Form 10-K
period 1997-12-31
RAYTHEON CO/
filed 1998-03-30
CIK 1047122

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1997.

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from...............
     to ..............

                         Commission File Number 1-13699

                                RAYTHEON COMPANY
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                       95-1778500
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                141 SPRING STREET, LEXINGTON, MASSACHUSETTS 02173
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code (781) 862-6600

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered

Class A Common Stock, $.01 par value            New York Stock Exchange
Class B Common Stock, $.01 par value            Chicago Stock Exchange
Series A Junior Participating Preferred         Pacific Exchange
   Stock purchase rights

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X. No ...

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 22, 1998, was approximately $18,648,013,310. For purposes of this disclosure, non-affiliates are deemed to be all persons other than members of the Board of Directors of the Registrant.

Number of shares of Common Stock outstanding as of February 22, 1998:
338,811,777, consisting of 102,630,503 shares of Class A Common Stock and 236,181,274 shares of Class B Common Stock.

Documents incorporated by reference and made a part of this Form 10-K:

          Portions of Raytheon's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference in Part I,
          Part II and Part IV.

          Portions of the Proxy Statement for Raytheon's 1998 Annual Meeting which will be filed with the Commission within 120 days after the close of Raytheon's fiscal year, are incorporated by reference in
          Part III.
                                     PART I

Item 1.  Business
                                    GENERAL

          Raytheon Company ("Raytheon" or the "Company") is a global technology leader, with worldwide 1997 pro forma sales of more than $20 billion. The Company provides products and services in the areas of defense and commercial electronics, engineering and construction, and business and special mission aircraft. Raytheon has operations throughout the United States and serves customers in more than 80 countries around the world.

          The Company, formerly known as HE Holdings, Inc. ("HE Holdings"), is the surviving company of the December 17, 1997 merger (the "Hughes Merger") of HE Holdings, Inc. and Raytheon Company, a Delaware corporation ("Former Raytheon"). At the effective time of the Hughes Merger, the separate legal existence of Former Raytheon ceased and HE Holdings was renamed "Raytheon Company." Although, from a legal point of view, HE Holdings, Inc. is the surviving company of the Hughes Merger, the Company's business is largely conducted in the same manner as and under the senior management of Former Raytheon. Accordingly, the historical disclosures in this Form 10-K and any year-to-year comparisons contained herein, unless otherwise specifically noted, relate to the operations of Former Raytheon, as a predecessor to the Company by merger, and not to HE Holdings, Inc. as it existed prior to the Hughes Merger. Former Raytheon's 1997 results of operations include less than two weeks' results relating to Hughes Defense (as defined below) after completion of the Hughes Merger.

                               RECENT DEVELOPMENTS
Acquisitions

          On December 17, 1997, the predecessor to the Company completed the Hughes Merger. At the time of the Hughes Merger, the operations and assets of HE Holdings consisted of the defense business of Hughes Electronics Corporation ("Hughes Defense"), a supplier of advanced defense electronics systems and services, principally in naval systems; airborne and ground-based radars, ground-, air- and ship-launched missiles; tactical communications; electro-optical systems; complex information systems and training systems and services. Immediately following the Hughes Merger, the surviving corporation changed its name to Raytheon Company. The value of the transaction was $9.5 billion (subject to post-closing adjustments), including approximately $5.5 billion in equity in the form of Class A Common Stock distributed to the common stockholders of General Motors Corporation, the former parent of Hughes Defense, and approximately $4.0 billion in debt. The proceeds of this indebtedness were contributed to an affiliate of Hughes Electronics Corporation prior to the Hughes Merger but the obligation remains with the Company.

          On July 11, 1997, the Company consummated the acquisition (the "TI Acquisition") of the defense systems and electronics business of Texas Instruments Incorporated ("TI Defense"), subject to post-closing adjustments. The businesses of TI Defense, a supplier of advanced defense systems, including tactical missiles, precision-guided weapons, radar, night vision systems and electronic warfare systems, were conducted through Raytheon TI Systems from July 11, 1997 through December 17, 1997 and are now conducted through Raytheon Systems Company.

Raytheon Systems Company

          Simultaneously with the consummation of the Hughes Merger on December 17, 1997, Raytheon announced the creation of Raytheon Systems Company ("RSC") to integrate Raytheon's defense electronics businesses. RSC includes the business units of Raytheon formerly known as Raytheon Electronic Systems, Raytheon E-Systems and Raytheon TI Systems, along with Hughes Defense. RSC currently consists of the following five business units:

     Defense Systems -- anti-tactical ballistic missile systems; air defense; air-to-air, surface-to air, and air-to-ground missiles, naval and maritime systems; ship self-defense systems; torpedoes, strike, interdiction and cruise missiles; and advanced munitions.

     Sensors and Electronic Systems -- ground, shipboard and airborne fire control and surveillance systems; primary and secondary air traffic control radars; ground- and space-based electro-optic sensors; electronic warfare; and GPS systems.

     Command, Control and Communication Systems -- command, control and communications systems; air traffic control systems; tactical radios; satellite communication ground control terminals; wide area surveillance systems; advanced transportation systems; and simulators and simulation systems.

     Intelligence, Information and Aircraft Integration Systems -- ground-based information processing systems; large scale information retrieval, processing and distribution systems; global broadcast systems; airborne surveillance and intelligence systems integration; aircraft modifications; and head-of-state aircraft systems.

     Training and Services -- training services and integrated training programs; technical services; and logistics and support. In addition, in connection with the reorganization of Raytheon's defense electronics operations, a majority of the operations of Raytheon Service Company, formerly a unit of Raytheon Engineers & Constructors, is now part of RSC's Training and Services business unit. Raytheon Service Company provides operations, maintenance and technical services for many U.S. defense systems and agencies.

Divestitures

          On March 26, 1998, Raytheon announced that it had entered into an agreement to sell its electronic controls business (formerly part of its appliances segment) to EGO Group of Germany for approximately $38 million. There can be no assurance that the sale will be consummated.

          On February 23, 1998, Raytheon announced that it had entered into an agreement to sell its Commercial Laundry business for approximately $358 million to a company organized by Bain Capital, Inc., and Raytheon Commercial Laundry management. There can be no assurance that the sale will be consummated.

          On January 13, 1998, Raytheon sold the Monolithic Microwave Integrated Circuit operations of TI Defense to TriQuint Semiconductor, Inc., for approximately $39 million.

          On December 31, 1997, Raytheon completed the sale of Switchcraft, Inc., a manufacturer of switching and connection equipment, to a company organized by Cortec Group, Inc., and Switchcraft management for $69 million. Also, on the same day, the Company completed the sale of Raytheon Semiconductor, Inc., a manufacturer of silicon semiconductor components, to Fairchild Semiconductor for $120 million.

          On September 10, 1997, Raytheon sold its home appliance, heating and air conditioning and commercial cooking businesses to Goodman Manufacturing Company, L.P. ("Goodman"). In connection with the sale of the home appliance, heating and air conditioning and commercial cooking businesses to Goodman, the results of Raytheon's remaining appliance businesses have been included in Raytheon's Electronics Segment under Commercial Electronics.

          Raytheon is also in the process of selling portions of Hughes Defense's electro-optics business and portions of TI Defense's focal-plane array business in accordance with an agreement with the Department of Justice relating to the Hughes Merger.

Consolidations

          On January 23, 1998, RSC announced several planned cost reduction measures. In addition to closing 20 facilities and partially closing six facilities over the next two years, RSC plans to reduce employment by approximately 10% -- or 8,700 jobs -- over the same time period. Also, 2,700 engineers will be reassigned to help fill technical positions. These steps will result in a planned reduction of facility space from 42 million square feet to 34 million square feet.

          On January 23, 1998, Raytheon also announced a planned effort to reduce costs at RE&C to improve its competitive position. Raytheon expects to close or partially close 16 offices at RE&C in early 1998 and reduce RE&C's work force by approximately 1,000 positions. These actions come in response to RE&C's 1997 profit performance, which declined from 1996. The Company believes that RE&C's results were adversely affected, in part, by a slowdown in some of RE&C's served global engineering and construction markets.

                      SALES TO THE UNITED STATES GOVERNMENT

          Sales to the United States Government (the "Government"), principally to the Department of Defense ("DOD"), were $6.270 billion in 1997 and $5.140 billion in 1996 representing 45.9% of total sales in 1997 and 41.7% in 1996. Of these sales, $483 million in 1997 and $502 million in 1996 represented purchases made by the Government on behalf of foreign governments.

                                BUSINESS SEGMENTS
Electronics

          Defense Electronics. Raytheon's defense electronics businesses are engaged in the design, manufacture and service of advanced electronics devices, equipment and systems for both government and commercial customers. In addition to defense electronics systems, Raytheon has converted certain defense electronics technologies to commercial and non-defense applications such as air traffic control, environmental monitoring and communications. Raytheon's defense electronics businesses are now conducted through RSC. See "Recent Developments -- Raytheon Systems Company." However, during 1997, Raytheon's defense electronics businesses were conducted through Raytheon Electronic Systems, Raytheon E-Systems and, from July 11, Raytheon TI Systems.

          Raytheon Electronic Systems. Raytheon Electronic Systems ("RES") produces missile and air defense systems. RES produces the Patriot ground-based air defense missile system, which is capable of tracking and intercepting enemy aircraft, cruise missiles, and tactical ballistic missiles. In addition to the U.S., seven foreign nations have selected Patriot as an integral part of their air defense systems. Since the end of the Gulf War in 1991, Raytheon has received approximately $3 billion in foreign orders for Patriot equipment and services. In addition, RES is the prime contractor for the Hawk ground-launched missile, which is owned by 18 allied nations in addition to the U.S.

          RES develops ground-based phased-array radars, including the Ground-Based Radar (GBR) for the Theater High Altitude Area Defense (THAAD) system, the U.S. Army's newest Theater Missile Defense Program.

          RES manufactures the primary air-to-air missile for the U.S. Air Force and Navy fighter aircraft - the Advanced Medium range Air-to-air missile (AMRAAM) and is the prime contractor for the U.S. Army's Enhanced Fiber Optic Guided Missile (EFOGM) demonstration program, which will provide rapidly deployable, lethal and highly survivable technologies to the U.S. early entry forces.

          The prime contractor for the NATO Sea-Sparrow Surface to Air Missile System (NSSMS), RES also produces the air and surface launched versions of the Sparrow missile for both the U.S. and foreign Navies.

          RES produces a variety of shipboard radar systems. Nearly every U.S. Navy ship carries at least one Raytheon radar/fire control system. An international variant is operational in Japan and an order was received during 1997 adding Spain to the list of users.

          RES develops sonars, combat control systems and minehunting equipment for submarines and ships in U.S. and allied fleets, in addition to designing unmanned underwater vehicles and laser sensors. RES is part of a team under contract to design, develop, integrate and test the command, control, communications and intelligence (C3I) sonar, combat control and architecture subsystems for the U.S., Navy's next-generation attack submarine the New Attack Submarine or NSSN.

          RES builds military communications systems and also a family of extended environment (E2) COTS computers and workstations.

          Raytheon E-Systems, Inc. Acquired in May 1995, Raytheon E-Systems specializes in intelligence, reconnaissance and surveillance systems; command and control; specialized aircraft maintenance and modification; guidance, navigation and control, communications and data systems. During 1996, the aircraft modification and defense electronics businesses of Chrysler Technologies were added to Raytheon E-Systems.

          Raytheon E-Systems' core business is focused on intelligence, reconnaissance and surveillance. Many of these programs are classified, involving the development or upgrading of sensors, platforms, ground processing for and integration of complex systems. Raytheon E-Systems develops software for highly complex information systems. Raytheon E-Systems is also involved in the application of advanced high performance supercomputer systems.

          An example of Raytheon's capabilities in the area of advanced information integration is the U.S. Navy's Cooperative Engagement Capability ("CEC") program. CEC provides the capability to integrate theater sensors and weapon systems ships, aircraft and land-based installations into an integrated air picture. The system has now successfully completed more than seven years of comprehensive at-sea testing, including several live fire tests and is now facing the challenges of integration into the fleet.

          Raytheon E-Systems designs and builds advanced electronic countermeasures systems to protect U.S. and allied ships and planes against enemy strikes. Raytheon E-Systems also has capabilities in large scale image processing and advanced signal processing.

          Raytheon TI Systems, Inc. On July 11, 1997, the Company consummated the TI Acquisition. The businesses of TI Defense, a supplier of advanced defense systems, including tactical missiles, precision-guided weapons, radar, night vision systems and electronic warfare systems, were conducted through Raytheon TI Systems ("RTIS") from July 11, 1997 through year-end and are now conducted through Raytheon Systems Company. RTIS applies advanced technologies such as image processing, microprocessing and sensors to meet the needs of the defense community.

          RTIS' missile business is focused in the air-to-ground weapons market, primarily with the High Speed Anti-Radar Missile (HARM), Paveway laser-guided bombs and the Joint Stand Off Weapon (JSOW) missile. Other RTIS missile products include the JAVELIN and the Extended Range Guided Munition (ERGM) programs. RTIS, as the prime contractor and lead in a 60/40 joint venture with Lockheed Martin Corporation, manufactures the JAVELIN man-portable medium anti-tank weapon system.

          RTIS produces electro-optic systems including Forward Looking Infrared
(FLIR) night vision systems, infrared sensors and lasers and infrared fire-control systems. Numerous RTIS FLIR systems are in use throughout the world in aircraft, aboard ships, on combat vehicles and on man-portable applications.

          RTIS is developing and producing terrain following/terrain avoidance radar systems for military aircraft. In a joint venture with Northrop Grumman Corporation, RTIS is also producing the next generation airborne radar for the F-22 aircraft. RTIS also develops and produces ocean search and surveillance radar and magnetic anomaly detection systems for carrier- and land-based fixed-wing aircraft and helicopters. These radars are designed for missions requiring periscope detection, long-range surface surveillance, target tracking and imaging/target classification.

          Commercial Initiatives within Defense Electronics. In addition to defense electronics systems, Raytheon has converted certain defense electronics technologies to commercial and non-defense applications such as air traffic control, environmental monitoring and communications.

          During 1997, the contract for the Brazilian System for the Vigilance of the Amazon ("SIVAM"), won in international competition by Raytheon, became effective and work formally commenced. The SIVAM project calls for the delivery of an integrated information network linking numerous sensors to regional and national coordination centers. Information will be used to protect the environment, improve air safety and weather forecasts, help control epidemics, manage land occupation and usage and ensure effective law enforcement and border control.

          Raytheon designs and installs air traffic control ("ATC") and weather systems at airports worldwide. Some of the countries Raytheon is providing ATC systems and radars for include The Netherlands, India, Norway, Switzerland, Australia, Germany, Oman, Hong Kong, Jamaica, Cyprus, China, and Taiwan. In September 1996, a team led by Raytheon won the FAA/DOD Standard Terminal Automation Replacement System (STARS) program, which is potentially worth $1 billion and will modernize and upgrade approximately 370 air traffic control sites across the United States.

          Raytheon's Terminal Doppler Weather Radar ("TDWR") system is being installed at 42 sites across the U.S. and Puerto Rico. The first international installation of Raytheon's TDWR system is planned for the new Hong Kong airport in 1998. TDWR uses Doppler radar technology to warn air traffic controllers of sudden wind shifts, such as microbursts, which have been blamed for numerous aircraft accidents, particularly during takeoff or landing.

          Commercial Electronics. Raytheon's commercial electronics businesses produce, among other things, marine radars and other marine electronics, transmit/receive modules for satellite communications projects, and other electronic components for a wide range of applications.

          Raytheon Marine supplies marine radars, depth sounders, radiotelephones, autopilots, fish finders, ECDIS and navigation aids, GPS and Loran receivers and other marine electronics under the Raytheon, Apelco and Autohelm labels in the U.S. and abroad. Raytheon Anschutz GmbH, located in Kiel, Germany, manufactures gyro compasses, autopilots, steering control systems, and integrated bridge systems for the commercial and military marine market.

          In microelectronics and components Raytheon is developing the Main Mission Antenna transceiver systems for the IRIDIUM global satellite communications project, which is designed to provide voice, paging, data, facsimile and location services anywhere on Earth. The antenna systems use Raytheon Microelectronics' gallium arsenide monolithic microwave integrated circuit ("MMIC") technology. Raytheon is also using its MMIC technology to develop direct broadcast satellite television receivers, wireless local area networks and next-generation digital cellular phones.

          Since the sale of its home appliance, heating and air conditioning and commercial cooking businesses to Goodman on September 10, 1997, the Company's remaining appliance businesses have been included within Commercial Electronics. Raytheon's commercial laundry business manufactures laundry equipment under the Speed Queen, UniMac and Huebsh brand names for sale into the coin store, multi-housing and on-premise laundry markets. On February 23, 1998 Raytheon announced that it had entered into an agreement to sell its commercial laundry business to Bain Capital, Inc. and Raytheon Commercial Laundry management. On March 26, 1998, Raytheon announced that it had entered into an agreement to sell its electronic controls business to EGO Group of Europe. See "Item 1. Business, Recent Developments--Divestitures."

Aircraft

          Raytheon Aircraft offers one of the broadest product lines in the general aviation market. Raytheon Aircraft manufactures, markets and supports piston-powered aircraft, jet props and light and medium jets for the world's commercial, regional airlines and military aircraft markets.

          Raytheon Aircraft's piston-powered aircraft line includes the single-engine Beech Bonanza and the twin-engine Beech Baron aircraft for business and personal flying. The segment's King Air jetprop series introduced in 1964 - includes the Beech King Air's C90, B200 and 350. The jet line includes the Beechjet 400A and the Hawker 800XP (Extended Performance) midsize business jet. Raytheon Aircraft is the leading producer of 19-passenger regional airliners, selling the Beech 1900D stand-up cabin aircraft to commuter airlines and corporate customers. In September 1995, Raytheon Aircraft announced a new light business jet, the Raytheon Premier I. In November 1996, Raytheon Aircraft announced a new super midsize business jet, the Hawker Horizon.

          The segment supplies aircraft training systems for the military, including the T-6A trainer selected as the next-generation trainer for the U.S. Air Force and Navy under the Joint Primary Aircraft Training (JPATS) contract. Deliveries are scheduled to begin in 1998. Raytheon Aircraft also produced the U.S. Air Force's T-1A trainer, the military counterpart of the Beechjet 400A light jet, a C-12 militarized version of the King Air B200 and the U-125 search-and-rescue variant of the Hawker 800. The T-1A Jayhawk contract was completed in 1997. Raytheon Aircraft also produces two missile target drones for U.S. and allied forces.

          Raytheon Aerospace manages more than 1,500 aircraft at over 120 sites around the world and provides contractor logistics and training support for military and other government aircraft and missile target systems. Raytheon Aircraft Services operates a network of business aviation service operations at airports across the U.S.

          Raytheon Travel Air, established in 1997, sells fractional shares in aircraft and provides aircraft management and transportation services for the owners of the shares, The Travel Air program includes the Hawker 800XP, Beechjet 400A and the King Air 200.

Engineering and Construction

          Raytheon Engineers & Constructors ("RE&C") is one of the largest engineering and construction firms in the United States, serving markets throughout the world. Its markets include: fossil and nuclear power; petroleum and gas; polymers and chemicals; pharmaceuticals and biotechnology; metals, mining, and light industry; pulp and paper; food and consumer products; environmental services, including chemical munitions destruction; infrastructure and transportation. RE&C also retains a portion of the operations of Raytheon Service Company, the majority of which have been transferred to RSC. See "Recent Developments--Raytheon Systems Company."

          RE&C undertakes some engineering and construction projects on a firm fixed price basis ("lump sum turnkey") and as a result benefits from cost savings and carries the burden of cost overruns.

          Financial information about Operations by Business
          Segments and Operations by Geographic Areas is contained in Note O to Raytheon's Financial Statements for the years ended December 31, 1997, 1996 and 1995 and is incorporated herein by reference.

                              GOVERNMENT CONTRACTS

          The Company and various subsidiaries act as a prime contractor or major subcontractor for many different Government programs including those that involve the development and production of new or improved weapons or other types of electronics systems or major components of such systems. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of Government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The Government is required to adjust equitably a contract price for additions or reductions in scope or other changes ordered by it.

          Generally, Government contracts are subject to oversight audits by Government representatives and provisions permitting termination, in whole or in part, without prior notice at the Government's convenience upon the payment of compensation only for work done and commitments made at the time of termination. In the event of termination, the contractor will receive some allowance for profit on the work performed. The right to terminate for convenience has not had any significant effect upon Raytheon's business in light of its total Government business.

          The Company's Government business is performed under both cost reimbursement and fixed price prime contracts and subcontracts. Cost reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule; and (iii) cost plus award fee contracts which provide for the payment of an award fee determined in the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, Raytheon is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing contracts have been made partially or wholly unallowable by statute or regulation. Examples are charitable contributions, travel costs in excess of government rates and certain litigation defense costs.

          The Company's fixed price contracts are either firm fixed price contracts or fixed price incentive contracts. Under firm fixed price contracts, Raytheon agrees to perform the contract for a fixed price and as a result benefits from cost savings and carries the burden of cost overruns. Under fixed price incentive contracts, Raytheon shares with the Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Under such incentive contracts, the Company's profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed price and fixed price incentive type contracts, the Company usually receives progress payments monthly from the Government generally in amounts equaling 80% of costs incurred under the contract. The remaining amount, including profits or incentive fees, is billed upon delivery and final acceptance of end items under the contract.

          The Company's Government business is subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

          Under many Government contracts, the Company is required to maintain facility and personnel security clearances complying with DOD requirements.

          Companies which are engaged in supplying defense-related equipment to the Government are subject to certain business risks some of which are peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

          As a result of the 1985 Balanced Budget and Emergency Deficit Reduction Control Act, the federal deficit and changing world order conditions, DOD budgets have been subject to increasing pressure resulting in an uncertainty as to the future effects of DOD budget cuts. Raytheon has, nonetheless, maintained a solid foundation of tactical defense systems which meets the needs of the United States and its allies, while serving a broad government program base and wide range of commercial electronics businesses. These factors lead management to believe that there is high probability of continuation of Raytheon's current major tactical defense programs.

          See "Item I. Business -- Sales to the United States Government" for information regarding the percentage of the Company's revenues generated from sales to the Government.

                                     BACKLOG

          The Company's backlog of orders at December 31, 1997 was $21.250 billion compared with $12.066 billion at the end of 1996. The 1997 amount includes funded backlog of $12.547 billion from the Government compared with $5.637 billion at the end of 1996. Normally, the Government funds its major programs only to the dollar level appropriated annually by Congress, even though the total estimated program values are considerably greater. Accordingly, the Company's Government funded backlog represents only that amount which has been appropriated and against which the Company can be reimbursed for work performed.

Approximately $2.527 billion of the overall backlog figure represents the unperformed portion of multi-year direct orders from foreign governments. Approximately $2.091 billion of the overall backlog represents non-government foreign backlog.

          Backlog in the Engineering and Construction segment was $3.239 billion at the end of 1997 compared with $3.565 billion at the end of 1996. Design and construction contracts in this segment typically take from eighteen months to several years to perform.

          Aircraft segment backlog was $1.709 billion at the end of 1997 versus $1.163 billion at the end of 1996. The increase was primarily due to the receipt of orders for commercial aircraft including King Air, Premier I and Horizon.

          Approximately $7.148 billion of the $21.250 billion 1997 year-end backlog is not expected to be filled during the following twelve months.

                            RESEARCH AND DEVELOPMENT

          During 1997, Raytheon derived net sales of $2.115 billion ($1.496 billion in 1996 and $982 million in 1995) pursuant to Government contracts for research and development. In addition, during 1997 Raytheon expended $415.1 million on research and development efforts compared with $323.3 million in 1996 and $315.6 million in 1995. These expenditures principally have been for product development for the Government and for aircraft products.

                                   SUPPLIERS

          Delivery of raw materials and supplies to Raytheon is generally satisfactory. Raytheon is sometimes dependent, for a variety of reasons, upon sole-source suppliers for procurement requirements. However, Raytheon has experienced no significant difficulties in meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 49 through 53 of the Company's Annual Report to Stockholders for the year ended December 31, 1997 for information regarding the "Year 2000" issue as it relates to the the Company and the Company's suppliers.

                                   COMPETITION

          The military and commercial industries in which Raytheon operates are highly competitive. Raytheon's competitors range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms.

          The Electronics segment is a direct participant in most major areas of development in the defense, space, information gathering, data reduction and automation fields. Technical superiority and reputation, price, delivery schedules, financing and reliability are principal competitive factors considered by electronics customers. Most of the largest defense contractors in the United States are competitors in the Electronics segment.

          In the Engineering and Construction segment it is estimated that about 15 firms compete for major business opportunities worldwide. Competition is based primarily upon technical superiority, project experience and price. The ability to arrange or otherwise provide financing to customers is sometimes significant in attracting or retaining clients.

          Competition in the Aircraft segment comes from a number of domestic and foreign jet, turboprop and piston aircraft manufacturers. Principal elements of competition in the industry are price, financing, operating costs, reliability, cabin size and comfort, product quality, speed and service support.

                              PATENTS AND LICENSES

         Raytheon has long been an innovative leader in the development of new products and manufacturing technologies. Raytheon and its subsidiaries own a large number of United States and foreign patents and patent applications as well as trademark, copyright and chip mask work registrations which are necessary and contribute significantly to the preservation of the Company's strong competitive position in the market. In certain instances, Raytheon has augmented its technology base by licensing the proprietary intellectual property of others.

          Raytheon's patent position and intellectual property portfolio is deemed adequate for the conduct of its businesses. It is Raytheon's policy to enforce its own intellectual property rights and to respect the rights of others. Incidental to the normal course of business, infringement claims may arise or may be threatened both by and against Raytheon. In the opinion of management, these claims will not have a material adverse affect on the Company's operations.

                                   EMPLOYMENT

          As of December 31, 1997, Raytheon had approximately 119,150 employees compared with approximately 75,300 employees at the end of 1996. The increase is primarily due to the Hughes Merger and the TI Acquisition, partially offset by the sales of the Company's home appliance, heating and air conditioning and commercial cooking businesses, Raytheon Semiconductor and Switchcraft. See "Part I, Recent Developments -- Acquisitions -- Divestitures." Subsidiaries of Raytheon Engineers & Constructors International, Inc. and certain other subsidiaries have craft employees engaged for individual projects not included in Raytheon's employee count.

          Raytheon considers its union-management relationships to be satisfactory. Raytheon has, for the most part, successfully negotiated labor agreements without significant work stoppages, with the exception of a nine week strike that occurred during the summer of 1996 at the Cedarapids, Inc. facility located in Cedar Rapids, Iowa. Raytheon currently has collective bargaining relationships with 13 different labor organizations involving 39 separate labor agreements.

                                  FOREIGN SALES

          Of total sales, Raytheon's sales to customers outside the United States were 29%, 28% and 28% in 1997, 1996 and 1995, respectively. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, petrochemical, power and industrial plant design and construction, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communication. Foreign subsidiary working capital requirements generally are financed in the countries concerned. Sales and income from international operations are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. Raytheon generally has been able to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments.

          Raytheon utilizes the services of sales representatives and distributors in connection with foreign sales. Normally representatives are paid commissions and distributors are granted resale discounts in return for services rendered.

         Licenses are required from Government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 (formerly the Foreign Military Sales Act) for export from the United States of many of Raytheon's products. In the case of certain sales of defense equipment and services to foreign governments, the Government's Executive Branch must notify Congress at least 15 to 30 days (depending on the location of the sale) prior to authorizing such sales. During that time, Congress may take action to block the proposed sale.

     FACTORS THAT COULD AFFECT FUTURE RESULTS -- FORWARD LOOKING STATEMENTS

          Statements in this filing which are not historical facts are forward looking statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

          Important factors that could cause actual results to differ materially include but are not limited to (i) the effect of global economic conditions,
(ii) the success of and investment in new product development, (iii) product demand and market acceptance, (iv) the timing of new business awards, (v) the introduction of competing products or technologies by competitors, (vi) the successful conversion of defense products and technology to commercially viable products, (vii) the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms, (viii) the ablilty to obtain and retain skilled workers, (ix) the ability to obtain and maintain a strong supplier base and the capacity to meet product demand, (x) the trade policies of foreign governments and (xi) competitive pressures and other risks identified below by business segment.

          Electronics Segment. In the domestic defense electronics segment, important factors that could cause actual results to differ materially include, in addition to those factors described in the preceding paragraph, (i) the uncertainties surrounding Congressional appropriations and/or Department of Defense funding, (ii) contract provisions for price determination, profit and cost controls and limitations and audit, (iii) the ability of government customers to terminate existing contracts, wholly or partially, for their own convenience with a requirement to pay only for work performed or committed with a reasonable allowance for profit, (iv) advanced design problems and associated technological difficulties with the potential for cost overruns, (v) changes in procurement policies, (vi) the changing needs for and changes in the type of weapon systems to be procured, (vii) political developments domestically and internationally and (viii) changes in the competitive landscape due to the consolidation of the U.S. or global defense industry.

          With respect to the international defense electronics market, important factors that could cause actual results to differ materially include, in addition to those noted above, (i) delays in placing orders, (ii) the ability of foreign customers to finance purchases, (iii) uncertainties and restrictions concerning the availability of funding credit or guarantees, (iv) changing military and political alliances, (v) U.S. or foreign export controls and trade restrictions, (vi) government policies with respect to restrictions on doing business with certain countries, (vii) governmental industrial cooperation requirements, (viii) foreign exchange risks, (ix) increased international competition, (x) the adequacy and availability of transportation, (xi) the complexity and necessity of using foreign representatives and consultants and
(xii) the uncertainty of complying with the laws of specific countries and of U.S. laws affecting the activities of U.S. companies abroad.

          In the commercial electronics segment, important factors that may cause actual results to differ materially include, in addition to those noted above, (i) product demand, including continued expansion of the satellite telecommunications and telecommunications systems markets, (ii) consumer spending patterns affecting recreational boat sales and favorable economic conditions for commercial marine product sales, (iii) consumer demand for PC's and audio entertainment components and (iv) the successful introduction of new products, including the multiple Wireless LAN Systems.

          Engineering and Construction Segment. In the engineering and construction segment, important factors that could cause actual results to differ materially include, in addition to those noted above, (i) the effects of global, regional and country specific economic conditions due to international backlog, (ii) performance risks for existing and future contracts, (iii) conditions in the capital markets and the availability of project financing,
(iv) international political conditions, (v) the timing of contract receipt and funding and (vi) the ability of the Company to successfully implement its consolidation and cost reduction plans for RE&C.

          Aircraft Segment. In the aircraft segment, important factors that could cause actual results to differ materially include, in addition to those noted above, (i) market perceptions of and government regulations affecting regional aircraft, (ii) price pressures within the market, (iii) the ability to meet scheduled timetables for the introduction of new products, (iv) delays in U.S. Government export approvals and (v) third party financing availability.

          Integration of TI Defense and Hughes Defense. The Company believes that the creation of Raytheon Systems Company will facilitate the Company's ability to integrate the TI Defense and Hughes Defense businesses. However, the Company may encounter difficulties or may not realize the full benefits expected from such integration. The success of Raytheon Systems Company will require, among other things, integration of the TI Defense and Hughes Defense organizations, business infrastructure and products with those of Former Raytheon in a way that enhances the performance of the combined businesses. The challenges posed by these transactions include the integration of numerous geographically separated manufacturing facilities and research and development centers. The success of this transition to an integrated entity will be significantly influenced by the Company's ability to retain key employees, to integrate differing management structures and to realize anticipated cost synergies, all of which will require significant management time and resources. Any material delays or unexpected costs incurred in connection with such integration could have a material adverse effect on the Company's business, operating results or financial condition.

          In order to mitigate these risks, over the past year, teams drawn from Raytheon E-Systems, Raytheon Electronic Systems, Hughes Defense and TI Defense developed a comprehensive architecture for consolidating and organizing the new RSC. Ultimately, hundreds of employees contributed. These teams reviewed every operation, and their recommendations were made to a Management Transition Committee and a Defense Business Executive Council, both of which included Raytheon, Hughes Defense, and TI Defense management. The goal was to break through the boundaries of the four separate defense businesses.

          As a result, the Company believes that it has removed cultural barriers by eliminating the former structures of Raytheon Electronic Systems, Raytheon E-Systems, Raytheon TI Systems, and Hughes Defense, and created five new business segments within RSC - Defense Systems; Sensors and Electronic Systems; Command, Control and Communication Systems; Intelligence, Information and Aircraft Integration Systems; and Training and Services. Each of these segments is made up of elements of the four former businesses and is focused and organized along product and service lines.

Item 2.  Properties

          The Company and its subsidiaries operate in a number of plants, laboratories, warehouses and office facilities in the United States and abroad.

          At December 31, 1997, the Company utilized approximately 56.2 million square feet of floor space in manufacturing, engineering, research, administrative, sales and warehouses, approximately 97% of which was located in the United States. Of such total, approximately 48% was owned, approximately 49% was leased and approximately 3% was made available under facilities contracts for use in the performance of United States Government contracts. At December 31, 1997 the Company had approximately 2.6 million square feet of additional floor space that was not in use, including approximately 2.5 million square feet in Company-owned facilities.

          There are no major encumbrances on any of the Company's plants or equipment other than financing arrangements which in the aggregate are not material. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

          A summary of the utilized floor space at December 31, 1997, by business segment, follows:
                                        (in square feet with 000's omitted)

                                                      Government
                                 Leased     Owned       Owned       TOTAL

Electronics                      20,925     21,282     1,939        44,146
Engineering &
   Construction                   3,131      1,242       119         4,492
Aircraft                          3,221      4,027         0         7,248
Corporate (includes
international sales offices)        134        235         0           369
                                 ------     ------     -----        ------
         TOTAL                   27,411     26,786     2,058        56,255

          See "Part I, Item 3 -- Legal Proceedings," and Management's Discussion and Analysis of Financial Condition and Results of Operations on pages -- through -- of the Company's Annual Report to Stockholders for the year ended December 31, 1997 for information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations.

Item 3.  Legal Proceedings

          Prior to the Hughes Merger, the business of Hughes Defense was conducted by Hughes Aircraft Company ("HAC"), an indirect subsidiary of Hughes Electronics Corporation. Since 1985, several actions seeking compensatory and punitive damages in unspecified amounts have been filed against HAC by plaintiffs alleging that they suffered injuries as a result of the migration of alleged toxic substances into the Tucson, Arizona, water supply. These substances were disposed of at a facility owned by the United States Government which HAC operated and Raytheon now leases under a contract with the U.S. Air Force.

          In 1991, HAC settled with the approximately 2,000 plaintiffs in one of these cases, Valenzuela v. Hughes Aircraft Company, for $84.5 million. HAC's primary and excess insurance carriers contributed approximately $71 million toward the Valenzuela settlement and HAC contributed approximately $13 million. Subsequently, several of HAC's insurance carriers have sought or are seeking reimbursement of the amounts they paid. Certain of these actions have been settled or dismissed without prejudice, pending resolution of other related toxic tort actions and exhaustion of HAC's primary insurance coverage. If the insurers that have not settled with HAC prevail in the insurance coverage litigation, the Company may ultimately bear responsibility for a substantial portion of the Valenzuela settlement.

          Several other actions arising out of migration of alleged toxic substances into the Tucson water supply are still pending, including:

     1. Cordova v. Hughes Aircraft Company, et al., which was filed by an estimated 90,000 member class against HAC, McDonnell Douglas Corporation, General Dynamics Corporation and the Tucson Airport Authority as co-defendants. The court denied class certification in 1996. Fewer than 200 property damage and injury claims (with associated loss of consortium claims) remain.

     2. Yslava v. Hughes Aircraft Company, an action filed by approximately 800 individual plaintiffs, alleging injury claims (with associated loss of consortium claims). HAC filed third party claims against McDonnell Douglas Corporation, General Dynamics Corporation, the Tucson Airport Authority and the City of Tucson.

     3. Lanier v. Hughes Aircraft Company, et al., a class action seeking medical monitoring for an estimated class of 50,000 residents from the south side of Tucson.

          The Company is vigorously defending these actions, and believes both that it has strong defenses to the claims asserted against it and that it has claims for contribution against other entities. In addition, the Company has obtained state and federal court decisions requiring its insurers to pay defense costs in these actions. Although the Company believes that it has good bases for seeking indemnity coverage from its carriers, it cannot reasonably estimate what, if any, coverage may, in fact, be available.

          The Company is also involved in various stages of investigation and cleanup relative to remediation of various other sites. All appropriate costs incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of the Company's responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability will not have a material effect on the Company's financial position, liquidity or results of operations after giving effect to provisions already recorded.

          Accidents involving personal injuries and property damage occur in general aviation travel. When permitted by appropriate government agencies, Raytheon Aircraft investigates accidents related to its products involving fatalities or serious injuries. Through a relationship with FlightSafety International, Raytheon Aircraft provides initial and recurrent pilot and maintenance training services to reduce the frequency of accidents involving its products.

          Raytheon Aircraft is a defendant in a number of product liability lawsuits which allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. Raytheon Aircraft maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. (See Note L to Raytheon's Financial Statements for the years ended December 31, 1997, 1996 and 1995.)

          The insurance policies for product liability coverage held by Raytheon Aircraft do not exclude punitive damages, and it is the position of Raytheon Aircraft and its counsel that punitive damage claims are therefore covered. Historically, the defense of punitive damage claims has been undertaken and paid by insurance carriers. Under the law of some states, however, insurers are not required to respond to judgments for punitive damages. Nevertheless, to date no judgments for punitive damages have been sustained.

          Defense contractors are subject to many levels of audit and investigation. Agencies which oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice and Congressional Committees. The Department of Justice from time to time has convened grand juries to investigate possible irregularities by the Company in governmental contracting.

          Various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material effect on the Company's financial position, liquidity or results of operations after giving effect to provisions already recorded.

Item 4.  Submission of Matters to a Vote of Security Holders

          In December 1997, the stockholders of Former Raytheon, acting by written consent, approved the Hughes Merger. As of December 17, 1997, Former Raytheon's transfer agent received and recorded unrevoked written consents from the holders of 181,734,841 shares of Former Raytheon common stock broken out as follows: Consent - 180,053,579, Withhold - 929,227, Abstain - 752,053.

Item 4(A).  Executive Officers of the Registrant

          The Executive Officers of the Company are listed below. Each executive officer was elected by the Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

          Gail P. Anderson: Senior Vice President - Human Resources since January 1998. Prior to assuming his present position Mr. Anderson was Vice President - Human Resources from December 1994 and Vice President - Human Resources, Phillips Petroleum Company from 1986. Age: 56

          Shay D. Assad: Senior Vice President - Contracts since January 1998. Prior to assuming his present position Mr. Assad was Vice President - Contracts from July 1994 and Manager-Contracts, Missile Systems Division from 1985. Age:
47

          Renso L. Caporali: Senior Vice President Engineering and Business Development since January 1997. Prior to assuming his present position Mr. Caporali was Senior Vice President - Government and Commercial Marketing since April 1995 and Chairman and Chief Executive Officer of the Grumman Corporation from 1991. Age: 64

          Philip W. Cheney: Vice President and Group Executive - Commercial Electronics since July 1994. Prior to assuming his present position Dr. Cheney was Vice President - Engineering from February 1990. Age: 62

          Kenneth H. Colburn: Vice President - Project and International Finance since January 1995. Prior to assuming his present position Mr. Colburn was Managing Director-Investment Banking Department-East Coast Group, CS First Boston Corporation from January 1991. Age: 46

          Kenneth C. Dahlberg: Executive Vice President and President and Chief Operating Officer of Raytheon Systems Company since December 1997. Prior to assuming his present position Mr. Dahlberg was Senior Vice President of Hughes Aircraft Company from September, 1994 and Vice President of Hughes Electronics Corporation from May, 1993. Age: 53

          Peter R. D'Angelo: Executive Vice President and Chief Financial Officer since March 1995. Prior to assuming his present position Mr. D'Angelo was Executive Vice President, Chief Financial Officer and Controller since March 1995; Vice President, Chief Financial Officer and Controller from January 1995; Vice President and Corporate Controller from 1992 and Controller - Missile Systems Division from 1984. Age: 59

          Herbert Deitcher: Senior Vice President - Treasurer since November 1989. Age: 64

          David S. Dwelley: Vice President - Strategic Business Development since April 1991. Prior to assuming his present position Mr. Dwelley was Vice President and President of Raytheon Europe Limited from 1989. Age: 58

          Michele C. Heid: Vice President - Corporate Controller and Investor Relations since April 1997. Prior to assuming her present position Ms. Heid was Vice President - Investor Relations since September 1995; Vice President - Investor Relations & Strategic Planning, Cummins Engine Company from 1993 and Vice President - Investor Relations, Cummins Engine Company from 1991. Age: 43

          Christoph L. Hoffmann: Executive Vice President - Law, Corporate Administration, and Secretary since March 1995. Prior to assuming his present position Mr. Hoffmann was Senior Vice President - Law, Human Resources and Corporate Administration, and Secretary from February 1994; Vice President, Secretary and General Counsel from July 1991, Vice President from April 1991 and Senior Vice President, General Counsel and Secretary of Pneumo Abex Corporation from 1986. Age: 53

          Thomas D. Hyde: Senior Vice President and General Counsel since January 1998. Prior to assuming his present position Mr. Hyde was Vice President and General Counsel since February 1994; Assistant General Counsel from August 1992; Senior Vice President, General Counsel and Chief Financial Officer of MNC Financial Inc. Special Assets Bank from 1991; and Vice President, Finance of Manville Sales Corporation from 1988. Age: 49

          James L. Infinger: Vice President - Chief Information Officer since October 1997. Prior to assuming his present position Mr. Infinger was Senior Vice President and Chief Information Officer of CompUSA, Inc. from June 1994.
Age: 40

          Robert S. McWade: Vice President - Corporate Affairs and Communications since January 1997. Prior to assuming his present position Mr. McWade was Vice President - Corporate Affairs since February 1996; Director, Corporate Communications, Textron, Inc. from September 1994; and Director, Corporate Relations, Bank of Boston from 1988. Age: 41

          Charles Q. Miller: Executive Vice President and Chairman and Chief Executive Officer of Raytheon Engineers & Constructors International, Inc. since March 1995. Prior to assuming his present position Mr. Miller was Senior Vice President and Group Executive and Chairman and Chief Executive Officer of Raytheon Engineers & Constructors International, Inc. from March 1993; and President, United Engineers & Constructors, Inc. from 1990. Age: 52

          Dennis J. Picard: Director since 1989 and Chairman and Chief Executive Officer since March 1991. Prior to assuming his present position Mr. Picard was President from 1989. Age: 65

          Robert A. Skelly: Vice President - Assistant to the Executive Office. Prior to assuming his present position Mr. Skelly was Vice President - Administration, Environmental Quality and Procurement from September 1992 and Vice President - Public and Financial Relations from January 1991. Age: 55

          William H. Swanson: Executive Vice President and Chief Executive Officer of Raytheon Systems Company since December 1997. Prior to assuming his present position Mr. Swanson was Executive Vice President and General Manager - Raytheon Electronic Systems Division since March 1995; Senior Vice President and General Manager - Missile Systems Division from 1990. Age: 49

          John C. Weaver: Executive Vice President, Business Development and Engineering since December 1997. Prior to assuming his present position Mr. Weaver was President and Chief Operating Officer of Hughes Aircraft Company from 1990. Age: 64

          Arthur E. Wegner: Executive Vice President and Chairman and Chief Executive Officer of Raytheon Aircraft Company since March 1995. Prior to assuming his present position Mr. Wegner was Senior Vice President and Chairman and Chief Executive Officer of Raytheon Aircraft from July 1993 and Executive Vice President and President of the Aerospace/Defense Sector of United Technologies Corporation from 1989. Age: 60

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

          The information required by this Item 5 is contained in Note P to Raytheon's Financial Statements for the years ended December 31, 1997, 1996 and 1995 and is incorporated herein by reference.

Item 6.  Selected Financial Data

          The information required by this Item 6 is included in the "Five Year Statistical Summary" contained in the Company's Annual Report to Stockholders for the year ended December 31, 1997 on page 54 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information required by this Item 7 is contained in the Company's Annual Report to Stockholders for the year ended December 31, 1997 on pages 49 through 53 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplemental Data

          Selected quarterly financial data and the financial statements and supplementary data of the Registrant are contained in the Company's Annual Report to Stockholders for the year ended December 31, 1997 on page and pages through , respectively, and are incorporated herein by reference. Schedules required under Regulation S-X are filed as "Financial Statement Schedules" pursuant to Item 14 hereof.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

          Information regarding the directors of the Company is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1998 under the captions "The Board of Directors and Certain of its Committees" and "Election of Directors" and is incorporated herein by reference. Information regarding the executive officers of the Company is contained in Part I, Item 4(A) of this Form 10-K.

Item 11. Executive Compensation

          This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1998 under the caption "Executive Compensation" and, except for the information required by Items 402(k) and 402(l) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1998 under the caption "Security Ownership" and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

          This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1998 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Financial Statements and Schedules

              (1)  The following financial statements of Raytheon
                   Company and Subsidiaries Consolidated, as contained in Raytheon's 1997 Annual Report to Stockholders, are hereby incorporated by reference:

                   Balance Sheets at December 31, 1997 and 1996

                   Statements of Income for the Years Ended
                   December 31, 1997, 1996 and 1995

                   Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

                   Statements of Cash Flows for the Years Ended
                   December 31, 1997, 1996 and 1995

              (2) The following financial statement schedule is included herein:

                   Schedule II, Reserves for the Three Years Ended December 31, 1997

                   Schedules I, III and IV are omitted because they are not required, not applicable or the information is otherwise included.

         (b) Reports on Form 8-K

                  During the first quarter of 1998, the Company made the following filings on Form 8-K:

                  (1) Raytheon Company Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 1998.

                  (2) Raytheon Company Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 1998.

         (c) Exhibits

             2.1 Asset Purchase Agreement dated as of January 4, 1997 between Raytheon Company and Texas Instruments Incorporated, heretfore filed as an exhibit to Former Raytheon's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 1997, is hereby incorporated by reference.

              2.2 Agreement and Plan of Merger dated as of January 16, 1997 by and between Raytheon Company and HE Holdings, Inc., filed as an exhibit to Former Raytheon's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 1997, is hereby incorporated by reference.

              2.3 Implementation Agreement dated as of January 16, 1997 by and between Raytheon Company and General Motors Corporation, filed as an exhibit to Former Raytheon's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 1997, is hereby incorporated by reference.

              2.4 Hughes Spin-Off Separation Agreement dated as of December 17,
                  1997 by and between HE Holdings, Inc. and General Motors Corporation filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 333-44321, is hereby incorporated by reference.

              3.1 Raytheon Company Restated Certificate of Incorporation,
                  restated as of February 11, 1998.*

              3.2 Raytheon Company Amended and Restated By-Laws, as amended through January 28, 1998.*

              4.1 Indenture dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to Former Raytheon's Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

              4.2 Supplemental Indenture dated as of December 17, 1997 between
                  Raytheon Company and The Bank of New York, Trustee.*

              4.3 Rights Agreement dated as of December 15, 1997 between the
                  Company and State Street Bank and Trust Company, as Rights Agent, filed as an exhibit to the Company's Registration Statement on Form 8-A, File No. 1-13699, is hereby incorporated by reference.

             10.1 Raytheon Company 1976 Stock Option Plan, as amended, filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

             10.2 Raytheon Company 1991 Stock Plan, as amended, filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

             10.3 Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

             10.4 Plan for Granting Stock Options in Substitution for Stock
                  Options Granted by Texas Instruments Incorporated, filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

             10.5 Plan for Granting Stock Options in Substitution for Stock
                  Options Granted by Hughes Electronics Corporation, filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

             10.6 Raytheon Company 1997 Nonemployee Directors Restricted Stock
                  Plan, filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

             10.7 Raytheon Company Deferral Plan for Directors, filed as an exhibit to Former Raytheon's Registration Statement on Form S-8, File No. 333-22969, is hereby incorporated by reference.

             10.8 Form of Raytheon Company Change in Control Severance
                  Agreement, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference. The Company has entered into Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.8 with each of the following executives: Peter R. D'Angelo, Christoph L. Hoffmann, Charles
                  Q. Miller, Dennis J. Picard, William H. Swanson and Arthur E. Wegner. The agreements are designed to provide the executive with certain severance benefits following a termination, all as more fully described in the form of Agreement. The Company has also entered into Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.8 with nineteen other executives, but which are immaterial to the Company. The agreements are designed to provide the executive with certain severance benefits following a termination, all as more fully described in the form of Agreement.

             10.9 Restricted Unit Award Agreement between the Company and Dennis
                  J. Picard, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, is hereby incorporated by reference.

            10.10 Form of HE Holdings, Inc. Executive Change in Control
                  Severance Agreement, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is incorporated herein by reference. HE Holdings has entered into Executive Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.10 with each of the following executives: John C. Weaver, Barry L. Abrahams, Kenneth C. Dahlberg, Gerald H. Putman, George E. Speake, William C. Bowes, Louise L. Francesconi, Robert L. Horowitz, John T. Kuelbs, Charles A. Leader, David L. McPherson, Charles S. Ream, Terry Snyder, Donald R. Infante, Frederick C. McNutt, David P. Molfenter and Jack O. Pearson. Such agreements are designed to provide the executive with certain payments if still employed by the Company at the end of the second and third years after the Spin-Off Merger Effective Time, all as more fully described in the form of Agreement.

            10.11 Form of HE Holdings Executive Retention Agreement, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is incorporated herein by reference. HE Holdings has entered into Executive Retention Agreements in the form of Agreement filed as Exhibit 10.11 with each of the following executives: John C. Weaver, Barry L. Abrahams, Kenneth C. Dahlberg, Gerald H. Putman, George E. Speake, William C. Bowes, Louise L. Francesconi, Robert L. Horowitz, John T. Kuelbs, Charles A. Leader, David L. McPherson, Charles
                  S. Ream, Terry Snyder, Donald R. Infante, Frederick C. McNutt, David P. Molfenter and Jack O. Pearson. Such agreements are designed to provide the executive with certain payments if still employed by the Company at the end of the second and third years after the Spin-Off Merger Effective Time, all as more fully described in the form of Agreement.

            10.12 Form of HE Holdings, Inc. Executive Retention Agreement (filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is incorporated herein by reference. HE Holdings has entered into Executive Retention Agreements in the form of Agreement filed as Exhibit 10.12 with 86 other of its executives. The agreements are designed to provide the executive with certain payments if still employed by the Company at the end of the first and second years after the GM Spin-Off Merger Effective Time, all as more fully described in the form of Agreement.

            10.13 Raytheon Company $4 billion Credit Facility -- Five Year
                  Competitive Advance and Revolving Credit Facility, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated by reference.

            10.14 Raytheon Company $3 billion Credit Facility -- 364-day
                  Competitive Advance and Revolving Credit Facility, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated by reference.

            10.15 HE Holdings, Inc. $3 billion Credit Facility -- Five Year
                  Competitive Advance and Revolving Credit Facility, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is hereby incorporated by reference.

            10.16 HE Holdings, Inc. $2 billion Credit Facility -- 364-day
                  Competitive Advance and Revolving Credit Facility, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is hereby incorporated by reference.

            13 Raytheon Company 1997 Annual Report to Stockholders (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated herein by reference)*

            21    Subsidiaries of Raytheon Company.*

            23.1  Consent of Independent Accountants.*

            23.2  Report of Independent Accountants.*

            24    Powers of Attorney.*

            27    Financial Data Schedule.*

* Filed electronically herewith.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RAYTHEON COMPANY

                                            /s/ Christoph L. Hoffmann
                                                Christoph L. Hoffmann
                                         Executive Vice President and Secretary
                                                  for the Registrant

Dated:  March 25, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURES                          TITLE                         DATE

 Dennis J. Picard                  Chairman of the Board
(Dennis J. Picard)                 and Director (Principal        March 25, 1998
                                     Executive Officer)

 Ferdinand Colloredo-Mansfeld      Director                       March 25, 1998
(Ferdinand Colloredo-Mansfeld)

 Steven D, Dorfman                 Director                       March 25, 1998
(Steven D, Dorfman)

 Thomas E. Everhart                Director                       March 25, 1998
(Thomas E. Everhart)

 Theodore L. Eliot, Jr.            Director                       March 25, 1998
(Theodore L. Eliot, Jr.)

 John R. Galvin                    Director                       March 25, 1998
(John R. Galvin)

 Barbara B. Hauptfuhrer            Director                       March 25, 1998
(Barbara B. Hauptfuhrer)

 Richard D. Hill                   Director                       March 25, 1998
(Richard D. Hill)

 L. Dennis Kozlowski               Director                       March 25, 1998
(L. Dennis Kozlowski)

 James N. Land, Jr.                Director                       March 25, 1998
(James N. Land, Jr.)

 A. Lowell Lawson                  Director                       March 25, 1998
(A. Lowell Lawson)

 Charles H. Noski                  Director                       March 25, 1998
(Charles H. Noski)

 Thomas L. Phillips                Director                       March 25, 1998
(Thomas L. Phillips)

 Warren B. Rudman                  Director                       March 25, 1998
(Warren B. Rudman)

                                   Director
(Alfred M. Zeien)

 Peter R. D'Angelo      Executive Vice President - Chief          March 25, 1998
(Peter R. D'Angelo)          Financial Officer

 Michele C. Heid        Vice President - Corporate Controller     March 25, 1998
(Michele C. Heid)         and Investor Relations (Chief
                             Accounting Officer)

                                                                 29

                              RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                              ----------------------------------------------
                                            SCHEDULE II - RESERVES
                                 FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                 -------------------------------------------
                                                 (In thousands)

          COLUMN A                    COLUMN B                   COLUMN C                   COLUMN D        COLUMN E

                                                                Additions
                                                                         Balance
                             Balance at  Charged to  Charged              at end
                              beginning  costs and  to other  Deductions    of
 Description                  of period  expenses   accounts   Note (1)   period

-------------------------------------------------------------------------------
Year ended December 31, 1997:

  Allowance for doubtful       $20,260   $7,122       -       $5,619     $21,763
   accounts receivable

Year ended December 31, 1996:

  Allowance for doubtful       $22,043   $1,207       -       $2,990     $20,260
   accounts receivable

Year ended December 31, 1995:

  Allowance for doubtful       $21,290   $3,078       -       $2,325     $22,043
   accounts receivable


Note (1) - Uncollectible accounts and adjustments, less recoveries