Form 10-Q
period 1998-03-29
RAYTHEON CO/
filed 1998-05-13
CIK 1047122

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 1998

/ /       Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ............ to
          ...............


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


                                 (781) 862-6600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


Number of shares of Common Stock outstanding as of March 29, 1998: 338,582,580, consisting of 102,630,503 shares of Class A Common Stock and 235,952,077 shares of Class B Common Stock.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                                 BALANCE SHEETS

                                             (Unaudited)
                                           March 29, 1998     Dec. 31, 1997
                                           --------------     -------------
                                                     (In millions)
                                     ASSETS

Current assets
    Cash and marketable securities           $   332           $   296
    Accounts receivable, less allowance for
        doubtful accounts                      1,116             1,056
    Federal and foreign income taxes,
        including deferred                     1,144             1,244
    Contracts in process                       5,000             4,661
    Inventories                                2,059             1,837
    Prepaid expenses                             150               139
                                             -------           -------
         Total current assets                  9,801             9,233
Property, plant and equipment, net             2,866             2,891
Other assets, net                             16,525            16,474
                                             -------           -------
                  Total assets               $29,192           $28,598
                                             =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable and current portion
        of long-term debt                    $ 4,908           $ 5,656
    Advance payments, less contracts in
        process                                  549               525
    Accounts payable                           1,864             1,845
    Accrued salaries and wages                   629               680
    Accrued expenses                           2,862             3,180
                                             -------           -------
         Total current liabilities            10,812            11,886
Accrued retiree benefits                       1,069             1,095
Federal and foreign income taxes,
    including deferred                           786               786
Long-term debt                                 5,990             4,406
Stockholders' equity                          10,535            10,425
                                             -------           -------
                  Total liabilities and
                      stockholders' equity   $29,192           $28,598
                                             =======           =======

    The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                        STATEMENTS OF INCOME (Unaudited)

                                                  Three Months Ended
                                        March 29, 1998          March 30, 1997
                                        --------------          --------------
                                        (In millions except per share amounts)

Net sales                                  $4,574                  $2,899
                                           ------                  ------

Cost of sales                               3,558                   2,221
Administrative and selling expenses           346                     260
Research and development expenses             144                      79
                                           ------                  ------
Total operating expenses                    4,048                   2,560
                                           ------                  ------

Operating income                              526                     339
                                           ------                  ------

Interest expense                              179                      69
Interest and dividend income                   (8)                     (6)
Other income, net                              (3)                     (2)
                                           ------                  ------

Non-operating expense, net                    168                      61
                                          -------                  ------

Income before taxes                           358                     278
Federal and foreign income taxes              143                      95
                                          -------                  ------

Net income                                 $  215                  $  183
                                           ======                  ======

Earnings per common share
         Basic                              $0.63                   $0.78
         Diluted                            $0.63                   $0.77

Dividends declared per common share         $0.20                   $0.20

    The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                     Three Months Ended
                                                March 29, 1998   March 30, 1997
                                                --------------   --------------
                                                          (In millions)
Cash flows from operating activities
    Net income                                      $ 215                $ 183
    Adjustments to reconcile net
       income to net cash used in
       operating activities, net of the
       effect of acquired companies
          Depreciation and amortization               196                   94
          Sale of receivables                         282                  327
          Increase in accounts receivable            (349)                (292)
          Increase in contracts in process           (344)                (294)
          Increase in inventories                    (230)                (118)
          (Increase) decrease in
             long-term receivables                    (26)                   7
          Increase in advance payments                 23                   72
          Increase in accounts payable                 19                   39
          Net change in federal and
             foreign income taxes                      97                   67
          Decrease in other current
             liabilities                             (383)                 (37)
          Other adjustments, net                      (74)                 (53)
                                                    -----                -----
Net cash used in operating activities                (574)                  (5)
                                                    -----                -----
Cash flows from investing activities
    Additions to property, plant and equipment       (115)                (108)
    Increase in other assets                          (17)                 (36)
    Payments related to the purchase of acquired
      companies                                       (42)                  (6)
    Proceeds from sale of other assets                 19                   --
                                                    -----                -----
Net cash used in investing activities                (155)                (150)
                                                    -----                -----
Cash flows from financing activities
    Dividends                                         (68)                 (47)
    (Decrease) increase in short-term debt           (748)                 177
    Increase (decrease) in long-term debt           1,584                   (2)
    Purchase of treasury shares                       (56)                  (7)
    Proceeds under common stock plans                  33                   10
    All other, net                                     --                   10
                                                    -----                -----
Net cash provided by financing activities             745                  141
                                                    -----                -----
Effect of foreign exchange rates on cash               --                   (1)
                                                    -----                -----
Net increase (decrease) in cash and
   cash equivalents                                    16                  (15)
Cash and cash equivalents at beginning of year        296                  137
                                                    -----                -----
Cash and cash equivalents at end of period            312                  122
Marketable securities                                  20                   --
                                                    -----                -----
Total cash and marketable securities                $ 332                $ 122
                                                    =====                =====

    The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)

 1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared on substantially the same basis as the company's Annual Consolidated Financial Statements. These interim unaudited financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1997. The information furnished has been prepared from the accounts without audit. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

 2.   Acquisitions

The company acquired the Texas Instruments' defense business (TI Defense) in July 1997 and merged with the defense business of Hughes Electronics Corporation (Hughes Defense) in December 1997. The assets acquired and liabilities assumed in connection with these two transactions have been included in the financial statements based on preliminary estimates of fair value and may be revised, as additional information becomes available. As a result, the financial information included in the company's financial statements is subject to adjustment from subsequent revisions in estimates of fair value, if any are necessary.

 3.   Restructuring

During the first quarter of 1998, the company incurred cash costs of $4 million for facility and office closures and $4 million for employee severance and related items.

 4.   Special Purpose Entities

In connection with the sale of receivables noted in the Statement of Cash Flows, the following special purpose entities had been established as of March 29, 1998 and March 30, 1997 in accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: Raytheon Aircraft Receivables Corporation and Raytheon Engineers & Constructors Receivables Corporation. Additionally, the following special purpose entities had been established as of March 30, 1997:
Raytheon Appliances/Amana Receivables Corporation, Raytheon Commercial Appliances Finance Corporation and Raytheon Commercial Appliances Receivables Corporation.

 5.   Balance Sheet Details

Certain balance sheet accounts consisted of the following at:

                                                 March 29, 1998  Dec. 31, 1997
                                                 --------------  -------------
                                                           (In millions)
Inventories
    Finished goods                                    $   339        $   314
    Work in process                                     1,141          1,168
    Materials and purchased parts                         733            509
    Excess of current cost over LIFO values              (154)          (154)
                                                      -------        -------
         Total inventories                            $ 2,059        $ 1,837
                                                      =======        =======

Property, plant and equipment
    At cost                                           $ 5,376        $ 5,250
    Accumulated depreciation and amortization          (2,510)        (2,359)
                                                      -------        -------
         Property, plant and equipment, net           $ 2,866        $ 2,891
                                                      =======        =======

Other assets
    Prepaid pension and other noncurrent assets       $ 2,732        $ 2,638
    Excess of cost over net assets of acquired
        companies, net of accumulated amortization     13,793         13,836
                                                      -------        -------
         Other assets, net                            $16,525        $16,474
                                                      =======        =======

Stockholders' equity
    Preferred stock, no outstanding shares            $    --        $    --
    Class A common stock, outstanding shares                1              1
    Class B common stock, outstanding shares                2              2
    Additional paid-in capital                          6,169          6,151
    Equity adjustments                                    (39)           (23)
    Retained earnings                                   4,402          4,294
                                                      -------        -------
         Total stockholders' equity                   $10,535        $10,425
                                                      =======        =======

 6.   Long-term Debt

In March 1998, the company issued $500 million of notes due 2001 which have a coupon rate of 5.95 percent, $450 million of notes due 2005 which have a coupon rate of 6.3 percent, $300 million of notes due 2010 which have a coupon rate of
6.55 percent and $350 million of debentures due 2018 which have a coupon rate of
6.75 percent. The notes due in 2001 and 2005 are not redeemable prior to maturity. The notes due in 2010 and the debentures due in 2018 are redeemable under certain circumstances.

 7.   Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

                                                  Three Months Ended
                                            March 29, 1998      March 30, 1997
                                            --------------      --------------

Net income (in millions)                         $215                 $183

Share information (in thousands)
    Average common shares outstanding
        for basic EPS                         338,550              235,654
    Dilutive effect of stock options
        and restricted stock                    4,698                3,085
                                              -------              -------
    Average common shares outstanding
        for diluted EPS                       343,248              238,739

Basic EPS                                       $0.63                $0.78
Diluted EPS                                     $0.63                $0.77

Options to purchase 0.3 million and 3.7 million shares of common stock outstanding at March 29, 1998 and March 30, 1997, respectively, did not effect the computation of diluted EPS because the exercise prices for the options were greater than the average market price of the company's common stock during the period.

 8.   Comprehensive Income

The company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), in the first quarter of 1998. SFAS No. 130 established standards for reporting comprehensive income and its components, classified by their nature, in a full set of annual financial statements. The components of other comprehensive income for the company generally include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Restatement of prior period information is required. The computation of comprehensive income follows:

                                           Three Months Ended
                                   March 29, 1998          March 30, 1997
                                   --------------          --------------
                                               (In millions)

Net income                              $215                    $183
Other comprehensive income               (16)                    (20)
                                        ----                    ----
Total comprehensive income              $199                    $163
                                        ====                    ====

 9.   Subsequent Events

In May 1998, the company completed the sale of its commercial laundry business for approximately $358 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations  -  First Quarter 1998 compared with First Quarter 1997
-----------------------------------------------------------------------------

Raytheon Company reported record first quarter 1998 earnings of $215 million on record sales of $4.6 billion. For the first quarter of 1997, earnings were $183 million on sales of $2.9 billion.

First quarter 1998 diluted earnings per share were $0.63 based on 343.2 million average shares outstanding. The company issued 102.6 million shares of Class A common stock in December 1997 in connection with the merger with Hughes Defense. Diluted earnings per share for the first quarter of 1997 were $0.77 based on
238.7 million average shares outstanding.

The company's operating income was $526 million for the first quarter of 1998, an increase of 55 percent over the company's net income of $339 million for the same period last year. The increase was attributable to the financial performance of both Raytheon Systems Company (RSC) and Raytheon Aircraft. RSC was created in December 1997 and includes the former Raytheon Electronics Systems, Raytheon E-Systems, TI Defense, which was acquired in July 1997, and Hughes Defense, with which Raytheon merged in December 1997.

The electronics businesses reported record first quarter 1998 sales of $3.6 billion, an increase of 81 percent compared with the same period a year ago and record operating income of $459 million, a 72 percent increase compared with the same period a year ago. These increases were primarily due to the acquisition of TI Defense and the merger with Hughes Defense.

Raytheon Aircraft reported record first quarter 1998 sales of $459 million, an increase of 6 percent compared with the same period a year ago and record operating income of $34 million, a 17 percent increase compared with the same period a year ago. The improvement reflects better-than-expected results in the aircraft group's new fractional share program, Raytheon Travel Air, now serving 60 customers. Raytheon Aircraft also reported increased shipments of general aviation, regional and international special mission aircraft and support services.

Raytheon Engineers & Constructors reported first quarter 1998 sales of $544 million, an increase of 10 percent compared with the same period a year ago. Operating income was $33 million, compared with $43 million for the same period a year ago. The overall business climate for the engineering and construction industry continues to be an adverse factor in this segment. Delays in international orders and slowdowns on several turnkey projects resulted in lower overall margins for the business.

The company operates in three major business areas: Electronics, both commercial and defense, Engineering and Construction and Aircraft. The business operations within the Electronics segment outlined below were formed in conjunction with the planned consolidation and organization of the company's electronics businesses and the creation of Raytheon Systems Company in December 1997. Certain prior year amounts were reclassified to conform with the current year presentation, including the reclassification of Cedarapids, Inc. from Engineering and Construction to Other Electronics.

Segment financial information follows:
                                                      Sales
                                                Three Months Ended
                                         March 29, 1998      March 30, 1997
                                         --------------      --------------
                                                    (In millions)

Defense Systems                            $1,167
Sensors and Electronic Systems                645
Intelligence, Information and
    Aircraft Integration Systems              655
Command, Control and Communication
    Systems, Training, Services
    and Other Electronics                   1,104
                                           ------
Total Electronics                           3,571                $1,969
Engineering and Construction                  544                   496
Aircraft                                      459                   434
                                           ------                ------
Total                                      $4,574                $2,899
                                           ======                ======


                                                  Segment Income
                                                Three Months Ended
                                         March 29, 1998          March 30, 1997
                                         --------------          --------------
                                                     (In millions)

Defense Systems                             $177
Sensors and Electronic Systems               101
Intelligence, Information and
    Aircraft Integration Systems              83
Command, Control and Communication
    Systems, Training, Services
    and Other Electronics                     98
                                            ----
Total Electronics                            459                     $267
Engineering and Construction                  33                       43
Aircraft                                      34                       29
                                            ----                     ----
Total                                       $526                     $339
                                            ====                     ====

Backlog consisted of the following at:

                               March 29, 1998   Dec. 31, 1997   March 30, 1997
                               --------------   -------------   --------------
                                                (In millions)

Electronics                      $16,495           $16,641         $ 7,933
Engineering and Construction       2,697             2,900           3,362
Aircraft                           1,929             1,709           1,353
                                 -------           -------         -------
Total backlog                    $21,121           $21,250         $12,648
U.S. government backlog
    included above               $12,566           $12,547         $ 5,732

Sales to the U.S. Department of Defense were $2,162 million or 47 percent of consolidated sales in the first quarter of 1998 versus $1,028 million or 35 percent of consolidated sales in the first quarter of 1997. Total sales to the U.S. government were $3,035 million or 66 percent of consolidated sales in the first quarter of 1998 versus $1,321 million or 46 percent of consolidated sales in the first quarter of 1997. The increase was due principally to the acquisition of TI Defense and the merger with Hughes Defense.

Administrative and selling expenses increased to $346 million in the first quarter of 1998 from $260 million in the first quarter of 1997 due to the acquisition of TI Defense and the merger with Hughes Defense, partially offset by the sale of the company's home appliance, heating and air conditioning and commercial cooking operations.

Research and development expenses increased to $144 million in the first quarter of 1998 from $79 million in the first quarter of 1997 due principally to the acquisition of TI Defense and the merger with Hughes Defense.

Raytheon Systems Company and Raytheon Engineers & Constructors, as announced in January 1998, plan to reduce facility and office space by approximately 9 million square and to reduce employment by approximately 10 percent. The company expects to meet the objectives of the plan and the total estimated cost of planned restructuring actions remains unchanged from the original estimate.

Operating income was $526 million or 11.5 percent of sales in the first quarter of 1998 versus $339 million or 11.7 percent of sales in the first quarter of 1997.

Interest expense in the first quarter of 1998 increased to $179 million from $69 million in the first quarter of 1997 due principally to the higher debt level resulting from the acquisition of TI Defense and the merger with Hughes Defense.

Interest and dividend income in the first quarter of 1998 increased to $8 million from $6 million in the first quarter of 1997. Other income, net in the first quarter of 1998 increased to $3 million from $2 million in the first quarter of 1997.

The effective tax rate of forty percent for the first quarter of 1998 reflects primarily the United States statutory rate of 35 percent reduced by Foreign Sales Corporation tax credits and research and development tax credits applicable to certain government contracts, offset by non-deductible amortization of goodwill.

Total employment was approximately 118,200 at March 29, 1998, approximately 119,200 at December 31, 1997 and approximately 74,000 at March 30, 1997. The increase from March 29, 1997 was due principally to the acquisition of TI Defense and the merger with Hughes Defense.

Financial Condition and Liquidity

During the first quarter of 1998 funds used in operating activities were $574 million, $569 million more than during the first quarter of 1997, due principally to increased working capital requirements in support of the electronics businesses and Raytheon Aircraft.

Capital expenditures were $115 million in the first quarter of 1998 versus $108 million in the first quarter of 1997. Capital expenditures for the full year 1998 are expected to be above the 1997 level, due principally to the acquisition of TI Defense and the merger with Hughes Defense.

During the first quarter of 1998, the company made payments of $42 million for transaction related expenditures incurred in connection with the acquisition of TI Defense and the merger with Hughes Defense.

In January 1998, the company sold the Monolithic Microwave Integrated Circuit
(MMIC) operation of TI Defense for $19 million in cash and $20 million in stock of the acquiring company, completing a required divestiture related to the acquisition of TI Defense. The company continues to own a highly successful MMIC operation that was not affected by the TI Defense divestiture requirement.

In May 1998, the company completed the sale of its commercial laundry business for approximately $358 million.

Dividends declared to stockholders in the first quarter of 1998 were $68 million versus $47 million in the first quarter of 1997. The quarterly dividend rate was $0.20 per share for both the first quarter of 1998 and the first quarter of 1997.

In January 1998, the Board of Directors authorized the purchase of up to 5 million shares of the company's common stock per year over the next five years to counter the dilution due to the exercise of stock options. During the first quarter of 1998, outstanding shares were reduced by the repurchase of 0.9 million shares on the open market at a cost of $56 million to offset 0.9 million shares issued due to the exercise of employee stock options.

In February 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock and in January 1998, the Board of Directors ratified and reauthorized the repurchase of the remaining 2.5 million shares originally authorized. There have been 9.5 million shares purchased under these authorizations through March 29, 1998. No shares were repurchased under this program in the first quarter of 1998.

Debt, net of cash and marketable securities, was $10,566 million at March 29, 1998 as compared with $9,766 million at December 31, 1997 and $3,768 million at March 30, 1997. Net debt, as a percent of capital was 50 percent at March 29, 1998 as compared with 48 percent at December 31, 1997 and 44 percent at March 30, 1997.

During the first quarter of 1998, the company issued $1.6 billion of long-term notes and debentures, reduced the company's short-term borrowings by $748 million and essentially completed the company's previously announced plans to refinance the acquisition of TI Defense and merger with Hughes Defense.

Lines of credit with certain commercial banks exist as sources of direct borrowing and/or as a standby facility to support the issuance of commercial paper by the company. The lines of credit were $7.4 billion and $9.0 billion at March 29, 1998 and December 31, 1997, respectively. At March 29, 1998, there were no borrowings under these lines of credit. At December 31, 1997, $3.5 billion had been borrowed under the lines of credit.

The company's need for, cost of and access to funds are dependent on future operating results, as well as conditions external to the company. The company believes that its cash position and its sources of and access to capital markets are adequate to support current operations.

Year 2000 Date Conversion

The company is in the process of conducting a comprehensive review to identify the computer systems that could be affected by the "Year 2000" issue, has initiated an enterprise-wide program to resolve the issues and continues to evaluate appropriate courses of corrective action. The company is also in the process of evaluating potential product-related implications that may result from the "Year 2000" issue. The "Year 2000" issue also creates risk for the company from unforeseen problems from third parties with whom the company deals. The company is in the process of contacting its key suppliers and other third parties to determine the possible impact on its business. While the company presently believes that the "Year 2000" issue will not pose significant operational problems to the company, there can be no assurance that the company's program will be successful.

Accounting Standards

The company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, in the first quarter of 1998. The adoption did not have a material effect on the company's financial position or results of operations.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This accounting standard, which is effective for fiscal years beginning after December 15, 1998, requires that certain costs incurred in connection with internal-use computer software projects be capitalized. The adoption of SOP 98-1 is not expected to have a material effect on the company's financial position or results of operations.

In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This accounting standard, which is effective for fiscal years beginning after December 15, 1998, requires that certain costs of start-up activities and organization costs be expensed as incurred. The effect of adopting SOP 98-5 on the company's financial position and results of operations has not yet been determined.

Forward-Looking Statements

Statements which are not historical facts contained in this Report are forward-looking statements under the provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These risks include, in addition to the specific uncertainties referenced in this report, the effect of worldwide political and market conditions, the impact of competitive products and pricing and the timing of awards and contracts, particularly international contracts. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in Raytheon's reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1997.

PART II.          OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

         (b)  Reports on Form 8-K

               Raytheon Company Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 1998.

               Raytheon Company Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RAYTHEON COMPANY (Registrant)

                                       By: /s/ Peter R. D'Angelo
                                               Peter R. D'Angelo
                                               Executive Vice President and
                                               Chief Financial Officer


May 13, 1998