Form 10-K/A
period 1997-12-31
RAYTHEON CO/
filed 1998-06-30
CIK 1047122

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-K/A- No.1

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

/         / Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from............... to
          ..............
                         Commission File Number 1-13699

                                RAYTHEON COMPANY
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                 95-1778500
(State or Other Jurisdiction of
Incorporation or Organization)         (I.R.S. Employer Identification No.)

   141 SPRING STREET, LEXINGTON, MASSACHUSETTS                     02173
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

     Documents incorporated by reference and made a part of this Form 10-K:

Portions of Raytheon's Annual Report to Stockholders Part I, Part II, Part IV for the fiscal year ended December 31, 1997

Portions of the Proxy Statement for Raytheon's Part III 1998 Annual Meeting which will be filed with the Commission within 120 days after the close of Raytheon's fiscal year

          The sole purpose of this Form 10-K/A is to file Annual Reports for the Registrant's various savings and investment plans.

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RAYTHEON COMPANY (REGISTRANT)

                                       By:  /s/ Thomas D. Hyde
                                                Thomas D. Hyde
                                                Senior Vice President and
                                                General Counsel
Date:  June 30, 1998