Form 10-Q
period 1998-06-28
RAYTHEON CO/
filed 1998-08-12
CIK 1047122

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 1998

/ /   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ............
      to ...............


                         Commission File Number 1-13699



                                RAYTHEON COMPANY
             (Exact Name of Registrant as Specified in its Charter)




           DELAWARE                                 95-1778500
 (State or Other Jurisdiction of
 Incorporation or Organization)          (I.R.S. Employer Identification No.)


141 SPRING STREET, LEXINGTON, MASSACHUSETTS             02421
 (Address of Principal Executive Offices)            (Zip Code)


                                 (781) 862-6600
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

          Number of shares of Common Stock outstanding as of June 28, 1998:
338,241,000, consisting of 102,599,000 shares of Class A Common Stock and 235,642,000 shares of Class B Common Stock.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                                 BALANCE SHEETS
                                               (Unaudited)
                                              June 28, 1998  Dec. 31, 1997
                                                    (In millions)
ASSETS
Current assets
  Cash and marketable securities                $   317      $   296
  Accounts receivable, less
     allowance for doubtful
     accounts                                       886        1,056
  Federal and foreign income
     taxes, including deferred                      979        1,244
  Contracts in process                            5,359        4,661
  Inventories                                     2,031        1,837
  Prepaid expenses                                  129          139
                                                -------      -------
      Total current assets                        9,701        9,233
Property, plant and equipment, net                2,813        2,891
Other assets, net                                16,613       16,474
                                                -------      -------
           Total assets                         $29,127      $28,598
                                                =======      =======
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable and current portion
     of long-term debt                          $ 4,430      $ 5,656
  Advance payments, less contracts
     in process                                     673          525
  Accounts payable                                1,824        1,845
  Accrued salaries and wages                        643          680
  Accrued expenses                                2,948        3,180
                                               --------      -------
      Total current liabilities                  10,518       11,886
Accrued retiree benefits                          1,064        1,095
Federal and foreign income taxes,
  including deferred                                844          786
Long-term debt                                    5,994        4,406
Stockholders' equity                             10,707       10,425
                                                -------      -------
           Total liabilities and
             stockholders' equity               $29,127      $28,598
                                                =======      =======

The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                        STATEMENTS OF INCOME (Unaudited)

                                           Three Months Ended              Six Months Ended
                                     June 28, 1998  June 29, 1997     June 28, 1998   June 29, 1997
                                                (In millions except per share amounts)
Net sales                              $5,078         $3,325          $9,652           $6,224
                                       ------         ------          ------           ------

Cost of sales                           3,939          2,570           7,497            4,791
Administrative and selling expenses       372            282             718              542
Research and development expenses         154             91             298              170
Special charge                             84             --              84               --
                                       ------         ------          ------           ------

Total operating expenses                4,549          2,943           8,597            5,503
                                       ------         ------          ------           ------

Operating income                          529            382           1,055              721
                                       ------         ------          ------           ------

Interest expense                          186             74             366              143
Interest and dividend income               (4)            (9)            (12)             (15)
Other (income) expense, net               (99)             3            (102)               1
                                       ------         ------          ------           ------
Non-operating expense, net                 83             68             252              129
                                       ------         ------          ------           ------
Income before taxes                       446            314             803              592
Federal and foreign income taxes          176            104             319              199
                                       ------         ------          ------           ------
Net income                             $  270         $  210          $  484           $  393
                                       ======         ======          ======           ======

Earnings per common share
         Basic                         $0.80          $0.89           $1.43            $1.67
         Diluted                       $0.79          $0.88           $1.41            $1.65

Dividends declared per common share    $0.20          $0.20           $0.40            $0.40

The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                            Six Months Ended
                                                          June 28,     June 29,
                                                           1998         1997
                                                                   (In millions)
Cash flows from operating activities
    Net income                                             $   484      $  393
    Adjustments to reconcile net income to net cash
       used in operating activities, net of the
       effect of acquired companies
          Depreciation and amortization                         393        193
          Net gain on sale of operating units                   (94)        --
          Sale of  receivables                                  554        761
          Increase in accounts receivable                      (534)      (764)
          Increase in contracts in process                     (725)      (400)
          Increase in inventories                              (276)      (118)
          (Increase) decrease in long-term receivables          (27)        14
          Increase in advance payments                          148         17
          Increase in accounts payable                           15        132
          Net change in federal and foreign income taxes        261         33
          (Decrease) increase in other current liabilities     (365)         9
          Other adjustments, net                                (73)      (137)
                                                             -------      ------
Net cash (used in) provided by operating activities             (239)      133
                                                             -------      ------
Cash flows from investing activities
    Additions to property, plant and equipment                  (241)     (201)
    Increase in other assets                                     (22)       (8)
    Payments related to the purchase of acquired
       companies                                                 (86)       (6)
    Proceeds from sale of operating units                        364        --
    Proceeds from sale of other assets                            42        --
    Other adjustments, net                                        --       (74)
                                                             -------    ------
Net cash provided by (used in) investing activities               57       (289)
                                                             -------    ------
Cash flows from financing activities
    Dividends                                                   (136)      (95)
    (Decrease) increase in short-term debt                    (1,220)      284
    Increase (decrease) in long-term debt                      1,588        (4)
    Purchase of treasury shares                                  (94)      (18)
    Proceeds under common stock plans                             45        20
    All other, net                                                --        14
                                                             -------    ------
Net cash provided by financing activities                        183       201
                                                             -------    ------
Effect of foreign exchange rates on cash                          --        (2)
                                                             -------    ------
Net increase in cash and cash equivalents                          1        43
Cash and cash equivalents at beginning of year                   296       137
                                                             -------    ------
Cash and cash equivalents at end of period                       297       180
Marketable securities                                             20        --
                                                             -------    ------
Total cash and marketable securities                         $   317    $  180
                                                             =======    ======

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

 2.   Acquisitions

          The company acquired the Texas Instruments' defense business (TI Defense) in July 1997 and merged with the defense business of Hughes Electronics Corporation (Hughes Defense) in December 1997. The assets acquired and liabilities assumed in connection with these two transactions have been included in the financial statements based on preliminary estimates of fair value, and may be revised as additional information becomes available. As a result, the financial information included in the company's financial statements is subject to adjustment from subsequent revisions in estimates of fair value, if any are necessary.

 3.   Restructuring

          In January 1998, the company announced plans to reduce the newly formed Raytheon Systems Company (RSC) workforce by 8,700 employees and reduce facility space by approximately 8 million square feet. The company continues to implement previously announced consolidation, integration and cost reductions associated with RSC while reassessing the structure and operations of this business. Through June 28, 1998, RSC employment has been reduced by approximately 3,000 people and more than 2 million square feet have been vacated.

          In January 1998, the company also announced plans to reduce the Raytheon Engineers & Constructors (RE&C) workforce by 1,000 employees and close or partially close 16 offices, or approximately 1.1 million square feet.
The company is reassessing the structure and operations of this business, while implementing the previously announced cost reduction initiatives. Through
June 28, 1998, RE&C employment has been reduced by nearly 900 people and RE&C has vacated more than 700 thousand square feet.

          Cash expenditures under the restructuring initiatives outlined above through June 28, 1998 were $11 million for employee severance and related items and $16 million for facility and office closures.

 4.   Special Purpose Entities

          In connection with the sale of receivables noted in the Statement of Cash Flows, the following special purpose entities had been established as of June 28, 1998 and June 29, 1997, in accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: Raytheon Aircraft Receivables Corporation and Raytheon Engineers & Constructors Receivables Corporation. Additionally, the following special purpose entities had been established as of June 29, 1997: Raytheon Appliances/Amana Receivables Corporation, Raytheon Commercial Appliances Finance Corporation and Raytheon Commercial Appliances Receivables Corporation.

                                       6

 5.   Balance Sheet Details

Certain balance sheet accounts consisted of the following at:

                                               June 28, 1998     Dec. 31, 1997
                                                        (In millions)
Inventories
  Finished goods                                      $   347      $   314
  Work in process                                       1,114        1,168
  Materials and purchased parts                           723          509
  Excess of current cost over LIFO values                (153)        (154)
                                                      -------      -------
      Total inventories                               $ 2,031      $ 1,837
                                                      =======      =======
Property, plant and equipment
  At cost                                             $ 5,206      $ 5,250
  Accumulated depreciation and amortization            (2,393)      (2,359)
                                                      -------      -------
      Property, plant and equipment, net              $ 2,813      $ 2,891
                                                      =======      =======
Other assets
    Prepaid pension and other noncurrent assets       $ 2,939      $ 2,638
    Excess of cost over net assets of acquired
        companies, net of accumulated amortization     13,674       13,836
                                                      -------      -------
         Other assets, net                            $16,613      $16,474
                                                      =======      =======

Stockholders' equity
    Preferred stock, no outstanding shares            $    --      $    --
    Class A common stock, outstanding shares                1            1
    Class B common stock, outstanding shares                2            2
    Additional paid-in capital                          6,170        6,151
    Equity adjustments                                    (44)         (23)
    Retained earnings                                   4,578        4,294
                                                      -------      -------
         Total stockholders' equity                   $10,707      $10,425
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

                                       8

 7.   Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

                                        Three Months Ended    Six Months Ended
                                       June 28,    June 29,  June 28, June 29,
                                           1998         1997      1998   1997
Net income (in millions)                   $270      $210       $484     $393

Share information (in thousands)
    Average common shares outstanding
        for basic EPS                      338,366   235,709   338,458  235,682
    Dilutive effect of stock options and
        restricted stock                     4,772     2,939     4,657   2,918
                                           -------   -------   -------  ------

  Average common shares outstanding
        for diluted EPS                    343,138   238,648   343,115 238,600

Basic EPS                                                    $0.80         $0.89          $1.43         $1.67
Diluted EPS                                                  $0.79         $0.88          $1.41         $1.65

          Options to purchase 6.1 million and 3.6 million shares of common stock outstanding at June 28, 1998 and June 29, 1997, respectively did not affect the computation of diluted EPS for the three and six months then ended. The exercise prices for these options were greater than the average market price of the company's common stock during the respective periods.

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

The computation of comprehensive income follows:

                         Three Months Ended         Six Months Ended
                        June 28,     June 29,    June 28,     June 29,
                         1998          1997        1998        1997
                                      (In millions)

Net income               $270         $210        $484         $393
Other comprehensive
   income                  (5)          (2)        (21)         (22)
                         ----         ----        ----         ----
Total comprehensive
   income                $265         $208        $463         $371
                         ====         ====        ====         ====

 9.   Subsequent Events

          In July 1998, the company announced that it had entered into an agreement to acquire AlliedSignal's Communications Systems business for approximately $63 million. Also in July 1998, the company announced that it had entered into an agreement to sell its Raytheon Systems Limited Flight Training business. In August 1998, the company announced that it had entered into an agreement to sell a portion of its Second Generation Ground Based Electro Optics assets and a portion of its Focal Plane Array business. Expected proceeds from these dispositions are approximately $114 million. There can be no assurance that these sales will be consummated.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations  -  Second quarter 1998 compared with second quarter 1997
-------------------------------------------------------------------------------

          Raytheon Company reported record second quarter 1998 earnings of $270 million, up 29% over 1997, on record sales of $5.1 billion. For the second quarter of 1997, earnings were $210 million on sales of $3.3 billion.

          Second quarter 1998 diluted earnings per share were $0.79 based on
343.1 million average shares outstanding. Diluted earnings per share for the second quarter of 1997 were $0.88 based on 238.6 million average shares outstanding. The company issued 102.6 million shares of Class A common stock in December 1997 in connection with the merger with Hughes Defense. Second quarter 1998 earnings, excluding non-recurring items, were $263 million, or $0.77 per diluted share.

          The company's second quarter 1998 results included non-recurring items with a net favorable effect of $7 million after tax, or $0.02 per diluted share. These items include an after-tax gain of $61 million, or $0.18 per diluted share, from the sale of the company's commercial laundry business unit, its European-based electronics controls business, and Seiscor Technologies, Inc., a telephone transmission equipment business. The company also recorded a special charge of $54 million after tax, or $0.16 per diluted share. The special charge consisted of $27 million to write-down to estimated realizable value certain assets the company has decided to sell and $27 million as the current estimated asset impairment for a commercial electronics manufacturing operation located in Korea. The company continues to monitor the status of this operation and its impact on the company's commercial electronics business. While the company cannot predict the ultimate outcome of this matter, in the opinion of management, any liability arising from it will not have a material effect on the company's financial position, liquidity or results of operations for the year after giving effect to provisions already recorded.

          The electronics businesses reported record second quarter 1998 operating income of $509 million, excluding the special charge, on sales of $3.8 billion. The 1998 results are significant increases over 1997 results primarily due to the acquisition of TI Defense in July 1997 and the merger with Hughes Defense in December 1997. The company continues to implement previously announced consolidation, integration and cost reductions associated with the newly formed Raytheon Systems Company (RSC) while reassessing the structure and operations of this business. To date this year, RSC has reduced its workforce by approximately 3,000 people and vacated more than 2 million square feet.

          Raytheon Aircraft reported record second quarter 1998 sales of $639 million, compared with $620 million a year ago, and record operating income of $74 million, an improvement of 21 percent compared with the same period a year ago. The aircraft segment again experienced increased shipments of general aviation aircraft and improved profit margins in all of its turbine aircraft product lines. Raytheon Aircraft's Travel Air fractional ownership program also contributed to the year-to-year improvement.

          Raytheon Engineers & Constructors reported second quarter 1998 sales of $618 million, an increase of 9 percent compared with the same period a year ago. Operating income was $30 million, essentially flat compared to the first quarter of 1998, and a 33 percent decrease compared with the same period a year ago. The engineering and construction industry climate continues to be difficult. While revenues increased over the previous year, volume growth, particularly in lump sum turnkey international orders has not progressed as anticipated, resulting in continued margin pressure. The company is reassessing the structure and operations of this business, while implementing previously announced cost reduction initiatives. Through the second quarter of 1998, RE&C has reduced its workforce by nearly 900 people and vacated more than 700 thousand square feet of space.

          Sales to the U.S. Department of Defense were $3,193 million or 63 percent of consolidated sales in the second quarter of 1998 versus $1,506 million or 45 percent of consolidated sales in the second quarter of 1997. Total sales to the U.S. government were $3,323 million or 65 percent of consolidated sales in the second quarter of 1998 versus $1,368 million or 41 percent of consolidated sales in the second quarter of 1997. The increase was due principally to the acquisition of TI Defense and the merger with Hughes Defense.

          Administrative and selling expenses increased to $372 million in the second quarter of 1998 from $282 million in the second quarter of 1997. The increase was due principally to the acquisition of TI Defense and the merger with Hughes Defense, partially offset by the sale of the company's home appliance, heating and air conditioning and commercial cooking operations in September 1997.

          Research and development expenses increased to $154 million in the second quarter of 1998 from $91 million in the first quarter of 1997 due principally to the acquisition of TI Defense and the merger with Hughes Defense.

          Operating income was $529 million or 10.4 percent of sales in the second quarter of 1998 versus $382 million or 11.5 percent of sales in the second quarter of 1997. Operating income excluding the special charge was $613 million or 12.1 percent of sales in the second quarter of 1998.

          Interest expense in the second quarter of 1998 increased to $186 million from $74 million in the second quarter of 1997 due principally to the higher debt level resulting from the acquisition of TI Defense and the merger with Hughes Defense.

          Other income, net in the second quarter of 1998 of $99 million included a $94 million pre-tax gain from divestitures.

Six months 1998 versus six months 1997

          For the first six months of 1998, Raytheon's net income was $484 million on sales of $9.7 billion, or $1.41 per diluted share based on 343.1 million average shares outstanding. Net income for the first six months of 1998, excluding non-recurring items, was $477 million, or $1.39 per diluted share. For the first six months of 1997, net income was $393 million on sales of $6.2 billion, or $1.65 per diluted share based on 238.6 million shares outstanding.

          Sales to the U.S. Department of Defense were $5,355 million or 55 percent of consolidated sales during the first six months of 1998 versus $2,084 million or 33 percent of consolidated sales during the first six months of 1997. Total sales to the U.S. government were $6,358 million or 66 percent of consolidated sales during the first six months of 1998 versus $2,689 million or 43 percent of consolidated sales during the first six months of 1997. The increase was due principally to the acquisition of TI Defense and the merger with Hughes Defense.

          Operating income was $1,055 million or 10.9 percent of sales for the first six months of 1998 versus $721 million or 11.6 percent of sales for the first six months of 1997. Operating income, excluding the special charge, was $1,139 million or 11.8 percent of sales in the second quarter of 1998.

          Administrative and selling expenses increased to $718 million for the first six months of 1998 from $542 million for the first six months of 1997 due principally to the acquisition of TI Defense and the merger with Hughes Defense, partially offset by the sale of the company's home appliance, heating and air conditioning and commercial cooking operations in September 1997.

          Research and development expenses increased to $298 million for the first six months of 1998 from $170 million for the first six months of 1997 due principally to the acquisition of TI Defense and the merger with Hughes Defense.

          Interest expense for the first six months of 1998 increased to $366 million from $143 million for the first six months of 1997 due principally to the higher debt level resulting from the acquisition of TI Defense and the merger with Hughes Defense.

          Other income, net for the first six months of 1998 of $102 million included a $94 million pre-tax gain from divestitures.

          The effective tax rate of 39.7 percent for the first six months of 1998 reflects primarily the United States statutory rate of 35 percent reduced by Foreign Sales Corporation tax credits and research and development tax credits applicable to certain government contracts, offset by non-deductible amortization of goodwill.

          Total employment was approximately 114,900 at June 28, 1998, approximately 119,200 at December 31, 1997 and approximately 74,200 at June 29, 1997. The increase from June 29, 1997 was due principally to the acquisition of TI Defense and the merger with Hughes Defense.

          The company operates in three major business areas: Electronics, both commercial and defense, Engineering and Construction and Aircraft. The business operations within the Electronics segment outlined below were formed in conjunction with the planned consolidation and organization of the company's electronics businesses and the creation of Raytheon Systems Company in December 1997. Certain prior year amounts were reclassified to conform with the current year presentation, including the reclassification of Cedarapids, Inc. from Engineering and Construction to Commercial Electronics.

Segment financial information follows (in millions):

                                       Sales             Segment Income
                                 Three Months Ended    Three Months Ended
                                  June 28,  June 29,    June 28,   June 29,
                                   1998      1997        1998       1997

Defense Systems                   $1,264                 $197
Sensors and Electronic
   Systems                           742                  121
Intelligence, Information
   and Aircraft
   Integration Systems               715                   80
Command, Control and
   Communication Systems,
   Training, Services,
   Commercial Electronics
   and Other                       1,100                  111
                                  ------                 ----
Total Electronics                  3,821    $2,137        509       $276
Engineering and Construction         618       568         30         45
Aircraft                             639       620         74         61
                                  ------    ------       ----       ----
Total                             $5,078    $3,325       $613       $382
                                  ======    ======       ====       ====

                                       Sales             Segment Income
                                   Six Months Ended      Six Months Ended
                                  June 28,  June 29,    June 28,   June 29,
                                   1998      1997        1998       1997

Defense Systems                   $2,431                 $374
Sensors and Electronic
   Systems                         1,387                  222
Intelligence, Information
   and Aircraft
   Integration Systems             1,370                  163
Command, Control and
   Communication Systems,
   Training, Services,
   Commercial Electronics
   and Other                       2,204                  209
                                  ------               ------
Total Electronics                  7,392    $4,106        968       $543
Engineering and Construction       1,162     1,064         63         89
Aircraft                           1 098     1,054        108         89
                                  ------    ------     ------       ----
Total                             $9,652    $6,224     $1,139       $721
                                  ======    ======     ======       ====

Backlog consisted of the following at:

                               June 28,        Dec. 31,       June 29,
                                1998             1997           1997
(In millions)

Electronics                    $15,625         $16,641      $ 7,581
Engineering and Construction     2,691           2,900        3,288
Aircraft                         2,148           1,709        1,607
                               -------         -------      -------
Total backlog                  $20,464         $21,250      $12,476
U.S. government backlog
    included above             $11,589         $12,547     $  5,425

Financial Condition and Liquidity

          During the first six months of 1998 funds used in operating activities were $239 million, $372 million more than during the first six months of 1997, due principally to increased working capital requirements in support of the electronics businesses and Raytheon Aircraft.

          Capital expenditures were $241 million during the first six months of 1998 versus $201 million during the first six months of 1997. Capital expenditures for the full year 1998 are expected to be above the 1997 level due principally to the acquisition of TI Defense and the merger with Hughes Defense.

          During the first six months of 1998, the company made payments of $86 million for transaction related expenditures incurred in connection with the acquisition of TI Defense and the merger with Hughes Defense.

          During the second quarter of 1998, the company sold its commercial laundry business unit, its European-based electronics controls business, and Seiscor Technologies, Inc., a telephone transmission equipment business. Proceeds from these divestitures were $364 million in cash and $19 million in securities. The company has been divesting non-core assets as part of its strategy to focus and streamline its core businesses.

          Dividends declared to stockholders during the first six months of 1998 were $136 million versus $95 million during the first six months of 1997. The quarterly dividend rate was $0.20 per share for the first two quarters of 1998 and the first two quarters of 1997.

          During the first six months of 1998, outstanding shares were reduced by the repurchase of 1.6 million shares on the open market at a cost of $94 million.

          In February 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock and in January 1998, the Board of Directors ratified and reauthorized the repurchase of the remaining 2.5 million shares originally authorized. There have been 9.7 million shares purchased under these authorizations through June 28, 1998. There were 0.2 million shares repurchased under this program during the first six months of 1998.

          In January 1998, the Board of Directors authorized the purchase of up to 5 million shares of the company's common stock per year over the next five years to counter the dilution due to the exercise of stock options. There were
1.4 million shares repurchased under this program during the first six months of 1998 to offset 1.4 million shares issued due to the exercise of employee stock options.

          Debt, net of cash and marketable securities, was $10,107 million at June 28, 1998 as compared with $9,766 million at December 31, 1997. Net debt, as a percent of capital, was 49 percent at June 28, 1998 as compared with 48 percent at December 31, 1997.

          During the first six months of 1998, the company issued $1.6 billion of long-term notes and debentures, reduced the company's short-term borrowings by $1.2 billion and essentially completed the company's previously announced plans to refinance the acquisition of TI Defense and the merger with Hughes Defense.

          Lines of credit with certain commercial banks exist as sources of direct borrowing and/or as a standby facility to support the issuance of commercial paper by the company. The lines of credit were $7.4 billion and $9.0 billion at June 28, 1998 and December 31, 1997, respectively. At June 28, 1998, there were no borrowings under these lines of credit. At December 31, 1997, $3.5 billion had been borrowed under the lines of credit.

          The company's need for, cost of and access to funds are dependent on future operating results, as well as conditions external to the company. The company believes that its cash position and its sources of and access to capital markets are adequate to support current operations.

Year 2000 Date Conversion

          The company is in the process of conducting a comprehensive review to identify the computer systems that could be affected by the "Year 2000" issue, and is conducting a major enterprise-wide program to resolve the issues. The company continues to evaluate appropriate courses of corrective action. The company has made significant progress to-date in the detection activities, with certain corrective actions underway. The company is also in the process of evaluating potential product-related implications that may result from the "Year 2000" issue. The "Year 2000" issue also creates risk for the company from unforeseen problems from suppliers and vendors with whom the company deals. The company is in the process of contacting its key suppliers and other vendors to determine the possible impact on its business. To address this issue, the company plans to audit the "Year 2000" compliance of selected vendors. While the company presently believes that the "Year 2000" issue will not pose significant operational problems to the company and expects no material impacts, there can be no assurance that the company's program will be successful.

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

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, requires that all derivatives be recognized as either assets or liabilities at fair value. The effect of adopting SFAS No. 133 on the company's financial position and results of operations has not yet been determined.

          On January 1, 1999, eleven participating countries of the European Union will convert to a common currency, the euro, which will become their official currency. National currencies will initially remain legal tender. The company is currently conducting an internal analysis to determine the impact of the euro conversion on its business; however, the euro conversion is not expected to have a material impact on the company's business.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

         At the annual meeting of stockholders held on May 27, 1998, the stockholders of the company took the following action:

         1. The holders of Class A common stock and Class B common stock, voting together as a single class, elected the following four directors for terms of office expiring at the annual meeting of stockholders in the year 2001:

      Name                         For             Withhold

John M. Deutch                 920,634,913        14,017,062
James N. Land, Jr.             920,638,832        14,013,143
Henrique de Campos Meirelles   919,012,762        15,639,213
Dennis J. Picard               919,241,875        15,410,101

          The following directors continued in office after the meeting:
Ferdinand Colloredo-Mansfeld, Steven D. Dorfman, Thomas E. Everhart, John R. Galvin, Barbara B. Hauptfuhrer, Richard D. Hill, L. Dennis Kozlowski, Thomas L. Phillips, Warren B. Rudman and Alfred M. Zeien.

          2. The holders of Class A common stock and Class B common stock, voting as separate classes, rejected a stockholder proposal which recommended that the company adopt the CERES principles. The Class A vote was 4,624,786 for and 60,461,682 against, with 2,536,296 abstentions and 12,168,929 broker non-votes. The Class B vote was 14,120,038 for and 159,296,345 against, with 7,133,531 abstentions and 13,076,587 broker non-votes.

          3. The holders of Class A common stock and Class B common stock, voting as separate classes, rejected a stockholder proposal which recommended that the company prepare a comprehensive report on its foreign military sales. The Class A vote was 2,287,727 for and 61,730,187 against, with 3,599,703 abstentions and 12,174,077 broker non-votes. The Class B vote was 10,377,513 for and 163,643,944 against, with 6,528,456 abstentions and 13,076,587 broker non-votes.

 Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

10.1 Termination, Replacement and Restatement Agreement dated as of May 1, 1998 among Raytheon Company and the Lenders named therein establishing a new Facility R 364-Day Credit Agreement.

10.2 Termination, Replacement and Restatement Agreement dated as of May 1, 1998 among Raytheon Company and the Lenders named therein establishing a new Facility H 364-Day Credit Agreement.

10.3 Agreement dated as of June 15, 1998 between Raytheon Company and Daniel P. Burnham.

27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

99 Restated and Amended Financial Data Schedules for the years 1995, 1996, 1997 and 1998 (filed only electronically with the Securities and Exchange Commission).

         (b)      Reports on Form 8-K

         None

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY (Registrant)

By: /s/ Peter R. D'Angelo
        Peter R. D'Angelo
        Executive Vice President and
        Chief Financial Officer


August 12, 1998