Form 10-Q
period 1998-09-27
RAYTHEON CO/
filed 1998-11-02
CIK 1047122

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


Number of shares of Common Stock outstanding as of September 27, 1998:
336,971,000, consisting of 101,997,000 shares of Class A Common Stock and 234,974,000 shares of Class B Common Stock.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                                 BALANCE SHEETS

                                       (Unaudited)
                                      Sept. 27, 1998         Dec. 31, 1997
                                                  (In millions)
                                         ASSETS
Current assets
 Cash and marketable securities            $   111              $   296
 Accounts receivable, less
  allowance for doubtful accounts              935                1,056
 Deferred federal and foreign
  income taxes                               1,050                1,244
 Contracts in process                        5,126                4,661
 Inventories                                 2,285                1,837
 Prepaid expenses                              127                  139
                                            ------               ------
    Total current assets                     9,634                9,233
Property, plant and equipment, net           2,274                2,891
Other assets, net                           16,804               16,474
                                           -------              -------
          Total assets                     $28,712              $28,598
                                           =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Notes payable and current portion
  of long-term debt                        $ 4,053              $ 5,656
 Advance payments, less contracts
  in process                                   741                  525
 Accounts payable                            1,657                1,845
 Accrued salaries and wages                    683                  680
 Accrued expenses                            3,105                3,180
                                           -------              -------
    Total current liabilities               10,239               11,886
Accrued retiree benefits                     1,045                1,095
Deferred federal and foreign
 income taxes                                  869                  786
Long-term debt                               5,980                4,406
Stockholders' equity                        10,579               10,425
                                           -------              -------
          Total liabilities and
             stockholders' equity          $28,712              $28,598
                                           =======              =======

The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                        STATEMENTS OF INCOME (Unaudited)

                                                        Three Months Ended                  Nine Months Ended
                                                   Sept. 27, 1998    Sept. 28, 1997    Sept. 27, 1998  Sept. 28, 1997

                                                                   (In millions except per share amounts)
Net sales                                                 $4,436          $3,445        $14,088           $9,669
                                                          ------          ------        -------           ------
Cost of sales                                              3,593           2,636         11,090            7,427
Administrative and selling expenses                          321             269          1,039              812
Research and development expenses                            134             121            432              290
Restructuring and special charges                            168              --            252               --
                                                          ------          ------        -------           ------
Total operating expenses                                   4,216           3,026         12,813            8,529
                                                          ------          ------        -------           ------
Operating income                                             220             419          1,275            1,140
                                                          ------          ------        -------           ------
Interest expense                                             186             119            552              262
Interest and dividend income                                  (6)             (9)           (19)             (24)
Other income, net                                             (7)            (13)          (109)             (12)
                                                          ------          ------        -------           ------
Non-operating expense, net                                   173              97            424              226
                                                          ------          ------        -------           ------

Income before taxes                                           47             322            851              914
Federal and foreign income taxes                              36             111            356              310
                                                         -------          ------        -------            -----

Net income                                              $     11          $  211        $   495           $  604
                                                        ========          ======        =======           ======

Earnings per common share
         Basic                                            $0.03            $0.90         $1.46             $2.56
         Diluted                                          $0.03            $0.88         $1.45             $2.53

Dividends declared per common share                       $0.20            $0.20         $0.60             $0.60

The accompanying notes are an integral part of the financial statements.

                 RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                   Nine Months Ended
                                                                            Sept. 27, 1998         Sept. 28, 1997
                                                                                        (In millions)
Cash flows from operating activities
    Net income                                                                    $   495               $   604
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities, net
      of the effect of acquired companies
          Depreciation and amortization                                               588                   325
          Net gain on sale of operating units                                         (99)                  (13)
          Sale of  receivables                                                        785                 1,081
          Increase in accounts receivable                                            (811)               (1,027)
          Increase in contracts in process                                           (464)                 (575)
          Increase in inventories                                                    (551)                 (139)
          (Increase) decrease in long-term receivables                                (80)                    5
          Increase in advance payments                                                217                    48
          (Decrease) increase in accounts payable                                     (77)                  171
          Net change in deferred federal and foreign
              income taxes                                                            291                   142
          Decrease in other current liabilities                                      (503)                  (72)
          Other adjustments, net                                                     (110)                 (256)
                                                                                   ------                 -----
Net cash (used in) provided by operating activities                                  (319)                  294
                                                                                   ------                 -----
Cash flows from investing activities
    Additions to property, plant and equipment                                       (374)                 (305)
    Proceeds from sale of property, plant and equipment                               481                    --
    Increase in other assets                                                          (29)                   (9)
    Payments related to the purchase of acquired
       companies                                                                      (96)               (3,018)
    Proceeds from sale of operating units                                             455                   522
    Proceeds from sale of other assets                                                 42                    --
    Other adjustments, net                                                             --                   (86)
                                                                                   ------                ------
Net cash provided by (used in) investing activities                                   479                (2,896)
                                                                                   ------                ------
Cash flows from financing activities
    Dividends                                                                        (203)                 (142)
    Decrease in short-term debt                                                    (1,597)                  (52)
    Increase in long-term debt                                                      1,573                 2,886
    Purchase of treasury shares                                                      (186)                  (65)
    Proceeds under common stock plans                                                  68                    49
    All other, net                                                                     --                    59
                                                                                   ------                ------
Net cash (used in) provided by financing activities                                  (345)                2,735
                                                                                   ------                ------
Effect of foreign exchange rates on cash                                               --                    (3)
                                                                                   ------                ------
Net (decrease) increase in cash and cash equivalents                                 (185)                  130
Cash and cash equivalents at beginning of year                                        296                   137
                                                                                   ------                ------
Cash and cash equivalents at end of period                                            111                   267
Marketable securities                                                                  --                     1
                                                                                   ------                ------
Total cash and marketable securities                                               $  111                $  268
                                                                                   ======                ======

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

2.       Acquisitions

The company merged with the defense business of Hughes Electronics Corporation (Hughes Defense) in December 1997. In addition, the company acquired Allied Signal's Communication Systems business in August 1998. The assets acquired and liabilities assumed in connection with these transactions have been included in the financial statements based on preliminary estimates of fair value, and may be revised as additional information becomes available. As a result, the financial information included in the company's financial statements is subject to adjustment from subsequent revisions in estimates of fair value, if any are necessary.

3.       Restructuring

In January 1998, the company announced plans to reduce the newly formed Raytheon Systems Company (RSC) workforce by 8,700 employees and reduce facility space by approximately 8 million square feet. In October 1998 the company announced plans to accelerate and expand these actions, reducing employment by a total of 12 percent by the end of 1998 and another 4 percent in 1999, for a total reduction of 16 percent, or approximately 14,000 positions by the end of 1999. Also, RSC will vacate an additional 2 million square feet of facilities by the end of 1999. The total program cost of these new actions is estimated at $300 million of which $206 million pertain to exit costs. Approximately $92 million of the exit costs relate to employee severance and $114 million relate to facilities exit. The incremental actions relate to employees and facilities obtained by the acquisition of Texas Instruments' defense business (TI Defense) and the merger with Hughes Defense. Accordingly, the exit costs have been accounted for as liabilities assumed in connection with acquired business combinations. Through September 27, 1998, RSC employment has been reduced by approximately 4,300 people and 2 million square feet have been vacated.

In January 1998, the company also announced plans to reduce the Raytheon Engineers & Constructors (RE&C) workforce by 1,000 employees and close or partially close 16 offices, or approximately 1.1 million square feet. In October 1998, RE&C announced plans for an additional 260 person reduction in workforce for a cost of $33 million and additional facilities downsizing at a cost of $7 million. Through September 27, 1998, RE&C employment has been reduced by 842 people and RE&C has vacated approximately 800,000 square feet.

Cash expenditures under the restructuring initiatives outlined above through September 27, 1998 were $40 million for employee severance and related items and $79 million for facility and office closures.

4.       Special Purpose Entities

In connection with the sale of receivables noted in the Statement of Cash Flows, the following special purpose entities had been established as of September 27, 1998 and September 28, 1997, in accordance with Statement of Financial
Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: Raytheon Aircraft Receivables Corporation and Raytheon Engineers & Constructors Receivables Corporation. Additionally, the following special purpose entities had been established as of September 28, 1997: Raytheon Commercial Appliances Finance Corporation and Raytheon Commercial Appliances Receivables Corporation.

5.       Balance Sheet Details

Certain balance sheet accounts consisted of the following at:

                                              Sept. 27, 1998      Dec. 31, 1997
                                              --------------      -------------
                                                        (In millions)
Inventories
    Finished goods                             $    331              $    314
    Work in process                               1,314                 1,168
    Materials and purchased parts                   791                   509
    Excess of current cost over LIFO values        (151)                 (154)
                                               --------              --------
         Total inventories                     $  2,285              $  1,837
                                               ========              ========

Property, plant and equipment (1)
    At cost                                    $  4,256              $  5,250
    Accumulated depreciation and amortization    (1,982)               (2,359)
                                               --------              --------
         Property, plant and equipment, net    $  2,274              $  2,891
                                               ========              ========

Other assets
    Prepaid pension and other noncurrent
        assets                                 $  3,081              $  2,638
    Goodwill, net of accumulated amortization    13,723                13,836
                                               --------              --------
         Other assets, net                     $ 16,804              $ 16,474
                                               ========              ========

Stockholders' equity
    Preferred stock, no outstanding shares     $     --              $     --
    Class A common stock, outstanding shares          1                     1
    Class B common stock, outstanding shares          2                     2
    Additional paid-in capital                    6,162                 6,151
    Equity adjustments                              (49)                  (23)
    Retained earnings                             4,463                 4,294
                                              ---------             ---------
         Total stockholders' equity             $10,579               $10,425
                                                =======               =======

(1) The reduction in property, plant and equipment is due to the sale and leaseback arrangement described in the Commitments footnote.

6.        Long-term Debt

In March 1998, the company issued $500 million of notes due in 2001 which have a coupon rate of 5.95 percent, $450 million of notes due in 2005 which have a coupon rate of 6.3 percent, $300 million of notes due in 2010 which have a coupon rate of 6.55 percent and $350 million of debentures due in 2018 which have a coupon rate of 6.75 percent. The notes due in 2001 and 2005 are not redeemable prior to maturity. The notes due in 2010 and the debentures due in 2018 are redeemable under certain circumstances.

7.        Commitments

In September 1998, the company entered into a $490 million property sale and five-year operating lease facility. Lease payments over the five-year term are approximately $29 million in 1998, $109 million in 1999, $94 million in 2000, $77 million in 2001, $63 million in 2002 and $212 million in 2003. The synthetic lease facility contains covenants that are substantially similar to those in the company's other major credit facilities.

8.        Earnings per Share

Basic and diluted earnings per share (EPS) were calculated as follows:

                                                           Three Months Ended               Nine Months Ended
                                                      Sept. 27, 1998  Sept. 28, 1997   Sept. 27, 1998 Sept. 28, 1997


Net income (in millions)                                       $11          $211           $495           $604

Share information (in thousands)
    Average common shares outstanding
        for basic EPS                                      337,789       235,948        338,235        235,771
    Dilutive effect of common
        stock plans                                          3,694         4,366          4,223          3,232
                                                           -------       -------        -------        -------
    Average common shares outstanding
        for diluted EPS                                    341,483       240,314        342,458        239,003

Basic EPS                                                    $0.03         $0.90          $1.46          $2.56
Diluted EPS                                                  $0.03         $0.88          $1.45          $2.53

Options to purchase 9.8 million and 0.2 million shares of common stock for the three months ended September 27, 1998 and September 28, 1997, respectively, and options to purchase 6.8 million and 7.5 million shares of common stock for the nine months ended September 27, 1998 and September 28, 1997, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the company's common stock during the respective periods.

9.       Comprehensive Income

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

The computation of comprehensive income follows:

                                                Three Months Ended                  Nine Months Ended
                                          Sept. 27, 1998    Sept. 28, 1997   Sept. 27, 1998   Sept. 28, 1997
                                                                    (In millions)
Net income                                     $  11              $211            $495              $604
Other comprehensive income                        (5)               (7)            (26)              (29)
                                              ------            ------           -----             -----
Total comprehensive income                    $    6              $204            $469              $575
                                              ======              ====            ====              ====

10.       Special Items

During the third quarter of 1998, the company recorded special items of $478 million before tax and $284 million after-tax. The special items include a $40 million restructuring charge for a 260 person workforce reduction and additional facilities downsizing at Raytheon Engineers & Constructors (RE&C) and a $45 million charge for asset impairment related to these actions. Also included is a pretax charge of $83 million related to the company's decision, events, and activities to exit a Commercial Electronics business, which includes a Korean joint venture. In addition, the company recorded a pretax charge of $310 million for a change in estimate on certain contracts and contract claims at RE&C. In accordance with contract accounting rules and the company's accounting practices, this charge was recorded as a reduction in net sales.

11.       Subsequent Events

In October 1998, the company announced that it had entered into an agreement to sell its Raytheon Aircraft Montek subsidiary for $160 million. There can be no assurance that this sale will be consummated. Also in October 1998, the company announced it had completed the sale of a portion of its Second Generation Ground Based Electro Optics assets and a portion of its Focal Plan Array assets for $45 million.

On October 29, 1998, the company announced its intent to offer $750 million of senior debt, utilizing its existing shelf registration. Proceeds from the offering will be used to repay outstanding short-term debt, extending the maturity of the company's debt obligations. The company's total debt will not increase as a result of this transaction.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations  -  Third Quarter 1998 Compared With Third Quarter 1997
-----------------------------------------------------------------------------

Net income for the three months ended September 27, 1998 was $11 million, or $0.03 per diluted share on sales of $4.4 billion. Included in third quarter net income were special items totaling $284 million after-tax, or $0.83 per diluted share. Excluding the special items, third quarter 1998 net income was $295 million, or $0.86 per diluted share on sales of $4.7 billion. For the third quarter of 1997, net income was $211 million or $0.88 per diluted share, on sales of $3.4 billion. Diluted earnings per share was based on 341.5 million average shares outstanding for the third quarter of 1998 and 240.3 million average shares outstanding for the same period in 1997. The company issued 102.6 million shares of Class A common stock in December 1997 in connection with the merger with Hughes Defense.

The special items of $478 before state and federal income tax, or $284 million after-tax, include a $40 million restructuring charge for a 260 person workforce reduction and additional facilities downsizing at RE&C and a $45 million charge for asset impairment related to these actions. Also included is a pretax charge of $83 million related to the company's decision, events, and activities to exit a Commercial Electronics business, which includes a Korean joint venture. In addition, the company recorded a pretax charge of $310 million for a change in estimate on certain contracts and contract claims at RE&C. In accordance with contract accounting rules and the company's accounting practices, this charge was recorded as a reduction in net sales.

The electronics businesses reported third quarter 1998 sales of $3.6 billion, an increase of 58 percent compared with the same period in 1997, and operating income of $573 million, a 73 percent increase compared with the same period a year ago. The significant increase was attributable primarily to the December 1997 merger with Hughes Defense. In January 1998, the company announced plans to reduce the newly formed Raytheon Systems Company (RSC) workforce by 8,700 employees and reduce facility space by approximately 8 million square feet. In October 1998 the company announced plans to accelerate and expand these actions, reducing employment by a total of 12 percent by the end of 1998 and another 4 percent in 1999, for a total reduction of 16 percent, or approximately 14,000 positions by the end of 1999. Also, RSC will vacate an additional 2 million square feet of facilities by the end of 1999. The total program cost of these new actions is estimated at $300 million of which $206 million pertain to exit costs. Approximately $92 million of the exit costs relate to employee severance and $114 million relate to facilities exit. While these actions are intended to improve the company's competitive position, there can be no assurances as to their ultimate success.

Raytheon Engineers & Constructors (RE&C) reported third quarter 1998 sales of $246 million and an operating loss of $261 million. Excluding special items, 1998 sales were $556 million compared with $554 million a year ago. Operating income, excluding special items, was $16 million, a 41 percent decrease compared with the same period a year ago. While revenues, excluding the $310 million change in estimate associated with certain contracts and contract claims, increased over the previous year, volume growth has not progressed as anticipated. This lower volume growth combined with operational performance on certain contracts resulted in continued margin pressure. In response to these circumstances, in October 1998, RE&C announced corrective actions which will include improving cash flow management, lowering the overhead structure, strengthening the management team to improve project execution, and sharing risks through partnerships. Through the third quarter of 1998, RE&C has reduced its workforce by 842 people and vacated more than 800,000 square feet of space. While these actions are intended to improve the company's competitive position, there can be no assurances as to their ultimate success.

Raytheon Aircraft reported third quarter 1998 sales of $572 million, compared with $594 million a year ago, and operating income of $68 million, an improvement of 11 percent compared with the same period a year ago. The decrease in sales is due in part to lower revenues from special mission aircraft. Raytheon Aircraft continued to experience improved profit margins in all of its turbine product lines. Raytheon Aircraft's Travel Air fractional ownership program also contributed to the improvement in operating income.

Sales to the U.S. Department of Defense were 60 percent of sales in the third quarter of 1998 versus 34 percent of sales in the third quarter of 1997. Total sales to the U.S. government were 71 percent of sales in the third quarter of 1998 versus 47 percent of sales in the third quarter of 1997. Total international sales were 21 percent of sales in the third quarter of 1998 versus 29 percent of sales in the third quarter of 1997.

Administrative and selling expenses increased to $321 million in the third quarter of 1998 from $269 million in the third quarter of 1997. The increase was due principally to the merger with Hughes Defense, partially offset by the sale of the company's home appliance, heating, air conditioning and commercial cooking operations in September 1997 and a state tax benefit recorded in connection with the third quarter 1998 special items. Administrative and selling expenses as a percent of sales decreased from 7.8 percent in the third quarter of 1997 to 7.2 percent in the third quarter of 1998, reflecting increased efficiencies resulting from the merger with Hughes Defense.

Research and development expenses increased to $134 million in the third quarter of 1998 from $121 million in the third quarter of 1997 due principally to merger with Hughes Defense. Research and development expenses as a percent of sales decreased from 3.5 percent in the third quarter of 1997 to 3.0 percent in the third quarter of 1998, reflecting increased efficiencies resulting from the merger with Hughes Defense.

Operating income was $220 million or 5.0 percent of sales, including the special items, in the third quarter of 1998. Excluding the special items, operating income was $657 million or 13.8 percent of sales for the third quarter of 1998 versus $419 million or 12.2 percent of sales in the third quarter of 1997. The increase in operating income as a percent of sales, excluding the special items, was primarily due to increases in the electronics and aircraft segments of 1.4 percent and 1.6 percent, respectively.

Interest expense in the third quarter of 1998 increased to $186 million from $119 million in the third quarter of 1997 due principally to the higher debt level resulting from the merger with Hughes Defense.

Nine Months 1998 Versus Nine Months 1997

Net income for the first nine months of 1998 was $495 million, or $1.45 per diluted share, including special items of $277 million after-tax, based on 342.5 million average shares outstanding. Excluding special items, net income for the nine months ended September 27, 1998 was $772 million or $2.25 per diluted share. Net income for the first nine months of 1997 was $604 million on sales of $9.7 billion, or $2.53 per diluted share, based on 239.0 million average shares outstanding.

The special items of $468 million before state and federal income tax, or $277 million after-tax, include third quarter 1998 charges totaling $284 million after-tax as described above and a second quarter net gain of $10 million before tax and $7 million after-tax from special items. The special items recorded in the second quarter of 1998 consist of a $42 million pretax and $27 million after-tax write-down to estimated realizable value certain assets the company had decided to sell and a $42 million pretax and $27 million after-tax charge to recognize an impairment of assets for a joint venture in Korea. Also included is a second quarter 1998 gain of $94 million pretax, $61 million after-tax from divestitures.

Sales to the U.S. Department of Defense were 57 percent of sales during the first nine months of 1998 versus 34 percent of sales during the first nine months of 1997. Total sales to the U.S. government were 68 percent of sales during the first nine months of 1998 versus 45 percent of sales during the first nine months of 1997. Total international sales were 24 percent of sales during the first nine months of 1998 versus 29 percent of sales during the first nine months of 1997.

Administrative and selling expenses increased to $1,039 million for the first nine months of 1998 from $812 million for the first nine months of 1997 due principally to the acquisition of TI Defense and the merger with Hughes Defense, partially offset by the sale of the company's home appliance, heating, air conditioning and commercial cooking operations in September 1997. Administrative and selling expenses as a percent of sales decreased from 8.4 percent for the first nine months of 1997 to 7.4 percent in the first nine months of 1998 reflecting increased efficiencies resulting from the acquisition of TI Defense and the merger with Hughes Defense.

Research and development expenses increased to $432 million for the first nine months of 1998 from $290 million for the first nine months of 1997 due principally to the acquisition of TI Defense and the merger with Hughes Defense as well as increased expenditures for Raytheon Aircraft new product introductions. Research and development expenses as a percent of sales was 3.1 percent for the first nine months of 1998 versus 3.0 percent for the first nine months of 1997.

Operating income was $1,275 million or 9.1 percent of sales, including the special items, for the first nine months of 1998 versus $1,140 million or 11.8 percent of sales for the first nine months of 1997. Excluding the special items, operating income was $1,796 million or 12.5 percent of sales for the nine months ended September 1998.

Interest expense for the first nine months of 1998 increased to $552 million from $262 million for the first nine months of 1997 due principally to the higher debt level resulting from the acquisition of TI Defense and the merger with Hughes Defense.

Other income, net for the first nine months of 1998 of $109 million included $99 million pretax gains from divestitures.

The effective tax rate of 41.8 percent for the first nine months of 1998 reflects primarily the United States statutory rate of 35 percent reduced by Foreign Sales Corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill.

Total employment was approximately 114,800 at September 27, 1998, approximately 119,200 at December 31, 1997 and approximately 80,700 at September 28, 1997. The increase from September 28, 1997 was due principally to the merger with Hughes Defense.

The company operates in three major business areas: Electronics, both commercial and defense, Engineering and Construction and Aircraft. The business operations within the Electronics segment outlined below were formed in conjunction with the consolidation and organization of the company's electronics businesses and the creation of Raytheon Systems Company in December 1997. Certain prior year amounts were reclassified to conform with the current year presentation, including the reclassification of Cedarapids, Inc. and the majority of Raytheon Service Company from Engineering and Construction to Commercial Electronics.


Segment financial information follows (in millions):
                                                     Sales                     Segment Income
                                               Three Months Ended             Three Months Ended
                                          Sept. 27, 1998   Sept. 28, 1997   Sept. 27,1998    Sept. 28, 1997


Defense Systems                               $1,185                           $250
Sensors and Electronic Systems                   808                            125
Intelligence, Information and Aircraft
    Integration Systems                          651                             79
Command, Control and Communication
    Systems, Training, Services, Commercial
    Electronics and Other                        974                            119
                                               -----                           ----
Total Electronics                              3,618          $2,297            573           $331
Engineering and Construction                     246 (1)         554           (261)(1)         27
Aircraft                                         572             594             68             61
                                              ------          ------           ----           ----
Total                                         $4,436          $3,445           $380 (2)       $419
                                              ======          ======           ====           ====

                                                     Sales                     Segment Income
                                                Nine Months Ended              Nine Months Ended
                                          Sept. 27, 1998  Sept. 28, 1997    Sept. 27, 1998  Sept. 28, 1997


Defense Systems                               $3,616                           $625
Sensors and Electronic Systems                 2,195                            347
Intelligence, Information and Aircraft
    Integration Systems                        2,021                            241
Command, Control and Communication
    Systems, Training, Services, Commercial
    Electronics and Other                      3,178                            328
                                             -------                       --------
Total Electronics                             11,010          $6,402          1,541         $  874
Engineering and Construction                   1,408 (1)       1,618           (198)(1)        116
Aircraft                                       1,670           1,649            176            150
                                             -------         -------       --------        -------
Total                                        $14,088          $9,669         $1,519 (3)     $1,140
                                             =======          ======         ======         ======


(1) Includes a special item of $310 million related to Engineering and Construction. Excluding this special item, sales and segment income would have been $556 million and $16 million, respectively, for the three months ended September 27, 1998 and $1,718 million and $79 million, respectively, for the nine months ended September 27, 1998.

(2) Excludes restructuring charge of $85 million (not including $8 million state tax benefit) related to Engineering and Construction and special charge of $83 million related to Commercial Electronics. Segment income including these charges was $220 million for the three months ended September 27, 1998.

(3) Excludes Q3 restructuring charge of $85 million (not including $8 million state tax benefit) related to Engineering and Construction, Q3 special charge of $83 million related to Commercial Electronics and Q2 special charge of $84 million related to Intelligence, Information and Aircraft Integration Systems ($8 million) and Commercial Electronics ($76 million). Segment income including these charges was $1,275 million for the nine months ended September 27, 1998.

Backlog consisted of the following at:

                                Sept. 27, 1998  Dec. 31, 1997   Sept. 28, 1997
                                --------------  -------------   --------------
                                                (In millions)

Electronics                       $15,996        $16,641           $  9,107
Engineering and Construction        3,712          2,900              2,861
Aircraft                            2,358          1,709              1,543
                                  -------        -------            -------
Total backlog                     $22,066        $21,250            $13,511
U.S. government
    backlog included above        $14,135        $12,547           $  6,706

During the third quarter of 1998, Raytheon changed its method of reporting backlog at certain locations in order to provide a consistent method of reporting across and within Raytheon businesses. The company includes the full value of contract awards when received, excluding awards and options expected in future periods. Prior to the change, contract values, which were awarded, but incrementally funded, were excluded from reported backlog for some parts of the business. The one-time impact of this change was a $1.1 billion increase to Electronics backlog and a $0.9 billion increase to Engineering and Construction backlog, related principally to U.S. government contracts. Prior periods have not been restated for this change.

Financial Condition and Liquidity

Funds used for operating activities in the first nine months of 1998 were $319 million, $613 million more than during the first nine months of 1997, due principally to increased working capital requirements in support of the electronics businesses and Raytheon Aircraft.

Capital expenditures were $374 million during the first nine months of 1998 versus $305 million during the first nine months of 1997. Capital expenditures for the full year 1998 are expected to approximate $500 million.

In September 1998, the company entered into a $490 million property sale and five-year operating lease facility. Proceeds of $481 million from the facility were received in September 1998. The transaction is intended to diversify the company's capital structure and extend the term for a portion of the company's financing obligations. Lease payments over the five-year term are approximately $29 million in 1998, $109 million in 1999, $94 million in 2000, $77 million in 2001, $63 million in 2002 and $212 million in 2003. The synthetic lease facility contains covenants that are substantially similar to those in the company's other major credit facilities.

During the first nine months of 1998, the company made net payments for the purchase of acquired companies of $96 million consisting of $33 million incurred in connection with the acquisition of TI Defense and the merger with Hughes Defense and $63 million for the acquisition of AlliedSignal's Communications Systems business, subject to purchase price adjustments.

During the third quarter of 1998, the company sold Raytheon Systems Limited Flight Training business and the EMASS tape storage business. Proceeds from these third quarter dispositions were approximately $91 million. During the second quarter of 1998, the company sold its commercial laundry business unit, its European-based electronics controls business, and Seiscor Technologies, Inc., a telephone transmission equipment business. Proceeds from these divestitures were $364 million in cash and $19 million in securities. The company has been divesting non-core assets as part of its strategy to focus and streamline its core businesses.

Dividends paid to stockholders during the first nine months of 1998 were $203 million versus $142 million during the first nine months of 1997. The quarterly dividend rate was $0.20 per share for the first three quarters of 1998 and the first three quarters of 1997.

During the first nine months of 1998, outstanding shares were reduced by the repurchase of 3.5 million shares on the open market at a cost of $186 million.

In February 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the company's common stock and in January 1998, the Board of Directors ratified and reauthorized the repurchase of the remaining 2.5 million shares originally authorized. There have been 11 million shares purchased under these authorizations through September 27, 1998. There were 1.6 million shares repurchased under this program during the first nine months of 1998.

In January 1998, the Board of Directors authorized the purchase of up to 5 million shares of the company's common stock per year over the next five years to counter the dilution due to the exercise of stock options. There were 1.9 million shares repurchased under this program during the first nine months of 1998 to offset 1.9 million shares issued due to the exercise of employee stock options.

Debt, net of cash and marketable securities, was $9,922 million at September 27, 1998 as compared with $10,107 million at June 28, 1998 and $9,766 million at December 31, 1997. Net debt, as a percent of capital, was 48 percent at September 27, 1998.

During the first nine months of 1998, the company issued $1.6 billion of long-term notes and debentures, reduced the company's short-term borrowings by $1.6 billion and essentially completed the company's previously announced plans to refinance the acquisition of TI Defense and the merger with Hughes Defense.

On October 29, 1998, the company announced its intent to offer $750 million of senior debt, utilizing its existing shelf registration. Proceeds from the offering will be used to repay outstanding short-term debt, extending the maturity of the company's debt obligations. The company's total debt will not increase as a result of this transaction.

Lines of credit with certain commercial banks exist as sources of direct borrowing and/or as a standby facility to support the issuance of commercial paper by the company. The lines of credit were $6.5 billion and $9.0 billion at September 27, 1998 and December 31, 1997, respectively. At September 27, 1998, there were no borrowings under these lines of credit. At December 31, 1997, $3.5 billion had been borrowed under the lines of credit.

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

Year 2000 Date Conversion

The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000.

In January 1998, the company initiated a formal comprehensive enterprise-wide program to identify and to resolve Year 2000 related issues. The scope of the program includes the investigation of all company functions and products, including embedded systems in what are not traditionally considered information technology systems. The program has developed standard processes and an internal service center in support of Year 2000 readiness. The basis of the program is the ITAA (Information Technology Association of America) approved methodology, How To 2000, developed by Raytheon. It is an eight-step risk management process grouped into two major phases, detection (planning and awareness, inventory, triage and detailed assessment) and correction (resolution, test planning, test execution and deployment).

The company has identified eight system types that could have risk as follows: application, infrastructure, test equipment, engineering computing, manufacturing, delivered product, facilities and supply chain. The completion of several large acquisitions in recent years through which the company inherited a large number of systems, products and facilities adds to the complexity of this task. As the company continues to acquire new businesses, these businesses must then be brought into the program.

The detection phase of the program is currently estimated to be 90 percent complete. The remaining work in this phase is expected to be complete in early 1999. The work in the detection phase has covered all eight system types, including delivered product and supply chain.

The corrective action phase of the program is currently estimated to be 19 percent complete. The company expects to complete correction activities in the third quarter of 1999. The company has instituted and is executing a formal audit program to assess the state of readiness. Also, the company is assessing the risk of supplier readiness, and in selected cases will review the preparedness of individual suppliers for Year 2000. Finally, the company plans to audit Year 2000 compliance of selected vendors.

Since January 1998, the company has spent approximately $47 million on the Year 2000 program. Total cost at completion of the program is currently estimated to be $180 million, with a range of plus or minus twenty-five percent. All costs, except long-lived assets are expensed as incurred. These costs include the costs of inside and outside consultants and services, system replacements and other equipment requirements.

While the company expects to resolve all Year 2000 risks without material adverse impact on results of operations, liquidity or financial condition, there can be no assurances as to the ultimate success of the program. Uncertainties exist as to the company's ability to detect all Year 2000 problems as well as its ability to achieve successful and timely resolution of all Year 2000 issues. Uncertainties also exist concerning the preparedness of the company's critical suppliers to avoid Year 2000 related service and delivery interruptions. A "reasonably likely worst case" scenario of Year 2000 risks for Raytheon could include isolated performance problems with manufacturing or administrative systems, isolated interruption of deliveries from critical suppliers and product liability issues. The consequences of these issues may include increases in manufacturing and administrative costs until the problems are resolved, lost revenues, lower cash receipts and product liability. However, the company is unable to quantify the potential effect of these items on results of operations, liquidity or financial condition, should some or a combination of these events come to pass.

As the correction phase of the program is completed in mid-1999, the company expects to have developed contingency plans, augmenting existing disaster recovery plans and sourcing strategies, for then current risks.

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

In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This accounting standard, which is effective for fiscal years beginning after December 15, 1998, requires that certain costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 is not expected to have a material effect on the company's financial position or results of operations.

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


Forward-Looking Statements

Statements which are not historical facts contained in this Report are forward-looking statements under the provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These risks include, in addition to the specific uncertainties referenced in this report, the effect of worldwide political and market conditions, the impact of competitive products and pricing and the timing of awards and contracts, particularly international contracts. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in "Item 1 - Business" in Raytheon's Annual Report on Form 10-K for the year ended December 31, 1997.

PART II.          OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

         Ex 27: Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

         (b)     Reports on Form 8-K

         On October 23, 1998, after the end of the quarter, the company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

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


November 2, 1998