Form 10-K
period 1998-12-31
RAYTHEON CO/
filed 1999-03-30
CIK 1047122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

/ /  Transition report  pursuant to Section  13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from......... to ........

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 28, 1999, was approximately $17,823,904,334. For purposes of this disclosure, non-affiliates are deemed to be all persons other than members of the Board of Directors of the Registrant.

Number of shares of Common Stock outstanding as of February 28, 1999:

     336,184,525, consisting of 101,255,005 shares of Class A Common Stock and 234,929,520 shares of Class B Common Stock.

  Documents incorporated by reference and made a part of this Form 10-K:

  Portions of Raytheon's Annual Report to Stockholders     Part I, Part II,
  for the fiscal year ended December 31, 1998                    Part IV

  Portions of the Proxy Statement for Raytheon's                Part III
  1999 Annual Meeting which will be filed with the Commission within 120 days after the close of Raytheon's fiscal year

                                     PART I

Item 1.  Business

                                     GENERAL

         Raytheon Company ("Raytheon" or the "Company") is a global technology leader, with worldwide 1998 sales of more than $19.5 billion. The Company provides products and services in the areas of defense and commercial electronics, engineering and construction, and business and special mission aircraft. Raytheon has operations throughout the United States and serves customers in more than 80 countries around the world.

         The Company, formerly known as HE Holdings, Inc. ("HE Holdings"), is the surviving company of the December 17, 1997 merger (the "Hughes Merger") of HE Holdings, Inc. and Raytheon Company, a Delaware corporation ("Former Raytheon"). At the effective time of the Hughes Merger, the separate legal existence of Former Raytheon ceased and HE Holdings was renamed "Raytheon Company." Although, from a legal point of view, HE Holdings, Inc. is the surviving company of the Hughes Merger, the Company's business is largely conducted in the same manner as and under the senior management of Former Raytheon. Accordingly, the historical disclosures in this Form 10-K for years prior to 1998 and any year-to-year comparisons contained herein for years prior to 1998, unless otherwise specifically noted, relate to the operations of Former Raytheon, as a predecessor to the Company by merger, and not to HE Holdings, Inc. as it existed prior to the Hughes Merger.

                                BUSINESS SEGMENTS

Electronics

        Defense Electronics. Simultaneously with the consummation of the Hughes Merger on December 17, 1997, Raytheon announced the creation of Raytheon Systems Company ("RSC") to integrate Raytheon's defense electronics businesses. RSC represents the combination and consolidation of the legacy defense organizations--the former defense operations of Hughes Electronics Corporation ("Hughes Defense") and the defense assets of Texas Instruments, Inc. ("TI Defense"), Raytheon E-Systems and Raytheon Electronics Systems. Raytheon's defense electronics businesses are engaged in the design, manufacture and service of advanced electronic devices, equipment and systems for both government and commercial customers. In addition to defense electronics systems, Raytheon has been successful in the conversion of certain defense electronics technologies to commercial and non-defense applications such as air traffic control, environmental monitoring and communications.

         For public reporting purposes, certain operating segments within Electronics have been aggregated as they exhibit similar long-term financial performance characteristics and do not meet the quantitative threshold. All material intercompany transactions have been eliminated. During 1998 the reportable segments within Electronics included the following: Defense Systems; Sensors and Electronics Systems; Intelligence, Information, and Aircraft Integration Systems; and a combined group made up of Command, Control, and Communications Systems, Training and Services, and Commercial Electronics and Other.

         During the first quarter of 1999, the Company completed a reorganization of certain business segments to better align the operations with customer needs and to eliminate management redundancy. The Intelligence, Information, and Aircraft Integration Systems segment, with the exception of its Aircraft Integration Systems division was merged with Command, Control, and Communications Systems to create Command, Control, Communication, and Information Systems. The Aircraft systems division was established as a separate segment called Aircraft Integration Systems. The impact of this organizational change is reflected in the descriptions below, and will be incorporated into the Company's 1999 financial statements.

         Defense Systems. The Defense Systems segment ("DSS") focuses on anti-ballistic missile systems; air defense; air-to-air, surface-to-air, and air-to-surface missiles; naval and maritime systems; ship self-defense systems; torpedoes; strike, interdiction and cruise missiles; and advanced munitions.

         DSS produces the Patriot ground-based air defense missile system, which is capable of tracking and intercepting enemy aircraft, cruise missiles, and tactical ballistic missiles. In addition to the U.S., eight nations have selected Patriot as an integral part of their air defense systems. Since the end of the Gulf War in 1991, Raytheon has received over $3 billion in international orders for Patriot equipment and services. In addition, DSS leads Raytheon's efforts as the prime contractor for the Hawk ground-launched missile, which is in service with 18 allied nations in addition to the U.S.

         DSS develops ground-based phased-array radars, including the X-Band Radar (XBR) and Upgrade Early Warning Radar (UEWR) for National Missile Defense, as well as the Ground-Based Radar (GBR) for the Theater High Altitude Area Defense (THAAD) system, part of the U.S. Army's Theater Missile Defense Program. It also is developing next generation theater missile interceptors for the Navy Area Defense (NAD) and Navy Theater Wide (NTW) systems and the Exoatmospheric Kill Vehicle (EKV) for National Missile Defense.

         DSS manufactures the primary air-to-air missile for the U.S. Air Force and Navy fighter aircraft - the Advanced Medium Range Air-to-Air Missile (AMRAAM), and is developing the AIM-9X (short-range missile). Other missiles produced by DSS include Tomahawk, TOW, Stinger, Maverick, and Standard.

         DSS also leads Raytheon's efforts as the prime contractor for the NATO Sea-Sparrow Surface to Air Missile System (NSSMS), DSS also produces the air- and surface-launched versions of the Sparrow missile for both the U.S. and foreign Navies. DSS also produces Phalanx and the Rolling Airframe Missile
(RAM), which the U.S. and foreign Navies use as part of the ship self-defense system. DSS also develops sonars, combat control systems, minehunting equipment and torpedoes for submarines and ships in U.S. and allied fleets, in addition to designing unmanned underwater vehicles and laser sensors. DSS produces a variety of shipboard radar systems. DSS also leads Raytheon's development efforts on the U.S. Navy's next generation of surface combatant ships, the DD-21.

         DSS strike weapons programs include the High Speed Anti-Radiation Missile (HARM), Paveway laser-guided bombs, Extended Range Guided Munitions
(ERGM), XM-982, Joint Stand Off Weapon (JSOW), and Javelin. Also, Raytheon through DSS is the prime contractor for the U.S. Army's Enhanced Fiber Optic Guided Missile (EFOGM) demonstration program, which is intended to provide rapidly deployable, lethal and highly survivable technologies to the U.S. early entry forces.

         Sensors and Electronic Systems. The Sensors and Electronic Systems segment ("SES") specializes in radar, electronic warfare, infrared, laser, and GPS technologies. Its programs focus on land, naval, airborne and spaceborne systems used for surveillance, reconaissance, targeting, navigation, commercial and scientific applications.

         SES airborne radars are deployed on four operational tactical fighter aircraft operated by U.S. forces (the F-14, F-15, F/A-18, and the AV-8B) and international customers, as well as radars for the AC-130U gunship and the B-2 stealth bomber. SES is also part of a joint venture with Northrop Grumman Corporation providing the next generation airborne radar for the F-22 aircraft. The segment provides the Forward Looking Infrared (FLIR) and designation system for the F-117 Stealth Fighter, the infrared subsystem for the F/A-18 targeting pod, and is developing the Advanced Targeting FLIR for the F/A-18.

         SES supplies integrated sensor suites for applications such as the U.S. Department of Defense's ("DoD") Global Hawk Unmanned Aerial Vehicle Reconnaissance System, which includes a synthetic aperture radar and electro-optical/infrared sensors. SES surveillance and reconnaissance systems are used on a variety of aircraft, such as the British Tornado, the U.S. Air Force U-2 and the U.S. Navy P-3 Orion. SES also provides space sensors for defense and scientific applications.

         SES night vision and fire control systems equip combat vehicles like the M1 Abrams tank, Bradley Fighting Vehicle and a host of light armored vehicles, ships and submarines, and aircraft. The segment also puts state of the art technology in the hands of the infantry. Its sensor and electronic systems are used for law enforcement, security, oil spill response, search and rescue and many other commercial and industrial applications. One anticipated commercial night vision application is a night driving safety option on the model year 2000 Cadillac(R) DeVille(R)(1).

(1)  Cadillac & DeVille are registered trademarks of General Motors Corporation.

         The segment's surface radar products include radars for intelligence/data collection, spacetrack, deep space surveillance, missile warning and imaging and command and control radars. Tactical radars include battlefield radars for Forward Area Air Defense Systems and hostile weapons locating radars.

         Command, Control, Communications and Information Systems. The Command, Control, Communications and Information Systems segment ("C3I") is involved in command, control and communication systems; air traffic control systems; tactical radios; satellite communication ground control terminals; wide area surveillance systems; advanced transportation systems; simulators and simulation systems; ground-based information processing systems; large scale information retrieval, processing and distribution systems; and global broadcast systems.

         C3I is part of a team under contract to design, develop, integrate and test the command, control, communications and intelligence sonar, combat control and architecture subsystems for the U.S. Navy's next generation attack submarine
- the New Attack Submarine or NSSN. The segment builds military communications systems and also a family of Extended Environment (E(2)) COTS computers and workstations.

         An example of C3I's capabilities in the area of advanced information integration is the U.S. Navy's Cooperative Engagement Capability (CEC) program. CEC provides the capability to integrate theater sensors and weapon systems ships, aircraft and land-based installations into an integrated air picture. The system has now successfully completed more than seven years of comprehensive at-sea testing, including several live fire tests, and is now facing the challenges of integration into the fleet. C3I also has capabilities in large-scale image processing and advanced signal processing.

         C3I lead Raytheon's role as the prime contractor for the Brazilian System for the Vigilance of the Amazon (SIVAM) program, which calls for the delivery of an integrated information network linking numerous sensors to regional and national coordination centers. Information will be used to protect the environment, improve air safety and weather forecasts, help control epidemics, manage land occupation and usage and ensure effective law enforcement and border control.

         C3I also designs and installs air traffic control (ATC) and weather systems at airports worldwide. One example is the FAA/DoD's Standard Terminal Automation Replacement System (STARS) program, which will modernize and upgrade approximately 370 air traffic control sites across the United States. Some of the countries Raytheon is providing ATC systems and radars for include:
Australia, Canada, China, Cyprus, Germany, Hong Kong, India, Jamaica, The Netherlands, Norway, Oman, Switzerland and Taiwan. Raytheon's Terminal Doppler Weather Radar (TDWR) system is being installed at 42 sites across the United States and Puerto Rico. The new Hong Kong airport is the first international installation of Raytheon's TDWR system. TDWR uses Doppler radar technology to warn air traffic controllers of sudden wind shifts, such as microbursts, which have been blamed for numerous aircraft accidents, particularly during takeoff and landing.

         Aircraft Integration Systems. The Aircraft Integration Systems segment ("AIS") focuses on integration of airborne surveillance and intelligence systems; aircraft modifications; and head-of-state aircraft systems.

         AIS specializes in the design and installation of interiors for executive and VIP/head-of-state aircraft. The segment also performs Special Operations Forces Support Activity (SOFSA) and is working on the Airborne Early Warning and Control (AEW&C) program. During 1998, Raytheon (through AIS) continued the U.S. Air Force's C-141 avionics modernization program which includes a "glass cockpit," a digital autopilot, an improved, integrated GPS navigation system, and enhanced situational awareness systems.

         Training and Services. The Training and Services segment ("TSS") provides training services and integrated training programs; technical services; and logistics and support with operations throughout the U.S. and overseas.

         TSS performs complete engineering and depot-level cradle-to-grave support to Raytheon-manufactured equipment and to various military customers. Services provided include installation and test of upgrades to deployed systems; engineering design, planning, and testing; repair and refurbishment of DoD equipment; software engineering support; data management; preparation of technical manuals; training for allied forces; system and facility installations; field testing and evaluation; field engineering; and system operation and maintenance.

         TSS is a world leader in providing and supporting range instrumentation systems and equipment worldwide for the DoD. It also provides missile range calibration services for the U.S. Air Force, trains U.S. Army personnel in battlefield tactics and supports undersea testing and evaluation for the U.S. Navy. TSS provides operations and engineering support to the Atlantic Underwater Test and Evaluation Center, range technical support at Cape Canaveral, and facilities maintenance at several DoD facilities including the U.S. Army's missile testing range in the Kwajalein Atoll.

         TSS supplies professional services to a broad range of federal customers in the areas of space and earth sciences, scientific data management, transportation management, remote sensing, and computer networking. The segment also supports the U.S. government's demilitarization activities in countries of the former Soviet Union and the development and operation of Space Shuttle and Space Station simulators for NASA's Johnson Space Center.

         Commercial Electronics. Raytheon's commercial electronics businesses produce, among other things, marine radars and other marine electronics, transmit/receive modules for satellite communications projects, and other electronic components for a wide range of applications.

         Raytheon Marine supplies marine radars, depth sounders, radiotelephones, autopilots, fish finders, ECDIS and navigation aids, GPS and Loran receivers and other marine electronics under the Raytheon, Apelco and Autohelm labels in the U.S. and abroad. Raytheon Anshutz GmbH, located in Kiel, Germany, manufactures gyro compasses, autopilots, steering control systems, and integrated bridge systems for the commercial and military marine market.

         In microelectronics and components, Raytheon is developing low noise amplifiers and power amplifiers for hand sets for the IRIDIUM(R)(2) global satellite communications project, which is designed to provide voice, paging, data, facsimile and location services anywhere on Earth. Raytheon is using its gallium arsenide MMIC technology to develop direct broadcast satellite television receivers and is currently delivering high volumes of gallium arsenide power amplifiers to Motorola for use in the digital StarTAC(R)(3) phone now being introduced in the cellular market.

(2) IRIDIUM is a registered trademark and service mark of Iridium I.P.L.L.C.
(3) StarTAC is a registered trademark of Motorola, Inc.

Aircraft

         Raytheon Aircraft offers one of the broadest product lines in the general aviation market. Raytheon Aircraft manufactures, markets and supports piston-powered aircraft, jet props and light and medium jets for the world's commercial, regional airlines and military aircraft markets.

         Raytheon Aircraft's piston-powered aircraft line includes the single-engine Beech Bonanza and the twin-engine Beech Baron aircraft for business and personal flying. The segment's King Air jetprop series includes the Beech King Air C90, B200, and 350. The jet line includes the Beechjet 400A and the Hawker 800XP (Extended Performance) midsize business jet. Raytheon Aircraft is the leading producer of 19-passenger regional airliners, selling the Beech 1900D stand-up cabin aircraft to commuter airlines and corporate customers. The Raytheon Premier I business jet took its maiden flight on December 22, 1998. To date, more than 140 firm orders have been received for the Premier I. The Premier I is currently in a certification test program. In November 1996, Raytheon Aircraft announced a new super midsize business jet, the Hawker Horizon. The Horizon is currently in production leading to anticipated airplane certification and delivery in 2001.

         The segment supplies aircraft training systems for the military, including the T-6A trainer selected as the next-generation trainer for the U.S. Air Force and Navy under the Joint Primary Aircraft Training (JPATS) contract. Deliveries are scheduled to begin in 1999. Raytheon Aircraft also produced the U.S. Air Force's T-1A trainer, the military counterpart of the Beechjet 400A light jet, a C-12 militarized version of the King Air B200 and the U-125 search-and-rescue variant of the Hawker 800. The T-1A Jayhawk contract was completed in 1997. Raytheon Aircraft also produces two missile target drones for U.S. and allied forces.

         Raytheon Aerospace manages approximately 1,500 aircraft at over 245 sites around the world and provides contractor logistics and training support for military and other government aircraft and missile target systems. Raytheon Aircraft Services operates a network of business aviation service operations at airports across the U.S.

         Raytheon Travel Air, established in 1997, sells fractional shares in aircraft and provides aircraft management and transportation services for the owners of the shares. The Travel Air program includes the Hawker 800XP, Beechjet 400A and the King Air 200.

Engineering and Construction

         Raytheon Engineers and Constructors ("RE&C") is one of the largest engineering, construction, operations and maintenance firms serving markets throughout the world. Its markets include: fossil and nuclear power; process automation consulting services; petroleum and gas; polymers and chemicals; food and consumer products; environmental services, including chemical munitions destruction; infrastructure and transportation.

         RE&C undertakes some engineering and construction projects on a firm fixed price basis ("lump sum turnkey") and as a result benefits from cost savings and carries the burden of cost overruns. RE&C is focusing on optimizing its mix of ongoing services work and lump sum turnkey projects. Examples of projects in which RE&C is currently engaged include: (i) a project worth more than $700 million to build a dam and power plant on the Lower Agno River at San Roque, on the island of Luzon in the Philippines (the earth and rock fill dam will be approximately 3,600 feet long and 650 feet high, making it one of the largest embankment dams in the world); (ii) a contract to install a coal pulverization and injection system to fuel a blast furnace at a steel mill in Maryland; (iii) construction of a chemical weapons destruction facility in Pine Bluff, Arkansas, part of a $512 million contract to build and operate the plant,
(iv) construction of a new satellite launch complex for The Boeing Company at Cape Canaveral Air Station, Florida, and (v) work on the $1.1 billion Hudson-Bergen light rail project in New Jersey.

         Financial information about Operations by Business Segments and Operations by Geographic Areas is contained in Note M to Raytheon's Financial Statements for the years ended December 31, 1998, 1997 and 1996 and is incorporated herein by reference.

Consolidations

         In January 1998, Raytheon announced plans to reduce the RSC workforce by 8,700 employees and reduce facility space by approximately 8 million square feet. In October 1998, the Company announced previously planned actions to accelerate and expand these initiatives, thereby reducing employment by a total of 12 percent by the end of 1998 and another 4 percent in 1999, for a total reduction of 16 percent, or approximately 14,000 positions by the end of 1999. RSC will also vacate an additional 2 million square feet at 8 facilities and complete all facility related actions by the end of 1999 through sales, subleases and lease termination. The principal actions involve the consolidation of missile and other electronic systems manufacturing and engineering, as well as the consolidation of certain component manufacturing, into Centers of Excellence.

         In January 1998, Raytheon also announced plans to reduce the RE&C workforce by 1,000 employees and close or partially close 16 offices, or approximately 1.1 million square feet. Raytheon is reassessing the structure and operations of this business, while implementing the previously announced cost reduction initiatives. In the fourth quarter of 1998, the Company (i) modified the plan announced in January 1998 to close fewer facilities and (ii) announced plans for an additional 260 person reduction in the RE&C workforce.

                      SALES TO THE UNITED STATES GOVERNMENT

         Sales to the United States Government (the "Government"), principally to the Department of Defense ("DoD"), were $12.827 billion in 1998 and $6.270 billion in 1997 representing 65.7% of total sales in 1998 and 45.9% in 1997. Of these sales, $1.660 billion in 1998 and $483 million in 1997 represented purchases made by the Government on behalf of foreign governments.

                          DIVESTITURES AND ACQUISITIONS

         Consistent with Raytheon's strategy of divesting non-core assets to focus and streamline core businesses and pay down debt, the Company divested a number of business units in 1998 as set forth below. In addition, pursuant to agreements with the U.S. government in connection with the acquisitions of Hughes Defense and TI Defense, Raytheon divested a portion of each of its Second Generation Ground-Based Electro-Optics, Focal Plane Array and Monolithic Microwave Integrated Circuits assets as described below.

         On December 31, 1998, Raytheon sold its Transportation Management Solutions business to Orbital Sciences Corporation for approximately $21 million.

         On December 18, 1998, Raytheon sold its Sonobuoy business to Undersea Sensor Systems, Inc., a subsidiary of Ultra Electronics, Inc., for approximately $23 million.

         On November 29, 1998, Raytheon sold its Raytheon Aircraft Company Montek subsidiary to Moog, Inc. for approximately $160 million.

         On October 21, 1998, Raytheon sold a portion of its Second Generation Ground-Based Electro-Optics assets (formerly a part of Hughes Defense), as well as a portion of its Focal Place Array assets (formerly part of TI Defense), to DRS Technologies, Inc. for approximately $45 million.

         On September 17, 1998, Raytheon sold its Raytheon Systems Limited Flight Training business to GE Capital for approximately $66 million.

         On September 9, 1998, Raytheon acquired AlliedSignal Inc.'s Communications Systems business for approximately $63 million.

         On August 21, 1998, Raytheon sold its E-MASS, Inc. robotic tape storage subsidiary to Advanced Digital Information Corporation for approximately $25 million.

         On May 18, 1998, Raytheon sold it electronic controls business (formerly part of the appliances segment) to EGO Group of Germany for approximately $36 million.

         On May 5, 1998, Raytheon sold its Commercial Laundry business to a company organized by Bain Capital, Inc. and Raytheon Commercial Laundry management for approximately $334 million.

         On March 31, 1998, Raytheon sold its Seiscor subsidiary to Pulse Communications, Inc. for approximately $13 million.

         On January 13, 1998, Raytheon sold the Monolithic Microwave Integrated Circuits (MMIC) operations of former TI Defense to TriQuint Semiconductor Inc. for approximately $39 million.

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

         The Company's fixed price contracts are either firm fixed price contracts or fixed price incentive contracts. Under firm fixed price contracts, Raytheon agrees to perform the contract for a fixed price and as a result benefits from cost savings and carries the burden of cost overruns. Under fixed price incentive contracts, Raytheon shares with the Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Under such incentive contracts, the Company's profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed price and fixed price incentive type contracts, the Company usually receives progress payments monthly from the Government generally in amounts equaling 75% and 80% of costs incurred under (i) DoD contracts and (ii) all other Government contracts, respectively. The remaining amount, including profits or incentive fees, is billed upon delivery and final acceptance of end items under the contract.

         The Company's Government business is subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, the accuracy of records and the recording of costs.

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

         See "Item 1. Business -- Sales to the United States Government" for information regarding the percentage of the Company's revenues generated from sales to the Government.

                                     BACKLOG

         The Company's backlog of orders at December 31, 1998 was $23.669 billion compared with $21.250 billion at the end of 1997. The 1998 amount includes funded backlog of $14.622 billion from the Government compared with $12.547 billion at the end of 1997. During the third quarter of 1998, Raytheon changed its method of reporting backlog at certain locations in order to provide a consistent method of reporting across and within Raytheon businesses. The company includes the full value of contract awards when received, excluding awards and options expected in future periods. Prior to the change, contract values, which were awarded, but incrementally funded, were excluded from reported backlog for some parts of the business. The one-time impact of this change was a $1.1 billion increase to Electronics backlog and a $0.9 billion increase to Engineering and Construction backlog, related principally to U.S. government contracts. Prior periods have not been restated for this change.

         Approximately $3.817 billion of the overall backlog figure represents the unperformed portion of direct orders from foreign governments. Approximately $2.556 billion of the overall backlog represents non-government foreign backlog.

         Backlog in the Engineering and Construction segment was $3.888 billion at the end of 1998 compared with $2.900 billion at the end of 1997. Design and construction contracts in this segment typically take from eighteen months to several years to perform.

         Aircraft segment backlog was $2.133 billion at the end of 1998 versus $1.709 billion at the end of 1997. The increase was primarily due to the receipt of orders for general aviation aircraft including Horizon, Premier I and Hawker 800XP.

         Approximately $9.569 billion of the $23.669 billion 1998 year-end backlog is not expected to be filled during the following twelve months.

                            RESEARCH AND DEVELOPMENT

         During 1998, Raytheon derived net sales of $4.372 billion ($2.115 billion in 1997 and $1.496 billion in 1996) pursuant to Government contracts for research and development. In addition, during 1998 Raytheon expended $582.1 million on research and development efforts compared with $415.1 million in 1997 and $323.3 million in 1996. These expenditures principally have been for product development for the Government and for aircraft products.

                                   SUPPLIERS

         Delivery of raw materials and supplies to Raytheon is generally satisfactory. Raytheon is sometimes dependent, for a variety of reasons, upon sole-source suppliers for procurement requirements. However, Raytheon has experienced no significant difficulties in meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 28 through 32 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 for information regarding the "Year 2000" issue as it relates to the Company and the Company's suppliers.

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

         Competition in the Engineering and Construction segment comes from a number of domestic and foreign firms, competing for major business opportunities worldwide. Competition is based primarily upon technical superiority, project experience and price. The ability to arrange or otherwise provide financing to customers is sometimes significant in attracting or retaining clients within the engineering and construction industry.

         Competition in the Aircraft segment comes from a number of domestic and foreign jet, turboprop and piston aircraft manufacturers. Principal elements of competition in the industry are price, financing, operating costs, reliability, cabin size and comfort, product quality, range, speed and service support.

                              PATENTS AND LICENSES

         Raytheon has long been an innovative leader in the development of new products and manufacturing technologies. Raytheon and its subsidiaries own a large number of United States and foreign patents and patent applications as well as trademark, copyright and semiconductor chip mask work registrations which are necessary and contribute significantly to the preservation of the Company's strong competitive position in the market. In certain instances, Raytheon has augmented its technology base by licensing the proprietary intellectual property of others.

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

                                   EMPLOYMENT

         As of December 31, 1998, Raytheon had approximately 108,200 employees compared with approximately 119,200 employees at the end of 1997. The decrease is mainly due to layoffs within Raytheon Systems Company and RE&C, divestitures of Seiscor, BSG/Remco, Commercial Laundry and Raytheon Aircraft Company Montek, offset by the acquisition of the Communications Division of AlliedSignal, Inc. See "Part I, Divestitures and Acquisitions." Subsidiaries of Raytheon Engineers & Constructors International, Inc. and certain other subsidiaries have craft employees engaged for individual projects not included in Raytheon's employee count.

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

                              INTERNATIONAL SALES

         Of total sales, Raytheon's sales to customers outside the United States (including foreign military sales) were 26%, 29% and 28% in 1998, 1997 and 1996, respectively. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, petrochemical, power and industrial plant design and construction, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communication. Although international sales as a percentage of Raytheon's total sales decreased slightly from 1997 to 1998 (primarily due to the merger of Hughes Defense and acquisition of TI Defense), it is anticipated that, consistent with the Company's goals, such percentage of international sales will increase. Foreign subsidiary working capital requirements generally are financed in the countries concerned. Sales and income from international operations are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. Raytheon generally has been able to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments.

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

     FACTORS THAT COULD AFFECT FUTURE RESULTS -- FORWARD LOOKING STATEMENTS

         Statements in this filing which are not historical facts are forward looking statements under the provisions of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

         Important factors that could cause actual results to differ materially include but are not limited to (i) the effect of global economic conditions,
(ii) the success of and investment in new product development, (iii) product demand and market acceptance, (iv) the timing of new business awards, (v) the introduction of competing products or technologies by competitors, (vi) the successful conversion of defense products and technology to commercially viable products, (vii) the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms, (viii) the ability to obtain and retain skilled workers, (ix) the ability to obtain and maintain a strong supplier base and the capacity to meet product demand, (x) the trade policies of foreign governments (xi) the risks inherent in large, long-term fixed-price contracts, (xii) competitive pressures and other risks identified below by business segment and (xiii) the success of strategic acquisition or divestiture actions.

         Total Electronics Segment. In the domestic defense electronics segment, important factors that could cause actual results to differ materially include, in addition to those factors described in the preceding paragraph, (i) the uncertainties surrounding Congressional appropriations and/or Department of Defense funding, (ii) contract provisions for price determination, cost controls and limitations and audit, (iii) the ability of government customers to terminate existing contracts, wholly or partially, for their own convenience with a requirement to pay only for work performed or committed with a reasonable allowance for profit, (iv) advanced design problems and associated technological difficulties with the potential for cost overruns, (v) changes in procurement policies, (vi) the changing needs for and changes in the type of weapon systems to be procured, (vii) political developments domestically and internationally and (viii) changes in the competitive landscape due to the consolidation of the U.S. or global defense industry.

         With respect to the international defense electronics market, important factors that could cause actual results to differ materially include, in addition to those noted above, (i) delays in placing orders, (ii) the ability of foreign customers to finance purchases, (iii) uncertainties and restrictions concerning the availability of funding credit or guarantees, (iv) changing military and political alliances, (v) U.S. or foreign export controls and trade restrictions, (vi) government policies with respect to restrictions on doing business with certain countries, (vii) governmental industrial cooperation requirements, (viii) foreign exchange risks, (ix) increased international competition and cross-border consolidation of competition, (x) the adequacy and availability of transportation, (xi) the complexity and necessity of using foreign representatives and consultants and (xii) the uncertainty of complying with the laws of specific countries and of U.S. laws affecting the activities of U.S. companies abroad.

         In the commercial electronics segment, important factors that may cause actual results to differ materially include, in addition to those noted above,
(i) product demand, including continued expansion of the satellite telecommunications and telecommunications systems markets and (ii) consumer spending patterns affecting recreational boat sales and favorable economic conditions for commercial marine products and sales.

         Engineering and Construction Segment. In the engineering and construction segment, important factors that could cause actual results to differ materially include, in addition to those noted above, (i) the effects of global, regional and country specific economic conditions due to international backlog, (ii) performance risks for existing and future contracts, (iii) conditions in the capital markets and the availability of project financing,
(iv) international political conditions, (v) the timing of contract receipt and funding, (vi) the availability of infrastructure funding for improvements to U.S. highways and (vii) the ability of the Company to successfully implement its consolidation and cost reduction plans for RE&C.

         Aircraft Segment. In the aircraft segment, important factors that could cause actual results to differ materially include, in addition to those noted above, (i) market perceptions of and government regulations affecting regional aircraft, (ii) government legislation affecting aviation, such as user fees,
(iii) price pressures within the market, (iv) the ability to meet scheduled timetables for the introduction of new products, (v) delays in U.S. Government export approvals and (v) third party financing availability.

         Consolidation and Reorganization of Raytheon Systems Company. The Company continues its consolidation and reorganization of Raytheon Systems Company. However, the Company may encounter difficulties or may not realize the full benefits expected from such integration. The success of Raytheon Systems Company will require, among other things, the continued execution of the consolidation and reorganization planned. The challenges include the integration of numerous geographically separated manufacturing facilities and research and development centers. The success of this plan will be significantly influenced by the Company's ability to retain key employees, to integrate differing management structures and to realize anticipated cost synergies, all of which will require significant management time and resources. Any material delays or unexpected costs incurred in connection with such integration could have a material adverse effect on the Company's business, operating results or financial condition and there can be no assurance that additional restructuring actions will not be required.

         Year 2000 Data Conversion. While the Company expects to resolve all Year 2000 risks without material adverse impact on results of operations, liquidity, or financial condition, important factors that could cause actual results to differ materially include (i) the Company's ability to detect all Year 2000 problems, (ii) the Company's ability to achieve successful and timely resolution of all Year 2000 issues, and (iii) the preparedness of the Company's critical suppliers to avoid Year 2000 related service and delivery interruptions.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 28 through 32 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 for information regarding the Company's efforts with respect to Year 2000 issues and status thereof.

Item 2.  Properties

         The Company and its subsidiaries operate in a number of plants, laboratories, warehouses and office facilities in the United States and abroad.

         At December 31, 1998, the Company utilized approximately 53 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 95% of which was located in the United States. Of such total, approximately 40% was owned, approximately 55% was leased, and approximately 5% was made available under facilities contracts for use in the performance of United States Government contracts. At December 31, 1998 the Company had approximately 3.3 million square feet of additional floor space that was not in use, including approximately 2 million square feet in Company-owned facilities.

         There are no major encumbrances on any of the Company's plants or equipment other than financing arrangements which in the aggregate are not material. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

         A summary of the utilized floor space at December 31, 1998, by business segment, follows:

                      (in square feet with 000's omitted)

                     Leased      Owned      Gov't Owned          Total

Total Electronics   23,332      17,079        2,541             42,952
Engineering &
  Construction        2,260          80            0              2,340
Aircraft              3,249       3,727            0              6,976
Corporate (includes
  international sales
  offices)              619         258            0                877
--------------------------------------------------------------------------
                     29,460      21,144        2,541             53,145

         See "Part I, Item 3 -- Legal Proceedings," and Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 28 through 32 of the Company's Annual Report to Stockholders for the year ended December 31, 1998 for information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations.

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

         In 1991, HAC settled with the approximately 2,000 plaintiffs in one of these cases, Valenzuela v. Hughes Aircraft Company. HAC's primary and excess insurance carriers made substantial contributions toward this settlement. Several of these carriers are seeking reimbursement of the amounts they paid. If the insurers prevail in the insurance coverage litigation, the Company may ultimately bear responsibility for a portion of the Valenzuela settlement.

         Several other actions arising out of migration of alleged toxic substances into the Tucson water supply are still pending, including:

1. Cordova v. Hughes Aircraft Company, et al., which was filed by an estimated 90,000 member class against HAC, McDonnell Douglas Corporation, General Dynamics Corporation and the Tucson Airport Authority as co-defendants. The court denied class certification in 1996. Settlement was reached with all but 3 claimants in 1998. Such remaining claims were dismissed, the dismissal of which are now on appeal.

2. Yslava v. Hughes Aircraft Company, an action filed by approximately 250 individual plaintiffs, alleging injury claims (inclusive of loss of consortium claims). HAC filed third party claims against McDonnell Douglas Corporation, General Dynamics Corporation, the Tucson Airport Authority and the City of Tucson.

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

         Raytheon Aircraft is a defendant in a number of product liability lawsuits which allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. Raytheon Aircraft maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. (See Note J to Raytheon's Financial Statements for the years ended December 31, 1998, 1997 and 1996.)

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

         None.

Item 4(A).  Executive Officers of the Registrant

         The Executive Officers of the Company are listed below. Each executive officer was elected by the Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Shay D. Assad: Executive Vice President and Chairman and Chief Executive Officer of Raytheon Engineers & Constructors since December 1998. Prior to assuming his present position, Mr. Assad was Senior Vice President and President and Chief Operating Officer of Raytheon Engineers & Constructors from April 1998; Senior Vice President - Contracts of the Company from January 1998; Vice President - Contracts from July 1994 and Manager - Contracts, Missile Systems Division from 1985. Age: 48

Daniel P. Burnham: Director of the Company since July 1,1998. President and Chief Executive Officer of the Company since December 1, 1998. From July 1, 1998 until December 1, 1998 Mr. Burnham served as President and Chief Operating Officer of the Company. Prior to joining the Company, Mr. Burnham was Vice Chairman of AlliedSignal, Inc. from October 1997 and President of AlliedSignal Aerospace and an Executive Vice President of AlliedSignal, Inc. from 1992. Age:
52

Philip W. Cheney: Vice President - Engineering since May 1998. Prior to assuming his present position, Dr. Cheney was Vice President - Commercial Electronics from July 1994. Prior thereto, Dr. Cheney was Vice President
- Engineering from February 1990.  Age: 63

Kenneth C. Dahlberg: Executive Vice President and President and Chief Operating Officer of Raytheon Systems Company since December 1997. Prior to assuming his present position, Mr. Dahlberg was Senior Vice President of Hughes Aircraft Company from September 1994 and Vice President of Hughes Electronics Corporation from May 1993. Age: 54

Peter R. D'Angelo: Executive Vice President and Chief Financial Officer since April 1997. Prior to assuming his present position, Mr. D'Angelo was Executive Vice President, Chief Financial Officer and Controller since March 1995; Vice President, Chief Financial Officer and Controller from January 1995; Vice President and Corporate Controller from 1992 and Controller - Missile Systems Division from 1984. Age: 60

Dennis Donovan: Senior Vice President - Human Resources since October 1998. Prior to assuming his present position, Mr. Donovan was Vice President - Human Resources of GE Power Systems from 1991. Age: 50

David S. Dwelley: Vice President - Strategic Business Development since April 1991. Age: 59

Richard A. Goglia: Vice President and Treasurer since January 1999. Prior to assuming such position, Mr. Goglia was Director, International Finance from March 1997; and Senior Vice President--Corporate Finance, GE Capital Corporation from 1989. Age: 47

Michele C. Heid: Vice President - Corporate Controller since February 1999. Prior to assuming her present position, Ms. Heid was Vice President - Corporate Controller and Investor Relations from April, 1997; Vice President - Investor Relations from September 1995; and Vice President - Investor Relations & Strategic Planning, Cummins Engine Company from 1993. Age: 44

Thomas D. Hyde: Senior Vice President, Secretary and General Counsel since September 1998. Prior to assuming his present position, Mr. Hyde was Senior Vice President and General Counsel from February 1998; and Vice President and
General Counsel from February 1994. Age: 50

James L. Infinger: Vice President - Chief Information Officer since October 1997. Prior to assuming his present position Mr. Infinger was Senior Vice President and Chief Information Officer of CompUSA, Inc. from June 1994. Age: 41

Dennis J. Picard: Director since 1989 and Chairman since December 1998. Prior to assuming his present position, Mr. Picard was Chairman and Chief Executive Officer since March 1991. Prior thereto, Mr. Picard was President from 1989.
Age: 66

Robert A. Skelly: Vice President - Assistant to the Executive Office since February 1994. Prior to assuming his present position, Mr. Skelly was Vice President - Administration, Environmental Quality and Procurement from September 1992. Age: 56

William H. Swanson: Executive Vice President and Chairman and Chief Executive Officer of Raytheon Systems Company since December 1997. Prior to assuming his present position, Mr. Swanson was Executive Vice President and General Manager-Raytheon Electronic Systems Division from March 1995; Senior Vice President and General Manager - Missile Systems Division from 1990. Age: 50

John C. Weaver: Executive Vice President, Business Development and Chairman of Raytheon International, Inc. since May 1998. Prior to assuming his present position, Mr. Weaver was Executive Vice President, Business Development and Engineering from December 1997. Prior thereto, Mr. Weaver was President and Chief Operating Officer of Hughes Aircraft Company from 1990. Age: 65

Arthur E. Wegner: Executive Vice President and Chairman and Chief Executive Officer of Raytheon Aircraft Company since March 1995. Prior to assuming his present position, Mr. Wegner was Senior Vice President and Chairman and Chief Executive Officer of Raytheon Aircraft from July 1993. Age: 61

         On March 10, 1999, the Company announced Mr. D'Angelo's intention to retire after 37 years of service with the Company. Also on March 10, 1999, the Company announced the appointment of Franklyn A. Caine to the position of Senior Vice President and Chief Financial Officer, succeeding Mr. D'Angelo. Mr. Caine currently is the Executive Vice President and Chief Financial Officer of Wang Laboratories, Inc., a position he has held since 1994. It is anticipated that Mr. Caine will assume his position with the Company on or about April 1, 1999.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

         At December 31, 1998, there were approximately 282,238 record holders of the Company's Class A common stock and 19,086 record holders of the Company's Class B common stock. Additional information required by this Item 5 is contained on page 56 of Raytheon's Annual Report to Stockholders for the year ended December 31, 1998 and in Note N to Raytheon's Financial Statements for the years ended December 31, 1998, 1997 and 1996 and is incorporated herein by reference.

         On December 14, 1998 the Company issued an aggregate $250 million principal face amount 6% Debentures Due 2010 (the "6% Debentures") and an aggregate $550 million principal face amount Debentures Due 2018 (the "6.40% Debentures"; collectively, the 6% Debentures and the 6.40% Debentures may be referred to as the "Debentures"). The group of underwriters of the Debentures was lead by Credit Suisse First Boston and Morgan Stanley Dean Witter. The offering price of the 6% Debentures was 100% ($250 million), resulting in proceeds to the Company of 99.325 % ($248,312,500) after underwriting discounts and commissions of .675% ($1,687,500). The offering price of the 6.40% Debentures was 99.587% ($547,728,500), resulting in proceeds to the Company of 98.712% ($542,916,000) after underwriting discounts and commissions of .875% ($4,812,500). The Debentures were offered and sold to (i) Qualified Institutional Buyers as defined in Rule 144A ("Rule 144A") of the Securities Act of 1933 ("Securities Act") in transactions exempt from registration pursuant to Rule 144A, (ii) a limited number of other institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) and (7) under Regulation D of the

Securities Act in private sales exempt from registration under the Securities Act in minimum denominations of $100,000, and/or (iii) to non-U.S. persons outside the United States in reliance on Regulation S of the Securities Act ("Regulation S") in transactions meeting the requirements of Regulation S. The proceeds of the Debentures were used to refinance commercial paper borrowings with various maturities and bearing interest at various rates.

Item 6.  Selected Financial Data

         The information required by this Item 6 is included in the "Five Year Statistical Summary" contained in the Company's Annual Report to Stockholders for the year ended December 31, 1998 on page 27 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this Item 7 is contained in the Company's Annual Report to Stockholders for the year ended December 31, 1998 on pages 28 through 32 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item 7A is contained in the Company's Annual Report to Stockholders for the year ended December 31, 1998 on page 38 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplemental Data

         Selected quarterly financial data and the financial statements and supplementary data of the Registrant are contained in the Company's Annual Report to Stockholders for the year ended December 31, 1998 in Note N and on pages 33 through 51, respectively, and are incorporated herein by reference. Schedules required under Regulation S-X are filed as "Financial Statement Schedules" pursuant to Item 14 hereof.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information regarding the directors of the Company is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 1999 under the captions "The Board of Directors and Certain of its Committees" and "Election of Directors" and is incorporated herein by reference. Information regarding the executive officers of the Company is contained in Part I, Item 4(A) of this Form 10-K.

Item 11. Executive Compensation

         This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 1999 under the caption "Executive Compensation" and, except for the information required by Items 402(k) and 402(l) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 1999 under the caption "Security Ownership" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 1999 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.
                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Financial Statements and Schedules

              (1) The following financial statements of Raytheon
                  Company and Subsidiaries Consolidated, as contained in Raytheon's 1998 Annual Report to Stockholders, are hereby incorporated by reference:

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the Years Ended
                  December 31, 1998, 1997 and 1996

                  Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

                  Statements of Cash Flows for the Years Ended
                  December 31, 1998, 1997 and 1996

              (2) The following financial statement schedule is included herein:

                  Schedule II, Reserves for the Three Years Ended
                  December 31, 1998

                  Schedules I, III and IV are omitted because they are not required, not applicable or the information is otherwise included.

          (b)     Reports on Form 8-K

                  None.

                                       25
          (c)     Exhibits

                  (The Exhibits without an asterisk (*) have been filed with previous reports)

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

2.3 Hughes Spin-Off Separation Agreement dated as of December 17, 1997 by and between HE Holdings, Inc. and General Motors Corporation filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 333-44321, is hereby incorporated by reference.

3.1 Raytheon Company Restated Certificate of Incorporation, restated as of February 11, 1998 filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

3.2 Raytheon Company Amended and Restated By-Laws, as amended through January 28, 1998 filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

4.1 Indenture dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to Former Raytheon's Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.2 Supplemental Indenture dated as of December 17, 1997 between Raytheon Company and The Bank of New York, Trustee filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

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

10.8 Form of Raytheon Company Change in Control Severance Agreement, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference. The Company has entered into Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.8 with each of the following executives:
     Peter R. D'Angelo, Dennis J. Picard, William H. Swanson and Arthur E. Wegner. The agreements are designed to provide the executive with certain severance benefits following a termination, all as more fully described in the form of Agreement. The Company has also entered into Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.8 with nineteen other executives, but which are immaterial to the Company. The agreements are designed to provide the executive with certain severance benefits following a termination, all as more fully described in the form of Agreement.

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

10.13 Agreement dated as of June 15, 1998 between Raytheon Company and Daniel P. Burnham filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is hereby incorporated by reference.

10.14 Consulting Agreement dated September 1, 1998 between Raytheon Company and Warren B. Rudman.*

10.15 Consulting Agreement dated April 1, 1998 between Raytheon Company and John Deutch.*

10.16 Raytheon Company $4 billion Credit Facility -- Five Year Competitive Advance and Revolving Credit Facility, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated by reference.

10.17 Raytheon Company $3 billion Credit Facility -- 364-day Competitive Advance and Revolving Credit Facility, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated by reference.

10.18 HE Holdings, Inc. $3 billion Credit Facility -- Five Year Competitive Advance and Revolving Credit Facility, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is hereby incorporated by reference.

10.19 HE Holdings, Inc. $2 billion Credit Facility -- 364-day Competitive Advance and Revolving Credit Facility, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is hereby incorporated by reference.

10.20 Termination Replacement and Restatement Agreement dated as of May 1, 1998 among Raytheon Company and the Lenders named therein establishing a new Facility R 364-Day Credit Agreement filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is hereby incorporated by reference.

10.21 Termination Replacement and Restatement Agreement dated as of May 1, 1998 among Raytheon Company and the Lenders named therein establishing a new Facility H 364-Day Credit Agreement filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is hereby incorporated by reference.

10.22 Termination Replacement and Restatement Agreement dated as of March 18, 1999 among Raytheon Company and the Lenders named therein establishing a new Facility H 364-Day Credit Agreement.*

10.23 Amended and Restated Purchase and Sale Agreement dated as of March 18, 1999 among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein.*

10.24 Amended and Restated Guarantee dated as of March 18, 1999, made by Raytheon Company in favor of the Purchasers named therein and Bank of America National Trust and Savings Association, as Managing Facility Agent.*

10.25 Raytheon Savings and Investment Plan, heretofore filed as an exhibit to the Company's S-8 Registration Statement No. 333-56117 on June 5, 1998, as amended and restated effective January 1, 1999, is filed herewith.*

10.26 Raytheon Employee Savings and Investment Plan, heretofore filed as an exhibit to the Company's S-8 Registration Statement No. 333-56117 on June 5, 1998, as amended and restated effective January 1, 1999, is filed herewith.*

13 Raytheon Company 1998 Annual Report to Stockholders (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated herein by reference).*

21    Subsidiaries of Raytheon Company.*

23.1  Consent of Independent Accountants.*

23.2  Report of Independent Accountants.*

24    Powers of Attorney.*

27    Financial Data Schedule.*

99    Amended Financial Data Schedule



(Exhibits marked with an asterisk (*) are filed electronically herewith.)

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RAYTHEON COMPANY

                                        /s/ Thomas D. Hyde
                                            Thomas D. Hyde
                                            Senior Vice President and Secretary
                                                     for the Registrant


Dated:  March 24, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURES                          TITLE                         DATE

 Daniel P. Burnham             President and Chief              March 24, 1999
(Daniel P. Burnham)       Executive Officer and Director
                           (Principal Executive Officer)

 Dennis J. Picard           Chairman of the Board               March 24, 1999
(Dennis J. Picard)              and Director

 Ferdinand Colloredo-Mansfeld     Director                      March 24, 1999
(Ferdinand Colloredo-Mansfeld)

 John M. Deutch                   Director                      March 24, 1999
(John M. Deutch)

 Steven D. Dorfman                Director                      March 24, 1999
(Steven D. Dorfman)

 Thomas E. Everhart               Director                      March 24, 1999
(Thomas E. Everhart)

 John R. Galvin                   Director                      March 24, 1999
(John R. Galvin)

 Barbara B. Hauptfuhrer           Director                      March 24, 1999
(Barbara B. Hauptfuhrer)

 Richard D. Hill                  Director                      March 24, 1999
(Richard D. Hill)

 L. Dennis Kozlowski              Director                      March 24, 1999
(L. Dennis Kozlowski)

James N. Land, Jr.                Director                      March 24, 1999
(James N. Land, Jr.)

 Henrique de Campos Meirelles)    Director                      March 24, 1999
(Henrique de Campos Meirelles)

 Thomas L. Phillips               Director                      March 24, 1999
(Thomas L. Phillips)

 Warren B. Rudman                 Director                      March 24, 1999
(Warren B. Rudman)

 Alfred M. Zeien                  Director                      March 24, 1999
(Alfred M. Zeien)

 Peter R. D'Angelo       Executive Vice President -             March 24, 1999
(Peter R. D'Angelo)      Chief Financial Officer

 Michele C. Heid       Vice President - Corporate Controller    March 24, 1999
(Michele C. Heid)          (Chief Accounting Officer)

                                                         31

                                        RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                                        ----------------------------------------------
                                                    SCHEDULE II - RESERVES
                                         FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                         -------------------------------------------
                                                        (In thousands)

          COLUMN A              COLUMN B    COLUMN C                  COLUMN D           COLUMN E

                                                Additions

                               Balance at   Charged to  Charged to                     Balance at
                               beginning    costs and     other         Deductions       end of
        Description           of period     expenses    accounts         Note (1)        period

-----------------------------------------------------------------------------------------------------
Year ended December 31, 1998:

  Allowance for doubtful        $21,763      $3,720       -             $4,712           $20,771
   accounts receivable

Year ended December 31, 1997:

  Allowance for doubtful        $20,260      $7,122       -             $5,619           $21,763

Year ended December 31, 1996:

  Allowance for doubtful        $22,043      $1,207       -             $2,990           $20,260
   accounts receivable
   accounts receivable


Note (1) - Uncollectible accounts and adjustments, less recoveries