Form 10-Q
period 1999-04-04
RAYTHEON CO/
filed 1999-05-19
CIK 1047122

                                       1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 4, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Number of shares of common stock outstanding as of April 4, 1999: 336,128,000, consisting of 100,968,000 shares of Class A common stock and 235,160,000 shares of Class B common stock.

                                RAYTHEON COMPANY

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                RAYTHEON COMPANY

                                 BALANCE SHEETS
                                                (Unaudited)
                                               April 4, 1999     Dec. 31, 1998
                                               -------------     -------------
                                                       (In millions)
ASSETS
Current assets
    Cash and cash equivalents                   $    58         $   421
    Accounts receivable, less allowance for
        doubtful accounts                           885             618
    Contracts in process                          5,098           4,842
    Inventories                                   1,831           1,711
    Deferred federal and foreign income taxes       755             809
    Prepaid expenses and other current assets       256             236
                                                -------         -------
         Total current assets                     8,883           8,637
Property, plant, and equipment, net               2,257           2,275
Goodwill, net of accumulated amortization        14,334          14,431
Other assets, net                                 2,777           2,596
                                                -------         -------
                  Total assets                  $28,251         $27,939
                                                =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable and current portion
        of long-term debt                       $ 1,671         $  827
    Advance payments, less contracts in
        process                                     811            865
    Accounts payable                              1,816          2,091
    Accrued salaries and wages                      597            703
    Other accrued expenses                        1,969          2,194
                                                -------         ------
         Total current liabilities                6,864          6,680
Accrued retiree benefits and other
    long-term liabilities                         1,702          1,679
Deferred federal and foreign income taxes           587            561
Long-term debt                                    8,161          8,163
Stockholders' equity                             10,937         10,856
                                                -------        -------
   Total liabilities and stockholders' equity   $28,251        $27,939
                                                =======        =======

The accompanying notes are an integral part of the financial statements.

                                RAYTHEON COMPANY
                        STATEMENTS OF INCOME (Unaudited)

                                                 Three Months Ended
                                        April 4, 1999            March 29, 1998
                                        (In millions except per share amounts)

Net sales                                  $4,903                    $4,574
                                           ------                    ------
Cost of sales                               3,870                     3,558
Administrative and selling expenses           342                       346
Research and development expenses             111                       144
                                           ------                    ------
Total operating expenses                    4,323                     4,048
                                           ------                    ------
Operating income                              580                       526
                                           ------                    ------
Interest expense, net                         177                       171
Other expense (income), net                     6                        (3)
                                           ------                    ------
Non-operating expense, net                    183                       168
                                           ------                    ------
Income before taxes                           397                       358
Federal and foreign income taxes              156                       143
                                           ------                    ------
Income before accounting change               241                       215
Cumulative effect of change in
    accounting principle, net of tax           53                        --
                                           ------                    ------
Net income                                 $  188                    $  215
                                           ======                    ======
Earnings per common share before
    accounting change
         Basic                             $ 0.72                    $  0.63
         Diluted                           $ 0.71                    $  0.63

Earnings per common share
         Basic                             $ 0.56                    $  0.63
         Diluted                           $ 0.55                    $  0.63

Dividends declared per common share        $ 0.20                    $  0.20

The accompanying notes are an integral part of the financial statements.

                                RAYTHEON COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Three Months Ended
                                                 April 4, 1999    March 29, 1998
                                                        (In millions)

Cash flows from operating activities
  Net income                                         $   188       $   215
  Adjustments to reconcile net income to net cash
    used in operating activities, net of the
    effect of acquisitions and divestitures
      Depreciation and amortization                      178           196
      Sale of receivables                                422           282
      Increase in accounts receivable                   (689)         (349)
      Increase in contracts in process                  (254)         (344)
      Increase in inventories                           (119)         (230)
      Decrease in current deferred federal
        and foreign income taxes                          54            97
      Increase in prepaid expenses and
        other current assets                             (20)          (10)
      (Decrease) increase in advance payments            (53)           23
      (Decrease) increase in accounts payable           (274)           19
      Decrease in accrued expenses                      (307)         (383)
      Other adjustments, net                             (38)          (90)
                                                     -------       -------
Net cash used in operating activities                   (912)         (574)
Cash flows from investing activities
  Expenditures for property, plant,
    and equipment                                       (141)         (115)
  (Increase) decrease in other assets                    (34)            3
  Payment for purchase of acquired companies              --           (42)
  Proceeds from sales of operating units and
    investments                                           --            19
                                                     -------       -------
Net cash used in investing activities                   (175)         (135)
Cash flows from financing activities
  Dividends                                              (67)          (68)
  Increase (decrease) in short-term debt                 844          (748)
  (Decrease) increase in long-term debt                   (2)        1,584
  Purchase of treasury shares                            (82)          (56)
  Proceeds under common stock plans                       31            33
                                                     -------       -------
Net cash provided by financing activities                724           745
                                                     -------       -------
Net (decrease) increase in cash and cash equivalents    (363)           36
Cash and cash equivalents at beginning of year           421           296
                                                     -------       -------
Cash and cash equivalents at end of period           $    58       $   332
                                                     =======       =======

The accompanying notes are an integral part of the financial statements.

                                RAYTHEON COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company (the "Company") have been prepared on substantially the same basis as the Company's annual consolidated financial statements. These interim unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The information furnished has been prepared from the accounts without audit. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Restructuring

During the first quarter of 1999, the Company's activity related to previously announced restructuring initiatives at Raytheon Systems Company (RSC) and Raytheon Engineers & Constructors (RE&C) was as follows:

                                                RSC                  RE&C
                                             (In millions except employee data)

Accrued liability at December 31, 1998          $563                 $ 66

Costs incurred
  Severance and other employee related costs      32                    4
  Facility closure and related costs              48                    4
                                                ----                 ----
                                                  80                    8

Accrued liability at April 4, 1999              $483                 $ 58
                                                ====                 ====

Cash expenditures                               $ 80                $   8

Number of employee terminations due to
  restructuring actions during the
  first quarter of 1999                          800                  100

The Company also incurred $25 million of capital expenditures and period expenses during the first quarter of 1999 related to RSC restructuring initiatives.

3.  Business Segment Reporting

The Company operates in three major business areas: Electronics, both defense and commercial, Engineering and Construction, and Aircraft. The Company completed a reorganization of certain business segments within Total Electronics to better align the operations with customer needs and to eliminate management redundancy. Segment financial results were as follows:

                                                           Sales
                                                    Three Months Ended
                                           April 4, 1999         March 29, 1998
                                                      (In millions)

Defense Systems                              $1,258                  $1,178
Sensors and Electronic Systems                  748                     641
Command, Control, Communication, and
  Information Systems                           905                     871
Aircraft Integration Systems, Training
  and Services, Commercial Electronics,
  and Other                                     800                     881
                                             ------                  ------
Total Electronics                             3,711                   3,571
Engineering and Construction                    692                     544
Aircraft                                        500                     459
                                             ------                  ------
Total                                        $4,903                  $4,574
                                             ======                  ======


                                                     Operating Income
                                                    Three Months Ended
                                           April 4, 1999         March 29, 1998
                                                      (In millions)

Defense Systems                              $  219                  $  176
Sensors and Electronic Systems                  126                     105
Command, Control, Communication, and
    Information Systems                         103                      85
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                                    69                      93
                                             ------                  ------
Total Electronics                               517                     459
Engineering and Construction                     31                      33
Aircraft                                         32                      34
                                             ------                  ------
Total                                        $  580                  $  526
                                             ======                  ======

                                       7
                                                  Identifiable Assets
                                           April 4, 1999         Dec. 31, 1998
                                                      (In millions)

Defense Systems                              $ 2,446               $   2,286
Sensors and Electronic Systems                 1,886                   1,823
Command, Control, Communication, and
  Information Systems                          1,691                   1,624
Aircraft Integration Systems, Training
  and Services, Commercial Electronics,
  and Other                                    2,035                   1,993
Unallocated Electronics Items                 13,175                  13,067
                                            --------                --------
Total Electronics                             21,233                  20,793
Engineering and Construction                   1,485                   1,478
Aircraft                                       2,671                   2,356
Corporate                                      2,862                   3,312
                                             -------                 -------
Total                                        $28,251                 $27,939
                                             =======                 =======

4. Inventories

Inventories consisted of the following at:

                                           April 4, 1999         Dec. 31, 1998
                                                      (In millions)
Inventories
  Finished goods                             $  288                  $  317
  Work in process                             1,122                   1,037
  Materials and purchased parts                 570                     507
  Excess of current cost over LIFO values      (149)                   (150)
                                             ------                  ------
          Total inventories                  $1,831                  $1,711
                                             ======                  ======

5. Special Purpose Entities

In connection with the sale of receivables, the following special purpose entities have been established as of April 4, 1999, Raytheon Receivables, Inc., Raytheon Aircraft Receivables Corporation, and Raytheon Engineers & Constructors Receivables Corporation.

6. Stockholders' Equity

Stockholders' equity consisted of the following at:

                                           April 4, 1999       Dec. 31, 1998
                                                     (In millions)

Preferred stock, no outstanding shares       $   --                 $  --
Class A common stock, outstanding shares           1                     1
Class B common stock, outstanding shares           2                     2
Additional paid-in capital                     6,307                 6,272
Accumulated other comprehensive income           (42)                  (50)
Treasury stock                                  (339)                 (257)
Retained earnings                              5,008                 4,888
                                             -------               -------
         Total stockholders' equity          $10,937               $10,856
                                             =======               =======

Common stock outstanding                       336.1                 336.8
                                               =====                 =====

During the first quarter of 1999, outstanding shares were reduced by the repurchase of 1.5 million shares offset by an increase of 0.8 million shares due to common stock plan activity.

Share information used to calculate earnings per share (EPS) is as follows:

                                                  Three Months Ended
                                           April 4, 1999       March 29, 1998
                                                    (In thousands)

Average common shares outstanding
 for basic EPS                                336,354                338,550
Dilutive effect of stock options
 and restricted stock                           3,871                  4,698
                                            ---------              ---------
Average common shares outstanding
 for diluted EPS                              340,225                343,248
                                              =======                =======

Options to purchase 6.5 million and 0.3 million shares of common stock for the three months ended April 4, 1999 and March 29, 1998 respectively did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company's common stock during the respective periods.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The computation of comprehensive income is as follows:

                                                   Three Months Ended
                                           April 4, 1999       March 29, 1998
                                                     (In millions)

Net income                                 $188                    $215
Other comprehensive income                    8                     (16)
                                           ----                    ----
Total comprehensive income                 $196                    $199
                                           ====                    ====


7. Change in Accounting Principle

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). This accounting standard requires that certain start-up and pre-contract award costs be expensed as incurred. During the first quarter of 1999, the Company recorded a charge of $53 million or $0.16 per diluted share, reflecting the initial application of SOP 98-5 and the cumulative effect of the change in accounting principle as of January 1, 1999.

8. Subsequent Events

On May 11, 1999 the Company filed a Registration Statement on Form S-4 to register $250 million of 6.00% debentures due in 2010 and $550 million of 6.40% debentures due in 2018 (collectively, the "Exchange Debentures"). These debentures will be offered in exchange for the $800 million in debentures that the Company placed privately in December 1998 (the "Original Debentures") and are substantially identical to the Original Debentures. The Company will not receive any cash proceeds from the issuance of the Exchange Debentures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Net sales for the first quarter of 1999 were $4.9 billion, an increase of 7 percent versus $4.6 billion for the same period in 1998. Sales to the U.S. Department of Defense were 49 percent of sales for the first quarter of 1999 versus 47 percent of sales for the first quarter of 1998. Total first quarter 1999 and 1998 sales to the U.S. government, including foreign military sales, were 66 percent of sales. Total international sales, including foreign military sales, were 27 percent of sales for the first quarter of 1999 versus 25 percent of sales for the first quarter of 1998.

Gross margin for the first quarter of 1999 was $1,033 million or 21.1 percent of sales versus $1,016 million or 22.2 percent for the first quarter of 1998. The decrease in margin as a percent of sales was primarily attributable to the sales mix at Aircraft and a change in estimate on certain contracts in the third quarter of 1998 at Engineering and Construction. The margins within Total Electronics were relatively unchanged year over year.

Administrative and selling expenses were $342 million or 7.0 percent of sales for the first quarter of 1999 versus $346 million or 7.6 percent of sales for the first quarter of 1998. The decrease in administrative and selling expenses as a percent of sales was due primarily to increased efficiencies as a result of restructuring initiatives at Raytheon Systems Company (RSC).

Research and development expenses decreased to $111 million or 2.3 percent of sales for the first quarter of 1999 versus $144 million or 3.1 percent of sales for the first quarter of 1998. The decrease in research and development expenses was due primarily to the elimination of duplicate research and development processes within RSC and a change in the timing of expenditures during the year.

Operating income was $580 million or 11.8 percent of sales for the first quarter of 1999 versus $526 million or 11.5 percent of sales for the first quarter of 1998. The changes in operating income by segment are discussed below.

Interest expense, net for the first quarter of 1999 was $177 million compared to $171 million for the first quarter of 1998.

Other expense, net for the first quarter of 1999 was $6 million versus other income, net of $3 million for the first quarter of 1998.

The effective tax rate was 39.3 percent for the first quarter of 1999 versus
39.9 percent for the first quarter of 1998. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill.

Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). This accounting standard requires that certain start-up and pre-contract award costs be expensed as incurred. During the first quarter of 1999, the Company recorded a charge of $53 million or $0.16 per diluted share, reflecting the initial application of SOP 98-5 and the cumulative effect of the change in accounting principle as of January 1, 1999.

Income before accounting change was $241 million for the first quarter of 1999, or $0.71 per diluted share on 340.2 million average shares outstanding versus net income of $215 million for the first quarter of 1998, or $0.63 per diluted share on 343.2 million average shares outstanding. Net income for the first quarter of 1999 was $188 million, or $0.55 per diluted share.

Total employment was approximately 107,200 at April 4, 1999, approximately 108,200 at December 31, 1998 and approximately 118,200 at March 29, 1998. The decrease from the prior quarter and prior year is primarily a result of the continuing restructuring initiatives at RSC and Raytheon Engineers & Constructors (RE&C).

The Electronics businesses reported first quarter 1999 sales of $3.7 billion, an increase of 4 percent compared with the same period a year ago and operating income of $517 million, a 13 percent increase compared with the same period a year ago. Operating margin was 13.9 percent for the first quarter of 1999 versus
12.9 percent for the first quarter of 1998. The increase in operating income as a percent of sales was primarily a result of decreases in selling and administrative expenses and research and development expenses made in conjunction with the restructuring initiatives at RSC.

RE&C reported first quarter 1999 sales of $692 million, an increase of 27 percent compared with the same period a year ago. The increase in sales was due to increased project work in the power, government, and infrastructure markets. Operating income was $31 million, compared with $33 million for the same period a year ago. Operating margin was 4.5 percent for the first quarter of 1999, compared to 6.1 percent for the first quarter of 1998, and up as expected from
3.3 percent for the fourth quarter of 1998. The decrease in margin was a result of the change in estimate on certain contracts as announced in the third quarter of 1998.

Raytheon Aircraft reported first quarter 1999 sales of $500 million, an increase of 9 percent compared with the same period a year ago and operating income of $32 million, a 6 percent decrease compared with the same period a year ago. The decline in operating margin was due to increased research and development expenses for two new aircraft, the Premier I and Horizon. Also contributing to the decrease in margin as a percent of sales was the sale of the Raytheon Aircraft Montek subsidiary in the fourth quarter of 1998.

Backlog consisted of the following at:

                               April 4, 1999   Dec. 31, 1998    March 29, 1998
                                               (In millions)

Electronics                       $17,641         $17,648           $16,495
Engineering and Construction        3,833           3,888             2,697
Aircraft                            2,196           2,133             1,929
                                  -------         -------           -------
Total backlog                     $23,670         $23,669           $21,121
U.S. government backlog
    included above                $13,605         $14,622           $12,566

During the third quarter of 1998, the Company changed its method of reporting backlog at certain locations in order to provide a consistent method of reporting across and within the Company's businesses. Backlog includes the full value of contract awards when received, excluding awards and options expected in future periods. Prior to the change, contract values which were awarded but incrementally funded were excluded from reported backlog for some parts of the business. The one-time impact of this change was a $1.1 billion increase to Electronics backlog and a $0.9 billion increase to Engineering and Construction backlog, related principally to U.S. government contracts. Prior periods have not been restated for this change.

Financial Condition and Liquidity

Net cash used by operating activities for the first quarter of 1999 was $912 million versus $574 million for the first quarter of 1998. The increase was due principally to increased working capital requirements in the Electronics businesses as a result of increased sales volume, costs associated with restructuring activities, delayed customer billings related to system conversions, and an increase in inventory at Raytheon Aircraft for the Premier I and Horizon aircraft. During the first quarter of 1999, the Company incurred $88 million of restructuring and exit costs and $25 million of other expenditures related to restructuring and consolidation activities at RSC and RE&C combined.

Net cash used in investing activities was $175 million in the first quarter of 1999 versus $135 million in the first quarter of 1998. Capital expenditures were $141 million for the first three months of 1999 versus $115 million for the first three months of 1998. Capital expenditures including facilities consolidation for the full year 1999 are expected to be approximately $550 million.

The Company merged with the defense business of Hughes Electronics Corporation (Hughes Defense) in December 1997. Pursuant to the terms of the merger agreement, which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. While the Company expects a reduction in purchase price from the original terms of the agreement, the amount, timing, and effect on the Company's financial position are uncertain.

Dividends paid to stockholders in the first quarter of 1999 were $67 million versus $68 million in the first quarter of 1998. The quarterly dividend rate was $0.20 per share for both the first quarter of 1999 and the first quarter of 1998.

Outstanding shares were reduced by the repurchase of 1.5 million shares for $82 million during the first three months of 1999 and 0.9 million shares for $56 million during the same period a year ago.

In March 1999, the Board of Directors authorized the repurchase of up to six million shares of the Company's Class A and Class B common stock over the next three years.

Total debt was $9.8 billion, $9.0 billion, and $10.9 billion at April 4, 1999, December 31, 1998, and March 29, 1998, respectively. Total debt, as a percentage of total capital, was 47.3 percent, 45.3 percent, and 50.8 percent at April 4, 1999, December 31, 1998, and March 29, 1998, respectively.

On May 11, 1999 the Company filed a Registration Statement on Form S-4 to register $250 million of 6.00% debentures due in 2010 and $550 million of 6.40% debentures due in 2018 (collectively, the "Exchange Debentures"). These debentures will be offered in exchange for the $800 million in debentures that the Company placed privately in December 1998 (the "Original Debentures") and are substantially identical to the Original Debentures. The Company will not receive any cash proceeds from the issuance of the Exchange Debentures.

Lines of credit with certain commercial banks exist as standby facilities to support the issuance of commercial paper by the Company. The lines of credit were $4.1 billion and $4.4 billion at April 4, 1999 and December 31, 1998, respectively. At April 4, 1999 and December 31, 1998, there were no borrowings under these lines of credit. Given the present state of the financial markets and economic conditions, the Company does not currently anticipate making future borrowings under the lines of credit.

The Company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. The Company believes that its cash position will be sufficient to maintain investment grade credit ratings and its sources of and access to capital markets are adequate to support current operations.

The following discussion covers quantitative and qualitative disclosures about the Company's market risk. The Company's primary market exposures are to interest rates and foreign exchange rates.

The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial banks primarily to reduce the impact of changes in interest rates on short-term financing arrangements. The Company also enters into foreign exchange contracts with commercial banks to minimize fluctuations in the value of payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, commercial paper, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one month of those financial instruments held by the Company at April 4, 1999 which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent is not material. The hypothetical loss was determined by calculating the aggregate impact of a one-month increase of 10 percent in the interest rate of each variable rate financial instrument held by the Company at April 4, 1999 which is subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

Year 2000 Date Conversion

The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000.

In January 1998, the Company initiated a formal comprehensive enterprise-wide program to identify and to resolve Year 2000 related issues. The scope of the program includes the investigation of all Company functions and products and all internally used hardware and software systems, including embedded systems in what are not traditionally considered information technology systems. The program has developed standard processes and an internal service center in support of Year 2000 readiness. The Company is following an eight-step risk management process grouped into two major phases, detection (planning and awareness, inventory, triage, and detailed assessment) and correction (resolution, test planning, test execution, and deployment).

The Company has identified eight system types that could have risk as follows: application, infrastructure, test equipment, engineering computing, manufacturing, delivered product, facilities, and supply chain. The completion of several large acquisitions in recent years through which the Company inherited a large number of systems, products, and facilities adds to the complexity of this task. As the Company continues to acquire new businesses, these businesses must then be brought into the program.

The detection phase of the program is currently estimated to be 99 percent complete based on the tasks to be completed. On the basis of expected total cost, the detection phase is 95 percent complete. The remaining work in this phase is expected to be complete by the middle of 1999. The work in the detection phase has involved all eight system types, including delivered product and supply chain.

The Company has made substantial progress in the corrective action phase of the program, with 94 percent of the tasks in this phase completed. On the basis of expected total cost, the corrective action phase is 60 percent complete. The Company expects to complete correction activities during the third quarter of 1999. The Company has instituted and is executing a formal audit program to assess the state of readiness. Also, the Company is assessing the risk of supplier readiness, and in selected cases will review the preparedness of individual suppliers for Year 2000.

When the corrective action phase of the program is completed the Company expects to have developed contingency plans, augmenting existing disaster recovery plans and sourcing strategies for identified risks.

Since January 1998, the Company has spent approximately $89 million on the Year 2000 program, $20 million on the detection phase, and $69 million on the corrective action phase. Prior to 1998, expenditures on the program were insignificant. Total cost at completion of the program is currently estimated to be $136 million. Of the total $136 million estimated costs, $21 million relates to the detection phase and $115 million is for correction. All costs, except for long-lived assets, are expensed as incurred. These costs include employees, inside and outside consultants and services, system replacements, and other equipment requirements. The Company has employed consultants in an advisory capacity, primarily in the detection phase. Total estimated costs of the Year 2000 program are predominantly internal. Although a number of minor information technology projects have been deferred as a result of the priority given to the Year 2000 program, no significant projects which would materially affect the Company's financial position or results of operations have been delayed.

The Company currently expects to resolve all Year 2000 issues for internally used hardware and software systems by the end of 1999; however, there can be no assurances as to the ultimate success of the program. The Company continues to assess its exposure attributable to external factors, including uncertainties regarding the ability of critical suppliers to avoid Year 2000 related service and delivery interruptions. While the Company has no reason to conclude that any specific supplier represents a significant Year 2000 risk, it is currently unable to conclude that all of its critical suppliers will successfully resolve all Year 2000 issues on a timely basis. The Company is considering various contingency plans for problems that may result from a critical supplier's inability to successfully resolve its Year 2000 issues. A "reasonably likely worst case" scenario of Year 2000 risks for the Company could include isolated interruption of deliveries from critical suppliers, increased manufacturing costs until the problems are resolved, delayed product shipments, lost revenues, lower cash receipts, and certain product liability issues. The Company is unable to quantify the potential effect of these items which could have a material adverse effect on its financial position or results of operations should some combination of these events come to pass.

Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, requires that all derivatives be recognized as either assets or liabilities at estimated fair value. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

Forward-Looking Statements

Statements which are not historical facts contained in this report are forward-looking statements under the provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These risks include, in addition to the specific uncertainties referenced in this report, the effect of worldwide political and market conditions, the impact of competitive products and pricing, the timing of awards and contracts, particularly international contracts, and risks inherent with large long-term fixed price contracts. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in "Item 1-Business" in Raytheon's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

          10.1      Letter of Agreement between Raytheon Company and
                    Daniel P. Burnham.

          10.2      Letter of Agreement between Raytheon Company and
                    Franklyn A. Caine.

          27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

         (b)  Reports on Form 8-K

                  None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RAYTHEON COMPANY (Registrant)

                                    By:  /s/ Michele C. Heid
                                             Michele C. Heid
                                             Vice President and
                                             Corporate Controller
                                             (Chief Accounting Officer)

May 19, 1999