Form 10-Q
period 1999-07-04
RAYTHEON CO/
filed 1999-08-18
CIK 1047122

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 4, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes /x/     No  / /


Number of shares of common stock outstanding as of July 4, 1999: 337,668,000, consisting of 100,805,000 shares of Class A common stock and 236,863,000 shares of Class B common stock.

                                RAYTHEON COMPANY

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 BALANCE SHEETS
                                                   (Unaudited)
                                                  July 4, 1999   Dec. 31, 1998
                                                  ------------   -------------
                                                        (In millions)
ASSETS
Current assets
  Cash and cash equivalents                        $   108         $   421
  Accounts receivable, less
    allowance for doubtful accounts                    913             618
  Contracts in process                               5,461           4,842
  Inventories                                        1,969           1,711
  Deferred federal and foreign income taxes            675             809
  Prepaid expenses and other current assets            290             236
                                                   -------          ------
     Total current assets                            9,416           8,637
Property, plant, and equipment, net                  2,275           2,275
Goodwill, net                                       14,228          14,431
Other assets, net                                    2,807           2,596
                                                   -------         -------
         Total assets                              $28,726         $27,939
                                                   =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable and current portion
        of long-term debt                          $ 2,090         $   827
    Advance payments, less contracts in
        process                                        926             865
    Accounts payable                                 1,921           2,091
    Accrued salaries and wages                         655             703
    Other accrued expenses                           1,848           2,194
                                                   -------         -------
     Total current liabilities                       7,440           6,680
Accrued retiree benefits and other
   long-term liabilities                             1,697           1,679
Deferred federal and foreign income taxes              600             561
Long-term debt                                       7,790           8,163
Stockholders' equity                                11,199          10,856
                                                   -------         -------
         Total liabilities and
            stockholders' equity                   $28,726         $27,939
                                                   =======         =======


    The accompanying notes are an integral part of the financial statements.

                                       3

                                RAYTHEON COMPANY

                        STATEMENTS OF INCOME (Unaudited)

                                                              Three Months Ended                    Six Months Ended
                                                          July 4,           June 28,            July 4,          June 28,
                                                           1999               1998               1999              1998
                                                        ------------       ------------       ------------      ------------
                                                                      (In millions except per share amounts)
Net sales                                                 $  5,202            $  5,078            $10,105          $  9,652
                                                          --------            --------            -------          --------

Cost of sales                                                4,015               3,939              7,885             7,497
Administrative and selling expenses                            402                 456                744               802
Research and development expenses                              135                 154                246               298
                                                          --------            --------            -------          --------

Total operating expenses                                     4,552               4,549              8,875             8,597
                                                          --------            --------            -------           -------

Operating income                                               650                 529              1,230             1,055
                                                          --------           ---------            -------           -------

Interest expense, net                                          176                 182                353               354
Other income, net                                              (11)                (99)                (5)             (102)
                                                          --------            --------            -------           -------

Non-operating expense, net                                     165                  83                348               252
                                                          --------            --------            -------           -------

Income before taxes                                            485                 446                882               803
Federal and foreign income taxes                               191                 176                347               319
                                                          --------            --------            -------           -------

Income before accounting change                                294                 270                535               484

Cumulative effect of change in
    accounting principle, net of tax                            --                  --                 53                --
                                                          --------            --------            --------          -------

Net income                                                $    294           $     270            $   482           $   484
                                                          ========           =========            ========          =======

Earnings per share before
    accounting change
         Basic                                               $ 0.87             $ 0.80             $ 1.59            $ 1.43
         Diluted                                             $ 0.86             $ 0.79             $ 1.57            $ 1.41

Earnings per share
         Basic                                               $ 0.87             $ 0.80             $ 1.43            $ 1.43
         Diluted                                             $ 0.86             $ 0.79             $ 1.41            $ 1.41

Dividends declared per common share                          $ 0.20             $ 0.20             $ 0.40            $ 0.40

    The accompanying notes are an integral part of the financial statements.

                                RAYTHEON COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                    Six Months Ended
                                                                           July 4, 1999         June 28, 1998
                                                                           -------------        -------------
                                                                                     (In millions)
Cash flows from operating activities
    Net income                                                               $   482            $   484
    Adjustments to reconcile net income to net cash
       used in operating activities, net of the effect of
       acquisitions and divestitures
          Depreciation and amortization                                          345                393
          Net gain on sale of operating units                                     (9)               (94)
          (Increase) decrease in accounts receivable                            (290)                20
          Increase in contracts in process                                      (629)              (725)
          Increase in inventories                                               (312)              (276)
          Decrease in current deferred federal and foreign
             income taxes                                                        134                266
          (Increase) decrease in prepaid expenses and
             other current assets                                                (54)                 6
          Increase in advance payments                                            62                148
          (Decrease) increase in accounts payable                               (167)                15
          Decrease in accrued salaries and wages                                 (46)               (31)
          Decrease in other accrued expenses                                    (352)              (334)
          Other adjustments, net                                                  24                 --
                                                                             -------            -------
Net cash used in operating activities                                           (812)              (128)
Cash flows from investing activities
    Sale of financing receivables                                                610                530
    Origination of financing receivables                                        (675)              (641)
    Expenditures for property, plant, and equipment                             (181)              (241)
    Increase in other assets                                                     (52)                (2)
    Payment for purchase of acquired companies                                    --                (86)
    Proceeds from sales of operating units and
       investments                                                                54                406
                                                                             -------            -------
Net cash used in investing activities                                           (244)               (34)
Cash flows from financing activities
    Dividends                                                                   (134)              (136)
    Increase (decrease) in short-term debt                                       888             (1,220)
    Increase in long-term debt                                                     2              1,588
    Purchase of treasury shares                                                 (147)               (94)
    Proceeds under common stock plans                                            134                 45
                                                                             -------            -------
Net cash provided by financing activities                                        743                183
                                                                             -------            -------
Net (decrease) increase in cash and cash equivalents                            (313)                21
Cash and cash equivalents at beginning of year                                   421                296
                                                                             -------            -------
Cash and cash equivalents at end of period                                   $   108            $   317
                                                                             =======            =======


    The accompanying notes are an integral part of the financial statements.

                                RAYTHEON COMPANY

                   NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.       Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company (the "Company") have been prepared on substantially the same basis as the Company's annual consolidated financial statements except that the Company changed its method of reporting cash flows related to the origination and sale of financing receivables. These interim unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The information furnished has been prepared from the accounts without audit. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       Restructuring

During the first six months of 1999, the Company's activity related to previously announced restructuring initiatives at Raytheon Systems Company (RSC) and Raytheon Engineers & Constructors (RE&C) was as follows:

                                                      RSC           RE&C
                                                    -------       --------
                                              (In millions except employee data)

Accrued liability at December 31, 1998              $  563         $ 66

Costs incurred
       Severance and other employee related costs       63           34
       Facility closure and related costs              141            6
                                                    ------         ----
                                                       204           40

Accrued liability at July 4, 1999                   $  359         $ 26
                                                    =======        ====

Cash expenditures                                   $  204         $ 40

Number of employee terminations due to
     restructuring actions during the
     first six months of 1999                        1,500          300

The Company also incurred $72 million of period and capital expenditures during the six months ended July 4, 1999 related to RSC restructuring initiatives.

3.       Business Segment Reporting

The Company operates in three major business areas: Electronics, both defense and commercial, Engineering and Construction, and Aircraft. In the first quarter of 1999, the Company completed a reorganization of certain business segments within Total Electronics to better align the operations with customer needs. Prior year segment results have been restated to reflect this change. Segment financial results were as follows:

                                                                    Sales                            Operating Income
                                                              Three Months Ended                    Three Months Ended
                                                        July 4, 1999        June 28,1998      July 4,1999      June 28, 1998
                                                       -------------        ------------      ------------     -------------
                                                                                      (In millions)

Defense Systems                                            $  1,399           $  1,273          $     235         $     196
Sensors and Electronic Systems                                  637                756                108               125
Command, Control, Communication, and
    Information Systems                                         952                902                134                62
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                                                   833                890                 78                43
                                                        -----------        -----------        -----------         ---------
Total Electronics                                             3,821              3,821                555               426
Engineering and Construction                                    650                618                 20                30
Aircraft                                                        731                639                 75                73
                                                        -----------        -----------        -----------         =========
Total                                                      $  5,202           $  5,078          $     650         $     529
                                                        ===========        ============       ===========         =========


                                                                    Sales                           Operating Income
                                                               Six Months Ended                     Six Months Ended
                                                        July 4, 1999      June 28, 1998       July 4, 1999     June 28, 1998
                                                        ------------      -------------       ------------     -------------
                                                                                      (In millions)
Defense Systems                                             $ 2,657           $  2,450          $     454          $    372
Sensors and Electronic Systems                                1,385              1,397                234               230
Command, Control, Communication, and
    Information Systems                                       1,857              1,773                238               147
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                                                 1,633              1,772                147               136
                                                            -------           --------           --------          --------
Total Electronics                                             7,532              7,392              1,073               885
Engineering and Construction                                  1,342              1,162                 50                63
Aircraft                                                      1,231              1,098                107               107
                                                            -------           --------           --------          --------
Total                                                       $10,105           $  9,652           $  1,230          $  1,055
                                                            =======           ========           ========          ========

                                                Identifiable Assets
                                        July 4, 1999           Dec. 31, 1998
                                        ------------           -------------
                                                  (In millions)

Defense Systems                           $ 2,549                 $ 2,286
Sensors and Electronic Systems              1,926                   1,823
Command, Control, Communication, and
    Information Systems                     1,671                   1,624
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                               2,166                   1,993
Unallocated Electronics Items              13,166                  13,067
                                          -------                  ------
Total Electronics                          21,478                  20,793
Engineering and Construction                1,563                   1,478
Aircraft                                    2,818                   2,356
Corporate                                   2,867                   3,312
                                          -------                 -------
Total                                     $28,726                 $27,939
                                          =======                 =======

Identifiable assets attributed to Unallocated Electronics Items primarily consist of goodwill and prepaid pension. While these assets have not been allocated back to the segments, the associated income statement impact, including goodwill amortization, has been included in the determination of the Electronics businesses operating income.

4.       Inventories

Inventories consisted of the following at:

                                         July 4, 1999          Dec. 31, 1998
                                         ------------          -------------
                                                   (In millions)
Inventories
    Finished goods                       $  239                    $  317
    Work in process                       1,262                     1,037
    Materials and purchased parts           615                       507
    Excess of current cost
     over LIFO values                      (147)                     (150)
                                         ------                    ------
         Total inventories               $1,969                    $1,711
                                         ======                    ======

5.       Special Purpose Entities

In connection with the sale of receivables, the following special purpose entities have been established as of July 4, 1999, Raytheon Receivables, Inc., Raytheon Aircraft Receivables Corporation, and Raytheon Engineers & Constructors Receivables Corporation.

6.       Stockholders' Equity

Stockholders' equity consisted of the following at:

                                              July 4, 1999    Dec. 31, 1998
                                              ------------    -------------
                                                      (In millions)

Preferred stock, no outstanding shares        $    --          $    --
Class A common stock, outstanding shares            1                1
Class B common stock, outstanding shares            2                2
Additional paid-in capital                      6,418            6,272
Accumulated other comprehensive income            (49)             (50)
Treasury stock                                   (408)            (257)
Retained earnings                               5,235            4,888
                                              -------          -------
         Total stockholders' equity           $11,199          $10,856
                                              =======          =======

Common stock outstanding                        337.7            336.8
                                              =======          =======


During the first half of 1999, outstanding shares were reduced by the repurchase of 2.5 million shares offset by an increase of 3.4 million shares due to stock-based compensation plan activity.

Share information used to calculate earnings per share (EPS) is as follows:

                                 Three Months Ended        Six Months Ended
                                  July 4,  June 28,        July 4,   June 28,
                                   1999      1998           1999       1998
                                 --------  --------        -------    -------
                                                (In thousands)
Average common shares
     outstanding for basic EPS   336,885     338,366       336,620    338,458
Dilutive effect of stock plans     6,795       4,772         5,187      4,657
                                 -------     -------       -------    -------
Average common shares
     outstanding for diluted EPS 343,680     343,138       341,807    343,115
                                 =======     =======       =======    =======

Options to purchase 0.1 million shares of common stock for the three months ended July 4, 1999 and June 28, 1998 and options to purchase 6.4 million and 6.1 million shares of common stock for the six months ended July 4, 1999 and June 28, 1998, respectively did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company's common stock during the respective periods.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The computation of comprehensive income is as follows:

                            Three Months Ended      Six Months Ended
                             July 4,   June 28,   July 4,    June 28,
                              1999      1998       1999       1998
                             -------   -------   --------    --------
                                          (In millions)

Net income                   $294      $270       $482       $484
Other comprehensive income     (7)       (5)         1        (21)
                             ----      ----       ----       ----
Total comprehensive income   $287      $265       $483       $463
                             ====      ====       ====       ====

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

8.       Subsequent Events

In July 1999, the Company announced it had reached an agreement to sell its Cedarapids, Inc. subsidiary for approximately $170 million in cash.

In July 1999, the Company filed a shelf registration with the Securities and Exchange Commission registering the possible future issuance of up to $3.0 billion in debt and/or equity securities. This filing is not yet effective.



ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Consolidated Results of Operations - Second quarter 1999 compared with second quarter 1998

Net sales for the second quarter of 1999 were $5.2 billion versus $5.1 billion for the same period in 1998. Sales to the U.S. Department of Defense were 52 percent of sales for the second quarter of 1999 versus 55 percent of sales for the second quarter of 1998. Total second quarter 1999 and 1998 sales to the U.S. government, including foreign military sales, were 61 percent and 65 percent of sales, respectively. Total international sales, including foreign military sales, were 27 percent of sales for the second quarter of 1999 versus 26 percent of sales for the second quarter of 1998.

Gross margin for the second quarter of 1999 was $1,187 million or 22.8 percent of sales versus $1,139 million or 22.4 percent of sales for the second quarter of 1998. The increase in margin as a percent of sales was primarily attributable to the Electronics businesses due to restructuring related cost reductions and sales mix.

Administrative and selling expenses were $402 million or 7.7 percent of sales for the second quarter of 1999 versus $456 million or 9.0 percent of sales for the second quarter of 1998. Excluding the 1998 special charges of $84 million, administrative and selling expenses were $372 million or 7.3 percent of sales for the second quarter of 1998. The increase in administrative and selling expenses is primarily due to increases in variable stock-based compensation charges and start-up activities associated with the Company's Six Sigma initiatives.

Research and development expenses decreased to $135 million or 2.6 percent of sales for the second quarter of 1999 versus $154 million or 3.0 percent of sales for the second quarter of 1998. The decrease in research and development expenses was due primarily to the elimination of duplicate research and development processes within Raytheon Systems Company (RSC) and the timing of expenditures during the year.

Operating income was $650 million or 12.5 percent of sales for the second quarter of 1999 versus $529 million or 10.4 percent of sales for the second quarter of 1998. Excluding the 1998 special charges, operating income was $613 million or 12.1 percent of sales. The changes in operating income by segment are discussed below.

Interest expense, net for the second quarter of 1999 was $176 million compared to $182 million for the second quarter of 1998.

Other income, net for the second quarter of 1999 was $11 million versus $99 million for the second quarter of 1998, which included a $94 million pretax gain from divestitures.

The effective tax rate was 39.4 percent for the second quarter of 1999 versus
39.5 percent for the second quarter of 1998. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill.

Net income was $294 million for the second quarter of 1999, or $0.86 per diluted share on 343.7 million average shares outstanding versus net income of $270 million for the second quarter of 1998, or $0.79 per diluted share on 343.1 million average shares outstanding.

Total employment was approximately 108,100 at July 4, 1999, approximately 108,200 at December 31, 1998, and approximately 114,900 at June 28, 1998. The decreases are primarily a result of the continuing restructuring initiatives at RSC and Raytheon Engineers & Constructors (RE&C), offset by the recruitment of employees for critical technical skills in support of new business.

The Electronics businesses reported second quarter 1999 sales of $3.8 billion, unchanged from the same period a year ago and operating income of $555 million or 14.5 percent of sales versus $426 million or 11.1 percent of sales for the same period a year ago. Excluding the 1998 special charges, operating income was $510 million or 13.3 percent of sales. The increase in operating income as a percent of sales was primarily a result of decreases in cost of sales and research and development expenses made in conjunction with the restructuring initiatives at RSC.

During 1998, the Company announced plans to reduce the workforce and close facilities in conjunction with RSC's consolidation and reorganization. The Company expects to face continuing competitive pressures and the need to be active in cost management. In light of these ongoing challenges, the Company is evaluating additional cost reduction actions to protect its competitive position and maintain its historical levels of profitability at RSC.

RE&C reported second quarter 1999 operating income of $20 million on sales of $650 million, compared to second quarter 1998 operating income of $30 million on sales of $618 million. Project delays, cancellations, and cost growth contributed to the erosion in operating margin from 4.9 percent of sales a year ago to 3.1 percent of sales for the quarter. The Company expects that the difficulties encountered in the second quarter will continue into the second half of the year.

During 1998, the Company announced plans to reduce the RE&C workforce and reduce facility space and recorded $108 million of restructuring charges. The Company will essentially complete these actions during 1999. Based on current estimates, the Company expects to incur approximately $10 million less than the plan due to lower facility exit costs. In the second quarter of 1999, the Company implemented additional restructuring plans to further reduce the RE&C workforce by approximately 200 employees at a cost of $10 million. The Company expects to face continuing competitive pressures and the need to be active in cost management. In light of these ongoing challenges, the Company is evaluating additional cost reduction actions at RE&C.

Raytheon Aircraft reported second quarter 1999 sales of $731 million versus $639 million for the same period a year ago and operating income of $75 million or
10.3 percent of sales versus $73 million or 11.4 percent of sales for the same period a year ago. The increase in sales is due to increased demand for mid-size corporate jets. The decline in operating margin as a percent of sales was due to increased research and development expenses for two new aircraft, the Premier I and Hawker Horizon. Also contributing to the decrease in operating margin as a percent of sales was the divestiture of the Raytheon Aircraft Montek subsidiary in the fourth quarter of 1998.

Six months 1999 versus six months 1998

Net sales for the first six months of 1999 were $10.1 billion, an increase of
4.7 percent versus $9.7 billion for the same period in 1998. Sales to the U.S. Department of Defense were 54 percent of sales for the first six months of 1999 versus 55 percent of sales for the first six months of 1998. Total sales to the U.S. government during the first six months of 1999 and 1998, including foreign military sales, were 63 percent and 66 percent of sales, respectively. Total international sales, including foreign military sales, were 27 percent of sales for the first six months of 1999 versus 26 percent of sales for the same period in 1998.

Gross margin for the first six months of 1999 was $2,220 million or 22.0 percent of sales versus $2,155 million or 22.3 percent of sales for the first six months of 1998. The decrease in margin as a percent of sales was attributable to the sales mix at Aircraft and lower margins at RE&C, partially offset by higher margins at the Electronics businesses due to restructuring related cost reductions and sales mix.

Administrative and selling expenses were $744 million or 7.4 percent of sales for the first six months of 1999 versus $802 million or 8.3 percent of sales for the first six months of 1998. Excluding the 1998 special charges of $84 million, administrative and selling expenses were $718 million or 7.4 percent of sales for the first six months of 1998.

Research and development expenses decreased to $246 million or 2.4 percent of sales for the first six months of 1999 from $298 million or 3.1 percent of sales for the first six months of 1998. The decrease in research and development expenses was due primarily to the elimination of duplicate research and development processes within RSC and the timing of expenditures during the year.

Operating income was $1,230 million or 12.2 percent of sales for the first six months of 1999 versus $1,055 million or 10.9 percent of sales for the first six months of 1998. Excluding the 1998 special charges, operating income was $1,139 million or 11.8 percent of sales. The changes in operating income by segment are discussed below.

Interest expense, net for the first six months of 1999 was $353 million compared to $354 million for the first six months of 1998.

Other income, net for the first six months of 1999 was $5 million versus $102 million for the first six months of 1998, which included a $94 million pretax gain from divestitures.

The effective tax rate was 39.3 percent for the first six months of 1999 versus
39.7 percent for the first six months of 1998. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill.

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

Income before accounting change was $535 million for the first six months of 1999, or $1.57 per diluted share on 341.8 million average shares outstanding versus net income of $484 million for the first six months of 1998, or $1.41 per diluted share on 343.1 million average shares outstanding. Net income for the first six months of 1999 was $482 million, or $1.41 per diluted share.

The Electronics businesses reported sales for the first six months of 1999 of $7.5 billion versus $7.4 billion for the same period a year ago and operating income of $1,073 million or 14.2 percent of sales compared with $885 million or
12.0 percent of sales for the same period a year ago. Excluding the 1998 special charges, operating income was $969 million or 13.1 percent of sales. The increase in operating income as a percent of sales was primarily a result of decreases in cost of sales and research and development expenses made in conjunction with the restructuring initiatives at RSC.

RE&C reported sales of $1.3 billion during the first six months of 1999 versus $1.2 billion for the same period a year ago and operating income of $50 million or 3.7 percent of sales, compared with $63 million or 5.4 percent of sales for the same period a year ago. Project delays, cancellations, and cost growth contributed to the erosion in operating margins. The Company expects that the difficulties encountered during the first six months of 1999 will continue into the second half of the year.

Raytheon Aircraft reported sales of $1.2 billion for the first six months of 1999 versus $1.1 billion for the same period a year ago and operating margin of $107 million or 8.7 percent of sales, compared to $107 million or 9.7 percent of sales for the same period a year ago. The increase in sales is due to increased demand for mid-size corporate jets. The decline in operating margin as a percent of sales was due to increased research and development expenses for two new aircraft, the Premier I and Hawker Horizon. Also contributing to the decrease in operating margin as a percent of sales was the divestiture of the Raytheon Aircraft Montek subsidiary in the fourth quarter of 1998.

Backlog consisted of the following at:

                                 July 4,      Dec. 31,     June 28,
                                  1999         1998         1998
                                 -------      --------     --------
                                           (In millions)

Electronics                      $17,801       $17,648     $15,625
Engineering and Construction       3,498         3,888       2,691
Aircraft                           3,194         2,133       2,148
                                 -------       -------     -------
Total backlog                    $24,493       $23,669     $20,464
                                 =======       =======     =======
U.S. government backlog
    included above               $14,159       $14,622     $11,589
                                 =======       =======     ========

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

The Company has an investment in Space Imaging L.P., a limited partnership created to take advantage of opportunities in the geographical information services market. The Company is also a partial guarantor of Space Imaging's commercial bank debt. In April 1999, an attempt to launch a commercial imaging satellite, which was to be operated by Space Imaging, failed. A second satellite launch is scheduled in the third quarter of 1999. Failure of this launch could have a material adverse effect on the Company's financial position and results of operations. At July 4, 1999, the Company's investment in and other assets related to Space Imaging totaled $71 million.

The Company is also a minor shareholder in Iridium LLC, which operates a global satellite phone and paging service. Iridium has recently been experiencing financial difficulty and filed for Chapter 11 protection from creditors on August 13, 1999. At July 4, 1999, the Company's investment in and other assets related to Iridium totaled $22 million.

Financial Condition and Liquidity

Net cash used in operating activities for the first six months of 1999 was $812 million versus $128 million for the first six months of 1998. The increase was due principally to increased working capital requirements in the Electronics businesses, costs associated with restructuring activities, and an increase in inventory at Raytheon Aircraft. During the first half of 1999, the Company incurred $316 million of restructuring-related expenditures at RSC and RE&C combined, compared to $27 million during the same period a year ago.

During the second quarter of 1999, the Company changed its method of reporting cash flows related to the origination and sale of financing receivables which are now classified as cash flows from investing activities. Prior to the change, these amounts were classified as cash flows from operating activities.

Net cash used in investing activities was $244 million for the first six months of 1999 versus $34 million for the first six months of 1998. Capital expenditures were $181 million for the first six months of 1999 versus $241 million for the first six months of 1998. Capital expenditures including facilities consolidation for the full year 1999 are expected to be approximately $500 million. Proceeds from the sale of operating units and investments was $54 million for the first six months of 1999 versus $406 million for the first six months of 1998. During the first six months of 1998, the company made payments of $86 million for transaction-related expenditures incurred in connection with the acquisition of Texas Instruments' defense businessand the merger with the defense business of Hughes Electronics Corporation (Hughes Defense).

The Company merged with Hughes Defense in December 1997. Pursuant to the terms of the merger agreement, which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. While the Company expects a reduction in purchase price from the original terms of the agreement, the amount, timing, and effect on the Company's financial position are uncertain.

Net cash provided by financing activities was $743 million for the first six months of 1999 versus $183 million for the first six months of 1998. Dividends paid to stockholders in the first half of 1999 were $134 million versus $136 million in the first half of 1998. The quarterly dividend rate was $0.20 per share for the first two quarters of both 1999 and 1998. Outstanding shares were reduced by the repurchase of 2.5 million shares for $147 million during the first six months of 1999 and 1.6 million shares for $94 million during the same period a year ago. In March 1999, the Board of Directors authorized the repurchase of up to six million shares of the Company's Class A and Class B common stock over the next three years.

Total debt was $9.9 billion at July 4, 1999, compared to $9.0 billion at December 31, 1998, and $10.4 billion at June 28, 1998.

In July 1999, the Company filed a shelf registration with the Securities and Exchange Commission registering the possible future issuance of up to $3.0 billion in debt and/or equity securities. This filing is not yet effective.

Lines of credit with certain commercial banks exist as standby facilities to support the issuance of commercial paper by the Company. The lines of credit were $4.1 billion and $4.4 billion at July 4, 1999 and December 31, 1998, respectively. At July 4, 1999 and December 31, 1998, there were no borrowings under these lines of credit.

The Company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. The Company believes that its financial position will be sufficient to maintain access to the capital markets in order to support its current operations.

Quantitative and Qualitative Disclosures About Financial Market Risks

The following discussion covers quantitative and qualitative disclosures about the Company's financial market risks. The Company's primary market exposures are to interest rates and foreign exchange rates.

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

Financial instruments held by the Company which are subject to interest rate risk include notes payable, commercial paper, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one month of those financial instruments held by the Company at July 4, 1999 which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent is not material. The hypothetical loss was determined by calculating the aggregate impact of a one-month increase of 10 percent in the interest rate of each variable rate financial instrument held by the Company at July 4, 1999 which is subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

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

The Company has identified the following eight system types that could have risk: application, infrastructure, test equipment, engineering computing, manufacturing, delivered product, facilities, and supply chain. The completion of several large acquisitions in recent years through which the Company inherited a significant number of systems, products, and facilities adds to the complexity of this task.

The detection phase of the program, which covered all eight system types, has been completed and 99 percent of the tasks in the corrective action phase to resolve all identified Year 2000 issues for internally used hardware and software systems has been completed. The Company expects to complete the remaining corrective activities during the third quarter of 1999. The Company has instituted and is executing a formal audit program to assess its state of readiness. Also, the Company is assessing the risk of supplier readiness, and in selected cases is reviewing the preparedness of individual suppliers for Year 2000.

On the basis of expected total cost, the corrective action phase is 76 percent complete. A significant portion of the remaining costs are for the development of contingency plans to augment existing disaster recovery plans and sourcing strategies for identified risks. The Company expects to complete these activities during the fourth quarter of 1999.

Since January 1998, the Company has spent $100 million on the Year 2000 program, $20 million on the detection phase, and $80 million on the corrective action phase. Prior to 1998, expenditures on the program were insignificant. Total cost at completion of the program is currently estimated to be $125 million. Of the total $125 million estimated costs, $20 million relates to the detection phase and $105 million is for correction. All costs, except those incurred for long-lived assets, are expensed as incurred. These costs include employees, inside and outside consultants and services, system replacements, and other equipment requirements. Total estimated costs of the Year 2000 program are predominantly internal; however, the Company has employed consultants in an advisory capacity, primarily in the detection phase. Although a number of minor information technology projects have been deferred as a result of the priority given to the Year 2000 program, no significant projects which would materially affect the Company's financial position or results of operations have been delayed.

The Company currently expects to resolve all identified Year 2000 issues for internally used hardware and software systems by the end of 1999; however, there can be no assurances as to the ultimate success of the program. The Company continues to assess its exposure attributable to external factors, including uncertainties regarding the ability of critical suppliers to avoid Year 2000 related service and delivery interruptions. While the Company has no reason to conclude that any specific supplier represents a significant Year 2000 risk, it is currently unable to conclude that all of its critical suppliers will successfully resolve all Year 2000 issues on a timely basis. The Company is considering various contingency plans for problems that may result from a critical supplier's inability to successfully resolve its Year 2000 issues. A "reasonably likely worst case" scenario of Year 2000 risks for the Company could include isolated interruption of deliveries from critical suppliers, increased manufacturing costs until the problems are resolved, delayed product shipments, lost revenues, lower cash receipts, and certain product liability issues. The Company is unable to quantify the potential effect of these items which could have a material adverse effect on its financial position or results of operations should some combination of these events come to pass.

Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as either assets or liabilities at estimated fair value. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

                                       18
Forward-Looking Statements

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

PART II.          OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

At the annual meeting of stockholders held on April 28, 1999, the stockholders of the company took the following action:

     1. The holders of Class A common stock and Class B common stock, voting together as a single class, elected the following three directors for terms of office expiring at the annual meeting of stockholders in the year 2002:

         Name                        For                 Withhold

         Daniel P. Burnham        950,166,851            6,097,436
         John R. Galvin           950,080,680            6,183,607
         Alfred M. Zeien          949,970,687            6,293,600

The following directors continued in office after the meeting: Ferdinand Colloredo-Mansfeld, John M. Deutch, Thomas E. Everhart, L. Dennis Kozlowski, James N. Land, Jr., Henrique de Campos Meirelles, Thomas L. Phillips, Dennis J. Picard, and Warren B. Rudman.

     2. The holders of Class A common stock and Class B common stock, voting as separate classes, rejected a stockholder proposal which recommended that the company adopt the CERES principles. The Class A vote was 5,188,591 for and 62,912,751 against, with 3,407,063 abstentions and 9,454,685 broker non-votes. The Class B vote was 10,198,882 for and 145,854,292 against, with 12,461,386 abstentions and 31,149,639 broker non-votes.

     3. The holders of Class A common stock and Class B common stock, voting as separate classes, rejected a stockholder proposal which recommended that the company prepare a comprehensive report on its foreign military sales. The Class A vote was 1,008,521 for and 67,571,915 against, with 2,927,970 abstentions and 9,454,684 broker non-votes. The Class B vote was 5,719,181 for and 148,988,263 against, with 13,807,118 abstentions and 31,149,639 broker non-votes.

     4. The holders of Class A common stock and Class B common stock, voting as separate classes, rejected a stockholder proposal which recommended that the entire Board of Directors be elected annually with at least a 70% majority of independent directors. The Class A vote was 27,152,096 for and 43,835,799 against, with 520,479 abstentions and 9,454,717 broker non-votes. The Class B vote was 76,709,831 for and 89,547,684 against, with 2,256,444 abstentions and 31,150,242 broker non-votes.

 Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 10.1    Raytheon Company 1991 Stock Plan

             Exhibit 10.2    Raytheon Company 1995 Stock Option Plan

             Exhibit 27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission)

         (b) Reports on Form 8-K

                  None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RAYTHEON COMPANY (Registrant)

                                      By:  /s/ Franklyn A. Caine
                                               Franklyn A. Caine
                                               Senior Vice President and
                                               Chief Financial Officer

                                      By:  /s/ Michele C. Heid
                                               Michele C. Heid
                                               Vice President and
                                               Corporate Controller
                                               (Chief Accounting Officer)


August 18, 1999