Form 10-Q
period 1999-10-03
RAYTHEON CO/
filed 1999-11-17
CIK 1047122

                    SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 3, 1999

/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ............
         to ...............

                         Commission File Number 1-13699

                                RAYTHEON COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                            95-1778500
(State of Jurisdiction of Incorporation  (I.R.S. Employer Identification No.)
              or Organization)

141 SPRING STREET, LEXINGTON, MASSACHUSETTS             02421
 (Address of Principal Executive Offices)            (Zip Code)


                                 (781) 862-6600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Number of shares of common stock outstanding as of October 3, 1999: 338,425,000, consisting of 100,805,000 shares of Class A common stock and 237,620,000 shares of Class B common stock.

RAYTHEON COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RAYTHEON COMPANY

BALANCE SHEETS
                                              (Unaudited)
                                             Oct. 3, 1999       Dec. 31, 1998
                                             ------------       -------------
                                                       (In millions)
ASSETS
Current assets
  Cash and cash equivalents                    $   113            $  421
  Accounts receivable, less allowance for
    doubtful accounts                              785               618
  Contracts in process                           5,520              4,842
  Inventories                                    1,866              1,711
  Deferred federal and foreign income taxes        646                809
  Prepaid expenses and other current assets        290                236
                                               -------            -------
         Total current assets                    9,220              8,637
Property, plant, and equipment, net              2,311              2,275
Goodwill, net                                   14,150             14,431
Other assets, net                                2,863              2,596
                                               -------            -------
                  Total assets                 $28,544            $27,939
                                               =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current portion
      of long-term debt                        $ 3,112            $   827
  Advance payments, less contracts in
      process                                      827                865
  Accounts payable                               1,590              2,091
  Accrued salaries and wages                       675                703
  Other accrued expenses                         1,686              2,194
                                               -------            -------
         Total current liabilities               7,890              6,680
Accrued retiree benefits and other
  long-term liabilities                          1,724              1,679
Deferred federal and foreign income taxes          624                561
Long-term debt                                   7,296              8,163
Stockholders' equity                            11,010             10,856
                                               -------            -------
                  Total liabilities and
                      stockholders' equity    $ 28,544           $ 27,939
                                              ========           ========

    The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF INCOME (Unaudited)

                                                              Three Months Ended                    Nine Months Ended
                                                          Oct. 3,           Sept. 27,           Oct. 3,          Sept. 27,
                                                           1999               1998               1999              1998
                                                        ------------       ------------       ------------      ------------
                                                                      (In millions except per share amounts)
Net sales                                                   $ 4,728           $  4,436            $14,833           $14,088
                                                        ------------       ------------       ------------      ------------
Cost of sales                                                 4,285              3,678             12,170            11,175
Administrative and selling expenses                             388                404              1,132             1,206
Research and development expenses                               115                134                361               432
                                                        ------------       ------------       ------------      ------------
Total operating expenses                                      4,788              4,216             13,663            12,813
                                                        ------------       ------------       ------------      ------------
Operating income (loss)                                         (60)               220              1,170             1,275
                                                        ------------       ------------       ------------      ------------
Interest expense, net                                           180                180                533               533
Other expense (income), net                                       3                 (7)                (2)             (109)
                                                        ------------       ------------       ------------      ------------
Non-operating expense, net                                      183                173                531               424
                                                        ------------       ------------       ------------      ------------
Income (loss) before taxes                                     (243)                47                639               851
Federal and foreign income tax
    provision (benefit)                                         (74)                36                273               356
                                                        ------------       ------------       ------------      ------------
Income (loss) before accounting change                         (169)                11                366               495

Cumulative effect of change in
    accounting principle, net of tax                             --                 --                 53                --
                                                        ------------       ------------       ------------      ------------
Net income (loss)                                           $  (169)          $     11            $   313           $   495
                                                        ============       ============       ============      ============
Earnings (loss) per share before
    accounting change
         Basic                                             $ (0.50)             $ 0.03             $ 1.09            $ 1.46
         Diluted                                           $ (0.50)             $ 0.03             $ 1.07            $ 1.45

Earnings (loss) per share
         Basic                                             $ (0.50)             $ 0.03             $ 0.93            $ 1.46
         Diluted                                           $ (0.50)             $ 0.03             $ 0.91            $ 1.45

Dividends declared per common share                        $  0.20              $ 0.20             $ 0.60            $ 0.60

    The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      Nine Months Ended
                                                                               Oct. 3, 1999            Sept. 27, 1998
                                                                               -------------           ---------------
                                                                                        (In millions)
 Cash flows from operating activities
    Net income                                                                     $    313                  $    495
    Adjustments to reconcile net income to net cash
       used in operating activities, net of the
       effect of acquisitions and divestitures
          Depreciation and amortization                                                 522                       588
          Net gain on sales of operating units and investments                          (22)                      (99)
          Increase in accounts receivable                                              (201)                      (26)
          Increase in contracts in process                                             (687)                     (464)
          Increase in inventories                                                      (321)                     (551)
          Decrease in current deferred federal and foreign
             income taxes                                                               163                       271
          (Increase) decrease in prepaid expenses and
             other current assets                                                       (61)                        9
          (Decrease) increase in advance payments                                       (37)                      217
          Decrease in accounts payable                                                 (485)                      (77)
          (Decrease) increase in accrued salaries and wages                             (25)                        7
          Decrease in other accrued expenses                                           (531)                     (510)
          Other adjustments, net                                                         37                       (19)
                                                                                   --------                  --------
Net cash used in operating activities                                                (1,335)                     (159)
Cash flows from investing activities
    Sale of financing receivables                                                       804                       620
    Origination of financing receivables                                               (941)                     (819)
    Collection of financing receivables not sold                                         67                        39
    Expenditures for property, plant, and equipment                                    (292)                     (374)
    Proceeds from sale of property, plant, and equipment                                 --                       481
    Increase in other assets                                                            (84)                      (29)
    Proceeds from sales of operating units and
       investments                                                                      244                       497
    Payment for purchase of acquired companies                                           --                       (96)
                                                                                   --------                  --------
Net cash (used in) provided by investing activities                                    (202)                      319
Cash flows from financing activities
    Dividends                                                                          (201)                     (203)
    Increase (decrease) in short-term debt                                            1,411                    (1,597)
    Increase in long-term debt                                                            6                     1,573
    Purchase of treasury shares                                                        (150)                     (186)
    Proceeds under common stock plans                                                   163                        68
                                                                                   --------                  --------
Net cash provided by (used in) financing activities                                   1,229                      (345)
                                                                                   --------                  --------
Net decrease in cash and cash equivalents                                              (308)                     (185)
Cash and cash equivalents at beginning of year                                          421                       296
                                                                                   --------                  --------
Cash and cash equivalents at end of period                                         $    113                  $    111
                                                                                   ========                  ========

    The accompanying notes are an integral part of the financial statements.

                                       5
RAYTHEON COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.       Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company (the "Company") have been prepared on substantially the same basis as the Company's annual consolidated financial statements except that the Company changed its method of reporting cash flows related to the origination and sale of financing receivables. These interim unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The information furnished has been prepared from the accounts without audit. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       Restructuring

During 1998, the Company announced plans to consolidate and reorganize its Electronics businesses. Of the $220 million restructuring charge recorded in connection with these actions, $164 million remained as an accrued liability at December 31, 1998 included as "Electronics Restructuring" in the table below. Of the $584 million of exit costs recorded in connection with the merger with Hughes Defense and the acquisition of TI Defense, $399 million remained as an accrued liability at December 31, 1998 included as "Electronics Exit Costs" in the table below. In the third quarter of 1999, the Company recorded a $35 million charge, which is included in cost of sales, for higher than originally estimated exit costs related to the Hughes Defense and TI Defense actions. The estimate for employee related exit costs increased by $27 million for higher than planned severance and other termination benefit costs. The estimate for facility related exit costs increased by $8 million for additional lease termination costs expected to be incurred. In addition, the Company accrued $12 million of exit costs as liabilities assumed in connection with a minor acquisition.

The Company also recorded a $102 million restructuring charge in the third quarter of 1999, which is included in cost of sales, to further reduce the workforce by 2,200 employees and vacate and dispose of an additional 2.7 million square feet of facility space. These third quarter 1999 actions are primarily related to Raytheon Systems Company (RSC). Employee related exit costs of $55 million include severance and other termination benefit costs for manufacturing, engineering, and administrative employees. Facility related exit costs of $47 million include the costs for lease termination, building closure and disposal, and equipment disposition.

During 1998, the Company announced plans to reduce the Raytheon Engineers & Constructors (RE&C) workforce and facility space. The Company will essentially complete these actions during 1999 for $10 million less than planned due to lower facility exit costs. In the second quarter of 1999, the Company implemented additional restructuring plans to further reduce the RE&C workforce by 200 employees at a cost of $10 million. The Company also recorded a restructuring charge of $10 million in the third quarter of 1999, which is included in cost of sales, to reduce the workforce by another 150 employees. The workforce affected by the 1999 restructuring actions were engineering and administrative employees.

During the first nine months of 1999, the Company's activity related to the restructuring initiatives at the Electronics businesses and RE&C was as follows:

                                                                 Electronics     Electronics       RE&C
                                                                 Exit Costs     Restructuring   Restructuring
                                                                 ------------   -------------   -------------
                                                                      (In millions except employee data)
Accrued liability at December 31, 1998                              $   399        $   164         $    66

Charges and liabilities accrued
       Severance and other employee related costs                        33             55              20
       Facility closure and related costs                                14             47             (10)
                                                                    -------        -------         -------
                                                                         47            102              10
Costs incurred
       Severance and other employee related costs                        84             24              38
       Facility closure and related costs                               159             31              10
                                                                    -------        -------         -------
                                                                        243             55              48

Accrued liability at October 3, 1999                                $   203        $   211         $    28

Cash expenditures                                                   $   243        $    55         $    48

Number of employee terminations due to
  restructuring actions during the first nine
  months of 1999                                                      2,400            600             400
                                                                    -------        -------         -------
Number of square feet exited due to
  restructuring actions during the first nine
  months of 1999                                                        1.1            0.5             0.1
                                                                    -------        -------         -------

The Company also incurred $166 million of period costs and capital expenditures during the nine months ended October 3, 1999 related to the Electronics businesses restructuring initiatives.

The cumulative number of employee terminations due to restructuring actions for Electronics exit costs, Electronics restructuring, and RE&C restructuring was 6,000, 3,600, and 1,700, respectively. The cumulative number of square feet exited due to restructuring actions for Electronics exit costs, Electronics restructuring, and RE&C restructuring was 3.5 million, 1.4 million, and 1.0 million, respectively.

3.       Business Segment Reporting

The Company operates in three major business areas: Electronics, (both defense and commercial), Engineering and Construction, and Aircraft. In the first quarter of 1999, the Company completed a reorganization of certain business segments within Total Electronics to better align the operations with customer needs. Prior year segment results have been restated to reflect this change. Segment financial results were as follows:


                                                                  Net Sales                      Operating Income (Loss)
                                                              Three Months Ended                   Three Months Ended
                                                            Oct. 3,          Sept. 27,          Oct. 3,           Sept. 27,
                                                             1999              1998              1999               1998
                                                        -------------      ------------      ------------      --------------
                                                                                   (In millions)
Defense Systems                                            $  1,242           $  1,145          $     62          $     249
Sensors and Electronic Systems                                  721                828                39                129
Command, Control, Communication, and
    Information Systems                                         799                841                (8)                94
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                                                   653                804              (101)                18
                                                           --------           --------          --------          ---------
Total Electronics                                             3,415              3,618                (8)               490
Engineering and Construction                                    659                246              (115)              (338)
Aircraft                                                        654                572                63                 68
                                                           --------           --------          --------          ---------
Total                                                      $  4,728           $  4,436          $    (60)         $     220
                                                           =========          ========          ========          =========

                                                                  Net Sales                   Operating Income (Loss)
                                                              Nine Months Ended                  Nine Months Ended
                                                          Oct. 3,           Sept. 27,         Oct. 3,          Sept. 27,
                                                           1999               1998             1999              1998
                                                        ------------       ------------    ------------      -------------
                                                                                   (In millions)
Defense Systems                                            $  3,900         $  3,595         $    516           $    621
Sensors and Electronic Systems                                2,106            2,225              273                359
Command, Control, Communication, and
    Information Systems                                       2,655            2,614              229                240
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                                                 2,286            2,576               47                154
                                                           --------         --------         --------           --------
Total Electronics                                            10,947           11,010            1,065              1,374
Engineering and Construction                                  2,001            1,408              (65)              (275)
Aircraft                                                      1,885            1,670              170                176
                                                           --------         --------         --------           --------
Total                                                      $ 14,833         $ 14,088         $  1,170           $  1,275
                                                           ========         ========         ========           ========

                                       10
                                                      Identifiable Assets
                                                Oct. 3, 1999     Dec. 31, 1998
                                             ---------------  -----------------
                                                        (In millions)

Defense Systems                                 $   2,491        $   2,286
Sensors and Electronic Systems                      2,034            1,823
Command, Control, Communication, and
    Information Systems                             1,594            1,624
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                                       2,044            1,993
Unallocated Electronics Items                      13,132           13,067
                                                ---------        ---------
Total Electronics                                  21,295           20,793
Engineering and Construction                        1,637            1,478
Aircraft                                            2,931            2,356
Corporate                                           2,681            3,312
                                                ---------        ---------
Total                                           $  28,544        $  27,939
                                                =========        =========

Identifiable assets included in Unallocated Electronics Items primarily consist of goodwill. While these assets have not been allocated to the segments, the associated income statement impact, including goodwill amortization, has been included in the determination of the Electronics businesses operating income
(loss).

4.       Inventories

Inventories consisted of the following:

                                              Oct. 3, 1999      Dec. 31, 1998
                                              ------------      -------------
                                                      (In millions)

Finished goods                                  $  241             $  317
Work in process                                  1,207              1,037
Materials and purchased parts                      564                507
Excess of current cost over LIFO values           (146)              (150)
                                                ------             ------
         Total inventories                      $1,866             $1,711
                                                ======             ======

5.       Special Purpose Entities

In connection with the sales of receivables, the following special purpose entities were in existence at October 3, 1999, Raytheon Receivables, Inc., Raytheon Aircraft Receivables Corporation, and Raytheon Engineers & Constructors Receivables Corporation. The balance of receivables sold to banks or financial institutions outstanding at October 3, 1999 was $2,882 million. No material gain or loss resulted from the sales of receivables.

6.       Notes Payable and Long-term Debt

Lines of credit with certain commercial banks exist as standby facilities to support the issuance of commercial paper by the Company. The lines of credit were $4.1 billion and $4.4 billion at October 3, 1999 and December 31, 1998, respectively. At October 3, 1999 and December 31, 1998, there were no borrowings under these lines of credit. Subsequent to the end of the quarter, over $2 billion had been borrowed under the lines of credit.

Subsequent to the end of the quarter, the Company's most restrictive covenant was amended. The new covenant requires that earnings before interest and taxes be at least 2.4 times net interest expense for the prior four quarters.

7.       Commitments and Contingencies

During October and November 1999, the Company and two of its officers were named as defendants in class action lawsuits. The complaints principally allege that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance, thereby causing the value of the Company's stock to be artificially inflated. The Company was also named as a nominal defendant and all of its directors (except one) were named as defendants in a derivative lawsuit. The derivative complaint contains allegations similar to those included in the above complaints and further alleges that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in both the derivative complaint and the other complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse affect on the Company's financial position or results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

The Company merged with Hughes Defense in December 1997. Pursuant to the terms of the Master Separation Agreement (the "Separation Agreement"), which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. Based on terms and conditions of the Separation Agreement, the Company believes that it is entitled to a reduction in the purchase price, a position that Hughes Electronics disputes. The Company and Hughes Electronics have begun the process of negotiating a possible resolution of this matter. If the matter is not successfully resolved through negotiation, the Separation Agreement provides for binding arbitration. Concurrent with the negotiations, the parties have held initial discussions regarding the selection of a neutral arbitrator. Accordingly, while the Company expects a reduction in purchase price from the original terms of the agreement, the amount, timing, and effect on the Company's financial position are uncertain. As a result of this uncertainty, no amounts have been recorded in the financial statements related to this gain contingency.

In September 1999, the Company sent Hughes Electronics a demand for mediation pursuant to the alternative dispute resolution process set forth in the Master Separation Agreement in connection with a separate claim against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics to the Company prior to the merger.

In November 1999, the Company filed a complaint against Towers, Perrin, Forster & Crosby (TPF&C). The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and errors committed by TPF&C in providing administration services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial.

8.       Stockholders' Equity

Stockholders' equity consisted of the following:

                                              Oct. 3, 1999    Dec. 31, 1998
                                              ------------    -------------
                                                     (In millions)

Preferred stock, no outstanding shares        $     --         $     --
Class A common stock, outstanding shares             1                1
Class B common stock, outstanding shares             2                2
Additional paid-in capital                       6,466            6,272
Accumulated other comprehensive income             (47)             (50)
Treasury stock                                    (412)            (257)
Retained earnings                                5,000            4,888
                                              --------         --------
         Total stockholders' equity           $ 11,010         $ 10,856
                                              ========         ========

Common stock outstanding                         338.4            336.8
                                             =========         ========

During the first nine months of 1999, outstanding shares were increased by 4.2 million shares due to stock-based compensation plan activity offset by the repurchase of 2.6 million shares.

Share information used to calculate earnings per share (EPS) is as follows:

                                       Three Months Ended   Nine Months Ended
                                       Oct. 3,  Sept. 27,   Oct. 3,   Sept. 27,
                                        1999      1998       1999       1998
                                       -------  ---------   -------   ---------
                                                  (In thousands)

Average common shares outstanding
     for basic EPS                    338,022    337,789     337,087    338,235
Dilutive effect of stock plans            --       3,694       5,289      4,223
                                      -------    -------     -------    -------
Average common shares outstanding
     fordiluted EPS                   338,022    341,483     342,376    342,458
                                      =======    =======     =======    =======


Average common shares outstanding for diluted EPS for the three months ended October 3, 1999 does not include options to purchase 18.6 million shares of common stock since their inclusion would have an antidilutive effect on EPS. Options to purchase 6.5 million and 9.8 million shares of common stock for the three months ended October 3, 1999 and September 27, 1998, respectively, and options to purchase 6.5 million and 6.8 million shares of common stock for the nine months ended October 3, 1999 and September 27, 1998, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company's common stock during the respective periods.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The computation of comprehensive income is as follows:


                                      Three Months Ended    Nine Months Ended
                                      Oct. 3,  Sept. 27,    Oct. 3,  Sept. 27,
                                       1999      1998        1999       1998
                                      -------  ---------   -------   ---------
                                                 (In millions)

Net income (loss)                     $ (169)   $  11      $  313    $   495
Other comprehensive income (loss)          2       (5)          3        (26)
                                      ------    -----      ------    -------
Total comprehensive income (loss)     $ (167)   $   6      $  316    $   469
                                      ======    =====      ======    =======

9.       Change in Accounting Principle

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

10.      Subsequent Events

In  October  1999,  the  Company   reached  an  agreement  to  sell  its  hybrid
microlectronics division for approximately $23 million in cash. There can be no assurance that the sale will be consummated.

In keeping with the Company's on-going consolidation effort and to further simplify its organizational structure, in November 1999, the Company announced a reorganization of its electronics businesses. Under the new structure, RSC will be eliminated and the Defense Systems and Sensors and Electronics Systems segments will be combined.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations - Third quarter 1999 compared with third quarter 1998

Net sales for the third quarter of 1999 were $4.7 billion versus $4.4 billion for the same period in 1998. Sales to the U.S. Department of Defense were 54 percent of sales for the third quarter of 1999 versus 60 percent of sales for the third quarter of 1998. Total third quarter 1999 and 1998 sales to the U.S. government, including foreign military sales, were 62 percent and 71 percent of sales, respectively. Sales to the U.S. Department of Defense and U.S. government decreased due primarily to revenue reductions associated with the Raytheon Systems Company (RSC) 1999 third quarter charges described below. Total international sales, including foreign military sales, were 25 percent of sales for the third quarter of 1999 versus 21 percent of sales for the third quarter of 1998. International sales were lower in the third quarter of 1998 due primarily to the Raytheon Engineers & Constructors (RE&C) 1998 third quarter charges described below.

Gross margin for the third quarter of 1999 was $443 million or 9.4 percent of sales versus $758 million or 17.1 percent of sales for the third quarter of 1998. The decrease in gross margin was primarily attributable to the 1999 and 1998 third quarter charges described below.

Administrative and selling expenses were $388 million or 8.2 percent of sales for the third quarter of 1999 versus $404 million or 9.1 percent of sales for the third quarter of 1998. The decrease in administrative and selling expenses as a percent of sales was primarily attributable to the $42 million 1998 third quarter charges.

Research and development expenses decreased to $115 million or 2.4 percent of sales for the third quarter of 1999 versus $134 million or 3.0 percent of sales for the third quarter of 1998. The decrease in research and development expenses was due primarily to the elimination of duplicate research and development processes within RSC.

During the third quarter of 1999, the Company recorded $147 million for restructuring charges for additional employment and facility space reductions, $58 million of restructuring related period expenses, $74 million in special charges as detailed below, and $320 million in operating charges related primarily to contract adjustments on three contracts at RSC and four contracts at RE&C as detailed below. The impact of the third quarter 1999 charges was a reduction in net sales of $200 million, and increases to cost of sales, administrative and selling expenses, and other expense of $375 million, $10 million, and $14 million, respectively. In the third quarter of 1998, the Company recorded charges of $310 million as a reduction in net sales, and increases to cost of sales and administrative and selling expenses of $85 million and $42 million, respectively.

The $320 million in operating charges consisted of $195 million at RSC and $125 million at RE&C. Of the $195 million RSC charges, approximately $130 million related to changes in estimates on three contracts. Two are fixed price U.S. government contracts that were in loss positions. One was expected to begin to realize certain efficiencies that have not materialized. The other recently completed the development phase at higher than expected costs resulting in a higher loss than originally anticipated, therefore, additional loss provisions were recorded. The third is a fixed price commercial program in a new line of business. The cost of this program is running higher than the initial projections, therefore a loss provision was recorded. The $125 million RE&C charge related to four troubled international fixed price contracts in loss positions that are experiencing schedule delays and cost overruns due to labor difficulties and subcontractor performance.

The special charges of $74 million recorded during the third quarter of 1999 were to write down to estimated fair value certain assets. The Company recorded a $35 million charge to write down its minority investment and receivables related to Iridium LLC which filed for Chapter 11 protection from creditors on August 13, 1999, of which $14 million was included in other expense. The Company also recorded an additional $33 million charge to further write down inventory and receivables related to a Korean business venture and a $6 million charge to exit the personal rapid transit (PRT) business, including the costs to dispose of a test track. As of October 3, 1999, the remaining assets related to the Korean business venture were approximately $10 million.

The charges by segment recorded against operating income are outlined below:

                                              Operating        Special
                                          ------------------  ----------
                                Restruc-  Facilities Program    Asset
                                turing     Actions   Related  Write-offs  Total
                                -------   ---------- -------  ---------- ------

Defense Systems                 $ 53       $ 39       $ 37                $129
Sensors and Electronic
  Systems                         57         17         17                  91
Command, Control,
  Communication, and
  Information Systems             15          2         35       $ 21       73
Aircraft Integration Systems,
  Training and Services,
  Commercial Electronics,
  and Other                       12         --        106         39      157
                                ----       ----       ----       ----    -----
Total Electronics                137         58        195         60      450
Engineering and Construction      10         --        125         --      135
Aircraft                          --         --         --         --       --
                                ----       ----       ----       ----     ----
Total                           $147       $ 58       $320       $ 60     $585
                                ====       ====       ====       ====     ====


The Company's operating loss was $60 million for the third quarter of 1999 versus operating income of $220 million for the third quarter of 1998. The changes in operating income (loss) by segment are discussed below.

Interest expense, net was $180 million for both the third quarter of 1999 and 1998.

Other expense, net for the third quarter of 1999 was $3 million, which included a $14 million charge for the write-off of the Company's investment in Iridium, versus other income, net of $7 million for the third quarter of 1998.

The Company's net loss was $169 million for the third quarter of 1999, or a loss of $0.50 per diluted share on 338.0 million average shares outstanding versus net income of $11 million for the third quarter of 1998, or $0.03 per diluted share on 341.5 million average shares outstanding.

Total employment was approximately 106,600 at October 3, 1999, approximately 108,200 at December 31, 1998, and approximately 114,800 at September 27, 1998. The decreases are primarily a result of the continuing restructuring initiatives at RSC and RE&C, offset by the recruitment of employees for critical technical skills.

The Electronics businesses reported third quarter 1999 sales of $3.4 billion, a decrease from $3.6 billion for the same period a year ago. The operating loss was $8 million versus operating income of $490 million or 13.5 percent of sales for the same period a year ago. The Company expects the 2000 annual revenue growth to approximate 3 percent and operating margin to approximate 11.5 to 12.0 percent. The major changes in sales and operating income within the Electronics businesses are described below.

During 1998, the Company announced plans to consolidate and reorganize its Electronics businesses. Due to the competitive business environment, the Company continues to try to reduce its cost structure. In light of this, the Company recorded a restructuring charge in the third quarter of 1999 of $102 million to further reduce the workforce by 2,200 employees and vacate and dispose of additional facility space. In the third quarter of 1999, the Company recorded a $35 million charge, which is included in cost of sales, for higher than originally estimated exit costs related to the merger with Hughes Defense and the acquisition of TI Defense.

Defense Systems reported third quarter 1999 sales of $1.2 billion, an increase from $1.1 billion for the same period a year ago. Operating income was $62 million for the third quarter of 1999 versus $249 million for the third quarter of 1998. The decrease in operating income was primarily due to the third quarter 1999 charges and higher margin programs included in the prior year which are not expected to be replaced due to competitive pressures.

Sensors and Electronic Systems reported sales of $721 million in the third quarter of 1999, compared to $828 million for the third quarter of 1998. Operating income decreased to $39 million for the third quarter of 1999 from $129 million for the same period a year ago. The decrease in operating income was primarily due to the third quarter 1999 charges.

Command, Control, Communication, and Information Systems reported sales for the third quarter of 1999 of $799 million compared to sales of $841 million for the third quarter of 1998. The operating loss for the third quarter of 1999 was $8 million versus operating income of $94 million for the same period a year ago. The decrease in operating income was primarily due to third quarter 1999 charges and higher margin programs included in the prior year.

Aircraft Integration Systems, Training and Services, Commercial Electronics, and Other reported sales of $653 million for the third quarter of 1999 versus $804 million for the third quarter of 1998. The operating loss of $101 million for the third quarter of 1999 compared to operating income of $18 million for the same period of 1998. The decrease in operating income was primarily due to the third quarter charges, the divestiture of Cedarapids in the third quarter of 1999, and higher margin programs completed in the prior year.

RE&C reported a third quarter 1999 operating loss of $115 million on sales of $659 million, compared to a third quarter 1998 operating loss of $338 million on sales of $246 million. During the third quarter of 1999 and 1998, the Company recorded charges at RE&C of $135 million and $354 million, respectively, of which $21 million and $310 million were recorded as a reduction in net sales for the third quarter of 1999 and 1998, respectively. Project delays, cancellations, and cost growth contributed to the erosion in operating margins. The Company expects that the difficulties encountered during the first nine months of 1999 will continue into the foreseeable future.

During 1998, the Company announced plans to reduce the RE&C workforce and facility space. The Company will essentially complete these actions during 1999 for $10 million less than planned due to lower facility exit costs. In the second quarter of 1999, the Company implemented additional restructuring plans to further reduce the RE&C workforce by 200 employees at a cost of $10 million. The Company also recorded a restructuring charge of $10 million in the third quarter of 1999, which is included in cost of sales, to reduce the workforce by another 150 employees. The workforce affected by the 1999 restructuring actions were engineering and administrative employees.

Raytheon Aircraft reported third quarter 1999 sales of $654 million versus $572 million for the same period a year ago and operating income of $63 million or
9.6 percent of sales versus $68 million or 11.9 percent of sales for the same period a year ago. The increase in sales is due to increased demand for the King Air and Hawker aircraft. The decline in operating margin as a percent of sales was due to increased development and start-up costs for the Premier I, Hawker Horizon, and JPATS aircraft.

Nine months 1999 versus nine months 1998

Net sales for the first nine months of 1999 were $14.8  billion,  an increase of
5.3 percent versus $14.1 billion for the same period in 1998. Sales to the U.S. Department of Defense were 54 percent of sales for the first nine months of 1999 versus 57 percent of sales for the first nine months of 1998. Total sales to the U.S. government during the first nine months of 1999 and 1998, including foreign military sales, were 63 percent and 68 percent of sales, respectively. Total international sales, including foreign military sales, were 27 percent of sales for the first nine months of 1999 versus 24 percent of sales for the same period in 1998.

Gross margin for the first nine months of 1999 was $2,663 million or 18.0 percent of sales versus $2,913 million or 20.7 percent of sales for the first nine months of 1998. The decrease in gross margin was primarily attributable to the charges described below.

Administrative and selling expenses were $1,132 million or 7.6 percent of sales for the first nine months of 1999 versus $1,206 million or 8.6 percent of sales for the first nine months of 1998. The decrease in administrative and selling expenses was primarily attributable to the $126 million 1998 charges.

Research and development expenses decreased to $361 million or 2.4 percent of sales for the first nine months of 1999 from $432 million or 3.1 percent of sales for the first nine months of 1998. The decrease in research and development expenses was due primarily to the elimination of duplicate research and development processes within RSC.

During the third quarter of 1999, the Company recorded $147 million of restructuring charges for additional employment and facility space reductions, $58 million of restructuring related period expenses, $74 million in special charges to write down certain assets to estimated fair value, and $320 million in operating charges related primarily to contract adjustments. The impact of the third quarter 1999 charges was a reduction in net sales of $200 million, and increases to cost of sales, administrative and selling expenses, and other expense of $375 million, $10 million, and $14 million, respectively. In the second and third quarter of 1998, the Company recorded charges of $310 million as a reduction in net sales, and increases to cost of sales and administrative and selling expenses of $85 million and $126 million, respectively.

Operating income was $1,170 million or 7.9 percent of sales for the first nine months of 1999 versus $1,275 million or 9.1 percent of sales for the first nine months of 1998. The changes in operating income by segment are discussed below.

Interest expense, net was $533 million for both the first nine months of 1999 and 1998.

Other income, net for the first nine months of 1999 was $2 million versus $109 million for the first nine months of 1998, which included a $99 million pretax gain from divestitures.

The effective tax rate was 42.7 percent for the first nine months of 1999 versus
41.8 percent for the first nine months of 1998. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill.

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

Income before accounting change was $366 million for the first nine months of 1999, or $1.07 per diluted share on 342.4 million average shares outstanding versus net income of $495 million for the first nine months of 1998, or $1.45 per diluted share on 342.5 million average shares outstanding. Net income for the first nine months of 1999 was $313 million, or $0.91 per diluted share.

The Electronics businesses reported sales for the first nine months of 1999 of $10.9 billion versus $11.0 billion for the same period a year ago and operating income of $1,065 million or 9.7 percent of sales compared with $1,374 million or
12.5 percent of sales for the same period a year ago. During the third quarter of 1999, the Company recorded charges by segment as outlined above. During the second and third quarter of 1998, the Company recorded charges of $8 million at Command, Control, Communication, and Information Systems and $159 million at Aircraft Integration Systems, Training and Services, Commercial Electronics, and Other. The major changes in sales and operating income within the Electronics businesses are described below.

Defense Systems reported sales for the first nine months of 1999 of $3.9 billion, an increase from $3.6 billion for the same period a year ago. Operating income decreased to $516 million for the first nine months of 1999 from $621 million for the first nine months of 1998 primarily due to 1999 third quarter charges.

Sensors and Electronic Systems reported sales of $2.1 billion for the first nine months of 1999 versus $2.2 billion for the first nine months of 1998. Operating income was $273 million for the first nine months of 1999 versus $359 million for the same period a year ago. The decrease in operating income is primarily due to the 1999 third quarter charges.

Command, Control, Communication, and Information Systems reported sales of $2.7 billion for the first nine months of 1999 versus $2.6 billion for the first nine months of 1998. Operating income was $229 million for the first nine months of 1999 compared to $240 million for the same period of 1998.

Aircraft Integration Systems, Training and Services, Commercial Electronics, and Other reported sales of $2.3 billion for the first nine months of 1999, down from $2.6 billion for the first nine months of 1998. Operating income was $47 million compared to $154 million for the same period a year ago. The decrease in operating income from prior year is primarily due to higher margin programs completed in the prior year.

RE&C reported sales of $2.0 billion during the first nine months of 1999 versus $1.4 billion for the same period a year ago and an operating loss of $65 million compared with an operating loss of $275 million for the same period a year ago. During the third quarter of 1999 and 1998, the Company recorded charges at RE&C of $135 million and $354 million, respectively, of which $21 million and $310 million were recorded as a reduction in net sales for the third quarter of 1999 and 1998, respectively.

Raytheon Aircraft reported sales of $1.9 billion for the first nine months of 1999 versus $1.7 billion for the same period a year ago and operating income of $170 million or 9.0 percent of sales, compared to $176 million or 10.5 percent of sales for the same period a year ago. The increase in sales is due to increased demand for the King Air and Hawker aircraft. The decline in operating income as a percent of sales was due to increased development and start-up costs for the Premier I, Hawker Horizon, and JPATS aircraft. Also contributing to the decrease in operating income as a percent of sales was the divestiture of the Raytheon Aircraft Montek subsidiary in the fourth quarter of 1998.

Backlog consisted of the following:

                                  Oct. 3,      Dec. 31,     Sept. 27,
                                   1999          1998         1998
                                  -------      --------     ---------
                                             (In millions)

Electronics                      $18,433       $17,648      $15,996
Engineering and Construction       2,990         3,888        3,712
Aircraft                           3,319         2,133        2,358
                                 -------       -------      -------
Total backlog                    $24,742       $23,669      $22,066
                                 =======       =======      =======
U.S. government backlog
    included above               $14,485       $14,622      $14,135
                                 =======       =======      =======

Backlog is down at Engineering and Construction primarily due to the delays in the timing of orders. Backlog at Aircraft is up because of additional orders received for the Premier I and Hawker Horizon aircraft.

The Company has an investment in Space Imaging LLC, (limited liability company) created to take advantage of opportunities in the geographical information services market. The Company has guaranteed 45 percent of Space Imaging's $300 million revolving credit facility. At October 3, 1999, the Company's investment in and other assets related to Space Imaging totaled $73 million.

Financial Condition and Liquidity

Net cash used in operating activities for the first nine months of 1999 was $1,335 million versus $159 million for the first nine months of 1998. The increase was due principally to increased working capital requirements in the Electronics businesses, costs associated with restructuring activities, increased spending on certain troubled contracts at RSC and RE&C, timing of disbursements related to accounts payable, and an increase in inventory at Raytheon Aircraft. During the first nine months of 1999, the Company incurred $512 million of restructuring-related expenditures at RSC and RE&C combined, compared to $119 million during the same period a year ago.

During the second quarter of 1999, the Company changed its method of reporting cash flows related to the origination and sale of financing receivables which are now classified as cash flows from investing activities. Prior to the change, these amounts were classified as cash flows from operating activities.

Net cash used in investing activities was $202 million for the first nine months of 1999 versus cash provided of $319 million for the first nine months of 1998. Origination and sale of financing receivables for the nine months ended October 3, 1999 were $941 million and $804 million, respectively, versus origination and sale of financing receivables for the nine months ended September 27, 1998 of $819 million and $620 million, respectively. Capital expenditures were $292 million for the first nine months of 1999 versus $374 million for the first nine months of 1998. Capital expenditures, including facilities consolidation, for the full year 1999 are expected to be approximately $450 million. Proceeds from the sales of operating units and investments were $244 million for the first nine months of 1999 versus $497 million for the first nine months of 1998. In September of 1998, the Company entered into a $490 million property sale and five-year operating lease facility. Proceeds of $481 million from the facility were received in September 1998.

The Company merged with Hughes Defense in December 1997. Pursuant to the terms of the Master Separation Agreement (the "Separation Agreement"), which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. Based on terms and conditions of the Separation Agreement, the Company believes that it is entitled to a reduction in the purchase price, a position that Hughes Electronics disputes. The Company and Hughes Electronics have begun the process of negotiating a possible resolution of this matter. If the matter is not successfully resolved through negotiation, the Separation Agreement provides for binding arbitration. Concurrent with the negotiations, the parties have held initial discussions regarding the selection of a neutral arbitrator. Accordingly, while the Company expects a reduction in purchase price from the original terms of the agreement, the amount, timing, and effect on the Company's financial position are uncertain. As a result of this uncertainty, no amounts have been recorded in the financial statements related to this gain contingency.

In September 1999, the Company sent Hughes Electronics a demand for mediation pursuant to the alternative dispute resolution process set forth in the Master Separation Agreement in connection with a separate claim against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics to the Company prior to the merger.

In November 1999, the Company filed a complaint against Towers, Perrin, Forster & Crosby ("TPF&C"). The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and errors committed by TPF&C in providing administration services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial.

See also Part II, Item 1 below for a description of pending legal matters that could have a material adverse effect on the Company's financial position or results of operations.

Net cash provided by financing activities was $1,229 million for the first nine months of 1999 versus net cash used of $345 million for the first nine months of 1998. Dividends paid to stockholders in the first nine months of 1999 were $201 million versus $203 million in the first nine months of 1998. The quarterly dividend rate was $0.20 per share for the first three quarters of both 1999 and 1998. Outstanding shares were reduced by the repurchase of 2.6 million shares for $150 million during the first nine months of 1999 and 3.5 million shares for $186 million during the same period a year ago. In March 1999, the Board of Directors authorized the repurchase of up to six million shares of the Company's Class A and Class B common stock over the next three years.

Total debt was $10.4 billion at October 3, 1999, compared to $9.0 billion at December 31, 1998, and $10.0 billion at September 27, 1998.

In July 1999, the Company filed a shelf registration with the Securities and Exchange Commission registering the possible future issuance of up to $3.0 billion in debt and/or equity securities. This filing is not yet effective.

Subsequent to the end of the quarter, Standard and Poor's lowered its rating of the Company's short-term borrowings from A-2 to A-3 and senior debt from BBB to BBB-, Duff & Phelps lowered its rating for short-term borrowings from D-2 to D-3 and from BBB+ to BBB- for senior debt. Moody's maintained its short-term rating at P-2 but lowered its ratings of the Company's senior debt from Baa1 to Baa2.

Lines of credit with certain commercial banks exist as standby facilities to support the issuance of commercial paper by the Company. The lines of credit were $4.1 billion and $4.4 billion at October 3, 1999 and December 31, 1998, respectively. At October 3, 1999 and December 31, 1998, there were no borrowings under these lines of credit. Subsequent to the end of the quarter, the Company has borrowed over $2 billion against the lines of credit due to the anticipated lower market capacity for the Company's commercial paper as a result of the downgrade in its short-term credit ratings.

Subsequent to the end of the quarter, the Company's most restrictive covenant was amended. The new covenant requires that earnings before interest and taxes are at least 2.4 times net interest expense for the prior four quarters.

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

The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial banks primarily to reduce the impact of changes in interest rates on short-term financing arrangements. The Company also enters into foreign exchange contracts with commercial banks to minimize fluctuations in the value of payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. The Company sells receivables through various special purpose entities and retains a partial interest that may include service rights, interest only strips, and subordinated certificates.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, commercial paper, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at October 3, 1999 which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent is $1 million, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a one year increase of 10 percent in the interest rate of each variable rate financial instrument held by the Company at October 3, 1999 which is subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

Year 2000 Date Conversion

The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000.

In January 1998, the Company initiated a formal comprehensive enterprise-wide program to identify and resolve Year 2000 related issues. The scope of the program includes the investigation of all Company functions and products and all internally used hardware and software systems, including embedded systems in what are not traditionally considered information technology systems. The program has developed standard processes and an internal service center in support of Year 2000 readiness. The Company is following an eight-step risk management process grouped into two major phases, detection (planning and awareness, inventory, triage, and detailed assessment) and correction (resolution, test planning, test execution, and deployment).

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

The detection phase of the program, which covered all eight system types, has been completed and the tasks in the corrective action phase to resolve all identified Year 2000 issues for internally used hardware and software systems are essentially complete. On the basis of expected total cost, the corrective action phase is 94 percent complete. A significant portion of the remaining costs are for the finalization and documentation of contingency plans to augment existing disaster recovery plans and sourcing strategies for identified risks. The Company expects to complete these activities during the fourth quarter of 1999. The Company continues to execute a formal audit program to assess its state of readiness. The Company is also assessing the risk of supplier readiness, and in selected cases is reviewing the preparedness of individual suppliers for Year 2000.

Since January 1998, the Company has spent $114 million on the Year 2000 program, $20 million on the detection phase, and $94 million on the corrective action phase. Prior to 1998, expenditures on the program were insignificant. Total cost at completion of the program is currently estimated to be $120 million. Of the total $120 million estimated costs, $20 million relates to the detection phase and $100 million is for correction. All costs, except those incurred for long-lived assets, are expensed as incurred. These costs include employees, inside and outside consultants and services, system replacements, and other equipment requirements. Total estimated costs of the Year 2000 program are predominantly internal; however, the Company has employed consultants in an advisory capacity, primarily in the detection phase. Although a number of minor information technology projects have been deferred as a result of the priority given to the Year 2000 program, no significant projects which would materially affect the Company's financial position or results of operations have been delayed.

The Company currently believes it has resolved all identified Year 2000 issues for delivered products and internally used hardware and software systems; however, there can be no assurances as to the ultimate success of the Year 2000 program. The Company continues to assess its exposure attributable to external factors, including uncertainties regarding the ability of critical suppliers to avoid Year 2000 related service and delivery interruptions. While the Company has no reason to conclude that any specific supplier represents a significant Year 2000 risk, it is currently unable to conclude that all of its critical suppliers will successfully resolve all Year 2000 issues on a timely basis. The Company has various contingency plans in place for problems that may result from a critical supplier's inability to successfully resolve its Year 2000 issues. A "reasonably likely worst case" scenario of Year 2000 risks for the
Company could include isolated interruption of deliveries from critical suppliers, increased manufacturing costs until the problems are resolved, delayed product shipments, lost revenues, lower cash receipts, and certain product liability issues. The Company is unable to quantify the potential effect of these items which could have a material adverse effect on its financial position or results of operations should some combination of these events come to pass.

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

Forward-Looking Statements

Certain statements made in this report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act, regarding the Company's future plans, objectives and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "anticipate," "estimate," "intend," or "plan" are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide-range of risks, and there can be no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include but are not limited to: differences in anticipated and actual program results, the ultimate resolution of the contingencies discussed in Note 7 to the Financial Statements (Unaudited) included in Part I, Item 1 above and the legal matters discussed in Part II,
Item 1 below, the ability to realize anticipated cost efficiencies, the effect of market conditions, the impact of competitive products and pricing, potential cost growth on new product introductions at Raytheon Aircraft, the impact on recourse obligations of Raytheon Aircraft due to changes in the collateral values of financed aircraft, risks inherent with large long-term fixed price contracts, government customers' budgetary constraints, the successful resolution of Year 2000 related issues, government import and export policies, termination of government contracts, financial and governmental risks related to international transactions, and the integration of acquisitions, among other things. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in the Company's reports filed with the Securities and Exchange Commission, including "Item 1-Business" in Raytheon's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as specifically described below, in the Company's 1998 Annual Report on Form 10-K, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated below, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company's results of operations or financial position.

The Company is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Company. For the U.S. Government investigations reported, it is too early for the Company to determine whether adverse decisions relating to these investigations could ultimately have a material adverse effect on its results of operations or financial condition.

The following describes new matters or developments of previously reported matters that have occurred since filing of the Company's 1998 Annual Report on Form 10-K. See the "Legal Proceedings" section of the Company's 1998 Annual Report on Form 10-K for a description of previously reported matters.

The Company and two of its officers were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts on October 14, 1999 by Merrill Roth (No. 99-12143NG), on October 15, 1999 by Robert Johnson (No. 99-12146PBS) and Jeffrey Gelfand (No. 99-121954JLT), on October 18, 1999 by Sidney Meisel (No. 99-12142PBS) and A. Richard Albrecht (No. 99-12178PBS), on October 19, 1999 by Barbara Rice (No. 99-12185NG), on October 26, 1999 by David DeForrest (No. 99-12222PBS) and Maureen Rocks (No. 99-12225PBS), on November 3, 1999 by Deborah Isaac (99-12297PBS) and on November 8, 1999 by Jay Fleishman (No. 99-12339PBS); in the United States District Court for the Southern District of New York on October 25, 1999 by Raymond Masri (No. 99-10789); and in the United States District Court for the District of Maryland on October 21, 1999 by Edwin Hankin (No. S-99-3211) (collectively the "Complaints"). The Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning the Company's financial performance, thereby allegedly causing the value of the Company's stock to be artificially inflated. The purported class periods for which damages are allegedly sought include March 30, 1998 to October 11, 1999 for the Rocks and Isaac actions; January 28, 1999 to October 12, 1999 for the Roth, Rice, Masri and Hankin actions; August 18, 1999 to October 11, 1999 for the Johnson, Gelfand, Albrecht, DeForrest and Fleishman actions; and September 16, 1999 to October 11, 1999 for the Meisel action. The Company anticipates that the Complaints may be consolidated in the near future, and that additional related actions may be filed.

The Company was also named as a nominal defendant and all of its directors (except one) were named as defendants in a purported derivative lawsuit filed in the Court of Chancery of the State of Delaware in and for New Castle County on October 25, 1999 by Ralph Mirarchi and others (No. 17495-NC) (the "Derivative Complaint"). The Derivative Complaint contains allegations similar to those included in the Complaints and further alleges that the defendants purportedly breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company.

Although the Company believes that it and the other defendants have meritorious defenses to the claims made in both the Derivative Complaint and the other Complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse affect on the Company's financial position or results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

The U.S. Customs Service recently concluded its investigation of the contemplated sale by Raytheon Canada Ltd., a subsidiary of the Company, of troposcatter radio equipment to a customer in Pakistan. The Company has produced documents in response to grand jury subpoenas, and grand jury appearances have taken place. The Company has cooperated fully with the investigation. The Government has informed the Company that it has reached no conclusion with respect to this matter.

On November 16, 1999, the Company filed a complaint against Towers, Perrin, Forster & Crosby ("TPF&C") in the United States District Court for the District of Massachusetts. The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by (i) false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and (ii) errors committed by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity" and "Note 7 - Commitments and Contingencies" of the Notes to Financial Statements (Unaudited) included in this Form 10-Q for a description of the Company's disputes with Hughes Electronics regarding the following matters: (i) the determination of the final purchase price for Hughes Defense and (ii) a claim by the Company against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics prior to the merger of Raytheon Company and HE Holdings, Inc.


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

November 17, 1999