Form 10-K/A
period 1998-12-31
RAYTHEON CO/
filed 2000-01-21
CIK 1047122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

         Financial information about Operations by Business Segments and Operations by Geographic Areas is contained in Note O to Raytheon's Financial Statements for the years ended December 31, 1998, 1997 and 1996 and is incorporated herein by reference.

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

                      SALES TO THE UNITED STATES GOVERNMENT

         Sales to the United States Government (the "Government"), principally to the Department of Defense ("DoD"), were $12.827 billion in 1998 and $6.270 billion in 1997 representing 66.1% of total sales in 1998 and 46.1% in 1997. Approximately $6.799 billion of the increase is due to the acquisition of TI Defense and the merger with Hughes Defense. Of these sales, $1.660 billion in 1998 and $483 million in 1997 represented purchases made by the Government on behalf of foreign governments.

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

                                     BACKLOG

         The Company's backlog of orders at December 31, 1998 was $24.045 billion compared with $21.515 billion at the end of 1997. The 1998 amount includes funded backlog of $14.622 billion from the Government compared with $12.547 billion at the end of 1997. During the third quarter of 1998, Raytheon changed its method of reporting backlog at certain locations in order to provide a consistent method of reporting across and within Raytheon businesses. The company includes the full value of contract awards when received, excluding awards and options expected in future periods. Prior to the change, contract values, which were awarded, but incrementally funded, were excluded from reported backlog for some parts of the business. The one-time impact of this change was a $1.1 billion increase to Electronics backlog and a $0.9 billion increase to Engineering and Construction backlog, related principally to U.S. government contracts. Prior periods have not been restated for this change.

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

         Aircraft segment backlog was $2.509 billion at the end of 1998 versus $1.974 billion at the end of 1997. The increase was primarily due to the receipt of orders for general aviation aircraft including Horizon, Premier I and Hawker 800XP.

         Approximately $9.569 billion of the $24.045 billion 1998 year-end backlog is not expected to be filled during the following twelve months.

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

         The Electronics businesses are a direct participant in most major areas of development in the defense, space, information gathering, data reduction and automation fields. Technical superiority and reputation, price, delivery schedules, financing and reliability are among the principal competitive factors considered by electronics customers. The ongoing consolidation of the U.S. and global defense, space and aerospace industries continues to intensify competition. Consolidation among U.S. defense, space and aerospace companies has resulted in three principal prime contractors for the DoD, including the Company. As a result of this consolidation, the Company frequently partners on various programs with its major suppliers, some of whom are, from time to time, competitors on other programs.

         Competition in the Engineering and Construction segment comes from a number of domestic and foreign firms, competing for major business opportunities worldwide. In addition to numerous small and specialty firms, there are nine large competitors to the Company in this industry. Competition is based primarily upon performance, technical skills, experience, reliability, financing, and price. The ability to recruit and maintain highly skilled and experienced professionals has a critical impact on the Company's competitiveness in this industry. The industry's intense competition, particularly on contracts that are competitively bid, can negatively impact price and margins. The Company believes that the diversity of our customer base is a competitive strength.

         The Aircraft segment competes primarily with four other companies in the business aviation industry. The principal factors for competition in the industry are price, financing, operating costs, product liability, cabin size and comfort, product quality, travel range and speed, and product support. The Company believes we possess competitive advantages in the breadth of our product line, the performance of our product line, and the strength of our product support.


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

         Although these patents and licenses are, in the aggregate, important to the operation of the Company's business, no existing patent, license or similar intellectual property right is of such importance that its loss or termination would, in the opinion of management, have a material effect on the Company's business.

                                  EMPLOYMENT

         As of December 31, 1998, Raytheon had approximately 108,200 employees compared with approximately 119,200 employees at the end of 1997. The decrease is mainly due to layoffs within Raytheon Systems Company and RE&C, divestitures of Seiscor, BSG/Remco, Commercial Laundry and Raytheon Aircraft Company Montek, offset by the acquisition of the Communications Division of Allied Signal, Inc. See "Part I, Divestitures and Acquisitions." Subsidiaries of Raytheon Engineers & Constructors International, Inc. and certain other subsidiaries have craft employees engaged for individual projects not included in Raytheon's employee count.

         Raytheon considers its union-management relationships to be satisfactory. Raytheon has, for the most part, successfully negotiated labor agreements without significant work stoppages, with the exception of a nine week strike that occurred during the summer of 1996 at the Cedar Rapids, Inc. facility located in Cedar Rapids, Iowa. Raytheon currently has collective bargaining relationships with 13 different labor organizations involving
39 separate labor agreements.

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

         Engineering and Construction Segment. In the engineering and construction segment, important factors that could cause actual results to differ materially include, in addition to those noted above, (i) the effects of global, regional and country-specific economic conditions in light of our business and international backlog, (ii) performance risks for existing and future contracts, (iii) conditions in the capital markets and the availability of project financing, (iv) international political and labor conditions, (v) the timing of contract receipt and funding, (vi) the availability of infrastructure funding for improvements to U.S. highways and (vii) the ability of the Company to successfully implement its consolidation and cost reduction plans for RE&C.

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

         Contract Accounting. Contract accounting requires the use of estimates in determining progress toward completion in order to record revenue and profit in the current period. This process includes the ongoing evaluation of risks and uncertainties inherent in the performance of contracts. Since many contracts extend over a long period of time, revisions in estimates may have the effect of adjusting earnings in the current period that are applicable to performance in prior periods.

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

         Several other actions arising out of migration of alleged toxic substances into the Tucson water supply are still pending, including:

1. Cordova v. Hughes Aircraft Company, et al., which was filed on January 13, 1992, with the Arizona Superior Court, Pima County by an estimated 90,000 member class against HAC, McDonnell Douglas Corporation, General Dynamics Corporation and the Tucson Airport Authority as co-defendants. The court denied class certification in 1996. Settlement was reached with all but 3 claimants in 1998. Such remaining claims were dismissed, the dismissal of which are now on appeal.

2. Yslava v. Hughes Aircraft Company, an action filed on August 7, 1992, in U.S. District Court for the District of Arizona by approximately 250 individual plaintiffs, alleging injury claims (inclusive of loss of consortium claims). HAC filed third party claims against McDonnell Douglas Corporation, General Dynamics Corporation, the Tucson Airport Authority and the City of Tucson.

3. Lanier v. Hughes Aircraft Company, et al., a class action filed on September 30, 1991, in U.S. District Court for the District of Arizona seeking medical monitoring for an estimated class of 50,000 residents from the south side of Tucson.

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

         Raytheon Aircraft is a defendant in a number of product liability lawsuits which allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. Raytheon Aircraft maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. (See Note L to Raytheon's Financial Statements for the years ended December 31, 1998, 1997 and 1996.)

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


                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

         At December 31, 1998, there were approximately 282,238 record holders of the Company's Class A common stock and 19,086 record holders of the Company's Class B common stock. Additional information required by this Item 5 is contained on page 56 of Raytheon's Annual Report to Stockholders for the year ended December 31, 1998 and in Note P to Raytheon's Financial Statements for the years ended December 31, 1998, 1997 and 1996 and is incorporated herein by reference.

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

Item 8.  Financial Statements and Supplemental Data

         Selected quarterly financial data and the financial statements and supplementary data of the Registrant are contained in the Company's Annual Report to Stockholders for the year ended December 31, 1998 in Note P and on pages 33 through 51, respectively, and are incorporated herein by reference. Schedules required under Regulation S-X are filed as "Financial Statement Schedules" pursuant to Item 14 hereof.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

         None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

         Information regarding the directors of the Company is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 1999 under the captions "The Board of Directors and Certain of its Committees" and "Election of Directors" and is incorporated herein by reference. Information regarding the executive officers of the Company is contained in Part I, Item 4(A) of this Form 10-K/A.

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

23.1  Consent of Independent Accountants.*

23.2  Report of Independent Accountants.*

24    Powers of Attorney.*

27.1  Restated Financial Data Schedule.*

27.2  Restated Financial Data Schedule *

27.3  Restated Financial Data Schedule *

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

                                  EXHIBIT LIST

(The Exhibits without an asterisk (*) have been filed with previous reports)

2.1 Asset Purchase Agreement dated as of January 4, 1997 between Raytheon Company and Texas Instruments Incorporated, heretofore filed as an exhibit to Former Raytheon's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 1997, is hereby incorporated by reference.

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

10.22 Termination, Replacement and Restatement Agreement dated as of March 18, 1999 among Raytheon Company and the Lenders named therein establishing a new Facility H 364-Day Credit Agreement.*

10.23 Amended and Restated Purchase and Sale Agreement dated as of March 18, 1999 among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein.*

10.24 Amended and Restated Guarantee dated as of March 18, 1999, made by Raytheon Company in favor of the Purchasers named therein and Bank of America National Trust and Savings Association, as Managing Facility Agent.*

10.25 Raytheon Savings and Investment Plan, heretofore filed as an exhibit to the Company's S-8 Registration Statement No. 333-56117 on June 5, 1998, as amended and restated effective January 1, 1999, is filed herewith.*

10.26 Raytheon Employee Savings and Investment Plan, heretofore filed as an exhibit to the Company's S-8 Registration Statement No. 333-56117 on June 5, 1998, as amended and restated effective January 1, 1999, is filed herewith.*

13 Raytheon Company 1998 Annual Report to Stockholders (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated herein by reference).*

21    Subsidiaries of Raytheon Company.*

23.1  Consent of Independent Accountants.*

23.2  Report of Independent Accountants.*

24    Powers of Attorney.*

27.1  Restated Financial Data Schedule.*

27.2  Restated Financial Data Schedule*

27.3  Restated Financial Data Schedule*