Form 10-Q/A
period 1999-04-04
RAYTHEON CO/
filed 2000-01-21
CIK 1047122

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q/A

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

                                RAYTHEON COMPANY

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                RAYTHEON COMPANY

                                 BALANCE SHEETS

                                                (Unaudited)
                                               April 4, 1999     Dec. 31, 1998
                                                 (Restated)        (Restated)
                                               -------------     -------------
                                                       (In millions)
ASSETS
Current assets
    Cash and cash equivalents                   $    58            $   421
    Accounts receivable, less allowance for
        doubtful accounts                           885                618
    Contracts in process                          5,115              4,859
    Inventories                                   2,017              1,991
    Deferred federal and foreign income taxes       778                840
    Prepaid expenses and other current assets       256                236
                                                -------            -------
         Total current assets                     9,109              8,965
Property, plant, and equipment, net               2,257              2,275
Goodwill, net of accumulated amortization        14,299             14,396
Other assets, net                                 2,777              2,596
                                                -------            -------
                  Total assets                  $28,442            $28,232
                                                =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable and current portion
        of long-term debt                       $ 1,671             $  827
    Advance payments, less contracts in
        process                                   1,072              1,251
    Accounts payable                              1,797              2,071
    Accrued salaries and wages                      597                703
    Other accrued expenses                        1,960              2,180
                                                -------             ------
         Total current liabilities                7,097              7,032
Accrued retiree benefits and other
    long-term liabilities                         1,702              1,679
Deferred federal and foreign income taxes           587                561
Long-term debt                                    8,161              8,163
Stockholders' equity                             10,895             10,797
                                                -------            -------
   Total liabilities and stockholders' equity   $28,442            $28,232
                                                =======            =======

The accompanying notes are an integral part of the financial statements.

                                RAYTHEON COMPANY
                        STATEMENTS OF INCOME (Unaudited)

                                                 Three Months Ended
                                        April 4, 1999            March 29, 1998
                                         (Restated)                (Restated)
                                        -------------            --------------
                                        (In millions except per share amounts)
Net sales                                  $5,025                    $4,693
                                           ------                    ------
Cost of sales                               3,966                     3,656
Administrative and selling expenses           342                       346
Research and development expenses             111                       144
                                           ------                    ------
Total operating expenses                    4,419                     4,146
                                           ------                    ------
Operating income                              606                       547
                                           ------                    ------
Interest expense, net                         177                       171
Other expense (income), net                     6                        (3)
                                           ------                    ------
Non-operating expense, net                    183                       168
                                           ------                    ------
Income before taxes                           423                       379
Federal and foreign income taxes              165                       151
                                           ------                    ------
Income before accounting change               258                       228
Cumulative effect of change in
    accounting principle, net of tax           53                        --
                                           ------                    ------
Net income                                 $  205                    $  228
                                           ======                    ======
Earnings per common share before
    accounting change
         Basic                             $ 0.77                    $  0.67
         Diluted                           $ 0.76                    $  0.66

Earnings per common share
         Basic                             $ 0.61                    $  0.67
         Diluted                           $ 0.60                    $  0.66

Dividends declared per common share        $ 0.20                    $  0.20

The accompanying notes are an integral part of the financial statements.

                                RAYTHEON COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Three Months Ended
                                                 April 4, 1999    March 29, 1998
                                                  (Restated)        (Restated)
                                                 -------------    --------------
                                                        (In millions)
Cash flows from operating activities
  Net income                                         $   205       $   228
  Adjustments to reconcile net income to net cash
    used in operating activities, net of the
    effect of acquisitions and divestitures
      Depreciation and amortization                      178           196
      Increase in accounts receivable                   (267)          (67)
      Increase in contracts in process                  (254)         (344)
      Increase in inventories                            (25)         (136)
      Decrease in current deferred federal
        and foreign income taxes                          62           104
      Increase in prepaid expenses and
        other current assets                             (20)          (10)
      Decrease in advance payments                      (178)          (96)
      (Decrease) increase in accounts payable           (273)           19
      Decrease in accrued salaries and wages            (105)          (52)
      Decrease in other accrued expenses                (197)         (327)
      Other adjustments, net                              19           (32)
                                                     -------       -------
Net cash used in operating activities                   (855)         (517)
                                                     -------       -------
Cash flows from investing activities
  Sale of financing receivables                          241           160
  Origination of financing receivables                  (302)         (225)
  Collection of financing receivables
     not sold                                              4             8
  Expenditures for property, plant,
    and equipment                                       (141)         (115)
  (Increase) decrease in other assets                    (34)            3
  Payment for purchase of acquired companies              --           (42)
  Proceeds from sales of operating units and
    investments                                           --            19
                                                     -------       -------
Net cash used in investing activities                   (232)         (192)
                                                     -------       -------
Cash flows from financing activities
  Dividends                                              (67)          (68)
  Increase (decrease) in short-term debt                 844          (748)
  (Decrease) increase in long-term debt                   (2)        1,584
  Purchase of treasury shares                            (82)          (56)
  Proceeds under common stock plans                       31            33
                                                     -------       -------
Net cash provided by financing activities                724           745
                                                     -------       -------
Net (decrease) increase in cash and cash equivalents    (363)           36
Cash and cash equivalents at beginning of year           421           296
                                                     -------       -------
Cash and cash equivalents at end of period           $    58       $   332
                                                     =======       =======

The accompanying notes are an integral part of the financial statements.

                                RAYTHEON COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company (the "Company") have been prepared on substantially the same basis as the Company's annual consolidated financial statements. These interim unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. The information furnished has been prepared from the accounts without audit. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Restatement of Financial Statements


On December 6, 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. After reexamining the terms underlying certain transactions of Raytheon Aircraft, the Company has determined that revenue related to these transactions should be reversed. In view of the cumulative effect of the unrecorded adjustment on the results of future periods, the Company has restated its annual and quarterly consolidated financial statements. The restatements were required to reverse sales that the Company believed were properly recorded as bill and hold sales when the manufacturing process was substantially complete and the rights of ownership of the aircraft had passed to the buyer, but before minor modifications had been completed and the physical delivery of the aircraft occurred. The restated financial statements reflect sales when final delivery of the aircraft occurred. As these adjustments relate to the timing of revenue recognition all reversals are recognized in later periods. The financial statements and related notes set forth in this Form 10-Q/A reflect all such restatements. A summary of the impact of the restatements for the periods ended April 4, 1999 and March 29, 1998 follows (in millions except per share amounts):


Results of Operations
---------------------

                                        Three Months Ended   Three Months Ended
                                          April 4, 1999        March 29, 1998
                                        ------------------   ------------------
                                       Previously  As        Previously As
                                       Reported    Restated  Reported   Restated
Net sales                              $4,903    $5,025      $4,574     $4,693
Cost of sales                           3,870     3,966       3,558      3,656
Operating income                          580       606         526        547
Net income                                188       205         215        228
Diluted earnings per share             $ 0.55    $ 0.60      $ 0.63     $ 0.66


Financial Position
------------------

                                          April 4, 1999      December 31, 1998
                                        ------------------   ------------------
                                       Previously  As        Previously   As
                                       Reported    Restated  Reported     Restated
Inventories                            $ 1,831    $ 2,017    $ 1,711    $ 1,991
Deferred taxes                             755        778        809        840
Current assets                           8,883      9,109      8,637      8,965
Total assets                            28,251     28,442     27,939     28,232
Advance payments                           811      1,072        865      1,251
Accounts payable                         1,816      1,797      2,091      2,071
Other accrued expenses                   1,969      1,960      2,194      2,180
Current liabilities                      6,864      7,097      6,680      7,032
Stockholders' equity                    10,937     10,895     10,856     10,797

3. Restructuring

During the first quarter of 1999, the Company's activity related to previously announced restructuring initiatives at the Electronics businesses and Raytheon Engineers & Constructors (RE&C) was as follows:

                                                            Electronics         Electronics          RE&C
                                                            Exit Costs          Restructuring     Restructuring
                                                         ---------------     ------------------  ---------------
                                                                      (In millions except employee data)
Accrued liability at December 31, 1998                         $ 399                 $ 164           $ 66
                                                         -----------         -------------       --------
Costs incurred
     Severance and other employee related costs                   24                     8              4
     Facility closure and related costs                           44                     4              4
                                                         -----------         -------------       --------
                                                                  68                    12              8
                                                         -----------         -------------       --------
Accrued liability at April 4, 1999                             $ 331                 $ 152           $ 58
                                                         ===========         =============       ========

Cash expenditures                                              $  68                 $  12           $  8


Number of employee terminations due to
     restructuring actions during the first
     three months of 1999                                        500                   300            100

Number of square feet exited due to
     restructuring actions during the first three
     months of 1999                                              0.4                   0.5            0.1


The Company also incurred $25 million of capital expenditures and period expenses during the first quarter of 1999 related to RSC restructuring initiatives.

The cumulative number of employee terminations due to restructuring actions for Electronics exit costs, Electronics restructuring, and RE&C restructuring was 4,100, 3,600, and 1,400, respectively. The cumulative number of square feet exited due to restructuring actions for Electronics exit costs, Electronics restructuring, and RE&C restructuring was 2.8 million, 1.4 million, and 1.0 million, respectively.

4.  Business Segment Reporting

The Company operates in three major business areas: Electronics, both defense and commercial, Engineering and Construction, and Aircraft. The Company completed a reorganization of certain business segments within Total Electronics to better align the operations with customer needs and to eliminate management redundancy. Segment financial results were as follows:

                                                           Sales
                                                    Three Months Ended
                                           April 4, 1999         March 29, 1998
                                            (Restated)             (Restated)
                                           -------------         --------------
                                                      (In millions)

Defense Systems                              $1,258                  $1,178
Sensors and Electronic Systems                  748                     641
Command, Control, Communication, and
  Information Systems                           905                     871
Aircraft Integration Systems, Training
  and Services, Commercial Electronics,
  and Other                                     800                     881
                                             ------                  ------
Total Electronics                             3,711                   3,571
Engineering and Construction                    692                     544
Aircraft                                        622                     578
                                             ------                  ------
Total                                        $5,025                  $4,693
                                             ======                  ======


                                                     Operating Income
                                                    Three Months Ended
                                           April 4, 1999         March 29, 1998
                                            (Restated)             (Restated)
                                           -------------         --------------
                                                      (In millions)

Defense Systems                              $  219                  $  176
Sensors and Electronic Systems                  126                     105
Command, Control, Communication, and
    Information Systems                         103                      85
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                                    69                      93
                                             ------                  ------
Total Electronics                               517                     459
Engineering and Construction                     31                      33
Aircraft                                         58                      55
                                             ------                  ------
Total                                        $  606                  $  547
                                             ======                  ======

                                       7
                                                  Identifiable Assets
                                           April 4, 1999         Dec. 31, 1998
                                             (Restated)            (Restated)
                                           -------------         -------------
                                                      (In millions)

Defense Systems                              $ 2,446               $   2,286
Sensors and Electronic Systems                 1,886                   1,823
Command, Control, Communication, and
  Information Systems                          1,708                   1,641
Aircraft Integration Systems, Training
  and Services, Commercial Electronics,
  and Other                                    2,035                   1,993
Unallocated Electronics Items                 13,140                  13,032
                                            --------                --------
Total Electronics                             21,215                  20,775
Engineering and Construction                   1,485                   1,478
Aircraft                                       2,880                   2,667
Corporate                                      2,862                   3,312
                                             -------                 -------
Total                                        $28,442                 $28,232
                                             =======                 =======

5. Inventories

Inventories consisted of the following at:

                                           April 4, 1999         Dec. 31, 1998
                                             (Restated)            (Restated)
                                           -------------         -------------
                                                      (In millions)
Inventories
  Finished goods                             $  288                  $  317
  Work in process                             1,308                   1,315
  Materials and purchased parts                 570                     507
  Excess of current cost over LIFO values      (149)                   (148)
                                             ------                  ------
          Total inventories                  $2,017                  $1,991
                                             ======                  ======

6. Special Purpose Entities

In connection with the sale of receivables, the following special purpose entities have been established as of April 4, 1999, Raytheon Receivables, Inc., Raytheon Aircraft Receivables Corporation, and Raytheon Engineers & Constructors Receivables Corporation. The balance of receivables sold to banks or financial institutions outstanding at April 4, 1999 was $2,845 million. No material gain or loss resulted from the sales of receivables.

7. Stockholders' Equity

Stockholders' equity consisted of the following at:

                                           April 4, 1999       Dec. 31, 1998
                                             (Restated)          (Restated)
                                           -------------       -------------
                                                     (In millions)

Preferred stock, no outstanding shares       $   --                 $  --
Class A common stock, outstanding shares           1                     1
Class B common stock, outstanding shares           2                     2
Additional paid-in capital                     6,307                 6,272
Accumulated other comprehensive income           (42)                  (50)
Treasury stock                                  (339)                 (257)
Retained earnings                              4,966                 4,829
                                             -------               -------
         Total stockholders' equity          $10,895               $10,797
                                             =======               =======

Common stock outstanding                       336.1                 336.8
                                               =====                 =====

During the first quarter of 1999, outstanding shares were reduced by the repurchase of 1.5 million shares offset by an increase of 0.8 million shares due to common stock plan activity.

Share information used to calculate earnings per share (EPS) is as follows:

                                                  Three Months Ended
                                           April 4, 1999       March 29, 1998
                                           -------------       --------------
                                                    (In thousands)

Average common shares outstanding
 for basic EPS                                336,354                338,550
Dilutive effect of stock options
 and restricted stock                           3,871                  4,698
                                              -------                -------
Average common shares outstanding
 for diluted EPS                              340,225                343,248
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

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The computation of comprehensive income is as follows:

                                                   Three Months Ended
                                           April 4, 1999       March 29, 1998
                                             (Restated)          (Restated)
                                           -------------       --------------
                                                     (In millions)

Net income                                 $205                    $228
Other comprehensive income                    8                     (16)
                                           ----                    ----
Total comprehensive income                 $213                    $212
                                           ====                    ====


8. Change in Accounting Principle

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

9. Subsequent Events

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

On December 6, 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. After reexamining the terms underlying certain transactions of Raytheon Aircraft, the Company has determined that revenue related to these transactions should be reversed. In view of the cumulative effect of the unrecorded adjustment on the results of future periods, the Company has restated its annual and quarterly consolidated financial statements. The restatements were required to reverse sales that the Company believed were properly recorded as bill and hold sales when the manufacturing process was substantially complete and the rights of ownership of the aircraft had passed to the buyer, but before minor modifications had been completed and the physical delivery of the aircraft occurred. The restated financial statements reflect sales when final delivery of the aircraft occurred. As these adjustments relate to the timing of revenue recognition all reversals are recognized in later periods. The financial statements and related notes set forth in this Form 10-Q/A reflect all such restatements.

Net sales for the first quarter of 1999 were $5.0 billion, an increase of 7 percent versus $4.7 billion for the same period in 1998. Sales to the U.S. Department of Defense were 48 percent of sales for the first quarter of 1999 versus 46 percent of sales for the first quarter of 1998. Sales to the U.S. government, including foreign military sales, were 64 percent of sales for the first quarter of 1999 versus 65 percent of sales for the first quarter of 1998. Total international sales, including foreign military sales, were 27 percent of sales for the first quarter of 1999 versus 24 percent of sales for the first quarter of 1998.

Gross margin for the first quarter of 1999 was $1,059 million or 21.1 percent of sales versus $1,037 million or 22.1 percent for the first quarter of 1998. The decrease in margin as a percent of sales was primarily attributable to the sales mix at Aircraft and a change in estimate on certain contracts in the third quarter of 1998 at Engineering and Construction. The margins within Total Electronics were relatively unchanged year over year.

Administrative and selling expenses were $342 million or 6.8 percent of sales for the first quarter of 1999 versus $346 million or 7.4 percent of sales for the first quarter of 1998. The decrease in administrative and selling expenses as a percent of sales was due primarily to increased efficiencies as a result of restructuring initiatives at Raytheon Systems Company (RSC).

Research and development expenses decreased to $111 million or 2.2 percent of sales for the first quarter of 1999 versus $144 million or 3.1 percent of sales for the first quarter of 1998. The decrease in research and development expenses was due primarily to the elimination of duplicate research and development processes within RSC and a change in the timing of expenditures during the year.

Operating income was $606 million or 12.1 percent of sales for the first quarter of 1999 versus $547 million or 11.7 percent of sales for the first quarter of 1998. The changes in operating income by segment are discussed below.

Interest expense, net for the first quarter of 1999 was $177 million compared to $171 million for the first quarter of 1998.

Other expense, net for the first quarter of 1999 was $6 million versus other income, net of $3 million for the first quarter of 1998.

The effective tax rate was 39.0 percent for the first quarter of 1999 versus
39.8 percent for the first quarter of 1998. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill.

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

Income before accounting change was $258 million for the first quarter of 1999, or $0.76 per diluted share on 340.2 million average shares outstanding versus net income of $228 million for the first quarter of 1998, or $0.66 per diluted share on 343.2 million average shares outstanding. Net income for the first quarter of 1999 was $205 million, or $0.60 per diluted share.

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

Defense Systems reported first quarter 1999 sales of $1.3 billion, an increase from $1.2 billion for the same period a year ago. Operating income was $219 million for the first quarter of 1999 versus $176 million for the first quarter of 1998. Operating margin was 17.4 percent for the first quarter of 1999 versus
14.9 percent for the first quarter of 1998. The increase in operating margin was primarily due to lower costs as a result of sales mix and restructuring actions.

Sensors and Electronic Systems reported sales of $748 million in the first quarter of 1999, compared to $641 million for the first quarter of 1998. Operating income was $126 million for the first quarter of 1999 versus $105 million for the same period a year ago. Operating margin was 16.8 percent for the first quarter of 1999 versus 16.4 percent for the first quarter of 1998.

Command, Control, Communication, and Information Systems reported sales for the first quarter of 1999 of $905 million compared to sales of $871 million for the first quarter of 1998. Operating income was $103 million for the first quarter of 1999 versus $85 million for the first quarter of 1998. Operating margin was
11.4 percent for the first quarter of 1999 versus 9.8 percent for the first quarter of 1998. The increase in operating margin was primarily due to sales mix and lower costs as a result of restructuring actions.

Aircraft Integration Systems, Training and Services, Commercial Electronics, and Other reported sales of $800 million for the first quarter of 1999 versus $881 million for the first quarter of 1998. Operating income was $69 million for the first quarter of 1999 versus $93 million for the first quarter of 1998. Operating margin was 8.6 percent for the first quarter of 1999 versus 10.6 percent for the first quarter of 1998. The decrease in sales was a result of the divestiture of the commercial laundry business in the second quarter of 1998. The decrease in operating margin was primarily due to higher margin programs completed in the prior year.

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

Raytheon Aircraft reported first quarter 1999 sales of $622 million, an increase of 8 percent compared with the same period a year ago and operating income of $58 million, a 5 percent increase compared with the same period a year ago. Operating margin was 9.3 percent for the first quarter of 1999, compared to 9.5 percent for the first quarter of 1998.

Backlog consisted of the following at:

                               April 4, 1999   Dec. 31, 1998    March 29, 1998
                                 (Restated)      (Restated)       (Restated)
                               -------------   -------------    --------------
                                               (In millions)

Electronics                       $17,641         $17,648           $16,495
Engineering and Construction        3,833           3,888             2,697
Aircraft                            2,450           2,509             2,075
                                  -------         -------           -------
Total backlog                     $23,924         $24,045           $21,267
                                  =======         =======           =======
U.S. government backlog
    included above                $13,605         $14,622           $12,566
                                  =======         =======           =======

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

Financial Condition and Liquidity

Net cash used by operating activities for the first quarter of 1999 was $855 million versus $517 million for the first quarter of 1998. The increase was due principally to increased working capital requirements in the Electronics businesses as a result of increased sales volume, costs associated with restructuring activities, delayed customer billings of $57 million resulting from problems encountered during a new financial software implementation, and an increase in inventory at Raytheon Aircraft for the Premier I and Horizon aircraft. During the first quarter of 1999, the Company incurred $88 million of restructuring and exit costs and $25 million of other expenditures related to restructuring and consolidation activities at RSC and RE&C combined.

Net cash used in investing activities was $232 million in the first quarter of 1999 versus $192 million in the first quarter of 1998. Origination and sale of financing receivables for the three months ended April 4, 1999 were $302 million and $241 million, respectively, versus origination and sale of financing receivables for the three months ended March 29, 1998 of $225 million and $160 million, respectively. Capital expenditures were $141 million for the first three months of 1999 versus $115 million for the first three months of 1998. Capital expenditures including facilities consolidation for the full year 1999 are expected to be approximately $550 million.

The Company merged with Hughes Defense in December 1997. Pursuant to the terms of the Master Separation Agreement (the "Separation Agreement"), which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. Based on the terms and conditions of the Separation Agreement, the Company believes that it is entitled to a reduction in purchase price, a position that Hughes Electronics disputes. The Company and Hughes Electronics have begun the process of negotiating a possible resolution of this matter. If the matter is not successfully resolved through negotiation, the Separation Agreement provides for binding arbitration. Accordingly, while the Company expects a reduction in purchase price from the original terms of the agreement, the amount, timing, and effect on the Company's financial position are uncertain. As a result of this uncertainty, no amounts have been recorded in the financial statements related to this gain contingency.

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

Total debt was $9.8 billion, $9.0 billion, and $10.9 billion at April 4, 1999, December 31, 1998, and March 29, 1998, respectively. Total debt, as a percentage of total capital, was 47.4 percent, 45.4 percent, and 50.9 percent at April 4, 1999, December 31, 1998, and March 29, 1998, respectively.

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

The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial banks primarily to reduce the impact of changes in interest rates on short-term financing arrangements. The Company also enters into foreign exchange contracts with commercial banks to minimize fluctuations in the value of payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. The Company sells receivables through various special purpose entities and retains a partial interest that may include servicing rights, interest only strips, and subordinated certificates.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, commercial paper, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at April 4, 1999 which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent is $1 million, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a one-year increase of 10 percent in the interest rate of each variable rate financial instrument held by the Company at April 4, 1999. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

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

Forward-Looking Statements

Statements which are not historical facts contained in this report are forward-looking statements under the provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These risks include, in addition to the specific uncertainties referenced in this report, the effect of worldwide political and market conditions, the impact of competitive products and pricing, the timing of awards and contracts, particularly international contracts, and risks inherent with large long-term fixed price contracts. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in "Item 1-Business" in Raytheon's Annual Report on Form 10-K/A for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

          10.1      Letter of Agreement between Raytheon Company and
                    Daniel P. Burnham.

          10.2      Letter of Agreement between Raytheon Company and
                    Franklyn A. Caine.

          27.1 Restated Financial Data Schedule for the period ended April 4, 1999 (filed only electronically with the Securities and Exchange Commission).

          27.2 Restated Financial Data Schedule for the period ended March 29, 1998 (filed only electronically with the Securities and Exchange Commission).

          (b) Report s on Form 8-K

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