Form 10-Q/A
period 1999-07-04
RAYTHEON CO/
filed 2000-01-21
CIK 1047122

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

                                RAYTHEON COMPANY

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 BALANCE SHEETS
                                                   (Unaudited)
                                                  July 4, 1999   Dec. 31, 1998
                                                   (Restated)     (Restated)
                                                  ------------   -------------
                                                        (In millions)
ASSETS
Current assets
  Cash and cash equivalents                        $   108         $   421
  Accounts receivable, less
    allowance for doubtful accounts                    913             618
  Contracts in process                               5,478           4,859
  Inventories                                        2,142           1,991
  Deferred federal and foreign income taxes            700             840
  Prepaid expenses and other current assets            290             236
                                                   -------          ------
     Total current assets                            9,631           8,965
Property, plant, and equipment, net                  2,275           2,275
Goodwill, net                                       14,193          14,396
Other assets, net                                    2,807           2,596
                                                   -------         -------
         Total assets                              $28,906         $28,232
                                                   =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable and current portion
        of long-term debt                          $ 2,090         $   827
    Advance payments, less contracts in
        process                                      1,180           1,251
    Accounts payable                                 1,902           2,071
    Accrued salaries and wages                         655             703
    Other accrued expenses                           1,839           2,180
                                                   -------         -------
     Total current liabilities                       7,666           7,032
Accrued retiree benefits and other
   long-term liabilities                             1,697           1,679
Deferred federal and foreign income taxes              600             561
Long-term debt                                       7,790           8,163
Stockholders' equity                                11,153          10,797
                                                   -------         -------
         Total liabilities and
            stockholders' equity                   $28,906         $28,232
                                                   =======         =======


    The accompanying notes are an integral part of the financial statements.

                               RAYTHEON COMPANY

                       STATEMENTS OF INCOME (Unaudited)

                                                              Three Months Ended                    Six Months Ended
                                                          July 4,           June 28,            July 4,          June 28,
                                                           1999               1998               1999              1998
                                                        (Restated)          (Restated)         (Restated)        (Restated)
                                                        ------------       ------------       ------------      ------------
                                                                      (In millions except per share amounts)
Net sales                                                 $  5,210            $  5,037            $10,235          $  9,730
                                                          --------            --------            -------          --------

Cost of sales                                                4,029               3,910              7,995             7,566
Administrative and selling expenses                            402                 456                744               802
Research and development expenses                              135                 154                246               298
                                                          --------            --------            -------          --------

Total operating expenses                                     4,566               4,520              8,985             8,666
                                                          --------            --------            -------          --------

Operating income                                               644                 517              1,250             1,064
                                                          --------           ---------            -------          --------

Interest expense, net                                          176                 182                353               353
Other income, net                                              (11)                (99)                (5)             (102)
                                                          --------            --------            -------          --------

Non-operating expense, net                                     165                  83                348               251
                                                          --------            --------            -------          --------

Income before taxes                                            479                 434                902               813


Federal and foreign income taxes                               189                 171                354               322
                                                          --------            --------            -------          --------

Income before accounting change                                290                 263                548               491

Cumulative effect of change in
    accounting principle, net of tax                            --                  --                 53                --
                                                          --------            --------            -------          --------

Net income                                                $    290           $     263            $   495          $    491
                                                          ========           =========            =======          ========

Earnings per share before
    accounting change
         Basic                                              $ 0.86              $ 0.78             $ 1.63            $ 1.45
         Diluted                                            $ 0.84              $ 0.77             $ 1.60            $ 1.43

Earnings per share
         Basic                                              $ 0.86              $ 0.78             $ 1.47            $ 1.45
         Diluted                                            $ 0.84              $ 0.77             $ 1.45            $ 1.43

Dividends declared per common share                         $ 0.20              $ 0.20             $ 0.40            $ 0.40

    The accompanying notes are an integral part of the financial statements.

                                RAYTHEON COMPANY

                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                    Six Months Ended
                                                                           July 4, 1999         June 28, 1998
                                                                            (Restated)            (Restated)
                                                                           -------------        -------------
                                                                                     (In millions)
Cash flows from operating activities
    Net income                                                               $   495            $   491
    Adjustments to reconcile net income to net cash
       used in operating activities, net of the effect of
       acquisitions and divestitures
          Depreciation and amortization                                          345                393
          Net gain on sale of operating units                                     (9)               (94)
          (Increase) decrease in accounts receivable                            (290)                20
          Increase in contracts in process                                      (629)              (725)
          Increase in inventories                                               (205)              (210)
          Decrease in current deferred federal and foreign
             income taxes                                                        140                269
          (Increase) decrease in prepaid expenses and
             other current assets                                                (54)                 6
          (Decrease) increase in advance payments                                (70)                69
          (Decrease) increase in accounts payable                               (166)                15
          Decrease in accrued salaries and wages                                 (46)               (31)
          Decrease in other accrued expenses                                    (347)              (330)
          Other adjustments, net                                                  28                (37)
                                                                             -------            -------
Net cash used in operating activities                                           (808)              (164)
                                                                             -------            -------
Cash flows from investing activities
    Sale of financing receivables                                                484                392
    Origination of financing receivables                                        (587)              (496)
    Collection of financing receivables not sold                                  34                 29
    Expenditures for property, plant, and equipment                             (181)              (241)
    Increase in other assets                                                     (52)                (2)
    Payment for purchase of acquired companies                                    --                (86)
    Proceeds from sales of operating units and
       investments                                                                54                406
                                                                             -------            -------
Net cash (used in) provided by investing activities                             (248)                 2
                                                                             -------            -------
Cash flows from financing activities
    Dividends                                                                   (134)              (136)
    Increase (decrease) in short-term debt                                       888             (1,220)
    Increase in long-term debt                                                     2              1,588
    Purchase of treasury shares                                                 (147)               (94)
    Proceeds under common stock plans                                            134                 45
                                                                             -------            -------
Net cash provided by financing activities                                        743                183
                                                                             -------            -------
Net (decrease) increase in cash and cash equivalents                            (313)                21
Cash and cash equivalents at beginning of year                                   421                296
                                                                             -------            -------
Cash and cash equivalents at end of period                                   $   108            $   317
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

2.       Restatement of Financial Statements

On December 6, 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. After reexamining the terms underlying certain transactions of Raytheon Aircraft, the Company has determined that revenue related to these transactions should be reversed. In view of the cumulative effect of the unrecorded adjustment on the results of future periods, the Company has restated its annual and quarterly consolidated financial statements. The restatements were required to reverse sales that the Company believed were properly recorded as bill and hold sales when the manufacturing process was substantially complete and the rights of ownership of the aircraft had passed to the buyer, but before minor modifications had been completed and the physical delivery of the aircraft occurred. The restated financial statements reflect sales when final delivery of the aircraft occurred. As these adjustments relate to the timing of revenue recognition all reversals are recognized in later periods. The financial statements and related notes set forth in this Form 10-Q/A reflect all such restatements. A summary of the impact of the restatements for the periods ended July 4, 1999 and June 28, 1998 follows (in millions except per share amounts):

Results of Operations
---------------------

                                            Three Months Ended           Three Months Ended
                                              July 4, 1999                  June 28, 1998
                                       ----------------------------  ----------------------------
                                       Previously   As               Previously   As
                                       Reported     Restated         Reported     Restated
Net sales                              $ 5,202      $ 5,210          $ 5,078      $ 5,037
Cost of sales                            4,015        4,029            3,939        3,910
Operating income                           650          644              529          517
Net income                                 294          290              270          263
Diluted earnings per share             $  0.86      $  0.84          $  0.79      $  0.77

                                            Six Months Ended              Six Months Ended
                                              July 4, 1999                  June 28, 1998
                                       ----------------------------  ----------------------------
                                       Previously   As               Previously   As
                                       Reported     Restated         Reported     Restated
Net Sales                              $10,105      $10,235          $ 9,652      $ 9,730
Cost of sales                            7,885        7,995            7,497        7,566
Operating income                         1,230        1,250            1,055        1,064
Net income                                 482          495              484          491
Diluted earnings per share             $  1.41      $  1.45          $  1.41      $  1.43

Financial Position
------------------
                                              July 4, 1999                 December 31, 1998
                                       ----------------------------  ----------------------------
                                       Previously   As               Previously   As
                                       Reported     Restated         Reported     Restated
Inventories                            $ 1,969      $ 2,142          $ 1,711      $ 1,991
Deferred taxes                             675          700              809          840
Current assets                           9,416        9,631            8,637        8,965
Total assets                            28,726       28,906           27,939       28,232
Advanced payments                          926        1,180              865        1,251
Accounts payable                         1,921        1,902            2,091        2,071
Other accrued expenses                   1,848        1,839            2,194        2,180
Current liabilities                      7,440        7,666            6,680        7,032
Stockholders' equity                    11,199       11,153           10,856       10,797

3.       Restructuring

During the first six months of 1999, the Company's activity related to previously announced restructuring initiatives at the Electronics businesses and Raytheon Engineers & Constructors (RE&C) was as follows:

                                                      Electronics           Electronics               RE&C
                                                      Exit Costs           Restructuring          Restructuring
                                                   -------------------  -------------------   --------------------
                                                                   (In millions except employee data)
Accrued liability at December 31, 1998                    $ 399                 $ 164                  $  66
                                                   ------------         -------------         --------------
 Costs incurred
     Severance and other employee related costs              49                    14                     34
     Facility closure and related costs                     124                    17                      6
                                                   ------------         -------------         --------------
                                                            173                    31                     40
                                                   ------------         -------------         --------------
Accrued liability at July 4, 1999                         $ 226                 $ 133                  $  26
                                                   ============         =============         ==============

Cash expenditures                                         $ 173                 $  31                  $  40

Number of employee terminations due to
     restructuring actions during the first
     six months of 1999                                   1,000                   500                    300

Number of square feet exited due to
     restructuring actions during the first
     six months of 1999                                     0.9                   0.5                    0.1

The Company also incurred $72 million of period and capital expenditures during the six months ended July 4, 1999 related to RSC restructuring initiatives.

The cumulative number of employee terminations due to restructuring actions for Electronics exit costs, Electronics restructuring, and RE&C restructuring was 4,600, 3,500, and 1,600, respectively. The cumulative number of square feet exited due to restructuring actions for Electronics exit costs, Electronics restructuring, and RE&C restructuring was 3.3 million, 1.4 million, and 1.0 million, respectively.

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

                                                                    Sales                            Operating Income
                                                              Three Months Ended                    Three Months Ended
                                                        July 4, 1999        June 28,1998      July 4,1999      June 28, 1998
                                                         (Restated)          (Restated)        (Restated)       (Restated)
                                                       -------------        ------------      ------------     -------------
                                                                                      (In millions)

Defense Systems                                            $  1,399           $  1,273          $     235         $     196
Sensors and Electronic Systems                                  637                756                108               125
Command, Control, Communication, and
    Information Systems                                         952                902                134                62
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                                                   833                890                 78                43
                                                           --------           --------          ---------         ---------
Total Electronics                                             3,821              3,821                555               426
Engineering and Construction                                    650                618                 20                30
Aircraft                                                        739                598                 69                61
                                                           --------           --------          ---------         =========
Total                                                      $  5,210           $  5,037          $     644         $     517
                                                           ========           =========         =========         =========


                                                                    Sales                           Operating Income
                                                               Six Months Ended                     Six Months Ended
                                                        July 4, 1999      June 28, 1998       July 4, 1999     June 28, 1998
                                                         (Restated)        (Restated)          (Restated)       (Restated)
                                                        ------------      -------------       ------------     -------------
                                                                                      (In millions)
Defense Systems                                             $ 2,657           $  2,450          $     454          $    372
Sensors and Electronic Systems                                1,385              1,397                234               230
Command, Control, Communication, and
    Information Systems                                       1,857              1,773                238               147
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                                                 1,633              1,772                147               136
                                                            -------           --------           --------          --------
Total Electronics                                             7,532              7,392              1,073               885
Engineering and Construction                                  1,342              1,162                 50                63
Aircraft                                                      1,361              1,176                127               116
                                                            -------           --------           --------          --------
Total                                                       $10,235           $  9,730           $  1,250          $  1,064
                                                            =======           ========           ========          ========

                                                Identifiable Assets
                                        July 4, 1999           Dec. 31, 1998
                                         (Restated)              (Restated)
                                        ------------           -------------
                                                  (In millions)

Defense Systems                           $ 2,549                 $ 2,286
Sensors and Electronic Systems              1,926                   1,823
Command, Control, Communication, and
    Information Systems                     1,688                   1,641
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                               2,166                   1,993
Unallocated Electronics Items              13,131                  13,032
                                          -------                  ------
Total Electronics                          21,460                  20,775
Engineering and Construction                1,563                   1,478
Aircraft                                    3,016                   2,667
Corporate                                   2,867                   3,312
                                          -------                 -------
Total                                     $28,906                 $28,232
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

5.       Inventories

Inventories consisted of the following at:

                                         July 4, 1999          Dec. 31, 1998
                                          (Restated)             (Restated)
                                         ------------          -------------
                                                   (In millions)
Inventories
    Finished goods                          $  239                 $  317
    Work in process                          1,437                  1,315
    Materials and purchased parts              615                    507
    Excess of current cost
     over LIFO values                         (149)                  (148)
                                            ------                 ------
         Total inventories                  $2,142                 $1,991
                                            ======                 ======

6.       Special Purpose Entities

In connection with the sale of receivables, the following special purpose entities have been established as of July 4, 1999, Raytheon Receivables, Inc., Raytheon Aircraft Receivables Corporation, and Raytheon Engineers & Constructors Receivables Corporation. The balance of receivables sold to banks or financial institutions outstanding at July 4, 1999 was $2,947 million. No material gain or loss resulted from the sales of receivables.

7.       Stockholders' Equity

Stockholders' equity consisted of the following at:

                                              July 4, 1999    Dec. 31, 1998
                                               (Restated)      (Restated)
                                              ------------    -------------
                                                      (In millions)

Preferred stock, no outstanding shares        $    --          $    --
Class A common stock, outstanding shares            1                1
Class B common stock, outstanding shares            2                2
Additional paid-in capital                      6,418            6,272
Accumulated other comprehensive income            (49)             (50)
Treasury stock                                   (408)            (257)
Retained earnings                               5,189            4,829
                                              -------          -------
         Total stockholders' equity           $11,153          $10,797
                                              =======          =======

Common stock outstanding                        337.7            336.8
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

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The computation of comprehensive income is as follows:

                            Three Months Ended      Six Months Ended
                             July 4,   June 28,   July 4,    June 28,
                              1999      1998       1999       1998
                           (Restated) (Restated) (Restated) (Restated)
                           ---------- ---------- ---------- ----------
                                          (In millions)

Net income                     $290      $263       $495       $491
Other comprehensive income       (7)       (5)         1        (21)
                               ----      ----       ----       ----
Total comprehensive income     $283      $258       $496       $470
                               ====      ====       ====       ====

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

Net sales for the second quarter of 1999 were $5.2 billion versus $5.0 billion for the same period in 1998. Sales to the U.S. Department of Defense were 52 percent of sales for the second quarter of 1999 versus 55 percent of sales for the second quarter of 1998. Total second quarter 1999 and 1998 sales to the U.S. government, including foreign military sales, were 61 percent and 66 percent of sales, respectively. Total international sales, including foreign military sales, were 27 percent of sales for the second quarter of 1999 versus 26 percent of sales for the second quarter of 1998.

Gross margin for the second quarter of 1999 was $1,181 million or 22.7 percent of sales versus $1,127 million or 22.4 percent of sales for the second quarter of 1998. The increase in margin as a percent of sales was primarily attributable to the Electronics businesses due to restructuring related cost reductions and sales mix.

Administrative and selling expenses were $402 million or 7.7 percent of sales for the second quarter of 1999 versus $456 million or 9.1 percent of sales for the second quarter of 1998. Excluding the 1998 special charges of $84 million, administrative and selling expenses were $372 million or 7.4 percent of sales for the second quarter of 1998. The increase in administrative and selling expenses is primarily due to increases in variable stock-based compensation charges and start-up activities associated with the Company's Six Sigma initiatives.

Research and development expenses decreased to $135 million or 2.6 percent of sales for the second quarter of 1999 versus $154 million or 3.1 percent of sales for the second quarter of 1998. The decrease in research and development expenses was due primarily to the elimination of duplicate research and development processes within Raytheon Systems Company (RSC) and the timing of expenditures during the year.

Operating income was $644 million or 12.4 percent of sales for the second quarter of 1999 versus $517 million or 10.3 percent of sales for the second quarter of 1998. Excluding the 1998 special charges, operating income was $601 million or 11.9 percent of sales. The changes in operating income by segment are discussed below.

Interest expense, net for the second quarter of 1999 was $176 million compared to $182 million for the second quarter of 1998.

Other income, net for the second quarter of 1999 was $11 million versus $99 million for the second quarter of 1998, which included a $94 million pretax gain from divestitures.

The effective tax rate was 39.5 percent for the second quarter of 1999 versus
39.4 percent for the second quarter of 1998. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill.

Net income was $290 million for the second quarter of 1999, or $0.84 per diluted share on 343.7 million average shares outstanding versus net income of $263 million for the second quarter of 1998, or $0.77 per diluted share on 343.1 million average shares outstanding.

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

Defense Systems reported second quarter 1999 sales of $1.4 billion, an increase from $1.3 billion for the same period a year ago. Operating income was $235 million for the second quarter of 1999 versus $196 million for the second quarter of 1998. Operating margin was 16.8 percent for the second quarter of 1999 versus 15.4 percent for the second quarter of 1998. The increase in operating margin was primarily due to sales mix and lower costs as a result of restructuring actions.

Sensors and Electronic Systems reported sales of $637 million in the second quarter of 1999, compared to $756 million for the second quarter of 1998. Operating income was $108 million for the second quarter of 1999 versus $125 million for the same period a year ago. Operating margin was 17.0 percent for the second quarter of 1999 versus 16.5 percent for the second quarter of 1998. The decrease in sales is primarily due to program terminations and divestitures.

Command, Control, Communication, and Information Systems reported sales for the second quarter of 1999 of $952 million compared to sales of $902 million for the second quarter of 1998. Operating income was $134 million for the second quarter of 1999 versus $62 million for the second quarter of 1998. Operating margin was
14.1 percent for the second quarter of 1999 versus 6.9 percent for the second quarter of 1998. The increase in operating margin was primarily due to favorable resolution of claim settlements in the current quarter. In addition, the prior year was negatively affected by charges on international air traffic control programs.

Aircraft Integration Systems, Training and Services, Commercial Electronics, and Other reported sales of $833 million for the second quarter of 1999 versus $890 million for the second quarter of 1998. Operating income was $78 million for the second quarter of 1999 versus $43 million for the second quarter of 1998. Operating margin was 9.4 percent for the second quarter of 1999 versus 4.8 percent for the second quarter of 1998. The decrease in sales was a result of the divestiture of the commercial laundry business in the second quarter of 1998. The increase in operating margin was primarily due to the 1998 special charges of $84 million offset by higher margin programs completed in the prior year.

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

Raytheon Aircraft reported second quarter 1999 sales of $739 million versus $598 million for the same period a year ago and operating income of $69 million or
9.3 percent of sales versus $61 million or 10.2 percent of sales for the same period a year ago. The increase in sales is due to increased demand for mid-size corporate jets. The decline in operating margin as a percent of sales was due to increased research and development expenses for two new aircraft, the Premier I and Hawker Horizon. Also contributing to the decrease in operating margin as a percent of sales was the divestiture of the Raytheon Aircraft Montek subsidiary in the fourth quarter of 1998.

Six months 1999 versus six months 1998

Net sales for the first six months of 1999 were $10.2 billion, an increase of 5 percent versus $9.7 billion for the same period in 1998. Sales to the U.S. Department of Defense were 53 percent of sales for the first six months of 1999 versus 55 percent of sales for the first six months of 1998. Total sales to the U.S. government during the first six months of 1999 and 1998, including foreign military sales, were 62 percent and 65 percent of sales, respectively. Total international sales, including foreign military sales, were 27 percent of sales for the first six months of 1999 versus 26 percent of sales for the same period in 1998.

Gross margin for the first six months of 1999 was $2,240 million or 21.9 percent of sales versus $2,164 million or 22.2 percent of sales for the first six months of 1998. The decrease in margin as a percent of sales was attributable to the sales mix at Aircraft and lower margins at RE&C, partially offset by higher margins at the Electronics businesses due to restructuring related cost reductions and sales mix.

Administrative and selling expenses were $744 million or 7.3 percent of sales for the first six months of 1999 versus $802 million or 8.2 percent of sales for the first six months of 1998. Excluding the 1998 special charges of $84 million, administrative and selling expenses were $718 million or 7.4 percent of sales for the first six months of 1998.

Research and development expenses decreased to $246 million or 2.4 percent of sales for the first six months of 1999 from $298 million or 3.1 percent of sales for the first six months of 1998. The decrease in research and development expenses was due primarily to the elimination of duplicate research and development processes within RSC and the timing of expenditures during the year.

Operating income was $1,250 million or 12.2 percent of sales for the first six months of 1999 versus $1,064 million or 10.9 percent of sales for the first six months of 1998. Excluding the 1998 special charges, operating income was $1,148 million or 11.8 percent of sales. The changes in operating income by segment are discussed below.

Interest expense, net was $353 million for both the first six months of 1999 and 1998.

Other income, net for the first six months of 1999 was $5 million versus $102 million for the first six months of 1998, which included a $94 million pretax gain from divestitures.

The effective tax rate was 39.2 percent for the first six months of 1999 versus
39.6 percent for the first six months of 1998. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill.

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

Income before accounting change was $548 million for the first six months of 1999, or $1.60 per diluted share on 341.8 million average shares outstanding versus net income of $491 million for the first six months of 1998, or $1.43 per diluted share on 343.1 million average shares outstanding. Net income for the first six months of 1999 was $495 million, or $1.45 per diluted share.

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

Defense Systems reported sales for the first six months of 1999 of $2.7 billion, an increase from $2.5 billion for the same period a year ago. Operating income increased to $454 million, or 17.1 percent of sales for the first six months of 1999 from $372 million, or 15.2 percent of sales for the first six months of 1998. The increase in operating margin was primarily due to sales mix and lower costs as a result of restructuring actions.

Sensors and Electronic Systems reported sales of $1.4 billion for both the first six months of 1999 and 1998. Operating income was $234 million, or 16.9 percent of sales for the first six months of 1999 versus $230 million, or 16.5 percent of sales for the same period a year ago.

Command, Control, Communication, and Information Systems reported sales of $1.9 billion for the first six months of 1999 versus $1.8 billion of sales for the first six months of 1998. Operating income was $238 million, or 12.8 percent of sales for the first six months of 1999 compared to $147 million or 8.3 percent for the same period of 1998. The increase in operating margin was primarily due to sales mix, prior year charges on international programs, and favorable claim settlements.

Aircraft Integration Systems, Training and Services, Commercial Electronics, and Other reported sales of $1.6 billion for the first six months of 1999, down from $1.8 billion for the first six months of 1998. Operating income was $147 million, or 9.0 percent of sales compared to $136 million, or 7.7 percent of sales for the same period a year ago. The decrease in sales was a result of the divestiture of the commercial laundry business in the second quarter of 1998. The increase in operating margin was primarily due to the 1998 special charges of $84 million offset by higher margin programs completed in the prior year.

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

Raytheon Aircraft reported sales of $1.4 billion for the first six months of 1999 versus $1.2 billion for the same period a year ago and operating margin of $127 million or 9.3 percent of sales, compared to $116 million or 9.9 percent of sales for the same period a year ago. The increase in sales is due to increased demand for mid-size corporate jets. The decline in operating margin as a percent of sales was due to increased research and development expenses for two new aircraft, the Premier I and Hawker Horizon. Also contributing to the decrease in operating margin as a percent of sales was the divestiture of the Raytheon Aircraft Montek subsidiary in the fourth quarter of 1998.

Backlog consisted of the following at:

                                 July 4,      Dec. 31,     June 28,
                                  1999         1998         1998
                                (Restated)   (Restated)   (Restated)
                                ----------   ----------   ----------
                                           (In millions)

Electronics                      $17,801       $17,648     $15,625
Engineering and Construction       3,498         3,888       2,691
Aircraft                           3,440         2,509       2,335
                                 -------       -------     -------
Total backlog                    $24,739       $24,045     $20,651
                                 =======       =======     =======
U.S. government backlog
    included above               $14,159       $14,622     $11,589
                                 =======       =======     =======

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

Financial Condition and Liquidity

Net cash used in operating activities for the first six months of 1999 was $808 million versus $164 million for the first six months of 1998. The increase was due principally to increased working capital requirements in the Electronics businesses, costs associated with restructuring activities, and an increase in inventory at Raytheon Aircraft. The first quarter 1999 delayed customer billings of $57 million resulting from problems encountered during a new financial software implementation were corrected in the second quarter of 1999. During the first half of 1999, the Company incurred $316 million of restructuring-related expenditures at RSC and RE&C combined, compared to $27 million during the same period a year ago.

Net cash used in investing activities was $248 million for the first six months of 1999 versus cash provided of $2 million for the first six months of 1998. Origination and sale of financing receivables for the six months ended July 4, 1999 were $587 million and $484 million, respectively, versus orgination and sale of financing receivables for the six months ended June 28, 1998 of $496 million and $392 million, respectively. Capital expenditures were $181 million for the first six months of 1999 versus $241 million for the first six months of 1998. Capital expenditures including facilities consolidation for the full year 1999 are expected to be approximately $500 million. Proceeds from the sale of operating units and investments was $54 million for the first six months of 1999 versus $406 million for the first six months of 1998. During the first six months of 1998, the company made payments of $86 million for transaction-related expenditures incurred in connection with the acquisition of Texas Instruments' defense business and the merger with the defense business of Hughes Electronics Corporation (Hughes Defense).

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

Financial instruments held by the Company which are subject to interest rate risk include notes payable, commercial paper, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at July 4, 1999 which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent is $1 million, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a one-year increase of 10 percent in the interest rate of each variable rate financial instrument held by the Company at July 4, 1999. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

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

 Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 10.1    Raytheon Company 1991 Stock Plan

             Exhibit 10.2    Raytheon Company 1995 Stock Option Plan

             Exhibit 27.1 Restated Financial Data Schedule for the period ended July 4, 1999 (filed only electronically with the Securities and Exchange Commission)

             Exhibit 27.2 Restated Financial Data Schedule for the period ended June 28, 1998 (filed only electronically with the Securities and Exchange Commission)

         (b) Reports on Form 8-K

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

                                      RAYTHEON COMPANY (Registrant)

                                      By:  /s/ Franklyn A. Caine
                                               Franklyn A. Caine
                                               Senior Vice President and
                                               Chief Financial Officer

                                      By:  /s/ Michele C. Heid
                                               Michele C. Heid
                                               Vice President and
                                               Corporate Controller
                                               (Chief Accounting Officer)


August 18, 1999

                                  Exhibit List


         Exhibit No.               Description


            10.1              Raytheon Company 1991 Stock Plan

            10.2              Raytheon Company 1995 Stock Option Plan

            27.1 Restated Financial Data Schedule for the period ended July 4, 1999

            27.2 Restated Financial Data Schedule for the period ended June 28, 1998