Form 10-Q/A
period 1999-10-03
RAYTHEON CO/
filed 2000-01-21
CIK 1047122

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

RAYTHEON COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RAYTHEON COMPANY

BALANCE SHEETS
                                              (Unaudited)
                                             Oct. 3, 1999       Dec. 31, 1998
                                              (Restated)         (Restated)
                                             ------------       -------------
                                                       (In millions)
ASSETS
Current assets
  Cash and cash equivalents                    $   113            $   421
  Accounts receivable, less allowance for
    doubtful accounts                              785                618
  Contracts in process                           5,537              4,859
  Inventories                                    2,003              1,991
  Deferred federal and foreign income taxes        667                840
  Prepaid expenses and other current assets        290                236
                                               -------            -------
         Total current assets                    9,395              8,965
Property, plant, and equipment, net              2,311              2,275
Goodwill, net                                   14,115             14,396
Other assets, net                                2,863              2,596
                                               -------            -------
                  Total assets                 $28,684            $28,232
                                               =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current portion
      of long-term debt                        $ 3,112            $   827
  Advance payments, less contracts in
      process                                    1,033              1,251
  Accounts payable                               1,571              2,071
  Accrued salaries and wages                       675                703
  Other accrued expenses                         1,679              2,180
                                               -------            -------
         Total current liabilities               8,070              7,032
Accrued retiree benefits and other
  long-term liabilities                          1,724              1,679
Deferred federal and foreign income taxes          624                561
Long-term debt                                   7,296              8,163
Stockholders' equity                            10,970             10,797
                                               -------            -------
                  Total liabilities and
                      stockholders' equity    $ 28,684           $ 28,232
                                              ========           ========

    The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF INCOME (Unaudited)

                                                               Three Months Ended                    Nine Months Ended
                                                           Oct. 3,           Sept. 27,           Oct. 3,          Sept. 27,
                                                            1999               1998               1999              1998
                                                         (Restated)         (Restated)         (Restated)        (Restated)
                                                        ------------       ------------       ------------      ------------
                                                                      (In millions except per share amounts)
Net sales                                               $      4,776       $      4,431       $     15,011      $     14,161
                                                        ------------       ------------       ------------      ------------
Cost of sales                                                  4,323              3,671             12,318            11,237
Administrative and selling expenses                              388                404              1,132             1,206
Research and development expenses                                115                134                361               432
                                                        ------------       ------------       ------------      ------------
Total operating expenses                                       4,826              4,209             13,811            12,875
                                                        ------------       ------------       ------------      ------------
Operating income (loss)                                          (50)               222              1,200             1,286
                                                        ------------       ------------       ------------      ------------
Interest expense, net                                            180                180                533               533
Other expense (income), net                                        3                 (7)                (2)             (109)
                                                        ------------       ------------       ------------      ------------
Non-operating expense, net                                       183                173                531               424
                                                        ------------       ------------       ------------      ------------
Income (loss) before taxes                                      (233)                49                669               862
Federal and foreign income tax
    provision (benefit)                                          (70)                37                284               359
                                                        ------------       ------------       ------------      ------------
Income (loss) before accounting change                          (163)                12                385               503

Cumulative effect of change in
    accounting principle, net of tax                              --                 --                 53                --
                                                        ------------       ------------       ------------      ------------
Net income (loss)                                       $       (163)      $         12       $        332      $        503
                                                        ============       ============       ============      ============
Earnings (loss) per share before
    accounting change
         Basic                                          $      (0.48)      $       0.04       $       1.14      $       1.49
         Diluted                                        $      (0.48)      $       0.04       $       1.12      $       1.47

Earnings (loss) per share
         Basic                                          $      (0.48)      $       0.04       $       0.98      $       1.49
         Diluted                                        $      (0.48)      $       0.04       $       0.97      $       1.47

Dividends declared per common share                     $       0.20       $       0.20       $       0.60      $       0.60

    The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                         Nine Months Ended
                                                                               Oct. 3, 1999            Sept. 27, 1998
                                                                                (Restated)               (Restated)
                                                                               -------------           ---------------
                                                                                           (In millions)
 Cash flows from operating activities
    Net income                                                                   $    332                  $    503
    Adjustments to reconcile net income to net cash
       used in operating activities, net of the
       effect of acquisitions and divestitures
          Depreciation and amortization                                               522                       588
          Net gain on sales of operating units and investments                        (22)                      (99)
          Increase in accounts receivable                                            (201)                      (26)
          Increase in contracts in process                                           (687)                     (464)
          Increase in inventories                                                    (178)                     (492)
          Decrease in current deferred federal and foreign
             income taxes                                                             173                       275
          (Increase) decrease in prepaid expenses and
             other current assets                                                     (61)                        9
          (Decrease) increase in advance payments                                    (217)                      144
          Decrease in accounts payable                                               (484)                      (77)
          (Decrease) increase in accrued salaries and wages                           (25)                        7
          Decrease in other accrued expenses                                         (524)                     (507)
          Other adjustments, net                                                       37                       (20)
                                                                                 --------                  --------
Net cash used in operating activities                                              (1,335)                     (159)
                                                                                 --------                  --------
Cash flows from investing activities
    Sale of financing receivables                                                     804                       620
    Origination of financing receivables                                             (941)                     (819)
    Collection of financing receivables not sold                                       67                        39
    Expenditures for property, plant, and equipment                                  (292)                     (374)
    Proceeds from sale of property, plant, and equipment                               --                       481
    Increase in other assets                                                          (84)                      (29)
    Proceeds from sales of operating units and
       investments                                                                    244                       497
    Payment for purchase of acquired companies                                         --                       (96)
                                                                                 --------                  --------
Net cash (used in) provided by investing activities                                  (202)                      319
                                                                                 --------                  --------
Cash flows from financing activities
    Dividends                                                                        (201)                     (203)
    Increase (decrease) in short-term debt                                          1,411                    (1,597)
    Increase in long-term debt                                                          6                     1,573
    Purchase of treasury shares                                                      (150)                     (186)
    Proceeds under common stock plans                                                 163                        68
                                                                                 --------                  --------
Net cash provided by (used in) financing activities                                 1,229                      (345)
                                                                                 --------                  --------
Net decrease in cash and cash equivalents                                            (308)                     (185)
Cash and cash equivalents at beginning of year                                        421                       296
                                                                                 --------                  --------
Cash and cash equivalents at end of period                                       $    113                  $    111
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

2.        Restatement of Financial Statements

On December 6, 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. After reexamining the terms underlying certain transactions of Raytheon Aircraft, the Company has determined that revenue related to these transactions should be reversed. In view of the cumulative effect of the unrecorded adjustment on the results of future periods, the Company has restated its annual and quarterly consolidated financial statements. The restatements were required to reverse sales that the Company believed were properly recorded as bill and hold sales when the manufacturing process was substantially complete and the rights of ownership of the aircraft had passed to the buyer, but before minor modifications had been completed and the physical delivery of the aircraft occurred. The restated financial statements reflect sales when final delivery of the aircraft occurred. As these adjustments relate to the timing of revenue recognition all reversals are recognized in later periods. The financial statements and related notes set forth in this Form 10-Q/A reflect all such restatements. A summary of the impact of the restatements for the periods ended October 3, 1999 and September 27, 1998 follows (in millions except per share amounts):

Results of Operations
---------------------

                                Three Months Ended        Three Months Ended
                                 October 3, 1999          September 27, 1998
                               ---------------------     ---------------------
                               Previously   As           Previously   As
                               Reported     Restated     Reported     Restated
Net sales                        $4,728       $4,776       $4,436       $4,431
Cost of sales                     4,285        4,323        3,678        3,671
Operating income (loss)             (60)         (50)         220          222
Net income (loss)                  (169)        (163)          11           12
Diluted earnings (loss)
  per share                      $(0.50)      $(0.48)      $ 0.03       $ 0.04

                                 Nine Months Ended        Nine Months Ended
                                  October 3, 1999         September 27, 1998
                               ---------------------     ---------------------
                               Previously   As           Previously   As
                               Reported     Restated     Reported     Restated
Net sales                       $14,833      $15,011      $14,088      $14,161
Cost of sales                    12,170       12,318       11,175       11,237
Operating income                  1,170        1,200        1,275        1,286
Net income                          313          332          495          503
Diluted earnings per share      $  0.91      $  0.97      $  1.45      $  1.47

Financial Position
------------------
                                  October 3, 1999          December 31, 1998
                               ---------------------     ---------------------
                               Previously   As           Previously   As
                               Reported     Restated     Reported     Restated
Inventories                     $ 1,866      $ 2,003      $ 1,711      $ 1,991
Deferred taxes                      646          667          809          840
Current assets                    9,220        9,395        8,637        8,965
Total assets                     28,544       28,684       27,939       28,232
Advance payments                    827        1,033          865        1,251
Accounts payable                  1,590        1,571        2,091        2,071
Other accrued expenses            1,686        1,679        2,194        2,180
Current liabilities               7,890        8,070        6,680        7,032
Stockholders' equity             11,010       10,970       10,856       10,797

3.        Restructuring

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

During the first nine months of 1999, the Company's activity related to the restructuring initiatives at the Electronics businesses and RE&C was as follows:

                                                                 Electronics     Electronics       RE&C
                                                                 Exit Costs     Restructuring   Restructuring
                                                                 ------------   -------------   -------------
                                                                      (In millions except employee data)
Accrued liability at December 31, 1998                              $   399        $   164         $    66
                                                                    -------        -------         -------

Charges and liabilities accrued
       Severance and other employee related costs                        33             55              20
       Facility closure and related costs                                14             47             (10)
                                                                    -------        -------         -------
                                                                         47            102              10
                                                                    -------        -------         -------
Costs incurred
       Severance and other employee related costs                        84             24              38
       Facility closure and related costs                               159             31              10
                                                                    -------        -------         -------
                                                                        243             55              48
                                                                    -------        -------         -------

Accrued liability at October 3, 1999                                $   203        $   211         $    28
                                                                    =======        =======         =======

Cash expenditures                                                   $   243        $    55         $    48

Number of employee terminations due to
  restructuring actions during the first nine
  months of 1999                                                      2,400            600             400

Number of square feet exited due to
  restructuring actions during the first nine
  months of 1999                                                        1.1            0.5             0.1


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

                                                                  Net Sales                      Operating Income (Loss)
                                                              Three Months Ended                   Three Months Ended
                                                            Oct. 3,          Sept. 27,          Oct. 3,           Sept. 27,
                                                             1999              1998              1999               1998
                                                          (Restated)        (Restated)        (Restated)         (Restated)
                                                        -------------      ------------      ------------      --------------
                                                                                   (In millions)
Defense Systems                                            $  1,242           $  1,145          $     62          $     249
Sensors and Electronic Systems                                  721                828                39                129
Command, Control, Communication, and
    Information Systems                                         799                841                (8)                94
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                                                   653                804              (101)                18
                                                           --------           --------          --------          ---------
Total Electronics                                             3,415              3,618                (8)               490
Engineering and Construction                                    659                246              (115)              (338)
Aircraft                                                        702                567                73                 70
                                                           --------           --------          --------          ---------
Total                                                      $  4,776           $  4,431          $    (50)         $     222
                                                           =========          ========          ========          =========

                                                                  Net Sales                   Operating Income (Loss)
                                                              Nine Months Ended                  Nine Months Ended
                                                          Oct. 3,           Sept. 27,         Oct. 3,          Sept. 27,
                                                           1999               1998             1999              1998
                                                         (Restated)         (Restated)      (Restated)         (Restated)
                                                        ------------       ------------    ------------      -------------
                                                                                   (In millions)
Defense Systems                                            $  3,900         $  3,595         $    516           $    621
Sensors and Electronic Systems                                2,106            2,225              273                359
Command, Control, Communication, and
    Information Systems                                       2,655            2,614              229                240
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                                                 2,286            2,576               47                154
                                                           --------         --------         --------           --------
Total Electronics                                            10,947           11,010            1,065              1,374
Engineering and Construction                                  2,001            1,408              (65)              (275)
Aircraft                                                      2,063            1,743              200                187
                                                           --------         --------         --------           --------
Total                                                      $ 15,011         $ 14,161         $  1,200           $  1,286
                                                           ========         ========         ========           ========

                                                     Identifiable Assets
                                                Oct. 3, 1999     Dec. 31, 1998
                                                 (Restated)        (Restated)
                                              ---------------  -----------------
                                                        (In millions)
Defense Systems                                 $   2,491        $   2,286
Sensors and Electronic Systems                      2,034            1,823
Command, Control, Communication, and
    Information Systems                             1,611            1,641
Aircraft Integration Systems, Training
    and Services, Commercial Electronics,
    and Other                                       2,044            1,993
Unallocated Electronics Items                      13,097           13,032
                                                ---------        ---------
Total Electronics                                  21,277           20,775
Engineering and Construction                        1,637            1,478
Aircraft                                            3,089            2,667
Corporate                                           2,681            3,312
                                                ---------        ---------
Total                                           $  28,684        $  28,232
                                                =========        =========

Identifiable assets included in Unallocated Electronics Items primarily consist of goodwill. While these assets have not been allocated to the segments, the associated income statement impact, including goodwill amortization, has been included in the determination of the Electronics businesses operating income
(loss).

5.       Inventories

Inventories consisted of the following:

                                              Oct. 3, 1999      Dec. 31, 1998
                                               (Restated)         (Restated)
                                              ------------      -------------
                                                      (In millions)
Finished goods                                  $  241             $  317
Work in process                                  1,346              1,315
Materials and purchased parts                      564                507
Excess of current cost over LIFO values           (148)              (148)
                                                ------             ------
         Total inventories                      $2,003             $1,991
                                                ======             ======

6.       Special Purpose Entities

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

8.       Commitments and Contingencies

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

9.       Stockholders' Equity

Stockholders' equity consisted of the following:

                                              Oct. 3, 1999    Dec. 31, 1998
                                               (Restated)       (Restated)
                                              ------------    -------------
                                                     (In millions)
Preferred stock, no outstanding shares        $     --         $     --
Class A common stock, outstanding shares             1                1
Class B common stock, outstanding shares             2                2
Additional paid-in capital                       6,466            6,272
Accumulated other comprehensive income             (47)             (50)
Treasury stock                                    (412)            (257)
Retained earnings                                4,960            4,829
                                              --------         --------
         Total stockholders' equity           $ 10,970         $ 10,797
                                              ========         ========

Common stock outstanding                         338.4            336.8
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

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The computation of comprehensive income is as follows:


                                   Three Months Ended     Nine Months Ended
                                  Oct. 3,    Sept. 27,    Oct. 3,    Sept. 27,
                                    1999        1998        1999        1998
                                  (Restated) (Restated)   (Restated) (Restated)
                                   -------   ----------   ---------- ----------
                                              (In millions)

Net income (loss)                  $ (163)   $  12         $  332     $   503
Other comprehensive income (loss)       2       (5)             3         (26)
                                   ------    -----         ------     -------
Total comprehensive income (loss)  $ (161)   $   7         $  335     $   477
                                   ======    =====         ======     =======

10.   Change in Accounting Principle

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

11.  Subsequent Events

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

Net sales for the third quarter of 1999 were $4.8 billion versus $4.4 billion for the same period in 1998. Sales to the U.S. Department of Defense were 54 percent of sales for the third quarter of 1999 versus 60 percent of sales for the third quarter of 1998. Total third quarter 1999 and 1998 sales to the U.S. government, including foreign military sales, were 62 percent and 71 percent of sales, respectively. Sales to the U.S. Department of Defense and U.S. government decreased due primarily to revenue reductions associated with the Raytheon Systems Company (RSC) 1999 third quarter charges described below. Total international sales, including foreign military sales, were 25 percent of sales for the third quarter of 1999 versus 21 percent of sales for the third quarter of 1998. International sales were lower in the third quarter of 1998 due primarily to the Raytheon Engineers & Constructors (RE&C) 1998 third quarter charges described below.

Gross margin for the third quarter of 1999 was $453 million or 9.5 percent of sales versus $760 million or 17.2 percent of sales for the third quarter of 1998. The decrease in gross margin was primarily attributable to the 1999 and 1998 third quarter charges described below.

Administrative and selling expenses were $388 million or 8.1 percent of sales for the third quarter of 1999 versus $404 million or 9.1 percent of sales for the third quarter of 1998. The decrease in administrative and selling expenses as a percent of sales was primarily attributable to the $42 million 1998 third quarter charges.

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
                                ====       ====       ====       ====     ====

The Company's operating loss was $50 million for the third quarter of 1999 versus operating income of $222 million for the third quarter of 1998. The changes in operating income (loss) by segment are discussed below.

Interest expense, net was $180 million for both the third quarter of 1999 and 1998.

Other expense, net for the third quarter of 1999 was $3 million, which included a $14 million charge for the write-off of the Company's investment in Iridium, versus other income, net of $7 million for the third quarter of 1998.

The Company's net loss was $163 million for the third quarter of 1999, or a loss of $0.48 per diluted share on 338.0 million average shares outstanding versus net income of $12 million for the third quarter of 1998, or $0.04 per diluted share on 341.5 million average shares outstanding.

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

Raytheon Aircraft reported third quarter 1999 sales of $702 million versus $567 million for the same period a year ago and operating income of $73 million or
10.4 percent of sales versus $70 million or 12.3 percent of sales for the same period a year ago. The increase in sales is due to increased demand for the King Air and Hawker aircraft. The decline in operating margin as a percent of sales was due to increased development and start-up costs for the Premier I, Hawker Horizon, and JPATS aircraft.

Nine months 1999 versus nine months 1998

Net sales for the first nine months of 1999 were $15.0 billion, an increase of
6.0 percent versus $14.2 billion for the same period in 1998. Sales to the U.S. Department of Defense were 54 percent of sales for the first nine months of 1999 versus 57 percent of sales for the first nine months of 1998. Total sales to the U.S. government during the first nine months of 1999 and 1998, including foreign military sales, were 62 percent and 67 percent of sales, respectively. Total international sales, including foreign military sales, were 26 percent of sales for the first nine months of 1999 versus 24 percent of sales for the same period in 1998.

Gross margin for the first nine months of 1999 was $2,693 million or 17.9 percent of sales versus $2,924 million or 20.6 percent of sales for the first nine months of 1998. The decrease in gross margin was primarily attributable to the charges described below.

Administrative and selling expenses were $1,132 million or 7.5 percent of sales for the first nine months of 1999 versus $1,206 million or 8.5 percent of sales for the first nine months of 1998. The decrease in administrative and selling expenses was primarily attributable to the $126 million 1998 charges.

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

Operating income was $1,200 million or 8.0 percent of sales for the first nine months of 1999 versus $1,286 million or 9.1 percent of sales for the first nine months of 1998. The changes in operating income by segment are discussed below.

Interest expense, net was $533 million for both the first nine months of 1999 and 1998.

Other income, net for the first nine months of 1999 was $2 million versus $109 million for the first nine months of 1998, which included a $99 million pretax gain from divestitures.

The effective tax rate was 42.5 percent for the first nine months of 1999 versus
41.6 percent for the first nine months of 1998. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill.

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

Income before accounting change was $385 million for the first nine months of 1999, or $1.12 per diluted share on 342.4 million average shares outstanding versus net income of $503 million for the first nine months of 1998, or $1.47 per diluted share on 342.5 million average shares outstanding. Net income for the first nine months of 1999 was $332 million, or $0.97 per diluted share.

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

Raytheon Aircraft reported sales of $2.1 billion for the first nine months of 1999 versus $1.7 billion for the same period a year ago and operating income of $200 million or 9.7 percent of sales, compared to $187 million or 10.7 percent of sales for the same period a year ago. The increase in sales is due to increased demand for the King Air and Hawker aircraft. The decline in operating income as a percent of sales was due to increased development and start-up costs for the Premier I, Hawker Horizon, and JPATS aircraft. Also contributing to the decrease in operating income as a percent of sales was the divestiture of the Raytheon Aircraft Montek subsidiary in the fourth quarter of 1998.

Backlog consisted of the following:

                                 Oct. 3,      Dec. 31,     Sept. 27,
                                  1999          1998         1998
                               (Restated)    (Restated)    (Restated)
                               ----------    ----------    ----------
                                             (In millions)

Electronics                      $18,433       $17,648      $15,996
Engineering and Construction       2,990         3,888        3,712
Aircraft                           3,517         2,509        2,550
                                 -------       -------      -------
Total backlog                    $24,940       $24,045      $22,258
                                 =======       =======      =======
U.S. government backlog
    included above               $14,485       $14,622      $14,135
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

Forward-Looking Statements

Certain statements made in this report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act, regarding the Company's future plans, objectives and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "anticipate," "estimate," "intend," or "plan" are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide-range of risks, and there can be no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include but are not limited to: differences in anticipated and actual program results, the ultimate resolution of the contingencies discussed in Note 7 to the Financial Statements (Unaudited) included in Part I, Item 1 above and the legal matters discussed in Part II,
Item 1 below, the ability to realize anticipated cost efficiencies, the effect of market conditions, the impact of competitive products and pricing, potential cost growth on new product introductions at Raytheon Aircraft, the impact on recourse obligations of Raytheon Aircraft due to changes in the collateral values of financed aircraft, risks inherent with large long-term fixed price contracts, government customers' budgetary constraints, the successful resolution of Year 2000 related issues, government import and export policies, termination of government contracts, financial and governmental risks related to international transactions, and the integration of acquisitions, among other things. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in the Company's reports filed with the Securities and Exchange Commission, including "Item 1-Business" in Raytheon's Annual Report on Form 10-K/A for the year ended December 31, 1998.

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

The following describes new matters or developments of previously reported matters that have occurred since filing of the Company's 1998 Annual Report on Form 10-K/A. See the "Legal Proceedings" section of the Company's 1998 Annual Report on Form 10-K/A for a description of previously reported matters.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity" and "Note 7 - Commitments and Contingencies" of the Notes to Financial Statements (Unaudited) included in this Form 10-Q/A for a description of the Company's disputes with Hughes Electronics regarding the following matters: (i) the determination of the final purchase price for Hughes Defense and (ii) a claim by the Company against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics prior to the merger of Raytheon Company and HE Holdings, Inc.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 27.1 Restated Financial Data Schedule for the period ended October 3, 1999 (filed only electronically with the Securities and Exchange Commission)

               Exhibit 27.2 Restated Financial Data Schedule for the period ended September 27, 1998 (filed only electronically with the Securities and Exchange Commission)

         (b)   Reports on Form 8-K

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