Form 10-K
period 1999-12-31
RAYTHEON CO/
filed 2000-03-28
CIK 1047122

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                Identification  No.)


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

A disclosure of one delinquent filer pursuant to Item 405 of Regulation S-K will be contained in the Registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 27, 2000, was approximately $6,621,599,169. For purposes of this disclosure, non-affiliates are deemed to be all persons other than members of the Board of Directors of the Registrant.

Number of shares of Common Stock outstanding as of February 27, 2000:
337,647,682, consisting of 100,778,310 shares of Class A Common Stock and 236,869,372 shares of Class B Common Stock.

Documents incorporated by reference and made a part of this Form 10-K:

      Portions of Raytheon's Annual Report         Part I, Part II, Part IV
      to Stockholders for the fiscal year
      ended December 31, 1999

      Portions of the Proxy Statement for Raytheon's       Part III
      2000 Annual Meeting which will be filed with the Commission within 120 days after the close of Raytheon's fiscal year

                                     PART I

Item 1.  Business

                                     GENERAL

         Raytheon Company ("Raytheon" or the "Company") is a global technology leader, with worldwide 1999 sales of $19.8 billion. The Company provides products and services in the areas of defense and commercial electronics, engineering and construction, and business and special mission aircraft. Raytheon has operations throughout the United States and serves customers in more than 80 countries around the world.

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

                                BUSINESS SEGMENTS

Electronics

         Defense Electronics. Raytheon's defense electronics businesses represent the combination and consolidation of four legacy defense organizations--Raytheon Electronic Systems, Raytheon E-Systems, Raytheon TI Systems and the defense electronics business of Hughes Electronics Corporation. Raytheon's defense electronics businesses are engaged in the design, manufacture and service of advanced electronic devices, equipment and systems for both government and commercial customers. In addition to defense electronics systems, Raytheon has been successful in the conversion of certain defense electronics technologies to commercial and non-defense applications such as air traffic control, environmental monitoring and communications. In 1999 the Company's defense electronics business was conducted through the following business segments: Defense Systems; Sensors and Electronics Systems; Command, Control, Communication and Information Systems; Aircraft Integration Systems; and Training and Services.

         See "Business Segments - Consolidations and Reorganizations" regarding the reorganization of the Company's defense electronics businesses.

         Defense Systems. The Defense Systems segment ("DSS") focuses on anti-ballistic missile systems; air defense; air-to-air, surface-to-air, and air-to-surface missiles; naval and maritime systems; ship self-defense systems; torpedoes; strike, interdiction and cruise missiles; and advanced munitions.

         DSS produces the Patriot ground-based air defense missile system, which is capable of tracking and intercepting enemy aircraft, cruise missiles, and tactical ballistic missiles. In addition to the U.S., eight nations have selected Patriot as an integral part of their air defense systems. Since the end of the Gulf War in 1991, Raytheon has received approximately $3.5 billion in international orders for Patriot equipment and services. In addition, DSS leads Raytheon's efforts as the prime contractor for the Hawk ground-launched missile, which is in service with the U.S. and 18 allied nations.

         DSS develops ground-based phased-array radars, including the X-Band Radar (XBR) and Upgrade Early Warning Radar (UEWR) for National Missile Defense, as well as the Ground-Based Radar (GBR) for the Theater High Altitude Area Defense (THAAD) system, part of the U.S. Army's Theater Missile Defense Program. It also is developing next-generation theater missile interceptors for the Navy Area Defense (NAD) and Navy Theater Wide (NTW) systems and the Exoatmospheric Kill Vehicle (EKV) for National Missile Defense.

         DSS manufactures the primary air-to-air missile for the U.S. Air Force and Navy fighter aircraft - the Advanced Medium Range Air-to-Air Missile (AMRAAM), and is developing the AIM-9X (short-range air-to-air missile). Other missiles produced by DSS include Tomahawk, TOW, Stinger, Maverick, Standard, the High Speed Anti-Radiation Missile (HARM), Paveway laser-guided bombs, Extended Range Guided Munitions (ERGM), XM-982, Joint Stand Off Weapon (JSOW), and Javelin (pursuant to a joint venture with Lockheed Martin Corporation).

         DSS also leads Raytheon's efforts as the prime contractor for the NATO Sea-Sparrow Surface to Air Missile System (NSSMS), as well as producing the air- and surface-launched versions of the Sparrow missile for both the U.S. and foreign Navies. DSS produces Phalanx and the Rolling Airframe Missile (RAM), which the U.S. and foreign Navies use as part of the ship self-defense system. DSS develops sonars, combat control systems, minehunting equipment and torpedoes for submarines and ships in U.S. and allied fleets, in addition to designing unmanned underwater vehicles and laser sensors. DSS produces a variety of shipboard radar systems. DSS also leads Raytheon's development efforts on the U.S. Navy's next generation of surface combatant ships, the DD-21.

         Sensors and Electronic Systems. The Sensors and Electronic Systems segment ("SES") specializes in radar, electronic warfare, infrared, laser, and GPS technologies. Its programs focus on land, naval, airborne and spaceborne systems used for surveillance, reconnaissance, targeting, navigation, commercial and scientific applications.

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

         SES night vision and fire control systems equip combat vehicles like the M1 Abrams tank, Bradley Fighting Vehicle and a host of light armored vehicles, ships and submarines, and aircraft. The segment also puts state of the art technology in the hands of the infantry. Its sensor and electronic systems are used for law enforcement, security, oil spill response, search and rescue and many other commercial and industrial applications. One commercial night vision application is a night driving safety option on the model year 2000 Cadillac(R) DeVille(R)(1).

         The segment's surface radar products include radars for intelligence/data collection, spacetrack, deep space surveillance, missile warning and imaging and command and control radars. Tactical radars include battlefield radars for Forward Area Air Defense Systems and hostile weapons locating radars.

         Command, Control, Communication and Information Systems. The Command, Control, Communication and Information Systems segment ("C3I") is involved in command, control and communication systems; air traffic control systems; tactical radios; satellite communication ground control terminals; wide area surveillance systems; advanced transportation systems; simulators and simulation systems; ground-based information processing systems; image processing; large scale information retrieval, processing and distribution systems; and global broadcast systems.

         An example of C3I's capabilities in the area of advanced information integration is the U.S. Navy's Cooperative Engagement Capability (CEC) program. CEC integrates sensor information from multiple sources to provide ships, aircraft and land-based installations an integrated air picture. The system has now successfully completed more than eight years of comprehensive at-sea testing, including several live fire tests, and is now facing the challenges of integration into the fleet.

         C3I led Raytheon's role as the prime contractor for the Brazilian System for the Vigilance of the Amazon (SIVAM) program, which calls for the delivery of an integrated information network linking numerous sensors to regional and national coordination centers. Information will be used to enable the Brazilian Government to protect the environment, improve air safety and weather forecasts, help control epidemics, manage land occupation and usage and ensure effective law enforcement and border control.

         C3I also designs and installs air traffic control (ATC) and weather systems at airports worldwide. One example is the Federal Aviation Administration (FAA)/DoD's Standard Terminal Automation Replacement System (STARS) program, which will modernize and upgrade approximately 370 air traffic control sites across the United States. Some of the countries Raytheon is providing ATC systems and radars for include: Australia, Canada, Cyprus, Germany, Hong Kong, India, Jamaica, The Netherlands, Norway, Oman, the People's Republic of China, Switzerland and Taiwan.

(1) Cadillac and DeVille are registered trademarks of General Motors
    Corporation.

          Aircraft Integration Systems. The Aircraft Integration Systems segment ("AIS") focuses on integration of airborne surveillance and intelligence systems and aircraft modifications.

         AIS specializes in developing and integrating complex electronic systems for airborne Intelligence, Surveillance, and Reconnaissance (ISR) missions. AIS provides signals intelligence, air-ground surveillance, maritime surveillance, and airborne command post systems to both U.S. Government and foreign customers. In addition, AIS modernizes aging aircraft through structural refurbishment and avionics upgrades including completely new "glass" cockpits with the latest display technologies and FAA-required air traffic management systems that enhance air safety. The segment also designs and installs interiors for executive aircraft and performs Special Operations Forces Support Activity (SOFSA).

          Training and Services. The Training and Services segment operates under Raytheon Technical Services Company ("RTSC"). RTSC provides technical services; training programs; and logistics and base operations support throughout the U.S. and in 22 other countries.

         RTSC performs complete engineering and depot-level cradle-to-grave support to Raytheon-manufactured equipment and to various commercial and military customers. Services provided include installation and test of upgrades to deployed systems; engineering design, planning, and testing; repair and refurbishment of DoD equipment; software engineering support; data management; preparation of technical manuals; training for allied forces; system and facility installations; field testing and evaluation; field engineering; and system operation and maintenance.

         RTSC is a world leader in providing and supporting range instrumentation systems and bases worldwide for the DoD. It also provides missile range calibration services for the U.S. Air Force, trains U.S. Army personnel in battlefield tactics and supports undersea testing and evaluation for the U.S. Navy. RTSC provides operations and engineering support to the Atlantic Underwater Test and Evaluation Center, range technical support at Cape Canaveral, and facilities maintenance at several DoD facilities, including the U.S. Army's missile testing range in the Kwajalein Atoll. It also provides base operations support to DoD facilities on Guam, Johnston Atoll and other locations.

         RTSC supplies professional services to a broad range of customers in the areas of space and earth sciences, scientific data management, transportation management, remote sensing, and computer networking. RTSC also supports the U.S. Government's demilitarization activities in countries of the former Soviet Union and the development and operation of Space Shuttle and Space Station simulators for NASA's Johnson Space Center. It also provides logistics and science support for the National Science Foundation's Antarctica program.

         RTSC is a leader in commercial training, managing corporate universities for General Motors and Raytheon, as well as providing instructor and computer-based training to a number of commercial clients. The work for General Motors ranges from dealer enthusiasm training in more than twenty languages in Europe to factory floor training in plants around the world and training for engineering support in North America. As part of the reorganization of the Company's commercial businesses, RTSC's commercial training business was moved to Commercial Electronics.

         See "Business Segments - Consolidations and Reorganizations" regarding the reorganization of the Company's commercial electronics businesses.

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

         Raytheon is using its gallium arsenide MMIC technology to develop direct broadcast satellite television receivers and is currently delivering high volumes of gallium arsenide power amplifiers to Motorola for use in the digital StarTAC(R)2 phone for the cellular market.

         For financial reporting purposes, certain operating segments within Electronics have been aggregated as they exhibit similar long-term financial performance characteristics. All material intercompany transactions have been eliminated. During 1999 the reportable segments within Electronics included the following: Defense Systems; Sensors and Electronic Systems; Command, Control, Communication and Information Systems; and a combined group made up of Aircraft Integration Systems, Training and Services, Commercial Electronics and Other.

         See "Business Segments - Consolidations and Reorganizations" regarding the reorganization of the Company's defense and commercial electronics businesses.

Aircraft

     Raytheon Aircraft offers a broad product line in the general aviation market. Raytheon Aircraft manufactures, markets and supports piston-powered aircraft, jet props and light and medium jets for the world's commercial, regional airlines and military aircraft markets.

         Raytheon Aircraft's piston-powered aircraft line includes the single-engine Beech Bonanza and the twin-engine Beech Baron aircraft for business and personal flying. The segment's King Air jetprop series includes the Beech King Air C90, B200, and 350. The jet line includes the Beechjet 400A and the Hawker 800XP midsize business jet. Raytheon Aircraft is the leading producer of 19-passenger regional airliners, selling the Beech 1900D stand-up cabin aircraft to commuter airlines and corporate customers. The Raytheon Premier I entry-level business jet is currently in a certification test program. To date, approximately 200 firm orders have been received for the Premier I, with an anticipated certification by mid-year 2000 and deliveries to begin in the second half of 2000. A new super midsize business jet, the Hawker Horizon, is currently in development, leading to anticipated airplane certification and delivery in 2001.

(2) StarTAC is a registered trademark of Motorola, Inc.

         The segment supplies aircraft training systems for the military, including the T-6A trainer selected as the next-generation trainer for the U.S. Air Force and Navy under the Joint Primary Aircraft Training (JPATS) contract. Raytheon Aircraft produces special mission aircraft, including a C-12 militarized version of the King Air B200 and the U-125 search-and-rescue variant of the Hawker 800.

         Raytheon Aerospace manages approximately 1,500 aircraft at over 250 sites around the world and provides contractor logistics and training support for military and other government aircraft and missile target systems. Raytheon Aircraft Services operates a network of business aviation service operations at airports across the U.S.

         Raytheon Travel Air sells fractional shares in aircraft and provides aircraft management and transportation services for the owners of the shares. The Travel Air program includes the Hawker 800XP, Beechjet 400A and the King Air
200. At year end 1999, Raytheon Travel Air had more than 400 fractional share owners.

Engineering and Construction

         Raytheon Engineers & Constructors ("RE&C") is a major full-service engineering and construction firm serving customers worldwide. RE&C's major product lines are Power, Infrastructure, Operations & Maintenance, Government, Industrial Products, and Petroleum and Chemicals. Its range of capabilities includes master planning, project financing, proprietary process technology, environmental assessment, engineering and design, procurement, construction and construction management, operations and maintenance, quality programs, and systems integration.

         RE&C undertakes some engineering and construction projects on a firm fixed price basis ("lump sum turnkey") and as a result, benefits from cost savings and carries the burden of cost overruns. RE&C is focusing on optimizing its mix of ongoing services work and lump sum turnkey projects.

         Examples of projects in which RE&C is currently engaged include: (i) a $1.1 billion Sithe Energies award for two power plant projects in Massachusetts;
(ii) a $1.1 billion project to design, build, operate, and maintain a light rail line in New Jersey; (iii) a project valued at more than $700 million to build a dam and power plant at San Roque in the Philippines; (iv) projects valued at a total of more than $1 billion to build and operate chemical weapons destruction facilities in Umatilla, Oregon and Pine Bluff, Arkansas; (v) projects valued at more than $120 million to design and build petrochemical facilities at two BASF sites in Europe; (vi) major expansions of two Corning optical fiber manufacturing plants in North Carolina; and (vii) operations and maintenance services at the Motiva Refinery in Delaware, where the company has been performing such work for more than 40 years.

         Financial information about Operations by Business Segments and Operations by Geographic Areas is contained in Note N to Raytheon's Financial Statements for the years ended December 31, 1999, 1998 and 1997 and is incorporated herein by reference.

Consolidations and Reorganizations

         In November 1999, the Company announced a reorganization of its defense electronics businesses. The reorganization will be reflected in the Company's 2000 financial statements. In the new structure, Raytheon Systems Company has been phased out; a new Electronic Systems business has been created by combining the Company's former Defense Systems and Sensors and Electronic Systems segments; and domestic and international business development has been combined in one organization to provide focused customer solutions worldwide. The Company also reorganized its Commercial Electronics business to put all commercial electronics businesses, plus certain commercializable products and technologies from Raytheon Systems Company, into one operating unit.

Divestitures

         Consistent with Raytheon's strategy of divesting non-core assets to focus and streamline core businesses and pay down debt, the Company divested a number of business units in 1999. Cash proceeds from divestitures and sales of investments totaled $267 million after tax.

                      SALES TO THE UNITED STATES GOVERNMENT

         Sales to the United States Government (the "Government"), principally to the Department of Defense ("DoD"), were $12.1 billion in 1999 and $12.8 billion in 1998, representing 60.8% of total sales in 1999 and 66.1% in 1998. Of these sales, $1.0 billion in 1999 and $1.7 billion in 1998 represented purchases made by the Government on behalf of foreign governments.

                              GOVERNMENT CONTRACTS

         The Company and various subsidiaries act as a prime contractor or major subcontractor for many different Government programs, including those that involve the development and production of new or improved weapons or other types of electronics systems or major components of such systems. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of Government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The Government is required to adjust equitably a contract price for additions or reductions in scope or other changes ordered by it.

         Generally, Government contracts are subject to oversight audits by Government representatives, and, in addition, they include provisions permitting termination, in whole or in part, without prior notice at the Government's convenience upon the payment of compensation only for work done and commitments made at the time of termination. In the event of termination, the contractor will receive some allowance for profit on the work performed. The right to terminate for convenience has not had any significant effect upon Raytheon's business in light of its total Government business.

         The Company's Government business is performed under both cost reimbursement and fixed price prime contracts and subcontracts. Cost reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule; and (iii) cost plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, Raytheon is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing contracts have been made partially or wholly unallowable by statute or regulation. Examples are charitable contributions, travel costs in excess of Government rates and certain litigation defense costs.

         The Company's fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm-fixed price contracts, Raytheon agrees to perform the contract for a fixed price and as a result benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, Raytheon shares with the Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly under such incentive contracts, the Company's profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm-fixed price and fixed-price incentive type contracts, the Company usually receives progress payments monthly from the Government generally in amounts equaling 75% and 80% of costs incurred under (i) DoD contracts and
(ii) all other Government contracts, respectively. The remaining amount, including profits or incentive fees, is billed upon delivery and final acceptance of end items under the contract.

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

         Companies which are engaged in supplying defense-related equipment to the Government are subject to certain business risks, some of which are peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

         See "Item 1. Sales to the United States Government" for information regarding the percentage of the Company's revenues generated from sales to the Government.

                                     BACKLOG

         The Company's backlog of orders at December 31, 1999 was $28.4 billion compared with $24.0 billion at the end of 1998. The 1999 amount includes funded backlog of $16.1 billion from the Government compared with $14.6 billion at the end of 1998.

         Approximately $4.4 billion of the overall backlog figure represents the unperformed portion of direct orders from foreign governments. Approximately $3.1 billion of the overall backlog represents non-government foreign backlog.

         Aircraft segment backlog was $4.3 billion at the end of 1999 versus $2.5 billion at the end of 1998. The increase was primarily due to the receipt of orders for general aviation aircraft including Horizon, Premier I and Hawker 800XP.

         Backlog in the Engineering and Construction segment was $3.4 billion at the end of 1999 compared with $3.9 billion at the end of 1998. Design and construction contracts in this segment typically take from eighteen months to several years to perform.

         Approximately $15.5 billion of the $28.4 billion 1999 year-end backlog is not expected to be filled during the following twelve months.

                            RESEARCH AND DEVELOPMENT

         During 1999, Raytheon expended $508.5 million on research and development efforts compared with $582.1 million in 1998 and $415.1 million in 1997. These expenditures principally have been for product development for the Government and for aircraft products. In addition, Raytheon conducts funded research and development activities under Government contracts which is included in net sales.

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

         See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 31 of the Company's Annual Report to Stockholders for the year ended December 31, 1999 for information regarding the "Year 2000" issue as it relates to the Company and the Company's suppliers.

                                   COMPETITION

         The Electronics business is a direct participant in most major areas of development in the defense, space, information gathering, data reduction and automation fields. Technical superiority and reputation, price, delivery schedules, financing, and reliability are among the principal competitive factors considered by electronics customers. The on-going consolidation of the U.S. and global defense, space and aerospace industries continues to intensify competition. Consolidation among U.S. defense, space and aerospace companies has resulted in three principal prime contractors for the DoD, including the Company. As a result of this consolidation, the Company frequently partners on various programs with its major suppliers, some of whom are, from time to time, competitors on other programs.

         The Aircraft segment competes primarily with four other companies in the business aviation industry. The principal factors for competition in the industry are price, financing, operating costs, product reliability, cabin size and comfort, product quality, travel range and speed, and product support. The Company believes we possess competitive advantages in the breadth of our product line, the performance of our product line, and the strength of our product support.

         Competition in the Engineering and Construction segment is intense and comes from a number of domestic and foreign firms, competing for major business opportunities worldwide. In addition to numerous small and specialty firms, there are nine large competitors to the Company in this industry. Competition is based primarily upon performance, technical skills, experience, reliability, financing, and price. The ability to recruit and maintain highly skilled and experienced professionals has a critical impact on the Company's competitiveness in this industry. The industry's intense competition, particularly on contracts that are competitively bid, can negatively impact price and margins. The Company believes that the diversity of our customer base is a competitive strength.

                              PATENTS AND LICENSES

         Raytheon has long been an innovative leader in the development of new products and manufacturing technologies. Raytheon and its subsidiaries own a large intellectual property portfolio which includes, by way of example, United States and foreign patents, unpatented know-how, trademarks and copyrights, all of which contribute significantly to the preservation of the Company's strong competitive position in the market. In certain instances, Raytheon has augmented its technology base by licensing the proprietary intellectual property of others. Although these patents and licenses are, in the aggregate, important to the operation of the Company's business, no existing patent, license, or similar intellectual property right is of such importance that its loss or termination would, in the opinion of management, have a material effect on the Company's business.

         Raytheon's patent position and intellectual property portfolio is deemed adequate for the conduct of its businesses. It is Raytheon's policy to enforce its own intellectual property rights and to respect the rights of others. Incidental to the normal course of business, infringement claims may arise or may be threatened both by and against Raytheon. In the opinion of management, these claims will not have a material adverse effect on the Company's operations.

                                   EMPLOYMENT

         As of December 31, 1999, Raytheon had approximately 105,300 employees compared with approximately 108,200 employees at the end of 1998. The decrease is mainly due to layoffs within defense electronics and RE&C. Subsidiaries of Raytheon Engineers & Constructors International, Inc. and certain other subsidiaries have craft employees engaged for individual projects not included in Raytheon's employee count.

         Raytheon considers its union-management relationships to be satisfactory. Raytheon has successfully negotiated labor agreements without any work stoppages during 1999. Raytheon currently has collective bargaining relationships with 11 different U.S. labor organizations and 5 different non-U.S. labor organizations involving 36 and 7 separate labor agreements, respectively.

                               INTERNATIONAL SALES

         Of total sales, Raytheon's sales to customers outside the United States (including foreign military sales) were 27%, 26% and 29% in 1999, 1998 and 1997, respectively. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, petrochemical, power and industrial plant design and construction, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communication. Foreign subsidiary working capital requirements generally are financed in the countries concerned. Sales and income from international operations are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. Raytheon generally has been able to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments.

         Raytheon utilizes the services of sales representatives and distributors in connection with foreign sales. Normally representatives are paid commissions and distributors are granted resale discounts in return for services rendered.

         The export from the U.S. of many of Raytheon's products may require the issuance of a license by the Department of State under the Arms Export Control of 1976, as amended (formerly the Foreign Military Sales Act); or by the Department of Commerce under the Export Administration Act as kept in force by the International Emergency Economic Powers Act of 1977, as amended ("IEEPA"); or by the Treasury Department under IEEPA or the Trading with the Enemy Act of 1917, as amended. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15 or 30 days (depending on the identity of the country that will utilize the equipment and services) prior to authorizing such exports. During that time, Congress may take action to block a proposed export by joint resolution which is subject to Presidential veto.

                    FACTORS THAT COULD AFFECT FUTURE RESULTS

     This filing and the information we are incorporating by reference contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this filing and the information incorporated by reference, that we expect or anticipate will or may occur in the future, including statements regarding our financial position, business strategy and measures to implement that strategy, such as changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, including the factors discussed below, as well as other factors which might be described from time to time in our filings with the Securities and Exchange Commission.

         All of the forward-looking statements we make in this filing and the information we are incorporating by reference are qualified by these cautionary statements. There can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business and operations. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The following are some of the factors we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect the Company. All subsequent forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the factors described below and in the documents containing such forward-looking statements.

If the cost-cutting efforts currently being undertaken at two of our core business units are not successful, our financial results may not improve, which may result in more volatility in the price of our stock in the future.

         During 1998, we announced plans to reduce the workforce and close facilities in conjunction with the consolidation and reorganization of two of our business units, Raytheon Systems Company, our major defense electronics operation, and Raytheon Engineers & Constructors, our engineering and construction unit. Significant progress has been made to date in completing these actions. As part of this effort, we have closed several facilities in the United States while transferring the operations previously conducted at those facilities to other Company sites. In addition, several of Raytheon Systems Company's operations were consolidated. Both units' workforces have also been significantly reduced. In September 1999, we announced plans to further reduce costs at Raytheon Systems Company and Raytheon Engineers & Constructors. In October 1999, we announced pretax charges totaling $599 million, including $147 million for restructuring charges for additional employment and facility space reductions primarily at Raytheon Systems Company and Raytheon Engineers & Constructors.

         These cost-cutting actions have been taken in an effort to improve these units' competitive position in their markets and ultimately, our results of operations. There can be no assurance that these actions will ultimately be successful in improving our results of operations. The results of operations of these two units are affected by a wide variety of factors, including factors that affect their industries generally. A failure to improve these important business units' results of operations, which constitute a vital part of our results of operations, could result in more volatility in the price of our stock.

         The restructuring charges resulting from these cost-cutting efforts have had a negative impact on our earnings in 1999. There can be no assurance that additional reductions and associated restructuring charges will not be required in the future to improve one or both of these units' operations. Any additional reductions and associated restructuring charges could negatively impact future financial results.

Because we have recently sold a number of our business units, our business is less diversified, which could reduce our earnings and might make us more susceptible to negative conditions in our remaining businesses.

         Consistent with our strategy of focusing on and streamlining our core businesses and paying down our debt, during 1998 and 1999 we divested several non-core business units. We also sold three business units that we agreed to divest when we acquired the defense operations of Hughes Electronics Corporation and the defense assets of Texas Instruments Incorporated in 1997. As a result of these divestitures, we no longer receive revenues from these operations and, without offsetting increases in revenues in our other businesses, our overall revenues would decrease, which would have a negative affect on our financial condition.

         In addition, as a result of these divestitures, our business is now less diversified and thus more dependent on our remaining businesses. As a result, we are now more sensitive to conditions and trends in the remaining industries in which we operate. Negative conditions and trends in these remaining industries could cause our financial condition and results of operations to suffer more heavily than would occur when our business lines were more diversified. Our inability to overcome these negative conditions and trends could have a negative impact on our financial condition.

We heavily depend on our government contracts, which are only partially funded, subject to immediate termination and heavily regulated and audited, and the termination or failure to fund one or more of these contracts could have a negative impact on our operations.

         We act as prime contractor or major subcontractor for many different government programs. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a government program would result in a loss of anticipated future revenues attributable to that program. That could have a negative impact on our operations. In addition, the termination of a program or failure to commit additional funds to a program already started could increase our overall costs of doing business.

         Generally, government contracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the government's convenience upon the payment of compensation only for work done and commitments made at the time of termination. We can give no assurance that one or more of our government contracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new government contracts to offset the revenues lost as a result of any termination of our contracts. As our revenues are dependent on our procurement, performance and payment under our contracts, the loss of one or more critical contracts could have a negative impact on our financial condition.

         Our government business is also subject to specific procurement regulations and a variety of socio-economic and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to:

o        procurement integrity
o        export control
o        government security regulations
o        employment practices
o        protection of the environment
o        accuracy of records and the recording of costs

         The termination of a government contract or relationship as a result of any of these acts would have a negative impact on our operations and could have a negative effect on our reputation and ability to procure other government contracts in the future.

         In addition, sales to the government may be affected by:

o        changes in procurement policies
o        budget considerations
o        changing concepts of national defense
o        political developments abroad

         The influence of any of these factors, which are largely beyond our control, could also negatively impact our financial condition. We also may experience problems associated with advanced designs required by the government which may result in unforeseen technological difficulties and cost overruns. Failure to overcome these technological difficulties and the occurrence of cost overruns would have a negative impact on our results.

We depend on the U.S. Government for a significant portion of our sales, and the loss of this relationship or a shift in Government funding could have severe consequences on the financial condition of Raytheon.

         Approximately 61% of our net sales in 1999 were to the U.S. Government. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government at our expense and are likely to continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for the size and structure of Raytheon. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. Government defense spending generally could have severe consequences for our results of operations.

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business in foreign countries.

         In 1999, sales to international customers accounted for approximately 27% of our net sales. We expect that international sales will continue to account for a substantial portion of our net sales for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

o    changes in regulatory requirements
o domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements
o    fluctuations in foreign currency exchange rates
o    delays in placing orders

o the complexity and necessity of using foreign representatives and consultants
o    the uncertainty of adequate and available transportation
o    the uncertainty of the ability of foreign customers to finance purchases
o uncertainties and restrictions concerning the availability of funding credit or guarantees
o imposition of tariffs or embargoes, export controls and other trade restrictions
o the difficulty of management and operation of an enterprise spread over various countries
o compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad
o general economic and geopolitical conditions, including international hostilities, inflation, trade relationships and military and political alliances

         While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We may not be successful in obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments.

         Licenses are required from government agencies under the Export Administration Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976 for export of many of our products. We can give no assurance that we will be successful in obtaining these necessary licenses in order to conduct business abroad. In the case of certain sales of defense equipment and services to foreign governments, the U.S. Government's Executive Branch must notify Congress at least 15 to 30 days, depending on the location of the sale, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale.

We may suffer problems relating to Year 2000 date conversion.

         The Year 2000 problem concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. In January 1998, we initiated a formal comprehensive enterprise-wide program to identify and to resolve Year 2000 related issues. The scope of the program included the investigation of all Raytheon functions and products and all internally used hardware and software systems, including embedded systems in what are not traditionally considered information technology systems. We followed an eight-step risk management process grouped into two major phases: detection, including planning and awareness, inventory, triage, and detailed assessment; and correction, including resolution, test planning, test execution, and deployment.

         Through the first two months of calendar year 2000, we completed the transition from calendar year 1999 to 2000 with no reported significant impact to our operations. We will continue to evaluate Year 2000 related exposures at our suppliers and customers over the next several months. We will also continue to monitor our systems, facilities and products to ensure that latent defects do not manifest themselves over the next few months. Although our Year 2000 conversion efforts were successful, there are some remaining Year 2000-related risks. These risks include potential product supply issues and other non-operational issues.

         Since January 1998, we have spent approximately $116 million to resolve Year 2000 related issues. These costs included costs related to employees, inside and outside consultants and services, system replacements and other equipment requirements.

Competition within our markets may reduce our procurement of future contracts and our sales.

         The military and commercial industries in which we operate are highly competitive. Our competitors range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms. Several established and emerging companies offer a variety of products for applications similar to those of our products. Our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. There can be no assurance that we can continue to compete with these firms. In addition, some of our largest customers could develop the capability to manufacture products similar to products that we manufacture. This would result in these customers supplying their own products and competing directly with us for sales of these products, all of which could significantly reduce our revenues and seriously harm our business.

         Furthermore, we are facing increased international competition and cross-border consolidation of competition. There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenues and market share or seriously harm our business.

Our future success will depend on our ability to develop new technologies that achieve market acceptance.

         Both our commercial and defense markets are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

o    identify emerging technological trends in our target markets
o    develop and maintain competitive products
o enhance our products by adding innovative features that differentiate our products from those of our competitors
o    manufacture and bring products to market quickly at cost-effective prices

          Specifically, at Raytheon Aircraft Company, our future success is dependent on: (1) our ability to meet scheduled timetables for the certification and delivery of new product offerings; (2) our ability to achieve the efficiencies necessary to control product costs; and (3) continued market acceptance of, and government regulations affecting, 19-seat turboprop commuter aircraft. Any additional cost overruns at Raytheon Aircraft, similar to those experienced in 1999, would have an adverse effect, potentially material, on our financial results.

         We believe that, in order to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new technology. Due to the design complexity of our products, we may in the future experience delays in completing development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technology which gains market acceptance in advance of our products. The possibility that our competitors might develop new technology or products might cause our existing technology and products to become obsolete. If we fail in our new product development efforts or our products fail to achieve market acceptance more rapidly than our competitors', our revenues will decline and our business, financial condition and results of operations will be negatively affected.

Our financial performance is significantly dependent on the timely and successful conversion of our defense products into commercial markets.

         In order to leverage technology that we develop for defense applications, we frequently strive to adapt existing defense technology for commercial markets. We may not be successful, however, in converting our defense systems and devices into commercially viable products, and the market for such products may be limited. Any of these results could have a negative impact on our future revenues.

We enter into fixed-price contracts which could subject us to losses in the event that we have cost overruns.

         Sometimes we enter into contracts on a firm, fixed-price basis. This allows us to benefit from cost savings, but carries the burden of cost overruns. If our initial estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts then we may not realize their full benefits. Our financial condition is dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns and cost controls would have a negative impact on our financial results.

         In 1998 and 1999, we experienced significant cost overruns at Raytheon Engineers & Constructors, Raytheon Aircraft Company and our Aircraft Integration Systems segment. Raytheon Engineers & Constructors also experienced project delays and cancellations. There may be further cost overruns and losses as we move to close out older contracts at Raytheon Engineers & Constructors, particularly four large, international turnkey contracts. Many of the fixed-price, turnkey contracts entered into prior to 1999 contain exposures and obligations that are not entirely within the control of the Company (e.g., subcontractor performance or labor disputes). Any related cost overruns or losses would have an adverse effect, potentially material, on our financial results.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain personnel could seriously harm our business.

         Due to the specialized nature of our businesses, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers. Our prospects depend upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations and financial condition.

A significant portion of our labor force is unionized, and our failure to maintain stable relationships with our unions could seriously harm our business.

         Approximately 16,000 of our employees are unionized, which represented approximately 15% of our employees at December 31, 1999. As a result, we may experience work stoppages from time to time, and we are vulnerable to the demands imposed by our collective bargaining relationships. We cannot predict how stable these relationships, currently with 11 different U.S. labor organizations and 5 different non-U.S. labor organizations, will be or whether we will be able to meet the requirements of these unions without impacting the financial condition of Raytheon. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers, as well as a loss of revenues. That would adversely affect our results of operations.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

         Protecting our intellectual property rights is critical to our ability to compete and succeed as a company. We own a large number of United States and foreign patents and patent applications, as well as trademark, copyright and semiconductor chip mask work registrations which are necessary and contribute significantly to the preservation of our competitive position in the market. There can be no assurance that any of these patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Moreover, the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under United States law.

Our operations expose us to the risk of material environmental liabilities.

         Because we use and generate large quantities of hazardous substances and wastes in our manufacturing operations, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures. For example, we are investigating and remediating contamination related to our current or past practices at numerous properties and, in some cases, have been named as a defendant in related personal injury or "toxic tort" claims.

         We are also subject to increasingly stringent laws and regulations that impose strict requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes, restrict air and water emissions from our manufacturing operations, and require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We incur, and expect to continue to incur, substantial capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

Provisions in our charter documents and rights agreement could make it more difficult to acquire Raytheon and may reduce the market price of our stock.

         Our certificate of incorporation and by-laws contain certain provisions, such as a classified board of directors, a provision prohibiting stockholder action by written consent, a provision prohibiting stockholders from calling special meetings and a provision authorizing our Board of Directors to consider factors other than stockholders' short-term interests in evaluating an offer involving a change in control. Also, we have a rights plan, which limits the ability of anyone to acquire more than 15% of our Class A or Class B Common Stock. These provisions could have the effect of delaying or preventing a change in control of Raytheon or the removal of Raytheon management, of deterring potential acquirers from making an offer to our stockholders and of limiting any opportunity to realize premiums over prevailing market prices for Raytheon common stock. Provisions of the Shareholder Rights Agreement and the Hughes Separation Agreement, both of which are incorporated as exhibits to this filing, could also have the effect of deterring changes of control of Raytheon.

We depend on component availability, subcontractor performance and our key suppliers to manufacture and deliver our products and services.

         Our manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. Raytheon Engineers & Constructors relies upon the performance of subcontractors in many of its fixed-price contracts. While we enter into long-term or volume purchase agreements with a few of our suppliers, we cannot be sure that materials, components, and subsystems will be available in the quantities we require, if at all. We are dependent for some purposes on sole-source suppliers. If any of them fails to meet our needs, we may not have readily available alternatives. Our inability to fill our supply needs would jeopardize our ability to satisfactorily and timely complete our obligations under government and other contracts. This might result in reduced sales, termination of one or more of these contracts and damage to our reputation and relationships with our customers. All of these events could have a negative effect on our financial condition.

Our dual class capital structure may depress the value of your Class B Common Stock.

         We have two distinct classes of common stock - Class A Common Stock and Class B Common Stock. With respect to all actions other than the election or removal of directors, holders of Class A Common Stock and Class B Common Stock have equal voting rights. With respect to the election or removal of directors only, holders of Class A Common Stock have 80.1% of the total voting power. Holders of Class B Common Stock have the remaining 19.9% of the voting power. If you hold Class B Common Stock, the value of your securities may be depressed by the disparity in voting power. Furthermore, while shares of both our Class A and Class B Common Stock currently trade on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange, the listing policies of each of these exchanges with respect to corporations with dual-class capitalizations may change in the future, and in the future such policies may not allow for the continued listing of both our Class A and Class B Common Stock.

The unpredictability of our results may harm the trading price of our securities, or contribute to volatility.

         Our operating results may vary significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may fluctuate as a result of considerations that are difficult to forecast, such as:

o    volume and timing of product orders received and delivered
o    levels of product demand
o    consumer and government spending patterns
o    the timing of contract receipt and funding
o our ability and the ability of our key suppliers to respond to changes in customer orders
o timing of our new product introductions and the new product introductions of our competitors
o    changes in the mix of our products
o    cost and availability of components and subsystems
o    price erosion
o    adoption of new technologies and industry standards
o competitive factors, including pricing, availability and demand for competing products
o    fluctuations in foreign currency exchange rates
o    conditions in the capital markets and the availability of project financing
o the impact on recourse obligations at Raytheon Aircraft due to changes in the collateral value of financed aircraft
o    regulatory developments
o general economic conditions, particularly the cyclical nature of the general aviation and engineering and construction markets in which we participate

                                       23
Item 2.  Properties

         The Company and its subsidiaries operate in a number of plants, laboratories, warehouses and office facilities in the United States and abroad.

         At December 31, 1999, the Company utilized approximately 48 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 96% of which was located in the United States. Of such total, approximately 34% was owned, approximately 61% was leased, and approximately 5% was made available under facilities contracts for use in the performance of U. S. Government contracts. At December 31, 1999, the Company had approximately 3.2 million square feet of additional floor space that was not in use, including approximately 1.6 million square feet in Company-owned facilities.

         There are no major encumbrances on any of the Company's plants or equipment other than financing arrangements which, in the aggregate, are not material. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

         At December 31, 1999, our business segments had major operations at the following locations:

o Electronic Systems -- E. Camden, AR; Tucson, AZ; El Segundo, CA; Fullerton, CA; Goleta, CA; Newport Beach, CA; Danbury, CT; Louisville, KY; Andover, MA; Bedford, MA; Quincy, MA; Sudbury, MA; Tewksbury, MA; Portsmouth, RI; Mukilteo, WA; Dallas, TX; Plano, TX; and Sherman, TX;

o Command, Control, Communication and Information Systems -- Fullerton, CA; Aurora, CO; St. Petersburg, FL; Ft. Wayne, IN; Landover, MD; Townson, MD; Marlboro, MA; Binghamton, NY; State College, PA; Garland, TX; and Falls Church, VA;

o    Aircraft Integration Systems -- Lexington, KY; Greenville, TX; and Waco,
     TX;

o    Training and Services -- Long Beach, CA; Indianapolis, IN; and Norfolk, VA;

o Commercial Electronics -- Andover, MA; Kiel, Germany; Portsmouth, UK; and Malaga, Spain;

o    Aircraft -- Selma, AL; Little Rock, AR; Salina, KS and Wichita, KS;

o Engineers and Constructors -- Birmingham, AL; Philadelphia, PA; and Princeton, NJ; and

o    Corporate -- Lexington, MA.

     A summary of the utilized floor space at December 31, 1999, by business segment, follows:
                      (in square feet with 000's omitted)

                                                        Gov't.
                                    Leased     Owned    Owned     Total
                                    -------------------------------------
Electronic Systems                  10,482    8,453     1,601     20,536
Command, Control, Communication      4,853    2,964         0      7,817
& Information Systems
Aircraft Integration Systems         4,472      216     1,004      5,692
Training & Services                  3,111       76         0      3,187
Commercial Electronics                 269      613         0        882
Aircraft                             3,276    3,827         0      7,103
Engineers & Constructors             2,290       21         0      2,311
Corporate (includes domestic and       410      258         0        668
international sales offices)        -------------------------------------
          Total                     29,163   16,428     2,605     48,196

         See "Item 1. Factors That Could Affect Future Results" above, "Item 3. Legal Proceedings", and Note K to Raytheon's Financial Statements in the Company's Annual Report to Stockholders for the year ended December 31, 1999 for information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations.

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

                                       25
New Matters

         During October, November and December 1999, the Company and two of its officers were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts on October 14, 1999 by Merrill Roth (No. 99-12143NG), on October 15, 1999 by Robert Johnson (No. 99-12146PBS) and Jeffrey Gelfand (No. 99-121954JLT), on October 18, 1999 by Sidney Meisel (No. 99-12142PBS) and A. Richard Albrecht (No. 99-12178PBS), on October 19, 1999 by Barbara Rice (No. 99-12185NG), on October 26, 1999 by David DeForrest (No. 99-12222PBS) and Maureen Rocks (No. 99-12225PBS), on November 3, 1999 by Deborah Isaac (99-12297PBS), on November 8, 1999 by Jay Fleishman (No. 99-12339PBS), on December 1, 1999 by Lasensky Paper Stock PSP (No. 99-12463NG), and on December 10, 1999 by Osprey Partners Investment Management, LLC (99-12539-PB); in the United States District Court for the Southern District of New York on October 25, 1999 by Raymond Masri (No. 99-10789); and in the United States District Court for the District of Maryland on October 21, 1999 by Edwin Hankin (No. S-99-3211) (collectively the "Complaints"). The Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning the Company's financial performance, thereby allegedly causing the value of the Company's stock to be artificially inflated. The purported class periods for which damages are allegedly sought include March 30, 1998 to October 11, 1999 for the Rocks, Isaac and Osprey Partners actions; January 28, 1999 to October 12, 1999 for the Roth, Rice, Masri, Hankin, Fleishman and Lasensky Paper Stock actions; August 18, 1999 to October 11, 1999 for the Johnson, Gelfand, Albrecht and DeForrest actions; and September 16, 1999 to October 11, 1999 for the Meisel action. The Complaints have been consolidated in the United States District Court for the District of Massachusetts (the "Court"). The Court has appointed a lead plaintiff and lead counsel and has directed that an amended, consolidated complaint be filed in early May, 2000. The Company will have 45 days after it is served with a copy of the amended complaint to answer or file a motion to dismiss.

         The Company was also named as a nominal defendant and all of its directors (except one) were named as defendants in purported derivative lawsuits filed on October 25, 1999 in the Court of Chancery of the State of Delaware in and for New Castle County by Ralph Mirarchi and others (No. 17495-NC), and on November 24, 1999 in Middlesex County, Massachusetts, Superior Court by John Chevedden (No. 99-5782) (collectively, the "Derivative Complaints"). The Derivative Complaints contain allegations similar to those included in the Complaints and further allege that the defendants purportedly breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company.

         Although the Company believes that it and the other defendants have meritorious defenses to the claims made in both the Derivative Complaints and the other Complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse effect on the Company's financial position or results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

         The U.S. Customs Service has concluded its investigation of the contemplated sale by Raytheon Canada Ltd., a subsidiary of the Company, of troposcatter radio equipment to a customer in Pakistan. The Company has produced documents in response to grand jury subpoenas, and grand jury appearances have taken place. The Company has cooperated fully with the investigation. The Government has not reached a final decision with respect to this matter. An adverse decision relating to this matter could ultimately have a material adverse effect on the Company's results of operations or financial condition.

         In November 1999, the Company filed a complaint against Towers, Perrin, Forster & Crosby (TPF&C) in the U.S. District Court for the District of Massachusetts. The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by (i) false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and (ii) errors committed by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 31 of the Company's Annual Report to Stockholders for the year ended December 31, 1999 for a description of the Company's disputes with Hughes Electronics regarding the following matters: (i) the determination of the final purchase price for Hughes Defense and (ii) a claim by the Company against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics prior to the merger of Raytheon Company and HE Holdings, Inc.

Previously Reported Matters

         Prior to the Hughes Merger, the business of Hughes Defense was conducted by Hughes Aircraft Company ("HAC"), an indirect subsidiary of Hughes Electronics Corporation. Since 1985, several actions seeking compensatory and punitive damages in unspecified amounts have been filed against HAC by plaintiffs alleging that they suffered injuries as a result of the migration of alleged toxic substances into the Tucson, Arizona, water supply. These substances were disposed of at a facility owned by the U.S. Government which HAC operated and Raytheon now leases under a contract with the U.S. Air Force.

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

         Several other actions arising out of migration of alleged toxic substances into the Tucson water supply have been settled or resolved in the Company's favor, including:

1. Cordova v. Hughes Aircraft Company, et al., which was filed on January 13, 1992 with the Arizona Superior Court, Pima County by an estimated 90,000 member class against HAC, McDonnell Douglas Corporation, General Dynamics Corporation and the Tucson Airport Authority as co-defendants. The court denied class certification in 1996. Settlement was reached with all but 3 claimants in 1998. The remaining claims were dismissed. The claimants appealed the dismissal of the claims, and the Arizona Court of Appeals affirmed the trial court's entry of summary judgment on March 7, 2000.

2. Yslava v. Hughes Aircraft Company, an action filed on August 7, 1992 in U.S. District Court for the District of Arizona by approximately 250 individual plaintiffs, alleging injury claims (inclusive of loss of consortium claims). HAC filed third party claims against McDonnell Douglas Corporation, General Dynamics Corporation, the Tucson Airport Authority and the City of Tucson. A settlement has been effectuated and monies paid out. This matter is now closed.

3. Lanier v. Hughes Aircraft Company, et al., a class action filed on September 30, 1991 in U.S. District Court for the District of Arizona, seeking medical monitoring for an estimated class of 50,000 residents from the south side of Tucson. A court-approved settlement has been reached with all of the plaintiffs, and the matter is now closed.

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

Shay D. Assad: Executive Vice President and Chairman and Chief Executive Officer of Raytheon Engineers & Constructors since December 1998. Prior to assuming his present position, Mr. Assad was Senior Vice President and President and Chief Operating Officer of Raytheon Engineers & Constructors from April 1998; Senior Vice President - Contracts of the Company from January 1998; Vice President - Contracts from July 1994 and Manager - Contracts, Missile Systems Division from 1985. Age: 49

Daniel P. Burnham: Chairman and Chief Executive Officer of the Company since July 31, 1999. Prior thereto, Mr. Burnham served as President and Chief Executive Officer of the Company from December 1, 1998 to July 31, 1999 and as President and Chief Operating Officer from July 1, 1998 until December 1, 1998. Prior to joining the Company, Mr. Burnham was Vice Chairman of AlliedSignal, Inc. from October 1997 and President of AlliedSignal Aerospace and an Executive Vice President of AlliedSignal, Inc. from 1992. Age: 53

Franklyn A. Caine: Senior Vice President and Chief Financial Officer since April 1999. Prior to assuming his present position, Mr. Caine was Executive Vice President and Chief Financial Officer of Wang Laboratories, Inc. from 1994. Age:
50

Philip W. Cheney: Vice President - Engineering since May 1998. Prior to assuming his present position, Dr. Cheney was Vice President - Commercial Electronics from July 1994. Prior thereto, Dr. Cheney was Vice President - Engineering from February 1990. Age: 64

Kenneth C. Dahlberg: Executive Vice President - Business Development and President, Raytheon International, Inc. since January 2000. Prior to assuming his present positions, Mr. Dahlberg was Executive Vice President and President and Chief Operating Officer of Raytheon Systems Company since December 1997. Prior thereto, Mr. Dahlberg was Senior Vice President of Hughes Aircraft Company from September 1994 and Vice President of Hughes Electronics Corporation from May 1993. Age: 55

Dennis M. Donovan: Senior Vice President - Human Resources since October 1998. Prior to assuming his present position, Mr. Donovan was Vice President - Human Resources of GE Power Systems from 1991. Age: 51

Richard A. Goglia: Vice President and Treasurer since January 1999. Prior to assuming such position, Mr. Goglia was Director, International Finance from March 1997; and Senior Vice President--Corporate Finance, GE Capital Corporation from 1989. Age: 48

Michele C. Heid: Vice President and Corporate Controller since February 1999. Prior to assuming her present position, Ms. Heid was Vice President - Corporate Controller and Investor Relations from April, 1997; Vice President - Investor Relations from September 1995; and Vice President - Investor Relations & Strategic Planning, Cummins Engine Company from 1993. Age: 45

Thomas D. Hyde: Senior Vice President and General Counsel since January 2000. Prior to assuming his present position, Mr. Hyde was Senior Vice President, Secretary and General Counsel from September 1998; Senior Vice President and General Counsel from February 1998; and Vice President and General Counsel from February 1994. Age: 51

James L. Infinger: Vice President and Chief Information Officer since October 1997. Prior to assuming his present position Mr. Infinger was Senior Vice President and Chief Information Officer of CompUSA, Inc. from June 1994. Age: 42

William H. Swanson: Executive Vice President and President of Electronic Systems since January 2000. Prior to assuming his present position, Mr. Swanson was Executive Vice President and Chairman and Chief Executive Officer of Raytheon Systems Company from December 1997; Executive Vice President and General Manager
- Raytheon Electronic Systems Division from March 1995; and Senior Vice President and General Manager - Missile Systems Division from 1990. Age: 51

Hansel E. Tookes, II: Senior Vice President and President and Chief Executive Officer of Raytheon Aircraft Company since January 2000. Prior to assuming his present position, Mr. Tookes was President and Chief Operating Officer of Raytheon Aircraft Company from September 1999 and President of Pratt & Whitney's Large Military Engines group from 1996. Prior thereto, Mr. Tookes held various leadership positions at Norden Systems and Hamilton Standard Division of United Technologies Corp. from 1980, including Executive Vice President of Aircraft Products and Vice President of Business Planning. Age: 52

Arthur E. Wegner: Executive Vice President and Chairman of Raytheon Aircraft Company since January 2000. Prior to assuming his present position, Mr. Wegner was Executive Vice President and Chairman and Chief Executive Officer of Raytheon Aircraft Company from March 1995; and Senior Vice President and Chairman and Chief Executive Officer of Raytheon Aircraft Company from July 1993. Age: 62

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

         At December 31, 1999, there were 264,364 record holders of the Company's Class A common stock and 18,334 record holders of the Company's Class B common stock. Additional information required by this Item 5 is contained on page 52 of Raytheon's Annual Report to Stockholders for the year ended December 31, 1999 and in Note O to Raytheon's Financial Statements for the years ended December 31, 1999, 1998 and 1997 and is incorporated herein by reference.

         On December 14, 1998, the Company issued an aggregate $250 million principal face amount 6% Debentures due 2010 (the "6% Debentures") and an aggregate $550 million principal face amount 6.40% Debentures due 2018 (the "6.40% Debentures"; collectively, the 6% Debentures and the 6.40% Debentures may be referred to as the "Debentures"). The group of underwriters of the Debentures was lead by Credit Suisse First Boston and Morgan Stanley Dean Witter. The offering price of the 6% Debentures was 100% ($250 million), resulting in proceeds to the Company of 99.325% ($248,312,500) after underwriting discounts and commissions of .675% ($1,687,500). The offering price of the 6.40% Debentures was 99.587% ($547,728,500), resulting in proceeds to the Company of 98.712% ($542,916,000) after underwriting discounts and commissions of .875% ($4,812,500).

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

         Pursuant to the terms of a Registration Rights Agreement executed in connection with the issuance of the Debentures, the Company filed an exchange offer registration statement on Form S-4 in May 1999 covering the offer by the Company to exchange 6% exchange debentures due 2010 and 6.40% exchange debentures due 2018 registered under the Securities Act of 1933 for the outstanding 6% Debentures and 6.40% Debentures.

         After the close of the year, on March 7, 2000 the Company issued an aggregate $2.25 billion of notes consisting of the following: $200 million principal face amount floating rate notes due 2002 (the "Floating Rate Notes"); an aggregate $800 million principal face amount notes due 2003 (the "7.90% Notes"); an aggregate $850 million principal face amount notes due 2006 (the "8.20% Notes"); an aggregate $400 million principal face amount notes due 2010 (the "8.30% Notes" and, together with the Floating Rate Notes, 7.90% Notes and 8.20% Notes the "Notes"). The group of underwriters of the Notes was lead by Credit Suisse First Boston and Morgan Stanley Dean Witter. The offering price of the Floating Rate Notes was 100%, resulting in proceeds to the Company of 99.75% ($199,500,000) after underwriting discounts and commissions of .250% ($500,000). The offering price of the 7.90% Notes was 99.830%, resulting in proceeds to the Company of 99.480% ($795,840,000) after underwriting discounts and commissions of .520% ($4,160,000). The offering price of the 8.20% Notes was 99.979%, resulting in proceeds to the Company of 99.379% ($844,721,500) after underwriting discounts and commissions of .621% ($5,278,500). The offering price of the 8.30% Notes was 99.862%, resulting in proceeds to the Company of 99.212% ($396,848,000) after underwriting discounts and commissions of .788% ($3,152,000).

         The Notes were offered and sold to (i) Qualified Institutional Buyers as defined in Rule 144A ("Rule 144A") of the Securities Act of 1933 ("Securities Act") in transactions exempt from registration pursuant to Rule 144A, (ii) a limited number of other institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) and (7) under Regulation D of the Securities Act in private sales exempt from registration under the Securities Act in minimum denominations of $100,000, and/or (iii) to non-U.S. persons outside the United States in reliance on Regulation S of the Securities Act ("Regulation S") in transactions meeting the requirements of Regulation S. The proceeds of the Notes were used to reduce commercial paper and bank borrowings with various maturities and bearing interest at various rates.

Item 6.  Selected Financial Data

         The information required by this Item 6 is included in the "Five Year Statistical Summary" contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999 on page 25 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this Item 7 is contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999 on pages 26 through 31 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item 7A is contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999 on page 31 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         Selected quarterly financial data and the financial statements and supplementary data of the Registrant are contained in the Company's Annual Report to Stockholders for the year ended December 31, 1999 in Note O and on pages 32 through 51, respectively, and are incorporated herein by reference. Schedules required under Regulation S-X are filed as "Financial Statement Schedules" pursuant to Item 14 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information regarding the directors of the Company is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 26, 2000 under the captions "The Board of Directors and Certain of its Committees" and "Election of Directors" and is incorporated herein by reference. Information regarding the executive officers of the Company is contained in Part I, Item 4(A) of this Form 10-K.

Item 11. Executive Compensation

         This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 26, 2000 under the caption "Executive Compensation" and, except for the information required by Items 402(k) and 402(l) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 26, 2000 under the caption "Stock Ownership" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 26, 2000 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)  Financial Statements and Schedules

              (1) The following financial statements of Raytheon
                  Company and Subsidiaries Consolidated, as contained in Raytheon's 1999 Annual Report to Stockholders, are hereby incorporated by reference:

                  Balance Sheets at December 31, 1999 and 1998

                  Statements of Income for the Years Ended
                  December 31, 1999, 1998 and 1997

                  Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

                  Statements of Cash Flows for the Years Ended
                  December 31, 1999, 1998 and 1997

              (2) The following financial statement schedule is included herein:

                  Schedule II, Reserves for the Three Years Ended
                  December 31, 1999

                  Schedules I, III and IV are omitted because they are not required, not applicable or the information is otherwise included.

         (b) Reports on Form 8-K

             During the first quarter of 2000, the Company made the following filing on Form 8-K:

             Raytheon Company Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2000

         (c) Exhibits

             (The Exhibits without an asterisk (*) have been filed with previous reports.)


         2.1 Agreement and Plan of Merger dated as of January 16, 1997 by and between Raytheon Company and HE Holdings, Inc., filed as an exhibit to Former Raytheon's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 1997, is hereby incorporated by reference.

         2.2 Hughes Spin-Off Separation Agreement dated as of December 17, 1997 by and between HE Holdings, Inc. and General Motors Corporation filed as an exhibit to the Company's Registration Statement on Form S-3, File No. 333-44321, is hereby incorporated by reference.

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

          10.2 Raytheon Company 1991 Stock Plan, as amended, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is hereby incorporated by reference.

          10.3 Raytheon Company 1995 Stock Option Plan, as amended, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is hereby incorporated by reference.

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

          10.8 Form of Raytheon Company Change in Control Severance Agreement, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference. The Company has entered into Change in Control Severance Agreements in the form of Agreement filed as Exhibit
               10.8 with each of the following executives: Shay D. Assad, Franklyn A. Caine, William H. Swanson and Arthur E. Wegner. The agreements are designed to provide the executive with certain severance benefits following a termination, all as more fully described in the form of Agreement. The Company has also entered into Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.8 with nineteen other executives, but which are immaterial to the Company. The agreements are designed to provide the executive with certain severance benefits following a termination, all as more fully described in the form of Agreement.

          10.9 Restricted Unit Award Agreement between the Company and Dennis J. Picard, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, is hereby incorporated by reference.

         10.10 Form of Executive Change in Control Severance Agreement, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is incorporated herein by reference. The Company has entered into Executive Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.10 with each of the following executives: Kenneth C. Dahlberg, Louise L. Francesconi, Robert L. Horowitz, Charles S. Ream, Donald R. Infante, David P. Molfenter and Jack O. Pearson. Such agreements are designed to provide the executive with certain payments if still employed by the Company at the end of the second and third years after the Spin-Off Merger Effective Time, all as more fully described in the form of Agreement.

         10.11 Form of Executive Retention Agreement, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is incorporated herein by reference. The Company has entered into Executive Retention Agreements in the form of Agreement filed as Exhibit 10.11 with each of the following executives: Kenneth C. Dahlberg, Louise L. Francesconi, Robert L. Horowitz, Charles S. Ream, Donald R. Infante, David P. Molfenter and Jack O. Pearson. Such agreements are designed to provide the executive with certain payments if still employed by the Company at the end of the second and third years after the Spin-Off Merger Effective Time, all as more fully described in the form of Agreement.

         10.12 Agreement dated as of June 15, 1998 between Raytheon Company and Daniel P. Burnham, filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is hereby incorporated by reference.

         10.13 Agreement dated February 22, 1999 between Raytheon Company and Franklyn A. Caine, filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended April 4, 1999, is hereby incorporated by reference.

         10.14 Amendment dated December 17, 1999 to William H. Swanson's Change in Control Severance Agreement.*

         10.15 Agreement dated December 17, 1999 between Raytheon Company and Arthur E. Wegner.*

         10.16 Consulting Agreement dated October 14, 1999 between Raytheon Company and Warren B. Rudman.*

         10.17 Consulting Agreement dated April 1, 1999 between Raytheon Company and John M. Deutch.*

         10.18 Raytheon Company $4 billion Credit Facility -- Five Year Competitive Advance and Revolving Credit Facility, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated by reference.

         10.19 HE Holdings, Inc. $3 billion Credit Facility - Five Year Competitive Advance and Revolving Credit Facility, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is hereby incorporated by reference.

         10.20 Amended and Restated Purchase and Sale Agreement dated as of March 18, 1999 among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

         10.21 Amendment and Restatement dated as of November 9, 1999 to the Amended and Restated Purchase and Sale Agreement dated as of March 18, 1999 among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein.*

         10.22 Amended and Restated Guarantee dated as of March 18, 1999, made by Raytheon Company in favor of the Purchasers named therein and Bank of America National Trust and Savings Association, as Managing Facility Agent, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

         10.23 Raytheon Savings and Investment Plan, as amended and restated effective January 1, 1999.*

         10.24 Raytheon Employee Savings and Investment Plan, as amended and restated effective January 1, 1999.*

         10.25 Raytheon Excess Savings Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, File No. 333-56117, is hereby incorporated by reference.

         10.26 Raytheon Deferred Compensation Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, File No. 333-56117, is hereby incorporated by reference.

          13 Raytheon Company 1999 Annual Report to Stockholders (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated herein by reference).

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

                                RAYTHEON COMPANY

                               /s/ Thomas D. Hyde
                                   Thomas D. Hyde

                                   Senior Vice President and General Counsel for the Registrant

Dated:  March 27, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                             TITLE                        DATE

/s/ Daniel P. Burnham       President, Chief Executive Officer  March 22, 2000
    Daniel P. Burnham           and Chairman of the Board
                            (Principal Executive Officer)

/s/ Barbara M. Barrett               Director                   March 22, 2000
    Barbara M. Barrett

/s/ Ferdinand Colloredo-Mansfeld     Director                   March 22, 2000
    Ferdinand Colloredo-Mansfeld

/s/ John M. Deutch                   Director                   March 22, 2000
    John M. Deutch

/s/ Thomas E. Everhart               Director                   March 22, 2000
    Thomas E. Everhart

/s/ John R. Galvin                   Director                   March 22, 2000
    John R. Galvin

/s/ L. Dennis Kozlowski              Director                   March 22, 2000
    L. Dennis Kozlowski

/s/ Henrique de Campos Meirelles     Director                   March 22, 2000
    Henrique de Campos Meirelles

/s/ Thomas L. Phillips               Director                   March 22, 2000
    Thomas L. Phillips

/s/ Dennis J. Picard                 Director                   March 22, 2000
    Dennis J. Picard

/s/ Warren B. Rudman                 Director                   March 22, 2000
    Warren B. Rudman

/s/ William R. Spivey                Director                   March 22, 2000
    William R. Spivey

/s/ Alfred M. Zeien                  Director                   March 22, 2000
    Alfred M. Zeien

/s/ Franklyn A. Caine                Senior Vice President and  March 22, 2000
    Franklyn A. Caine                 Chief Financial Officer

/s/ Michele C. Heid                  Vice President - Corporate
    Michele C. Heid                         Controller          March 22, 2000
                                     (Chief Accounting Officer)

                                       39

                                        RAYTHEON COMPANY AND SUBSIDIARIES CONSOLIDATED
                                        ----------------------------------------------
                                                    SCHEDULE II - RESERVES
                                         FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                                         -------------------------------------------
                                                        (In thousands)

          COLUMN A                    COLUMN B                   COLUMN C                   COLUMN D        COLUMN E

                                                                Additions
                                     Balance at                                                            Balance at
                                     beginning       Charged to costs  Charged to other    Deductions       end of
        Description                  of period         and expenses        accounts         Note (1)        period

-----------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999:

  Allowance for doubtful            $20,771            $8,799               -             $2,994           $26,576
   accounts receivable

Year ended December 31, 1998:

  Allowance for doubtful            $21,763            $3,720               -             $4,712           $20,771
   accounts receivable

Year ended December 31, 1997:

  Allowance for doubtful            $20,260            $7,122               -             $5,619           $21,763
   accounts receivable

Note (1) - Uncollectible accounts and adjustments, less recoveries