Form 10-Q
period 2000-04-02
RAYTHEON CO/
filed 2000-05-18
CIK 1047122

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2000

/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ....... to .......


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Number of shares of common stock outstanding as of April 2, 2000: 339,844,000, consisting of 100,805,000 shares of Class A common stock and 239,039,000 shares of Class B common stock.

                                RAYTHEON COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYTHEON COMPANY

BALANCE SHEETS
                                                    (Unaudited)
                                                   April 2, 2000   Dec. 31, 1999
                                                          (In millions)
ASSETS

Current assets

    Cash and cash equivalents                            $   181    $   230
    Accounts receivable, less allowance for
        doubtful accounts                                    834        819
    Contracts in process                                   4,448      4,348
    Inventories                                            1,935      1,950
    Deferred federal and foreign income taxes                430        490
    Prepaid expenses and other current assets                232        192
    Net assets from discontinued operations                  127        573
                                                          ------     ------
         Total current assets                              8,187      8,602
Property, plant, and equipment, net                        2,451      2,387
Goodwill, net                                             13,562     13,596
Other assets, net                                          2,802      2,704
                                                         -------    -------
        Total assets                                     $27,002    $27,289
                                                         =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable and current portion
        of long-term debt                                $ 1,109    $ 2,471
    Advance payments, less contracts in
        process                                              993      1,245
    Accounts payable                                       1,114      1,204
    Accrued salaries and wages                               575        497
    Other accrued expenses                                 1,582      1,716
                                                         -------    -------
         Total current liabilities                         5,373      7,133
Accrued retiree benefits and other
    long-term liabilities                                  1,348      1,411
Deferred federal and foreign income taxes                    507        488
Long-term debt                                             9,042      7,298
Stockholders' equity                                      10,732     10,959
                                                         -------    -------
        Total liabilities and stockholders' equity       $27,002    $27,289
                                                         =======    =======
The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF INCOME (Unaudited)
                                                   Three Months Ended
                                            April 2, 2000         April 4, 1999
                                          (In millions except per share amounts)

Net sales                                           $4,231            $4,336
                                                    ------            ------
Cost of sales                                        3,481             3,341
Administrative and selling expenses                    311               305
Research and development expenses                      123               111
                                                    ------            ------
Total operating expenses                             3,915                3,757
                                                    ------               ------
Operating income                                       316                  579
                                                    ------               ------
Interest expense, net                                  180                  175
Other (income) expense, net                             (5)                   9
                                                    ------               ------
Non-operating expense, net                             175                  184
                                                    ------               ------
Income from continuing operations
     before taxes                                      141                  395
Federal and foreign income taxes                        61                  155
                                                    ------               ------
Income from continuing operations                       80                  240
                                                    ------               ------
Discontinued operations
  Income (loss) from discontinued
       operations, net of tax                          (70)                  18
  Loss on disposal of discontinued
       operations, net of tax                         (191)                   -
                                                    ------               ------
                                                      (261)                  18
                                                    ------               ------
Income (loss) before accounting change                (181)                 258

Cumulative effect of change in accounting
     principle, net of tax                               -                   53
                                                    ------               ------
Net income (loss)                                   $ (181)              $  205
                                                    ======               ======
Earnings per share from continuing operations
         Basic                                      $ 0.24               $ 0.71
         Diluted                                    $ 0.24               $ 0.71

Earnings (loss) per share from discontinued operations
         Basic                                      $(0.77)              $ 0.05
         Diluted                                    $(0.77)              $ 0.05

Earnings (loss) per common share before accounting change
         Basic                                      $(0.54)              $ 0.77
         Diluted                                    $(0.54)              $ 0.76

Earnings (loss) per share
         Basic                                      $(0.54)              $ 0.61
         Diluted                                    $(0.54)              $ 0.60

Dividends declared per share                        $ 0.20               $ 0.20

The accompanying notes are an integral part of the financial statements.

                                       4

RAYTHEON COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                      Three Months Ended
                                                                               April 2, 2000     April 4, 1999
                                                                                        (In millions)
Cash flows from operating activities
     Income from continuing operations                                          $    80          $ 187
     Adjustments to reconcile income from continuing
       operations to net cash used in operating activities,
       net of the effect of divestitures
         Depreciation and amortization                                              171            172
         Net gain on sale of operating units                                         (6)             -
         Increase in accounts receivable                                            (15)          (262)
         Increase in contracts in process                                          (226)          (284)
         Increase in inventories                                                    (24)           (25)
         Decrease in current deferred federal and foreign
            income taxes                                                             60             62
         Increase in prepaid expenses and other current assets                      (40)           (37)
         Decrease in advance payments                                              (253)          (115)
         Decrease in accounts payable                                              (170)          (246)
         Increase (decrease) in accrued salaries and wages                           87           (104)
         Decrease in other accrued expenses                                        (131)          (210)
         Other adjustments, net                                                     (68)             4
                                                                                -------          -----
     Net cash used in operating activities from continuing
        operations                                                                 (535)          (858)
     Net cash provided by (used in) operating activities
        from discontinued operations                                                186            (56)
                                                                                -------          -----
Net cash used in operating activities                                              (349)          (914)
                                                                                -------          -----
Cash flows from investing activities
     Sale of financing receivables                                                  188            241
     Origination of financing receivables                                          (209)          (302)
     Collection of financing receivables not sold                                    25              4
     Expenditures for property, plant, and equipment                               (140)           (81)
     Increase in other assets                                                       (37)           (34)
     Proceeds from sale of operating units                                          160              -
                                                                                -------          -----
     Net cash used in investing activities from
        continuing operations                                                       (13)          (172)
     Net cash used in investing activities from
        discontinued operations                                                      (1)            (1)
                                                                                -------          -----
Net cash used in investing activities                                               (14)          (173)
                                                                                -------          -----
Cash flows from financing activities
    Dividends                                                                       (68)           (67)
    (Decrease) increase in short-term debt                                       (1,861)           844
    Increase (decrease) in long-term debt                                         2,243             (2)
    Purchase of treasury shares                                                       -            (82)
    Proceeds under common stock plans                                                 -             31
                                                                                -------          -----
Net cash provided by financing activities                                           314            724
                                                                                -------          -----
Net decrease in cash and cash equivalents                                           (49)          (363)
Cash and cash equivalents at beginning of year                                      230            421
                                                                                -------          -----
Cash and cash equivalents at end of period                                      $   181          $  58
                                                                                =======          =====

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.       Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company (the "Company") have been prepared on substantially the same basis as the Company's annual consolidated financial statements. These interim unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The information furnished has been prepared from the accounts of the Company without audit. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. The financial statements for all periods presented have been restated for discontinued operations as described in Note 7. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       Restructuring

During the first quarter of 2000, the Company's activity related to previously announced restructuring initiatives at the Electronics businesses were as follows:

                                             Electronics        Electronics
                                             Exit Costs        Restructuring
                                             (In millions except employee data)

Accrued liability at December 31, 1999            $ 144            $ 130
                                                  -----            -----
Costs incurred
  Severance and other employee related costs         37                5
  Facility closure and related costs                  7                4
                                                  -----            -----
                                                     44                9
                                                  -----            -----
Accrued liability at April 2, 2000                $ 100            $ 121
                                                  =====            =====

Cash expenditures                                 $  44            $   9

Number of employee terminations due to
    restructuring actions during the first
    quarter of 2000                                 700              100

Number of square feet exited due to
    restructuring actions during the first
    quarter of 2000                                 0.4              0.1

The Company also incurred $35 million of capital expenditures and period expenses during the first quarter of 2000 related to the Electronics businesses' restructuring initiatives.

The cumulative number of employee terminations due to restructuring actions for Electronics exit costs and Electronics restructuring was 7,600, and 4,100, respectively. The cumulative number of square feet exited due to restructuring actions for Electronics exit costs and Electronics restructuring was 6.9 million, and 3.0 million, respectively.

3.       Business Segment Reporting

The Company operates in six segments: Electronic Systems; Command, Control, Communication and Information Systems; Technical Services (previously Training and Services); Aircraft Integration Systems; Commercial Electronics; and Aircraft. In keeping with the Company's on-going consolidation efforts and to further simplify its organizational structure, in the first quarter of 2000, Raytheon Systems Company (RSC) was eliminated and the Defense Systems and Sensors and Electronic Systems segments were combined into the new Electronic Systems segment. Additionally, several small organizations from the former RSC were combined with the Company's existing commercial electronics business. Certain prior year amounts were reclassified to conform to the current year presentation including the changes noted above, the break-out of previously aggregated segments, and the addition of Corporate and Eliminations. Segment net sales and operating income include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes Company-wide accruals and over/under applied overhead that have not been attributed to a particular segment and intersegment sales and profit eliminations. In addition, the Engineering and Construction segment was discontinued. Following is a brief description of each segment:

o Electronic Systems includes Missile Systems, Air and Missile Defense Systems, Air Combat and Strike Systems, Surveillance and Reconnaissance Systems, Naval and Maritime Integrated Systems, and Tactical Systems.

o Command, Control, Communication and Information Systems includes Imagery and Geospatial Systems, Communications Systems, Strategic Systems, Air Traffic Control, Command and Control, Military C2 and Simulation, and System for the Vigilance of the Amazon (SIVAM).

o Technical Services includes Depot Services, Installation Support Services, and Integrated Logistics.

o Aircraft Integration Systems includes Tactical Reconnaissance Systems, Maritime Patrol Aircraft, Aircraft Integration and Modification, and Joint Operations Group.

o Commercial Electronics includes Raytheon Marine, RF Components, Crosspan(TM) Network Access Technologies, Raytheon Commercial Infrared, ELCAN Optical Technologies, and Commercial Training.

o Aircraft includes Business Jets and Turboprops, Regional Airliners, Piston-powered Aircraft, Special Mission Aircraft, Fractional Aircraft Ownership, and Service and Support.

Segment financial results were as follows:

                                                   Net Sales
                                              Three Months Ended
                                     April 2, 2000           April 4, 1999
                                                (In millions)

Electronic Systems                      $1,878                  $2,010
Command, Control, Communication
        and Information Systems            846                     962
Technical Services                         421                     449
Aircraft Integration Systems               298                     295
Commercial Electronics                     174                     220
Aircraft                                   815                     626
Corporate and Eliminations                (201)                   (226)
                                        ------                  ------
Total                                   $4,231                  $4,336
                                        ======                  ======

                                               Operating Income
                                              Three Months Ended
                                     April 2, 2000           April 4, 1999
                                                (In millions)

Electronic Systems                        $183                    $346
Command, Control, Communication
        and Information Systems             69                     121
Technical Services                          27                      29
Aircraft Integration Systems                15                      42
Commercial Electronics                      20                      11
Aircraft                                    30                      57
Corporate and Eliminations                 (28)                    (27)
                                          ----                    ----
Total                                     $316                    $579
                                          ====                    ====

                                             Identifiable Assets
                                     April 2, 2000           Dec. 31, 1999
                                                (In millions)

Electronic Systems                      $11,633                $11,596
Command, Control, Communication
        and Information Systems           5,465                  5,368
Technical Services                        1,650                  1,584
Aircraft Integration Systems              1,844                  1,852
Commercial Electronics                      553                    585
Aircraft                                  3,348                  3,264
Corporate                                 2,382                  2,467
                                        -------                -------
Total                                   $26,875                $26,716
                                        =======                =======

Net sales includes intersegment sales during the first quarter of 2000 and 1999, respectively, of $45 million and $55 million for Electronic Systems, $27 million and $51 million for Command, Control, Communication and Information Systems, $4 million and $7 million for Aircraft Integration Systems, $111 million and $108 million for Technical Services, $12 million and $4 million for Commercial Electronics, and $2 million and $1 million for Aircraft.

4.       Inventories

Inventories consisted of the following at:

                                               April 2, 2000     Dec. 31, 1999
                                                       (In millions)
Inventories

    Finished goods                               $  391            $  280
    Work in process                               1,156             1,303
    Materials and purchased parts                   530               510
    Excess of current cost over LIFO values        (142)             (143)
                                                 ------            ------
         Total inventories                       $1,935            $1,950
                                                 ======            ======

5.       Special Purpose Entities

In connection with the sales of receivables, the following special purpose entities continued in existence at April 2, 2000, Raytheon Receivables, Inc., Raytheon Aircraft Receivables Corporation, and Raytheon Engineers & Constructors Receivables Corporation. The balance of receivables sold to banks or financial institutions outstanding at April 2, 2000 was $2,765 million. No material gain or loss resulted from the sales of receivables.

6.       Stockholders' Equity

Stockholders' equity consisted of the following at:

                                              April 2, 2000     Dec. 31, 1999
                                                       (In millions)

Preferred stock, no outstanding shares           $    -          $      -
Class A common stock, outstanding shares              1                 1
Class B common stock, outstanding shares              2                 2
Additional paid-in capital                        6,483             6,475
Accumulated other comprehensive income              (55)              (69)
Treasury stock                                     (413)             (413)
Retained earnings                                  4,714            4,963
                                                 -------          -------
     Total stockholders' equity                  $10,732          $10,959
                                                 =======          =======

Outstanding shares of common stock                 339.8            338.8

During the first quarter of 2000, outstanding shares of common stock were increased by 1.0 million shares due to common stock plan activity.

Share information used to calculate earnings per share (EPS) is as follows:

                                                        Three Months Ended
                                                   April 2, 2000   April 4, 1999
                                                           (In thousands)

Average common shares outstanding for basic EPS        338,260         336,354
Dilutive effect of stock options and restricted stock      475           3,871
                                                       -------         -------
Average common shares outstanding for diluted EPS      338,735         340,225
                                                       =======         =======

Options to purchase 23.9 million and 6.5 million shares of common stock for the three months ended April 2, 2000 and April 4, 1999, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company's common stock during the respective periods.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The computation of comprehensive income is as follows:

                                                        Three Months Ended
                                                   April 2, 2000   April 4, 1999
                                                           (In millions)

Net income (loss)                                       $(181)        $205
Other comprehensive income                                 14            8
                                                        -----         ----
Total comprehensive income (loss)                       $(167)        $213
                                                        =====         ====

7.       Discontinued Operations

On April 14, 2000, the Company signed a definitive agreement to sell its Raytheon Engineers & Constructors (RE&C) subsidiary for approximately $10 million in cash at closing, subject to purchase price adjustments. Pursuant to the agreement, the Company will retain the responsibility for performance of four large, fixed price international turnkey projects that are close to completion, partially indemnify the buyer on the completion of one other existing project, and retain certain significant assets and liabilities. The sale is expected to be completed during the second quarter of 2000, however, there can be no assurance that the sale will be consummated. In the first quarter of 2000, the Company recorded an estimated loss on disposal of $270 million pretax, or $191 million after-tax, which contemplated that RE&C would achieve break-even operating performance through the date of sale. Included in the loss from discontinued operations is an expected gain on curtailment of the RE&C pension plans of $35 million.

The summary of operating results from discontinued operations is as follows:

                                                       Three Months Ended
                                                  April 2, 2000    April 4, 1999
                                                          (In millions)

Net sales                                               $673          $689
Operating expenses                                       768           662
                                                        ----          ----
Operating income (loss)                                  (95)           27
Other expense (income), net                                3            (1)
                                                        ----          ----
Income (loss) before taxes                               (98)           28
Federal and foreign income taxes                         (28)           10
                                                        ----          ----
Income (loss) from discontinued operations              $(70)         $ 18
                                                        ====          ====

The components of net assets from discontinued operations are as follows:

                                                  April 2, 2000    Dec. 31, 1999
                                                          (In millions)

Current assets                                       $   963         $ 902
Noncurrent assets                                        498           492
Current liabilities                                   (1,328)         (753)
Noncurrent liabilities                                    (6)          (68)
                                                     -------         -----
Net assets from discontinued operations              $   127         $ 573
                                                     =======         =====

8.   Commitments and Contingencies

During October and November 1999, the Company and two of its officers were named as defendants in class action lawsuits. The complaints principally allege that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance, thereby causing the value of the Company's stock to be artificially inflated. The Company was also named as a nominal defendant and all of its directors (except one) were named as defendants in derivative lawsuits. The derivative complaints contain allegations similar to those included in the above complaints and further allege that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in both the derivative complaints and the other complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse affect on the Company's financial position, liquidity, and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

The Company merged with the defense business of Hughes Electronics Corporation ("Hughes Defense") in December 1997. Pursuant to the terms of the Master Separation Agreement (the "Separation Agreement"), which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. Based on the terms and conditions of the Separation Agreement, the Company believes that it is entitled to a reduction in the purchase price, a position that Hughes Electronics disputes. The Company and Hughes Electronics have begun the process of negotiating a possible resolution of this matter. If the matter is not successfully resolved through negotiation, the Separation Agreement provides for binding arbitration. Concurrent with the negotiations, the parties have held initial discussions regarding the selection of a neutral arbitrator. Accordingly, while the Company expects a reduction in purchase price from the original terms of the agreement, the amount, timing, and effect on the Company's financial position are uncertain. As a result of this uncertainty, no amounts have been recorded in the financial statements related to this expected reduction in purchase price. Any payment received from Hughes Electronics as a result of a reduction in purchase price will result in a corresponding reduction in goodwill and not be reflected in the income statement. Any payment received from Hughes Electronics for interest accrued on a reduction in purchase price, as provided in the Separation Agreement, will be reflected in the income statement in the period of receipt.

In March 2000, the Company and Hughes Electronics participated unsuccessfully in a mediation pursuant to the alternative dispute resolution process set forth in the Separation Agreement in connection with a separate claim against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics to the Company prior to the merger. The Company and Hughes Electronics are in the process of choosing arbitrators to resolve the claim through binding arbitration pursuant to the Separation Agreement.

In November 1999, the Company filed a complaint against Towers, Perrin, Forster & Crosby (TPF&C). The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and errors committed by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is presently indeterminable, any additional liability is not expected to have a material effect on the Company's financial position, liquidity, or results of operations after giving effect to provisions already recorded.

9.  Notes Payable and Long-term Debt

In March 2000, the Company issued $2.25 billion of long-term debt in a private placement consisting of $200 million of floating rate notes due in 2002, $800 million of 7.9% notes due in 2003, $850 million of 8.2% notes due in 2006, and $400 million of 8.3% notes due in 2010. Proceeds from the offering were used to repay outstanding short-term debt, thereby extending the maturity of the Company's debt obligations.

In July 1999, the Company filed a shelf registration with the Securities and Exchange Commission registering the issuance of up to $3.0 billion in debt and/or equity securities. The shelf registration became effective in March 2000. No securities have been issued in connection with this shelf registration.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Continuing Operations

Net sales in the first quarter of 2000 were $4.2 billion, a decrease of 2 percent versus $4.3 billion for the same period in 1999. The decrease in sales was due primarily to the divestiture of the Company's flight simulation business in the first quarter of 2000 and its Cedarapids subsidiary in the third quarter of 1999. Sales to the U.S. Department of Defense were 51 percent of sales in the first quarter of 2000 versus 53 percent of sales in the first quarter of 1999. Total first quarter 2000 and 1999 sales to the U.S. government, including foreign military sales, were 65 and 72 percent of sales, respectively. Total international sales, including foreign military sales, were 22 percent of sales in the first quarter of 2000 versus 24 percent of sales in the first quarter of 1999.

Gross margin in the first quarter of 2000 was $750 million or 17.7 percent of sales versus $995 million or 22.9 percent of sales in the first quarter of 1999. The decrease in margin as a percent of sales was primarily due to a decline in higher margin foreign direct and fixed price programs, lower volume from missiles and missile defense systems, and certain positive non-recurring contract completion adjustments recorded in the first quarter of 1999, primarily at the Electronic Systems and Command, Conrol, Communication and Information Systems segments.

Administrative and selling expenses were $311 million or 7.4 percent of sales in the first quarter of 2000 versus $305 million or 7.0 percent of sales in the first quarter of 1999.

Research and development expenses increased to $123 million or 2.9 percent of sales in the first quarter of 2000 versus $111 million or 2.6 percent of sales in the first quarter of 1999. The increase was due primarily to new program investments made during the first quarter of 2000.

Operating income was $316 million or 7.5 percent of sales in the first quarter of 2000 versus $579 million or 13.4 percent of sales in the first quarter of 1999. The changes in operating income by segment are discussed below.

Interest expense, net in the first quarter of 2000 was $180 million compared to $175 million in the first quarter of 1999. The increase was due to a slightly higher average debt level and weighted-average interest rate during the first quarter of 2000.

Other income, net in the first quarter of 2000 was $5 million, versus other expense, net of $9 million in the first quarter of 1999. The change was due primarily to pretax gains on divestitures recorded in the first quarter of 2000.

The effective tax rate was 43.3 percent in the first quarter of 2000 versus 39.2 percent in the first quarter of 1999. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill. The higher effective tax rate in the first quarter of 2000 results from the impact of non-deductible amortization of goodwill on lower taxable income.

Income from continuing operations was $80 million in the first quarter of 2000, or $0.24 per diluted share on 338.7 million average shares outstanding versus income from continuing operations of $240 million in the first quarter of 1999, or $0.71 per diluted share on 340.2 million average shares outstanding.

On April 14, 2000, the Company signed a definitive agreement to sell its Raytheon Engineers & Constructors (RE&C) subsidiary for approximately $10 million in cash at closing, subject to purchase price adjustments. Pursuant to the agreement, the Company will retain the responsibility for four large, fixed price international turnkey projects that are close to completion, partially indemnify the buyer on the completion of one other existing project, and retain certain significant assets and liabilities. The sale is expected to be completed during the second quarter of 2000, however, there can be no assurance that the sale will be consummated. In the first quarter of 2000, the Company recorded a loss from discontinued operations of $261 million after-tax, or $0.77 per diluted share, which contemplated that RE&C would achieve break-even operating performance through the date of sale. Included in the loss from discontinued operations is an estimated gain on curtailment of the RE&C pension plans of $35 million.

Net loss for the first quarter of 2000 was $181 million, or $0.54 per diluted share versus net income of $205 million for the first quarter of 1999, or $0.60 per diluted share.

Total employment related to continuing operations was approximately 94,200 at April 2, 2000, approximately 97,600 at December 31, 1999, and approximately 98,600 at April 4, 1999. The decrease from the prior quarter and prior year is primarily a result of divestitures and the continuing restructuring initiatives at the Electronics businesses.

Electronic Systems had sales of $1.9 billion in the first quarter of 2000, compared with $2.0 billion in the first quarter of 1999. The decrease in sales was due to a decrease in volume for missiles and missile defense systems. Operating income was $183 million in the first quarter of 2000 versus $346 million a year ago. The decrease in operating income was primarily due to a decline in higher margin foreign direct and fixed price programs, lower volume from missiles and missile defense systems, and certain positive non-recurring contract completion adjustments recorded in the first quarter of 1999.

Command, Control, Communication and Information Systems had sales of $846 million in the first quarter of 2000, compared with $962 million in the first quarter of 1999. Sales were lower primarily due to lower volume from international and air traffic control programs, but are expected to be up overall for the year. Operating income was $69 million in the first quarter of 2000 compared with $121 million in the first quarter of 1999. Operating income was down primarily due to lower volume, higher business development expenses, and certain prior year, non-recurring contract completion adjustments.

Technical Services had first quarter 2000 sales of $421 million, versus $449 million in the first quarter of 1999. Operating income was $27 million in the first quarter of 2000, compared with $29 million in the first quarter of 1999. The decline in sales and operating income were due primarily to the sale of the flight simulator business.

Aircraft Integration Services had sales of $298 million in the first quarter of 2000, compared with sales of $295 million in the first quarter of 1999. Operating income in the first quarter of 2000 was $15 million, compared with $42 million in the first quarter of 1999. Operating income was down primarily due to positive contract settlements and termination payments in 1999, as well as cost growth on one particular program in 2000.

Commercial Electronics had sales of $174 million in the first quarter of 2000, compared with first quarter 1999 sales of $220 million. The decrease in sales was due to the divestiture of its Cedarapids subsidiary in the third quarter of 1999. Operating income was $20 million in the first quarter of 2000, compared with $11 million for the same period last year. Operating income in the first quarter of 2000 consisted primarily of a favorable settlement on a commercial training contract. Excluding the favorable settlement, operating income was down due to a decline in volume for certain high margin Marine products.

Raytheon Aircraft had first quarter 2000 sales of $815 million compared with $626 million in the first quarter of 1999. Operating income was $30 million in the first quarter of 2000, compared with $57 million in the first quarter of 1999. Aircraft shipments were 137 in the quarter, up from 93 in the prior year due in part to shipment of 16 of the 19 planes that were originally expected to ship in the fourth quarter of 1999. The decrease in operating margin in the first quarter of 2000 was due primarily to higher production costs, startup costs associated with the implementation of SAP, higher fuel costs at Raytheon Travel Air and narrower spreads on customer financing due to higher interest rates.

Backlog consisted of the following at:

                                April 2, 2000    Dec. 31, 1999   April 4, 1999
                                                  (In millions)

Electronic Systems                $10,953          $10,682         $ 9,361
Command, Control, Communication
     and Information Systems        4,764            5,135           5,058
Technical Services                  1,913            2,335           1,634
Aircraft Integration Systems        2,262            2,029           1,119
Commercial Electronics                603              602             469
Aircraft                            4,143            4,282           2,450
                                  -------          -------         -------
Total backlog                     $24,638          $25,065         $20,091
                                  =======          =======         =======
U.S. government backlog
    included above                $15,512          $15,239         $12,464
                                  =======          =======         =======

Financial Condition and Liquidity

Net cash used in operating activities in the first quarter of 2000 was $349 million versus $914 million in the first quarter of 1999. Net cash used in operating activities from continuing operations was $535 million in the first quarter of 2000 versus $858 million in the first quarter of 1999. The decrease was due primarily to a decrease in contracts in process at Electronic Systems due to higher collections on foreign programs and at Aircraft Integration Systems due to a prior year billing delay related to problems encountered during a system implementation. Additionally, the volume of payments made subsequent to year-end was lower in the first quarter of 2000. Net cash provided by operating activities from discontinued operations was $186 million in the first quarter of 2000 versus net cash used of $56 million in the first quarter of 1999 due to a significant advance payment received in the first quarter of 2000.

Net cash used in investing activities was $14 million in the first quarter of 2000 versus $173 million in the first quarter of 1999. The decrease was due to the sale of the Company's flight simulation business for $160 million in February 2000. Origination and sale of financing receivables in the first quarter of 2000 were $209 million and $188 million, respectively, versus origination and sale of financing receivables in the first quarter of 1999 of $302 million and $241 million, respectively. Capital expenditures were $140 million in the first quarter of 2000 versus $81 million in the first quarter of 1999. The increase was due to higher spending related to the Company's restructuring initiatives as well as increased investment in facilities. Capital expenditures related to continuing operations for the full year 2000 are expected to be approximately $500 million compared to $524 million in 1999.

The Company merged with the defense business of Hughes Electronics Corporation ("Hughes Defense") in December 1997. Pursuant to the terms of the Master Separation Agreement (the "Separation Agreement"), which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. Based on the terms and conditions of the Separation Agreement, the Company believes that it is entitled to a reduction in the purchase price, a position that Hughes Electronics disputes. The Company and Hughes Electronics have begun the process of negotiating a possible resolution of this matter. If the matter is not successfully resolved through negotiation, the Separation Agreement provides for binding arbitration. Accordingly, while the Company expects a reduction in purchase price from the original terms of the agreement, the amount, timing and effect on the Company's financial position are uncertain. As a result of this uncertainty, no amounts have been recorded in the financial statements related to this expected reduction in purchase price. Any payment received from Hughes Electronics as a result of a reduction in purchase price will result in a corresponding reduction in goodwill and not be reflected in the income statement. Any payment received from Hughes Electronics for interest accrued on a reduction in purchase price, as provided in the Separation Agreement, will be reflected in the income statement in the period of receipt.

In March 2000, the Company and Hughes Electronics participated unsuccessfully in a mediation pursuant to the alternative dispute resolution process set forth in the Separation Agreement in connection with a separate claim against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics to the Company prior to the merger. The Company and Hughes Electronics are in the process of choosing arbitrators to resolve the claim through binding arbitration pursuant to the Separation Agreement.

In November 1999, the Company filed a complaint against Towers, Perrin, Forster & Crosby (TPF&C). The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and errors committed by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial.

Net cash provided by financing activities was $314 million in the first quarter of 2000 versus $724 million in the first quarter of 1999. Dividends paid to stockholders in the first quarter of 2000 were $68 million versus $67 million in the first quarter of 1999. The quarterly dividend rate was $0.20 per share for both the first quarter of 2000 and the first quarter of 1999. Outstanding shares were reduced by the repurchase of 1.5 million shares for $82 million during the first three months of 1999.

In March 2000, the Company issued $2.25 billion of long-term debt in a private placement consisting of $200 million of floating rate notes due in 2002, $800 million of 7.9 percent notes due in 2003, $850 million of 8.2 percent notes due in 2006, and $400 million of 8.3 percent notes due in 2010. Proceeds from the offering were used to repay outstanding short-term debt, thereby extending the maturity of the Company's debt obligations.

In July 1999, the Company filed a shelf registration with the Securities and Exchange Commission registering the issuance of up to $3.0 billion in debt and/or equity securities. The shelf registration became effective in March 2000. No securities have been issued in connection with this shelf registration.

Total debt was $10.2 billion at April 2, 2000 and $9.8 billion at both December 31, 1999 and April 4, 1999. Total debt, as a percentage of total capital, was
48.6 percent, 47.1 percent, and 47.4 percent at April 2, 2000, December 31, 1999, and April 4, 1999, respectively.

The Company has bank agreement covenants. During the first quarter of 2000, the Company's most restrictive covenant was amended. The new covenant requires that earnings before interest, taxes, depreciation, and amortization (EBITDA) be at least 2.25 times net interest expense for the prior four quarters, through the second quarter of 2000, and at least 2.5 times net interest expense thereafter. The Company was in compliance with this covenant during the first quarter of 2000.

Lines of credit with certain commercial banks exist as standby facilities to support the issuance of commercial paper by the Company. The lines of credit were $3.0 billion and $4.1 billion at April 2, 2000 and December 31, 1999, respectively. At April 2, 2000 there were no borrowings under these lines of credit compared with $1.4 billion outstanding at December 31, 1999.

The Company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. The Company believes that its financial position will be sufficient to maintain access to the capital markets to support current operations.

Quantitative and Qualitative Disclosures About Financial Market Risks

The following discussion covers quantitative and qualitative disclosures about the Company's market risk. The Company's primary market exposures are to interest rates and foreign exchange rates.

The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements or treasury rate locks with commercial and investment banks primarily to reduce the impact of changes in interest rates on financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks to minimize fluctuations in the value of payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. The Company also sells receivables through various special purpose entities and retains a partial interest that may include servicing rights, interest only strips, and subordinated certificates.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, commercial paper, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at April 2, 2000 and April 4, 1999, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $2 million and $1 million, respectively, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at April 2, 2000 and April 4, 1999, which is subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

Accounting Standards

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (FIN No. 44). This interpretation, which is generally effective July 1, 2000, clarifies, among other issues, the definition of employee for the purposes of applying the provisions of APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, and the accounting consequence of various modifications to the terms of a previously fixed stock option or award. The adoption of FIN No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

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

                                       18
Forward-Looking Statements

Certain statements made in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "anticipate," "estimate," "intend," or "plan" are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide-range of risks, and there can be no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include, but are not limited to: differences in anticipated and actual program results, the ultimate resolution of contingencies and legal matters, the ability to realize anticipated cost efficiencies, the ability to contain cost growth, particularly at Raytheon Aircraft (RAC), timely development and certification of new aircraft, the ability to finance ongoing operations at attractive rates, the effect of market conditions, particularly as it affects the general aviation market, the impact of competitive products and pricing, the impact on recourse obligations of RAC due to changes in the collateral values of financed aircraft, risks inherent with large long-term fixed price contracts, particularly at the Company's Electronics businesses, government customers' budgetary constraints, government import and export policies, termination of government contracts, financial and governmental risks related to international transactions, and the integration of acquisitions, among other things. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in the Company's reports filed with the Securities and Exchange Commission, including "Item 1-Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as specifically described below, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated below, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company's results of operations or financial position.

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

The following describes new matters or developments of previously reported matters that have occurred since filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. See the "Legal Proceedings" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a description of previously reported matters.

During October and November 1999, the Company and two of its officers were named as defendants in fourteen purported class action lawsuits. Twelve of the lawsuits were filed in the United States District Court for the District of Massachusetts; one was filed in the United States District Court for the Southern District of New York; and one was filed in the United States District Court for the District of Maryland (collectively the "Complaints"). The Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning the Company's financial performance, thereby allegedly causing the value of the Company's stock to be artificially inflated. The Massachusetts Complaints have been consolidated in the United States District Court for the District of Massachusetts (the "Court"). The Court has appointed a lead plaintiff and lead counsel and directed that an amended, consolidated complaint be filed in early May 2000. The Court subsequently extended the date for filing an amended, consolidated complaint to mid June 2000. The Company will have 45 days after it is served with a copy of the amended complaint to answer or file a motion to dismiss.

The Company was also named as a nominal defendant and all of its directors (except one) were named as defendants in purported derivative lawsuits filed on October 25, 1999 in the Court of Chancery of the State of Delaware in and for New Castle County by Ralph Mirarchi and others (No. 17495-NC), and on November 24, 1999 in Middlesex County, Massachusetts, Superior Court by John Chevedden (No. 99-5782). On February 28, 2000, Mr. Chevedden filed another derivative action in the Delaware Chancery Court entitled John Chevedden v. Daniel P. Burnham et al (No. 17838-NC) and on March 22, 2000, Mr. Chevedden's Massachusetts derivative action was dismissed. The Company anticipates that the two Delaware actions (collectively, the "Derivative Complaints") will be consolidated in the future. The Derivative Complaints contain allegations similar to those included in the Complaints and further allege that the defendants purportedly breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company.

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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, clarifying the conditions for recognizing revenue on bill and hold transactions. In January 2000, following a review of revenue recognition practices at Raytheon Aircraft Company, the Company restated its financial results consistent with SAB 101. Following this restatement, the Company received an informal inquiry from the SEC Division of Enforcement regarding the restatement. The Company is in the process of responding to that inquiry.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity" and "Note 8 - Commitments and Contingencies" of the Notes to Financial Statements (Unaudited) included in this Form 10-Q for a description of the Company's disputes with Hughes Electronics regarding the following matters: (i) the determination of the final purchase price for Hughes Defense and (ii) a claim by the Company against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics prior to the merger of Raytheon Company and HE Holdings, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

            10.1 Second Amended and Restated Purchase and Sales Agreement among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation, the Purchasers referred to herein, Bank of America, N.A., The Chasebank of America, N.A., The Chase Manhattan Bank, Citibank, N.A.and Credit Suisse First Boston, and each administrative agent referred to herein.

            10.2    Reaffirmation of Amended and Restated Guarantee.

            10.3    Reaffirmation of Amended and Restated Purchase Agreement.

            10.4    Letter of Agreement between Raytheon Company and Shay Assad.

            27 Financial Data Schedule for the three months ended April 2, 2000 (filed only electronically with the Securities and Exchange Commission).

            99 Restated and amended Financial Data Schedule for the three months ended April 4, 1999 (filed only electronically with the Securities and Exchange Commission).

         (b)      Reports on Form 8-K

                  On February 25, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.
SIGNATURE

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

May 17, 2000