Form 10-K/A
period 1999-12-31
RAYTHEON CO/
filed 2000-06-27
CIK 1047122

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

     Documents incorporated by reference and made a part of this Form 10-K:

Portions of Raytheon's Annual Report             Part I, Part II, Part IV
to Stockholders for the fiscal year
ended December 31, 1999.

Portions of the Proxy Statement for                Part III
Raytheon's  2000 Annual Meeting
filed with the Commission within
120 days after the close of
Raytheon's fiscal year.

          The sole purpose of this Form 10-K/A is to file Annual Reports for the Registrant's various savings and investment plans.

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RAYTHEON COMPANY (REGISTRANT)

                                       By: /s/  Thomas D. Hyde
                                                Thomas D. Hyde
                                                Senior Vice President and
                                                General Counsel
Date:  June 26, 2000