Form 10-Q
period 2000-07-02
RAYTHEON CO/
filed 2000-08-16
CIK 1047122

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 2, 2000

/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ............
         to ...............

                         Commission File Number 1-13699

                                RAYTHEON COMPANY
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                    95-1778500
(State or Other Jurisdiction          (I.R.S. Employer Identification No.)
of Incorporation or Organization)

               141 SPRING STREET, LEXINGTON, MASSACHUSETTS 02421
               (Address of Principal Executive Offices) (Zip Code)

                                 (781) 862-6600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Number of shares of common stock outstanding as of July 2, 2000: 340,012,000, consisting of 100,805,000 shares of Class A common stock and 239,207,000 shares of Class B common stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS (Unaudited)

                                                 July 2, 2000      Dec. 31, 1999
                                                          (In millions)
ASSETS
Current assets
  Cash and cash equivalents                       $   389             $   230
  Accounts receivable, less allowance for
           doubtful accounts                          787                 819
  Contracts in process                              4,311               4,348
  Inventories                                       1,945               1,950
  Deferred federal and foreign income taxes           442                 490
  Prepaid expenses and other current assets           242                 192
  Net assets from discontinued operations             241                 573
                                                  -------             -------
           Total current assets                     8,357               8,602
Property, plant, and equipment, net                 2,465               2,387
Goodwill, net                                      13,469              13,596
Other assets, net                                   2,873               2,704
                                                  -------             -------
                Total assets                      $27,164             $27,289
                                                  =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current portion
           of long-term debt                      $ 1,430             $ 2,471
  Advance payments, less contracts in
           process                                  1,032               1,245
  Accounts payable                                  1,002               1,204
  Accrued salaries and wages                          542                 497
  Other accrued expenses                            1,599               1,716
                                                  -------             -------
           Total current liabilities                5,605               7,133
Accrued retiree benefits and other
         long-term liabilities                      1,318               1,411
Deferred federal and foreign income taxes             509                 488
Long-term debt                                      9,045               7,298
Stockholders' equity                               10,687              10,959
                                                  -------             -------
                Total liabilities and
                   stockholders' equity           $27,164             $27,289
                                                  =======             =======

The accompanying notes are an integral part of the financial statements.

                                       3

STATEMENTS OF INCOME (Unaudited)
                                                                       Three Months Ended               Six Months Ended
                                                                   July 2, 2000     July 4, 1999    July 2, 2000     July 4, 1999
Net sales                                                            $4,124           $4,565          $8,355            $8,901
                                                                     ------           ------          ------            ------
Cost of sales                                                         3,289            3,440           6,770             6,781
Administrative and selling expenses                                     317              364             628               669
Research and development expenses                                       150              135             273               246
                                                                     ------           ------          ------            ------
Total operating expenses                                              3,756            3,939           7,671             7,696
                                                                     ------           ------          ------            ------
Operating income                                                        368              626             684             1,205
                                                                     ------           ------          ------            ------
Interest expense, net                                                   185              174             365               349
Other expense (income), net                                              14               (7)              9                 2
                                                                     ------           ------          ------            ------
Non-operating expense, net                                              199              167             374               351
                                                                     ------           ------          ------            ------
Income from continuing operations before taxes                          169              459             310               854
Federal and foreign income taxes                                         74              182             135               337
                                                                     ------           ------          ------            ------
Income from continuing operations                                        95              277             175               517
                                                                     ------           ------          ------            ------
Discontinued operations
  Income (loss) from discontinued operations, net of tax                  -               13             (70)               31
  Loss on disposal of discontinued operations, net of tax               (46)               -            (237)                -
                                                                     ------           ------          ------            ------
                                                                        (46)              13            (307)               31
                                                                     ------           ------          ------            ------
Income (loss) before accounting change                                   49              290            (132)              548
Cumulative effect of change in accounting principle, net of tax           -                -               -                53
                                                                     ------           ------          ------            ------
Net income (loss)                                                    $   49           $  290          $ (132)           $  495
                                                                     ======           ======          ======            ======
Earnings per share from continuing operations
  Basic                                                              $ 0.28           $ 0.82          $ 0.52            $ 1.54
  Diluted                                                            $ 0.28           $ 0.81          $ 0.52            $ 1.51

Earnings (loss) per share from discontinued operations
  Basic                                                              $(0.14)          $ 0.04          $(0.91)           $ 0.09
  Diluted                                                            $(0.14)          $ 0.04          $(0.90)           $ 0.09

Earnings (loss) per share before accounting change
  Basic                                                              $ 0.14           $ 0.86          $(0.39)           $ 1.63
  Diluted                                                            $ 0.14           $ 0.84          $(0.39)           $ 1.60

Earnings (loss) per share
  Basic                                                              $ 0.14           $ 0.86          $(0.39)           $ 1.47
  Diluted                                                            $ 0.14           $ 0.84          $(0.39)           $ 1.45

Dividends declared per share                                         $ 0.20           $ 0.20          $ 0.40            $ 0.40

The accompanying notes are an integral part of the financial statements.

                                       4

STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                  Six Months Ended
                                                                           July 2, 2000      July 4, 1999
Cash flows from operating activities
  Income from continuing operations
     after accounting change                                                   $  175            $ 464
  Adjustments to reconcile income from continuing
    operations after accounting change to net cash
    used in operating activities, net of the effect of divestitures
      Depreciation and amortization                                               341              333
      Net gains on sale of operating units and investments                         (5)              (9)
      Decrease (increase) in accounts receivable                                   30             (288)
      Increase in contracts in process                                            (96)            (556)
      Increase in inventories                                                     (66)            (173)
      Decrease in current deferred federal and foreign income taxes                48              140
      Increase in prepaid expenses and other current assets                       (51)             (73)
      Decrease in advance payments                                               (215)             (52)
      Decrease in accounts payable                                               (283)             (90)
      Increase (decrease) in accrued salaries and wages                            54              (55)
      Decrease in other accrued expenses                                         (133)            (281)
      Other adjustments, net                                                     (147)              72
                                                                               ------            -----
    Net cash used in operating activities from continuing operations             (348)            (568)
    Net cash provided by (used in) operating activities from
       discontinued operations                                                     20             (240)
                                                                               ------            -----
Net cash used in operating activities                                            (328)            (808)
                                                                               ------            -----
Cash flows from investing activities
      Sale of financing receivables                                               462              484
      Origination of financing receivables                                       (551)            (587)
      Collection of financing receivables not sold                                 54               34
      Expenditures for property, plant, and equipment                            (191)            (177)
      Proceeds from sales of property, plant, and equipment                        24                -
      Increase in other assets                                                    (54)             (52)
      Proceeds from sales of operating units and investments                      175               17
                                                                               ------            -----
    Net cash used in investing activities from continuing operations              (81)            (281)
    Net cash (used in) provided by investing activities from discontinued
      operations                                                                   (3)              33
                                                                               ------            -----
Net cash used in investing activities                                             (84)            (248)
                                                                               ------            -----
Cash flows from financing activities
      Dividends                                                                  (136)            (134)
      (Decrease) increase in short-term debt                                   (1,540)             889
      Increase in long-term debt                                                2,246                2
      Proceeds under common stock plans                                             1              134
      Purchase of treasury shares                                                   -             (147)
                                                                               ------            -----
    Net cash provided by financing activities from continuing operations          571              744
    Net cash used in financing activities from discontinued operations              -               (1)
                                                                               ------            -----
Net cash provided by financing activities                                         571              743
                                                                               ------            -----
Net increase (decrease) in cash and cash equivalents                              159             (313)
Cash and cash equivalents at beginning of year                                    230              421
                                                                               ------            -----
Cash and cash equivalents at end of period                                     $  389            $ 108
                                                                               ======            =====


The accompanying notes are an integral part of the financial statements.

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

2.   Restructuring

During the first six months of 2000, the Company's activity related to previously announced restructuring initiatives at the Electronics businesses were as follows:
                                               Electronics       Electronics
                                                Exit Costs      Restructuring
                                              (In millions except employee data)

Accrued liability at December 31, 1999           $ 144             $ 130
                                                 -----             -----
Costs incurred
    Severance and other employee related costs      54                 6
    Facility closure and related costs              16                12
                                                 -----             -----
                                                    70                18
                                                 -----             -----
 Change in estimate
    Severance and other employee related costs       -                 6
    Facility closure and related costs               -                13
                                                 -----             -----
                                                     -                19
                                                 -----             -----
Accrued liability at July 2, 2000                $  74             $  93
                                                 =====             =====

Cash expenditures                                $  70             $  18

Number of employee terminations due
     to restructuring actions                      900               100

Number of square feet exited due
     to restructuring actions                      1.8               0.1

The Company also incurred $75 million of capital expenditures and period expenses during the first six months of 2000 related to the Electronics businesses' restructuring initiatives.

In the second quarter of 2000, the Company determined that the Electronics restructuring initiatives would be $19 million lower than originally planned and recorded a favorable adjustment to cost of sales, which was more than offset by unfavorable adjustments to the carrying value of certain contract-related assets (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Continuing Operations"). The reduction in estimated restructuring costs related to lower than anticipated costs for severance and facilities due to higher employee attrition and transfers, more rapid exit from facilities, and the identification of alternative uses for facilities originally identified for disposition.

The cumulative number of employee terminations due to restructuring actions for Electronics exit costs and Electronics restructuring was 7,800 and 4,100, respectively. The cumulative number of square feet exited due to restructuring actions for Electronics exit costs and Electronics restructuring was 8.4 million and 3.0 million, respectively.

3.  Business Segment Reporting

The Company operates in six segments: Electronic Systems; Command, Control, Communication and Information Systems; Technical Services (previously Training and Services); Aircraft Integration Systems; Commercial Electronics; and Aircraft. In keeping with the Company's on-going consolidation efforts to further simplify its organizational structure, at the end of the prior fiscal year, Raytheon Systems Company (RSC) was eliminated and the Defense Systems and Sensors and Electronic Systems segments were combined into the new Electronic Systems segment. Additionally, several small organizations from the former RSC were combined with the Company's existing commercial electronics business. Certain prior year amounts were reclassified to conform to the current year presentation including the changes noted above, the breakout of previously aggregated segments, the inclusion of previously unallocated goodwill in the segments identifiable assets, and the addition of Corporate and Eliminations. Segment net sales and operating income include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes Company-wide accruals and over/under applied overhead that have not been attributed to a particular segment and intersegment sales and profit eliminations. In addition, the Engineering and Construction segment was discontinued. Following is a brief description of each segment:

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

Technical Services includes Depot Services, Installation Support Services, and Integrated Logistics.

Aircraft Integration Systems includes Tactical Reconnaissance Systems, Maritime Patrol Aircraft, Aircraft Integration and Modification, and Joint Operations Group.

Commercial Electronics includes Raytheon Marine, RF Components, CrosspanTM Network Access Technologies, Raytheon Commercial Infrared, ELCAN Optical Technologies, and Commercial Training.

Aircraft includes Business Jets and Turboprops, Regional Airliners, Piston-powered Aircraft, Special Mission Aircraft, Fractional Aircraft Ownership, and Service and Support.

Segment financial results were as follows:

                                       Sales               Operating Income
                                 Three Months Ended       Three Months Ended
                                  July 2,   July 4,       July 2,      July 4,
                                   2000      1999          2000         1999
                                               (In millions)

Electronic Systems                $1,781    $2,053         $209         $345
Command, Control, Communi-
  cation and Information Systems     846       988           93          148
Technical Services                   466       501           38           42
Aircraft Integration Systems         303       288           31           31
Commercial Electronics               155       206           (9)           7
Aircraft                             810       742           35           69
Corporate and Eliminations          (237)     (213)         (29)         (16)
                                  ------    ------         ----         ----
Total                             $4,124    $4,565         $368         $626
                                  ======    ======         ====         ====

                                       Sales               Operating Income
                                  Six Months Ended         Six Months Ended
                                  July 2,   July 4,       July 2,      July 4,
                                   2000      1999          2000         1999
                                               (In millions)

Electronic Systems                $3,659    $4,063         $392       $  691
Command, Control, Communi-
  cation and Information Systems   1,692     1,950          162          269
Technical Services                   887       950           65           71
Aircraft Integration Systems         601       583           46           73
Commercial Electronics               329       426           11           18
Aircraft                           1,625     1,368           65          126
Corporate and Eliminations          (438)     (439)         (57)         (43)
                                  ------    ------         ----       ------
Total                             $8,355    $8,901         $684       $1,205
                                  ======    ======         ====       ======

                                            Identifiable Assets
                                   July 2, 2000            Dec. 31, 1999
                                               (In millions)

Electronic Systems                   $11,499                 $11,596
Command, Control, Communi-
   cation and Information Systems      5,437                   5,368
Technical Services                     1,658                   1,584
Aircraft Integration Systems           1,798                   1,852
Commercial Electronics                   788                     836
Aircraft                               3,320                   3,264
Corporate                              2,423                   2,216
                                     -------                 -------
Total                                $26,923                 $26,716
                                     =======                 =======

Intersegment sales for the three months ended July 2, 2000 and July 4, 1999, respectively, were $30 million and $41 million for Electronic Systems, $28 million and $35 million for Command, Control, Communication and Information Systems, $130 million and $108 million for Technical Services, $4 million and $8 million for Aircraft Integration Systems, $17 million and $17 million for Commercial Electronics, and $28 million and $4 million for Aircraft.

Intersegment sales for the six months ended July 2, 2000 and July 4, 1999, respectively, were $75 million and $77 million for Electronic Systems, $55 million and $91 million for Command, Control, Communication and Information Systems, $241 million and $217 million for Technical Services, $8 million and $17 million for Aircraft Integration Systems, $29 million and $29 million for Commercial Electronics, and $30 million and $8 million for Aircraft.

4.  Inventories

Inventories consisted of the following at:

                                        July 2, 2000   Dec. 31, 1999
                                               (In millions)

Finished goods                           $  391          $  280
Work in process                           1,124           1,303
Materials and purchased parts               572             510
Excess of current cost over
   LIFO values                             (142)           (143)
                                         ------          ------
Total                                    $1,945          $1,950
                                         ======          ======

5.  Special Purpose Entities

In connection with the sales of receivables, the following special purpose entities continued in existence at July 2, 2000, Raytheon Receivables, Inc., Raytheon Aircraft Receivables Corporation, and RE&C Receivables Corporation. The balance of receivables sold to banks or financial institutions outstanding at July 2, 2000 was $2,404 million versus $3,040 million at December 31, 1999. No material net gain or loss resulted from the sales of receivables.

6.  Stockholders' Equity

Stockholders' equity consisted of the following at:

                                            July 2, 2000    Dec. 31, 1999
                                                  (In millions)

Preferred stock                             $    --           $    --
Class A common stock                              1                 1
Class B common stock                              2                 2
Additional paid-in capital                    6,483             6,475
Accumulated other comprehensive income          (80)              (69)
Treasury stock                                 (413)             (413)
Retained earnings                             4,694             4,963
                                            -------           -------
Total                                       $10,687           $10,959
                                            =======           =======

Common stock outstanding                      340.0             338.8

During the first half of 2000, outstanding shares of common stock were increased by 1.2 million shares due to common stock plan activity.

Share information used to calculate earnings per share (EPS) is as follows:

                                Three Months Ended          Six Months Ended
                                July 2,     July 4,       July 2,      July 4,
                                 2000        1999          2000         1999
                                               (In thousands)

Average common shares
  outstanding for basic EPS      338,214   336,885        338,193      336,620
Dilutive effect of stock plans     1,803     6,795          1,076        5,187
                                 -------   -------        -------      -------
Average common shares
  outstanding for diluted EPS    340,017   343,680        339,269      341,807
                                 =======   =======        =======      =======

Options to purchase 23.7 million and 0.1 million shares of common stock for the three months ended July 2, 2000 and July 4, 1999, respectively, and options to purchase 23.8 million and 6.4 million shares of common stock for the six months ended July 2, 2000 and July 4, 1999, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company's common stock during the respective periods.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The computation of comprehensive income is as follows:

                                 Three Months Ended        Six Months Ended
                                July 2,     July 4,       July 2,      July 4,
                                 2000        1999          2000         1999
                                               (In millions)

Net income (loss)                $ 49       $290            $(132)      $495
Other comprehensive
   income (loss)                  (25)        (7)             (11)         1
                                 ----       ----             ----       ----


Total comprehensive
   income (loss)                 $ 24       $283             $(143)     $496
                                 ====       ====             =====      ====
7.  Discontinued Operations

On July 7, 2000, the Company completed the sale of its Raytheon Engineers & Constructors (RE&C) subsidiary for approximately $50 million in cash, subject to purchase price adjustments. The Company also retained approximately $30 million of cash on the balance sheet of RE&C at closing. Pursuant to the agreement, the Company retained the responsibility for performance of four large, fixed price international turnkey projects that are close to completion, partially indemnified the buyer on the completion of one other existing project, and retained certain significant assets and liabilities. For the six months ended July 2, 2000, the Company recorded an estimated loss on disposal of $340 million pretax, or $237 million after tax. Included in the loss on disposal of discontinued operations is an expected gain on curtailment of the RE&C pension plans of $35 million.

The summary of operating results from discontinued operations is as follows:

                                 Three Months Ended        Six Months Ended
                                July 2,     July 4,       July 2,      July 4,
                                 2000        1999          2000         1999
                                               (In millions)



Net sales                        $695       $645           $1,368       $1,335
Operating expenses                700        627            1,468        1,290
                                 ----       ----           ------       ------
Operating income (loss)            (5)        18             (100)          45
Other expense (income), net         5         (2)               8           (3)
                                 ----       ----           ------       ------
Income (loss) before taxes        (10)        20             (108)          48
Federal and foreign income taxes   (3)         7              (31)          17
                                 ----       ----           ------       ------
Income (loss) from
   discontinued operations       $(7)       $ 13           $  (77)      $   31
                                 ====       ====           ======       ======

The $7 million loss from discontinued operations for the three months ended July 2, 2000 was included in the estimated loss on disposal of discontinued operations.

The components of net assets from discontinued operations are as follows:

                                             July 2, 2000   Dec. 31, 1999
                                                    (In millions)

Current assets                               $ 1,016         $ 902
Noncurrent assets                                495           492
Current liabilities                           (1,263)         (753)
Noncurrent liabilities                            (7)          (68)
                                             -------         -----
Net assets from discontinued operations      $   241         $ 573
                                             =======         =====

The decline in net assets from discontinued operations is due primarily to the $340 million estimated loss on disposal recorded during 2000.

8.   Commitments and Contingencies

During October and November 1999, the Company and two of its officers were named as defendants in class action lawsuits. In June 2000, four additional former or present officers were named as defendants. The complaints principally allege that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance, thereby causing the value of the Company's stock to be artificially inflated. The Company intends to file a motion to dismiss. The Company was also named as a nominal defendant and all of its directors (except one) were named as defendants in derivative lawsuits. The derivative complaints contain allegations similar to those included in the above complaints and further allege that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in both the derivative complaints and the other complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse affect on the Company's financial position, liquidity, and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

The Company merged with the defense business of Hughes Electronics Corporation ("Hughes Defense") in December 1997. Pursuant to the terms of the Master Separation Agreement (the "Separation Agreement"), which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. Based on the terms and conditions of the Separation Agreement, the Company believes that it is entitled to a reduction in the purchase price, a position that Hughes Electronics disputes. Although the Company and Hughes Electronics have been engaged in discussions in an attempt to resolve this dispute, it now appears as though a negotiated settlement is not likely in the foreseeable future based on the current position of the parties. The only alternative to a negotiated settlement is binding arbitration, as provided in the Separation Agreement. Concurrent with the negotiations, the parties have held initial discussions regarding the selection of a neutral arbitrator. Accordingly, while the Company expects a reduction in purchase price from the original terms of the agreement, the amount, timing, and effect on the Company's financial position are uncertain. As a result of this uncertainty, no amounts have been recorded in the financial statements related to this expected reduction in purchase price. Any payment received from Hughes Electronics as a result of a reduction in purchase price will result in a corresponding reduction in goodwill and not be reflected in the income statement.

In March 2000, the Company and Hughes Electronics participated unsuccessfully in a voluntary mediation pursuant to the alternative dispute resolution process set forth in the Separation Agreement in connection with a separate claim against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics to the Company prior to the merger. The Company and Hughes Electronics are in the process of choosing arbitrators to resolve the claim through binding arbitration pursuant to the Separation Agreement.

In November 1999, the Company filed a complaint against Towers, Perrin, Forster & Crosby (TPF&C). The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and errors made by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial.

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

9.  Notes Payable and Long-term Debt

In March 2000, the Company issued $2.25 billion of long-term debt in a private placement consisting of $200 million of floating rate notes due in 2002, $800 million of 7.9% notes due in 2003, $850 million of 8.2% notes due in 2006, and $400 million of 8.3% notes due in 2010. Proceeds from the offering were used to repay outstanding short-term debt, thereby extending the maturity of the Company's debt obligations. The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission to convert this debt to publicly registered securities.

The Company has on file a shelf registration with the Securities and Exchange Commission registering the issuance of up to $3.0 billion in debt and/or equity securities. As of July 2, 2000, no securities had been issued in connection with this shelf registration. On August 10, 2000, the Company issued $350 million of floating rate notes due in 2001 under this registration statement in order to refinance a portion of the long-term debt maturing in the current quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Continuing Operations - Second Quarter 2000 Compared with Second Quarter 1999

Net sales in the second quarter of 2000 were $4.1 billion, a decrease of 9.7 percent versus $4.6 billion for the same period in 1999. The decrease in net sales is primarily due to lower volume in missiles and missile defense systems and the divestiture of the Company's flight simulation business in the first quarter of 2000 and its Cedarapids subsidiary in the third quarter of 1999. Sales to the U.S. Department of Defense were 54 percent of sales in the second quarter of 2000 versus 52 percent of sales in the second quarter of 1999. Total sales to the U.S. government, including foreign military sales, were 67 percent in both the second quarter of 2000 and 1999. Total international sales, including foreign military sales, were 20 percent of sales in the second quarter of 2000 versus 25 percent of sales in the second quarter of 1999. The decrease in international sales is due to the expected wind-down of certain international projects and delays in new international orders.

Gross margin in the second quarter of 2000 was $835 million or 20.2 percent of sales versus $1,125 million or 24.6 percent of sales in the second quarter of 1999. During the second quarter of 2000, the Company recorded a $19 million favorable adjustment to cost of sales to reflect a change in estimate on restructuring initiatives that was more than offset by unfavorable adjustments to contract-related assets at Electronic Systems. The decrease in margin as a percent of sales was primarily due to lower volume from missiles and missile defense systems, a decline in higher margin foreign direct programs, and certain contract adjustments primarily at Electronic Systems which in total benefited 1999.

Administrative and selling expenses were $317 million or 7.7 percent of sales in the second quarter of 2000 versus $364 million or 8.0 percent of sales in the second quarter of 1999.

Research and development expenses increased to $150 million or 3.6 percent of sales in the second quarter of 2000 versus $135 million or 3.0 percent of sales in the second quarter of 1999. The increase was due primarily to new program investments made during the second quarter of 2000, most notably in connection with the Active Electronically Scanned Array (AESA) radar program at Electronic Systems.

Operating income was $368 million or 8.9 percent of sales in the second quarter of 2000 versus $626 million or 13.7 percent of sales in the second quarter of 1999. The changes in operating income by segment are discussed below.

Interest expense, net in the second quarter of 2000 was $185 million compared to $174 million in the second quarter of 1999. The increase was due to a slightly higher weighted-average interest rate on outstanding debt during the second quarter of 2000 as a result of the March 2000 issuance of $2.25 billion of long-term debt.

Other expense, net in the second quarter of 2000 was $14 million, versus other income, net of $7 million in the second quarter of 1999.

The effective tax rate was 43.8 percent in the second quarter of 2000 versus
39.7 percent in the second quarter of 1999. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill. The higher effective tax rate in the second quarter of 2000 results from the impact of non-deductible amortization of goodwill on lower taxable income.

Income from continuing operations was $95 million in the second quarter of 2000, or $0.28 per diluted share on 340.0 million average shares outstanding versus $277 million in the second quarter of 1999, or $0.81 per diluted share on 343.7 million average shares outstanding.

On July 7, 2000, the Company completed the sale of its Raytheon Engineers & Constructors (RE&C) subsidiary for approximately $50 million in cash, subject to purchase price adjustments. The Company also retained approximately $30 million of cash on the balance sheet of RE&C at closing. Pursuant to the agreement, the Company retained the responsibility for four large, fixed price international turnkey projects that are close to completion, partially indemnified the buyer on the completion of one other existing project, and retained certain significant assets and liabilities. In the second quarter of 2000, the Company recorded an additional loss on disposal of discontinued operations of $46 million after-tax, or $0.14 per diluted share. The additional loss on disposal was due primarily to cost growth on one of the retained projects.

Net income for the second quarter of 2000 was $49 million, or $0.14 per diluted share versus $290 million for the second quarter of 1999, or $0.84 per diluted share.

Total employment related to continuing operations was approximately 94,300 at July 2, 2000, and approximately 97,600 at December 31, 1999. The decrease was primarily a result of divestitures and the continuing restructuring initiatives at the Electronics businesses.

Electronic Systems had sales of $1.8 billion in the second quarter of 2000, compared with $2.1 billion in the second quarter of 1999. The decrease in sales was due to a decrease in volume for missiles and missile defense systems. Operating income was $209 million in the second quarter of 2000 versus $345 million a year ago. During the second quarter of 2000, the Company recorded a $19 million favorable adjustment to cost of sales to reflect a change in estimate on restructuring initiatives. The decrease in operating income was due to lower volume from missiles and missile defense systems, a decline in higher margin foreign direct programs, certain positive contract completion adjustments recorded in the second quarter of 1999, and negative contract adjustments recorded on three contracts in the three quarter of 2000.

Command, Control, Communication and Information Systems had sales of $846 million in the second quarter of 2000, compared with $988 million in the second quarter of 1999. Sales were lower due to the divestiture of the flight simulator business and the planned wind-down of certain international projects. Operating income was $93 million in the second quarter of 2000 compared with $148 million in the second quarter of 1999. The decline in operating income was driven by lower volume, negative contracts adjustments on two communications-related programs, and certain positive prior year contract completion adjustments.

Technical Services had second quarter 2000 sales of $466 million, versus $501 million in the second quarter of 1999. Operating income was $38 million in the second quarter of 2000, compared with $42 million in the second quarter of 1999. The decline in sales and operating income was due primarily to the divestiture of the flight simulator business in the first quarter of 2000.

Aircraft Integration Services had sales of $303 million in the second quarter of 2000, compared with sales of $288 million in the second quarter of 1999. Sales from the Airborne Standoff Radar (ASTOR) contract accounted for the increase. Operating income was $31 million in both the second quarter of 2000 and 1999.

Commercial Electronics had sales of $155 million in the second quarter of 2000, compared with second quarter 1999 sales of $206 million. The decrease in sales was due primarily to the divestiture of Cedarapids in the third quarter of 1999. Operating loss was $9 million in the second quarter of 2000 compared with operating income of $7 million in the second quarter of 1999. The decline in operating income was due primarily to the divestiture of Cedarapids, volume shortfalls at Raytheon Marine's High Seas Division, and investments in new technology ventures.

Raytheon Aircraft (RAC) had second quarter 2000 sales of $810 million compared with $742 million in the second quarter of 1999. The increase was due to higher aircraft deliveries. Operating income was $35 million in the second quarter of 2000, compared with $69 million in the second quarter of 1999. Despite higher sales, operating income was down primarily due to pricing pressure on commuter aircraft, the sale of finance receivables, narrower spreads on customer financing due to higher interest rates, and the impact of SAP implementation on certain RAC customer support operations.

Six Months 2000 Compared With Six Months 1999

Net sales for the first six months of 2000 were $8.4 billion, a decrease of 6.1 percent versus $8.9 billion for the same period in 1999. The decline in sales was primarily due to lower volume in missiles and missile defense systems and the divestitures of the Company's flight simulation business in the first quarter of 2000 and its Cedarapids subsidiary in the third quarter of 1999. Sales to the U.S. Department of Defense were 52 percent of sales for both the first six months of 2000 and 1999. Total sales to the U.S. government during the first six months of 2000 and 1999, including foreign military sales, were 66 percent and 69 percent of sales, respectively. Total international sales, including foreign military sales, were 21 percent of sales for the first six months of 2000 versus 24 percent of sales for the same period in 1999.

Gross margin for the first six months of 2000 was $1,585 million or 19.0 percent of sales versus $2,120 million or 23.8 percent of sales for the first six months of 1999. During the second quarter of 2000, the Company recorded a $19 million favorable adjustment to cost of sales to reflect a change in estimate on restructuring initiatives that was more than offset by unfavorable adjustments to contact-related assets at Electronic Systems. The decrease in margin as a percent of sales was primarily due to a decline in higher margin foreign direct programs, lower volume from missile and missile defense systems, and certain contract adjustments primarily at the Electronic Systems which in total benefited 1999.

Administrative and selling expenses were $628 million or 7.5 percent of sales for the first six months of 2000 versus $669 million or 7.5 percent of sales for the first six months of 1999.

Research and development expenses increased to $273 million or 3.3 percent of sales for the first six months of 2000 from $246 million or 2.8 percent of sales for the first six months of 1999. The increase in research and development expenses was due primarily to new program investments made during 2000, most notably in connection with the Active Electronically Scanned Array (AESA) radar program at Electronic Systems.

Operating income was $684 million or 8.2 percent of sales for the first six months of 2000 versus $1,205 million or 13.5 percent of sales for the first six months of 1999. The changes in operating income by segment are discussed below. The Company is maintaining its outlook for consolidated operating margin for the year of approximately 9.5 percent, however, there can be no assurances that the forecasted level of operating margin will be achieved. The timing of new international orders and other factors described below could have a material impact on operating margins for the second half of the year (see "Forward-Looking Statements").

Interest expense, net for the first six months of 2000 was $365 million compared to $349 million for the first six months of 1999. The increase was due to a slightly higher average debt level and an increase in the weighted-average interest rate on outstanding debt during the first six months of 2000 as a result of the March 2000 issuance of $2.25 billion of long-term debt.

Other expense, net for the first six months of 2000 was $9 million versus $2 million for the first six months of 1999.

The effective tax rate was 43.5 percent for the first six months of 2000 versus
39.5 percent for the first six months of 1999. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill. The higher effective tax rate in the first six months of 2000 results from the impact of non-deductible amortization of goodwill on lower taxable income.

Income from continuing operations was $175 million for the first six months of 2000, or $0.52 per diluted share on 339.3 million average shares outstanding versus $517 million for the first six months of 1999, or $1.51 per diluted share on 341.8 million average shares outstanding.

Pursuant to the sale of RE&C, as described above, the Company recorded a loss from discontinued operations for the six months ended July 2, 2000 of $307 million after-tax or $0.90 per diluted share comprised of a $70 million after-tax loss from discontinued operations and a $237 million after-tax loss on disposal of discontinued operations. Included in the loss on disposal of discontinued operations is an expected gain on curtailment of the RE&C pension plans of $35 million.

The Company's net loss for the first six months of 2000 was $132 million, or $0.39 per diluted share versus net income of $495 million for the first six months of 1999, or $1.45 per diluted share.

Electronic Systems had sales of $3.7 billion in the first six months of 2000, compared with $4.1 billion in the first six months of 1999. The decrease in sales was due to a decrease in volume for missiles and missile defense systems. Operating income was $392 million or 10.7 percent of sales in the first six months of 2000 versus $691 million or 17 percent of sales a year ago. During the second quarter of 2000, the Company recorded a $19 million favorable adjustment to cost of sales to reflect a change in estimate on restructuring initiatives. The decrease in operating income was due to a decline in higher margin foreign direct programs, lower volume from missiles and missile defense systems, and certain contract adjustments which in total benefited 1999. The Company is maintaining its outlook for operating margins at Electronic Systems of approximately 13 percent, however, there can be no assurances that the forecasted level of operating margin will be achieved.

Command, Control, Communication and Information Systems had sales of $1.7 billion in the first six months of 2000, compared with $2.0 billion in the first six months of 1999. Sales were lower due to the divestiture of the flight simulator business, the planned wind-down of certain international projects and lower volume from air traffic control programs. For the full year, sales are likely to be down due to the divestiture of the flight simulator business and delays in international orders. Operating income was $162 million or 9.6 percent of sales in the first six months of 2000 compared with $269 million or 13.8 percent of sales in the first six months of 1999. The decrease in operating income was due to lower volume, negative contracts adjustments on two communications-related programs, higher business development expenses, and certain positive prior year, contract completion adjustments.

Technical Services had sales of $887 million in the first six months of 2000, versus $950 million in the first six months of 1999. Operating income was $65 million or 7.3 percent of sales in the first six months of 2000, compared with $71 million or 7.5 percent of sales in the first six months of 1999. The decline in sales and operating income was due primarily to the divestiture of the flight simulator business in the first quarter of 2000.

Aircraft Integration Services had sales of $601 million in the first six months of 2000, compared with sales of $583 million in the first six months of 1999. Sales from the Airborne Standoff Radar (ASTOR) contract accounted for the increase. Operating income was $46 million or 7.7 percent of sales in the first six months of 2000, compared with $73 million or 12.5 percent of sales in the first six months of 1999. Operating income was down primarily due to cost growth on one particular program in 2000, as well as positive contract settlements and termination payments in 1999.

Commercial Electronics had sales of $329 million in the first six months of 2000, compared with $426 million in the first six months of 1999. The decrease in sales was due to the divestiture of Cedarapids in the third quarter of 1999. Operating income was $11 million or 3.3 percent of sales in the first six months of 2000 compared with $18 million or 4.2 percent of sales in the first six months of 1999. Included in the six months of 2000 operating income was a $21 million favorable settlement on a commercial training contract. Operating income was down primarily due to the divestiture of Cedarapids, volume shortfalls at Raytheon Marine's High Seas Division, and investments in new technology ventures.

Raytheon Aircraft had sales of $1.6 billion in the first six months of 2000 compared with $1.4 billion in the first six months of 1999. The increase was driven by higher deliveries. Operating income was $65 million or 4.0 percent of sales in the first six months of 2000, compared with $126 million or 9.2 percent of sales in the first six months of 1999. Despite higher sales, operating income was down primarily due to higher production costs, pricing pressure on commuter aircraft, the sale of finance receivables, narrower spreads on customer financing due to higher interest rates, and the impact of SAP implementation on certain RAC customer support operations. The Company expects the Raytheon Aircraft operating margins to increase in the second half of the year, however, there can be no assurances that this higher margin will be achieved. The Company continues to monitor the status of its three new development programs at RAC - the certification schedule for the Premier aircraft, the first-flight schedule for the Horizon aircraft, and cost management issues related to the roll-out of the JPATS trainer aircraft. Additional cost growth and/or schedule delays could have a material adverse effect on the Company's financial position or results of operations.

Backlog consisted of the following at:

                                       July 2, 2000             Dec. 31, 1999
                                                  (In millions)

Electronic Systems                    $11,946                  $10,682
Command, Control, Communication
    and Information Systems             4,804                    5,135
Technical Services                      1,742                    2,335
Aircraft Integration Systems            2,080                    2,029
Commercial Electronics                    677                      602
Aircraft                                4,315                    4,282
                                      -------                  -------
Total backlog                         $25,564                  $25,065
                                      =======                  =======
U.S. government backlog
   included above                     $16,561                  $15,239
                                      =======                  =======

Financial Condition and Liquidity

Net cash used in operating activities in the first six months of 2000 was $328 million versus $808 million in the first six months of 1999. Net cash used in operating activities from continuing operations was $348 million in the first six months of 2000 versus $568 million in the first six months of 1999. The decrease was due to better collection practices and working capital management, as well as accelerated collections on several large programs. Net cash provided by operating activities from discontinued operations was $20 million in the first six months of 2000 versus net cash used of $240 million in the first six months of 1999 due to a significant advance payment received in the first quarter of 2000.

Net cash used in investing activities was $84 million in the first six months of 2000 versus $248 million in the first six months of 1999. The decrease was due to the sale of the Company's flight simulation business for $160 million in February 2000. Origination and sale of financing receivables in the first six months of 2000 was $551 million and $462 million, respectively, versus $587 million and $484 million, respectively, in the first six months of 1999. Capital expenditures were $191 million in the first six months of 2000 versus $177 million in the first six months of 1999. Capital expenditures related to continuing operations for the full year 2000 are expected to be approximately $500 million.

The Company merged with the defense business of Hughes Electronics Corporation ("Hughes Defense") in December 1997. Pursuant to the terms of the Master Separation Agreement (the "Separation Agreement"), which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. Based on the terms and conditions of the Separation Agreement, the Company believes that it is entitled to a reduction in the purchase price, a position that Hughes Electronics disputes. Although the Company and Hughes Electronics have been engaged in discussions in an attempt to resolve this dispute, it now appears as though a negotiated settlement is not likely in the foreseeable future based on the current position of the parties. The only alternative to a negotiated settlement is binding arbitration, as provided in the Separation Agreement. Accordingly, while the Company expects a reduction in purchase price from the original terms of the agreement, the amount, timing and effect on the Company's financial position are uncertain. As a result of this uncertainty, no amounts have been recorded in the financial statements related to this expected reduction in purchase price. Any payment received from Hughes Electronics as a result of a reduction in purchase price will result in a corresponding reduction in goodwill and not be reflected in the income statement.

In March 2000, the Company and Hughes Electronics participated unsuccessfully in a voluntary mediation pursuant to the alternative dispute resolution process set forth in the Separation Agreement in connection with a separate claim against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics to the Company prior to the merger. The Company and Hughes Electronics are in the process of choosing arbitrators to resolve the claim through binding arbitration pursuant to the Separation Agreement.

In November 1999, the Company filed a complaint against Towers, Perrin, Forster & Crosby (TPF&C). The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and errors made by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial.

Net cash provided by financing activities was $571 million in the first six months of 2000 versus $743 million in the first six months of 1999. Dividends paid to stockholders in the first six months of 2000 were $136 million versus $134 million in the first six months of 1999. The quarterly dividend rate was $0.20 per share for the first two quarters of both 2000 and 1999.

In March 2000, the Company issued $2.25 billion of long-term debt in a private placement consisting of $200 million of floating rate notes due in 2002, $800 million of 7.9% notes due in 2003, $850 million of 8.2% notes due in 2006, and $400 million of 8.3% notes due in 2010. Proceeds from the offering were used to repay outstanding short-term debt, thereby extending the maturity of the Company's debt obligations. The Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission to convert this debt to publicly registered securities.

The Company has on file a shelf registration with the Securities and Exchange Commission registering the issuance of up to $3.0 billion in debt and/or equity securities. As of July 2, 2000, no securities had been issued in connection with this shelf registration. On August 10, 2000, the Company issued $350 million of floating rate notes due in 2001 under this registration statement in order to refinance a portion of the long-term debt maturing in the current quarter.

Total debt was $10.5 billion at July 2, 2000 compared to $9.8 billion at December 31, 1999. Total debt, as a percentage of total capital, was 49.5 percent at July 2, 2000 and 47.1 percent at December 31, 1999.

The Company has bank agreement covenants. The most restrictive covenant requires that earnings before interest, taxes, depreciation, and amortization (EBITDA) be at least 2.25 times net interest expense for the prior four quarters, through the second quarter of 2000, and at least 2.5 times net interest expense thereafter. In the second quarter of 2000, the covenant was amended to account for the disposition of RE&C. The Company was in compliance with this covenant during the first six months of 2000.

Lines of credit with certain commercial banks exist as standby facilities to support the issuance of commercial paper by the Company. The lines of credit were $3.0 billion and $4.1 billion at July 2, 2000 and December 31, 1999, respectively. At July 2, 2000 there was $350 million outstanding under these lines of credit compared with $1.4 billion outstanding at December 31, 1999.

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

Financial instruments held by the Company which are subject to interest rate risk include notes payable, commercial paper, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at July 2, 2000 and July 4, 1999, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $4 million and $1 million, respectively, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at July 2, 2000 and July 4, 1999, which is subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

Accounting Standards

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (FIN No. 44). This interpretation, which is generally effective July 1, 2000, clarifies, among other issues, the definition of employee for the purposes of applying the provisions of APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, and the accounting consequence of various modifications to the terms of a previously fixed stock option or award. The adoption of FIN No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
133). This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS No. 133, as amended, is not expected to have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 is not expected to have a material effect on the Company's financial position or results of operations.

Forward-Looking Statements

Certain statements made in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "anticipate," "estimate," "intend," or "plan" are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide-range of risks, and there can be no assurance that actual results may not differ materially. Important factors that could cause actual results to differ include, but are not limited to: differences in anticipated and actual program results; the ultimate resolution of contingencies and legal matters; the ability to realize anticipated cost efficiencies; the ability to contain cost growth, particularly at Raytheon Aircraft (RAC); timely development and certification of new aircraft; the ability to finance ongoing operations at attractive rates; the effect of market conditions, particularly as it affects the general aviation market; the impact of competitive products and pricing; the impact on recourse obligations of RAC due to changes in the collateral values of financed aircraft; risks inherent with large long-term fixed price contracts, particularly at the Company's Electronics businesses; government customers' budgetary constraints; government import and export policies; termination of government contracts; financial and governmental risks related to international transactions; the integration of acquisitions; the availability of raw materials, particularly at Commercial Electronics; and risks associated with the continuing project obligations and retained assets and liabilities of Raytheon Engineers & Constructors, among other things. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in the Company's reports filed with the Securities and Exchange Commission, including "Item 1-Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as specifically described below, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated below, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company's financial position or results of operations.

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

During October and November 1999, the Company and two of its officers were named as defendants in fourteen purported class action lawsuits. Twelve of the lawsuits were filed in the United States District Court for the District of Massachusetts; one was filed in the United States District Court for the Southern District of New York; and one was filed in the United States District Court for the District of Maryland (collectively the "Complaints"). The Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning the Company's financial performance, thereby allegedly causing the value of the Company's stock to be artificially inflated. The Massachusetts and the Southern District of New York Complaints have been consolidated in the United States District Court for the District of Massachusetts (the "Court"). The Court has appointed a lead plaintiff and, on June 12, 2000, a Consolidated and Amended Class Action Complaint ( the "Consolidated Complaint") was filed, naming four additional former or present officers as defendants and alleging a purported class period of October 7, 1998 through October 12, 1999. All defendants have until September 8, 2000 to file a motion to dismiss, which the Company and the individual defendants currently plan to do.

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

Although the Company believes that it and the other defendants have meritorious defenses to the claims made in both the Complaints and Derivative Complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse affect on the Company's financial position or results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

The U.S. Customs Service has concluded its investigation of the contemplated sale by Raytheon Canada Ltd., a subsidiary of the Company, of troposcatter radio equipment to a customer in Pakistan. The Company has produced documents in response to grand jury subpoenas, and grand jury appearances have taken place. The Company has cooperated fully with the investigation. The Government has not reached a final decision with respect to this matter. An adverse decision relating to this matter could ultimately have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the annual meeting of stockholders held on April 26, 2000, the stockholders of the Company took the following action:

1. The holders of Class A common stock and Class B common stock, voting together as a single class, elected the following six directors for terms of office expiring at the annual meeting of stockholders as noted below:

Terms of office expiring at the annual meeting of stockholders in the year 2003

        Name                            For               Withhold

Ferdinand Colloredo-Mansfeld        845,974,658          27,323,412
Thomas E. Everhart                  845,685,717          27,612,353
L. Dennis Kozlowski                 846,355,958          26,942,112
Warren B. Rudman                    842,642,698          30,655,372

Term of office expiring at the annual meeting of stockholders in the year 2002

Name                                    For               Withhold

Barbara M. Barrett                  845,859,996          27,438,074

Term of office expiring at the annual meeting of stockholders in the year 2001

Name                                   For                Withhold

William R. Spivey                   846,576,387          26,721,683

The following directors continued in office after the meeting: Daniel P. Burnham, John M. Deutch, John R. Galvin, Henrique de Campos Meirelles, Dennis J. Picard, and Alfred M. Zeien.

2. The holders of Class A common stock and Class B common stock, voting as separate classes, rejected a stockholder proposal regarding executive compensation. The Class A vote was 5,087,971 for and 53,507,532 against, with 1,029,778 abstentions and 14,219,454 broker non-votes. The Class B vote was 14,373,932 for and 122,566,905 against, with 2,464,012 abstentions and 29,045,228 broker non-votes.

3. The holders of Class A common stock and Class B common stock, voting as separate classes, approved a stockholder proposal which recommended that the Company not adopt or maintain a shareholder rights plan unless the plan had been approved by majority vote of the stockholders. The Class A vote was 36,747,882 for and 22,134,821 against, with 742,576 abstentions and 14,219,456 broker non-votes. The Class B vote was 85,063,481 for and 51,902,587 against, with 2,438,781 abstentions and 29,045,228 broker non-votes.

4. The holders of Class A common stock and Class B common stock, voting as separate classes, approved a stockholder proposal which recommended that the entire Board of Directors be elected annually with at least a majority of independent directors. The Class A vote was 34,444,395 for and 24,463,998 against, with 716,885 abstentions and 14,219,457 broker non-votes. The Class B vote was 77,696,020 for and 59,359,250 against, with 2,349,580 abstentions and 29,045,227 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

      27 Financial Data Schedule for the six months ended July 2, 2000 (filed only electronically with the Securities and Exchange Commission).

      99 Restated Financial Data Schedule for the six months ended July 4, 1999 (filed only electronically with the Securities and Exchange Commission).

         (b)  Reports on Form 8-K

               None.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RAYTHEON COMPANY (Registrant)

                                By:      /s/ Edward S. Pliner
                                             Edward S. Pliner
                                             Vice President and
                                             Corporate Controller
                                             (Chief Accounting Officer)



August 16, 2000