Form 10-Q/A
period 2000-07-02
RAYTHEON CO/
filed 2000-08-17
CIK 1047122

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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

     The following text represents an amendment to Form 10-Q filed with the Commission on August 16, 2000 which changes the last line of the text of the paragraph on p. 14 beginning "Electronic Systems had sales of $1.8 billion... " to read as follows: "...recorded on three contracts in the second quarter of 2000."

"PAGE
                                       14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)


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

Electronic Systems had sales of $1.8 billion in the second quarter of 2000, compared with $2.1 billion in the second quarter of 1999. The decrease in sales was due to a decrease in volume for missiles and missile defense systems. Operating income was $209 million in the second quarter of 2000 versus $345 million a year ago. During the second quarter of 2000, the Company recorded a $19 million favorable adjustment to cost of sales to reflect a change in estimate on restructuring initiatives. The decrease in operating income was due to lower volume from missiles and missile defense systems, a decline in higher margin foreign direct programs, certain positive contract completion adjustments recorded in the second quarter of 1999, and negative contract adjustments recorded on three contracts in the second quarter of 2000.

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

Aircraft Integration Services had sales of $303 million in the second quarter of 2000, compared with sales of $288 million in the second quarter of 1999. Sales from the Airborne Standoff Radar (ASTOR) contract accounted for the increase. Operating income was $31 million in both the second quarter of 2000 and 1999."

                                       3
SIGNATURE

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



August 17, 2000