Form 10-Q
period 2000-10-01
RAYTHEON CO/
filed 2000-11-15
CIK 1047122

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 1, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Number of shares of common stock outstanding as of October 1, 2000: 339,910,000, consisting of 100,805,000 shares of Class A common stock and 239,105,000 shares of Class B common stock.

RAYTHEON COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAYTHEON COMPANY

BALANCE SHEETS (Unaudited)

                                                Oct. 1, 2000      Dec. 31, 1999
                                                          (In millions)
ASSETS
Current assets
  Cash and cash equivalents                      $   171             $  230
  Accounts receivable, less allowance for
     doubtful accounts                               688                 819
  Contracts in process                             4,426               4,348
  Inventories                                      1,934               1,950
  Deferred federal and foreign income taxes          471                 490
  Prepaid expenses and other current assets          151                 192
  Net assets from discontinued operations             50                 573
                                                 -------             -------
     Total current assets                          7,891               8,602
Property, plant, and equipment, net                2,452               2,387
Goodwill, net                                     13,378              13,596
Other assets, net                                  2,889               2,704
                                                 -------             -------
         Total assets                            $26,610             $27,289
                                                 =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current portion
           of long-term debt                     $   972             $ 2,471
  Advance payments, less contracts in
           process                                   966               1,245
  Accounts payable                                   988               1,204
  Accrued salaries and wages                         644                 497
  Other accrued expenses                           1,368               1,716
                                                 -------             -------
         Total current liabilities                 4,938               7,133
Accrued retiree benefits and other
  long-term liabilities                            1,316               1,411
Deferred federal and foreign income taxes            591                 488
Long-term debt                                     9,049               7,298
Stockholders' equity                              10,716              10,959
                                                 -------             -------
              Total liabilities and
                    stockholders' equity         $26,610             $27,289
                                                 =======             =======

The accompanying notes are an integral part of the financial statements

                                       3

RAYTHEON COMPANY
STATEMENTS OF INCOME (Unaudited)
                                             Three Months Ended                Nine Months Ended
                                        Oct. 1, 2000     Oct. 3, 1999      Oct. 1, 2000     Oct. 3, 1999
                                                     (In millions, except per share amounts)
Net sales                                $4,160            $4,122           $12,515           $13,023
                                         ------            ------           -------           -------
Cost of sales                             3,317             3,577            10,087            10,358
Administrative and selling expenses         288               361               916             1,030
Research and development expenses           122               115               395               361
                                         ------            ------           -------           -------
Total operating expenses                  3,727             4,053            11,398            11,749
                                         ------            ------           -------           -------
Operating income                            433                69             1,117             1,274
                                         ------            ------           -------           -------
Interest expense, net                       193               177               558               526
Other expense, net                            4                10                13                12
                                         ------            ------           -------           -------
Non-operating expense, net                  197               187               571               538
                                         ------            ------           -------           -------
Income (loss) from continuing
   operations before taxes                  236              (118)              546               736
Federal and foreign income taxes            103               (29)              238               308
                                         ------            ------           -------           -------
Income (loss) from continuing
   operations                               133               (89)              308               428
                                         ------            ------           -------           -------
Discontinued operations
  Loss from discontinued operations,
     net of tax                               -               (74)              (70)              (43)
  Loss on disposal of discontinued
     operations, net of tax                 (28)                -              (265)                -
                                         ------            ------           -------           -------
                                            (28)              (74)             (335)              (43)
                                         ------            ------           -------           -------
Income (loss) before accounting change      105              (163)              (27)              385
Cumulative effect of change in
     accounting principle, net of tax         -                 -                 -                53
                                         ------            ------           -------           -------
Net income (loss)                        $  105            $ (163)          $   (27)          $   332
                                         ======            ======           =======           =======
Earnings (loss) per share from
  continuing operations
         Basic                           $ 0.39            $(0.26)          $ 0.91            $ 1.27
         Diluted                         $ 0.39            $(0.26)          $ 0.91            $ 1.25
Loss per share from discontinued
  operations
         Basic                           $(0.08)           $(0.22)          $(0.99)           $(0.13)
         Diluted                         $(0.08)           $(0.22)          $(0.99)           $(0.13)

Earnings (loss) per share before
  accounting change
         Basic                           $ 0.31            $(0.48)          $(0.08)           $ 1.14
         Diluted                         $ 0.31            $(0.48)          $(0.08)           $ 1.12

Earnings (loss) per share
         Basic                           $ 0.31            $(0.48)          $(0.08)           $ 0.98
         Diluted                         $ 0.31            $(0.48)          $(0.08)           $ 0.97

Dividends declared per share             $ 0.20            $ 0.20           $ 0.60            $ 0.60


The accompanying notes are an integral part of the financial statements.

                                       4
RAYTHEON COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
                                                         Nine Months Ended
                                                   Oct. 1, 2000    Oct. 3, 1999
                                                          (In millions)
Cash flows from operating activities
  Income from continuing operations after
     accounting change                                 $  308        $  375
  Adjustments to reconcile income from
    continuing operations after accounting
    change to net cash used in operating
    activities, net of the effect of divestitures
       Depreciation and amortization                      524           504
       Net gains on sale of operating units and
           investments                                     (5)          (22)
       Decrease (increase) in accounts receivable         128          (207)
       Increase in contracts in process                  (262)         (620)
       Increase in inventories                            (40)         (144)
       Decrease in current deferred federal
          and foreign income taxes                         19           173
       Decrease (increase) in prepaid expenses
          and other current assets                         41           (77)
       Decrease in advance payments                      (282)         (193)
       Decrease in accounts payable                      (281)         (428)
       Increase (decrease) in accrued salaries
          and wages                                       156           (23)
       Decrease in other accrued expenses                 (56)         (449)
       Other adjustments, net                            (140)           87
                                                       ------        ------
     Net cash provided by (used in) operating
       activities from continuing operations              110        (1,024)
     Net cash used in operating activities from
       discontinued operations                           (104)         (311)
                                                       ------        ------
Net cash provided by (used in) operating
     activities                                             6        (1,335)
                                                       ------        ------
Cash flows from investing activities
       Sale of financing receivables                      666           804
       Origination of financing receivables              (784)         (941)
       Collection of financing receivables
          not sold                                         85            67
       Expenditures for property, plant, and
          equipment                                      (287)         (287)
       Proceeds from sales of property, plant,
           and equipment                                   40             -
       Increase in other assets                           (80)          (84)
       Proceeds from sales of operating units
          and investments                                 176           228
                                                       ------        ------
     Net cash used in investing activities from
        continuing operations                            (184)         (213)
     Net cash (used in) provided by investing
        activities from discontinued operations            70            11
                                                       ------        ------
Net cash used in investing activities                    (114)         (202)
                                                       ------        ------
Cash flows from financing activities
       Dividends                                         (204)         (201)
       (Decrease) increase in short-term debt          (1,998)        1,413
       Increase in long-term debt                       2,250             6
       Proceeds under common stock plans                    1           163
       Purchase of shares for treasury                      -          (150)
                                                       ------        ------
     Net cash provided by financing activities
       from continuing operations                          49         1,231
     Net cash used in financing activities
       from discontinued operations                         -            (2)
                                                       ------        ------
Net cash provided by financing activities                  49         1,229
                                                       ------        ------
Net decrease in cash and cash equivalents                 (59)         (308)
Cash and cash equivalents at beginning of year            230           421
                                                       ------        ------
Cash and cash equivalents at end of period             $  171        $  113
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

2.   Restructuring

During the first nine months of 2000, the Company's activity related to restructuring initiatives at the Company's defense and commercial electronics businesses were as follows:
                                                 Exit Costs      Restructuring
                                              (In millions except employee data)

Accrued liability at December 31, 1999            $ 144             $ 130
                                                  -----             -----
Charges and liabilities accrued
  Severance and other employee related costs          -                 8
                                                  -----             -----
Costs incurred
  Severance and other employee related costs        (62)               (8)
  Facility closure and related costs                (26)               (8)
                                                  -----             -----
                                                    (88)              (16)
Change in estimate
  Severance and other employee related costs          -               (26)
  Facility closure and related costs                  -               (18)
                                                  -----             -----
                                                      -               (44)
                                                  -----             -----

Accrued liability at October 1, 2000              $  56             $  78
                                                  =====             =====
Cash expenditures                                 $  88             $  16

Number of employee terminations due
     to restructuring actions                       900               100

Number of square feet exited due to
     restructuring actions                          1.8               0.6

The Company also incurred $102 million of capital expenditures and period expenses in the first nine months of 2000 related to the restructuring initiatives.

In the third quarter of 2000, the Company recorded an $8 million restructuring charge at Commercial Electronics to reduce the Raytheon Marine High Seas Division workforce by 90 employees in Germany.

In the third quarter of 2000, the Company determined that the restructuring initiatives would be $25 million lower than originally planned and recorded a favorable adjustment to cost of sales. The reduction in estimated restructuring costs related primarily to lower than anticipated costs for severance due to higher employee attrition and transfers within the Company at facilities where these actions have been completed.

In the second quarter of 2000, the Company determined that the restructuring initiatives would be $19 million lower than originally planned and recorded a favorable adjustment to cost of sales. The reduction in estimated restructuring costs related to lower than anticipated costs for severance and facilities due to higher employee attrition and transfers within the Company, more rapid exit from facilities, and the identification of alternative uses for facilities originally identified for disposition during the quarter.

The cumulative number of employee terminations due to restructuring actions for exit costs and restructuring was 7,800 and 4,100, respectively. The cumulative number of square feet exited due to restructuring actions for exit costs and restructuring was 8.4 million and 3.5 million, respectively.

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

     Technical Services includes Depot Services, Professional Services, and Support Services.

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

Segment financial results were as follows:

                                         Sales             Operating Income
                                   Three Months Ended     Three Months Ended
                                  Oct. 1,      Oct. 3,    Oct. 1,    Oct. 3,
                                   2000         1999       2000       1999
                                                  (In millions)

Electronic Systems                $1,938       $1,986      $ 296     $ 108
Command, Control, Communication
     and Information Systems         843          840         87         1
Technical Services                   461          444         36        21
Aircraft Integration Systems         277          210         11       (78)
Commercial Electronics               156          171        (15)      (33)
Aircraft                             749          706         40        75
Corporate and Eliminations          (264)        (235)       (22)      (25)
                                  ------       ------      -----     -----
Total                             $4,160       $4,122      $ 433     $  69
                                  ======       ======      =====     =====

                                      Sales               Operating Income
                                   Nine Months Ended     Nine Months Ended
                                  Oct. 1,      Oct. 3,   Oct. 1,    Oct. 3,
                                   2000         1999      2000       1999
                                                  (In millions)

Electronic Systems                $ 5,597      $ 6,049     $ 688     $   799
Command, Control, Communication
     and Information Systems        2,535        2,790       249         270
Technical Services                  1,348        1,394       101          92
Aircraft Integration Systems          878          793        57          (5)
Commercial Electronics                485          597        (4)        (15)
Aircraft                            2,374        2,074       105         201
Corporate and Eliminations           (702)        (674)      (79)        (68)
                                  -------      -------    ------      ------
Total                             $12,515      $13,023    $1,117      $1,274
                                  =======      =======    ======      ======

                                       8
                                               Identifiable Assets
                                      Oct. 1, 2000            Dec. 31, 1999
                                                  (In millions)

Electronic Systems                    $11,558                 $11,596
Command, Control, Communication
     and Information Systems            5,271                   5,368
Technical Services                      1,617                   1,584
Aircraft Integration Systems            1,826                   1,852
Commercial Electronics                    777                     836
Aircraft                                3,248                   3,264
Corporate                               2,263                   2,216
                                      -------                 -------
Total                                 $26,560                 $26,716
                                      =======                 =======

Intersegment sales in the three months ended October 1, 2000 and October 3, 1999, respectively, were $53 million and $41 million for Electronic Systems, $33 million and $40 million for Command, Control, Communication and Information Systems, $121 million and $113 million for Technical Services, $16 million and $9 million for Aircraft Integration Systems, $27 million and $28 million for Commercial Electronics, and $14 million and $4 million for Aircraft.

Intersegment sales in the nine months ended October 1, 2000 and October 3, 1999, respectively, were $128 million and $118 million for Electronic Systems, $88 million and $131 million for Command, Control, Communication and Information Systems, $362 million and $330 million for Technical Services, $24 million and $26 million for Aircraft Integration Systems, $56 million and $57 million for Commercial Electronics, and $44 million and $12 million for Aircraft.

4.  Inventories

Inventories consisted of the following at:

                                         Oct. 1, 2000            Dec. 31, 1999
                                                     (In millions)

Finished goods                               $  150                   $  280
Work in process                               1,321                    1,303
Materials and purchased parts                   603                      510
Excess of current cost over LIFO values        (140)                    (143)
                                             ------                   ------
Total                                        $1,934                   $1,950
                                             ======                   ======
5.  Special Purpose Entities

In connection with the sales of receivables, the following special purpose entities continued in existence at October 1, 2000, Raytheon Receivables, Inc. and Raytheon Aircraft Receivables Corporation. The balance of receivables sold to banks or financial institutions outstanding at October 1, 2000 was $1,880 million versus $3,040 million at December 31, 1999. No material net gain or loss resulted from the sales of receivables.

6.  Stockholders' Equity

Stockholders' equity consisted of the following at:

                                             Oct. 1, 2000   Dec. 31, 1999
                                                    (In millions)

Preferred stock                               $    --          $    --
Class A common stock                                1                1
Class B common stock                                2                2
Additional paid-in capital                      6,486            6,475
Accumulated other comprehensive income            (92)             (69)
Treasury stock                                   (413)            (413)
Retained earnings                               4,732            4,963
                                              -------          -------
Total                                         $10,716          $10,959
                                              =======          =======
Common stock outstanding                        339.9            338.8

During the first nine months of 2000, outstanding shares of common stock were increased by 1.1 million shares due to common stock plan activity.

Share information used to calculate earnings per share (EPS) is as follows:

                                    Three Months Ended     Nine Months Ended
                                    Oct. 1,    Oct. 3,     Oct. 1,     Oct. 3,
                                     2000       1999        2000        1999
                                                 (In thousands)

Average common shares
  outstanding for basic EPS       338,315      338,022     338,233     337,087

Dilutive effect of stock plans      3,278            -       1,683       5,289
                                  -------      -------     -------     -------
Average common shares
  outstanding for diluted EPS     341,593      338,022     339,916     342,376
                                  =======      =======     =======     =======

Options to purchase 22.4 million and 6.5 million shares of common stock for the three months ended October 1, 2000 and October 3, 1999, respectively, and options to purchase 22.8 million and 6.5 million shares of common stock for the nine months ended October 1, 2000 and October 3, 1999, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company's common stock during the respective periods. Average common shares outstanding for diluted EPS for the three months ended October 3, 1999 does not include options to purchase 18.6 million shares of common stock since their inclusion would have an antidilutive effect on EPS.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The computation of comprehensive income is as follows:

                             Three Months Ended       Nine Months Ended
                             Oct. 1,    Oct. 3,      Oct. 1,      Oct. 3,
                              2000       1999         2000         1999
                                            (In millions)

Net income (loss)             $ 105     $ (163)      $(27)         $ 332
Other comprehensive
     income (loss)              (12)         2        (23)             3
                              -----     ------       ----          -----
Total comprehensive
     income (loss)            $  93     $ (161)      $(50)         $ 335
                              =====     ======       ====          =====

7.   Discontinued Operations

In the third quarter of 2000, the Company completed the sale of its Raytheon Engineers & Constructors (RE&C) subsidiary for approximately $73 million in cash, net. The Company also retained approximately $30 million of cash on the balance sheet of RE&C at closing. Pursuant to the agreement, the Company retained the responsibility for performance of four large, fixed price international turnkey projects that are close to completion, partially indemnified the buyer on the completion of one other existing project, and retained certain significant assets and liabilities. For the nine months ended October 1, 2000, the Company recorded an estimated loss on disposal of $383 million pretax, or $265 million after-tax. Included in the loss on disposal of discontinued operations was a gain on curtailment of the RE&C pension plans of $35 million.

The sale of RE&C is subject to a purchase price adjustment based upon an audited April 30, 2000 balance sheet that has not yet been completed. The Company does not believe a material adjustment will be required.

The summary of operating results from discontinued operations is as follows:

                             Three Months Ended       Nine Months Ended
                             Oct. 1,    Oct. 3,      Oct. 1,      Oct. 3,
                              2000       1999         2000         1999
                                            (In millions)


Net sales                   $ 55       $ 654          $1,423     $1,989
Operating expenses            97         773           1,565      2,063
                            ----       -----          ------     ------
Operating loss               (42)       (119)           (142)       (74)
Other expense (income), net    1          (4)              9         (7)
                            ----       -----          ------     ------
Loss before taxes            (43)       (115)           (151)       (67)
Federal and foreign
     income taxes            (15)        (41)            (46)       (24)
                            ----       -----          ------     ------
Loss from discontinued
     operations             $(28)      $ (74)         $ (105)    $  (43)
                            ====       =====          ======     ======

The components of net assets from discontinued operations are as follows:

                                               Oct. 1, 2000   Dec. 31, 1999
                                                      (In millions)

Current assets                                 $ 197            $ 902
Noncurrent assets                                  -              492
Current liabilities                             (147)            (753)
Noncurrent liabilities                             -              (68)
                                               -----            -----
Net assets from discontinued operations        $  50            $ 573
                                               =====            =====

8.   Commitments and Contingencies

During October and November 1999, the Company and two of its officers were named as defendants in class action lawsuits. In June 2000, four additional former or present officers were named as defendants. The complaints principally allege that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance, thereby causing the value of the Company's stock to be artificially inflated. The Company has filed a motion to dismiss. The Company was also named as a nominal defendant and all of its directors at the time (except one) were named as defendants in derivative lawsuits. The derivative complaints contain allegations similar to those included in the above complaints and further allege that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in both the derivative complaints and the other complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse affect on the Company's financial position, liquidity, and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

The Company merged with the defense business of Hughes Electronics Corporation ("Hughes Defense") in December 1997. Pursuant to the terms of the Master Separation Agreement (the "Separation Agreement"), which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. Based on the terms and conditions of the Separation Agreement, the Company believes that it is entitled to a reduction in the purchase price, a position that Hughes Electronics disputes. Although the Company and Hughes Electronics have been engaged in discussions in an attempt to resolve this dispute, it now appears as though a negotiated settlement is not likely in the foreseeable future based on the current position of the parties. The only alternative to a negotiated settlement is binding arbitration, as provided in the Separation Agreement. Concurrent with the negotiations, the parties are in the process of selecting a neutral arbitrator. Accordingly, while the Company expects a reduction in purchase price from the original terms of the agreement, the amount, timing, and effect on the Company's financial position are uncertain. As a result of this uncertainty, no amounts have been recorded in the financial statements related to this expected reduction in purchase price. Any payment received from Hughes Electronics as a result of a reduction in purchase price will result in a corresponding reduction in goodwill and not be reflected in the income statement unless the reduction in goodwill results in lower amortization in future periods.

In March 2000, the Company and Hughes Electronics participated unsuccessfully in a voluntary mediation pursuant to the alternative dispute resolution process set forth in the Separation Agreement in connection with a separate claim against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics to the Company prior to the merger. The Company and Hughes Electronics have selected arbitrators to resolve the claim through binding arbitration pursuant to the Separation Agreement. The arbitration is scheduled for May 2001.

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

The Company has also initiated a proceeding against Hughes Electronics pursuant to the terms of the Separation Agreement seeking to recover costs incurred by the Company resulting from errors in the administration of the Hughes Plans which Hughes Electronics failed to disclose to the Company. Mediation is scheduled for December 2000.

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

9.  Notes Payable and Long-term Debt

In March 2000, the Company issued $2.25 billion of long-term debt in a private placement consisting of $200 million of floating rate notes due in 2002, $800 million of 7.9% notes due in 2003, $850 million of 8.2% notes due in 2006, and $400 million of 8.3% notes due in 2010. Proceeds from the offering were used to repay outstanding short-term debt, thereby extending the maturity of the Company's debt obligations. In October 2000, the Company completed an exchange offer to convert this debt to publicly registered securities.

The Company has on file a shelf registration with the Securities and Exchange Commission registering the issuance of up to $3.0 billion in debt and/or equity securities. In August 2000, the Company issued $350 million of floating rate notes based upon LIBOR due in 2001 under this registration statement in order to refinance a portion of long-term debt that matured during the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Continuing Operations - Third Quarter 2000 Compared with Third Quarter 1999

Net sales in the third quarter of 2000 were $4.2 billion versus $4.1 billion for the same period in 1999. Excluding the $180 million revenue reduction resulting from the 1999 third quarter charges, revenue declined slightly due to lower volume in missiles and missile defense systems and the divestiture of the Company's flight simulation business in the first quarter of 2000. Sales to the U.S. Department of Defense were 54 percent of sales in the third quarter of 2000 versus 57 percent of sales in the third quarter of 1999. Total sales to the U.S. government, including foreign military sales, were 69 percent of sales in the third quarter of 2000 versus 68 percent of sales in the third quarter of 1999. Total international sales, including foreign military sales, were 20 percent of sales in the third quarter of 2000 versus 21 percent of sales in the third quarter of 1999.

Gross margin in the third quarter of 2000 was $843 million or 20.3 percent of sales versus $545 million or 13.2 percent of sales in the third quarter of 1999. The increase in margin as a percent of sales was primarily due to the 1999 third quarter charges of $442 million. During the third quarter of 2000, the Company recorded a $25 million favorable adjustment to cost of sales to reflect changes in estimate on restructuring initiatives that was more than offset by unfavorable adjustments to contract-related assets, restructuring-related period costs, and an $8 million restructuring charge at Commercial Electronics.

Administrative and selling expenses were $288 million or 6.9 percent of sales in the third quarter of 2000 versus $361 million or 8.8 percent of sales in the third quarter of 1999. The decrease in administrative and selling expenses was the result of the Company's ongoing cost reduction initiatives.

Research and development expenses increased to $122 million or 2.9 percent of sales in the third quarter of 2000 versus $115 million or 2.8 percent of sales in the third quarter of 1999.

Operating income was $433 million or 10.4 percent of sales in the third quarter of 2000 versus $69 million or 1.7 percent of sales in the third quarter of 1999. The changes in operating income by segment are discussed below.

Interest expense, net in the third quarter of 2000 was $193 million compared to $177 million in the third quarter of 1999. The increase was due to a higher weighted-average interest rate on outstanding debt during the third quarter of 2000 as a result of the March 2000 issuance of $2.25 billion of long-term debt.

Income from continuing operations was $133 million in the third quarter of 2000, or $0.39 per diluted share on 341.6 million average shares outstanding versus a loss from continuing operations of $89 million in the third quarter of 1999, or $0.26 per diluted share on 338.0 million average shares outstanding.

In the third quarter of 2000, the Company completed the sale of its Raytheon Engineers & Constructors (RE&C) subsidiary for approximately $73 million in cash, net. The Company also retained approximately $30 million of cash on the balance sheet of RE&C at closing. Pursuant to the agreement, the Company retained the responsibility for performance of four large, fixed price international turnkey projects that are close to completion, partially indemnified the buyer on the completion of one other existing project, and retained certain significant assets and liabilities. Until all five of these projects are completed, the Company will continue to monitor the cost estimates for these projects on a quarterly basis given the risks inherent in fixed price turnkey contracts. In the third quarter of 2000, the Company recorded an additional loss on disposal of discontinued operations of $28 million after-tax, or $0.08 per diluted share. The additional loss on disposal was due primarily to cost growth on the retained projects.

The sale of RE&C is subject to a purchase price adjustment based upon an audited April 30, 2000 balance sheet that has not yet been completed. The Company does not believe a material adjustment will be required.

Net income in the third quarter of 2000 was $105 million, or $0.31 per diluted share versus a net loss of $163 million for the third quarter of 1999, or $0.48 per diluted share.

Total employment related to continuing operations was approximately 94,500 at October 1, 2000, and approximately 97,600 at December 31, 1999. The decrease was primarily a result of divestitures and the continuing restructuring initiatives at the Company's defense and commercial electronics businesses.

Electronic Systems had sales of $1.9 billion in the third quarter of 2000 compared with $2.0 billion in the third quarter of 1999. Operating income was $296 million in the third quarter of 2000 versus $108 million a year ago. Included in the third quarter 1999 results were charges of $220 million. Excluding the 1999 third quarter charges, the decline in sales and operating income was due to a decrease in volume for missiles and missile defense systems. During the third quarter of 2000, the Company recorded a $21 million favorable adjustment to cost of sales to reflect a change in estimate on restructuring initiatives which was partially offset by restructuring-related period costs of $14 million. The change in estimate was a result of higher employee attrition at facilities where these actions have been completed.

Command, Control, Communication and Information Systems (C3I) had sales of $843 million in the third quarter of 2000 compared with $840 million in the third quarter of 1999. Included in the third quarter 1999 results were charges of $73 million. Excluding the 1999 third quarter charges, sales were down due to the divestiture of the flight simulation business. Operating income was $87 million in the third quarter of 2000 compared with $1 million in the third quarter of 1999. During the third quarter of 2000, the Company recorded additional contract adjustments on several communications-related programs. The Company will continue to monitor the cost estimates for these programs on a quarterly basis given the risks inherent in fixed price developmemt contracts.

Through C3I, the Company has an investment in Space Imaging LLC, a limited liability company, created to take advantage of opportunities in the geographical information services market. The Company has guaranteed 45 percent of Space Imaging's $286 million of outstanding debt. As a result of continued competitive pressures and current financial market conditions, Space Imaging's business and financing plans are currently under review by the Company and its other investors. At October 1, 2000, the Company's investment in and other assets related to Space Imaging totaled approximately $85 million.

Technical Services had third quarter 2000 sales of $461 million versus $444 million in the third quarter of 1999. Operating income was $36 million in the third quarter of 2000 compared with $21 million in the third quarter of 1999. Included in the third quarter 1999 results were charges of $6 million.

Aircraft Integration Systems had sales of $277 million in the third quarter of 2000 compared with sales of $210 million in the third quarter of 1999. Operating income was $11 million in the third quarter of 2000 compared with an operating loss of $78 million in the third quarter of 1999. Included in the third quarter 1999 results were charges of $107 million. Operating income in the third quarter of 2000 was negatively affected by further contract write-downs on the Boeing Business Jet program. Excluding the charges described above, sales and operating income were up slightly. The Company will continue to monitor the cost estimates for the Boeing Business Jet program on a quarterly basis given the risks inherent in fixed price custom aircraft completion contracts.

Commercial Electronics had sales of $156 million in the third quarter of 2000 compared with third quarter 1999 sales of $171 million. Operating loss was $15 million in the third quarter of 2000 compared with an operating loss of $33 million in the third quarter of 1999. Included in the third quarter 1999 results were charges of $44 million. Operating income in the third quarter of 2000 was negatively affected by an $8 million restructuring charge at Raytheon Marine's High Seas Division as well as continuing investments in new technology ventures.

Raytheon Aircraft had third quarter 2000 sales of $749 million compared with $706 million in the third quarter of 1999. The increase was due to higher aircraft deliveries. Operating income was $40 million in the third quarter of 2000 compared with $75 million in the third quarter of 1999. Despite higher sales, operating income was down primarily due to a contract cost adjustment on a fixed price T-6A military trainer option recently exercised by the customer and narrower spreads on customer financing due to higher interest rates. The Company will continue to monitor the cost estimates for the T-6A program on a quarterly basis given the risks inherent in longer-term fixed price purchase options.

Nine Months 2000 Compared With Nine Months 1999

Net sales in the first nine months of 2000 were $12.5 billion, a decrease of 3.9 percent versus $13.0 billion for the same period in 1999. The decline in sales was primarily due to lower volume in missiles and missile defense systems and the divestitures of the Company's flight simulation business in the first quarter of 2000 and its Cedarapids subsidiary in the third quarter of 1999. Sales to the U.S. Department of Defense were 53 percent of sales in the first nine months of 2000 versus 54 percent in the first nine months of 1999. Total sales to the U.S. government in the first nine months of 2000 and 1999, including foreign military sales, were 67 percent and 69 percent of sales, respectively. Total international sales, including foreign military sales, were 21 percent of sales in the first nine months of 2000 versus 23 percent of sales for the same period in 1999.

Gross margin in the first nine months of 2000 was $2,428 million or 19.4 percent of sales versus $2,665 million or 20.5 percent of sales in the first nine months of 1999. Included in the 1999 results were charges of $442 million. Excluding the 1999 charges, the decrease in margin as a percent of sales was primarily due to a decline in higher margin foreign direct programs, lower volume from missile and missile defense systems, and lower margins at Raytheon Aircraft. During the first nine months of 2000, the Company recorded $44 million favorable adjustments to cost of sales to reflect changes in estimates on restructuring initiatives that were more than offset by unfavorable adjustments to contract-related assets.

Administrative and selling expenses were $916 million or 7.3 percent of sales in the first nine months of 2000 versus $1,030 million or 7.9 percent of sales in the first nine months of 1999. The decrease in administrative and selling expenses was the result of the Company's ongoing cost reduction initiatives.

Research and development expenses increased to $395 million or 3.2 percent of sales in the first nine months of 2000 from $361 million or 2.8 percent of sales in the first nine months of 1999. The increase in research and development expenses was due primarily to new program investments made during 2000, most notably in connection with the Active Electronically Scanned Array (AESA) radar program at Electronic Systems.

Operating income was $1,117 million or 8.9 percent of sales in the first nine months of 2000 versus $1,274 million or 9.8 percent of sales in the first nine months of 1999. The changes in operating income by segment are discussed below.

Interest expense, net in the first nine months of 2000 was $558 million compared to $526 million in the first nine months of 1999. The increase was due to higher average debt levels and higher weighted-average interest rate on outstanding debt during the first nine months of 2000 as a result of the March 2000 issuance of $2.25 billion of long-term debt.

The effective tax rate was 43.6 percent in the first nine months of 2000 versus
41.8 percent in the first nine months of 1999. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill. The higher effective tax rate in the first nine months of 2000 results from the impact of non-deductible amortization of goodwill on lower taxable income.

Income from continuing operations was $308 million in the first nine months of 2000, or $0.91 per diluted share on 339.9 million average shares outstanding versus $428 million in the first nine months of 1999, or $1.25 per diluted share on 342.4 million average shares outstanding.

Pursuant to the sale of RE&C, as described above, the Company recorded a loss from discontinued operations in the nine months ended October 1, 2000 of $335 million after-tax or $0.99 per diluted share comprised of a $70 million after-tax loss from discontinued operations and a $265 million after-tax loss on disposal of discontinued operations. Included in the loss on disposal of discontinued operations was a gain on curtailment of the RE&C pension plans of $35 million.

The Company's net loss in the first nine months of 2000 was $27 million, or $0.08 per diluted share versus net income of $332 million or $0.97 per diluted share in the first nine months of 1999.

Electronic Systems had sales of $5.6 billion in the first nine months of 2000 compared with $6.0 billion in the first nine months of 1999. The decrease in sales was due to a decrease in volume for missiles and missile defense systems. Operating income was $688 million or 12.3 percent of sales in the first nine months of 2000 versus $799 million or 13.2 percent of sales a year ago. Included in the 1999 results were charges of $220 million. The decrease in operating income was due to a decline in higher margin foreign direct programs, lower volume from missiles and missile defense systems, and certain contract adjustments which benefited 1999. During the first nine months of 2000, the Company recorded $40 million of favorable adjustments to cost of sales to reflect changes in estimates on restructuring initiatives.

Command, Control, Communication and Information Systems had sales of $2.5 billion in the first nine months of 2000 compared with $2.8 billion in the first nine months of 1999. Sales were lower due to the divestiture of the flight simulation business, the planned wind-down of certain international projects, and lower volume from air traffic control programs. Operating income was $249 million or 9.8 percent of sales in the first nine months of 2000 compared with $270 million or 9.7 percent of sales in the first nine months of 1999. The decrease in operating income was due to lower volume, negative contract adjustments on several communications-related programs, and other contract adjustments which benefited 1999. Included in the 1999 results were charges of $73 million.

Technical Services had sales of $1.3 billion in the first nine months of 2000 versus $1.4 billion in the first nine months of 1999. Operating income was $101 million or 7.5 percent of sales in the first nine months of 2000 compared with $92 million or 6.6 percent of sales in the first nine months of 1999. Included in the 1999 results were charges of $6 million.

Aircraft Integration Systems had sales of $878 million in the first nine months of 2000 compared with sales of $793 million in the first nine months of 1999. Sales from the Airborne Standoff Radar (ASTOR) contract accounted for the increase. Operating income was $57 million or 6.5 percent of sales in the first nine months of 2000 compared with an operating loss of $5 million in the first nine months of 1999. Included in the 1999 results were charges of $107 million. Excluding the 1999 charges, the decrease in operating income in 2000 was due to cost growth on one particular program, contract write-downs on the Boeing Business Jet Program, and positive contract settlements and termination payments in 1999.

Commercial Electronics had sales of $485 million in the first nine months of 2000 compared with $597 million in the first nine months of 1999. The decrease in sales was due to the divestiture of Cedarapids in the third quarter of 1999. There was an operating loss of $4 million in the first nine months of 2000 compared with an operating loss of $15 million in the first nine months of 1999. Included in the nine months of 2000 operating loss was a $21 million favorable settlement on a commercial training contract. Included in the 1999 results were charges of $44 million. Contributing to the loss in the first nine months of 2000 were an $8 million restructuring charge at Raytheon Marine's High Seas Division combined with volume shortfalls at that Division, the divestiture of Cedarapids, and investments in new technology ventures.

Raytheon Aircraft (RAC) had sales of $2.4 billion in the first nine months of 2000 compared with $2.1 billion in the first nine months of 1999. The increase was driven by higher deliveries. Operating income was $105 million or 4.4 percent of sales in the first nine months of 2000 compared with $201 million or
9.7 percent of sales in the first nine months of 1999. Despite higher sales, operating income was down primarily due to a contract cost adjustment on a fixed price T-6A military trainer option exercised by the customer in the third quarter of 2000, higher production costs, pricing pressure on commuter aircraft, the sale of finance receivables, narrower spreads on customer financing due to higher interest rates, and the impact of SAP implementation on certain RAC customer support operations. The Company continues to monitor the status of its three new development programs at RAC - the certification schedule for the Premier I aircraft, the first-flight schedule for the Horizon aircraft, and cost management issues related to roll-out of the T-6A trainer aircraft. Based on the current schedule, the Company believes that the Premier I will not be certified by the FAA prior to the end of the year. Moreover, additional cost growth or schedule delays on any of these important future programs or a downturn in demand for RAC's commuter aircraft could have a material adverse effect on the Company's financial position or results of operations.

Backlog consisted of the following at:

                                       Oct. 1, 2000             Dec. 31, 1999
                                                   (In millions)

Electronic Systems                       $11,613                  $10,682
Command, Control, Communication
   and Information Systems                 4,789                    5,135
Technical Services                         1,614                    2,335
Aircraft Integration Systems               2,105                    2,029
Commercial Electronics                       688                      602
Aircraft                                   4,309                    4,282
                                         -------                  -------
Total backlog                            $25,118                  $25,065
                                         =======                  =======

U.S. government backlog
         included above                  $16,118                  $15,239
                                         =======                  =======


Financial Condition and Liquidity

Net cash provided by operating activities in the first nine months of 2000 was $6 million versus net cash used of $1,335 million in the first nine months of 1999. Net cash provided by operating activities from continuing operations was $110 million in the first nine months of 2000 versus net cash used of $1,024 million in the first nine months of 1999. The increase in cash provided by operating activities was due to better collection practices and working capital management, accelerated collections on several large programs and lower restructuring expenditures. Net cash used in operating activities from discontinued operations was $104 million in the first nine months of 2000 versus $311 million in the first nine months of 1999.

Net cash used in investing activities was $114 million in the first nine months of 2000 versus $202 million in the first nine months of 1999. Origination and sale of financing receivables in the first nine months of 2000 was $784 million and $666 million, respectively, versus $941 million and $804 million, respectively, in the first nine months of 1999. Capital expenditures were $287 million in the first nine months of 2000 and 1999. Capital expenditures related to continuing operations for the full year 2000 are expected to be approximately $450 million.

The Company merged with the defense business of Hughes Electronics Corporation ("Hughes Defense") in December 1997. Pursuant to the terms of the Master Separation Agreement (the "Separation Agreement"), which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. Based on the terms and conditions of the Separation Agreement, the Company believes that it is entitled to a reduction in the purchase price, a position that Hughes Electronics disputes. Although the Company and Hughes Electronics have been engaged in discussions in an attempt to resolve this dispute, it now appears as though a negotiated settlement is not likely in the foreseeable future based on the current position of the parties. The only alternative to a negotiated settlement is binding arbitration, as provided in the Separation Agreement. Concurrent with the negotiations, the parties are in the process of selecting a neutral arbitrator. Accordingly, while the Company expects a reduction in purchase price from the original terms of the agreement, the amount, timing and effect on the Company's financial position are uncertain. As a result of this uncertainty, no amounts have been recorded in the financial statements related to this expected reduction in purchase price. Any payment received from Hughes Electronics as a result of a reduction in purchase price will result in a corresponding reduction in goodwill and not be reflected in the income statement unless the reduction in goodwill results in lower amortization in future periods.

In March 2000, the Company and Hughes Electronics participated unsuccessfully in a voluntary mediation pursuant to the alternative dispute resolution process set forth in the Separation Agreement in connection with a separate claim against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics to the Company prior to the merger. The Company and Hughes Electronics have selected arbitrators to resolve the claim through binding arbitration pursuant to the Separation Agreement. The arbitration is scheduled for May 2001.

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

The Company has also initiated a proceeding against Hughes Electronics pursuant to the terms of the Separation Agreement seeking to recover costs incurred by the Company resulting from errors in the administration of the Hughes Plans which Hughes Electronics failed to disclose to the Company. Mediation is scheduled for December 2000.

Net cash provided by financing activities was $49 million in the first nine months of 2000 versus $1,229 million in the first nine months of 1999. Dividends paid to stockholders in the first nine months of 2000 were $204 million versus $201 million in the first nine months of 1999. The quarterly dividend rate was $0.20 per share for the first three quarters of both 2000 and 1999.

In March 2000, the Company issued $2.25 billion of long-term debt in a private placement consisting of $200 million of floating rate notes due in 2002, $800 million of 7.9% notes due in 2003, $850 million of 8.2% notes due in 2006, and $400 million of 8.3% notes due in 2010. Proceeds from the offering were used to repay outstanding short-term debt, thereby extending the maturity of the Company's debt obligations. In October 2000, the Company completed an exchange offer to convert this debt to publicly registered securities.

The Company has on file a shelf registration with the Securities and Exchange Commission registering the issuance of up to $3.0 billion in debt and/or equity securities. In August 2000, the Company issued $350 million of floating rate notes based upon LIBOR due in 2001 under this registration statement in order to refinance a portion of long-term debt that matured during the quarter.

Total debt was $10.0 billion at October 1, 2000 compared to $9.8 billion at December 31, 1999. Total debt, as a percentage of total capital, was 48.3 percent at October 1, 2000 and 47.1 percent at December 31, 1999.

Lines of credit with certain commercial banks exist as standby facilities to support the issuance of commercial paper by the Company. The lines of credit were $3.0 billion and $4.1 billion at October 1, 2000 and December 31, 1999, respectively. At October 1, 2000 there was $100 million outstanding under these lines of credit compared with $1.4 billion outstanding at December 31, 1999.

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

The Company meets its working capital requirements with a combination of variable and fixed rate short and long-term financing. The Company enters into interest rate swap agreements or treasury rate locks with commercial and investment banks primarily to reduce the impact of changes in interest rates on financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks to minimize fluctuations in the value of payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. The Company also sells receivables through various special purpose entities and retains a partial interest that may include servicing rights, interest only strips, and subordinated certificates.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, commercial paper, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at October 1, 2000 and October 3, 1999, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $3 million and $1 million, respectively, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at October 1, 2000 and October 3, 1999, which is subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

Accounting Standards

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 (SFAS No. 140). This accounting standard, which carries over most of the provisions of FASB Statement No. 125, outlines the accounting and disclosure requirements for transfers and servicing of financial assets, among other guidance. The standard contains specific guidelines to distinguish transfers of financial assets that are sales from transfers that are secured borrowings. The accounting provisions of SFAS No. 140 are effective for transfers and servicing of financial assets occurring after March 31, 2001 while the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This accounting standard, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, requires that all derivatives be recognized as either assets or liabilities at estimated fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The adoption of SFAS No. 133, as amended, is not expected to have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarifies certain conditions to be met in order to recognize revenue. In June 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101B which delayed the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 is not expected to have a material effect on the Company's financial position or results of operations.

Forward-Looking Statements

Certain statements made in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "estimate," "intend," or "plan" are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide-range of risks, and actual results may differ materially. Important factors that could cause actual results to differ include, but are not limited to: differences in anticipated and actual program results; risks inherent with large long-term fixed price contracts; the ultimate resolution of contingencies and legal matters; the ability to realize anticipated cost efficiencies; the ability to contain cost growth, particularly at Raytheon Aircraft (RAC); timely development and certification of new aircraft; the effect of market conditions, particularly as it affects the general aviation market; the impact on recourse obligations of RAC due to changes in the collateral values of financed aircraft, particularly commuter aircraft; the ability to finance ongoing operations at attractive rates; government customers' budgetary constraints; government import and export policies; termination of government contracts; financial and governmental risks related to international transactions; the integration of acquisitions; the impact of competitive products and pricing; the availability of raw materials, particularly at Commercial Electronics; and risks associated with the continuing project obligations and retained assets and liabilities of Raytheon Engineers & Constructors, among other things. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in the Company's reports filed with the Securities and Exchange Commission, including "Item 1-Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

During October and November 1999, the Company and two of its officers were named as defendants in fourteen purported class action lawsuits. Twelve of the lawsuits were filed in the United States District Court for the District of Massachusetts; one was filed in the United States District Court for the Southern District of New York; and one was filed in the United States District Court for the District of Maryland (collectively the "Complaints"). The Complaints principally allege that the defendants violated federal securities laws by purportedly making false and misleading statements and by failing to disclose material information concerning the Company's financial performance, thereby allegedly causing the value of the Company's stock to be artificially inflated. The Massachusetts and the Southern District of New York Complaints have been consolidated in the United States District Court for the District of Massachusetts (the "Court"). The Court appointed a lead plaintiff and, on June 12, 2000, a Consolidated and Amended Class Action Complaint ( the "Consolidated Complaint") was filed, naming four additional former or present officers as defendants and alleging a purported class period of October 7, 1998 through October 12, 1999. On September 8, 2000, the Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. Plaintiffs' opposition to that petition is due on November 22, 2000.

The Company was also named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits filed on October 25, 1999 in the Court of Chancery of the State of Delaware in and for New Castle County by Ralph Mirarchi and others (No. 17495-NC), and on November 24, 1999 in Middlesex County, Massachusetts, Superior Court by John Chevedden (No. 99-5782). On February 28, 2000, Mr. Chevedden filed another derivative action in the Delaware Chancery Court entitled John Chevedden v. Daniel P. Burnham et al (No. 17838-NC) and on March 22, 2000, Mr. Chevedden's Massachusetts derivative action was dismissed. The Company anticipates that the two Delaware actions (collectively, the "Derivative Complaints") will be consolidated in the future. The Derivative Complaints contain allegations similar to those included in the Complaints and further allege that the defendants purportedly breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company.

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

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity" and "Note 8 - Commitments and Contingencies" of the Notes to Financial Statements (Unaudited) included in this Form 10-Q for a description of the Company's disputes with Hughes Electronics regarding the following matters: (i) the determination of the final purchase price for Hughes Defense (ii) a claim by the Company against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics prior to the merger of Raytheon Company and HE Holdings, Inc. and
(iii) a proceeding against Hughes Electronics concerning errors in the administration of the Hughes Plans

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

27 Financial Data Schedule for the nine months ended October 1, 2000 (filed only electronically with the Securities and Exchange Commission).

99 Restated Financial Data Schedule for the nine months ended October 3, 1999 (filed only electronically with the Securities and Exchange Commission).

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



November 15, 2000