Form 10-K405
period 2000-12-31
RAYTHEON CO/
filed 2001-03-05
CIK 1047122

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of January 28, 2001, was approximately $11,461,645,787. For purposes of this disclosure, non-affiliates are deemed to be all persons other than members of the Board of Directors of the Registrant.

Number of shares of Common Stock outstanding as of January 28, 2001:
341,012,000, consisting of 100,805,000 shares of Class A Common Stock and 240,207,000 shares of Class B Common Stock.

    Documents incorporated by reference and made a part of this Form 10-K:

          Portions of Raytheon's Annual Report to Stockholders                  Part I, Part II, Part IV
          for the fiscal year ended December 31, 2000

          Portions of the Proxy Statement for Raytheon's                               Part III
          2000 Annual Meeting which will be filed with the Commission within
          120 days after the close of Raytheon's fiscal year

                                    PART I

Item 1.  Business

                                     GENERAL

     Raytheon Company ("Raytheon" or the "Company") is a leader in defense electronics, including missiles; radar; sensors and electro-optics; intelligence, surveillance and reconnaissance; command, control, communication and information systems; naval systems; air traffic control systems; aircraft integration systems; and technical services, with worldwide 2000 sales of $16.9 billion. Raytheon's commercial electronics businesses leverage defense technologies in commercial markets. Raytheon Aircraft is one of the leading providers of business and special mission aircraft and delivers a broad line of jet, turboprop, and piston-powered airplanes to corporate and government customers world-wide.

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

                               BUSINESS SEGMENTS

     Electronic Systems. The Electronic Systems segment ("ES") focuses on anti-ballistic missile systems; air defense; air-to-air, surface-to-air, and air-to-surface missiles; naval and maritime systems; ship self-defense systems; torpedoes; strike, interdiction and cruise missiles; and advanced munitions. ES also specializes in radar, electronic warfare, infrared, laser, and GPS technologies with programs focusing on land, naval, airborne and spaceborne systems used for surveillance, reconnaissance, targeting, navigation, commercial and scientific applications.

     ES produces the Patriot ground-based air defense missile system, which is capable of tracking and intercepting enemy aircraft, cruise missiles, and tactical ballistic missiles. In addition to the U.S., eight nations have selected Patriot as an integral part of their air defense systems. Since the end of the Gulf War in 1991, Raytheon has received approximately $3.5 billion in international orders for Patriot equipment and services. In addition, ES leads Raytheon's efforts as the prime contractor for the Hawk ground-launched missile, which is in service with the U.S. and 18 allied nations.

     ES develops ground-based phased-array radars, including the X-Band Radar
(XBR) and Upgrade Early Warning Radar (UEWR) for National Missile Defense, as well as the Ground-Based Radar (GBR) for the Theater High Altitude Area Defense (THAAD) system, part of the U.S. Army's Theater Missile Defense Program. It also is developing next-generation theater missile interceptors for the Navy Area Defense (NAD) and Navy Theater Wide (NTW) systems and the Exoatmospheric Kill Vehicle (EKV) for National Missile Defense.

     ES manufactures the primary air-to-air missile for the U.S. Air Force and Navy fighter aircraft - the Advanced Medium Range Air-to-Air Missile (AMRAAM), and is developing the AIM-9X (short-range air-to-air missile). Other missiles produced by ES include Tomahawk, TOW, Stinger, Maverick, Standard, the High Speed Anti-Radiation Missile (HARM), Paveway laser-guided bombs, Extended Range Guided Munitions (ERGM), XM-982, Joint Stand Off Weapon (JSOW), and Javelin (pursuant to a joint venture with Lockheed Martin Corporation).

     ES also leads Raytheon's efforts as the prime contractor for the NATO Sea-Sparrow Surface to Air Missile System (NSSMS), as well as producing the air-and surface-launched versions of the Sparrow missile for both the U.S. and foreign Navies. ES produces Phalanx and the Rolling Airframe Missile (RAM), which the U.S. and foreign Navies use as part of the ship self-defense system. ES develops sonars, combat control systems, mine hunting equipment and torpedoes for submarines and ships in U.S. and allied fleets, in addition to designing unmanned underwater vehicles and laser sensors. ES produces a variety of shipboard radar systems. ES also leads Raytheon's development efforts on the U.S. Navy's next generation of surface combatant ships, the DD-21.

     ES airborne radars are deployed on four operational tactical fighter aircraft operated by U.S. forces (the F-14, F-15, F/A-18, and the AV-8B) and international customers, as well as radars for the AC-130U gunship and the B-2 Stealth Bomber. ES is also part of a joint venture with Northrop Grumman Corporation providing the next generation airborne radar for the F-22 aircraft. The segment provides the Forward Looking Infrared (FLIR) and designation system for the F-117 Stealth Fighter, the infrared subsystem for the F/A-18 targeting pod, and is developing the Advanced Targeting FLIR for the F/A-18.

     ES supplies integrated sensor suites for applications such as the U.S. Department of Defense's ("DoD") Global Hawk Unmanned Aerial Vehicle Reconnaissance System, which includes a synthetic aperture radar and electro-optical/infrared sensors. ES surveillance and reconnaissance systems are used on a variety of aircraft, such as the British Tornado, the U.S. Air Force U-2 and the U.S. Navy P-3 Orion. ES also provides space sensors for defense and scientific applications.

     ES night vision and fire control systems equip combat vehicles like the M1 Abrams tank, Bradley Fighting Vehicle and a host of light armored vehicles, ships and submarines, and aircraft. The segment also puts state of the art technology in the hands of the infantry. Its sensor and electronic systems are used for law enforcement, security, oil spill response, search and rescue and many other commercial and industrial applications. One commercial night vision application is a night driving safety option on the model year 2000 Cadillac(R) DeVille(R)/1/.

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

     An example of C3I's capabilities in the area of advanced information integration is the U.S. Navy's Cooperative Engagement Capability (CEC) program. CEC integrates sensor information from multiple sources to provide ships, aircraft and land-based installations an integrated air picture. The system has now successfully completed many years of comprehensive at-sea testing, including several live fire tests, and is now facing the challenges of integration into the fleet.

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

     C3I also designs and installs air traffic control (ATC) and weather systems at airports worldwide. One example is the Federal Aviation Administration (FAA)/DoD's

_________________________

/1/  Cadillac and DeVille are registered trademarks of General Motors
Corporation.

Standard Terminal Automation Replacement System (STARS) program, which will modernize and upgrade approximately 331 air traffic control sites across the United States. Some of the countries Raytheon is providing ATC systems and radars for include: Australia, Canada, Cyprus, Germany, Hong Kong, India, Jamaica, The Netherlands, Norway, Oman, the People's Republic of China, Switzerland and Taiwan.

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

     Raytheon Technical Services Company. Raytheon Technical Services Company ("RTSC") provides technical services; training programs; and logistics and base operations support throughout the U.S. and in 37 other countries.

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

     RTSC is a world leader in providing and supporting range instrumentation systems and bases worldwide for the DoD. It also provides missile range calibration services for the U.S. Air Force, trains U.S. Army personnel in battlefield tactics and supports undersea testing and evaluation for the U.S. Navy. RTSC provides operations and engineering support to the Atlantic Underwater Test and Evaluation Center, range technical support, and facilities maintenance at several DoD facilities, including the U.S. Army's missile testing range in the Kwajalein Atoll. It also provides base operations support to DoD facilities on Guam, Johnston Atoll and other locations.

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

     Commercial Electronics. Raytheon's commercial electronics businesses produce, among other things, thin film filters for optical communications products, gallium arsenide MMIC components for direct broadcast satellite television receivers, gallium arsenide power amplifiers for wireless communications products, wireless broadband solutions, thermal imaging products, automobile radar systems, marine electronics for the commercial and military marine market, and other electronic components for a wide range of applications.

     Aircraft. Raytheon Aircraft offers a broad product line of aircraft and aviation services in the general aviation market. Raytheon Aircraft manufactures, markets and supports piston-powered aircraft, turboprops and business jets for the world's commercial, regional airlines and military aircraft markets.

     Raytheon Aircraft's piston-powered aircraft line includes the single-engine Beech Bonanza and the twin-engine Beech Baron aircraft for business and personal flying. The segment's King Air turboprop series includes the Beech King Air C90B, B200, and 350. The jet line includes the Beechjet 400A lightjet and the Hawker 800XP midsize business jet. Raytheon Aircraft also produces a 19-passenger regional airliner. The Raytheon Premier I entry-level business jet is currently completing a certification test program. A new super midsize business jet, the Hawker Horizon, is currently in development, leading to anticipated airplane certification and delivery in 2003. Raytheon Aircraft also has announced the Hawker 450, a light midsize jet.

     The segment supplies aircraft training systems, including the T-6A trainer selected as the next-generation trainer for the U.S. Air Force and Navy under the Joint Primary Aircraft Training System (JPATS). Raytheon Aircraft produces special mission aircraft, including militarized versions of the King Airs and the U-125 search-and-rescue variant of the Hawker 800.

     Raytheon Aerospace manages approximately 1,600 aircraft at over 260 sites around the world and provides contractor logistics and training support for military and government aircraft. Raytheon Aircraft Services operates a network of business aviation service operations at airports across the U.S., and in the U.K. and Mexico.

     Raytheon Travel Air sells fractional shares in aircraft and provides aircraft management and transportation services for the owners of the shares. The Travel Air program includes the Hawker 800XP, Beechjet 400A and the King Air B200. Raytheon

Aircraft Charter and Management offers aircraft charter and management services to the U.S. market.

Engineering and Construction

     In April 2000, the Company announced its intention to sell its Raytheon Engineers & Constructors subsidiary and discontinue its engineering and construction operating segment. The summary of operating results from discontinued operations, a description of the terms of the sale and information regarding certain ongoing liabilities related to the former engineering and construction segment is contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000 on pages 26 through 31 and in the Notes to the Company's Financial Statements for the years ended December 31, 2000, 1999 and 1998 and is incorporated herein by reference.

Divestitures

     Consistent with Raytheon's strategy of divesting non-core assets to focus and streamline core businesses and pay down debt, the Company divested a number of business units in 2000. Excluding the sale of RE&C, cash proceeds from divestitures and sales of investments totaled $330 million.

                     SALES TO THE UNITED STATES GOVERNMENT

  Sales to the United States Government (the "Government"), principally to the Department of Defense, were $11.1 billion in 2000 and $11.7 billion in 1999, representing 65.8% of total sales in 2000 and 67.9% in 1999. Of these sales, $0.5 billion in 2000 and $0.7 billion in 1999 represented purchases made by the Government on behalf of foreign governments.

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

     Generally, Government contracts are subject to oversight audits by Government representatives, and, in addition, they include provisions permitting termination, in whole or in part, without prior notice at the Government's convenience upon the payment of compensation only for work done and commitments made at the time of termination. In the event of termination for convenience, the contractor will receive some allowance for profit on the work performed. The right to terminate for convenience has not had any significant effect upon Raytheon's business in light of its total Government business.

     The Company's Government business is performed under both cost reimbursement and fixed price prime contracts and subcontracts. Cost reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule; and (iii) cost plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, Raytheon is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing contracts have been made partially or wholly unallowable by statute or regulation. Examples are charitable contributions, certain merger and acquisition costs, lobbying costs and certain litigation defense costs.

     The Company's fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, Raytheon agrees to perform a specific scope of work for a fixed price and as a result benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, Raytheon shares with the Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly under such incentive contracts, the Company's profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive type contracts, the Company usually receives progress payments monthly from the Government generally in amounts equaling 75% and 80% of costs incurred under (i) DoD contracts and (ii) all other Government contracts, respectively. The remaining amount, including profits or incentive fees, is billed upon delivery and final acceptance of end items under the contract.

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

     Companies which are engaged in supplying defense-related equipment to the Government are subject to certain business risks, some of which are peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. See "Item 1. Factors that Could Affect Future Results" for a description of additional business risks.

     See "Item 1. Sales to the United States Government" for information regarding the percentage of the Company's revenues generated from sales to the Government.

                                    BACKLOG

     The Company's backlog of orders at December 31, 2000 was $26.5 billion compared with $25.0 billion at the end of 1999. The 2000 amount includes funded backlog of $17.4 billion from the Government compared with $15.2 billion at the end of 1999.

     Approximately $4.3 billion of the overall backlog figure represents the unperformed portion of direct orders from foreign governments. Approximately $2.1 billion of the overall backlog represents non-government foreign backlog.

     Approximately $14.5 billion of the $26.5 billion 2000 year-end backlog is not expected to be filled during the following twelve months.

                           RESEARCH AND DEVELOPMENT

     During 2000, Raytheon expended $526.3 million on research and development efforts compared with $508.5 million in 1999 and $582.1 million in 1998. These expenditures principally have been for product development for the Government and for aircraft products. In addition, Raytheon conducts funded research and development activities under Government contracts which is included in net sales.

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

                                  COMPETITION

     The Company's defense electronics businesses are direct participants in most major areas of development in the defense, space, information gathering, data reduction and automation fields. Technical superiority and reputation, price, delivery schedules, financing, and reliability are among the principal competitive factors considered by electronics customers. The on-going consolidation of the U.S. and global defense, space and aerospace industries continues to intensify competition. Consolidation among U.S. defense, space and aerospace companies has resulted in three principal prime contractors for the DoD, including the Company. As a result of this consolidation, the Company frequently partners on various programs with its major suppliers, some of whom are, from time to time, competitors on other programs.

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

                                  EMPLOYMENT

     As of December 31, 2000, Raytheon had approximately 93,700 employees compared with approximately 105,300 employees at the end of 1999. The decrease is mainly due to the divestiture during 2000 of Raytheon Engineers & Constructors and other divestitures.

     Raytheon considers its union-management relationships to be positive, with few exceptions. In 2000, Raytheon successfully reached agreement on 15 labor contracts, with one work stoppage of six weeks involving less than 3% of the workforce.

                              INTERNATIONAL SALES

     Raytheon's sales to customers outside the United States (including foreign military sales) were 21% of total sales in 2000 and 23% of total sales in 1999 and 1998. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communication. Foreign subsidiary working capital requirements generally are financed in the countries concerned. Sales and income from international operations are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. Raytheon generally has been able to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments.

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

     Consistent with our strategy of focusing on and streamlining our core businesses and paying down our debt, during 1998, 1999 and 2000, we divested several non-core business units. As a result of these divestitures, we no longer receive revenues from these operations and, without offsetting increases in revenues in our other businesses, our overall revenues would decrease, which would have a negative affect on our financial condition.

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

     Our government business is also subject to specific procurement regulations and a variety of socio-economic and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to:

 .  procurement integrity
 .  export control
 .  government security regulations
 .  employment practices
 .  protection of the environment
 .  accuracy of records and the recording of costs

     The termination of a government contract or relationship as a result of any of these acts would have a negative impact on our operations and could have a negative effect on our reputation and ability to procure other government contracts in the future.

     In addition, sales to the government may be affected by:

 .    changes in procurement policies
 .    budget considerations
 .    changing concepts of national defense
 .    political developments abroad

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

     Approximately 66% of our net sales in 2000 were to the U.S. Government. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government at our expense and are likely to continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for the size and structure of Raytheon. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. Government defense spending generally could have severe consequences for our results of operations.

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business in foreign countries.

     In 2000, sales to international customers accounted for approximately 21% of our net sales. We expect that international sales will continue to account for a substantial portion of our net sales for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

 .  changes in regulatory requirements
 . domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements
 .  fluctuations in foreign currency exchange rates
 .  delays in placing orders
 . the complexity and necessity of using foreign representatives and consultants . the uncertainty of adequate and available transportation
 .  the uncertainty of the ability of foreign customers to finance purchases
 .  uncertainties and restrictions concerning the availability of funding credit or guarantees
 .  imposition of tariffs or embargoes, export controls and other trade restrictions
 .  the difficulty of management and operation of an enterprise spread over various countries
 . compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad

 . general economic and geopolitical conditions, including international hostilities, inflation, trade relationships and military and political alliances

     While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

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

     Both our commercial and defense markets are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

 .  identify emerging technological trends in our target markets
 .  develop and maintain competitive products
 .  enhance our products by adding innovative features that differentiate our products from those of our competitors
 .  manufacture and bring products to market quickly at cost-effective prices

     Specifically, at Raytheon Aircraft Company, our future success is dependent on our ability to meet scheduled timetables for the development, certification and delivery of new product offerings.

     We believe that, in order to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new technology. Due to the design complexity of our products, we may in the future experience delays in completing development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technology which gains market acceptance in advance of our products. The possibility that our competitors might develop new technology or products might cause our existing technology and products to become obsolete. If we fail in our new product development efforts or our products fail to achieve market acceptance more rapidly than our competitors, our revenues will decline and our business, financial condition and results of operations will be negatively affected.

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

     Sometimes we enter into contracts on a firm, fixed-price basis. This allows us to benefit from cost savings, but carries the burden of cost overruns. If our initial estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts then we may not realize their full benefits. Our financial condition is dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns and cost controls would have a negative impact on our financial results. As previously disclosed, during 2000 our financial results were negatively impacted by cost overruns on certain fixed price contracts.

In connection with the sale of RE&C on July 7, 2000, the Company has retained certain liabilities and risks.

     The retained liabilities and risks include the following:

     o Raytheon has retained responsibility for the performance of four large, fixed price international turnkey projects that are close to completion and partially indemnified the buyer on the completion of one other existing contract. The ultimate cost to complete these projects may be higher than the Company has estimated.

     o Raytheon has retained certain assets and liabilities of its engineering and construction business, the ultimate value of which may differ from the amount recorded at December 31, 2000.

     o Raytheon has continuing exposure under existing guarantees, surety bonds and letters of credit related to a number of ongoing projects. The ultimate impact of these potential obligations on the Company's financial condition is uncertain.

     o The purchase and sale agreement provides for a purchase price adjustment based on a cut-off date balance sheet that has not yet been finalized. Any disputes related to a purchase price adjustment are subject to binding arbitration.

     While these risks or the impact of these risks are difficult to predict, any one or more of these factors could have a material adverse impact on our financial condition.

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

     Approximately 16,000 of our employees are unionized, which represented approximately 18% of our employees at December 31, 2000. As a result, we may experience work stoppages from time to time, and we are vulnerable to the demands imposed by our collective bargaining relationships. We cannot predict how stable these relationships, currently with 10 different U.S. labor organizations and 4 different non-U.S. labor organizations, will be or whether we will be able to meet the requirements of these unions without impacting the financial condition of Raytheon. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers, as well as a loss of revenues. That would adversely affect our results of operations.

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

     The Company has announced plans to eliminate the dual class capital structure and reclassify the Class A and Class B Common Stock into a single new class of common stock. The proposed elimination of the dual class capital structure has been approved by the Company's Board of Directors and is subject to approval by majority vote of the outstanding Class A and Class B shares, with each voting class voting separately. Accordingly, there can be no assurance that the proposed elimination will happen.

The unpredictability of our results may harm the trading price of our securities, or contribute to volatility.

     Our operating results may vary significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may fluctuate as a result of considerations that are difficult to forecast, such as:

 .  volume and timing of product orders received and delivered
 .  levels of product demand
 .  consumer and government spending patterns
 .  the timing of contract receipt and funding
 .  our ability and the ability of our key suppliers to respond to changes in customer orders
 .  timing of our new product introductions and the new product introductions of our competitors
 .  changes in the mix of our products
 .  cost and availability of components and subsystems
 .  price erosion
 .  adoption of new technologies and industry standards
 .  competitive factors, including pricing, availability and demand for competing products
 .  fluctuations in foreign currency exchange rates
 .  conditions in the capital markets and the availability of project financing

 .  the impact on recourse obligations at Raytheon Aircraft due to changes in the collateral value of financed aircraft
 .  regulatory developments
 . general economic conditions, particularly the cyclical nature of the general aviation and engineering and construction markets in which we participate

Item 2.  Properties

     The Company and its subsidiaries operate in a number of plants, laboratories, warehouses and office facilities in the United States and abroad.

     At December 31, 2000, the Company utilized approximately 47 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 97% of which was located in the United States. Of such total, approximately 32% was owned, approximately 63% was leased, and approximately 5% was made available under facilities contracts for use in the performance of United States Government contracts. At December 31, 2000 the Company had approximately 2.2 million square feet of additional floor space that was not in use, including approximately 1.4 million square feet in Company-owned facilities.

     There are no major encumbrances on any of the Company's plants or equipment other than financing arrangements which in the aggregate are not material. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

     At December 31, 2000, our business segments had major operations at the following locations:

     . Electronic Systems -- E. Camden, AZ; Tucson, AZ; El Segundo, CA; Goleta, CA; Long Beach, CA; Louisville, KY; Andover, MA; Bedford, MA; Sudbury, MA; Tewksbury, MA; Portsmouth, RI; Dallas, TX; Plano, TX; and Sherman, TX;

     . Command, Control, Communication & Information Systems -- Fullerton, CA; Aurora, CO; St. Petersburg, FL; Ft. Wayne, IN; Landover, MD; Townson, MD; Marlboro, MA; State College, PA; Garland, TX; and Falls Church, VA;

     . Aircraft Integration Systems -- Lexington, KY; Greenville, TX; and Waco, TX;

     . Raytheon Technical Services Company -- Chula Vista, CA; Long Beach, CA; Indianapolis, IN; Burlington, MA; and Norfolk and Reston, VA;

     . Commercial Electronics -- Andover, MA; Kiel, Germany; Portsmouth, UK; and Malaga, Spain; and Midland, Ontario;

     .  Aircraft -- Selma, AL; Salina, KS; and Wichita, KS;

     .  Corporate -- Lexington, MA.


     A summary of the utilized floor space at December 31, 2000, by business segment, follows:

                      (in square feet with 000's omitted)

                                     Leased       Owned      Gov't Owned       Total
                                 ------------------------------------------------------
Electronic Systems                      14,523       6,827           1,551       22,901
Command, Control, Communication          3,360       2,763              10        6,133
& Information Systems
Aircraft Integration Systems             4,593         216             964        5,773
Raytheon Technical Services              3,067          76              34        3,177
Commercial Electronics                     274         618               0          892
Aircraft                                 3,219       3,945               0        7,164
Corporate (includes domestic and           328         258               0          586
international sales offices)
---------------------------------------------------------------------------------------

TOTAL                                   29,364      14,703           2,559       46,626


     See "Item 1. Factors that Could Affect Future Results" above and "Item 3. Legal Proceedings" below. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000 on page 30 and in Note K to the Company's Financial Statements, respectively, and is incorporated herein by reference.

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

     During October, November and December 1999, the Company and two of its officers were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts on October 14, 1999 by Merrill Roth (No. 99-12143NG), on October 15, 1999 by Robert Johnson (No. 99-12146PBS) and Jeffrey Gelfand (No. 99-121954JLT), on October 18, 1999 by Sidney Meisel (No. 99-12142PBS) and A. Richard Albrecht (No. 99-12178PBS), on October 19, 1999 by Barbara Rice (No. 99-12185NG), on October 26, 1999 by David DeForrest (No. 99-12222PBS) and Maureen Rocks (No. 99-12225PBS), on November 3, 1999 by Deborah Isaac (No. 99-12297PBS), on November 8, 1999 by Jay Fleishman (No. 99-12339PBS), on December 1, 1999 by Lasensky Paper Stock PSP (No. 99-12463NG), and on December 10, 1999 by Osprey Partners Investment Management, LLC (No. 99-12539-PB); in the United States District Court for the Southern District of New York on October 25, 1999 by Raymond Masri (No. 99-10789); and in the United States District Court for the District of Maryland on October 21, 1999 by Edwin Hankin (No. S-99-3211) (collectively the "Complaints"). The Complaints have been consolidated in the United States District Court for the District of Massachusetts (the "Court"). The Court appointed a lead plaintiff and, on June 12, 2000, a Consolidated and Amended Class Action Complaint (the "Consolidated Complaint") was filed, naming four additional former or present officers as defendants and alleging a purported class period of October 7, 1998 through October 12, 1999. On September 8, 2000, the Company and the individual defendants filed a motion to dismiss the Consolidated Complaint, which the plaintiffs opposed. The Court heard argument on the motion to dismiss on February 9, 2001 and has taken the motion under advisement.

     The Company also was named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits filed on October 25, 1999 in the Court of Chancery of the State of Delaware in and for New Castle County by Ralph Mirarchi and others (No. 17495-
NC), and on November 24, 1999 in Middlesex

County, Massachusetts, Superior Court by John Chevedden (No. 99-5782). On February 28, 2000, Mr. Chevedden filed another derivative action in the Delaware Chancery Court entitled John Chevedden v. Daniel P. Burnham, et al (No. 17838-
NC) and on March 22, 2000, Mr. Chevedden's Massachusetts derivative action was dismissed. The Company anticipates that the two Delaware actions (collectively, the "Derivative Complaints") will be consolidated in the future. The Derivative Complaints contain allegations similar to those included in the Complaints and further allege that the defendants purportedly breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company.

     Although the Company believes that it and the other defendants have meritorious defenses to the claims made in both the Consolidated Complaint and the Derivative Complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse effect on the Company's financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

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

     The U.S. Customs Service has concluded its investigation of the contemplated sale by Raytheon Canada Ltd., a subsidiary of the Company, of troposcatter radio equipment to a customer in Pakistan. The Company has produced documents in response to grand jury subpoenas, and grand jury appearances have taken place. The Company has cooperated fully with the investigation. The Government has not reached a final decision with respect to this matter. An adverse decision relating to this matter ultimately could have a material adverse effect on the Company's results of operations or financial condition.

     In November 1999, the Company filed a complaint against Towers, Perrin, Forster & Crosby (TPF&C) in the U.S. District Court for the District of Massachusetts. The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by (i) false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and (ii) errors committed by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial. This matter has been transferred to the U.S. District Court for the Central District of California.

     The description of the Company's disputes with Hughes Electronics regarding
(i) the determination of the final purchase price for Hughes Defense and (ii) a claim by the Company against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics prior to the merger of Raytheon Company and HE Holdings, Inc. contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000 at pages 26-31 and in Note K to the Company's Financial Statements, respectively, is incorporated herein by reference.

     The Company is involved in various stages of investigation and cleanup relative to remediation of various environmental sites. All appropriate costs incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of the Company's responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability will not have a material effect on the Company's financial position, liquidity or results of operations after giving effect to provisions already recorded.

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

     Raytheon Aircraft is a defendant in a number of product liability lawsuits which allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. Raytheon Aircraft maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. Additional information regarding aircraft product liability insurance is contained in Note K to the Company's Financial Statements included in the Company's Annual Report to Stockholders for the year ended December 31, 2000, and is incorporated herein by reference.

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

Daniel P. Burnham: Chairman and Chief Executive Officer since July 31, 1999. Prior thereto, Mr. Burnham served as President and Chief Executive Officer from December 1, 1998 to July 31, 1999 and as President and Chief Operating Officer from July 1, 1998 to December 1, 1998. Prior to joining the Company, Mr. Burnham was Vice Chairman of AlliedSignal, Inc. from October 1997 and President of AlliedSignal Aerospace and an Executive Vice President of AlliedSignal, Inc. from 1992 until becoming Vice Chairman in 1997. Age: 54

Franklyn A. Caine: Senior Vice President and Chief Financial Officer since April 1999. Prior to assuming his present position, Mr. Caine was Executive Vice President and Chief Financial Officer of Wang Laboratories, Inc. from 1994. Age:
51

Philip W. Cheney: Vice President - Engineering since May 1998. Prior to assuming his present position, Dr. Cheney was Vice President - Commercial Electronics from July 1994. Prior thereto, Dr. Cheney was Vice President - Engineering from February 1990. Age: 65

Kenneth C. Dahlberg: Executive Vice President - Business Development and President, Raytheon International, Inc. since January 2000. Prior to assuming his present positions, Mr. Dahlberg was Executive Vice President and President and Chief Operating Officer of Raytheon Systems Company since December 1997. Prior thereto, Mr. Dahlberg was Senior Vice President of Hughes Aircraft Company from September 1994 and Vice President of Hughes Electronics Corporation from May 1993. Age: 56

Dennis M. Donovan: Senior Vice President - Human Resources since October 1998. Prior to assuming his present position, Mr. Donovan was Vice President - Human Resources of GE Power Systems from 1991. Age: 52

Richard A. Goglia: Vice President and Treasurer since January 1999. Prior to assuming such position, Mr. Goglia was Director, International Finance from March 1997; and Senior Vice President--Corporate Finance, GE Capital Corporation from 1989. Age: 49

Thomas D. Hyde: Senior Vice President and General Counsel since January 2000. Prior to assuming his present position, Mr. Hyde was Senior Vice President, Secretary and General Counsel from September 1998; Senior Vice President and General Counsel from February 1998; and Vice President and General Counsel from February 1994. Age: 52

James L. Infinger: Vice President and Chief Information Officer since October 1997. Prior to assuming his present position Mr. Infinger was Senior Vice President and Chief Information Officer of CompUSA, Inc. from June 1994. Age: 43

Francis S. Marchilena: Executive Vice President and President - Command, Control, Communication & Information Systems since June, 2000. Prior to assuming his present position Mr. Marchilena was Senior Vice President and General Manager of the Command, Control and Communication Systems Segment of the former Raytheon Systems Company. Age: 55

Edward S. Pliner: Vice President and Corporate Controller since April 2000. Prior to assuming his present position, Mr. Pliner was Partner of PricewaterhouseCoopers LLP from September 1995. Age: 43

William H. Swanson: Executive Vice President and President - Electronic Systems since January 2000. Prior to assuming his present position, Mr. Swanson was Executive Vice President and Chairman and Chief Executive Officer of Raytheon Systems Company from December 1997; Executive Vice President and General Manager - Raytheon Electronic Systems Division from March 1995; and Senior Vice President and General Manager - Missile Systems Division from 1990. Age: 52

Hansel E. Tookes, II: Executive Vice President and Chairman and Chief Executive Officer of Raytheon Aircraft Company since August 2000. Prior to assuming his present position, Mr. Tookes was President and Chief Executive Officer of Raytheon Aircraft Company from January 2000 and President and Chief Operating Officer of Raytheon Aircraft Company from September 1999. Prior thereto, Mr. Tookes was President of Pratt & Whitney's Large Military Engines group from 1996 and Executive Vice President of Aircraft Products of Hamilton Standard from 1994. Age: 53

                                    PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

     At December 31, 2000, there were 249,475 record holders of the Company's Class A common stock and 17,689 record holders of the Company's Class B common stock. Additional information required by this Item 5 is contained on page 52 of Raytheon's Annual Report to Stockholders for the year ended December 31, 2000 and in Note O to Raytheon's Financial Statements for the years ended December 31, 2000, 1999 and 1998 and is incorporated herein by reference.

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

     The Notes were offered and sold to (i) Qualified Institutional Buyers as defined in Rule 144A of the Securities Act in transactions exempt from registration pursuant to Rule 144A, (ii) a limited number of other institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) and (7) under Regulation D of the Securities Act in private sales exempt from registration under the Securities Act in minimum denominations of $100,000, and/or (iii) to non-U.S. persons outside the United States in reliance on Regulation S of the Securities Act in transactions meeting the requirements of Regulation S. The proceeds of the Notes were used to reduce commercial paper and bank borrowings with various maturities and bearing interest at various rates.

     Pursuant to the terms of a Registration Rights Agreement executed in connection with the issuance of the Debentures, the Company filed an exchange offer registration statement on Form S-4 in July 2000 covering the offer by the Company to exchange floating rate exchange notes due 2002, 7.90% exchange notes due 2003, 8.20% exchange notes due 2006 and 8.30% exchange notes due 2010 registered under the Securities Act of 1933 for the outstanding Floating Rate Notes, 7.90% Notes, 8.20% Notes and 8.30% Notes, respectively.

Item 6.  Selected Financial Data

     The information required by this Item 6 is included in the "Five Year Statistical Summary" contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000 on page 25 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this Item 7 is contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000 on pages 26 through 31 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by this Item 7A is contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000 on pages 30 and 31 and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

     Selected quarterly financial data and the financial statements and supplementary data of the Registrant are contained in the Company's Annual Report to Stockholders for the year ended December 31, 2000 in Note O and on pages 32 through 50, respectively, and are incorporated herein by reference. Schedules required under Regulation S-X are filed as "Financial Statement Schedules" pursuant to Item 14 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information regarding the directors of the Company is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 25, 2001 under the captions "The Board of Directors and Board Committees" and "Election of Directors" and is incorporated herein by reference. Information regarding the executive officers of the Company is contained in Part I, Item 4(A) of this Form 10-K.

Item 11.  Executive Compensation

     This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 25, 2001 under the caption "Executive Compensation" and, except for the information required by Items 402(k) and 402(l) of Regulation S-K, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 25, 2001 under the caption "Stock Ownership" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 25, 2001 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements and Schedules

          (1) The following financial statements of Raytheon Company and Subsidiaries Consolidated, as contained in Raytheon's 2000 Annual Report to Stockholders, are hereby incorporated by reference:

               Balance Sheets at December 31, 2000 and 1999

               Statements of Income for the Years Ended

               December 31, 2000, 1999 and 1998

               Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

               Statements of Cash Flows for the Years Ended
               December 31, 2000, 1999 and 1998

          (2)  The following financial statement schedule is included herein:

               Schedule II, Reserves for the Three Years Ended
               December 31, 2000

               Schedules I, III and IV are omitted because they are not required, not applicable or the information is otherwise included.

     (b)  Reports on Form 8-K

          Raytheon Company Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2000

          Raytheon Company Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2000

     (c)  Exhibits

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

          10.8 Form of Raytheon Company Change in Control Severance Agreement, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference. The Company has entered into Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.8 with each of the following executives: Franklyn
                A. Caine, Francis S. Marchilena and William H. Swanson. The agreements are designed to provide the executive with certain severance benefits following a termination, all as more fully described in the form of Agreement. The Company has also entered into Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.8 with six other executives, but which are immaterial to the Company. The agreements are designed to provide the executive with certain severance benefits following a termination, all as more fully described in the form of Agreement.

          10.9  Restricted Unit Award Agreement between the Company and Dennis
                J. Picard, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, is hereby incorporated by reference.

          10.10 Form of Executive Change in Control Severance Agreement, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is incorporated herein by reference. The Company has entered into Executive Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.10 with each of the following executives: Kenneth C. Dahlberg, Louise L. Francesconi, Robert L. Horowitz, Donald R. Infante and Jack O. Pearson. Such agreements are designed to provide the executive with certain payments if still employed by the Company at the end of the second and third years after the Spin-Off Merger Effective Time, all as more fully described in the form of Agreement.

          10.11 Form of Executive Retention Agreement, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is incorporated herein by reference. The Company has entered into Executive Retention Agreements in the form of Agreement filed as Exhibit 10.11 with each of the following executives: Kenneth C. Dahlberg, Louise L. Francesconi, Robert
                 L. Horowitz, Donald R. Infante, and Jack O. Pearson. Such agreements are designed to provide the executive with certain payments if still employed by the Company at the end of the second and third years after the Spin-Off Merger Effective Time, all as more fully described in the form of Agreement.

          10.12 Agreement dated as of June 15, 1998 between Raytheon Company and Daniel P. Burnham, filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is hereby incorporated by reference.

          10.13 Agreement dated February 22, 1999 between Raytheon Company and Franklyn A. Caine, filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended April 4, 1999, is hereby incorporated by reference.

          10.14 Amendment dated December 17, 1999 to William H. Swanson's Change in Control Severance Agreement, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

          10.15 Retention Agreement between Raytheon Company and Hansel E. Tookes, II dated as of April 7, 2000.*

          10.16 Raytheon Company $4 billion Credit Facility -- Five Year Competitive Advance and Revolving Credit Facility, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated by reference.

          10.17 HE Holdings, Inc. $3 billion Credit Facility - Five Year Competitive Advance and Revolving Credit Facility, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is hereby incorporated by reference.

          10.18 Amended and Restated Purchase and Sale Agreement dated as of March 18, 1999 among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

10.19 Amendment and Restatement dated as of November 9, 1999 to the Amended and Restated Purchase and Sale Agreement dated as of March 18, 1999 among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

10.20 Reaffirmation of Amended and Restated Repurchase Agreement dated as of March 10, 2000 of the Amended and Restated Repurchase Agreement, dated as of March 18, 1999 made by Raytheon Aircraft Company.*

10.21 First Amendment, dated as of June 27, 2000, to the Second Amended and Restated Purchase and Sale Agreement, dated as of March 10, 2000, among Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Credit Corporation, Bank of America, N.A., The Chase Manhattan Bank, Citibank, N.A. and Credit Suisse First Boston.*

10.22 Second Amendment, dated as of October 31, 2000, to the Second Amended and Restated Purchase and Sale Agreement, dated as of March 10, 2000, among Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Credit Corporation, the Bank of America, N.A., the Chase Manhattan Bank, Citibank, N.A. and Credit Suisse First Boston.*

10.23 Amended and Restated Guarantee dated as of March 18, 1999, made by Raytheon Company in favor of the Purchasers named therein and Bank of America National Trust and Savings Association, as Managing Facility Agent, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

10.24 Reaffirmation of Amended and Restated Guarantee dated as of March 10, 2000, of the Amended and Restated Guarantee, dated as of March 18, 1999 made by Raytheon Company.*

10.25 Raytheon Savings and Investment Plan, as amended and restated effective January 1, 1999, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

10.26 Raytheon Employee Savings and Investment Plan, as amended and restated effective January 1, 1999, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

10.27 Raytheon Excess Savings Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, File No. 333-56117, is hereby incorporated by reference.

10.28 Raytheon Deferred Compensation Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, File No. 333-56117, is hereby incorporated by reference.

 13 Raytheon Company 2000 Annual Report to Stockholders (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated herein by reference).*

 21    Subsidiaries of Raytheon Company.*

23.1  Consent of Independent Accountants.*

23.2  Reports of Independent Accountants.*

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RAYTHEON COMPANY

                                  /s/ Franklyn A. Caine

                                      Franklyn A. Caine
                                      Senior Vice President and Chief Financial
                                      Officer for the Registrant

Dated:  March 5, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                           DATE


/s/ Daniel P. Burnham               Chairman and Chief Executive   March 5, 2001
---------------------               Officer (Principal Executive
Daniel P. Burnham                   Officer)

/s/ Barbara M. Barrett              Director                       March 5, 2001
----------------------
Barbara M. Barrett

/s/ Ferdinand Colloredo-Mansfeld    Director                       March 5, 2001
--------------------------------
Ferdinand Colloredo-Mansfeld

/s/ John M. Deutch                  Director                       March 5, 2001
------------------
John M. Deutch

                                    Director
----------------------
Thomas E. Everhart

/s/ John R. Galvin                  Director                       March 5, 2001
------------------
John R. Galvin

/s/ L. Dennis Kozlowski           Director                         March 5, 2001
-----------------------
L. Dennis Kozlowski

/s/ Henrique de Campos Meirelles  Director                         March 5, 2001
--------------------------------
Henrique de Campos Meirelles

/s/ Dennis J. Picard              Director                         March 5, 2001
--------------------
Dennis J. Picard

/s/ Frederic M. Poses             Director                         March 5, 2001
---------------------
Frederic M. Poses

/s/ Warren B. Rudman              Director                         March 5, 2001
--------------------
Warren B. Rudman

                                  Director
------------------------
Michael C. Ruettgers

/s/ William R. Spivey             Director                         March 5, 2001
---------------------
William R. Spivey

                                  Director
-------------------
Alfred M. Zeien

/s/ Edward S. Pliner              Vice President and Corporate     March 5, 2001
--------------------              Controller (Chief Accounting
Edward S. Pliner                  Officer)

                               RAYTHEON COMPANY
                               ----------------
                            SCHEDULE II - RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                  -------------------------------------------
                                 (In millions)



  COLUMN A                              COLUMN B                         COLUMN C                    COLUMN D            COLUMN E

                                                                       Additions
                                       Balance at                                                                        Balance at
                                       beginning        Charged to costs      Charged to other      Deductions            end of
Description                            of period          and expenses          accounts              Note (1)            period
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31 2000:

  Allowance for doubtful
    accounts receivable                $26.6               $3.9                    -                   $7.6                $22.9

Year ended December 31 1999:

  Allowance for doubtful
    accounts receivable                $20.8               $8.3                    -                   $2.5                $26.6

Year ended December 31 1998:

  Allowance for doubtful
    accounts receivable                $21.7               $3.6                    -                   $4.5                $20.8

Note (1) - Uncollectible accounts and adjustments, less recoveries

                                 EXHIBIT INDEX

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

          10.8 Form of Raytheon Company Change in Control Severance Agreement, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference. The Company has entered into Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.8 with each of the following executives: Franklyn
                A. Caine, Francis S. Marchilena and William H. Swanson. The agreements are designed to provide the executive with certain severance benefits following a termination, all as more fully described in the form of Agreement. The Company has also entered into Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.8 with six other executives, but which are immaterial to the Company. The agreements are designed to provide the executive with certain severance benefits following a termination, all as more fully described in the form of Agreement.

          10.9  Restricted Unit Award Agreement between the Company and Dennis
                J. Picard, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997, is hereby incorporated by reference.

          10.10 Form of Executive Change in Control Severance Agreement, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is incorporated herein by reference. The Company has entered into Executive Change in Control Severance Agreements in the form of Agreement filed as Exhibit 10.10 with each of the following executives: Kenneth C. Dahlberg, Louise L. Francesconi, Robert L. Horowitz, Donald R. Infante and Jack O. Pearson. Such agreements are designed to provide the executive with certain payments if still employed by the Company at the end of the second and third years after the Spin-Off Merger Effective Time, all as more fully described in the form of Agreement.

          10.11 Form of Executive Retention Agreement, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is incorporated herein by reference. The Company has entered into Executive Retention Agreements in the form of Agreement filed as Exhibit 10.11 with each of the following executives: Kenneth C. Dahlberg, Louise L. Francesconi, Robert
                 L. Horowitz, Donald R. Infante, and Jack O. Pearson. Such agreements are designed to provide the executive with certain payments if still employed by the Company at the end of the second and third years after the Spin-Off Merger Effective Time, all as more fully described in the form of Agreement.

          10.12 Agreement dated as of June 15, 1998 between Raytheon Company and Daniel P. Burnham, filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is hereby incorporated by reference.

          10.13 Agreement dated February 22, 1999 between Raytheon Company and Franklyn A. Caine, filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended April 4, 1999, is hereby incorporated by reference.

          10.14 Amendment dated December 17, 1999 to William H. Swanson's Change in Control Severance Agreement, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

          10.15 Retention Agreement between Raytheon Company and Hansel E. Tookes, II dated as of April 7, 2000.*

          10.16 Raytheon Company $4 billion Credit Facility -- Five Year Competitive Advance and Revolving Credit Facility, filed as an exhibit to Former Raytheon's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is hereby incorporated by reference.

          10.17 HE Holdings, Inc. $3 billion Credit Facility - Five Year Competitive Advance and Revolving Credit Facility, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is hereby incorporated by reference.

          10.18 Amended and Restated Purchase and Sale Agreement dated as of March 18, 1999 among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

10.19 Amendment and Restatement dated as of November 9, 1999 to the Amended and Restated Purchase and Sale Agreement dated as of March 18, 1999 among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

10.20 Reaffirmation of Amended and Restated Repurchase Agreement dated as of March 10, 2000 of the Amended and Restated Repurchase Agreement, dated as of March 18, 1999 made by Raytheon Aircraft Company.*

10.21 First Amendment, dated as of June 27, 2000, to the Second Amended and Restated Purchase and Sale Agreement, dated as of March 10, 2000, among Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Credit Corporation, Bank of America, N.A., The Chase Manhattan Bank, Citibank, N.A. and Credit Suisse First Boston.*

10.22 Second Amendment, dated as of October 31, 2000, to the Second Amended and Restated Purchase and Sale Agreement, dated as of March 10, 2000, among Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Credit Corporation, the Bank of America, N.A., the Chase Manhattan Bank, Citibank, N.A. and Credit Suisse First Boston.*

10.23 Amended and Restated Guarantee dated as of March 18, 1999, made by Raytheon Company in favor of the Purchasers named therein and Bank of America National Trust and Savings Association, as Managing Facility Agent, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

10.24 Reaffirmation of Amended and Restated Guarantee dated as of March 10, 2000, of the Amended and Restated Guarantee, dated as of March 18, 1999 made by Raytheon Company.*

10.25 Raytheon Savings and Investment Plan, as amended and restated effective January 1, 1999, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

10.26 Raytheon Employee Savings and Investment Plan, as amended and restated effective January 1, 1999, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

10.27 Raytheon Excess Savings Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, File No. 333-56117, is hereby incorporated by reference.

10.28 Raytheon Deferred Compensation Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8, File No. 333-56117, is hereby incorporated by reference.

 13 Raytheon Company 2000 Annual Report to Stockholders (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated herein by reference).*

 21    Subsidiaries of Raytheon Company.*

23.1   Consent of Independent Accountants.*

23.2   Reports of Independent Accountants.*

(Exhibits marked with an asterisk (*) are filed electronically herewith.)