Form 10-Q
period 2001-04-01
RAYTHEON CO/
filed 2001-04-26
CIK 1047122

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 1, 2001

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ----- to ---------.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Number of shares of common stock outstanding as of April 1, 2001: 342,950,000, consisting of 100,805,000 shares of Class A common stock and 242,145,000 shares of Class B common stock.

RAYTHEON COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYTHEON COMPANY
----------------
BALANCE SHEETS (Unaudited)

                                                                   April 1, 2001        Dec. 31, 2000
                                                                  --------------        -------------
                                                                               (In millions)
ASSETS
Current assets
 Cash and cash equivalents                                           $    483                  $   871
 Accounts receivable, less allowance for
  doubtful accounts                                                       447                      505
 Contracts in process                                                   3,951                    4,061
 Inventories                                                            2,218                    1,908
 Deferred federal and foreign income taxes                                533                      476
 Prepaid expenses and other current assets                                156                      178
 Net assets from discontinued operations                                    -                       14
                                                                      -------                  -------
   Total current assets                                                 7,788                    8,013
Property, plant, and equipment, net                                     2,498                    2,491
Goodwill, net                                                          13,182                   13,281
Other assets, net                                                       3,059                    2,992
                                                                      -------                  -------
    Total assets                                                      $26,527                  $26,777
                                                                      =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Notes payable and current portion
  of long-term debt                                                   $ 1,185                  $   877
 Advance payments, less contracts in
  process                                                                 941                    1,135
 Accounts payable                                                         969                    1,099
 Accrued salaries and wages                                               545                      549
 Other accrued expenses                                                 1,029                    1,205
 Net liabilities from discontinued operations                             281                        -
                                                                      -------                  -------
   Total current liabilities                                            4,950                    4,865
Accrued retiree benefits and other
 long-term liabilities                                                  1,271                    1,262
Deferred federal and foreign income taxes                                 748                      773
Long-term debt                                                          8,858                    9,054
Stockholders' equity                                                   10,700                   10,823
                                                                      -------                  -------
    Total liabilities and stockholders' equity                        $26,527                  $26,777
                                                                      =======                  =======

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
-----------------
STATEMENTS OF INCOME (Unaudited)

                                                                    Three Months Ended
                                                         April 1, 2001             April 2, 2000
                                                    -----------------------  -------------------------
                                                         (In millions except per share amounts)

Net sales                                                           $3,968                     $4,231
                                                                    ------                     ------

Cost of sales                                                        3,232                      3,481
Administrative and selling expenses                                    294                        311
Research and development expenses                                      126                        123
                                                                    ------                     ------

Total operating expenses                                             3,652                      3,915
                                                                    ------                     ------

Operating income                                                       316                        316
                                                                    ------                     ------

Interest expense, net                                                  180                        180
Other income, net                                                      (30)                        (5)
                                                                    ------                     ------

Non-operating expense, net                                             150                        175
                                                                    ------                     ------

Income from continuing operations before taxes                         166                        141
Federal and foreign income taxes                                        69                         61
                                                                    ------                     ------

Income from continuing operations                                       97                         80
                                                                    ------                     ------

Discontinued operations
     Loss from discontinued operations, net of tax                       -                        (70)
     Loss on disposal of discontinued operations,
      net of tax                                                      (221)                      (191)
                                                                    ------                     ------
                                                                      (221)                      (261)
                                                                    ------                     ------

Net loss                                                            $ (124)                    $ (181)
                                                                    ======                     ======
Earnings per share from continuing operations
         Basic                                                      $ 0.29                     $ 0.24
         Diluted                                                    $ 0.28                     $ 0.24

Loss per share from discontinued operations
         Basic                                                      $(0.65)                    $(0.77)
         Diluted                                                    $(0.64)                    $(0.77)

Loss per share
         Basic                                                      $(0.36)                    $(0.54)
         Diluted                                                    $(0.36)                    $(0.54)

Dividends declared per share                                        $ 0.20                     $ 0.20

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
-----------------
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                       Three Months Ended
                                                                 April 1, 2001    April 2, 2000
                                                                 -------------    -------------
                                                                          (In millions)
Cash flows from operating activities
  Income from continuing operations                                   $  97          $    80
  Adjustments to reconcile income from continuing
     operations to net cash used in operating activities,
     net of the effect of divestitures
       Depreciation and amortization                                    177              171
       Net gain on sale of operating units                              (38)              (6)
       Decrease (increase) in accounts receivable                        26              (15)
       Decrease (increase) in contracts in process                      113             (226)
       Increase in inventories                                         (309)             (24)
       (Increase) decrease in current deferred federal and
        foreign income taxes                                            (57)              60
       Decrease (increase) in prepaid expenses and other
        current assets                                                   21              (40)
       Decrease in advance payments                                    (193)            (253)
       Decrease in accounts payable                                    (119)            (170)
       (Decrease) increase in accrued salaries and wages                 (3)              87
       Decrease in other accrued expenses                              (181)            (131)
       Other adjustments, net                                            74              (95)
                                                                      -----          -------
Net cash used in operating activities from continuing
  operations                                                           (392)            (562)
Net cash (used in) provided by operating activities
  from discontinued operations                                          (43)             186
                                                                      -----          -------
Net cash used in operating activities                                  (435)            (376)
                                                                      -----          -------
Cash flows from investing activities
  Sale of financing receivables                                         215              188
  Origination of financing receivables                                 (201)            (209)
  Collection of financing receivables not sold                           14               25
  Expenditures for property, plant, and equipment                      (103)            (113)
  Proceeds from sales of property, plant, and equipment                   3                -
  Expenditures for internal use software                                (35)             (31)
  Increase in other assets                                               (4)              (6)
  Proceeds from sale of operating units and investments                 111              160
                                                                      -----          -------
Net cash provided by investing activities from
  continuing operations                                                   -               14
Net cash used in investing activities from
  discontinued operations                                                 -               (1)
                                                                      -----          -------
Net cash provided by investing activities                                 -               13
                                                                      -----          -------
Cash flows from financing activities
  Dividends                                                             (68)             (68)
  Increase (decrease) in short-term debt                                108           (1,861)
  Increase in long-term debt                                              4            2,243
  Proceeds under common stock plans                                       3                -
                                                                      -----          -------
Net cash provided by financing activities                                47              314
                                                                      -----          -------
Net decrease in cash and cash equivalents                              (388)             (49)
Cash and cash equivalents at beginning of year                          871              230
                                                                      -----          -------
Cash and cash equivalents at end of period                            $ 483          $   181
                                                                      =====          =======

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
-----------------

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation
-------------------------

The accompanying unaudited financial statements of Raytheon Company (the "Company") have been prepared on substantially the same basis as the Company's annual consolidated financial statements. These interim unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The information furnished has been prepared from the accounts of the Company without audit. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Restructuring
-----------------

During the first quarter of 2001, the Company's activity related to previously announced restructuring initiatives at the electronics businesses were as follows:
                                             Electronics          Electronics
                                              Exit Costs         Restructuring
                                            --------------       -------------
                                             (In millions except employee data)

Accrued liability at December 31, 2000           $47                  $31
                                               -------               ------
Costs incurred
    Severance and other employee related
         costs                                     2                    5
    Facility closure and related costs            18                    1
                                               -------               ------
                                                  20                    6
                                               -------               ------

Accrued liability at April 1, 2001               $27                  $25
                                               =======               ======

Cash expenditures                                $ 9                  $ 5


There were no employee terminations or square feet exited due to restructuring actions during the first quarter of 2001. The Company also incurred $2 million of capital expenditures and period expenses related to the restructuring initiatives.

The cumulative number of employee terminations due to restructuring actions for exit costs and restructuring was 7,800 and 4,700, respectively. The cumulative number of square feet exited due to restructuring actions for exit costs and restructuring was 8.6 million and 3.7 million, respectively.

3.  Business Segment Reporting
------------------------------

The Company operates in six segments: Electronic Systems; Command, Control, Communication and Information Systems; Technical Services; Aircraft Integration Systems; Commercial Electronics; and Aircraft. Segment net sales and operating income include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes Company-wide accruals and over/under applied overhead that have not been attributed to a particular segment and intersegment sales and profit eliminations. Following is a brief description of each segment:

     . Electronic Systems includes Missile Systems; Air Combat and Strike
       Systems; Tactical Systems; Air/Missile Defense Systems; Naval and Maritime Integrated Systems; and Surveillance and Reconnaissance Systems.
     . Command, Control, Communication and Information Systems includes Command,
       Control, and Communication Systems; Imagery and Geospatial Systems; and Strategic Systems.
     . Technical Services includes Scientific and Technical Services; Depot
       Services; Installation Support Services; and Integrated Logistics.
     . Aircraft Integration Systems includes Tactical Reconnaissance;
       Airlift/Avionics Programs; Government and Commercial Programs; Air-Ground Surveillance; Aircraft Early Warning and Control; and Joint Operations Group.

     . Commercial Electronics includes ELCAN Optical Technologies; RF
       Components; Crosspan/TM/ Network Access Technologies; Raytheon Commercial Infrared; Raytheon Marine Company High Seas; and Raytheon Professional Services.
     . Aircraft includes Business Jets and Turboprops; Regional Airliners;
       Piston-Powered Aircraft; Special Mission Aircraft; Fractional Aircraft Ownership; Service and Support; and Aircraft Charter and Management.

Segment financial results were as follows:

                                                              Net Sales
                                                         Three Months Ended
                                                   April 1, 2001      April 2, 2000
                                                   -------------      -------------
                                                             (In millions)
Electronic Systems                                $ 1,864               $ 1,878
Command, Control, Communication
        and Information Systems                       855                   846
Technical Services                                    479                   421
Aircraft Integration Systems                          264                   298
Commercial Electronics                                121                   174
Aircraft                                              637                   815
Corporate and Eliminations                           (252)                 (201)
                                                  -------               -------
Total                                             $ 3,968               $ 4,231
                                                  =======               =======

                                                            Operating Income
                                                            Three Months Ended
                                                   April 1, 2001       April 2, 2000
                                                   -------------       -------------
                                                             (In millions)

Electronic Systems                                $   234               $   183
Command, Control, Communication
        and Information Systems                        84                    69
Technical Services                                     37                    27
Aircraft Integration Systems                           13                    15
Commercial Electronics                                 (6)                   20
Aircraft                                               (4)                   30
Corporate and Eliminations                            (42)                  (28)
                                                  -------               -------
Total                                             $   316               $   316
                                                  =======               =======

                                                           Identifiable Assets
                                                   April 1, 2001       Dec. 31, 2000
                                                   -------------       -------------
                                                            (In millions)
Electronic Systems                                $10,910               $11,356
Command, Control, Communication
        and Information Systems                     5,131                 5,117
Technical Services                                  1,584                 1,611
Aircraft Integration Systems                        1,711                 1,712
Commercial Electronics                                691                   780
Aircraft                                            3,377                 3,297
Corporate                                           3,123                 2,890
                                                  -------               -------
Total                                             $26,527               $26,763
                                                  =======               =======

Net sales includes intersegment sales during the first quarter of 2001 and 2000, respectively, of $63 million and $45 million for Electronic Systems, $28 million and $27 million for Command, Control, Communication and Information Systems, $17 million and $4 million for Aircraft Integration Systems, $117 million and $111 million for Technical Services, $25 million and $12 million for Commercial Electronics, and $1 million and $2 million for Aircraft.

4.  Inventories
---------------

Inventories consisted of the following at:

                                            April 1, 2001      Dec. 31, 2000
                                            -------------      -------------
                                                      (In millions)
Inventories
    Finished goods                              $  457             $  327
    Work in process                              1,373              1,187
    Materials and purchased parts                  529                529
    Excess of current cost over LIFO values       (141)              (135)
                                                ------             ------
     Total inventories                          $2,218             $1,908
                                                ======             ======


5.  Special Purpose Entities
----------------------------

In connection with the sales of receivables, Raytheon Aircraft Receivables Corporation, a special purpose entity, continued in existence at April 1, 2001. The balance of receivables sold to banks or financial institutions outstanding at April 1, 2001 was $1,755 million versus $1,780 million at December 31, 2000. No material gain or loss resulted from the sales of receivables.

6.  Stockholders' Equity
------------------------

Stockholders' equity consisted of the following at:

                                                 April 1, 2001    Dec. 31, 2000
                                                 -------------    -------------
                                                          (In millions)
Preferred stock, no outstanding shares               $    --         $    --
Class A common stock, outstanding shares                   1               1
Class B common stock, outstanding shares                   2               2
Additional paid-in capital                             6,422           6,477
Accumulated other comprehensive income                  (114)           (106)
Treasury stock                                          (250)           (382)
Retained earnings                                      4,639           4,831
                                                     -------         -------
  Total stockholders' equity                         $10,700         $10,823
                                                     =======         =======

Outstanding shares of common stock                     343.0           340.6

During the first quarter of 2001, the Company issued 2.3 million shares out of treasury to fund the Company's contributions to its savings and investment plans.

Share information used to calculate earnings per share (EPS) is as follows:

                                                             Three Months Ended
                                                             ------------------
                                                   April 1, 2001            April 2, 2000
                                                   -------------            -------------
                                                                (In thousands)

Average common shares outstanding for basic EPS         340,010                  338,260
Dilutive effect of stock options and restricted stock     5,118                      475
                                                        -------                  -------
Average common shares outstanding for diluted EPS       345,128                  338,735
                                                        =======                  =======

Options to purchase 21.6 million and 23.9 million shares of common stock for the three months ended April 1, 2001 and April 2, 2000, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company's common stock during the respective periods.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective hedges. The computation of comprehensive income is as follows:

                                                             Three Months Ended
                                                   April 1, 2001          April 2, 2000
                                                   -------------          -------------
                                                               (In millions)
Net loss                                              $(124)                 $(181)
Other comprehensive (loss) income                        (8)                    14
                                                      -----                  -----
Total comprehensive loss                              $(132)                 $(167)
                                                      =====                  =====

7.  Discontinued Operations
---------------------------

In 2000, the Company sold its Raytheon Engineers & Constructors (RE&C) subsidiary to Washington Group International, Inc. (WGI). The sale of RE&C is subject to a purchase price adjustment based upon an April 30, 2000 cut-off date balance sheet that has not yet been completed. The Company does not believe a material purchase price adjustment will be required. The Company retained significant assets and liabilities including certain letters of credit, performance bonds, and parent guarantees outstanding at the time of sale (the "Support Agreements"). There were 50 contracts sold to WGI with Support Agreements, of which 33 were operations and maintenance contracts under which the Company believes its exposure is not material. Of the remaining 17, two are discussed below and the remaining 15 are of various sizes and are at various stages of completion. Six of the 15 are already complete, therefore, the only remaining obligation is warranty and contract closeout. Based primarily on information provided by WGI, the Company estimates that the remaining nine projects are, on average, 75 percent complete.

In the first quarter of 2001, the Company recorded a charge to discontinued operations of $325 million pretax to reflect the estimated cost required to complete two Massachusetts construction projects on which WGI defaulted, triggering the Company's performance guarantees. The charge represents the Company's current estimate of the net cash requirement needed to complete the two projects, based primarily on information provided by WGI. The Company expects its operating cash flow to be negatively affected by the full amount of the $325 million charge over the next four to six quarters. If WGI were to default on one or more of the remaining projects with Support Agreements, the Company's estimate of the potential range of exposure with respect to the remaining projects, based primarily on information provided by WGI, is $0 to $125 million over several years, which is consistent with the exposure previously disclosed. Under the sale agreement, WGI is required to indemnify the Company for all amounts expended by the Company to complete the projects, and the Company is entitled to full reimbursement for those amounts. Due to the uncertainties of the financial position of WGI, the Company has not recognized the value of this claim against WGI, however, it intends to pursue all avenues to maximize recovery.

On March 2, 2001, WGI announced that they faced severe near-term liquidity problems and discussed, among other alternatives, a potential bankruptcy filing. The Company believes that if WGI files for bankruptcy protection, its ultimate exposure on contracts sold to WGI with Support Agreements is based upon the potential non-performance or default by WGI on those contracts, rather than whether WGI operates under bankruptcy protection. In addition, a bankruptcy filing by WGI may impact the collectibility of certain retained assets, which are carried at a net realizable value of $143 million.

In addition, the Company retained the responsibility for performance of four large, fixed price international turnkey projects that are close to completion and partially indemnified WGI on the completion of one other existing project. The Company will continue to monitor the cost estimates for these five projects as well as the other retained assets and liabilities on a quarterly basis. During the first quarter of 2001, the Company recorded an additional loss on disposal of discontinued operations of $14 million pretax related to the retained projects. The total loss from discontinued operations in the first quarter of 2001 was $221 million after tax, or $0.64 per diluted share versus a loss of $261 million after tax, or $0.77 per diluted share in the first quarter of 2000.

The summary of operating results from discontinued operations is as follows:

                              Three Months Ended            Three Months Ended
                                 April 1, 2001                 April 2, 2000
                                 -------------                 -------------
                                                (In millions)
Net sales                               $  -                          $673
Operating expenses                         -                           768
                                        ----                          ----
Operating loss                             -                           (95)
Other expense, net                         -                             3
                                        ----                          ----
Loss before taxes                          -                           (98)
Federal and foreign income taxes           -                           (28)
                                        ----                          ----
Loss from discontinued operations       $  -                          $(70)
                                        ====                          ====

The components of net assets from discontinued operations are as follows:

                                                      April 1, 2001          Dec. 31, 2000
                                                      -------------          -------------
                                                                   (In millions)
Current assets                                            $ 179                  $ 164
Noncurrent assets                                             -                      -
Current liabilities                                        (460)                  (150)
Noncurrent liabilities                                        -                      -
                                                          -----                  -----
Net (liabilities) assets from discontinued                $(281)                 $  14
 operations                                               =====                  =====

8.   Commitments and Contingencies
----------------------------------

Defense contractors are subject to many levels of audit and investigation.
Among agencies that oversee contract performance are the Defense Contract Audit Agency, the Inspector General, the Defense Criminal Investigative Service, the General Accounting Office, the Department of Justice, and Congressional Committees. Over recent years, the Department of Justice has convened grand juries from time to time to investigate possible irregularities by the Company in government contracting. Such investigations, except as noted in the following paragraph, individually and in the aggregate, are not expected to have a material adverse effect on the Company's financial position or results of operations.

The U.S. Customs Service has concluded its investigation of the contemplated sale by the Company of troposcatter radio equipment to a customer in Pakistan. The Company has produced documents in response to grand jury subpoenas and grand jury appearances have taken place. The Company has cooperated fully with the investigation. The government has not reached a final decision with respect to this matter. An adverse decision in this matter could have a material adverse effect on the Company's financial position and results of operations.

The Company is involved in various stages of environmental investigation and clean-up related to remediation of various sites. All appropriate costs expected to be incurred in connection therewith, on a discounted basis, have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative clean-up methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company's responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company's financial position or results of operations after giving effect to provisions previously recorded.

The Company has guaranteed the borrowings of several affiliated entities. The amount of borrowings outstanding at April 1, 2001 and December 31, 2000, for which the Company was guarantor, was approximately $268 million and $251 million, respectively.

During October, November, and December 1999, the Company and two of its officers were named as defendants in class action lawsuits. In June 2000, four additional former or present officers were named as defendants. The complaints principally allege that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance, thereby causing the value of the Company's stock to be artificially inflated. In September 2000, the Company and the individual defendants filed a motion to dismiss, which the plaintiffs opposed. The court heard arguments on the motion to dismiss in February 2001, and has taken the motion under advisement. The Company was also named as a nominal defendant and all of its directors at the time (except one) were named as defendants in derivative lawsuits. The derivative complaints contain allegations similar to those included in the above complaints and further allege that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in both the derivative complaints and the other complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse affect on the Company's financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the lawsuits.

The Company merged with the defense business of Hughes Electronics Corporation (Hughes Defense) in December 1997. Pursuant to the terms of the Master Separation Agreement (the "Separation Agreement"), which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. Based on the terms and conditions of the Separation Agreement, the Company believes that it is entitled to a reduction in the purchase price, a position that Hughes Electronics disputes. Although the Company and Hughes Electronics have engaged in discussions in an attempt to resolve this dispute, it appears as though a negotiated settlement is not likely in the foreseeable future based on the current position of the parties. The only alternative to a negotiated settlement is binding arbitration, as provided in the Separation Agreement. Concurrent with the negotiations, the parties are in the process of selecting a neutral arbitrator. While the Company expects a reduction in purchase price from the original terms of the Separation Agreement, the amount, timing, and effect on the Company's financial position are uncertain. As a result of this uncertainty, no amounts have been recorded in the financial statements related to this expected reduction in purchase price. Any payment received from Hughes Electronics as a result of a reduction in purchase price will result in a corresponding reduction in goodwill and not be reflected in the income statement unless the reduction in goodwill results in lower amortization in future periods.

In March 2000, the Company and Hughes Electronics participated unsuccessfully in a voluntary mediation pursuant to the alternative dispute resolution process set forth in the Separation Agreement in connection with a separate claim against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics to the Company prior to the merger. The Company and Hughes Electronics have selected arbitrators to resolve the claim through binding arbitration pursuant to the Separation Agreement. This arbitration is scheduled for May 2001.

In November 1999, the Company commenced a legal action against Towers, Perrin, Forster & Crosby (TPF&C). The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and errors made by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial. The Company has also asserted a claim against Hughes Electronics pursuant to the terms of the Separation Agreement seeking to recover costs incurred by the Company resulting from errors in the administration of the Hughes Plans which Hughes Electronics failed to disclose to the Company prior to the merger.

In March 2001, WGI commenced legal action against the Company alleging fraud and other claims in connection with the sale of RE&C to WGI and sought to rescind the sale and obtain specific performance regarding the delivery of financial statements by the Company to WGI relating to a claim for a purchase price adjustment under the sale agreement or, alternatively, monetary damages. The Company made a demand for arbitration under the sale agreement, seeking a determination that the claims be referred to arbitration. In April 2001, the court granted the Company's motion to stay the proceedings pending arbitration pursuant to the terms of the sale agreement and retained jurisdiction to review the delivery of the financial information described above. The Company believes that the claims of WGI are without merit and is defending itself against them vigorously.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on the Company's financial position or results of operations after giving effect to provisions already recorded.

9.  Subsequent Events
---------------------

On April 25, 2001, the Company announced that it plans a public offering of $650 million of equity units and 11 million shares of Class B common stock. The net proceeds of the offering will be used to reduce debt and for general corporate purposes. Each equity unit will initially consist of $50 in principal amount of a trust preferred security and a purchase contract for Class B common stock. The price for the Class B common stock will be based upon the average trading price of the stock at the time the contract is exercised.

On April 25, 2001, the Company announced that its stockholders had approved plans to eliminate its dual class capital structure and reclassify its Class A and Class B common stock into a single new class of common stock. The Company also announced stockholder approval of its plans to effect a 20-for-1 reverse-forward stock split that will result in holders of fewer than 20 shares of common stock being cashed out of their holdings. The Company expects to complete these actions in May 2001.

During the first quarter, the Board of Directors adopted the Raytheon 2001 Stock Plan under which the Company can issue 28 million shares of common stock. On April 25, 2001, the stockholders approved this plan.

On April 6, 2001, the Company announced plans to divest a majority interest in its aviation support business, Raytheon Aerospace Company, to Veritas Capital Inc. for $153 million in cash. In addition, the Company will retain $47 million in receivables and $70 million in preferred and common equity. Veritas will acquire 70 percent ownership of the business with Raytheon retaining 30 percent. The parties expect to finalize the divestiture in the second quarter of 2001, however, there can be no assurance that the transaction will be consummated.

Also on April 6, 2001, the Company filed a registration statement with the Securities and Exchange Commission allowing it to periodically sell up to $350 million in debt securities, common and preferred stock, warrants, and stock purchase contracts and units. Combined with the $2.65 billion in previously registered but unsold securities, the total shelf registration increased to $3 billion.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Continuing Operations
----------------------------------------------

Net sales in the first quarter of 2001 were $4.0 billion, a decrease of 6 percent versus $4.2 billion for the same period in 2000. Sales were down primarily due to the divestitures of the Company's recreational marine business in the first quarter of 2001, its optical systems business in the fourth quarter of 2000, and its flight simulation business in the first quarter of 2000 and a decline in aircraft shipments. Sales to the U.S. Department of Defense were 55 percent of sales in the first quarter of 2001 versus 51 percent of sales in the first quarter of 2000. Total sales to the U.S. government, including foreign military sales, were 70 percent of sales in the first quarter of 2001 versus 65 percent of sales in the first quarter of 2000. Total international sales, including foreign military sales, were 23 percent of sales in the first quarter of 2001 versus 22 percent of sales in the first quarter of 2000.

Gross margin in the first quarter of 2001 was $736 million or 18.5 percent of sales versus $750 million or 17.7 percent of sales in the first quarter of 2000. The increase in margin as a percent of sales was primarily due to a higher margin at Electronic Systems.

Administrative and selling expenses were $294 million or 7.4 percent of sales in the first quarter of 2001 versus $311 million or 7.4 percent of sales in the first quarter of 2000.

Research and development expenses increased to $126 million or 3.2 percent of sales in the first quarter of 2001 versus $123 million or 2.9 percent of sales in the first quarter of 2000.

Operating income was $316 million in the first quarter of 2001 and 2000. The changes in operating income by segment are discussed below.

Interest expense, net in the first quarter of 2001 and 2000 was $180 million.

Other income, net in the first quarter of 2001 was $30 million, versus other income, net of $5 million in the first quarter of 2000. Included in the first quarter of 2001 was a pretax gain of $38 million recorded in connection with the divestiture of the Company's recreational marine business. In the first quarter of 2000, the Company recorded $13 million of pretax gains from divestitures.

The effective tax rate was 41.6 percent in the first quarter of 2001 versus
43.3 percent in the first quarter of 2000. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill. The lower effective tax rate in the first quarter of 2001 results from the reduced impact of non-deductible amortization of goodwill on higher anticipated taxable income.

Income from continuing operations was $97 million in the first quarter of 2001, or $0.28 per diluted share on 345.1 million average shares outstanding versus income from continuing operations of $80 million in the first quarter of 2000, or $0.24 per diluted share on 338.7 million average shares outstanding.

In 2000, the Company sold its Raytheon Engineers & Constructors (RE&C) subsidiary to Washington Group International, Inc. (WGI). The sale of RE&C is subject to a purchase price adjustment based upon an April 30, 2000 cut-off date balance sheet that has not yet been completed. The Company does not believe a material purchase price adjustment will be required. The Company retained significant assets and liabilities including certain letters of credit, performance bonds, and parent guarantees outstanding at the time of sale (the "Support Agreements"). There were 50 contracts sold to WGI with Support Agreements, of which 33 were operations and maintenance contracts under which the Company believes its exposure is not material. Of the remaining 17, two are discussed below and the remaining 15 are of various sizes and are at various stages of completion. Six of the 15 are already complete, therefore, the only remaining obligation is warranty and contract closeout. Based primarily on information provided by WGI, the Company estimates that the remaining nine projects are, on average, 75 percent complete.

In the first quarter of 2001, the Company recorded a charge to discontinued operations of $325 million pretax to reflect the estimated cost required to complete two Massachusetts construction projects on which WGI defaulted, triggering the Company's performance guarantees. The charge represents the Company's current estimate of the net cash requirement needed to complete the two projects, based primarily on information provided by WGI. The Company expects its operating cash flow to be negatively affected by the full amount of the $325 million charge over the next four to six quarters. If WGI were to default on one or more of the remaining projects with Support Agreements, the Company's estimate of the potential range of exposure with respect to the remaining projects, based primarily on information provided by WGI, is $0 to $125 million over several years, which is consistent with the exposure previously disclosed. Under the sale agreement, WGI is required to indemnify the Company for all amounts expended by the Company to complete the projects, and the Company is entitled to full reimbursement for those amounts. Due to the uncertainties of the financial position of WGI, the Company has not recognized the value of this claim against WGI, however, it intends to pursue all avenues to maximize recovery.

On March 2, 2001, WGI announced that they faced severe near-term liquidity problems and discussed, among other alternatives, a potential bankruptcy filing. The Company believes that if WGI files for bankruptcy protection, its ultimate exposure on contracts sold to WGI with Support Agreements is based upon the potential non-performance or default by WGI on those contracts, rather than whether WGI operates under bankruptcy protection. In addition, a bankruptcy filing by WGI may impact the collectibility of certain retained assets, which are carried at a net realizable value of $143 million.

In addition, the Company retained the responsibility for performance of four large, fixed price international turnkey projects that are close to completion and partially indemnified WGI on the completion of one other existing project. The Company will continue to monitor the cost estimates for these five projects as well as the other retained assets and liabilities on a quarterly basis. During the first quarter of 2001, the Company recorded an additional loss on disposal of discontinued operations of $14 million pretax related to the retained projects. The total loss from discontinued operations in the first quarter of 2001 was $221 million after tax, or $0.64 per diluted share versus a loss of $261 million after tax, or $0.77 per diluted share in the first quarter of 2000.

Net loss for the first quarter of 2001 was $124 million, or $0.36 per diluted share versus a net loss of $181 million for the first quarter of 2000, or $0.54 per diluted share.

Total employment related to continuing operations was approximately 92,300 at April 1, 2001 and approximately 93,700 at December 31, 2000. The decrease was due in part to the divestiture of the Company's recreational marine business.

Electronic Systems had sales of $1.9 billion in the first quarter of both 2001 and 2000. Operating income was $234 million in the first quarter of 2001 versus $183 million a year ago. The increase in operating income continues to reflect the margin improvement that began in the second half of 2000.

Command, Control, Communication and Information Systems had sales of $855 million in the first quarter of 2001, compared with $846 million in the first quarter of 2000. Operating income was $84 million in the first quarter of 2001 compared with $69 million in the first quarter of 2000. The increase in operating income was due primarily to lower business development expenses. The Company will continue to monitor the cost estimates for the communications-related programs on a quarterly basis given the risks inherent in fixed price development contracts.

Technical Services had first quarter 2001 sales of $479 million, versus $421 million in the first quarter of 2000. The increase in sales was due primarily to higher volume from new programs. Operating income was $37 million in the first quarter of 2001, compared with $27 million in the first quarter of 2000 due primarily to higher volume.

Aircraft Integration Services had sales of $264 million in the first quarter of 2001, compared with sales of $298 million in the first quarter of 2000. Operating income in the first quarter of 2001 was $13 million, compared with $15 million in the first quarter of 2000. The decrease in sales was due primarily to lower bookings in 2000 and delays in new 2001 programs. Recently, the delivery schedule on several Boeing Business Jet (BBJ) aircraft has been delayed. The Company will continue to monitor the cost estimates for the BBJ programs on a quarterly basis and evaluate the impact of these delays on the financial performance of the BBJ programs.

Commercial Electronics had sales of $121 million in the first quarter of 2001, compared with first quarter 2000 sales of $174 million. The decrease in sales was due to the divestiture of the recreational marine business in the first quarter of 2001 and a favorable contract settlement in the first quarter of 2000. There was an operating loss of $6 million in the first quarter of 2001, compared with operating income of $20 million for the same period last year. Operating income was down due to investments in new technologies, lower volume at RF Components, primarily due to reduced industry-wide demand for cellular handset components, and the favorable contract settlement in 2000. Following the end of the quarter, the Company announced the elimination of 100 jobs at RF Components. The Company remains concerned about the market outlook for Commercial Electronics.

Raytheon Aircraft (RAC) had first quarter 2001 sales of $637 million compared with $815 million in the first quarter of 2000. The decrease was due to lower aircraft deliveries in the first quarter of 2001. The first quarter 2001 operating loss of $4 million compared with operating income of $30 million in the first quarter of 2000. Operating income was down primarily due to the lower sales volume and a contract cost adjustment on a fixed price T-6A military trainer option (Lot 8) that was recently exercised. The Lot 8 T-6A trainer option is the last outstanding T-6A fixed price purchase option.

During the first quarter of 2001, RAC experienced softness in orders for new and used commercial aircraft. The Company remains concerned about the market outlook at RAC. As previously announced, RAC has commenced a 450 person workforce reduction in administrative and managerial staff. The action is a precautionary move to help the business stay ahead of a downturn in the economy. In addition, the Company continues to monitor the status of its three new development programs at RAC - the production schedule for the Premier I aircraft, the first-flight schedule for the Horizon aircraft, and cost management issues related to T-6A. Weak demand for RAC's new or used aircraft could have a material adverse effect on RAC's financial position and results of operations.

Backlog consisted of the following at:

                                        April 1, 2001      Dec. 31, 2000
                                        -------------      -------------
                                                  (In millions)

Electronic Systems                         $11,738          $11,968
Command, Control, Communication
    and Information Systems                  5,305            5,396
Technical Services                           2,006            2,135
Aircraft Integration Systems                 2,048            2,120
Commercial Electronics                         488              513
Aircraft                                     4,280            4,398
                                           -------          -------
Total backlog                              $25,865          $26,530
                                           =======          =======
U.S. government backlog
    included above                         $17,099          $17,374
                                           =======          =======

Financial Condition and Liquidity
---------------------------------
Net cash used in operating activities in the first quarter of 2001 was $435 million versus $376 million in the first quarter of 2000. Net cash used in operating activities from continuing operations was $392 million in the first quarter of 2001 versus $562 million in the first quarter of 2000. The improvement was due primarily to better working capital management and lower restructuring spending offset by an increase in incentive compensation payments. Net cash used in operating activities from discontinued operations was $43 million in the first quarter of 2001 versus net cash provided of $186 million in the first quarter of 2000 due to a significant advance payment received in the first quarter of 2000.

There was no net cash provided by investing activities in the first quarter of 2001 versus $13 million in the first quarter of 2000. Origination and sale of financing receivables in the first quarter of 2001 was $201 million and $215 million, respectively, versus origination and sale of financing receivables in the first quarter of 2000 of $209 million and $188 million, respectively. Capital expenditures were $103 million in the first quarter of 2001 versus $113 million in the first quarter of 2000. Capital expenditures related to continuing operations for the full year 2001 are expected to be approximately $550 million compared to $431 million in 2000. Proceeds from sale of operating units and investments were $111 million and $160 million in the first quarter of 2001 and 2000, respectively.

The Company merged with the defense business of Hughes Electronics Corporation (Hughes Defense) in December 1997. Pursuant to the terms of the Master Separation Agreement (the "Separation Agreement"), which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. Based on the terms and conditions of the Separation Agreement, the Company believes that it is entitled to a reduction in the purchase price, a position that Hughes Electronics disputes. Although the Company and Hughes Electronics have engaged in discussions in an attempt to resolve this dispute, it appears as though a negotiated settlement is not likely in the foreseeable future based on the current position of the parties. The only alternative to a negotiated settlement is binding arbitration, as provided in the Separation Agreement. Concurrent with the negotiations, the parties are in the process of selecting a neutral arbitrator. While the Company expects a reduction in purchase price from the original terms of the Separation Agreement, the amount, timing, and effect on the Company's financial position are uncertain. As a result of this uncertainty, no amounts have been recorded in the financial statements related to this expected reduction in purchase price. Any payment received from Hughes Electronics as a result of a reduction in purchase price will result in a corresponding reduction in goodwill and not be reflected in the income statement unless the reduction in goodwill results in lower amortization in future periods.

In March 2000, the Company and Hughes Electronics participated unsuccessfully in a voluntary mediation pursuant to the alternative dispute resolution process set forth in the Separation Agreement in connection with a separate claim against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics to the Company prior to the merger. The Company and Hughes Electronics have selected arbitrators to resolve the claim through binding arbitration pursuant to the Separation Agreement. This arbitration is scheduled for May 2001.

In November 1999, the Company commenced a legal action against Towers, Perrin, Forster & Crosby (TPF&C). The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and errors made by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial. The Company has also asserted a claim against Hughes Electronics pursuant to the terms of the Separation Agreement seeking to recover costs incurred by the Company resulting from errors in the administration of the Hughes Plans which Hughes Electronics failed to disclose to the Company prior to the merger.

In March 2001, WGI commenced legal action against the Company alleging fraud and other claims in connection with the sale of RE&C to WGI and sought to rescind the sale and obtain specific performance regarding the delivery of financial statements by the Company to WGI relating to a claim for a purchase price adjustment under the sale agreement or, alternatively, monetary damages. The Company made a demand for arbitration under the sale agreement, seeking a determination that the claims be referred to arbitration. In April 2001, the court granted the Company's motion to stay the proceedings pending arbitration pursuant to the terms of the sale agreement and retained jurisdiction to review the delivery of the financial information described above. The Company believes that the claims of WGI are without merit and is defending itself against them vigorously.

Net cash provided by financing activities was $47 million in the first quarter of 2001 versus $314 million in the first quarter of 2000. Dividends paid to stockholders were $68 million in the first quarter of 2001 and 2000. The quarterly dividend rate was $0.20 per share for both the first quarter of 2001 and the first quarter of 2000. In March 2000, the Company issued $2.25 billion of long-term debt in a private placement. In October 2000, the Company completed an exchange offer to convert this debt to publicly registered securities. Proceeds from the offering were used to repay outstanding short-term debt, thereby extending the maturity of the Company's debt obligations.

In April 2001, the Company filed a registration statement with the Securities and Exchange Commission allowing it to periodically sell up to $350 million in debt securities, common and preferred stock, warrants, and stock purchase contracts and units. Combined with the $2.65 billion in previously registered but unsold securities, the total shelf registration increased to $3 billion.

Total debt was $10.0 billion at April 1, 2001 compared to $9.9 billion at December 31, 2000. Total debt, as a percentage of total capital, was 48.4 percent at April 1, 2001 and 47.9 percent at December 31, 2000.

Lines of credit with certain commercial banks exist primarily as standby facilities to support the issuance of commercial paper by the Company. The lines of credit were $2.4 billion and $3.0 billion at April 1, 2001 and December 31, 2000, respectively. At April 1, 2001 there were borrowings outstanding of $600 million under these lines of credit compared with no borrowings outstanding at December 31, 2000.

Credit ratings for the Company were established by Standard and Poor's at A-3 for short-term borrowing and BBB- for senior debt and Fitch's at F3 for short-term borrowing and BBB- for senior debt. On March 4, 2001, Moody's changed their credit rating for the Company from P-2 to P-3 for short-term borrowing and from Baa2 to Baa3 for senior debt.

The Company has two classes of common stock--Class A and Class B. The Company plans to eliminate its dual class capital structure and reclassify its Class A and Class B common stock into a single new class of common stock. The Company also plans to effect a 20-for-1 reverse-forward stock split that will result in holders of fewer than 20 shares of common stock being cashed out of their holdings. The Company believes that this action will reduce expenses for stockholder record keeping and mailings.

The proposed elimination of the dual class capital structure and the reverse-forward stock split have been approved by the Board of Directors and a majority vote of the outstanding Class A and Class B shares, with each class voting separately, at the Company's 2001 annual meeting. The Company expects to complete these actions in May 2001.

On April 25, 2001, the Company announced that it plans a public offering of $650 million of equity units and 11 million shares of Class B common stock. The net proceeds of the offering will be used to reduce debt and for general corporate purposes. Each equity unit will initially consist of $50 in principal amount of a trust preferred security and a purchase contract for Class B common stock. The price for the Class B common stock will be based upon the average trading price of the stock at the time the contract is exercised.

The Company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. The Company believes that its financial position will be sufficient to maintain access to the capital markets to support current operations.

Quantitative and Qualitative Disclosures About Financial Market Risks
---------------------------------------------------------------------

The following discussion covers quantitative and qualitative disclosures about the Company's market risk. The Company's primary market exposures are to interest rates and foreign exchange rates.

The Company meets its working capital requirements with a combination of variable and fixed rate short and long-term financing. The Company enters into interest rate swap agreements or treasury rate locks with commercial and investment banks primarily to reduce the impact of changes in interest rates on financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks to minimize fluctuations in the value of payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. The Company also sells receivables through various special purpose entities and retains a partial interest that may include servicing rights, interest-only strips, and subordinated certificates.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, commercial paper, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at April 1, 2001 and April 2, 2000, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $4 million and $2 million, respectively, after tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at April 1, 2001 and April 2, 2000, which is subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

Accounting Standards
--------------------

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125 (SFAS No. 140). This accounting standard, which carries over most of the provisions of FASB Statement No. 125, outlines the accounting requirements for transfers and servicing of financial assets, among other guidance, and is effective for transfers and servicing of financial assets occurring after March 31, 2001. The standard contains specific guidelines to distinguish transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

Forward-Looking Statements
--------------------------

Certain statements made in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "anticipate," "estimate," "intend," or "plan" are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide-range of risks, and actual results may differ materially. Important factors that could cause actual results to differ include, but are not limited to: differences in anticipated and actual program results; risks inherent with large long-term fixed price contracts, particularly the ability to contain cost growth; the ultimate resolution of contingencies and legal matters; the ability to realize anticipated cost efficiencies; timely development and certification of new aircraft; the effect of market conditions, particularly in relation to the general aviation and commuter aircraft markets; the impact of recourse obligations of Raytheon Aircraft due to changes in the collateral values of financed aircraft, particularly commuter aircraft; the ability to finance ongoing operations at attractive rates; government customers' budgetary constraints; government import and export policies; termination of government contracts; financial and governmental risks related to international transactions; delays and uncertainties regarding the timing of the award of international programs; the integration of acquisitions; the impact of competitive products and pricing; and risks associated with the continuing project obligations and retained assets and liabilities of Raytheon Engineers & Constructors, including the final determination by the Company of the required expenditures to complete the two Massachusetts construction projects, the confirmation of the actual physical progress completed at the time of WGI's abandonment of those projects, the impacts associated with the re-mobilization of the projects and WGI's compliance with its contractual obligations and cooperation with Duke/Fluor Daniel, the contractor hired by Raytheon to complete the two projects, in Duke/Fluor Daniel's assumption of the construction activities, among other things. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in the Company's reports filed with the Securities and Exchange Commission, including "Item 1-Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to or has property subject to litigation and other proceedings, including matters arising under provisions relating to the protection of the environment, as specifically described below, in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated below, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company's financial position or results of operations.

The Company is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company's operations are being conducted in accordance with these requirements. Agencies which oversee contract performace include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice, and Congressional Committees. U.S. Government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. The Department of Justice from time to time has convened grand juries to investigate possible irregularities by the Company in government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Company.

The following describes new matters or developments of previously reported matters that have occurred since filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. See the "Legal Proceedings" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a description of previously reported matters.

New Matters
-----------

In March 2001, Washington Group International commenced legal action against Raytheon and certain of it affiliates in the Idaho state court, in a matter captioned Washington Group International, Inc. V. Raytheon Company, et. al. The complaint alleged fraud and other claims in connection with the sale of Raytheon Engineers & Constructors to Washington Group International and sought to rescind the sale and obtain specific performance regarding the delivery of financial statements by Raytheon to Washington Group International relating to a claim for a purchase price adjustment under the sale agreement or, alternatively, monetary damages. Raytheon made a demand for arbitration under the sale agreement, seeking a determination that the claims be referred to arbitration. In April 2001, the court granted Raytheon's motion to stay the proceedings pending arbitration pursuant to the terms of the sale agreement, and retained jurisdiction to review the delivery of the financial information described above. Raytheon believes that the claims of Washington Group International are without merit and is defending itself against them vigorously.

Previously Reported Matters
---------------------------

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

The Complaints principally alleged that the defendants violated federal securities laws by purportedly making misleading statements and by failing to disclose material information concerning the Company's financial performance. The Complaints have been consolidated in the United States District Court for the District of Massachusetts (the "Court"). The Court appointed a lead plaintiff and, on June 12, 2000, a Consolidated and Amended Class Action Complaint (the "Consolidated Complaint") with the caption In Re Raytheon
                                                          --------------
Securities Litigation (Civil Action No. 12142-PBS), was filed, naming four
---------------------
additional former or present officers as defendants and alleging a purported class period of October 7, 1998 through October 12, 1999. The Consolidated Complaint also named the company's auditors as defendants. On September 8, 2000, the Company and the individual defendants filed a motion to dismiss the Consolidated Complaint, as did the Company's auditors. The plaintiffs opposed both motions. The Court heard arguments on both motions to dismiss on February 9, 2001 and has taken the motions under advisement.

The Company also was named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits filed on October 25, 1999 in the Court of Chancery of the State of Delaware in and for New Castle County by Ralph Mirarchi and others (No. 17495- NC), and on November 24, 1999 in Middlesex County, Massachusetts, Superior Court by John Chevedden (No. 99-5782). On February 28, 2000, Mr. Chevedden filed another derivative action in the Delaware Chancery Court entitled John Chevedden v.
                                                          -----------------
Daniel P. Burnham, et al (No. 17838- NC) and on March 22, 2000, Mr. Chevedden's
------------------------
Massachusetts derivative action was dismissed. The Company anticipates that the two Delaware actions (collectively, the "Derivative Complaints") will be consolidated in the future. The Derivative Complaints contain allegations similar to those included in the Complaints and further allege that the defendants purportedly breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company.

Although the Company believes that it and the individual defendants have meritorious defenses to the claims made in both the Consolidated Complaint and the Derivative Complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse effect on the Company's financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able reasonably to estimate potential losses, if any, related to the lawsuits.

The U.S. Customs Service has concluded its investigation of the contemplated sale by Raytheon Canada Ltd., a subsidiary of the Company, of troposcatter radio equipment to a customer in Pakistan. The Company has produced documents in response to grand jury subpoenas and grand jury appearances have taken place. The Company has cooperated fully with the investigation. The Government has not reached a final decision with respect to this matter. An adverse decision relating to this matter ultimately could have a material adverse effect on the Company's financial position or results of operations.

In November 1999, the Company filed a complaint against Towers, Perrin, Forster & Crosby (TPF&C) in the U.S. District Court for the District of Massachusetts. The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by (i) false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes

Plans and (ii) errors made by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial. This matter has been transferred to the U.S. District Court for the Central District of California.

See "Management's Discussion and Analysis of Financial Condition and Results of Oerations - Financial Condition and Liquidity" and "Note 8 - Commitments and Contingencies" of the Notes to Financial Statements (Unaudited) included in this Form 10-Q for description of the Company's disputes with Hughes Electronics regarding (i) the determination of the final purchase price for Hughes Defense and (ii) a claim by the Company against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics prior to the merger of Raytheon Company and HE Holdings, Inc.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

10.1 Third Amended and Restated Purchase and Sale Agreement dated as of March 9, 2001 among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein.*

10.2 Amendment and Reaffirmation of Amended and Restated Guarantee dated as of March 9, 2001 among Raytheon Company and the Purchasers named therein.*

10.3 Reaffirmation of Amended and Restated Repurchase Agreement dated as of March 9, 2001 among Raytheon Aircraft Company and the Purchasers named therein.*

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

      (b)  Reports on Form 8-K

      On April 11, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

      On April 20, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RAYTHEON COMPANY (Registrant)



                               By: /s/ Edward S. Pliner
                                   --------------------------
                                   Edward S. Pliner
                                   Vice President and
                                   Corporate Controller
                                   (Chief Accounting Officer)

April 26, 2001

                                 Exhibit List


Exhibit No.         Description
-----------         -----------
   10.1             Third Amended and Restate Purchase and Sale Agreement dated as of March 9, 2001 among Raytheon Aircraft Credit
                    Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein.

   10.2 Amendment and Reaffirmation of Amended and Restated Guarantee dated as of March 9, 2001 among Raytheon Company and the Purchasers named therein.

   10.3 Reaffirmation of Amended and Restated Repurchase Agreement dated as of March 9, 2001 among Raytheon Aircraft Company and the Purchasers named therein.