Form 10-K/A
period 2000-12-31
RAYTHEON CO/
filed 2001-06-29
CIK 1047122

1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A No. 1

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

Common Stock, $.01 par value                 New York Stock Exchange
Series A Junior Participating Preferred      Chicago Stock Exchange
Stock purchase rights                        Pacific Exchange

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

Documents incorporated by reference and made a part of this Form 10-K/A:

Portions of Raytheon's Annual Report to         Part I, Part II, Part IV
Stockholders for the fiscal year ended
December 31, 2000

Portions of the Proxy Statement for Raytheon's       Part III
2000 Annual Meeting which will be filed with the Commission within 120 days after the close of Raytheon's fiscal year

      The sole purpose of this Form 10-K/A is to file an Annual Report for the Registrant's various savings and investment plans.

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

                                  RAYTHEON COMPANY (REGISTRANT)

                                  By: /s/ Thomas D. Hyde
                                          Thomas D. Hyde
                                        Senior Vice President and
                                           General Counsel


June 28, 2001

                                 Exhibit Index


Exhibit No.                 Description of Documents

99.1                Annual Report for the Raytheon Savings and Investment Plan.
99.1a               Consent of Independent Accountants
99.1b               Raytheon Savings and Investment Plan, heretofore filed as an exhibit to the Company's Form 10-K on March 22, 2000, is hereby incorporated by reference.