Form 10-Q
period 2001-07-01
RAYTHEON CO/
filed 2001-08-15
CIK 1047122

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 1, 2001
[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ......... to ..........


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


Number of shares of common stock outstanding as of July 1, 2001: 359,377,000

RAYTHEON COMPANY

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RAYTHEON COMPANY
----------------

BALANCE SHEETS (Unaudited)

                                                                      July 1, 2001         Dec. 31, 2000
                                                                   -------------------  -------------------
                                                                                (In millions)
ASSETS
Current assets
 Cash and cash equivalents                                              $   529              $   871
 Accounts receivable, less allowance for
   doubtful accounts                                                        555                  505
 Contracts in process                                                     3,981                4,061
 Inventories                                                              2,274                1,908
 Deferred federal and foreign income taxes                                  620                  476
 Prepaid expenses and other current assets                                  155                  178
 Net assets from discontinued operations                                      -                   14
                                                                        -------              -------
   Total current assets                                                   8,114                8,013
Property, plant, and equipment, net                                       2,514                2,491
Goodwill, net                                                            13,029               13,281
Other assets, net                                                         3,103                2,992
                                                                        -------              -------
      Total assets                                                      $26,760              $26,777
                                                                        =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Notes payable and current portion
   of long-term debt                                                    $   255              $   877
 Advance payments, less contracts in
   process                                                                1,042                1,135
 Accounts payable                                                         1,060                1,099
 Accrued salaries and wages                                                 520                  549
 Other accrued expenses                                                   1,063                1,205
 Net liabilities from discontinued operations                               612                    -
                                                                        -------              -------
   Total current liabilities                                              4,552                4,865
Accrued retiree benefits and other
 long-term liabilities                                                    1,182                1,262
Deferred federal and foreign income taxes                                   770                  773
Long-term debt                                                            8,565                9,054
Mandatorily redeemable equity securities                                    856                    -
Stockholders' equity                                                     10,835               10,823
                                                                        -------              -------
      Total liabilities and stockholders' equity                        $26,760              $26,777
                                                                        =======              =======

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
-----------------
STATEMENTS OF INCOME (Unaudited)

                                                                     Three Months Ended             Six Months Ended
                                                               July 1, 2001    July 2, 2000    July 1, 2001   July 2, 2000
                                                               -------------  ---------------  -------------  -------------
                                                                         (In millions, except per share amounts)
Net sales                                                            $4,307           $4,124         $8,275         $8,355
                                                                     ------           ------         ------         ------

Cost of sales                                                         3,499            3,289          6,731          6,770
Administrative and selling expenses                                     323              317            617            628
Research and development expenses                                       128              150            254            273
                                                                     ------           ------         ------         ------

Total operating expenses                                              3,950            3,756          7,602          7,671
                                                                     ------           ------         ------         ------

Operating income                                                        357              368            673            684
                                                                     ------           ------         ------         ------

Interest expense, net                                                   171              185            351            365
Other (income) expense, net                                             (24)              14            (54)             9
                                                                     ------           ------         ------         ------

Non-operating expense, net                                              147              199            297            374
                                                                     ------           ------         ------         ------

Income from continuing operations before taxes                          210              169            376            310
Federal and foreign income taxes                                         93               74            162            135
                                                                     ------           ------         ------         ------

Income from continuing operations                                       117               95            214            175
                                                                     ------           ------         ------         ------

Discontinued operations
 Loss from discontinued operations, net of tax                            -                -              -            (70)
 Loss on disposal of discontinued operations, net of tax               (305)             (46)          (526)          (237)
                                                                     ------           ------         ------         ------
                                                                       (305)             (46)          (526)          (307)
                                                                     ------           ------         ------         ------

Net income (loss)                                                    $ (188)          $   49         $ (312)        $ (132)
                                                                     ======           ======         ======         ======

Earnings per share from continuing operations
 Basic                                                               $ 0.33           $ 0.28         $ 0.62         $ 0.52
 Diluted                                                             $ 0.33           $ 0.28         $ 0.61         $ 0.52

Loss per share from discontinued operations
 Basic                                                               $(0.87)          $(0.14)        $(1.52)        $(0.91)
 Diluted                                                             $(0.86)          $(0.14)        $(1.50)        $(0.90)

Earnings (loss) per share
 Basic                                                               $(0.54)          $ 0.14         $(0.90)        $(0.39)
 Diluted                                                             $(0.53)          $ 0.14         $(0.89)        $(0.39)

Dividends declared per share                                         $ 0.20           $ 0.20         $ 0.40         $ 0.40

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
-----------------
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                     Six Months Ended
                                                                           July 1, 2001             July 2, 2000
                                                                        ------------------       ------------------
                                                                                      (In millions)
Cash flows from operating activities
 Income from continuing operations                                                  $ 214                  $   175
 Adjustments to reconcile income from continuing operations
   to net cash used in operating activities,
   net of the effect of divestitures
    Depreciation and amortization                                                     368                      341
    Net gain on sale of operating units                                               (74)                      (5)
    (Increase) decrease in accounts receivable                                        (88)                      30
    Decrease (increase) in contracts in process                                        79                      (96)
    Increase in inventories                                                          (448)                     (66)
    (Increase) decrease in current deferred federal and foreign
      income taxes                                                                    (77)                      48
    Decrease (increase) in prepaid expenses and other current assets                   22                      (51)
    Decrease in advance payments                                                      (93)                    (215)
    Decrease in accounts payable                                                      (12)                    (283)
    (Decrease) increase in accrued salaries and wages                                 (19)                      54
    Decrease in other accrued expenses                                               (165)                     (94)
    Other adjustments, net                                                            168                     (147)
                                                                                    -----                  -------
 Net cash used in operating activities from continuing operations                    (125)                    (309)
 Net cash used in operating activities from discontinued operations                  (180)                     (19)
                                                                                    -----                  -------
Net cash used in operating activities                                                (305)                    (328)
                                                                                    -----                  -------
Cash flows from investing activities
    Sale of financing receivables                                                     334                      462
    Origination of financing receivables                                             (394)                    (551)
    Collection of financing receivables not sold                                       55                       54
    Expenditures for property, plant, and equipment                                  (197)                    (191)
    Proceeds from sales of property, plant, and equipment                               7                       24
    Expenditures for internal use software                                            (81)                     (47)
    Increase in other assets                                                           (5)                      (7)
    Proceeds from sales of operating units and investments                            266                      175
                                                                                    -----                  -------
 Net cash used in investing activities from continuing operations                     (15)                     (81)
 Net cash used in investing activities from discontinued operations                     -                       (3)
                                                                                    -----                  -------
Net cash used in investing activities                                                 (15)                     (84)
                                                                                    -----                  -------
Cash flows from financing activities
    Dividends                                                                        (136)                    (136)
    Decrease in short-term debt                                                      (822)                  (1,540)
    (Decrease) increase in long-term debt                                            (289)                   2,246
    Issuance of equity security units                                                 837                        -
    Issuance of common stock                                                          376                        -
    Proceeds under common stock plans                                                  12                        1
                                                                                    -----                  -------
Net cash (used in) provided by financing activities                                   (22)                     571
                                                                                    -----                  -------
Net (decrease) increase in cash and cash equivalents                                 (342)                     159
Cash and cash equivalents at beginning of year                                        871                      230
                                                                                    -----                  -------
Cash and cash equivalents at end of period                                          $ 529                  $   389
                                                                                    =====                  =======

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
-----------------

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.   Basis of Presentation
     ---------------------

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

2.  Restructuring
    -------------

During the first six months of 2001, the Company's activity related to prior year restructuring initiatives were as follows:

                                                                              Exit Costs        Restructuring
                                                                         ---------------------  -------------
                                                                          (In millions except employee data)

Accrued liability at December 31, 2000                                           $ 47                    $31
                                                                                 ----                    ---

Costs incurred
   Severance and other employee related costs                                      (2)                    (7)
   Facility closure and related costs                                             (22)                    (2)
                                                                                 ----                    ---
                                                                                  (24)                    (9)
                                                                                 ----                    ---
Change in estimate
   Severance and other employee related costs                                       -                     (4)
   Facility closure and related costs                                               -                     (4)
                                                                                 ----                    ---
                                                                                    -                     (8)
                                                                                 ----                    ---

Accrued liability at July 1, 2001                                                $ 23                    $14
                                                                                 ====                    ===

Cash expenditures                                                                $ 13                    $ 8

Number of employee terminations due to restructuring

   actions                                                                          -                      -

Number of square feet exited due to restructuring actions                           -                      -

The Company also incurred $7 million of capital expenditures and period expenses during the first six months of 2001 related to prior year restructuring initiatives.

During the second quarter of 2001, the Company determined that restructuring initiatives would be lower than originally planned and recorded an $8 million favorable adjustment to cost of sales. The restructuring actions are essentially complete except for ongoing idle facility costs.

The cumulative number of employee terminations due to restructuring actions for exit costs and restructuring was 7,800 and 4,700, respectively. The cumulative number of square feet exited due to restructuring actions for exit costs and restructuring was 8.6 million and 3.7 million, respectively.

Also during the second quarter of 2001, Raytheon Aircraft recorded a charge of $4 million to sever 400 employees within various administrative, managerial, and production positions. The Company essentially completed these actions during the second quarter of 2001 and spent $2 million. The remaining costs are expected to be incurred by the end of 2001.

In addition, during the second quarter of 2001, Commercial Electronics recorded a charge of $2 million to sever 100 employees primarily within various administrative and engineering positions at its RF Components and ELCAN units. The Company expects to complete these actions by the end of 2001.

3.   Business Segment Reporting
     --------------------------

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

     . Commercial Electronics includes ELCAN Optical Technologies; RF Components; Raytheon Commercial Infrared; Raytheon Marine Company High Seas; Raytheon Technologies, Inc.; and Raytheon Microelectronics Espana.

     . Aircraft includes Business Jets and Turboprops; Regional Airliners; Piston-Powered Aircraft; Special Mission Aircraft; Fractional Aircraft Ownership; Service and Support; and Aircraft Charter and Management.

Segment financial results were as follows:

                                                             Sales                          Operating Income
                                                       Three Months Ended                  Three Months Ended
                                                 July 1, 2001      July 2, 2000      July 1, 2001      July 2, 2000
                                               ----------------  ----------------  ----------------  ----------------
                                                                           (In millions)
Electronic Systems                                      $2,023            $1,781              $264              $209
Command, Control, Communication and
    Information Systems                                    931               846                95                93
Technical Services                                         498               466                42                38
Aircraft Integration Systems                               251               303               (35)               31
Commercial Electronics                                     117               155               (15)               (9)
Aircraft                                                   768               810                27                35
Corporate and Eliminations                                (281)             (237)              (21)              (29)
                                                        ------            ------              ----              ----
Total                                                   $4,307            $4,124              $357              $368
                                                        ======            ======              ====              ====

                                                             Sales                          Operating Income
                                                        Six Months Ended                    Six Months Ended
                                                 July 1, 2001      July 2, 2000      July 1, 2001      July 2, 2000
                                               ----------------  ----------------  ----------------  ----------------
                                                                           (In millions)
Electronic Systems                                      $3,887            $3,659              $498              $392
Command, Control, Communication and
    Information Systems                                  1,786             1,692               179               162
Technical Services                                         977               887                79                65
Aircraft Integration Systems                               515               601               (22)               46
Commercial Electronics                                     238               329               (21)               11
Aircraft                                                 1,405             1,625                23                65
Corporate and Eliminations                                (533)             (438)              (63)              (57)
                                                        ------            ------              ----              ----
Total                                                   $8,275            $8,355              $673              $684
                                                        ======            ======              ====              ====


                                                                      Identifiable Assets
                                                             July 1, 2001            Dec. 31, 2000
                                                           -----------------       -----------------
                                                                         (In millions)
Electronic Systems                                                   $10,939                 $11,356
Command, Control, Communication and
    Information Systems                                                5,188                   5,117
Technical Services                                                     1,569                   1,611
Aircraft Integration Systems                                           1,658                   1,712
Commercial Electronics                                                   708                     780
Aircraft                                                               3,404                   3,297
Corporate                                                              3,294                   2,890
                                                                     -------                 -------
Total                                                                $26,760                 $26,763
                                                                     =======                 =======

Net sales includes intersegment sales during the three months ended July 1, 2001 and July 2, 2000, respectively, of $59 million and $30 million for Electronic Systems, $28 million and $28 million for Command, Control, Communication and Information Systems, $1 million and

$4 million for Aircraft Integration Systems, $164 million and $130 million for Technical Services, $28 million and $17 million for Commercial Electronics, and $1 million and $28 million for Aircraft.

Net sales includes intersegment sales during the six months ended July 1, 2001 and July 2, 2000, respectively, of $122 million and $75 million for Electronic Systems, $56 million and $55 million for Command, Control, Communication and Information Systems, $19 million and $8 million for Aircraft Integration Systems, $281 million and $241 million for Technical Services, $53 million and $29 million for Commercial Electronics, and $2 million and $30 million for Aircraft.

4.   Inventories
     -----------

Inventories consisted of the following at:

                                                              July 1, 2001            Dec. 31, 2000
                                                           ------------------       ------------------
                                                                          (In millions)
Finished goods                                                        $  617                   $  327
Work in process                                                        1,334                    1,187
Materials and purchased parts                                            464                      529
Excess of current cost over LIFO values                                 (141)                    (135)
                                                                      ------                   ------
Total                                                                 $2,274                   $1,908
                                                                      ======                   ======

5.   Special Purpose Entities
     ------------------------

In connection with the sales of receivables, Raytheon Aircraft Receivables Corporation, a special purpose entity, continued in existence at July 1, 2001. The balance of receivables sold to banks or financial institutions outstanding at July 1, 2001 was $1,704 million versus $1,780 million at December 31, 2000. No material gain or loss resulted from the sales of receivables.

6.   Debt
     ----

The Company has bank agreement covenants. The most restrictive covenant requires that earnings before interest, taxes, depreciation, and amortization (EBITDA) be at least 2.5 times net interest expense for the trailing four quarters. In July 2001, the covenant was amended to exclude certain charges resulting from discontinued operations. The Company was in compliance with this covenant, as amended, during the first six months of 2001.

During the second quarter of 2001, the Company repurchased debt with a par value of $633 million and recorded a gain on debt repayments of $6 million pretax which is included in other income.

During the second quarter of 2001, the Company entered into various interest rate swaps that correspond to a portion of the Company's fixed rate debt. The total notional value of the interest rate swaps, which expire on various dates between July 2005 and August 2007, is $800 million. Under the interest rate swaps, the Company pays a variable rate of interest based on 3-month LIBOR and receives fixed rates of interest ranging from 5.54% to 5.80%. Variable interest rates are reset quarterly and the net interest amounts are paid semi-annually.

7.   Equity Security Units
     ---------------------

On May 9, 2001, the Company issued 17,250,000 equity security units for $50 per unit totaling $837 million, net of offering costs of $26 million of which $20 million was allocated to equity and $6 million was allocated to the mandatorily redeemable equity securities. The net proceeds of the offering were used to reduce debt and for general corporate purposes. Each equity security unit consists of a contract to purchase shares of the Company's common stock on May 15, 2004, and a mandatorily redeemable equity security, with a stated liquidation amount of $50 due on May 15, 2006. The contract obligates the holder to purchase, for $50, shares of common stock equal to the settlement rate. The settlement rate is equal to $50 divided by the average market value of the Company's common stock at that time, however, the settlement rate cannot be greater than 1.8182 or less than 1.4903 shares of common stock per purchase contract. Using the treasury stock method, there is no effect on the computation of shares for diluted earnings per share if the average market value of the Company's common stock is between $27.50 and $33.55 per share. The mandatorily redeemable equity security represents an undivided interest in the assets of RC Trust I, a Delaware business trust formed for the purpose of issuing these securities, whose assets consist solely of subordinated notes issued by the Company. The contract requires a quarterly distribution, which is recorded as a reduction in additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. The mandatorily redeemable equity security pays a quarterly distribution, which is included in interest expense, of 7% per year of the stated liquidation amount of $50 per mandatorily redeemable equity security until May 15, 2004. On May 15, 2004, following a remarketing of the mandatorily redeemable equity securities, the distribution rate will be reset at a rate equal to or greater than 7%.

8.   Stockholders' Equity
     --------------------

Stockholders' equity consisted of the following at:

                                                          July 1, 2001       Dec. 31, 2000
                                                       ------------------  ------------------
                                                                   (In millions)
Preferred stock                                                $    --                  $    --
Common stock                                                         4                        3
Additional paid-in capital                                       6,749                    6,477
Accumulated other comprehensive income                            (127)                    (106)
Treasury stock                                                    (169)                    (382)
Retained earnings                                                4,378                    4,831
                                                               -------                  -------
Total                                                          $10,835                  $10,823
                                                               =======                  =======

Common stock outstanding                                         359.4                    340.6

Share information used to calculate earnings per share (EPS) is as follows:

                                                       Three Months Ended                 Six Months Ended
                                                 July 1, 2001     July 2, 2000     July 1, 2001     July 2, 2000
                                                ---------------  ---------------  ---------------  ---------------
                                                                          (In thousands)
Average common shares outstanding for
 basic EPS                                              349,872          338,214          344,961          338,193
Dilutive effect of stock plans                            4,433            1,803            4,749            1,076
                                                        -------          -------          -------          -------
Average common shares outstanding for
 diluted EPS                                            354,305          340,017          349,710          339,269
                                                        =======          =======          =======          =======

Options to purchase 21.8 million and 23.7 million shares of common stock for the three months ended July 1, 2001 and July 2, 2000, respectively, and options to purchase 21.8 million and 23.8 million shares of common stock for the six months ended July 1, 2001 and July 2, 2000, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company's common stock during the respective periods.

On May 9, 2001, the Company issued 14,375,000 shares of common stock for $27.50 per share. The proceeds of the offering were $376 million, net of $19 million of offering costs, and were used to reduce debt and for general corporate purposes.

During the first half of 2001, the Company issued 4.4 million shares of common stock primarily to fund the Company's contributions to its savings and investment plans.

During the second quarter of 2001, the Company eliminated its dual class capital structure and reclassified its Class A and Class B common stock into a single new class of common stock. The Company also effected a 20-for-1 reverse-forward stock split that resulted in holders of fewer than 20 shares of common stock being cashed out of their holdings. All shares that were cashed out were aggregated and sold and as a result there was no change in outstanding shares.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective hedges. The computation of comprehensive income is as follows:

                                                       Three Months Ended                   Six Months Ended
                                                 July 1, 2001      July 2, 2000      July 1, 2001      July 2, 2000
                                               ----------------  ----------------  ----------------  ----------------
                                                                           (In millions)
Net income (loss)                                        $(188)             $ 49             $(312)            $(132)
Other comprehensive loss                                   (13)              (25)              (21)              (11)
                                                         -----              ----             -----             -----
Total comprehensive income (loss)                        $(201)             $ 24             $(333)            $(143)
                                                         =====              ====             =====             =====

9.   Discontinued Operations
     -----------------------

In 2000, the Company sold its Raytheon Engineers & Constructors (RE&C) business to Washington Group International, Inc. (WGI), who filed for bankruptcy in the second quarter of 2001. The sale of RE&C is subject to a purchase price adjustment which is currently in dispute. The Company does not believe a material purchase price adjustment will be required. The Company retained significant assets and liabilities including certain letters of credit, performance bonds, and parent guarantees outstanding at the time of sale (the "Support Agreements"). There were 50 contracts sold to WGI with Support Agreements, of which 33 were operations and maintenance contracts under which the Company believes its exposure is not material. Of the remaining 17, two are discussed below and the remaining 15 are of various sizes and are at various stages of completion. Ten of the 15 are substantially complete. Therefore, the only remaining obligation is warranty coverage. Based primarily on information provided by WGI, the Company estimates that the remaining five projects are, on average, approximately 75 percent complete.

After closing the second quarter of 2001, the Company completed its assessment of the costs to complete two Massachusetts construction projects abandoned by WGI in March of this year, triggering the Company's performance guarantees. When the Company announced its results for the second quarter, the estimated cost to complete (ETC) for these two projects was in the range of $450 to $700 million. At the time, the Company recorded a charge of $125 million pretax, consistent with the low end of the range. The Company had previously recorded a charge of $325 million pretax in the first quarter of 2001. The Company subsequently finalized its ETC for the two projects at $633 million, net of cash receipts, and therefore increased the charge related to the two projects in the second quarter to $308 million pretax. The Company expects its operating cash flow to be negatively affected by the full amount of the charges during 2001 and 2002.

The development of the ETC for the Massachusetts projects involved an integrated program management team, staffed by the Company, Duke/Fluor Daniel (DFD), and WGI. The ETC includes input from a number of advisors, including DFD, WGI, and Ernst & Young.

The Company believes that, relative to the original schedule for the two projects, the construction schedule deteriorated by approximately six months due to WGI's abandonment. The abandonment resulted in the release of vendors and subcontractors, the demobilization of the job sites, and temporary reductions in labor productivity when work was restarted. The Company has staffed and scheduled the two projects to recover several months of the schedule slippage and has factored this into the ETC.

Engineering for both facilities is being provided by WGI's Princeton, N.J.-based engineering organization, and is virtually complete. At this point, the portion of the ETC related to materials is essentially fixed, since the majority of the required materials have already been sourced and priced. Substantially all major subcontracts have been committed. Craft staffing levels, consistent with the construction schedule, have already been achieved. Functional and performance testing procedures have been optimized in cooperation with Sithe Energies. Therefore, risks or exposures in the ETC are largely related to craft labor productivity, and the potential impact of further construction delays on schedule damages that are provided for in the contracts with Sithe Energies. Relative to job site performance in the second quarter, construction productivity increased substantially in July.

In the second quarter of 2001, the Company also recorded a charge of $49 million to reflect the Company's estimate of the potential range of exposure of $49 to $125 million over several years related to the remaining projects with Support Agreements. The Company has recorded the low end of the range of exposure as no amount in the range is more likely than any other.

Under the sale agreement, WGI is required to indemnify the Company for all amounts expended by the Company to complete the projects described above, and the Company is entitled to full cash reimbursement for these amounts and full recoupment or set-off against any WGI claims against the Company. Due to the bankruptcy filing by WGI, the Company has not recognized the value of this claim against WGI, however, it intends to pursue all avenues to maximize its recovery.

As a result of WGI filing for bankruptcy protection, the Company wrote down the carrying value of certain retained assets and liabilities and recorded a net charge of $71 million pretax in the second quarter of 2001. The Company intends to pursue all avenues to maximize recovery of the retained assets.

In addition, the Company retained the responsibility for performance of four large, fixed price international turnkey projects that are close to completion and partially indemnified WGI on the completion of one other existing project. The Company will continue to monitor the cost estimates for these five projects as well as the other retained liabilities on a quarterly basis. In the first and second quarters of 2001, the Company recorded an additional loss on disposal of discontinued operations of $14 million pretax and $40 million pretax, respectively, related to cost growth on the retained projects. The second quarter 2001 charge primarily related to the repayment of a loan on one project, a portion of which the Company had guaranteed.

The total loss from discontinued operations in the first six months of 2001 was $526 million after-tax, or $1.50 per diluted share versus a loss of $307 million after-tax, or $0.90 per diluted share in the first six months of 2000.

The summary of operating results from discontinued operations was as follows:

                                                  Three Months Ended                     Six Months Ended
                                            July 1, 2001     July 2, 2000      July 1, 2001         July 2, 2000
                                           ---------------  ---------------  -----------------  ---------------------
                                                                         (In millions)
Net sales                                      $  -              $ 753              $  -                $1,426
Operating expenses                                -                747                 -                 1,515
                                               ----               ----              ----                ------
Operating income (loss)                           -                  6                 -                   (89)
Other expense, net                                -                  6                 -                     9
                                               ----               ----              ----                ------
Loss before taxes                                 -                  -                 -                   (98)
Federal and foreign income taxes                  -                  -                 -                   (28)
                                               ----               ----              ----                ------
Loss from discontinued operations              $  -              $   -              $  -                $  (70)
                                               ====              =====              ====                ======

The components of net assets from discontinued operations consisted of the following at:

                                                              July 1, 2001           Dec. 31, 2000
                                                         ----------------------  ----------------------
                                                                         (In millions)
Current assets                                                    $  -                    $ 164
Current liabilities                                                (612)                   (150)
                                                                  -----                   -----
Net (liabilities) assets from discontinued operations             $(612)                  $  14
                                                                  =====                   =====

10.  Commitments and Contingencies
     -----------------------------

Defense contractors are subject to many levels of audit and investigation. Among agencies that oversee contract performance are the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company in government contracting. Such investigations, except as noted in the following paragraph, individually and in the aggregate, are not expected to have a material adverse effect on the Company's financial position or results of operations.

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

The Company has guaranteed the borrowings of several affiliated entities. The amount of borrowings outstanding at July 1, 2001 and December 31, 2000, for which the Company was guarantor, was approximately $214 million and $251 million, respectively.

In March 2001, WGI filed actions against the Company in connection with the sale of RE&C alleging breach of contract and fraud, and seeking rescission of the Stock Purchase Agreement by and between the Company and WGI dated April 14, 2000 or, in the alternative, seeking specific performance of the agreement's purchase price adjustment provisions or damages. WGI also moved for a preliminary injunction to compel the Company to deliver to WGI an Audited April Balance Sheet and a Cut-Off Date Balance Sheet, which are the triggering documents for the purchase price adjustment provisions of the agreement. The Company moved to dismiss or stay the action on grounds that all disputes between the parties are subject to arbitration as provided in the agreement, and initiated arbitration proceedings in accordance with the agreement. Following an early April hearing in the WGI Actions, the court ordered that the fraud, breach of contract, and rescission claims relating to the sale of RE&C to WGI are not for the court to decide and must be submitted to arbitration as the Company had requested. The court retained jurisdiction over that portion of the dispute dealing with provisional or equitable remedies, ruling that WGI could proceed with its preliminary injunction motion on the production of the Audited April Balance Sheet and Cut-Off Date Balance Sheet. Following hearings in May 2001, the court issued orders requiring delivery of financial information and appointing an accountant to resolve the purchase price adjustment dispute. The purchase price adjustment is proceeding before the court-appointed accountant.

In May 2001, WGI filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In June 2001, the U.S. bankruptcy judge appointed an independent examiner to investigate the circumstances that led WGI to file for Chapter 11 protection. On August 3, 2001, the Company filed its proof of claim as an unsecured creditor in the bankruptcy action. On that same day, WGI filed a complaint for avoidance of certain transfers of property and obligations of the debtors and for recovery of the debtors' property or the value thereof. The complaint seeks to avoid certain obligations that WGI owes to the Company under the sale agreement and requests monetary damages. The Company intends to respond to the complaint and believes that it will successfully resist this action. However, if the action were to be successful, the Company believes that it would be able to reduce any liability from that action by the amount of money that the Company has paid to WGI or paid in connection with the guaranteed projects described in Note 9 - Discontinued Operations. An estimation hearing is scheduled for August 28, 2001, to determine the Company's voting rights with respect to WGI's plan of reorganization under Chapter 11. Plan confirmation hearings are scheduled to begin on September 6, 2001. No timetable for resolving the Company's proof of claim or the complaint filed by WGI against the Company in the bankruptcy proceeding has been established.

In January 2001, the Company was named as a defendant in litigation brought by L-3 Communications (L-3) arising from the 1999 sale of the Company's simulator training devices and services businesses to L-3. The complaint seeks rescission in whole or part of the Purchase and Sale Agreement based on the Company's alleged fraud and misrepresentation of relevant facts regarding the Aviation Combined Arms Tactical Trainer-Aviation Reconfigurable Manned Module (AVCATT) contract, which L-3 assumed under the Agreement. The Company has filed an answer denying liability and has asserted counterclaims for breach of contract, specific performance, set-off, conversion, indemnity, declaratory relief, and estoppel.

In June 2001, a purported class action lawsuit was filed in federal court allegedly on behalf of all purchasers of common stock or senior notes of WGI during the period April 17, 2000 through March 1, 2001 (the class period). The putative plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by purportedly misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price.

The Company has been named as a nominal defendant and all of its directors have been named as defendants in two identical purported derivative lawsuits. These derivative complaints contain allegations similar to those included in the class action complaint described above and further allege that the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary to prudent management and control of the Company's operations. In addition, the Company and members of its Board of Directors and several current and former officers have been named as defendants in another purported shareholder derivative action filed in July 2001. This derivative complaint also contains allegations similar to those included in the class action complaint described above, and further alleges that the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary to prudent management and control of the Company's operations.

During October, November, and December 1999, the Company and two of its officers were named as defendants in class action lawsuits. In June 2000, four additional former or present officers were named as defendants. The complaints principally allege that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance, thereby causing the value of the Company's stock to be artificially inflated. In September 2000, the Company and the individual defendants filed a motion to dismiss, which the plaintiffs opposed. The court heard arguments on the motion to dismiss in February 2001, and has taken the motion under advisement. The Company was also named as a nominal defendant and all of its directors at the time (except one) were named as defendants in derivative lawsuits. The complaints that were filed in these derivative lawsuits contain allegations similar to those included in the above complaints and further allege that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company.

Although the Company believes that it and the individual defendants have meritorious defenses to the claims made in each and all of the aforementioned complaints and intends to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company's financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits.

The Company merged with the defense business of Hughes Electronics Corporation (Hughes Defense) in December 1997. Pursuant to the terms of the Master Separation Agreement (the "Separation Agreement"), which requires an adjustment based on net assets, the final purchase price for Hughes Defense has not been determined. Based on the terms and conditions of the Separation Agreement, the Company believes that it is entitled to a reduction in the purchase price, a position that Hughes Electronics disputes. Although the Company and Hughes Electronics have engaged in discussions in an attempt to resolve this dispute, it appears as though a negotiated settlement is not likely in the foreseeable future based on the current position of the parties. The parties will proceed to arbitration as provided in the Separation Agreement, and have selected a neutral arbitrator. While the Company expects a reduction in purchase price from the original terms of the Separation Agreement, the amount, timing, and effect on the Company's financial position are uncertain. As a result of this uncertainty, no amounts have been recorded in the financial statements related to this expected reduction in purchase price. Any payment received from Hughes Electronics as a result of a reduction in purchase price will result in a corresponding reduction in goodwill and not be reflected in the income statement.

In March 2000, the Company and Hughes Electronics participated unsuccessfully in a voluntary mediation pursuant to the alternative dispute resolution process set forth in the Separation Agreement in connection with a separate claim against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics to the Company prior to the merger. The parties conducted a three week arbitration of this claim before a three member panel in May 2001. Post-hearing briefs have been filed. The arbitration panel has requested oral arguments in September 2001.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations - Second Quarter 2001 Compared
----------------------------------------------------------------------------
with Second Quarter 2000
--------------------------

Net sales in the second quarter of 2001 were $4.3 billion versus $4.1 billion for the same period in 2000. Sales in the second quarter of 2000 included $69 million related to businesses that have since been sold. The increase in sales was primarily due to higher volume across all business units within Electronic Systems. Sales to the U.S. Department of Defense were 60 percent of sales in the second quarter of 2001 versus 54 percent of sales in the second quarter of 2000. Total sales to the U.S. government, including foreign military sales, were 69 percent of sales in the second quarter of 2001 versus 67 percent of sales in the second quarter of 2000. Total international sales, including foreign military sales, were 21 percent of sales in the second quarter of 2001 versus 19 percent of sales in the second quarter of 2000.

Gross margin in the second quarter of 2001 was $808 million or 18.8 percent of sales versus $835 million or 20.2 percent of sales in the second quarter of 2000. The decrease in margin as a percent of sales was primarily due to lower margin at Aircraft Integration Systems as a result of contract adjustments recorded in the second quarter of 2001, described below.

Administrative and selling expenses were $323 million or 7.5 percent of sales in the second quarter of 2001 versus $317 million or 7.7 percent of sales in the second quarter of 2000.

Research and development expenses decreased to $128 million or 3.0 percent of sales in the second quarter of 2001 from $150 million or 3.6 percent of sales in the second quarter of 2000. The decrease was due primarily to the timing of program investments made during 2000.

Operating income was $357 million or 8.3 percent of sales in the second quarter of 2001 versus $368 million or 8.9 percent of sales in the second quarter of 2000. The changes in operating income by segment are discussed below.

Interest expense, net in the second quarter of 2001 was $171 million versus $185 million in the second quarter of 2000. The decrease was due to lower average debt and higher average cash equivalent balances during the quarter.

Other income, net in the second quarter of 2001 was $24 million versus other expense, net of $14 million in the second quarter of 2000. Included in the second quarter of 2001 was a gain of $35 million pretax, $12 million after-tax, recorded in connection with the divestiture of Raytheon Aerospace and a gain of $6 million pretax, $4 million after-tax, recorded in connection with early debt repayments.

The effective tax rate was 44.3 percent in the second quarter of 2001 versus
43.8 percent in the second quarter of 2000. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill. The higher effective tax rate in the second quarter of 2001 results from the write-off of non-deductible goodwill related to the divestiture of Raytheon Aerospace.

Income from continuing operations was $117 million in the second quarter of 2001, or $0.33 per diluted share on 354.3 million average shares outstanding versus $95 million in the second quarter of 2000, or $0.28 per diluted share on
340.0 million average shares outstanding. The increase in average shares outstanding was due primarily to the issuance of common stock in May 2001.

The loss from discontinued operations in the second quarter of 2001 was $305 million after-tax, or $0.86 per diluted share versus a loss of $46 million after-tax, or $0.14 per diluted share in the second quarter of 2000.

The Company's net loss in the second quarter of 2001 was $188 million, or $0.53 per diluted share versus net income of $49 million in the second quarter of 2000, or $0.14 per diluted share.

Electronic Systems had sales of $2.0 billion in the second quarter of 2001 versus $1.8 billion in the second quarter of 2000. Included in the second quarter of 2000 were sales of $29 million related to the optical systems business, which was sold in December 2000. The increase in sales was primarily due to higher volume across all business units within Electronic Systems. Operating income was $264 million in the second quarter of 2001 versus $209 million a year ago. The increase is primarily due to higher volume and the continued margin improvement that began in the second half of 2000.

Command, Control, Communication and Information Systems had sales of $931 million in the second quarter of 2001 compared with $846 million in the second quarter of 2000. The increase in sales was primarily due to increased volume in classified programs. Operating income was $95 million in the second quarter of 2001 compared with $93 million in the second quarter of 2000. Through C3I, the Company has formed an equally-owned transatlantic joint venture with Thales that has two major operating subsidiaries, one of which the Company is consolidating. The joint venture encompasses air defense/command and control centers and ground-based air surveillance and weapons-locating radars.

Technical Services had second quarter 2001 sales of $498 million versus $466 million in the second quarter of 2000. The increase in sales was due primarily to higher volume from new programs. Operating income was $42 million in the second quarter of 2001 compared with $38 million in the second quarter of 2000.

Aircraft Integration Systems had sales of $251 million in the second quarter of 2001 compared with sales of $303 million in the second quarter of 2000. The decrease in sales was due primarily to several Navy, Air Force, and commercial programs nearing completion, partially offset by increased volume on the Airborne Standoff Radar (ASTOR) program. The second quarter 2001 operating loss of $35 million compared with operating income of $31 million in the second quarter of 2000. Included in the second quarter of 2001 was a contract write-down of $35 million on the Boeing Business Jet (BBJ) programs due to additional delays in the delivery schedule as well as other contract adjustments of $20 million. The Company will continue to monitor the cost estimates for the BBJ programs through completion, which is expected by the end of 2001. Any further delays in the revised delivery schedule will have an impact on the financial performance of the BBJ programs.

Commercial Electronics had sales of $117 million in the second quarter of 2001 compared with second quarter 2000 sales of $155 million. Sales in the second quarter of 2000 included $39 million from the recreational marine business which was sold in January 2001. There was an operating loss of $15 million in the second quarter of 2001 compared with an operating loss of $9 million for the same period last year. The operating loss in the second quarter of 2000 included $5 million of income from the recreational marine business.

Raytheon Aircraft (RAC) had second quarter 2001 sales of $768 million compared with $810 million in the second quarter of 2000. The decrease was due to lower aircraft deliveries in the second quarter of 2001. Operating income was $27 million in the second quarter of 2001 compared with $35 million in the second quarter of 2000. Operating income was down primarily due to the lower sales volume and margin pressure on T-6A, Beechjet, and used aircraft due to the current market environment. During 2001, RAC experienced softness in orders for new and used commercial aircraft. The Company remains concerned about the market outlook at RAC. During the second quarter of 2001, RAC responded to a softening market by announcing workforce reductions and adjustments in production rates. In April, the unit began layoffs in its Kansas-based administrative staff. In June, RAC announced it would reduce production rates on Beechjet and King Air aircraft and begin layoffs in its production workforce. The aging on RAC's commuter customer financing receivables has deteriorated over the past year. Non-performance on these loans and leases, in the aggregate, could have a material adverse effect on the Company's liquidity. The Company continues to monitor the status of its three new development programs at RAC - the production schedule for the Premier I aircraft, the development schedule for the Horizon aircraft, and cost management issues and customer volumes related to T-6A.

In 2000, the Company sold its Raytheon Engineers & Constructors (RE&C) business to Washington Group International, Inc. (WGI), who filed for bankruptcy in the second quarter of 2001. The sale of RE&C is subject to a purchase price adjustment which is currently in dispute. The Company does not believe a material purchase price adjustment will be required. The Company retained significant assets and liabilities including certain letters of credit, performance bonds, and parent guarantees outstanding at the time of sale (the "Support Agreements"). There were 50 contracts sold to WGI with Support Agreements, of which 33 were operations and maintenance contracts under which the Company believes its exposure is not material. Of the remaining 17, two are discussed below and the remaining 15 are of various sizes and are at various stages of completion. Ten of the 15 are substantially complete. Therefore, the only remaining obligation is warranty coverage. Based primarily on information provided by WGI, the Company estimates that the remaining five projects are, on average, more than 75 percent complete.

After closing the second quarter of 2001, the Company completed its assessment of the costs to complete two Massachusetts construction projects abandoned by WGI in March of this year, triggering the Company's performance guarantees. When the Company announced its results for the second quarter, the estimated cost to complete (ETC) for these two projects was in the range of $450 to $700 million. At the time, the Company recorded a charge of $125 million pretax, consistent with the low end of the range. The Company had previously recorded a charge of $325 million pretax in the first quarter of 2001. The Company subsequently finalized its ETC for the two projects at $633 million, net of cash receipts, and therefore increased the charge related to the two projects in the second quarter to $308 million pretax. The Company expects its operating cash flow to be negatively affected by the full amount of the charges during 2001 and 2002.

The development of the ETC for the Massachusetts projects involved an integrated program management team, staffed by the Company, Duke/Fluor Daniel (DFD), and WGI. The ETC includes input from a number of advisors, including DFD, WGI, and Ernst & Young.

The Company believes that, relative to the original schedule for the two projects, the construction schedule deteriorated by approximately six months due to WGI's abandonment. The abandonment resulted in the release of vendors and subcontractors, the demobilization of the job sites, and temporary reductions in labor productivity when work was restarted. The Company has staffed and scheduled the two projects to recover several months of the schedule slippage and has factored this into the ETC.

Engineering for both facilities is being provided by WGI's Princeton, N.J.-based engineering organization, and is virtually complete. At this point, the portion of the ETC related to materials is essentially fixed, since the majority of the required materials have already been sourced and priced. Substantially all major subcontracts have been committed. Craft staffing levels, consistent with the construction schedule, have already been achieved. Functional and performance testing procedures have been optimized in cooperation with Sithe Energies. Therefore, risks or exposures in the ETC are largely related to craft labor productivity, and the potential impact of further construction delays on schedule damages that are provided for in the contracts with Sithe Energies. Relative to job site performance in the second quarter, construction productivity increased substantially in July.

In the second quarter of 2001, the Company also recorded a charge of $49 million to reflect the Company's estimate of the potential range of exposure of $49 to $125 million over several years related to the remaining projects with Support Agreements. The Company has recorded the low end of the range of exposure as no amount in the range is more likely than any other.

Under the sale agreement, WGI is required to indemnify the Company for all amounts expended by the Company to complete the projects described above, and the Company is entitled to full cash reimbursement for these amounts and full recoupment or set-off against any WGI claims against the Company. Due to the bankruptcy filing by WGI, the Company has not recognized the value of this claim against WGI, however, it intends to pursue all avenues to maximize its recovery.

As a result of WGI filing for bankruptcy protection, the Company wrote down the carrying value of certain retained assets and liabilities and recorded a net charge of $71 million pretax in the second quarter of 2001. The Company intends to pursue all avenues to maximize recovery of the retained assets.

In addition, the Company retained the responsibility for performance of four large, fixed price international turnkey projects that are close to completion and partially indemnified WGI on the completion of one other existing project. The Company will continue to monitor the cost estimates for these five projects as well as the other retained liabilities on a quarterly basis. In the first and second quarters of 2001, the Company recorded an additional loss on disposal of discontinued operations of $14 million pretax and $40 million pretax, respectively, related to cost growth on the retained projects. The second quarter 2001 charge primarily related to the repayment of a loan on one project, a portion of which the Company had guaranteed.

Six Months 2001 Compared With Six Months 2000
---------------------------------------------

Net sales in the first six months of 2001 were $8.3 billion versus $8.4 billion for the same period in 2000. Sales in the first six months of 2000 included $178 million related to businesses that have since been sold. Sales to the U.S. Department of Defense were 58 percent of sales in the first six months of 2001 versus 52 percent of sales in the first six months of 2000. Total sales to the U.S. government in the first six months of 2001 and 2000, including foreign military sales, were 69 percent and 66 percent of sales, respectively. Total international sales, including foreign military sales, were 21 percent of sales in the first six months of 2001 and 2000.

Gross margin in the first six months of 2001 was $1,544 million or 18.7 percent of sales versus $1,585 million or 19.0 percent of sales in the first six months of 2000. The decrease in margin as a percent of sales was primarily due to lower margin at Aircraft Integrations Systems as a result of contract adjustments recorded in the first six months of 2001, described below.

Administrative and selling expenses were $617 million or 7.5 percent of sales in the first six months of 2001 versus $628 million or 7.5 percent of sales in the first six months of 2000.

Research and development expenses decreased to $254 million or 3.1 percent of sales in the first six months of 2001 from $273 million or 3.3 percent of sales in the first six months of 2000.

Operating income was $673 million or 8.1 percent of sales in the first six months of 2001 versus $684 million or 8.2 percent of sales in the first six months of 2000. The changes in operating income by segment are discussed below.

Interest expense, net in the first six months of 2001 was $351 million compared to $365 million in the first six months of 2000. The decrease was due to lower average debt and higher average cash equivalent balances during the year to date period.

Other income, net in the first six months of 2001 was $54 million versus other expense, net of $9 million in the first six months of 2000. Included in the first six months of 2001 were pretax gains of $38 million related to the divestiture of the Company's recreational marine business, $35 million related to the divestiture of Raytheon Aerospace, and $6 million related to early debt repayments.

The effective tax rate was 43.1 percent in the first six months of 2001 versus
43.5 percent in the first six months of 2000. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill.

Income from continuing operations was $214 million in the first six months of 2001, or $0.61 per diluted share on 349.7 million average shares outstanding versus $175 million in the first six months of 2000, or $0.52 per diluted share on 339.3 million average shares outstanding. The increase in average shares outstanding was due primarily to the issuance of common stock in May 2001.

The loss from discontinued operations in the first six months of 2001 was $526 million after-tax, or $1.50 per diluted share versus a loss of $307 million after-tax, or $0.90 per diluted share in the first six months of 2000.

The Company's net loss in the first six months of 2001 was $312 million, or $0.89 per diluted share versus net loss of $132 million in the first six months of 2000, or $0.39 per diluted share.

Total employment related to continuing operations was approximately 87,500 at July 1, 2001 and approximately 93,700 at December 31, 2000. The decrease was due primarily to the divestiture of Raytheon Aerospace.

Electronic Systems had sales of $3.9 billion in the first six months of 2001 compared with $3.7 billion in the first six months of 2000. Included in the first six months of 2000 were sales of $56 million related to the optical systems business, which was sold in December 2000. The increase in sales was primarily due to higher volume across all business units within Electronic Systems. Operating income was $498 million or 12.8 percent of sales in the first six months of 2001 versus $392 million or 10.7 percent of sales a year ago. The increase is primarily due to higher volume, the continued margin improvement that began in the second half of 2000 and negative contract adjustments recorded in the first six months of 2000.

Command, Control, Communication and Information Systems had sales of $1.8 billion in the first six months of 2001 compared with $1.7 billion in the first six months of 2000. The increase was primarily due to higher volume in classified programs. Operating income was $179 million or 10.0 percent of sales in the first six months of 2001 compared with $162 million or 9.6 percent of sales in the first six months of 2000.

Technical Services had sales of $977 million in the first six months of 2001 versus $887 million in the first six months of 2000. Operating income was $79 million or 8.1 percent of sales in the first six months of 2001 compared with $65 million or 7.3 percent of sales in the first six months of 2000. The increase in sales and operating income was due primarily to higher volume from new programs.

Aircraft Integration Systems had sales of $515 million in the first six months of 2001 compared with sales of $601 million in the first six months of 2000.
The decrease in sales was due primarily to several Navy, Air Force, and commercial programs nearing completion, partially offset by increased volume on the Airborne Standoff Radar (ASTOR) program. The operating loss of $22 million in the first six months of 2001 compares to operating income of $46 million or
7.7 percent of sales in the first six months of 2000. Included in the first six months of 2001 was a contract write-down of $35 million on the Boeing Business Jet programs and other contract adjustments of $20 million.

Commercial Electronics had sales of $238 million in the first six months of 2001 compared with $329 million in the first six months of 2000. The decrease in sales was due to the divestiture of the recreational marine business in January 2001 and a favorable contract settlement in the first six months of 2000. The operating loss of $21 million in the first six months of 2001 compares to operating income of $11 million or 3.3 percent of sales in the first six months of 2000. Operating income was down primarily due to the divestiture of the recreational marine business, lower volume at RF Components due to reduced industry-wide demand for cellular handset components, and the favorable contract settlement in 2000. The Company remains concerned about the market outlook for Commercial Electronics.

Raytheon Aircraft had sales of $1.4 billion in the first six months of 2001 compared with $1.6 billion in the first six months of 2000. The decrease was due to lower aircraft deliveries in the first six months of 2001. Operating income was $23 million or 1.6 percent of sales in the first six months of 2001 compared with $65 million or 4.0 percent of sales in the first six months of 2000. Operating income was down due to the lower sales volume and margin pressure on T-6A, Beechjet, and used aircraft due to the current market environment. Additionally, the Company recorded a contract cost adjustment on a fixed price T-6A military trainer option (Lot 8), the last outstanding fixed price purchase option.

Backlog consisted of the following at:

                                             July 1, 2001             Dec. 31, 2000
                                           -----------------        -----------------
                                                         (In millions)

Electronic Systems                                   $11,775                  $11,968
Command, Control, Communication
  and Information Systems                              5,767                    5,396
Technical Services                                     1,854                    2,135
Aircraft Integration Systems                           1,937                    2,120
Commercial Electronics                                   515                      513
Aircraft                                               4,010                    4,398
                                                     -------                  -------
Total                                                $25,858                  $26,530
                                                     =======                  =======

U.S. government backlog
   included above                                    $17,229                  $17,374
                                                     =======                  =======

Approximately $275 million of backlog was reclassified from Electronic Systems to Command, Control, Communication and Information Systems in connection with the formation of a joint venture with Thales, described above. In addition, in connection with the divestiture of Raytheon Aerospace in the second quarter of 2001, Aircraft backlog was reduced by $228 million.

Financial Condition and Liquidity
---------------------------------

Net cash used in operating activities in the first six months of 2001 was $305 million versus $328 million in the first six months of 2000. Net cash used in operating activities from continuing operations was $125 million in the first six months of 2001 versus $309 million in the first six months of 2000. The improvement was due to better working capital management and lower restructuring spending at the Company's defense electronics businesses, partially offset by an increase in inventory at Raytheon Aircraft primarily due to softening market conditions. In addition, in 2001, the Company is funding its contributions to its savings and investment plans with shares of common stock. Net cash used in operating activities from discontinued operations was $180 million in the first six months of 2001 versus $19 million in the first six months of 2000. The increase is primarily due to payments made in the first six months of 2001 in connection with two Massachusetts construction projects as previously discussed.

Net cash used in investing activities was $15 million in the first six months of 2001 versus $84 million in the first six months of 2000. Capital expenditures were $197 million in the first six months of 2001 versus $191 million in the first six months of 2000. Capital expenditures related to continuing operations for the full year 2001 are expected to be approximately $500 million. Proceeds from the sale of operating units and investments were $266 million and $175 million in the first six months of 2001 and 2000, respectively. In June 2001, the Company sold a majority interest in its aviation support business, Raytheon Aerospace Company. The Company received $154 million in cash, net, retained $47 million in short-term trade receivables, and $66 million in preferred and common equity in the business. In January 2001, the Company sold its recreational marine business for $100 million, net.

The Company is involved in various claims and legal proceedings which may have an adverse resolution that could have a material adverse effect on the Company's financial position and liquidity. See "Note 10 - Commitments and Contingencies" of the Notes to Financial Statements (Unaudited) included in this Form 10-Q and
Part II, Item 1, "Legal Proceedings" to this Form 10-Q for a description of the various claims and legal proceedings.

Net cash used in financing activities was $22 million in the first six months of 2001 versus net cash provided of $571 million in the first six months of 2000. Dividends paid to stockholders were $136 million in the first six months of 2001 and 2000. The quarterly dividend rate was $0.20 per share for the first two quarters of 2001 and 2000.

On May 9, 2001, the Company issued 17,250,000 equity security units for $50 per unit totaling $837 million, net of offering costs of $26 million of which $20 million was allocated to equity and $6 million was allocated to the mandatorily redeemable equity securities. The net proceeds of the offering were used to reduce debt and for general corporate purposes. Each equity security unit consists of a contract to purchase shares of the Company's common stock on May 15, 2004, and a mandatorily redeemable equity security, with a stated liquidation amount of $50 due on May 15, 2006. The contract obligates the holder to purchase, for $50, shares of common stock equal to the settlement rate. The settlement rate is equal to $50 divided by the average market value of the Company's common stock at that time, however, the settlement rate cannot be greater than 1.8182 or less than 1.4903 shares of common stock per purchase contract. Using the treasury stock method, there is no effect on the computation of shares for diluted earnings per share if the average market value of the Company's common stock is between $27.50 and $33.55 per share. The mandatorily redeemable equity security represents an undivided interest in the assets of RC Trust I, a Delaware business trust formed for the purpose of issuing these securities, whose assets consist solely of subordinated notes issued by the Company. The contract requires a quarterly distribution, which is recorded as a reduction in additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. The mandatorily redeemable equity security pays a quarterly distribution, which is included in interest expense, of 7% per year of the stated liquidation amount of $50 per mandatorily redeemable equity security until May 15, 2004. On May 15, 2004, following a remarketing of the mandatorily redeemable equity securities, the distribution rate will be reset at a rate equal to or greater than 7%.

On May 9, 2001, the Company issued 14,375,000 shares of common stock for $27.50 per share. The proceeds of the offering were $376 million, net of $19 million of offering costs, and were used to reduce debt and for general corporate purposes.

During the second quarter of 2001, the Company repurchased debt with a par value of $633 million and recorded a gain on debt repayments of $6 million pretax which is included in other income.

During the second quarter of 2001, the Company entered into various interest rate swaps that correspond to a portion of the Company's fixed rate debt. The total notional value of the interest rate swaps, which expire on various dates between July 2005 and August 2007, is $800 million. Under the interest rate swaps, the Company pays a variable rate of interest based on 3-month LIBOR and receives fixed rates of interest ranging from 5.54% to 5.80%. Variable interest rates are reset quarterly and the net interest amounts are paid semi-annually.

The Company has on file a registration statement with the Securities and Exchange Commission allowing it to periodically sell up to $1.7 billion in debt securities, common and preferred stock, warrants, and stock purchase contracts and units.

Total debt was $8.8 billion at July 1, 2001 compared to $9.9 billion at December 31, 2000. Total debt, as a percentage of total capital, was 42.7 percent at July 1, 2001 and 47.9 percent at December 31, 2000.

The Company has lines of credit with certain commercial banks. The lines of credit were $2.4 billion and $3.0 billion at July 1, 2001 and December 31, 2000, respectively. There were no borrowings outstanding under these lines of credit at July 1, 2001 or December 31, 2000.

The Company has bank agreement covenants. The most restrictive covenant requires that earnings before interest, taxes, depreciation, and amortization (EBITDA) be at least 2.5 times net interest expense for the trailing four quarters. In July 2001, the covenant was amended to exclude certain charges resulting from discontinued operations. The Company was in compliance with this covenant, as amended, during the first six months of 2001.

Credit ratings for the Company were established by Standard and Poor's at A-3 for short-term borrowing and BBB- for senior debt and Fitch's at F3 for short-term borrowing and BBB- for senior debt. On March 4, 2001, Moody's changed their credit rating for the Company from P-2 to P-3 for short-term borrowing and from Baa2 to Baa3 for senior debt.

During the second quarter of 2001, the Company eliminated its dual class capital structure and reclassified its Class A and Class B common stock into a single new class of common stock. The Company also effected a 20-for-1 reverse-forward stock split that resulted in holders of fewer than 20 shares of common stock being cashed out of their holdings.

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

The Company meets its working capital requirements with a combination of variable and fixed rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial and investment banks primarily to manage interest rates associated with the Company's financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks to minimize fluctuations in the value of payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. The Company also sells receivables through a special purpose entity and retains a partial interest that may include servicing rights, interest only strips, and subordinated certificates.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, commercial paper, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at July 1, 2001 and July 2, 2000, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $3 million and $4 million, respectively, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at July 1, 2001 and July 2, 2000, which is subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

Accounting Standards
--------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a change in accounting principle. Except for the fact that goodwill will no longer be amortized, the effect of adopting SFAS No. 142 on the Company's financial position and results of operations has not yet been determined. The Company recorded $183 million pretax, or approximately $169 million after-tax, and $365 million pretax, or approximately $337 million after-tax, of goodwill amortization in the first six months of 2001 and for the full year 2000, respectively.

Forward-Looking Statements
--------------------------

Certain statements made in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "estimate," "intend," or "plan" are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide-range of risks, and actual results may differ materially. Important factors that could cause actual results to differ include, but are not limited to: differences in anticipated and actual program results; risks inherent with large long-term fixed price contracts, particularly the ability to contain cost growth; the ultimate resolution of contingencies and legal matters; the ability to realize anticipated cost efficiencies; timely development and certification of new aircraft; the effect of market conditions, particularly in relation to the general aviation and commuter aircraft markets; the impact of recourse obligations of Raytheon Aircraft due to changes in the collateral values of financed aircraft, particularly commuter aircraft; the ability to finance ongoing operations at attractive rates; government customers' budgetary constraints; government import and export policies; termination of government contracts; financial and governmental risks related to international transactions; delays and uncertainties regarding the timing of the award of international programs; the integration of acquisitions; the impact of competitive products and pricing; and uncertainties related to the sale of the Company's former engineering and construction business to Washington Group International, Inc. (WGI), including uncertainties related to: certain assets and liabilities that the Company has retained as well as liabilities for ongoing projects on which the Company has guarantee or other support obligations; determination of the final purchase price for the engineering and construction business; the ultimate resolution of WGI's bankruptcy proceedings; and the resolution of a claim brought by WGI concerning the accuracy and completeness of disclosures made by the Company in connection with the sale of the Company's engineering and construction business, among other things. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in the Company's reports filed with the Securities and Exchange Commission, including "Item 1-Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

The Company is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company's operations are being conducted in accordance with these requirements. Agencies which oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice, and Congressional Committees. U.S. Government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. Government contracting. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company in government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Company.

The following describes new matters or developments of previously reported matters that have occurred since filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. See the "Legal Proceedings" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the "Previously Reported Matters" section below for a description of previously filed actions.

New Matters
-----------

On March 8, 2001, Washington Group International, Inc. (WGI) filed actions against the Company and Raytheon Engineers & Constructors International, Inc. in the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada (Case No. CV OC 0101422D), (the "WGI Actions") alleging breach of contract and fraud, and seeking rescission of the Stock Purchase Agreement by and between the Company and WGI dated April 14, 2000 or, in the alternative, seeking specific performance of the agreement's purchase price adjustment provisions or damages. WGI also moved for a preliminary injunction to compel the Company to deliver to WGI an Audited April Balance Sheet and a Cut-Off Date Balance Sheet, which are the triggering documents for the purchase price adjustment provisions of the agreement. The Company moved to dismiss or stay the action on grounds that all disputes between the parties are subject to arbitration as provided in the agreement, and initiated arbitration proceedings in accordance with the agreement. Following an early April hearing on the WGI Actions, the court ordered that the fraud, breach of contract, and rescission claims relating to the sale of the Company's engineering and construction business to WGI are not for the court to decide and must be submitted to arbitration as the Company had requested. The court retained jurisdiction over that portion of the dispute dealing with provisional or equitable remedies, ruling that WGI could proceed with its preliminary injunction motion on the production of the Audited April Balance Sheet and Cut-Off Date Balance Sheet. Following hearings in May 2001, the Idaho court issued orders requiring delivery of financial information and appointing an accountant to resolve the purchase price adjustment dispute. The purchase price adjustment is proceeding before the court-appointed accountant.

In May 2001, WGI filed for protection under Chapter 11 of the U.S. Bankruptcy Code in Reno, Nevada. In June 2001, the U.S. bankruptcy judge appointed an independent examiner to investigate the circumstances that led WGI to file for Chapter 11 protection. On August 3, 2001, the Company filed its proof of claim as an unsecured creditor in the bankruptcy action. On that same day, WGI filed a complaint for avoidance of certain transfers of property and obligations of the debtors and for recovery of the debtors' property or the value thereof. The complaint seeks to avoid certain obligations that the debtors owe to the Company under the sale agreement and requests money damages. The Company intends to respond to the complaint and believes that it will successfully resist this action. However, if the action were to be successful, the Company believes that it would be able to reduce any liability from that action by the amount of money that the Company has paid to WGI or paid in connection with the guaranteed projects described in "Note 9 - Discontinued Operations" of the Notes to Financial Statements (Unaudited). An estimation hearing is scheduled for August 28, 2001 in Reno, Nevada to determine the Company's voting rights with respect to the debtors' plan of reorganization under Chapter 11. Plan confirmation hearings are scheduled to begin in Reno, Nevada on September 6, 2001. No timetable for resolving the Company's proof of claim or the complaint filed by WGI against the Company in the bankruptcy proceeding has been established.

In January 2001, the Company and Raytheon Technical Services Company were named as defendants in litigation brought by L-3 Communications (L-3) in the Delaware Chancery Court entitled, L-3 Communications v. Raytheon Company, et. al., (Civil
                         -----------------------------------------------
Action No. 18578-NC) arising from the 1999 sale of the Company's simulator training devices and services businesses to L-3. The complaint seeks rescission in whole or part of the Purchase and Sale Agreement based on the Company's alleged fraud and misrepresentation of relevant facts regarding the Aviation Combined Arms Tactical Trainer-Aviation Reconfigurable Manned Module (AVCATT) contract, which L-3 assumed under the agreement. The Company has filed an answer denying liability and has asserted counterclaims for breach of contract, specific performance, set-off, conversion, indemnity, declaratory relief, and estoppel.

In June 2001, a purported class action lawsuit entitled, Muzinich & Co., Inc. et
                                                         -----------------------
al v. Raytheon Company, et. al., (Civil Action No. 01-0284-S-BLW) was filed in
-------------------------------
federal court in Boise, Idaho allegedly on behalf of all purchasers of common stock or senior notes of WGI during the period April 17, 2000 through March 1, 2001 (the class period). The putative plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by purportedly misrepresenting the true financial condition of Raytheon Engineers & Constructors (RE&C) in order to sell RE&C to WGI at an artificially inflated price.

The Company has been named as a nominal defendant and all of its directors have been named as defendants in two identical purported derivative lawsuits filed in Chancery Court in New Castle County, Delaware in July 2001, entitled Melvin
                                                                        ------
P. Harr v. Barbara M. Barrett, et. al., (Civil Action No. 19018) and Howard
--------------------------------------                               ------
Lasker v. Barbara M. Barrett, et. al., (Civil Action No. 19027).  The Harr
-------------------------------------                                 ----
and Lasker derivative complaints contain allegations similar to those included
    ------
in the Muzinich class action complaint and further allege that the individual
       --------
defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary to prudent management and control of the Company's operations. In addition, the Company and members of its Board of Directors and several current and former officers have been named as defendants in another purported shareholder derivative action entitled Richard J. Kager v.
                                                         --------------------
Daniel P. Burnham, et. al., (Civil Action No. 01-11180-JLT) filed in July 2001
--------------------------
in U. S. District Court in Massachusetts. The Kager derivative complaint
                                              -----
contains allegations similar to those included in the Muzinich and
                                                      --------
L-3 Communications complaints, and further alleges that the individual
------------------
defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary to prudent management and control of the Company's operations.

As previously disclosed, the Company has been cooperating with the staff of the Securities and Exchange Commission (SEC), which is conducting an investigation relating to the Company's former engineering and construction business and related accounting and other matters. The Company has been responding to subpoenas, providing documents and information to the SEC staff, and is continuing to cooperate with the SEC staff in its investigation. The Company is unable to predict the outcome of the inquiry or any action that the SEC might take.

Although the Company believes that it and the individual defendants have meritorious defenses to the claims made in each and all of the aforementioned complaints and intends to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company's financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits.

Previously Reported Matters
----------------------------

During October, November, and December 1999, the Company and two of its officers were named as defendants in fourteen (14) purported class action lawsuits. The complaints principally alleged that the defendants violated federal securities laws by purportedly making misleading statements and by failing to disclose material information concerning the Company's financial performance. On June 12, 2000, a Consolidated and Amended Class Action Complaint (the "Consolidated Complaint") with the caption, In Re Raytheon Securities Litigation (Civil Action
                              ------------------------------------
No. 12142-PBS), was filed in the U.S. District Court in Massachusetts, naming four additional former or present officers as defendants and alleging a purported class period of October 7, 1998 through October 12, 1999. On September 8, 2000, the Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. The plaintiffs opposed both motions. The court heard arguments on both motions to dismiss on February 9, 2001 and has taken the motions under advisement.

The Company also was named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits filed on October 25, 1999 in the Court of Chancery of the State of Delaware in and for New Castle County by Ralph Mirarchi and others (No. 17495- NC), and on November 24, 1999 in Middlesex County, Massachusetts, Superior Court by John Chevedden (No. 99-5782). On February 28, 2000, Mr. Chevedden filed another derivative action in the Delaware Chancery Court entitled, John Chevedden v.
                                                            -----------------
Daniel P. Burnham, et al., (No. 17838- NC) and on March 22, 2000, Mr.
-------------------------
Chevedden's Massachusetts derivative action was dismissed. The Mirachi and
                                                               -------
Chevedden derivative complaints contain allegations similar to those included
---------
in the Consolidated Complaint in In Re Raytheon Securities Litigation, and
                                 ------------------------------------
further allege that the defendants purportedly breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company.

Although the Company believes that it and the individual defendants have meritorious defenses to the claims made in each and all of the aforementioned complaints and intends to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company's financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits.

The U.S. Customs Service has concluded its investigation of the contemplated sale by Raytheon Canada Ltd., a subsidiary of the Company, of troposcatter radio equipment to a customer in Pakistan. The Company has produced documents in response to grand jury subpoenas and grand jury appearances have taken place. The Company has cooperated fully with the investigation. The Government has not reached a final decision with respect to this matter. An adverse decision relating to this matter ultimately could have a material adverse effect on the Company's financial position and results of operations.

In November 1999, the Company filed a complaint against Towers, Perrin, Forster & Crosby (TPF&C) in the U.S. District Court for the District of Massachusetts. The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with the defense business of Hughes Electronics Corporation (Hughes Defense). Specifically, the complaint alleges that the Company was damaged by (i) false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and (ii) errors made by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial. This matter has been transferred to the U.S. District Court for the Central District of California.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity" and "Note 10 - Commitments and Contingencies" of the Notes to Financial Statements (Unaudited) included in this Form 10-Q for description of the Company's disputes with Hughes Electronics regarding (i) the determination of the final purchase price for Hughes Defense and (ii) a claim by the Company against Hughes Electronics concerning the accuracy and completeness of disclosures made by Hughes Electronics prior to the merger of Raytheon Company and HE Holdings, Inc.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

At the annual meeting of stockholders held on April 25, 2001, the stockholders of the Company approved a reverse-forward stock split and reclassification of the Company's Class A and Class B common stock into a single new class of common stock. As a result of the reverse-forward stock split, stockholders that owned less than 20 shares of either Class A or Class B common stock received cash in exchange for those shares. Additionally, provisions in the Company's charter documents, Stock Option Plans, and Shareholder Rights Agreement were amended to reflect the Company's single new class of common stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the annual meeting of stockholders held on April 25, 2001, the stockholders of the Company took the following action:

1. The holders of Class A common stock and Class B common stock, voting together as a single class, elected the following five directors for terms of office expiring at the annual meeting of stockholders as noted below:

     Terms of office expiring at the annual meeting of stockholders in the year 2004

Name                                                 For             Withhold
--------------------------------                 -----------        ----------
  John M. Deutch                                 904,847,857        19,664,850
  Henrique De Campos Meirelles                   903,462,466        21,050,241
  Frederic M. Poses                              905,711,532        18,801,175
  Michael C. Ruettgers                           905,945,812        18,566,895
  William R. Spivey                              905,729,282        18,783,425

     The following directors continued in office after the meeting: Barbara M. Barrett, Daniel P. Burnham, John R. Galvin, Alfred M. Zeien, Ferdinand Colloredo-Mansfeld, Thomas E. Everhart, L. Dennis Kozlowski, and Warren B. Rudman.

2. The holders of Class A common stock and Class B common stock, voting as separate classes, approved a management proposal to amend the Company's Restated Certificate of Incorporation to effect a Reverse Stock Split followed by a Forward Stock Split of the Company's Class A and Class B common stock. The Class A vote was 58,081,712 for and 907,116 against, with 411,215 abstentions and 19,872,304 broker non-votes. The Class B vote was 130,968,331 for and 1,129,962 against, with 1,419,243 abstentions and 28,712,877 broker non-votes.

3. The holders of Class A common stock and Class B common stock, voting as separate classes, approved a management proposal to amend the Company's Restated Certificate of Incorporation to Reclassify the Company's two classes of stock into a single new class of common stock. The Class A vote was 58,130,607 for and 871,923 against, with 397,517 abstentions and 19,872,301 broker non-votes. The Class B vote was 130,752,835 for and 1,386,228 against, with 1,378,478 abstentions and 28,712,872 broker non-votes.

4. The holders of Class A common stock and Class B common stock, voting as separate classes, approved a management proposal to approve the 2001 Stock Plan. The Class A vote was 45,101,065 for and 13,739,376 against, with 559,597 abstentions. The Class B vote was 97,170,640 for and 34,623,628 against, with 1,723,265 abstentions.

5. The holders of Class A common stock and Class B common stock, voting as separate classes, rejected a stockholder proposal regarding Executive Compensation Review. The Class A vote was 3,342,401 for and 55,219,349 against, with 838,288 abstentions. The Class B vote was 9,654,375 for and 120,141,185 against, with 3,721,972 abstentions.

6. The holders of Class A common stock and Class B common stock voting as separate classes, rejected a stockholder proposal regarding Offsets. The Class A vote was 3,966,671 for and 53,954,724 against, with 1,478,650 abstentions. The Class B vote was 6,699,717 for and 116,422,152 against, with 10,395,659 abstentions.

7. The holders of Class A common stock and Class B common stock voting as separate classes rejected a stockholder proposal regarding Performance-based Stock Options. The Class A vote was 16,995,105 for and 39,918,480 against, with 2,486,455 abstentions. The Class B vote was 49,718,171 for and 80,875,560 against, with 2,923,801 abstentions.

8. The holders of Class A common stock and Class B common stock voting as separate classes approved a stockholder proposal regarding Annual Election of Directors. The Class A vote was 30,443,727 for and 28,107,734 against, with 848,574 abstentions. The Class B vote was 96,451,357 for and 34,936,166 against, with 2,130,006 abstentions.

9. The holders of Class A common stock and Class B common stock voting as separate classes approved a stockholder proposal regarding the Shareholder Rights Plan. The Class A vote was 30,405,650 for and 28,037,703 against, with 956,684 abstentions. The Class B vote was 95,237,351 for and 36,011,663 against, with 2,268,517 abstentions.

10. The holders of Class A common stock and Class B common stock voting as separate classes rejected a stockholder proposal to endorse the CERES Principles. The Class A vote was 2,941,808 for and 52,350,663 against, with 4,107,572 abstentions. The Class B vote was 12,160,690 for and 112,058,919 against, with 9,297,922 abstentions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

None

     (b)  Reports on Form 8-K

On April 11, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On April 20, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On April 27, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On May 3, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On May 7, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On May 10, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On May 15, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On May 16, 2001, the Company filed a Current Report on Form 8-K/A with the Securities and Exchange Commission.

On June 27, 2001, the Company filed a Current Report on Form 8-K/A with the Securities and Exchange Commission.

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



August 15, 2001