Form 10-Q
period 2001-09-30
RAYTHEON CO/
filed 2001-11-14
CIK 1047122

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D. C. 20549

                                   FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  for the transition period from ............ to ...............


                         COMMISSION FILE NUMBER 1-13699



                               RAYTHEON COMPANY
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)



                   DELAWARE                             95-1778500
       -------------------------------              -------------------
       (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)              Identification No.)


               141 SPRING STREET, LEXINGTON, MASSACHUSETTS  02421
              ----------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)


                                (781) 862-6600
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]       No [_]


Number of shares of common stock outstanding as of September 30, 2001:
361,921,000

RAYTHEON COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAYTHEON COMPANY
------------------

BALANCE SHEETS (Unaudited)

                                             Sept. 30, 2001        Dec. 31, 2000
                                             --------------        -------------
                                                        (In millions)
ASSETS
Current assets
  Cash and cash equivalents                      $   579              $   871
  Accounts receivable, less allowance for
    doubtful accounts                                515                  505
  Contracts in process                             3,919                4,061
  Inventories                                      2,347                1,908
  Deferred federal and foreign income taxes          699                  476
  Prepaid expenses and other current assets          798                  178
  Net assets from discontinued operations              -                   14
                                                 -------              -------
    Total current assets                           8,857                8,013
Property, plant, and equipment, net                2,279                2,491
Goodwill, net                                     12,385               13,281
Other assets, net                                  3,237                2,992
                                                 -------              -------
      Total assets                               $26,758              $26,777
                                                 =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable and current portion
    of long-term debt                            $ 1,723              $   877
  Advance payments, less contracts in
    process                                          887                1,135
  Accounts payable                                   903                1,099
  Accrued salaries and wages                         656                  549
  Other accrued expenses                           1,468                1,205
  Net liabilities from discontinued operations       386                    -
                                                 -------              -------
    Total current liabilities                      6,023                4,865
Accrued retiree benefits and other
 long-term liabilities                             1,082                1,262
Deferred federal and foreign income taxes            607                  773
Long-term debt                                     7,623                9,054
Mandatorily redeemable equity securities             856                    -
Stockholders' equity                              10,567               10,823
                                                 -------              -------
      Total liabilities and stockholders'
       equity                                    $26,758              $26,777
                                                 =======              =======

   The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
-----------------
STATEMENTS OF INCOME (Unaudited)

                                                                       Three Months Ended                Nine Months Ended
                                                               ---------------------------------  ------------------------------
                                                               Sept. 30, 2001     Oct. 1, 2000    Sept. 30, 2001   Oct. 1, 2000
                                                               ---------------  ----------------  ---------------  -------------
                                                                             (In millions, except per share amounts)
Net sales                                                           $3,961            $4,160          $12,236        $12,515
                                                                    ------            ------          -------        -------

Cost of sales                                                        3,883             3,317           10,614         10,087
Administrative and selling expenses                                    312               288              929            916
Research and development expenses                                      110               122              364            395
                                                                    ------            ------          -------        -------

Total operating expenses                                             4,305             3,727           11,907         11,398
                                                                    ------            ------          -------        -------

Operating income (loss)                                               (344)              433              329          1,117
                                                                    ------            ------          -------        -------

Interest expense, net                                                  165               193              516            558
Other expense (income), net                                             18                 4              (36)            13
                                                                    ------            ------          -------        -------

Non-operating expense, net                                             183               197              480            571
                                                                    ------            ------          -------        -------

Income (loss) from continuing operations before taxes                 (527)              236             (151)           546
Federal and foreign income taxes                                      (265)              103             (103)           238
                                                                    ------            ------          -------        -------

Income (loss) from continuing operations                              (262)              133              (48)           308
                                                                    ------            ------          -------        -------

Discontinued operations
 Loss from discontinued operations, net of tax                           -                 -                -            (70)
 Loss on disposal of discontinued operations, net of
   tax                                                                 (23)              (28)            (549)          (265)
                                                                    ------            ------          -------        -------
                                                                       (23)              (28)            (549)          (335)
                                                                    ------            ------          -------        -------

Net income (loss)                                                   $ (285)           $  105          $  (597)       $   (27)
                                                                    ======            ======          =======        =======

Earnings (loss) per share from continuing operations
 Basic                                                              $(0.73)           $ 0.39          $ (0.14)       $  0.91
 Diluted                                                            $(0.73)           $ 0.39          $ (0.14)       $  0.91

Loss per share from discontinued operations
 Basic                                                              $(0.06)           $(0.08)         $ (1.57)       $ (0.99)
 Diluted                                                            $(0.06)           $(0.08)         $ (1.57)       $ (0.99)

Earnings (loss) per share
 Basic                                                              $(0.79)           $ 0.31          $ (1.71)       $ (0.08)
 Diluted                                                            $(0.79)           $ 0.31          $ (1.71)       $ (0.08)

Dividends declared per share                                        $ 0.20            $ 0.20          $  0.60        $  0.60

   The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
-----------------
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                       Nine Months Ended
                                                            -------------------------------------
                                                            Sept. 30, 2001           Oct. 1, 2000
                                                            -------------------------------------
                                                                         (In millions)
Cash flows from operating activities
 Income (loss) from continuing operations                       $ (48)                 $   308
 Adjustments to reconcile income (loss) from continuing
  operations to net cash (used in) provided by operating
  activities, net of the effect of divestitures
    Depreciation and amortization                                 542                      524
    Net gain on sale of operating units                           (74)                      (5)
    (Increase) decrease in accounts receivable                    (52)                     128
    Decrease (increase) in contracts in process                   146                     (262)
    Increase in inventories                                      (527)                     (40)
    (Increase) decrease in current deferred federal
     and foreign income taxes                                    (224)                      19
    (Increase) decrease in prepaid expenses and
     other current assets                                          (6)                      41
    Decrease in advance payments                                 (247)                    (282)
    Decrease in accounts payable                                 (170)                    (281)
    Increase in accrued salaries and wages                        118                      156
    Increase (decrease) in other accrued expenses                 242                      (56)
    Other adjustments, net                                        210                     (140)
                                                                -----                  -------
 Net cash (used in) provided by operating activities
  from continuing operations                                      (90)                     110
 Net cash used in operating activities from
  discontinued operations                                        (434)                    (104)
                                                                -----                  -------
Net cash (used in) provided by operating activities              (524)                       6
                                                                -----                  -------
Cash flows from investing activities
    Sale of financing receivables                                 386                      666
    Origination of financing receivables                         (480)                    (784)
    Collection of financing receivables not sold                   78                       85
    Expenditures for property, plant, and equipment              (305)                    (287)
    Proceeds from sales of property, plant,
     and equipment                                                  9                       40
    Expenditures for internal use software                       (111)                     (73)
    Increase in other assets                                       (6)                      (7)
    Proceeds from sales of operating units and
     investments                                                  266                      176
                                                                -----                  -------
 Net cash used in investing activities from
  continuing operations                                          (163)                    (184)
 Net cash provided by investing activities from
  discontinued operations                                           -                       70
                                                                -----                  -------
Net cash used in investing activities                            (163)                    (114)
                                                                -----                  -------
Cash flows from financing activities
    Dividends                                                    (208)                    (204)
    Decrease in short-term debt                                  (354)                  (1,998)
    (Decrease) increase in long-term debt                        (274)                   2,250
    Issuance of equity security units                             837                        -
    Issuance of common stock                                      376                        -
    Proceeds under common stock plans                              18                        1
                                                                -----                  -------
Net cash provided by financing activities                         395                       49
                                                                -----                  -------
Net decrease in cash and cash equivalents                        (292)                     (59)
Cash and cash equivalents at beginning of year                    871                      230
                                                                -----                  -------
Cash and cash equivalents at end of period                      $ 579                  $   171
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

2.  Restructuring
-----------------

During the first nine months of 2001, the Company's activity related to prior year restructuring initiatives were as follows:

                                               Exit Costs          Restructuring
                                               ----------          -------------
                                              (In millions except employee data)
Accrued liability at December 31, 2000            $ 47                   $ 31
                                                  ----                   ----

Costs incurred
   Severance and other employee-related costs       (3)                    (8)
   Facility closure and related costs              (24)                    (7)
                                                  ----                   ----
                                                   (27)                   (15)
                                                  ----                   ----
Change in estimate
   Severance and other employee-related costs        -                     (4)
   Facility closure and related costs                -                     (4)
                                                  ----                   ----
                                                     -                     (8)
                                                  ----                   ----

Accrued liability at September 30, 2001           $ 20                   $  8
                                                  ====                   ====

Cash expenditures                                 $ 15                   $ 10

Number of employee terminations due to
 restructuring initiatives                           -                      -

Number of square feet exited due to
 restructuring initiatives                           -                      -

The Company also incurred $10 million of capital expenditures and period expenses during the first nine months of 2001 related to prior year restructuring initiatives.

During the second quarter of 2001, the Company determined that the cost of prior year restructuring initiatives would be lower than originally planned and recorded an $8 million favorable adjustment to cost of sales. The restructuring initiatives are essentially complete except for ongoing idle facility costs.

The cumulative number of employee terminations due to restructuring initiatives for exit costs and restructuring was 7,800 and 4,700, respectively. The cumulative number of square feet vacated due to restructuring initiatives for exit costs and restructuring was 8.6 million and 3.7 million, respectively.

During the second and third quarter of 2001, Raytheon Aircraft recorded a charge of $4 million and $5 million, respectively, to eliminate 500 positions across various administrative, managerial, and production functions. The Company expects to complete these actions during 2001. Raytheon Aircraft has spent $5 million with the remaining costs expected to be incurred by the end of 2001. Subsequent to the end of the third quarter, Raytheon Aircraft announced it was implementing further workforce reductions along with other cost cutting initiatives due to a slowing economy. For the entire year, Raytheon Aircraft expects to eliminate a total of approximately 1,700 positions.

During the second quarter of 2001, Commercial Electronics recorded a charge of $2 million to eliminate 100 positions primarily across various administrative and engineering functions at its RF Components and ELCAN units. These actions were completed in the third quarter of 2001.

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

Segment financial results were as follows:

                                                                   Net Sales                          Operating Income
                                                              Three Months Ended                    Three Months Ended
                                                      --------------------------------      --------------------------------
                                                      Sept. 30, 2001      Oct. 1, 2000      Sept. 30, 2001      Oct. 1, 2000
                                                      --------------      ------------      --------------      ------------
                                                                                  (In millions)
Electronic Systems                                       $ 1,985           $ 1,938               $ 281            $  296
Command, Control, Communication and
    Information Systems                                      945               843                  94                87
Technical Services                                           522               461                  38                36
Aircraft Integration Systems                                 259               277                  24                11
Commercial Electronics                                       101               156                 (22)              (15)
Aircraft                                                     449               749                (758)               40
Corporate and Eliminations                                  (300)             (264)                 (1)              (22)
                                                         -------           -------               -----            ------
Total                                                    $ 3,961           $ 4,160               $(344)           $  433
                                                         =======           =======               =====            ======
                                                                   Net Sales                          Operating Income
                                                               Nine Months Ended                     Nine Months Ended
                                                      --------------------------------      --------------------------------
                                                      Sept. 30, 2001      Oct. 1, 2000      Sept. 30, 2001      Oct. 1, 2000
                                                      --------------      ------------      --------------      ------------
                                                                                  (In millions)
Electronic Systems                                       $ 5,872           $ 5,597               $ 779            $  688
Command, Control, Communication and
    Information Systems                                    2,731             2,535                 273               249
Technical Services                                         1,499             1,348                 117               101
Aircraft Integration Systems                                 774               878                   2                57
Commercial Electronics                                       339               485                 (43)               (4)
Aircraft                                                   1,854             2,374                (735)              105
Corporate and Eliminations                                  (833)             (702)                (64)              (79)
                                                         -------           -------               -----            ------
Total                                                    $12,236           $12,515               $ 329            $1,117
                                                         =======           =======               =====            ======

                                                                       Identifiable Assets
                                                           -----------------------------------------
                                                            Sept. 30, 2001           Dec. 31, 2000
                                                           -----------------       -----------------
                                                                              (In millions)
Electronic Systems                                                   $10,846                 $11,356
Command, Control, Communication and
    Information Systems                                                5,182                   5,117
Technical Services                                                     1,555                   1,611
Aircraft Integration Systems                                           1,670                   1,712
Commercial Electronics                                                   687                     780
Aircraft                                                               3,180                   3,297
Corporate and other                                                    3,638                   2,890
                                                                     -------                 -------
Total                                                                $26,758                 $26,763
                                                                     =======                 =======

Net sales included intersegment sales during the three months ended
September 30, 2001 and October 1, 2000, respectively, of $87 million and
$53 million for Electronic Systems, $26 million and $33 million for Command, Control, Communication and Information Systems, $7 million and $16 million for Aircraft Integration Systems, $152 million and $121 million for Technical Services, $27 million and $27 million for Commercial Electronics, and $1 million and $14 million for Aircraft.

Net sales included intersegment sales during the nine months ended September 30, 2001 and October 1, 2000, respectively, of $209 million and $128 million for Electronic Systems, $82 million and $88 million for Command, Control, Communication and Information Systems, $26 million and $24 million for Aircraft Integration Systems, $433 million and $362 million for Technical Services,
$80 million and $56 million for Commercial Electronics, and $3 million and $44 million for Aircraft.

4.    Inventories
-----------------

Inventories consisted of the following at:

                                             Sept. 30, 2001       Dec. 31, 2000
                                             --------------       -------------
                                                        (In millions)

Finished goods                                   $  620               $  327
Work in process                                   1,419                1,187
Materials and purchased parts                       449                  529
Excess of current cost over LIFO values            (141)                (135)
                                                 ------               ------
Total                                            $2,347               $1,908
                                                 ======               ======

Included in inventories at September 30, 2001 and December 31, 2000 was
$340 million and $173 million, respectively of used aircraft.

5.    Special Purpose Entities
------------------------------

In connection with the sales of receivables, Raytheon Aircraft Receivables Corporation, a special purpose entity, continued in existence at September 30, 2001. The balance of receivables sold to banks or financial institutions outstanding at September 30, 2001 was $1,603 million versus $1,780 million at December 31, 2000. No material gain or loss resulted from the sales of receivables.

6.  Debt
--------

The Company has bank agreement covenants. The most restrictive covenant requires that earnings before interest, taxes, depreciation, and amortization (EBITDA) be at least 2.5 times net interest expense for the trailing four quarters. In July 2001, the covenant was amended to exclude certain charges resulting from discontinued operations. In October 2001, the covenant was further amended to exclude charges related to the Company's commuter and used general aviation aircraft. The Company was in compliance with this covenant, as amended, during the first nine months of 2001.

During the second quarter of 2001, the Company repurchased debt with a par value of $633 million and recorded an associated gain of $6 million pretax which is included in other income.

During 2001, the Company entered into various interest rate swaps that correspond to a portion of the Company's fixed rate debt. The total notional value of the interest rate swaps, which expire on various dates between July 2005 and August 2007, is $1.2 billion. Under the interest rate swaps, the Company pays a variable rate of interest based on 3-month LIBOR and receives fixed rates of interest ranging from 4.38% to 5.80%. Variable interest rates are reset quarterly and the net interest amounts are paid semi-annually.

7.  Equity Security Units
-------------------------

In May 2001, the Company issued 17,250,000 equity security units for $50 per unit totaling $837 million, net of offering costs of $26 million. Approximately $20 million of the offering costs were allocated to equity and $6 million were allocated to the mandatorily redeemable equity securities. The net proceeds of the offering were used to reduce debt and for general corporate purposes. Each equity security unit consists of a contract to purchase shares of the Company's common stock on May 15, 2004, and a mandatorily redeemable equity security, with a stated liquidation amount of $50 due on May 15, 2006. The contract obligates the holder to purchase, for $50, shares of common stock equal to the settlement rate. The settlement rate is equal to $50 divided by the average market value of the Company's common stock at that time. The settlement rate cannot be greater than 1.8182 or less than 1.4903 shares of common stock per purchase contract. Using the treasury stock method, there is no effect on the computation of shares for diluted earnings per share if the average market value of the Company's common stock is between $27.50 and $33.55 per share. The mandatorily redeemable equity security represents an undivided interest in the assets of RC Trust I, a Delaware business trust formed for the purpose of issuing these securities and whose assets consist solely of subordinated notes issued by the Company. The contract requires a quarterly distribution, which is recorded as a reduction in additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. The mandatorily redeemable equity security pays a quarterly distribution, included in interest expense, of 7% per year of the stated liquidation amount of $50 per mandatorily redeemable equity security until May 15, 2004. On May 15, 2004, following a remarketing of the mandatorily redeemable equity securities, the distribution rate will be reset at a rate equal to or greater than 7% per year.

8.    Stockholders' Equity
--------------------------

Stockholders' equity consisted of the following at:

                                             Sept. 30, 2001       Dec. 31, 2000
                                             --------------       -------------
                                                        (In millions)

Preferred stock                                 $    --              $    --
Common stock                                          4                    3
Additional paid-in capital                        6,691                6,477
Accumulated other comprehensive income             (108)                (106)
Treasury stock                                      (41)                (382)
Retained earnings                                 4,021                4,831
                                                -------              -------
Total                                           $10,567              $10,823
                                                =======              =======

Common shares outstanding                         361.9                340.6

In May 2001, the Company issued 14,375,000 shares of common stock for $27.50 per share. The proceeds of the offering were $376 million, net of $19 million of offering costs, and were used to reduce debt and for general corporate purposes.

During 2001, the Company issued 6.9 million shares of common stock, primarily to fund the Company's contributions to its savings and investment plans.

During 2001, the Company eliminated its dual class capital structure and reclassified its Class A and Class B common stock into a single new class of common stock. The Company also effected a 20-for-1 reverse-forward stock split that resulted in holders of fewer than 20 shares of common stock being cashed out of their holdings. All shares that were cashed out were aggregated and resold. As a result, there was no change in outstanding shares.

Share information used to calculate earnings per share (EPS) is as follows:

                                                 Three Months Ended                   Nine Months Ended
                                           -------------------------------     -------------------------------
                                           Sept. 30, 2001     Oct. 1, 2000     Sept. 30, 2001     Oct. 1, 2000
                                           --------------     ------------     --------------     ------------
                                                                      (In thousands)
Average common shares outstanding for
 basic EPS                                     359,406          338,315            349,776          338,233

Dilutive effect of stock plans                       -            3,278                  -            1,683
                                               -------          -------            -------          -------
Average common shares outstanding for
 diluted EPS                                   359,406          341,593            349,776          339,916
                                               =======          =======            =======          =======


Options to purchase 28.5 million and 22.4 million shares of common stock for the three months ended September 30, 2001 and October 1, 2000, respectively, and options to purchase 20.4 million and 22.8 million shares of common stock for the nine months ended September 30, 2001 and October 1, 2000, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company's common stock during the respective periods.

Options to purchase 10.9 million and 14.9 million shares of common stock for the three and nine months ended September 30, 2001, respectively, did not affect the computation of dilutive EPS. Although the exercise prices for these options were less than the average market price of the Company's common stock during the respective periods, their inclusion would have an antidilutive effect on EPS.

Options to purchase 12.1 million and 9.5 million shares of common stock for the three and nine months ended October 1, 2000, respectively, had exercise prices that were less than the average market price of the Company's common stock during the respective periods and are included in the dilutive effect of stock plans in the table above.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective hedges. The computation of comprehensive income is as follows:

                                              Three Months Ended                   Nine Months Ended
                                    ---------------------------------      --------------------------------
                                    Sept. 30, 2001       Oct. 1, 2000      Sept. 30, 2001      Oct. 1, 2000
                                    --------------       ------------      --------------      ------------
                                                                 (In millions)
Net income (loss)                          $(285)             $105               $(597)             $(27)
Other comprehensive income (loss)             19               (12)                 (2)              (23)
                                           -----              ----               -----              ----
Total comprehensive income (loss)          $(266)             $ 93               $(599)             $(50)
                                           =====              ====               =====              ====

9.  Discontinued Operations
---------------------------

In 2000, the Company sold its Raytheon Engineers & Constructors (RE&C) business to Washington Group International, Inc. (WGI), which filed for bankruptcy in the second quarter of 2001.

In August 2001, the Company completed its assessment of the costs to complete two Massachusetts construction projects abandoned by WGI in March 2001, triggering the Company's performance guarantees. The Company had recorded a charge of $325 million pretax in the first quarter of 2001. The Company subsequently finalized its estimated cost to complete (ETC) for the two projects at $633 million, net of cash receipts, and therefore recorded an additional charge related to the two projects in the second quarter amounting to $308 million pretax. The Company expects its operating cash flow to be negatively affected by the full amount of the charges during 2001 and 2002. Risks or exposures in the ETC are largely related to labor productivity and the potential impact of construction delays.

In the third quarter of 2001, the Company recorded a charge of $23 million pretax to reflect the Company's estimate of the potential range of exposure ($72 million to $125 million) related to certain other construction projects acquired by WGI, but on which the Company has guarantees or other support agreements. The Company had recorded a charge of $49 million pretax in the second quarter of 2001. The Company has recorded the low end of the range of exposure as no amount in the range is more likely than any other.

The Company also wrote down the carrying value of certain retained assets and liabilities and recorded a net charge of $71 million pretax in the second quarter of 2001.

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

The Company also recorded a charge of $15 million pretax in the first nine months of 2001 for legal and management costs and interest expense related to discontinued operations.

The total loss from discontinued operations in the first nine months of 2001 was $549 million after-tax, or $1.57 per diluted share versus a loss of $335 million after-tax, or $0.99 per diluted share in the first nine months of 2000.

The summary of operating results from discontinued operations was as follows:

                                                Three Months Ended                   Nine Months Ended
                                       -------------------------------   -------------------------------------
                                        Sept. 30, 2001    Oct. 1, 2000    Sept. 30, 2001         Oct. 1, 2000
                                       ---------------  --------------   -----------------     ---------------
                                                                 (In millions)
Net sales                              $             -  $             -  $               -             $1,426
Operating expenses                                   -                -                  -              1,515
                                       ---------------  ---------------  -----------------             ------
Operating income (loss)                              -                -                  -                (89)
Other expense, net                                   -                -                  -                  9
                                       ---------------  ---------------  -----------------             ------
Loss before taxes                                    -                -                  -                (98)
Federal and foreign income taxes                     -                -                  -                (28)
                                       ---------------  ---------------  -----------------             ------
Loss from discontinued operations      $             -  $             -  $               -             $  (70)
                                       ===============  ===============  =================             ======

The components of net assets from discontinued operations consisted of the following at:

                                                            Sept. 30, 2001           Dec. 31, 2000
                                                            --------------           -------------
                                                                        (In millions)
Current assets                                                    $   -                   $ 164
Current liabilities                                                (386)                   (150)
                                                                  -----                   -----
Net (liabilities) assets from discontinued operations             $(386)                  $  14
                                                                  =====                   =====

10.  Commitments and Contingencies
---  -----------------------------

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

The Company has guaranteed the borrowings of several affiliated entities. The amount of borrowings outstanding at September 30, 2001 and December 31, 2000, for which the Company was guarantor, was approximately $193 million and $251 million, respectively.

In March 2001, WGI sued the Company alleging breach of contract and fraud in connection with the sale of RE&C. WGI also sought specific performance of the purchase agreement's purchase price adjustment provisions. In May 2001, WGI filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On August 3, 2001, the Company filed its proof of claim as an unsecured creditor in the bankruptcy action. On that same day, WGI filed a complaint seeking significant monetary damages and to avoid certain transfers of property and obligations that WGI owes to the Company under the purchase agreement. In November 2001, the Company announced that it had reached an agreement in principle with WGI that will end all pending litigation between the Company and WGI and resolve all claims between them. Under the terms of the proposed settlement, the purchase price adjustment process, the matters in arbitration and the fraudulent transfer lawsuit filed by WGI all would be dismissed, with prejudice and neither party would pay any amounts to the other. As part of the settlement, the Company would drop its claims that had been pending against WGI's bankruptcy estate. The settlement will not be final and effective until WGI's plan of reorganization is confirmed by the Bankruptcy Court.

In September 2001, the Company and L-3 Communications settled their disputes arising from the 1999 sale of the Company's simulator training devices and services businesses.

In June 2001, a purported class action lawsuit was filed in federal court allegedly on behalf of all purchasers of common stock or senior notes of WGI during the period April 17, 2000 through March 1, 2001 (the class period). The putative plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by purportedly misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed on October 1, 2001 alleging similar claims. The Company and the individual defendants currently plan to file a motion seeking to dismiss the action in mid-November 2001. After briefing, the Court is expected to hear arguments on that motion in March 2002.

During late 1999, the Company and two of its officers were named as defendants in several purported class action lawsuits which were consolidated into a single complaint in June 2000 when four additional former or present officers were named as defendants. The complaint principally alleges that the defendants violated federal securities laws purportedly by making false and misleading statements and by failing to disclose material information concerning the Company's financial performance. In September 2000, the Company and the individual defendants filed a motion to dismiss, which the plaintiffs opposed. The court heard arguments on the motion to dismiss in February 2001. In August 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. Discovery on the two circumstances which remain the subject of claims is expected to begin shortly.

In 1999, the Company was also named as a nominal defendant and all but one of its then incumbent directors were named as defendants in two identical purported derivative lawsuits. These derivative complaints contain allegations similar to those included in the class action complaint described above and further allege that the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary to prudent management and control of the Company's operations. In addition, the Company and members of its Board of Directors and several current and former officers have been named as defendants in three other purported shareholder derivative actions filed in July 2001. Those derivative complaints are substantially similar and assert allegations similar to those included in the 2001 class action complaint described above, and further allege that the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary to prudent management and control of the Company's operations.

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

The Company merged with the defense business of Hughes Electronics Corporation (Hughes Defense) in December 1997. In October 2001, the Company and Hughes Electronics agreed to a settlement regarding the purchase price adjustment and the Company's claim concerning the adequacy of disclosure made by Hughes Electronics prior to the merger. Under the terms of the agreement, Hughes Electronics will reimburse the Company $635.5 million of its purchase price. The Company expects to use the proceeds to pay down debt. The $635.5 million receivable, which resulted in a reduction in goodwill, is included in other current assets at September 30, 2001.

In November 1999, the Company commenced a legal action against Towers, Perrin, Forster & Crosby (TPF&C). The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with Hughes Defense. Specifically, the complaint alleges that the Company was damaged by false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and errors made by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial. The trial in this action is scheduled to commence on January 27, 2002.

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


11.  Subsequent Events
----------------------

In October 2001, the Company issued 31,578,900 shares of common stock for $33.25 per share. The net proceeds of the offering of approximately $1.0 billion will be used to reduce debt and for general corporate purposes. In October and November 2001, the Company repurchased debt with a par value of $581 million and will record the associated extraordinary loss of $32 million pretax.

As part of the Hughes Electronics settlement described above, the Company received $500 million in October 2001, with the balance of $135.5 million to be paid within six months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations - Third Quarter 2001 Compared with Third
---------------------------------------------------------------------------
Quarter 2000
--------------

Net sales in the third quarter of 2001 were $4.0 billion versus $4.2 billion for the same period in 2000. The decrease in sales was primarily due to divestitures and lower deliveries at Raytheon Aircraft. Sales in the third quarter of 2000 included $175 million related to businesses that have since been sold. Sales to the U.S. Department of Defense were 60 percent of sales in the third quarter of 2001 versus 54 percent of sales in the third quarter of 2000. Total sales to the U.S. government, including foreign military sales, were 77 percent of sales in the third quarter of 2001 versus 69 percent of sales in the third quarter of 2000. Total international sales, including foreign military sales, were 20 percent of sales in the third quarter of 2001 and 2000.

Gross margin in the third quarter of 2001 was $78 million or 2.0 percent of sales versus $843 million or 20.3 percent of sales in the third quarter of 2000. During the quarter, the Company recorded a $745 million charge related to Raytheon Aircraft, described below. Excluding the $745 million charge, gross margin in the third quarter of 2001 was $823 million or 20.8 percent of sales.

Administrative and selling expenses were $312 million or 7.9 percent of sales in the third quarter of 2001 versus $288 million or 6.9 percent of sales in the third quarter of 2000. The increase was primarily due to timing of expenditures. Administrative and selling expenses are expected to be approximately 7.2 percent of sales for the full year.

Research and development expenses were $110 million or 2.8 percent of sales in the third quarter of 2001 versus $122 million or 2.9 percent of sales in the third quarter of 2000.

Operating loss was $344 million in the third quarter of 2001 versus operating income of $433 million in the third quarter of 2000. The changes in operating income by segment are discussed below.

Interest expense, net in the third quarter of 2001 was $165 million versus $193 million in the third quarter of 2000. The decrease was due primarily to lower average debt and higher average cash equivalent balances during the quarter.

Other expense, net in the third quarter of 2001 was $18 million versus
$4 million in the third quarter of 2000. Included in the third quarter of 2001 were the Company's equity losses in unconsolidated subsidiaries and the costs for final settlement of certain disputes related to prior year divestitures.

The effective tax rate was 50.3 percent in the third quarter of 2001 versus
43.6 percent in the third quarter of 2000. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill. The higher effective tax rate in the third quarter of 2001 resulted from the increased effect of non-deductible amortization of goodwill on lower income before taxes.

Loss from continuing operations was $262 million in the third quarter of 2001, or $0.73 per diluted share on 359.4 million average shares outstanding versus income from continuing operations of $133 million in the third quarter of 2000, or $0.39 per diluted share on 341.6 million average shares outstanding. The increase in average shares outstanding was due primarily to the issuance of 14.4 million shares of common stock in May 2001 and the issuance of common stock to fund the Company's contributions to its savings and investment plans.

The loss from discontinued operations in the third quarter of 2001 was $23 million after-tax, or $0.06 per diluted share versus a loss of $28 million after-tax, or $0.08 per diluted share in the third quarter of 2000.

The Company's net loss in the third quarter of 2001 was $285 million, or $0.79 per diluted share versus net income of $105 million in the third quarter of 2000, or $0.31 per diluted share.

Electronic Systems had sales of $2.0 billion in the third quarter of 2001 versus $1.9 billion in the third quarter of 2000. Included in the third quarter of 2000 were sales of $28 million related to the optical systems business, which was sold in December 2000. The increase in sales was primarily due to higher volume across most business units within Electronic Systems. Operating income was $281 million in the third quarter of 2001 versus $296 million a year ago. During the third quarter of 2000, the operating margin was higher due to the timing of productivity improvements.

Command, Control, Communication and Information Systems had sales of
$945 million in the third quarter of 2001 compared with $843 million in the third quarter of 2000. The increase in sales is primarily due to increased volume in classified programs and secure network programs. Operating income was $94 million in the third quarter of 2001 compared with $87 million in the third quarter of 2000.

Technical Services had third quarter 2001 sales of $522 million versus
$461 million in the third quarter of 2000. The increase in sales was due primarily to higher volume from new programs. Operating income was $38 million in the third quarter of 2001 compared with $36 million in the third quarter of 2000.

Aircraft Integration Systems had sales of $259 million in the third quarter of 2001 compared with sales of $277 million in the third quarter of 2000. The expected decrease in sales was due primarily to several Navy, Air Force, and commercial programs nearing completion, partially offset by increased volume on the Airborne Standoff Radar (ASTOR) program. Three Boeing Business Jets remain to be shipped, two are expected to be shipped in the fourth quarter of 2001 with the final one in the first quarter of 2002. Any further delays in the delivery schedule may have an impact on financial performance. Operating income was $24 million in the third quarter of 2001 compared with $11 million in the third quarter of 2000. Included in the third quarter of 2000 was a contract write-down on the Boeing Business Jet program.

Commercial Electronics had sales of $101 million in the third quarter of 2001 compared with third quarter 2000 sales of $156 million. Sales in the third quarter of 2000 included $32 million from the recreational marine business which was sold in January 2001. Additionally, the decrease in sales was primarily due to lower volume at RF Components due to reduced industry-wide demand for cellular handset components. There was an operating loss of $22 million in the third quarter of 2001 compared with an operating loss of $15 million for the same period last year. The increase in the loss was driven primarily by lower volumes and pricing pressures at RF Components.

Raytheon Aircraft (RAC) had third quarter 2001 sales of $449 million compared with $749 million in the third quarter of 2000. Sales in the third quarter of 2000 included $112 million from Raytheon Aerospace which was sold in June 2001. The remaining decrease was primarily due to lower aircraft deliveries in the third quarter of 2001. Operating loss was $758 million in the third quarter of 2001 compared with operating income of $40 million in the third quarter of 2000. The third quarter 2001 loss was primarily due to the recording of a $693 million loss provision related to the commuter aircraft business. This was a result of continued weakness in the commuter aircraft market and the impact of the events of September 11, 2001. The charge consisted of an impairment charge for commuter aircraft owned by RAC and the establishment of a reserve for estimated exposures on customer financed assets due to defaults, refinancings, and remarketing of used aircraft. The Company also recorded a charge of $52 million to write down the value of certain used general aviation aircraft. The Company expects that the conditions giving rise to the charges will ultimately affect its operating cash flow negatively by approximately $350 million over a four-year period.

Nine Months 2001 Compared With Nine Months 2000
-----------------------------------------------

Net sales in the first nine months of 2001 were $12.2 billion versus
$12.5 billion for the same period in 2000. Sales in the first nine months of 2000 included $352 million related to businesses that have since been sold. Sales to the U.S. Department of Defense were 59 percent of sales in the first nine months of 2001 versus 53 percent of sales in the first nine months of 2000. Total sales to the U.S. government in the first nine months of 2001 and 2000, including foreign military sales, were 72 percent and 67 percent of sales, respectively. Total international sales, including foreign military sales, were 21 percent of sales in the first nine months of 2001 and 2000.

Gross margin in the first nine months of 2001 was $1,622 million or 13.3 percent of sales versus $2,428 million or 19.4 percent of sales in the first nine months of 2000. The decrease in margin as a percent of sales was primarily due to a lower margin at Raytheon Aircraft as a result of lower aircraft deliveries and the third quarter charges of $745 million described above. Excluding the charges, gross margin in the first nine months of 2001 was $2,367 million or
19.3 percent of sales.

Administrative and selling expenses were $929 million or 7.6 percent of sales in the first nine months of 2001 versus $916 million or 7.3 percent of sales in the first nine months of 2000.

Research and development expenses were $364 million or 3.0 percent of sales in the first nine months of 2001 versus $395 million or 3.2 percent of sales in the first nine months of 2000.

Operating income was $329 million in the first nine months of 2001 versus
$1,117 million in the first nine months of 2000. The changes in operating income by segment are discussed below.

Interest expense, net in the first nine months of 2001 was $516 million compared to $558 million in the first nine months of 2000. The decrease was due primarily to lower average debt and higher average cash equivalent balances during the year to date period.

Other income, net in the first nine months of 2001 was $36 million versus other expense, net of $13 million in the first nine months of 2000. Included in the first nine months of 2001 were pretax gains of $38 million related to the divestiture of the Company's recreational marine business, $35 million related to the divestiture of Raytheon Aerospace, and $6 million related to early debt repayments. These amounts were offset by the Company's equity losses in unconsolidated subsidiaries and the costs for final settlement of certain disputes related to prior year divestitures.

The effective tax rate was 68.2 percent in the first nine months of 2001 versus
43.6 percent in the first nine months of 2000. The effective tax rate reflects primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill. The higher effective tax rate in the first nine months of 2001 resulted from the increased effect of non-deductible amortization of goodwill on lower income before taxes resulting primarily from the charges at Raytheon Aircraft.

Loss from continuing operations was $48 million in the first nine months of 2001, or $0.14 per diluted share on 349.8 million average shares outstanding versus income from continuing operations of $308 million in the first nine months of 2000, or $0.91 per diluted share on 339.9 million average shares outstanding. The increase in average shares outstanding was due primarily to the issuance of 14.4 million shares of common stock in May 2001 and the issuance of common stock to fund the Company's contribution to its savings and investment plans.

The loss from discontinued operations in the first nine months of 2001 was $549 million after-tax, or $1.57 per diluted share versus a loss of $335 million after tax or $0.99 per diluted share in the first nine months of 2000.

The Company's net loss in the first nine months of 2001 was $597 million, or $1.71 per diluted share versus net loss of $27 million in the first nine months of 2000, or $0.08 per diluted share.

Total employment related to continuing operations was approximately 87,700 at September 30, 2001 and approximately 93,700 at December 31, 2000. The decrease was due primarily to the divestiture of Raytheon Aerospace.

Electronic Systems had sales of $5.9 billion in the first nine months of 2001 compared with $5.6 billion in the first nine months of 2000. Included in the first nine months of 2000 were sales of $85 million related to the optical systems business, which was sold in December 2000. The increase in sales was primarily due to higher volume across most business units within Electronic Systems. Operating income was $779 million or 13.3 percent of sales in the first nine months of 2001 versus $688 million or 12.3 percent of sales a year ago. The increase in operating income is primarily due to higher volume and the continued margin improvement that began in the second half of 2000.

Command, Control, Communication and Information Systems had sales of
$2.7 billion in the first nine months of 2001 compared with $2.5 billion in the first nine months of 2000.

The increase was primarily due to higher volume in classified programs and secure network programs. Operating income was $273 million or 10.0 percent of sales in the first nine months of 2001 compared with $249 million or 9.8 percent of sales in the first nine months of 2000. Through C3I, the Company has formed an equally-owned joint venture that has two major operating subsidiaries, one of which the Company consolidates. The joint venture encompasses air defense/command and control centers and ground-based air surveillance and weapons-locating radars.

Technical Services had sales of $1,499 million in the first nine months of 2001 versus $1,348 million in the first nine months of 2000. Operating income was $117 million or 7.8 percent of sales in the first nine months of 2001 compared with $101 million or 7.5 percent of sales in the first nine months of 2000. The increase in sales and operating income was due primarily to higher volume from new programs.

Aircraft Integration Systems had sales of $774 million in the first nine months of 2001 compared with sales of $878 million in the first nine months of 2000. The expected decrease in sales was due primarily to several Navy, Air Force, and commercial programs nearing completion, partially offset by increased volume on the Airborne Standoff Radar (ASTOR) program. Operating income was $2 million or
0.3 percent of sales in the first nine months of 2001 versus $57 million or
6.5 percent of sales in the first nine months of 2000. Included in the first nine months of 2001 was a contract write-down of $35 million on the Boeing Business Jet programs and other contract adjustments of $20 million.

Commercial Electronics had sales of $339 million in the first nine months of 2001 compared with $485 million in the first nine months of 2000. The operating loss of $43 million in the first nine months of 2001 compares to operating loss of $4 million in the first nine months of 2000. The decrease in sales and increase in operating loss was primarily due to the divestiture of the recreational marine business, lower volume at RF Components due to pricing pressures and reduced industry-wide demand for cellular handset components, and a favorable contract settlement in 2000. The Company remains concerned about the market outlook for Commercial Electronics.

Raytheon Aircraft had sales of $1.9 billion in the first nine months of 2001 compared with $2.4 billion in the first nine months of 2000. The decrease was due to lower aircraft deliveries and the divestiture of Raytheon Aerospace. Sales are below prior year due to the softness in orders for new and used commercial aircraft. The Company remains concerned about the market outlook at RAC. Operating loss was $735 million in the first nine months of 2001 compared with operating income of $105 million or 4.4 percent of sales in the first nine months of 2000. Included in the first nine months of 2001 is the third quarter charges of $693 million related to the commuter aircraft business and $52 million related to used general aviation aircraft, described above. Excluding the charges, operating income was down due to the lower sales volume and margin pressure on T-6A, Beechjet, and used aircraft due to the current market environment. The Company continues to monitor the status of its three new development programs at RAC - the production schedule for the Premier I aircraft, the development schedule for the Horizon aircraft, and cost management issues and customer volumes related to T-6A.

RAC responded to a softening market by implementing workforce reductions and adjustments in production rates. In October 2001, RAC announced it was implementing further workforce reductions, cutting additional costs, and reducing factory and fleet inventory expenses to bring costs in line with a slowing economy. For the entire year, RAC expects to eliminate a total of approximately 1,700 positions. The business also continues to review production rates.

In 2000, the Company sold its Raytheon Engineers & Constructors (RE&C) business to Washington Group International, Inc. (WGI), which filed for bankruptcy in the second quarter of 2001.

In August 2001, the Company completed its assessment of the costs to complete two Massachusetts construction projects abandoned by WGI in March 2001, triggering the Company's performance guarantees. The Company had recorded a charge of $325 million pretax in the first quarter of 2001. The Company subsequently finalized its estimated cost to complete (ETC) for the two projects at $633 million, net of cash receipts, and therefore recorded an additional charge related to the two projects in the second quarter amounting to $308 million pretax. The Company expects its operating cash flow to be negatively affected by the full amount of the charges during 2001 and 2002. Risks or exposures in the ETC are largely related to labor productivity and the potential impact of construction delays.

In the third quarter of 2001, the Company recorded a charge of $23 million pretax to reflect the Company's estimate of the potential range of exposure ($72 million to $125 million) related to certain other construction projects acquired by WGI, but on which the Company has guarantees or other support agreements. The Company had recorded a charge of $49 million pretax in the second quarter of 2001. The Company has recorded the low end of the range of exposure as no amount in the range is more likely than any other.

The Company also wrote down the carrying value of certain retained assets and liabilities and recorded a net charge of $71 million pretax in the second quarter of 2001.

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

The Company also recorded a charge of $15 million pretax in the first nine months of 2001 for legal and management costs and interest expense related to discontinued operations.

Backlog consisted of the following at:

                                         Sept. 30, 2001            Dec. 31, 2000
                                         --------------            -------------
                                                      (In millions)
Electronic Systems                           $11,199                  $11,968
Command, Control, Communication
  and Information Systems                      5,673                    5,396
Technical Services                             1,774                    2,135
Aircraft Integration Systems                   1,919                    2,120
Commercial Electronics                           488                      513
Aircraft                                       4,031                    4,398
                                             -------                  -------
Total                                        $25,084                  $26,530
                                             =======                  =======

U.S. government backlog
   included above                            $16,452                  $17,374
                                             =======                  =======

Approximately $275 million of backlog was reclassified from Electronic Systems to Command, Control, Communication and Information Systems in connection with the formation of a joint venture, described above. In addition, in connection with the divestiture of Raytheon Aerospace in the second quarter of 2001, Aircraft backlog was reduced by $228 million.

Financial Condition and Liquidity
---------------------------------

Net cash used in operating activities in the first nine months of 2001 was $524 million versus net cash provided by operating activities of $6 million in the first nine months of 2000. Net cash used in operating activities from continuing operations was $90 million in the first nine months of 2001 versus net cash provided by continuing operations of $110 million in the first nine months of 2000. The increase in cash used in operating activities from continuing operations was primarily due to an increase in inventory at Raytheon Aircraft due to lower demand for new and used aircraft offset by working capital improvements in the Company's defense electronics businesses. Net cash used in operating activities from discontinued operations was $434 million in the first nine months of 2001 versus $104 million in the first nine months of 2000. The increase is primarily due to payments made in the first nine months of 2001 in connection with two Massachusetts construction projects discussed above.

Net cash used in investing activities was $163 million in the first nine months of 2001 versus $114 million in the first nine months of 2000. Capital expenditures were $305 million in the first nine months of 2001 versus
$287 million in the first nine months of 2000. Capital expenditures related to continuing operations for the full year 2001 are expected to be approximately $500 million. Proceeds from the sale of operating units and investments were $266 million and $176 million in the first nine months of 2001 and 2000, respectively. In June 2001, the Company sold a majority interest in its aviation support business, Raytheon Aerospace Company. The Company received $154 million in cash, net of fees and expenses, retained $47 million in short-term trade receivables, and $66 million in preferred and common equity in the business. In January 2001, the Company sold its recreational marine business for cash proceeds of $100 million, net of fees and expenses.

The Company merged with the defense business of Hughes Electronics Corporation (Hughes Defense) in December 1997. In October 2001, the Company and Hughes Electronics agreed to a settlement regarding the purchase price adjustment and the Company's claims concerning the adequacy of disclosure made by Hughes Electronics prior to the merger. Under the terms of the agreement, Hughes Electronics will reimburse the Company $635.5 million of its purchase price, with $500 million received on October 16, 2001, and the balance to be paid within six months. The Company expects to use the proceeds to pay down debt. The $635.5 million receivable, which resulted in a reduction in goodwill, is included in other current assets at September 30, 2001.

The Company is involved in various claims and legal proceedings which may have an adverse resolution that could have a material adverse effect on the Company's financial position and liquidity. See "Note 10 - Commitments and Contingencies" of the Notes to Financial Statements (Unaudited) and Part II, Item 1 "Legal Proceedings" included in this Form 10-Q for a description of the various claims and legal proceedings.

Net cash provided by financing activities was $395 million in the first nine months of 2001 versus $49 million in the first nine months of 2000. Dividends paid to stockholders were $208 million and $204 million in the first nine months of 2001 and 2000, respectively. The quarterly dividend rate was $0.20 per share for the first three quarters of 2001 and 2000.

In May 2001, the Company issued 17,250,000 equity security units for $50 per unit totaling $837 million, net of offering costs of $26 million. Approximately $20 million of the offering costs were allocated to equity and $6 million were allocated to the mandatorily redeemable equity securities. The net proceeds of the offering were used to reduce debt and for general corporate purposes. Each equity security unit consists of a contract to purchase shares of the Company's common stock on May 15, 2004, and a mandatorily redeemable equity security, with a stated liquidation amount of $50 due on May 15, 2006. The contract obligates the holder to purchase, for $50, shares of common stock equal to the settlement rate. The settlement rate is equal to $50 divided by the average market value of the Company's common stock at that time. The settlement rate cannot be greater than 1.8182 or less than 1.4903 shares of common stock per purchase contract. Using the treasury stock method, there is no effect on the computation of shares for diluted earnings per share if the average market value of the Company's common stock is between $27.50 and $33.55 per share. The mandatorily redeemable equity security represents an undivided interest in the assets of RC Trust I, a Delaware business trust formed for the purpose of issuing these securities and whose assets consist solely of subordinated notes issued by the Company. The contract requires a quarterly distribution, which is recorded as a reduction in additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. The mandatorily redeemable equity security pays a quarterly distribution, included in interest expense, of 7% per year of the stated liquidation amount of $50 per mandatorily redeemable equity security until May 15, 2004. On May 15, 2004, following a remarketing of the mandatorily redeemable equity securities, the distribution rate will be reset at a rate equal to or greater than 7% per year.

In May 2001, the Company issued 14,375,000 shares of common stock for $27.50 per share. The proceeds of the offering were $376 million, net of $19 million of offering costs, and were used to reduce debt and for general corporate purposes.

During the second quarter of 2001, the Company repurchased debt with a par value of $633 million and recorded an associated gain of $6 million pretax which is included in other income.

During 2001, the Company entered into various interest rate swaps that correspond to a portion of the Company's fixed rate debt. The total notional value of the interest rate swaps, which expire on various dates between July 2005 and August 2007, is $1.2 billion. Under the interest rate swaps, the Company pays a variable rate of interest based on 3-month LIBOR and receives fixed rates of interest ranging from 4.38% to 5.80%. Variable interest rates are reset quarterly and the net interest amounts are paid semi-annually.

In October 2001, the Company issued 31,578,900 shares of common stock for $33.25 per share. The net proceeds of the offering of approximately $1.0 billion will be used to reduce debt and for general corporate purposes.

Total debt was $9.3 billion at September 30, 2001 compared to $9.9 billion at December 31, 2000. Total debt, as a percentage of total capital, was 45.0 percent at September 30, 2001 and 47.9 percent at December 31, 2000.

The Company has lines of credit with certain commercial banks. The lines of credit were $2.4 billion and $3.0 billion at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, there were borrowings of $500 million outstanding under these lines of credit compared with no borrowings outstanding at December 31, 2000.

The Company has bank agreement covenants. The most restrictive covenant requires that earnings before interest, taxes, depreciation, and amortization (EBITDA) be at least 2.5 times net interest expense for the trailing four quarters. In July 2001, the covenant was amended to exclude certain charges resulting from discontinued operations. In October 2001, the covenant was further amended to exclude charges related to the Company's commuter and used general aviation aircraft businesses. The Company was in compliance with this covenant, as amended, during the first nine months of 2001.

Credit ratings for the Company were established by Standard and Poor's at A-3 for short-term borrowing and BBB- for senior debt and by Fitch's at F3 for short-term borrowing and BBB- for senior debt. On March 4, 2001, Moody's changed their credit rating for the Company from P-2 to P-3 for short-term borrowing and from Baa2 to Baa3 for senior debt.

During 2001, the Company eliminated its dual class capital structure and reclassified its Class A and Class B common stock into a single new class of common stock. The Company also effected a 20-for-1 reverse-forward stock split that resulted in holders of fewer than 20 shares of common stock being cashed out of their holdings.

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

The Company meets its working capital requirements with a combination of variable and fixed rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial and investment banks primarily to manage the costs and risks of its financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks to minimize fluctuations in the value of payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. The Company also sells receivables through a special purpose entity and retains a partial interest that may include servicing rights, interest only strips, and subordinated certificates.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, commercial paper, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at September 30, 2001 and October 1, 2000, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $5 million and $3 million, respectively, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at September 30, 2001 and October 1, 2000, which is subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

Accounting Standards
--------------------

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This accounting standard, which is effective for fiscal years beginning after December 31, 2001, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The effect of adopting SFAS No. 144 on the Company's financial position and results of operations has not yet been determined.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a change in accounting principle. Except for the fact that goodwill will no longer be amortized, the effect of adopting SFAS No. 142 on the Company's financial position and results of operations has not yet been determined. The Company recorded $275 million pretax, or approximately
$254 million after-tax, and $365 million pretax, or approximately $337 million after-tax, of goodwill amortization in the first nine months of 2001 and for the full year 2000, respectively.

Forward-Looking Statements
---------------------------

Certain statements made in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the Company's future plans, objectives, and expected performance. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "estimate," "intend," or "plan" are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide-range of risks, and actual results may differ materially. Important factors that could cause actual results to differ include, but are not limited to: differences in anticipated and actual program results; risks inherent with large long-term fixed price contracts, particularly the ability to contain cost growth; the ultimate resolution of contingencies and legal matters; the ability to realize anticipated cost efficiencies; timely development and certification of new aircraft; the effect of market conditions, particularly in relation to the general aviation and commuter aircraft markets; the impact of changes in the collateral values of financed aircraft, particularly commuter aircraft; the ability to finance ongoing operations at attractive rates; government customers' budgetary constraints; government import and export policies; termination of government contracts; financial and governmental risks related to international transactions; delays and uncertainties regarding the timing of the award of international programs; the integration of acquisitions; the impact of competitive products and pricing; and risks associated with the continuing project obligations and retained assets and liabilities of Raytheon Engineers & Constructors, including timely completion of two Massachusetts construction projects; the proposed agreement between Washington Group International, Inc.
(WGI) and its creditors is not finalized; WGI's reorganization plan is not approved by the bankruptcy court; and WGI fails to perform any of the assumed projects that are still subject to support obligations; among other things. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in the Company's reports filed with the Securities and Exchange Commission, including "Item 1-Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Previously Reported Matters
---------------------------

In March 2001, Washington Group International, Inc. (WGI) sued the Company in the District Court of the Fourth Judicial District of the State of Idaho in an action entitled, Washington Group International, Inc. v. Raytheon Company, et
                 ------------------------------------------------------------
al., (Case No. CV OC 0101422D) alleging breach of contract and fraud in
--
connection with the sale of the Raytheon Engineers & Constructors business. WGI also sought specific performance of the purchase agreement's purchase price adjustment provisions. The court has appointed an independent accountant to resolve the purchase price adjustment dispute. The independent accountant began hearings on this matter in October 2001 and those hearings continued in early November 2001. On November 8, 2001, the hearings and the process were suspended upon the announcement of an agreement in principle of a settlement which is discussed below. The court ordered that WGI's fraud and breach of contract claims must be submitted to arbitration as the

Company had requested. To date, no arbitrator has been chosen and no timetable for resolving these claims has been established. That process also has been suspended in light of the parties agreeing to an agreement in principle for a settlement.

In May 2001, WGI filed for protection under Chapter 11 of the U.S. Bankruptcy Code in Reno, Nevada in an action entitled, In re Washington Group
                                            ----------------------
International, Inc., et al., (Case No. BK-N-01-31627-GWZ).  In connection with
----------------------------
the filing, it filed a proposed plan of reorganization, which has been amended and modified several times. On August 3, 2001, the Company filed a proof of claim as an unsecured creditor in the bankruptcy action. The Company's claims against WGI in this matter are primarily related to its indemnification claims under the purchase agreement and various subrogation claims. On that same day, WGI filed a complaint seeking significant monetary damages from the Company and seeking to avoid certain transfers of property and certain of their obligations under the purchase agreement for the sale of the Raytheon Engineers & Constructors business. On August 23, 2001, the Company responded to WGI's complaint, which the Company believes is without merit. On October 10 and 11, 2001, confirmation hearings began on WGI's proposed reorganization plan. Further confirmation hearings are scheduled to take place during the week of November 19, 2001. On November 8, 2001, all claims between the Company and WGI were suspended upon the announcement of an agreement in principle of a settlement which is discussed below. Under the agreement in principle, among other things, the Company's claim would be discharged and the avoidance action brought by WGI would be dismissed. No timetable for the resolution of the bankruptcy proceeding has been established.

On November 8, 2001, the Company announced that it had reached an agreement in principle with WGI that will end all pending litigation between the Company and WGI and resolve all claims between the parties. Under the terms of the proposed settlement, the purchase price adjustment process, the matters in arbitration, and the fraudulent transfer lawsuit filed by WGI all would be dismissed, with prejudice. As part of the settlement, the Company would drop its claims that had been pending against WGI's bankruptcy estate. The settlement also provides the Company with some protections against future defaults by WGI on projects WGI is assuming and that are the subject of existing support agreements previously provided by the Company. The settlement will not be final and effective until the parties have agreed upon definitive documentation of the settlement and WGI's plan of reorganization has been confirmed by the Bankruptcy Court and implemented.

In June 2001, a purported class action lawsuit entitled, Muzinich & Co., Inc. et
                                                         -----------------------
al v. Raytheon Company, et. al., (Civil Action No. 01-0284-S-BLW) was filed in
-------------------------------
federal court in Boise, Idaho allegedly on behalf of all purchasers of common stock or senior notes of WGI during the period April 17, 2000 through March 1, 2001 (the class period). The putative plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by purportedly misrepresenting the true financial condition of Raytheon Engineers & Constructors (RE&C) in order to sell RE&C to WGI at an artificially inflated price An amended complaint was filed on October 1, 2001 alleging similar claims. The Company and the individual defendants plan to file a motion seeking to dismiss the action in mid-November 2001. After briefing, the Court is expected to hear arguments on that motion in March, 2002.

The Company has been named as a nominal defendant and all of its directors have been named as defendants in two identical purported derivative lawsuits filed in Chancery Court in New Castle County, Delaware in July 2001, entitled Melvin P.
                                                                     ---------
Harr v. Barbara M. Barrett, et. al., (Civil Action No. 19018) and Howard Lasker
-----------------------------------                               -------------
v. Barbara M. Barrett, et. al., (Civil Action No. 19027).  The Harr and Lasker
------------------------------                                 ----     ------
derivative complaints contain allegations similar to those included in the Muzinich class action complaint and further allege that the individual
--------
defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary to prudent management and control of the Company's operations. In addition, the Company and members of its Board of Directors and several current and former officers have been named as defendants in another purported shareholder derivative action entitled Richard J. Kager v. Daniel P.
                                                 -----------------------------
Burnham, et. al., (Civil Action No. 01-11180-JLT) filed in July 2001 in U. S.
----------------
District Court in Massachusetts. The Kager derivative complaint contains
                                     -----
allegations similar to those included in the Muzinich and L-3 Communications
                                             --------     ------------------
complaints, and further alleges that the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary to prudent management and control of the Company's operations.

During October, November, and December 1999, the Company and two of its officers were named as defendants in fourteen (14) purported class action lawsuits. The complaints principally alleged that the defendants violated federal securities laws by purportedly making misleading statements and by failing to disclose material information concerning the Company's financial performance. On
June 12, 2000, a Consolidated and Amended Class Action Complaint (the "Consolidated Complaint") with the caption, In Re Raytheon Securities Litigation (Civil Action No. 12142-PBS), was filed in the U.S. District Court in Massachusetts, naming four additional former or present officers as defendants and alleging a purported class period of October 7, 1998 through October 12, 1999. On September 8, 2000, the Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. The plaintiffs opposed both motions. The court heard arguments on both motions to dismiss on February 9, 2001 and took the motions under advisement. In August, 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. Discovery is expected to proceed on the two issues which remain the subject of claims.

The Company also was named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits filed on October 25, 1999 in the Court of Chancery of the State of Delaware in and for New Castle County by Ralph Mirarchi and others (No. 17495- NC), and on November 24, 1999 in Middlesex County, Massachusetts, Superior Court by John Chevedden (No. 99-5782). On February 28, 2000, Mr. Chevedden filed another derivative action in the Delaware Chancery Court entitled, John Chevedden v.
                                                            -----------------
Daniel P. Burnham, et al., (No. 17838- NC) and on March 22, 2000,
-------------------------
Mr. Chevedden's Massachusetts derivative action was dismissed. The Mirachi and
                                                                   -------
Chevedden derivative complaints contain allegations similar to those included in
---------
the Consolidated Complaint in In Re Raytheon Securities Litigation, and further
                              ------------------------------------
allege that the defendants purportedly breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company.

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

As previously disclosed the U.S. Customs Service has concluded its investigation of the contemplated sale by Raytheon Canada Ltd., a subsidiary of the Company, of troposcatter radio equipment to a customer in Pakistan. The Company has produced documents in response to grand jury subpoenas and grand jury appearances have taken place. The Company has cooperated fully with the investigation. The Government has not reached a final decision with respect to this matter. An adverse decision relating to this matter ultimately could have a material adverse effect on the Company's financial position and results of operations.

In November 1999, the Company filed a complaint against Towers, Perrin, Forster & Crosby (TPF&C) in the U.S. District Court for the District of Massachusetts. The complaint arises out of a series of events concerning certain Hughes Electronics pension plans (the "Hughes Plans"), portions of which were acquired by the Company in connection with the merger with the defense business of Hughes Electronics Corporation (Hughes Defense). Specifically, the complaint alleges that the Company was damaged by (i) false representations made to the Company by TPF&C regarding the amount of surplus in the Hughes Plans and (ii) errors made by TPF&C in providing administrative services to the Hughes Plans. The complaint seeks damages in an amount to be determined at trial. The trial in this action is scheduled to commence on January 27, 2002. This matter has been transferred to the U.S. District Court for the Central District of California.

In January 2001, the Company and Raytheon Technical Services Company were named as defendants in litigation brought by L-3 Communications (L-3) in the Delaware Chancery Court entitled, L-3 Communications v. Raytheon Company, et. al., (Civil
                         -----------------------------------------------
Action No. 18578-NC) arising from the 1999 sale of the Company's simulator training devices and services businesses to L-3. The complaint sought rescission in whole or part of the Purchase and Sale Agreement based on the Company's alleged fraud and misrepresentation of relevant facts regarding the Aviation Combined Arms Tactical Trainer-Aviation Reconfigurable Manned Module (AVCATT) contract, which L-3 assumed under the agreement. The Company filed an answer denying liability and asserted counterclaims for breach of contract, specific performance, set-off, conversion, indemnity, declaratory relief, and estoppel. On or about
September 28, 2001, the Company and L-3 agreed to settle their claims in the litigation.

As previously disclosed, the Company has been cooperating with the staff of the Securities and Exchange Commission, which is conducting an investigation relating to the Company's former engineering and construction business and related accounting and other matters. The Company has been responding to subpoenas, providing documents and information to the SEC staff, and is continuing to cooperate with the SEC staff in its investigation. The Company is unable to predict the outcome of the inquiry or any action that the SEC might take.

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

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

None

         (b)  Reports on Form 8-K


On October 19, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On October 31, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RAYTHEON COMPANY (Registrant)



                                       By: /s/ Franklyn A. Caine
                                           ------------------------
                                           Franklyn A. Caine
                                           Senior Vice President and
                                           Chief Financial Officer



                                       By: /s/ Edward S. Pliner
                                           ------------------------
                                           Edward S. Pliner
                                           Vice President and
                                           Corporate Controller
                                           (Chief Accounting Officer)


November 13, 2001