Form 10-K
period 2001-12-31
RAYTHEON CO/
filed 2002-03-19
CIK 1047122

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended December 31, 2001.

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from....... to
                                    ........

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

           Title of Each Class                          Name of Each Exchange on
  Common Stock, $.01 par value                          Which Registered
  Series A Junior Participating                          New York Stock Exchange
  Preferred Stock Purchase Rights                         Chicago Stock Exchange
                                                                Pacific Exchange

  Equity Security Units                                  New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 24, 2002, was approximately $14.9 billion.

Number of shares of Common Stock outstanding as of February 24, 2002:
396,744,000.

Documents incorporated by reference and made a part of this Form 10-K:

     Portions of Raytheon's Annual Report to Stockholders                              Part I, Part II, Part IV
     for the fiscal year ended December 31, 2001

     Portions of the Proxy Statement for Raytheon's                                            Part III
     2002 Annual Meeting which will be filed with the Commission within
     120 days after the close of Raytheon's fiscal year

                                     PART I

Item 1. Business

                                     GENERAL

Raytheon Company ("Raytheon" or the "Company"), with worldwide 2001 sales of $16.9 billion, is a leader in defense electronics, including missiles; radar; sensors and electro-optics; intelligence, surveillance and reconnaissance; command, control, communication and information systems; naval systems; air traffic control systems; aircraft integration systems; and technical services. Raytheon's commercial electronics businesses leverage defense technologies in commercial markets. Raytheon Aircraft is one of the leading providers of business and special mission aircraft and delivers a broad line of jet, turboprop, and piston-powered airplanes to corporate and government customers world-wide.

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

ES develops ground-based phased-array radars, including the X-Band Radar (XBR) and Upgrade Early Warning Radar (UEWR) for Ground-based Midcourse Defense (GMD), as well as the Ground-Based Radar (GBR) for the Theater High Altitude Area Defense (THAAD) system, part of the U.S. Army's Theater Missile Defense Program. It also is developing next-generation theater missile interceptors for the Navy Theater Wide (NTW) systems and the Exoatmospheric Kill Vehicle (EKV) for the GMD program.

ES manufactures the primary air-to-air missile for the U.S. Air Force and Navy fighter aircraft - the Advanced Medium Range Air-to-Air Missile (AMRAAM), and is developing the AIM-9X (short-range air-to-air missile). Other missiles produced by ES include Tomahawk, TOW, Stinger, Maverick, Standard, the High Speed Anti-Radiation Missile (HARM), Paveway laser-guided bombs, Extended Range Guided Munitions (ERGM), XM-982, Joint Stand Off Weapon (JSOW), and Javelin (as part of a joint venture).

ES also leads Raytheon's efforts as the prime contractor for the NATO Sea-Sparrow Surface to Air Missile System (NSSMS), as well as producing the air-and surface-launched versions of the Sparrow missile for both the U.S. and foreign Navies. ES produces Phalanx and the Rolling Airframe Missile (RAM), which the U.S. and foreign Navies use as part of the ship self-defense system. ES develops sonars, combat control systems, mine hunting equipment and torpedoes for submarines and ships in U.S. and allied fleets, in addition to designing unmanned underwater vehicles. ES produces a variety of shipboard radar systems. ES also leads Raytheon's development efforts on the U.S. Navy's next generation of surface combatant ships, the DD-X.

ES airborne radars are deployed on four operational tactical fighter aircraft operated by U.S. forces (the F-14, F-15, F/A-18, and the AV-8B) and international customers, as well as radars for the AC-130U gunship and the B-2 Stealth Bomber. ES is also part of a joint venture providing the next generation airborne radar for the F-22 aircraft. The segment provides the Forward Looking Infrared (FLIR) and designation system for the F-117 Stealth Fighter, the infrared subsystem for the F/A-18 targeting pod, and the Advanced Targeting FLIR for the F/A-18.

ES supplies integrated sensor suites for applications such as the Global Hawk Unmanned Aerial Vehicle Reconnaissance System, which includes a synthetic aperture radar and electro-optical/infrared sensors. ES surveillance and reconnaissance systems are used on a variety of aircraft, such as the British Tornado, the U.S. Air Force U-2 and the U.S. Navy P-3 Orion. Through a joint venture, ES is developing next generation airborne ground surveillance radar, which will be scalable for multiple platforms. ES also provides space sensors for defense and scientific applications.

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

Command, Control, Communication and Information Systems. The Command, Control, Communication and Information Systems segment ("C3I") is classified into five principal businesses. They are: Intelligence, Surveillance, Reconnaissance ("ISR"), Air Traffic Management ("ATM"), Command and Control / Battle Management ("C2BM"), Communications and Information Technology / Information Systems.

C3I products include command, control and communication systems; air traffic control automation and radar systems; tactical radios; satellite communication and ground control terminals; wide area surveillance systems; ground-based information processing systems; image processing; large scale information retrieval, processing and distribution systems; global broadcast systems and secure information technology solutions.

In the ISR business, C3I is a leading provider of remote sensing and processing for national intelligence systems as well as control and mission management systems for Unmanned Aerial Vehicles (UAVs). C3I designed and developed systems that provide real-time battlefield information, signal intelligence and multi-source intelligence integration to the US Air Force and several Government agencies. C3I also participates in the commercial ISR marketplace as the prime contractor for the Brazilian System for the Vigilance of the Amazon (SIVAM) program, which will provide an integrated information network that will be used to enable the Brazilian Government to protect the environment, improve air safety and weather forecasting, manage land occupation and usage, and enable effective law enforcement and border control.

C3I designs and installs air traffic and weather management systems around the world, including large-scale software based control automation systems and stand-alone radar. C3I is the largest air traffic automation and radar systems supplier to the Federal Aviation Administration (FAA). Internationally, Raytheon has installed numerous air traffic control systems and is currently providing ATM systems and radar for: Australia, Canada, Cyprus, Germany, Hong Kong, India, Indonesia, Norway, the People's Republic of China, Switzerland and Taiwan.

In communications, C3I is a leading supplier of battlefield tactical radios and satellite ground terminals. The C3I Satcom programs group supplies Satcom terminals to the Navy, the Army and Air Force. C3I's C2BM programs group designs, develops and delivers tactical command and control systems that provide the means to effectively execute conventional and special operations missions. C2BM addresses market segments of fire control, joint command and control, sensor networking, modeling and simulation, command centers, sensor fusion and correlation, and command vehicles for a variety of military and non-military users.

C3I also performs contracts involving information technology, for several U.S. Government Departments and Agencies including Energy, Education, the Army and Navy as well as NASA. C3I efforts in this regard involve providing for information assurance, knowledge management, data storage and retrieval systems, web-based information systems and high performance computing.

Raytheon Technical Services Company. Raytheon Technical Services Company ("RTSC") provides technical services, training programs, and logistics and base operations support throughout the U.S. and in 22 other countries.

RTSC performs complete engineering and depot-level cradle-to-grave support for Raytheon-manufactured equipment and for various commercial and military customers. Services provided include installation and test of upgrades to deployed systems; engineering design, planning, and testing; repair and refurbishment of U.S. Department of Defense ("DoD") equipment; software engineering support; data management; preparation of technical manuals; training for allied forces; system and facility installations; field testing and evaluation; field engineering; and system operation and maintenance.

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

Aircraft Integration Systems. The Aircraft Integration Systems segment ("AIS") focuses on the integration of airborne surveillance and intelligence systems and aircraft modifications. AIS develops and integrates complex electronic systems for airborne Intelligence, Surveillance, and Reconnaissance missions. In addition, AIS modernizes aging aircraft through structural refurbishment and electronics upgrades. AIS also provides support to Special Operations forces. In March 2002, the Company sold AIS.

Commercial Electronics. Raytheon's commercial electronics businesses produce, among other things, thin film filters for optical communications products, gallium arsenide MMIC components for direct broadcast satellite television receivers, gallium arsenide power amplifiers for wireless communications products, wireless broadband solutions, thermal imaging products for the public safety, industrial and automotive markets, automobile radar systems, marine electronics for the commercial and military marine market, and other electronic components for a wide range of applications.

Aircraft. Raytheon Aircraft offers a broad product line of aircraft and aviation services in the general aviation market. Raytheon Aircraft manufactures, markets and supports piston-powered aircraft, turboprops and business jets for the world's commercial, regional airlines and military aircraft markets.

Raytheon Aircraft's piston-powered aircraft line includes the single-engine Beech Bonanza and the twin-engine Beech Baron aircraft for business and personal flying. The segment's King Air turboprop series includes the Beech King Air C90B, B200, and 350. The jet line includes the Premier I entry-level jet, Beechjet 400A lightjet and the Hawker 800XP midsize business jet. Raytheon Aircraft also produces a 19-passenger regional airliner. A new super midsize business jet, the Hawker Horizon, is currently in development, with anticipated airplane certification and delivery in 2003.

The segment supplies aircraft training systems, including the T-6A trainer selected as the next-generation trainer for the U.S. Air Force and Navy under the Joint Primary Aircraft Training System (JPATS). Raytheon Aircraft produces special mission aircraft, including militarized versions of the King Airs and the U-125 search-and-rescue variant of the Hawker 800.

During 2001, the Company divested a 74 percent interest in Raytheon Aerospace which provides contractor logistics and training support for military and government aircraft around the world. Raytheon Aircraft Services operates a network of business aviation service operations at airports across the U.S., in the U.K. and Mexico. Raytheon Aircraft Parts and Inventory Distribution (RAPID) is Raytheon Aircraft's exclusive world-wide parts wholesale distributor. Raytheon Aircraft Charter and Management offers aircraft charter and management services to the U.S. market.

Raytheon Travel Air sells fractional shares in aircraft and provides aircraft management and transportation services for the owners of the shares. The Travel Air program includes the Hawker 800XP, Beechjet 400A and the King Air B200. The company has announced its intention to combine the Raytheon Travel Air fractional aircraft business with Flight Options in a transaction which is expected to close during the first quarter of 2002.

Divestitures

Consistent with Raytheon's strategy of focusing on and streamlining core businesses and paying down debt, the Company divested a number of business units in 2001. Cash proceeds from divestitures and sales of investments totaled $266 million.

                      SALES TO THE UNITED STATES GOVERNMENT

Sales to the United States Government (the "Government"), principally to the Department of Defense, were $12.0 billion in 2001 and $11.1 billion in 2000, representing 71% of total sales in 2001 and 66% of total sales in 2000. Of these sales, $0.6 billion in 2001 and $0.5 billion in 2000 represented purchases made by the Government on behalf of foreign governments.

                              GOVERNMENT CONTRACTS

The Company and its various subsidiaries act as a prime contractor or major subcontractor for many different Government programs, including those that involve the development and production of new or improved weapons or other types of electronic systems or major components of such systems. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of Government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The Government is required to adjust equitably a contract price for additions or reductions in scope or other changes ordered by it.

Generally, Government contracts are subject to oversight audits by Government representatives, and, in addition, they include provisions permitting termination, in whole or in part, without prior notice at the Government's convenience upon the payment of compensation only for work done and commitments made at the time of termination. In the event of termination for convenience, the contractor will receive some allowance for profit on the work performed. The right to terminate for convenience has not had any material adverse effect upon Raytheon's business in light of its total Government business.

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

The Company's fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, Raytheon agrees to perform a specific scope of work for a fixed price and as a result benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, Raytheon shares with the Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly under such incentive contracts, the Company's profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive type contracts, the Company usually receives either milestone payments equaling 90% of the contract price or monthly progress payments from the Government generally in amounts equaling 75% or 80% of costs incurred under Government contracts. The remaining amount, including profits or incentive fees, is billed upon delivery and final acceptance of end items under the contract.

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

Companies which are engaged in supplying defense-related equipment to the Government are subject to certain business risks, some of which are peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. See the "Risk Factors" section beginning on page 8 of this Report, for a description of additional business risks.

See "Sales to the United States Government" on page 5 of this Report for information regarding the percentage of the Company's revenues generated from sales to the Government.

                                     BACKLOG

The Company's backlog of orders at December 31, 2001 and 2000 was $26.5 billion. The 2001 amount includes backlog of approximately $17.8 billion from the Government compared with $17.4 billion at the end of 2000.

Approximately $4.4 billion of the overall backlog figure represents the unperformed portion of direct orders from foreign governments. Approximately $2.3 billion of the overall backlog represents non-government foreign backlog.

Approximately $14.7 billion of the $26.5 billion 2001 year-end backlog is not expected to be filled during the following twelve months. For additional information related to backlog figures, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Results on page 28 of the Company's 2001 Annual Report to Stockholders.

                            RESEARCH AND DEVELOPMENT

During 2001, Raytheon expended $475 million on research and development efforts compared with $526 million in 2000 and $508 million in 1999. These expenditures principally have been for product development for the Government and for aircraft products. In addition, Raytheon conducts funded research and development activities under Government contracts which is included in net sales. For additional information related to research and development efforts, see Note A to the Company's Financial Statements on page 38 of the Company's 2001 Annual Report to Stockholders.

                    RAW MATERIALS, SUPPLIERS AND SEASONALITY

Delivery of raw materials and supplies to Raytheon is generally satisfactory. Raytheon is sometimes dependent, for a variety of reasons, upon sole-source suppliers for procurement requirements. However, Raytheon has experienced no significant difficulties in meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. In recent years, revenues in the second half of the year have generally exceeded revenues in the first half. The timing of Government awards, the availability of Government funding, product deliveries and customer acceptance are among the factors affecting the periods in which revenues are recorded. Management expects this trend to continue in 2002.

                                   COMPETITION

The Company's defense electronics businesses are direct participants in most major areas of development in the defense, space, information gathering, data reduction and automation fields. Technical superiority and reputation, price, delivery schedules, financing, and reliability are among the principal competitive factors considered by electronics customers. The on-going consolidation of the U.S. and global defense, space and aerospace industries continues to intensify competition. Consolidation among U.S. defense, space and aerospace companies has resulted in a reduction in the number of principal prime contractors. As a result of this consolidation, the Company frequently partners on various programs with its major suppliers, some of whom are, from time to time, competitors on other programs.

The Aircraft segment competes primarily with four other companies in the business aviation industry. The principal factors for competition in the industry are price, financing, operating costs, product reliability, cabin size and comfort, product quality, travel range and speed, and product support. The Company believes it possesses competitive advantages in the breadth of our product line, the performance of our product line, and the strength of our product support.

                              PATENTS AND LICENSES

Raytheon and its subsidiaries own a large intellectual property portfolio which includes, by way of example, United States and foreign patents, unpatented know-how, trademarks and copyrights, all of which contribute significantly to the preservation of the Company's competitive position in the market. In certain instances, Raytheon has augmented its technology base by licensing the proprietary intellectual property of others. Although these patents and licenses are, in the aggregate, important to the operation of the Company's business, no existing patent, license, or similar intellectual property right is of such importance that its loss or termination would, in the opinion of management, have a material effect on the Company's business. Raytheon's patent position and intellectual property portfolio is deemed adequate for the conduct of its businesses.

                                   EMPLOYMENT

As of December 31, 2001, Raytheon had approximately 87,200 employees compared with approximately 93,700 employees at the end of 2000. The decrease is mainly due to divestitures during 2001.

Raytheon considers its union-management relationships to be positive, with few exceptions. In 2001, Raytheon successfully reached agreement on 8 labor contracts, with no work stoppages.

                               INTERNATIONAL SALES

Raytheon's sales to customers outside the United States (including foreign military sales) were 21% of total sales in 2001 and 2000 and 23% of total sales in 1999. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communication. Foreign subsidiary working capital requirements generally are financed in the countries concerned. Sales and income from international operations are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. Raytheon generally has been able to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments.

Raytheon utilizes the services of sales representatives and distributors in connection with foreign sales. Normally representatives are paid commissions and distributors are granted resale discounts in return for services rendered.

The export from the U.S. of many of Raytheon's products may require the issuance of a license by the Department of State under the Arms Export Control Act of 1976, as amended (formerly the Foreign Military Sales Act); or by the Department of Commerce under the Export Administration Act as kept in force by the International Emergency Economic Powers Act of 1977, as amended ("IEEPA"); or by the Treasury Department under IEEPA or the Trading with the Enemy Act of 1917, as amended. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15 or 30 days (depending on the identity of the country that will utilize the equipment and services) prior to authorizing such exports. During that time, Congress may take action to block a proposed export by joint resolution which is subject to Presidential veto.

                                  RISK FACTORS

The following are some of the factors the Company believes could cause its actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect the Company.

Because we have sold a number of our business units in recent years, our business is less diversified, which could reduce our earnings and might make us more susceptible to negative conditions in our remaining businesses.

Consistent with our strategy of focusing on and streamlining our core businesses and paying down our debt, during 1999, 2000 and 2001, we divested several non-core business units. In addition, in March 2002, we sold our Aircraft Integration Systems business. As a result of these divestitures, we no longer receive revenues from these operations and, without offsetting increases in revenues in our other businesses, our overall revenues would decrease, which would have a negative effect on our financial condition.

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

Our government business is also subject to specific procurement regulations and a variety of socio-economic and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to:

..    procurement integrity
..    export control
..    government security regulations
..    employment practices
..    protection of the environment
..    accuracy of records and the recording of costs

The termination of a government contract or relationship as a result of any of these acts would have a negative impact on our operations and could have a negative effect on our reputation and ability to procure other government contracts in the future.

In addition, sales to the government may be affected by:

..    changes in procurement policies
..    budget considerations
..    unexpected developments such as the terrorist attacks of September 11,
     2001, which change concepts of national defense
..    political developments abroad, such as those occurring in the wake of the
     September 11 attacks

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

Approximately 71% of our net sales in 2001 were to the U.S. Government. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government at our expense and are likely to continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for the size and structure of Raytheon. A shift in government defense spending to other programs in which we are not involved or a reduction in U.S. Government defense spending generally could have severe consequences for our results of operations.

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business in foreign countries.

In 2001, sales to international customers accounted for approximately 21% of our net sales. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

..    changes in regulatory requirements
..    domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements
..    fluctuations in foreign currency exchange rates
..    delays in placing orders
..    the complexity and necessity of using foreign representatives and consultants
..    the uncertainty of adequate and available transportation
..    the uncertainty of the ability of foreign customers to finance purchases
..    uncertainties and restrictions concerning the availability of funding credit or guarantees
..    imposition of tariffs or embargoes, export controls and other trade restrictions
..    the difficulty of management and operation of an enterprise spread over various countries
..    compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad
..    economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances

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

The military and commercial industries in which we operate are highly competitive. Our competitors range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms. Several established and emerging companies offer a variety of products for applications similar to those of our products. Our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. There can be no assurance that we can continue to compete effectively with these firms. In addition, some of our largest customers could develop the capability to manufacture products similar to products that we manufacture. This would result in these customers supplying their own products and competing directly with us for sales of these products, all of which could significantly reduce our revenues and seriously harm our business.

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

Both our commercial and defense markets are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

..    identify emerging technological trends in our target markets
..    develop and maintain competitive products.
..    enhance our products by adding innovative features that differentiate our products from those of our competitors
..    manufacture and bring products to market quickly at cost-effective prices
..    effectively structure our businesses, through the use of joint ventures, teaming agreements, and other forms of alliances, to the competitive environment

Specifically, at Raytheon Aircraft Company, our future success is dependent on our ability to meet scheduled timetables for the development, certification and delivery of new product offerings.

We believe that, in order to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new technology. Due to the design complexity of our products, we may in the future experience delays in completing development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products. The possibility that our competitors might develop new technology or products might cause our existing technology and products to become obsolete. If we fail in our new product development efforts or our products fail to achieve market acceptance more rapidly than our competitors, our revenues will decline and our business, financial condition and results of operations will be negatively affected.

Our financial performance is dependent on the timely and successful conversion of our defense products into commercial markets.

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

Generally we enter into contracts on a firm, fixed-price basis. This allows us to benefit from cost savings, but we carry the burden of cost overruns. If our initial estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts then we may not realize their full benefits. Our financial condition is dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns and cost controls would have a negative impact on our financial results.

We may incur additional charges in connection with the sale of Raytheon Engineers & Constructors to Washington Group International, Inc. ("WGI").

We have significant letters of credit, surety bonds, guarantees and other support agreements in place related to a number of leases and other agreements of our Raytheon Engineers & Constructors business unit, which we sold to WGI in July 2000. Many of these relate to ongoing engineering and construction projects, including two large power plants being built in Massachusetts that WGI has abandoned. We have recorded losses of $814 million on these two projects in 2001. Also during 2001, we recorded losses of $156 million related to other construction projects. The cost to complete all of these projects may ultimately be higher than our estimates. As a result of the sale of our engineering and construction business to WGI, we have become more heavily dependent upon third parties, including WGI, to perform construction management and other tasks which require industry expertise that we no longer possess. Also in connection with the sale of our engineering and construction business to WGI, we retained certain liabilities and risks. Some of these liabilities and risks were affected by the bankruptcy filing of WGI and a settlement (the "WGI Settlement") we entered into with WGI.

In the course of the bankruptcy proceeding, WGI rejected some ongoing construction projects. To the extent the Company has outstanding support agreements, the Company has honored those agreements and is working on those projects. There are risks that the costs incurred on these projects will increase beyond the Company's estimates because of factors such as labor productivity and availability of labor, the nature and complexity of the work to be performed, the impact of change orders, the recoverability of claims included in the estimate to complete and the outcome of defending claims asserted against the Company.

The WGI Settlement provides that WGI is responsible for certain payments and is required to assume certain obligations in connection with projects that WGI assumed in its bankruptcy proceeding. If WGI is unwilling or unable to perform these responsibilities, its obligations could become obligations of the Company because of the Company's guarantees, surety bonds and letters of credit.

While these potential obligations, liabilities and risks or the impact of them are difficult to predict, any one or more of these factors could have a material adverse impact on our financial condition.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

We are defendants in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

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

Some of our workforce is represented by labor unions.

Approximately 13,200 of our employees are unionized, which represented approximately 15% of our employees at December 31, 2001. As a result, we may experience prolonged work stoppages, which could adversely affect our business, and we are vulnerable to the demands imposed by our collective bargaining relationships. We cannot predict how stable these relationships, currently with 10 different U.S. labor organizations and 4 different non-U.S. labor organizations, will be or whether we will be able to meet the requirements of these unions without impacting the financial condition of Raytheon. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers, as well as a loss of revenues. That would adversely affect our results of operations.

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

Our certificate of incorporation and by-laws contain certain provisions, such as a classified board of directors, a provision prohibiting stockholder action by written consent, a provision prohibiting stockholders from calling special meetings and a provision authorizing our Board of Directors to consider factors other than stockholders' short-term interests in evaluating an offer involving a change in control. Also, we have a shareholder rights plan, which limits the ability of any person to acquire more than 15% of our common stock. These provisions could have the effect of delaying or preventing a change in control of Raytheon or the removal of Raytheon management, of deterring potential acquirors from making an offer to our stockholders and of limiting any opportunity to realize premiums over prevailing market prices for Raytheon common stock. Provisions of the shareholder rights agreement, which is incorporated as an exhibit to this filing, could also have the effect of deterring changes of control of Raytheon.

We depend on component availability, subcontractor performance and our key suppliers to manufacture and deliver our products and services.

Our manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. While we enter into long-term or volume purchase agreements with a few of our suppliers, we cannot be sure that materials, components, and subsystems will be available in the quantities we require, if at all. We are dependent for some purposes on sole-source suppliers. The recent economic downturn, especially in light of the terrorist attacks on September 11, 2001, may materially adversely affect certain of these suppliers. If any of them fails to meet our needs, we may not have readily available alternatives. Our inability to fill our supply needs would jeopardize our ability to satisfactorily and timely complete our obligations under government and other contracts. This might result in reduced sales, termination of one or more of these contracts and damage to our reputation and relationships with our customers. All of these events could have a negative effect on our financial condition.

The unpredictability of our results may harm the trading price of our securities, or contribute to volatility.

Our operating results may vary significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may fluctuate as a result of considerations that are difficult to forecast, such as:

..   volume and timing of product orders received and delivered
..   levels of product demand
..   consumer and government spending patterns
..   the timing of contract receipt and funding
..   our ability and the ability of our key suppliers to respond to changes in customer orders
..   timing of our new product introductions and the new product introductions of our competitors
..   changes in the mix of our products
..   cost and availability of components and subsystems
..   price erosion
..   adoption of new technologies and industry standards
..   competitive factors, including pricing, availability and demand for competing products
..   fluctuations in foreign currency exchange rates
..   conditions in the capital markets and the availability of project financing
..   the impact on recourse obligations at Raytheon Aircraft due to changes in the collateral value of financed aircraft
..   regulatory developments
..   general economic conditions, particularly the cyclical nature of the general aviation market in which we participate

The long-range impact of terrorist attacks, such as those that occurred on September 11, 2001, upon the markets in which we operate, our business operations, and our expectations is uncertain.

There can be no assurance that the current armed hostilities will not increase or that these terrorist attacks, or United States responses, will not lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to the economic instability in the United States. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers and could have an impact on our domestic and international sales, our supply chain, our production capability, our insurance premiums or the ability to purchase insurance and our ability to deliver our products to our customers. Political and economic instability in some regions of the world may also result and could negatively impact our business. Although we believe we are positioned well for defense priorities, that could well be offset by a decrease in civilian use of air travel, adversely affecting civil aircraft sales. In addition, the consequences of the terrorist attacks and armed conflicts are unpredictable, and their long-term effect upon the Company is uncertain.

               FORWARD-LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

This filing and the information we are incorporating by reference, including any statements relating to the Company's future plans, objectives, and projected future financial performance, contain or are based on, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "estimate," "intend," or "plan," variations of these words, and similar expressions, are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and actual results may differ materially. Given these uncertainties, readers of this filing should not rely on forward-looking statements. Forward-looking statements also represent the Company's estimates and assumptions only as of the date that they were made. The Company expressly disclaims any current intention to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing. Important factors that could cause actual results to differ include, but are not limited to those discussed in the immediately preceding section of this Item, under "Risk Factors."

Item 2.  Properties

The Company and its subsidiaries operate in a number of plants, laboratories, warehouses and office facilities in the United States and abroad.

At December 31, 2001, the Company utilized approximately 41 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 95% of which was located in the United States. Of this total, approximately 38% was owned, approximately 57% was leased, and approximately 5% was made available under facilities contracts for use in the performance of U. S. Government contracts. At December 31, 2001 the Company had approximately 1.1 million square feet of additional floor space that was not in use, including approximately 418,000 square feet in Company-owned facilities.

There are no major encumbrances on any of the Company's facilities other than financing arrangements which in the aggregate are not material. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and are adequate for the Company to operate at present levels.

At December 31, 2001, our business segments had major operations at the following locations:

..   Electronic Systems -- E. Camden, AZ; Tucson, AZ; El Segundo, CA; Goleta, CA;
    Long Beach, CA; Louisville, KY; Andover, MA; Bedford, MA; Sudbury, MA; Tewksbury, MA; Portsmouth, RI; Dallas, TX; Plano, TX; and Sherman, TX;

..   Command, Control, Communication and Information Systems -- Fullerton, CA;
    Aurora, CO; Largo, FL; St. Petersburg, FL; Ft. Wayne, IN; Landover, MD; Townson, MD; Marlboro, MA; State College, PA; Garland, TX; and Falls Church, VA;

..   Aircraft Integration Systems -- Lexington, KY; Greenville, TX; and Waco, TX;

..   Raytheon Technical Services Company -- Chula Vista, CA; Long Beach, CA;
    Indianapolis, IN; Burlington, MA; Norfolk and Reston, VA;

..   Commercial Electronics -- Andover, MA; Kiel, Germany; and Midland, Ontario;

..   Raytheon Aircraft Company -- Selma, AL; Little Rock, AR; Salina, KS;
    and Wichita, KS;

..    Administration and Services  -- Lexington, MA; and

..    Raytheon United Kingdom -- Harlow, England; and Glenrothes, Scotland;


       A summary of the utilized floor space at December 31, 2001, by business segment, follows:

                       (in square feet with 000's omitted)

                                          Leased   Owned   Gov't Owned   Total
                                          ------   -----   -----------   -----
Electronic Systems                         9,484   7,079         1,296    17,859
Command, Control, Communication
and Information Systems                    3,684   2,799             0     6,483
Aircraft Integration Systems               4,196     216           961     5,373
Raytheon Technical Services Company        3,076      98             0     3,174
Commercial Electronics                        33     924             0       957
Raytheon Aircraft Company                  2,643   3,918             0     6,561
Administration and Services (includes
domestic and international sales offices)    255     251             0       506
Raytheon International, Inc.                  69       0             0        69
Raytheon United Kingdom                       34     409             0       443
Discontinued Operations                        0       0             0         0

--------------------------------------------------------------------------------
TOTAL                                     23,474  15,694         2,257    41,425


Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in the "Risk Factors" section beginning on page 8 of this Report, in "Item 3. Legal Proceedings" immediately below, in Management's Discussion and Analysis of Financial Condition and Results of Operation - Commitments and Contingencies on page 31 of the Company's 2001 Annual Report to Stockholders and in Note M to the Company's Financial Statements on page 48 of the Company's 2001 Annual Report to Stockholders.

Item 3.      Legal Proceedings

The Company is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company's operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, the suspension of government export licenses, or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Company.

As previously reported, during late 1999, the Company and two of its officers were named as defendants in several purported class action lawsuits. These lawsuits were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants in a Consolidated and Amended Class Action Complaint (the "Consolidated Complaint") with the caption, In Re Raytheon Securities Litigation (Civil Action No. 12142-PBS),
         ------------------------------------
filed in the U.S. District Court in Massachusetts. The Consolidated Complaint principally alleges that the defendants violated federal securities laws by purportedly making misleading statements and by failing to disclose material information concerning the Company's financial performance during the purported class period of October 7, 1998 through October 12, 1999. On September 8, 2000, the Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. The plaintiffs opposed the motions. The court heard arguments on February 9, 2001 and took the motions under advisement. In August 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. Discovery is proceeding on the two circumstances that remain the subject of claims.

As previously reported, the Company also was named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits filed on October 25, 1999 in the Court of Chancery of the State of Delaware in and for New Castle County by Ralph Mirarchi and others (No. 17495- NC), and on November 24, 1999 in Middlesex County, Massachusetts, Superior Court by John Chevedden (No. 99-5782). On February 28, 2000, Mr. Chevedden filed another derivative action in the Delaware Chancery Court entitled John Chevedden v. Daniel P. Burnham, et al., (No. 17838- NC) and
               ------------------------------------------
on March 22, 2000, Mr. Chevedden's Massachusetts derivative action was dismissed. The Mirarchi and Chevedden derivative complaints contain allegations
               --------     ---------
similar to those included in the Consolidated Complaint in the In Re Raytheon
                                                                  -----------
Securities Litigation, and further allege that the defendants purportedly
---------------------
breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. On December 11, 2001, the Company and the individual defendants filed a motion to dismiss the Mirarchi complaint (the only one of these actions for which service of process of the complaint was by then completed.)

As previously reported, in March 2001, Washington Group International, Inc. (f/k/a Morrison Knudsen Corporation, and referred to below as "WGI") sued the Company in the District Court of the Fourth Judicial District of the State of Idaho in an action entitled, Washington Group International v. Raytheon Company,
                             --------------------------------------------------
et. al., (Case No. CV OC 0101422D) alleging breach of contract and fraud in
------
connection with the sale of the Raytheon Engineers & Constructors ("RE&C") business. WGI also sought specific performance of the purchase price adjustment provision in the Stock Purchase Agreement. The court appointed an independent accountant to resolve the purchase price adjustment dispute, and ordered that WGI's fraud and breach of contract claims be submitted to arbitration as the Company had requested. On November 8, 2001 the litigation with WGI was suspended upon the announcement of an agreement in principle of a settlement, which is noted below.

As previously reported, in May 2001, WGI filed for protection under Chapter 11 of the U.S. Bankruptcy Code in Reno, Nevada in an action entitled, In re
                                                                   -----
Washington Group International, Inc., et al. (Case No. BK-N-01-21627-GWZ). In
-------------------------------------------
connection with the filing, WGI filed a proposed plan of reorganization, which was amended and modified several times. In early August 2001, WGI filed an adversary proceeding against the Company alleging that the sale and various other transactions constituted "fraudulent transfers" (Docket #1, No. 01-3084). Also in early August 2001, the Company filed a proof of claim as an unsecured creditor in the bankruptcy case.

As previously reported, in June 2001, a purported class action lawsuit entitled, Muzinich & Co., Inc. et al v. Raytheon Company, et. al., (Civil Action No.
------------------------------------------------------
01-0284-S-BLW) was filed in federal court in Boise, Idaho allegedly on behalf of all purchasers of common stock or senior notes of WGI during the period April 17, 2000 through March 1, 2001 (the class period). The putative plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by purportedly misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed on October 1, 2001 alleging similar claims. The Company and the individual defendants filed a motion seeking to dismiss the action in mid-November 2001. The Court heard arguments on that motion on March 7, 2002 and it is currently evaluating the parties' arguments regarding dismissal.

As previously reported, the Company has been named as a nominal defendant and all of its directors have been named as defendants in two identical purported derivative lawsuits filed in Chancery Court in New Castle County, Delaware in July 2001, entitled Melvin P. Harr v. Barbara M. Barrett, et. al., (Civil Action
                    --------------------------------------------
No. 19018) and Howard Lasker v. Barbara M. Barrett, et. al., (Civil Action No.
               --------------------------------------------
19027). The Harr and Lasker derivative complaints contain allegations similar to
            ----     ------
those included in the Muzinich class action complaint and further allege that
                      --------
the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary for prudent management and control of the Company's operations. On December 11, 2001, the Company and the individual defendants filed a motion to dismiss the Harr complaint, the only one of these actions for which service was by then completed. In addition, the Company has been named as a nominal defendant and members of its Board of Directors and several current and former officers have been named as defendants in another purported shareholder derivative action entitled Richard J. Kager v.
                                                            ------------------
Daniel P. Burnham, et. al., (Civil Action No. 01-11180-JLT) filed in July 2001
--------------------------
in the U. S. District Court in Massachusetts. The Kager derivative complaint
                                                  -----
contains
allegations similar to those included in the Muzinich complaint, and further
                                             --------
alleges that the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary for prudent management and control of the Company's operations.

On November 8, 2001, all claims and litigation between the Company and WGI referenced above were suspended upon the announcement of an agreement in principle of a settlement that, among other things, would end all pending litigation between the Company and WGI. The settlement between the Company and WGI was part of WGI's plan of reorganization (the "Plan"), which was confirmed by the Bankruptcy Court on December 21, 2001. On January 4, 2002, the Bankruptcy Court approved the WGI settlement documents. On January 25, 2002, the parties executed and delivered the WGI settlement documents and the Plan became effective. Appeals have been filed challenging the Bankruptcy Court's orders approving the Plan and approving the settlement between the Company and WGI, however the WGI settlement documents are now effective and are being implemented and the litigation between the Company and WGI has been dismissed. For additional information related to the settlement between the Company and WGI and liability relating to the Company's former engineering and construction business, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations on page 28 of the Company's 2001 Annual Report to Stockholders and Note B Discontinued Operations to the Company's Financial Statements on page 40 of the Company's 2001 Annual Report to Stockholders.

Although the Company believes that it and the other defendants have meritorious defenses to the claims made in each and all of the aforementioned complaints and intends to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company's financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits.

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

As previously reported, the Department of Justice has informed the Company that the Government has concluded its investigation of the contemplated sale by Raytheon Canada Ltd., a subsidiary of the Company, of troposcatter radio equipment to a customer in Pakistan. The Company has produced documents in response to grand jury subpoenas, and grand jury appearances have taken place. The Company has cooperated fully with the investigation. The Government has not informed the Company of a final decision with respect to this matter. An adverse decision relating to this matter ultimately could have a material adverse effect on the Company's results of operations or financial condition.

As previously reported, the Company has been cooperating with the staff of the Securities and Exchange Commission, which is conducting an investigation relating to the Company's former engineering and construction business and related accounting and other matters. The Company has been responding to subpoenas, providing documents and information to the SEC staff, and is continuing to cooperate with the SEC staff in its investigation. The Company is unable to predict the outcome of the inquiry or any action that the SEC might take.

The Company is permitted to charge to its Government contracts an allocable portion of the amount that the Company accrues for self-insurance. There is a disagreement between the Company and the Government about the way that the Company allocated self-insurance charges for product liability risks associated with its Raytheon Aircraft business units. The Government has not asserted a claim for a specific amount, but the allocation practice at issue was adopted in 1988 and the Government claim could be material when it is quantified.

The Company is involved in various stages of investigation and cleanup relative to remediation of various environmental sites. All appropriate costs incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of the Company's responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability will not have a material effect on the Company's financial position, liquidity or results of operations. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in the "Risk Factors" section beginning on page 8 of this Report, in Management's Discussion and Analysis of Financial Condition and Results of Operation - Commitments and Contingencies on page 31 of the Company's 2001 Annual Report to Stockholders and in Note M to the Company's Financial Statements on page 48 of the Company's 2001 Annual Report to Stockholders.

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

Raytheon Aircraft is a defendant in a number of product liability lawsuits which allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. Raytheon Aircraft maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. Additional information regarding aircraft product liability insurance is contained in Note M to the Company's Financial Statements on page 47 of the Company's 2001 Annual Report to Stockholders.

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

Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on the Company's financial position, liquidity or results of operations after giving effect to provisions already recorded.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4(A).  Executive Officers of the Registrant

The executive officers of the Company are listed below. Each executive officer was elected by the Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Daniel P. Burnham: Chairman and Chief Executive Officer since July 31, 1999. Prior thereto, Mr. Burnham served as President and Chief Executive Officer from December 1, 1998 to July 31, 1999 and as President and Chief Operating Officer from July 1, 1998 to December 1, 1998. Prior to joining the Company, Mr. Burnham was Vice Chairman of AlliedSignal, Inc. from October 1997 and President of AlliedSignal Aerospace and an Executive Vice President of AlliedSignal, Inc. from 1992 until becoming Vice Chairman in 1997. Age: 55.

Franklyn A. Caine: Senior Vice President and Chief Financial Officer since April 1999. Prior to assuming his present position, Mr. Caine was Executive Vice President and Chief Financial Officer of Wang Laboratories, Inc. from 1994. Age:
52.

Richard J. Foley: Vice President and Corporate Director of Contracts since February 1999. Prior to assuming his present position, Mr. Foley was appointed Corporate Director of Contracts in April 1998. Between 1995 and 1998, Mr. Foley was the Manager of Contracts of Raytheon's Electronic Systems Division. Mr. Foley has served Raytheon for more than 35 years holding senior contract management positions with the Company. Age: 57.

Richard A. Goglia: Vice President and Treasurer since January 1999. Prior to assuming such position, Mr. Goglia was Director, International Finance from March 1997. Prior to joining the Company, Mr. Goglia was Senior Vice President--Corporate Finance, GE Capital

Corporation from 1989. Age: 50.

Francis S. Marchilena: Executive Vice President of Raytheon Company and President - Command, Control, Communication and Information Systems since June 2000. Prior to assuming his present position, Mr. Marchilena was Senior Vice President and General Manager of the Command, Control and Communication Systems Segment and Executive Vice President and General Manager of the Training and Services Segment of the former Raytheon Systems Company. Between 1996 and 1998, Mr. Marchilena was the Assistant General Manager for Raytheon Electronic Systems. Mr. Marchilena has served Raytheon for more than 33 years holding increasingly responsible management positions with the Company. Age: 56.

Neal E. Minahan: Senior Vice President and General Counsel since July 2001. Prior to assuming his present position, Mr. Minahan was Vice President and Deputy General Counsel from December 1999 to June 2001; Senior Vice President, Raytheon Systems Company from December 1998 to November 1999; Deputy General Counsel Raytheon Company, January 1998 to November 1998 and Assistant General Counsel from 1990 to January 1998. Prior to that, he was Counsel from 1972 to 1990. Age: 57.

Keith J. Peden: Senior Vice President - Human Resources since March 2001. Prior to assuming his present position, Mr. Peden was Vice President Deputy Director - Human Resources since November 1997 and Corporate Director of Benefits and Compensation since April 1993. Age: 51.

Edward S. Pliner: Vice President and Corporate Controller since April 2000. Prior to assuming his present position, Mr. Pliner was a Partner of PricewaterhouseCoopers LLP from September 1995. Age: 44.

Rebecca B. Rhoads: Vice President and Chief Information Officer since April 2001. Prior to assuming her present position, Ms. Rhoads was Vice President of Information Systems Technology for Raytheon Electronic Systems from February 2000 and Vice President of Information Technology, Defense Systems Segment since July 1999. Between 1996 and 1999, Ms. Rhoads was Director of the Raytheon Test Systems Design Center. Age: 44.

James E. Schuster: Executive Vice President of Raytheon Company and Chairman and Chief Executive Officer - Raytheon Aircraft Company since May 2001. Prior to assuming his present position, Mr. Schuster was Vice President of Raytheon Company and President of Aircraft Integration Systems from April 2000 and Senior Vice President and Deputy General Manager for Aircraft Integration Systems since September 1999. Prior to joining the Company, Mr. Schuster was President, Motors & Generators, Magnetex, Inc. since 1996. Age: 48.

Gregory S. Shelton: Vice President - Engineering and Technology since May 2001. Prior to assuming his present position, Mr. Shelton served as Vice President of Engineering for Raytheon's missiles business since 1998. Prior to that, he was Vice President, Engineering for Hughes Weapons Systems segment from 1996 to 1997. He also served as Vice President and Product Line Manager, Air Missiles and Advanced Programs and Technology for Hughes Missile Systems Company from 1995 to 1996. Age: 51.

William H. Swanson: Executive Vice President of Raytheon Company and President - Electronic Systems since January 2000. Prior to assuming his present position, Mr. Swanson was Executive Vice President and Chairman and Chief Executive Officer of Raytheon Systems Company from December 1997; Executive Vice President and General Manager - Raytheon Electronic Systems Division from March 1995; and Senior Vice President and General Manager - Missile Systems Division from 1990. Mr. Swanson has served Raytheon for more than 28 years holding increasingly responsible management positions with the Company. Age: 53.

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

At December 31, 2001, there were 76,041 record holders of the Company's common stock. Additional information required by this Item 5 is contained on page 56 of the Company's 2001 Annual Report to Stockholders and in Note Q to the Company's Financial Statements on page 53 of the Company's 2001 Annual Report to Stockholders and is incorporated herein by reference.

During 2001, the Company eliminated its dual class capital structure and reclassified its Class A and Class B common stock into a single new class of common stock. The Company also effected a 20-for-1 reverse-forward stock split that resulted in holders of fewer than 20 shares of common stock being cashed out of their holdings.

In May 2001, the Company issued 17,250,000, 8.25 percent, equity security units for $50 per unit totaling $837 million, net of offering costs. Also, in May 2001, the Company issued 14,375,000 shares of common stock for $27.50 per share. In October 2001, the Company issued 31,578,900 shares of common stock for $33.25 per share. Sales of the foregoing securities were registered under the Securities Act of 1933, as amended. The proceeds of the offerings were used to reduce debt and for general corporate purposes.

Item 6.  Selected Financial Data

The information required by this Item 6 is included in the "Five Year Statistical Summary" contained in the Company's 2001 Annual Report to Stockholders on page 23 and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this Item 7 is contained in the Company's 2001 Annual Report to Stockholders on pages 24 through 33 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item 7A is contained in the Company's 2001 Annual Report to Stockholders on page 33 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Selected quarterly financial data is contained in Note Q on page 53 and the financial statements and supplementary data of the Company are on pages 34 through 54, respectively, of the Company's 2001 Annual Report to Stockholders and are incorporated herein by reference. Schedules required under Regulation S-X are filed as "Financial Statement Schedules" pursuant to Item 14 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding the directors of the Company is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2002 under the captions "The Board of Directors and Board Committees" and "Election of Directors" and is incorporated herein by reference. Information regarding the executive officers of the Company is contained in Part I, Item 4(A) of this Form 10-K.

Item 11.  Executive Compensation

This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2002 under the caption "Executive Compensation" and, except for the information required by Items 402(k) and 402(l) of Regulation S-K, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2002 under the caption "Stock Ownership" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

This information is contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2002 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements and Schedules

          (1) The following financial statements of Raytheon Company as contained in Raytheon's 2001 Annual Report to Stockholders, are hereby incorporated by reference:

                Balance Sheets at December 31, 2001 and 2000

                Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

                Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

                Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

                Notes to Consolidated Financial Statements for the Year Ended December 31, 2001

          (2)  The following financial statement schedule is included herein:

                Schedule II, Reserves for the Three Years Ended December 31,
                2001

                Schedules I, III and IV are omitted because they are not required, not applicable or the information is otherwise included.

          (3) The reports of Raytheon's independent auditors with respect to the above referenced financial statements and financial statement schedule are hereby incorporated by reference

     (b)   Reports on Form 8-K

           Raytheon Company Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2001

           Raytheon Company Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2001

     (c)   Exhibits

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

    3.3 Certificate of Amendment of Restated Certificate of Incorporation of Raytheon Company to effect a reverse stock split of the Registrant's Class A and Class B common stock, filed as an exhibit to Raytheon's Registration Statement on Form S-8, File No. 333-52535, is hereby incorporated by reference.

    3.4 Certificate of Amendment of Restated Certificate of Incorporation of Raytheon Company to effect a forward stock split of the Registrant's Class A and Class B common stock, filed as an exhibit to Raytheon's Registration Statement on Form S-8, File No. 333-52535, is hereby incorporated by reference.

    3.5 Certificate of Amendment of Restated Certificate of Incorporation of Raytheon Company to reclassify the Registrant's Class A and Class B common stock into a single new class of common stock, filed as an exhibit to Raytheon's Registration Statement on Form S-8, File No. 333-52535, is hereby incorporated by reference.

    4.1 Indenture relating to Senior Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to Former Raytheon's Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

    4.2 Indenture relating to Subordinated Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to Former Raytheon's Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

    4.3 Supplemental Indenture dated as of December 17, 1997 between Raytheon Company and The Bank of New York, Trustee filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

    4.4 Second Supplemental Indenture, dated as of May 9, 2001, between Raytheon Company and the Bank of New York, filed as an exhibit to Raytheon's Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

    4.5 Rights Agreement dated as of December 15, 1997 between the Company and State Street Bank and Trust Company, as Rights Agent, filed as an exhibit to the Company's Registration Statement on Form 8-A, File No. 1-13699, is hereby incorporated by reference.

    4.6 Amendment to Rights Agreement dated as of May 15, 2001 between the Company and State Street Bank and Trust Company, as Rights Agent.*

    4.7 Agreement of Substitution and Amendment of Rights Agreement dated as of March 5, 2002 between the Company and American Stock Transfer and Trust Company.*

    4.8 Form of Senior Debt Securities filed as an exhibit to Raytheon's Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

    4.9 Form of Subordinated Debt Securities filed as an exhibit to Raytheon's Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

    4.10 Certificate of Trust of RC Trust I filed as an exhibit to Raytheon's Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

    4.11 Amended and Restated Declaration of Trust of RC Trust I, dated as of May 9, 2001, among Raytheon Company, The Bank of New York as initial Property Trustee, The Bank of New York (Delaware) as initial Delaware Trustee, and the Regular Trustee, filed as an exhibit to Raytheon's Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

    4.12 Certificate of Trust of RC Trust II filed as an exhibit to Raytheon's Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

    4.13 Declaration of Trust of RC Trust II filed as an exhibit to Raytheon's Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

    4.14 Purchase Contract Agreement dated May 9, 2001, filed as an exhibit to Raytheon's filing on Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

    4.15 Form of Preferred Security filed as an exhibit to Raytheon's Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

    4.16 Pledge Agreement dated May 9, 2001, among Raytheon Company, Bank One Trust Company, N.A., as Collateral Agent, Custodial Agent and Securities Intermediary and the Bank of New York, as Purchase Contract Agent, filed as an exhibit to Raytheon's Form 8-K/A, dated May 10, 2001, is hereby incorporated by reference.

    4.17 Form of Remarketing Agreement among Raytheon Company and The Bank of New York as Purchase Contract Agent, filed as an exhibit to Raytheon's Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

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

    10.4 Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333-52535, is hereby incorporated by reference.

    10.5 Plan for Granting Stock Options in Substitution for Stock Options Granted by Texas Instruments Incorporated, filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333- 45629, is hereby incorporated by reference.

    10.6 Plan for Granting Stock Options in Substitution for Stock Options Granted by Hughes Electronics Corporation, filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333- 45629, is hereby incorporated by reference.

    10.7 Raytheon Company 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

    10.8 Raytheon Company Deferral Plan for Directors, filed as an exhibit to Former Raytheon's Registration Statement on Form S-8, File No. 333-22969, is hereby incorporated by reference.

         10.9 Form of Executive Change in Control Severance Agreement between the Company and each of the following executives: Franklyn A. Caine, Francis S. Marchilena, Neal E. Minahan, Keith J. Peden, James E. Schuster and William H. Swanson.*

        10.10 Form of Executive Change in Control Severance Agreement between the Company and each of the following executives: Richard A. Goglia, Edward S. Pliner, Rebecca R. Rhoads, and Gregory S. Shelton.*

        10.11 Employment Agreement between Raytheon Company and Daniel P. Burnham, filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is hereby incorporated by reference.

        10.12 Severance Agreement between Raytheon Company and Daniel P. Burnham, filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is hereby incorporated by reference.

        10.13 Employment Agreement between Raytheon Company and Franklyn A. Caine, filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended April 4, 1999, is hereby incorporated by reference.

        10.14 Amendment to William H. Swanson's Change in Control Severance Agreement, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

        10.15 Employment Agreement between Raytheon Company and Edward S.
              Pliner.*

        10.16 Retention Agreement between Raytheon Company and Hansel E. Tookes, II, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference.

        10.17 Letter Agreement between Raytheon Company and Hansel E. Tookes, II amending the Retention Agreement referenced in Exhibit
              10.16 between the parties dated as of April 7, 2000.*

        10.18 Employment Agreement between Raytheon Company and Keith J.
              Peden.*

        10.19 HE Holdings, Inc. Five Year Competitive Advance and Revolving Credit Facility, filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-37223, is hereby incorporated by reference.

        10.20 Third Amended and Restated Purchase and Sale Agreement dated as of March 9, 2001 among

               Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein, filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, is hereby incorporated by reference.

         10.21 Reaffirmation of Amended and Restated Repurchase Agreement dated as of March 9, 2001 among Raytheon Aircraft Company and the Purchasers named therein, filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, is hereby incorporated by reference.

         10.22 Amendment and Reaffirmation of Amended and Restated Guarantee dated as of March 9, 2001 among Raytheon Company and the Purchasers named therein, filed as an exhibit to Raytheon's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001, is hereby incorporated by reference.

         10.23 364 Day Competitive Advance and Revolving Credit Facility dated as of November 28, 2001, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.*

         10.24 Five-Year Competitive Advance and Revolving Credit Facility dated as of November 28, 2001, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.*

         10.25 Raytheon Savings and Investment Plan, as amended and restated effective January 1, 1999, filed as an exhibit to Raytheon's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

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

         10.29 Guarantee Agreement, dated as of May 9, 2001, between Raytheon Company and The Bank of New York as initial Guarantee Trustee, filed as an exhibit to Raytheon's Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

         10.30 Raytheon Supplemental Executive Retirement Plan.*

         12 Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends for the year ended December 31, 2001.*

         13 Raytheon Company 2001 Annual Report to Stockholders (furnished for the information of the Commission and not to be deemed "filed" as part of this Report except to the extent that portions thereof are expressly incorporated herein by reference).*

          21   Subsidiaries of Raytheon Company.*

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

Dated:       March 18, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                                 TITLE                        DATE

/s/ Daniel P. Burnham
                                       Chairman and Chief         March 18, 2002
-----------------------                Executive Officer
Daniel P. Burnham                      (Principal Executive
                                       Officer)
/s/ Barbara M. Barrett

----------------------                 Director                   March 18, 2002
 Barbara M. Barrett

/s/ Ferdinand Colloredo-Mansfeld

--------------------------------       Director                   March 18, 2002
Ferdinand Colloredo-Mansfeld

/s/ John M. Deutch

--------------------                   Director                   March 18, 2002
John M. Deutch

/s/ Thomas E. Everhart
                                       Director                   March 18, 2002
----------------------
Thomas E. Everhart

/s/ John R. Galvin

--------------------                   Director                   March 18, 2002
John R. Galvin

/s/ L. Dennis Kozlowski

-------------------                    Director                   March 18, 2002
L. Dennis Kozlowski

/s/ Henrique de Campos Meirelles

---------------------------            Director                   March 18, 2002
Henrique de Campos Meirelles

/s/ Frederic M. Poses

---------------------                  Director                   March 18, 2002
Frederic M. Poses

/s/ Warren B. Rudman

-----------------                  Director                       March 18, 2002
Warren B. Rudman

/s/ Michael C. Ruettgers
                                   Director                       March 18, 2002
----------------------
Michael C. Ruettgers

/s/ William R. Spivey

---------------------              Director                       March 18, 2002
William R. Spivey

/s/ Alfred M. Zeien
                                   Director                       March 18, 2002
----------------------
Alfred M. Zeien

/s/ Edward S. Pliner

----------------------             Vice President and             March 18, 2002
Edward S. Pliner                   Corporate Controller
                                   (Chief Accounting Officer)

                                RAYTHEON COMPANY
                                ----------------
                             SCHEDULE II - RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001
                   -------------------------------------------
                                  (In millions)


COLUMN A                              COLUMN B                         COLUMN C             COLUMN D       COLUMN E

                                      Balance at        Charged to        Charged to      Deductions      Balance at
                                      beginning            costs           other          Note (1)        end of
    Description                       of period         and expenses      accounts                        Period
    -----------                       ---------                                                           ------
Year ended December 31, 2001:

     Allowance for doubtful
        accounts receivable                $22.9                 $2.3             -              $2.9          $22.3

Year ended December 31, 2000:

     Allowance for doubtful
        accounts receivable                $26.6                 $3.9              -             $7.6          $22.9

Year ended December 31, 1999:

     Allowance for doubtful                $20.8                 $8.3              -             $2.5          $26.6
     Accounts receivable


Note (1) - Uncollectible accounts and adjustments, less recoveries.