Form 10-Q
period 2002-03-31
RAYTHEON CO/
filed 2002-04-24
CIK 1047122

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

// Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ............ to ...............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Number of shares of common stock outstanding as of March 31, 2002: 398,207,000

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAYTHEON COMPANY
----------------

BALANCE SHEETS (Unaudited)

                                                                           March 31, 2002       Dec. 31, 2001
                                                                           --------------       -------------
                                                                                      (In millions)
ASSETS
Current assets
    Cash and cash equivalents                                                $   1,484            $    1,214
    Accounts receivable, less allowance for
        doubtful accounts                                                          375                   480
    Contracts in process                                                         3,609                 3,165
    Inventories                                                                  2,012                 2,030
    Deferred federal and foreign income taxes                                      616                   669
    Prepaid expenses and other current assets                                      160                   309
    Assets from discontinued operations                                            150                 1,631
                                                                             ---------            ----------
         Total current assets                                                    8,406                 9,498
Property, plant, and equipment, net                                              2,293                 2,196
Goodwill, net                                                                   11,359                11,370
Other assets, net                                                                3,597                 3,572
                                                                             ---------            ----------
                  Total assets                                               $  25,655            $   26,636
                                                                             =========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable and current portion
        of long-term debt                                                    $   1,792            $    1,363
    Advance payments, less contracts in
        process                                                                    921                   883
    Accounts payable                                                               782                   910
    Accrued salaries and wages                                                     561                   573
    Other accrued expenses                                                       1,366                 1,490
    Liabilities from discontinued operations                                       369                   550
                                                                             ---------            ----------
         Total current liabilities                                               5,791                 5,769
Accrued retiree benefits and other
    long-term liabilities                                                        1,252                 1,283
Deferred federal and foreign income taxes                                          908                   563
Long-term debt                                                                   5,995                 6,874
Mandatorily redeemable equity securities                                           857                   857
Stockholders' equity                                                            10,852                11,290
                                                                             ---------            ----------
                  Total liabilities and stockholders' equity                 $  25,655            $   26,636
                                                                             =========            ==========

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
----------------
STATEMENTS OF INCOME (Unaudited)

                                                                                         Three Months Ended
                                                                               March 31, 2002          April 1, 2001
                                                                               --------------          -------------
                                                                              (In millions except per share amounts)

Net sales                                                                        $    3,911                $   3,772
                                                                                 ----------                ---------

Cost of sales                                                                         3,160                    3,072
Administrative and selling expenses                                                     294                      270
Research and development expenses                                                       104                      122
                                                                                 ----------                ---------

Total operating expenses                                                              3,558                    3,464
                                                                                 ----------                ---------

Operating income                                                                        353                      308
                                                                                 ----------                ---------

Interest expense, net                                                                   132                      180
Other expense (income), net                                                               8                      (30)
                                                                                 ----------                ---------

Non-operating expense, net                                                              140                      150
                                                                                 ----------                ---------

Income from continuing operations before taxes                                          213                      158
Federal and foreign income taxes                                                         64                       64
                                                                                 ----------                ---------

Income from continuing operations                                                       149                       94
                                                                                  ---------                ---------

Discontinued operations
     Loss from discontinued operations                                                  (16)                    (332)
     Tax (provision) benefit                                                           (208)                     114
                                                                                  ---------                ---------
                                                                                       (224)                    (218)
                                                                                  ---------                ---------

Loss before extraordinary item and accounting change                                    (75)                    (124)

Extraordinary gain from debt repurchases, net of tax                                    1                        -

Change in accounting principle, net of tax                                           (360)                       -
                                                                                ---------                ---------
Net loss                                                                        $    (434)               $    (124)
                                                                                =========                =========
Earnings per share from continuing operations
       Basic                                                                   $     0.38                $    0.28
       Diluted                                                                 $     0.37                $    0.27

Loss per share
       Basic                                                                   $    (1.10)               $   (0.36)
       Diluted                                                                 $    (1.07)               $   (0.36)

Dividends declared per share                                                   $     0.20                $    0.20

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
----------------
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       Three Months Ended
                                                                             March 31, 2002          April 1, 2001
                                                                             --------------          -------------
                                                                                          (In millions)
Cash flows from operating activities
     Income from continuing operations                                          $      149           $         94
     Adjustments to reconcile income from continuing
        operations to net cash used in operating activities,
        net of the effect of divestitures
         Depreciation and amortization                                                  88                    164
         Net gain on sale of operating units                                             -                    (38)
         Decrease in accounts receivable                                                16                     15
         (Increase) decrease in contracts in process                                  (447)                   134
         Increase in inventories                                                       (18)                  (237)
         Decrease (increase) in current deferred federal and
            foreign income taxes                                                        77                    (63)
         Decrease in prepaid expenses and other
            current assets                                                             103                     23
         Increase (decrease) in advance payments                                        48                   (182)
         Decrease in accounts payable                                                 (114)                  (101)
         Decrease in accrued salaries and wages                                        (14)                    (2)
         Decrease in other accrued expenses                                            (53)                  (177)
         Other adjustments, net                                                         78                     73
                                                                                ----------           ------------
     Net cash used in operating activities from continuing
         operations                                                                    (87)                  (297)
     Net cash used in operating activities from discontinued
         operations                                                                   (224)                  (138)
                                                                                ----------           ------------
Net cash used in operating activities                                                 (311)                  (435)
                                                                                ----------           ------------
Cash flows from investing activities
         Sale of financing receivables, net of repurchases                              (4)                   215
         Origination of financing receivables                                          (87)                  (201)
         Collection of financing receivables not sold                                   31                     14
         Expenditures for property, plant, and equipment                               (85)                   (95)
         Proceeds from sales of property, plant, and equipment                           9                      3
         Expenditures for internal use software                                        (26)                   (34)
         Increase in other assets                                                      (26)                    (4)
         Hughes Defense settlement                                                     134                      -
         Proceeds from sale of operating units                                       1,123                    111
                                                                                ----------           ------------
     Net cash provided by investing activities from continuing
         operations                                                                  1,069                      9
     Net cash used in investing activities from discontinued
         operations                                                                      -                     (9)
                                                                                ----------           ------------
Net cash provided by investing activities                                            1,069                      -
                                                                                ----------           ------------
Cash flows from financing activities
         Dividends paid                                                                (79)                   (68)
         (Decrease) increase in short-term debt                                       (344)                   108
         (Decrease) increase in long-term debt                                         (93)                     4
         Proceeds under common stock plans                                              28                      3
                                                                                ----------           ------------
Net cash (used in) provided by financing activities                                   (488)                    47
                                                                                ----------           ------------
Net increase (decrease) in cash and cash equivalents                                   270                   (388)
Cash and cash equivalents at beginning of year                                       1,214                    871
                                                                                ----------           ------------
Cash and cash equivalents at end of period                                      $    1,484           $        483
                                                                                ==========           ============

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
----------------

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation
-------------------------

The accompanying unaudited financial statements of Raytheon Company (the "Company") have been prepared on substantially the same basis as the Company's annual consolidated financial statements. These interim unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Significant changes to the information included in the Form 10-K have been noted in this Form 10-Q. The information furnished has been prepared from the accounts of the Company without audit. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. The financial statements for all periods presented have been restated to reflect the disposition of Aircraft Integration Systems (AIS) as disclosed in Note 9, Discontinued Operations. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Restructuring
-----------------

All previously disclosed restructuring actions have been essentially completed, except for ongoing idle facility costs for which the Company spent $2 million in the first quarter of 2002. The restructuring-related accrued liability at March 31, 2002 was $22 million.

3.  Business Segment Reporting
------------------------------

The Company operates in five segments: Electronic Systems; Command, Control, Communication and Information Systems; Technical Services; Commercial Electronics; and Aircraft. Segment net sales and operating income include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes Company-wide accruals and over/under applied overhead that have not been attributed to a particular segment and intersegment sales and profit eliminations. In addition, the AIS segment was discontinued.

Segment financial results were as follows:

                                                                                       Net Sales
                                                                                  Three Months Ended
                                                                        March 31, 2002           April 1, 2001
                                                                        --------------           -------------
                                                                                    (In millions)
Electronic Systems                                                          $2,110                  $1,901
Command, Control, Communication
        and Information Systems                                                970                     855
Technical Services                                                             528                     479
Commercial Electronics                                                          99                     121
Aircraft                                                                       494                     637
Corporate and Eliminations                                                    (290)                   (221)
                                                                            ------                  ------
Total                                                                       $3,911                  $3,772
                                                                            ======                  ======

                                                                                  Operating Income
                                                                                 Three Months Ended
                                                                       March 31, 2002         April 1, 2001
                                                                       --------------         -------------
                                                                                    (In millions)

Electronic Systems                                                      $      295            $        237
Command, Control, Communication
        and Information Systems                                                102                      84
Technical Services                                                              37                      37
Commercial Electronics                                                          (6)                     (6)
Aircraft                                                                       (41)                     (4)
Corporate and Eliminations                                                     (34)                    (40)
                                                                        -----------           ------------
Total                                                                   $      353            $        308
                                                                        ==========            ============

                                                                                  Identifiable Assets
                                                                        March 31, 2002        Dec. 31, 2001
                                                                        --------------        -------------
                                                                                    (In millions)

Electronic Systems                                                      $    10,803           $     10,497
Command, Control, Communication
        and Information Systems                                               5,236                  5,113
Technical Services                                                            1,625                  1,656
Commercial Electronics                                                          657                    683
Aircraft                                                                      3,183                  3,126
Corporate                                                                     4,001                  3,930
                                                                        -----------           ------------
Total                                                                   $    25,505           $     25,005
                                                                        ===========           ============

Net sales includes intersegment sales during the first quarter of 2002 and 2001, respectively, of $74 million and $50 million for Electronic Systems, $32 million and $28 million for Command, Control, Communication and Information Systems, $157 million and $117 million for Technical Services, $26 million and $25 million for Commercial Electronics, and $1 million and $1 million for Aircraft.

4.  Inventories
---------------

Inventories consisted of the following at:

                                                                        March 31, 2002          Dec. 31, 2001
                                                                        --------------          -------------
                                                                                    (In millions)

Finished goods                                                            $      589            $       642
Work in process                                                                1,176                  1,111
Materials and purchased parts                                                    394                    424
Excess of current cost over LIFO values                                         (147)                  (147)
                                                                          ----------            -----------
Total                                                                     $    2,012            $     2,030
                                                                          ==========            ===========

5.  Special Purpose Entities
----------------------------

In connection with the sale of receivables, Raytheon Aircraft Receivables Corporation, a special purpose entity, continued in existence at March 31, 2002. The outstanding balance in the Company's off balance sheet receivables facility at March 31, 2002 was $1,336 million versus $1,448 million at December 31, 2001. No material gain or loss resulted from the sales of receivables.

6.  Notes Payable and Long-term Debt
------------------------------------

In the first quarter of 2002, the Company repurchased long-term debt with a par value of $96 million and recorded an extraordinary gain of $1 million, net of tax.

The Company's most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, be at least 2.5 times net interest expense for the trailing four quarters. The Company was in compliance with this covenant during the first quarter of 2002.

7.  Equity Security Units
-------------------------

At March 31, 2002 and December 31, 2001, there were 17,250,000 equity security units outstanding. Each equity security unit consists of a contract to purchase shares of the Company's common stock on May 15, 2004 which will result in cash proceeds to the Company of $863 million, and a mandatorily redeemable equity security, with a stated liquidation amount of $50 due on May 15, 2006 which will require a cash payment by the Company of $863 million. The contract obligates the holder to purchase, for $50, shares of common stock equal to the settlement rate. The settlement rate is equal to $50 divided by the average market value of the Company's common stock at that time. The settlement rate cannot be greater than 1.8182 or less than 1.4903 shares of common stock per purchase contract. Using the treasury stock method, there is no effect on the computation of shares for diluted earnings per share if the average market value of the Company's common stock is between $27.50 and $33.55 per share. During the first quarter of 2002 the average market value was $36.87 per share, therefore, the Company included 2.3 million shares related to the equity security units in its computation of shares for diluted earnings per share. The contract requires a quarterly distribution, which is recorded as a reduction in additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. The mandatorily redeemable equity security pays a quarterly distribution, which is included in interest expense, of 7% per year of the stated liquidation amount of $50 per mandatorily redeemable equity security until May 15, 2004. On May 15, 2004, following a remarketing of the mandatorily redeemable equity securities, the distribution rate will be reset at a rate equal to or greater than 7% per year.

8.  Stockholders' Equity
------------------------

Stockholders' equity consisted of the following at:

                                                                             March 31, 2002          Dec. 31, 2001
                                                                             --------------          -------------
                                                                                         (In millions)

Preferred stock, no outstanding shares                                        $         --           $         --
Common stock, outstanding shares                                                         4                      4
Additional paid-in capital                                                           7,805                  7,723
Accumulated other comprehensive income                                                (218)                  (212)
Treasury stock                                                                          (2)                    (1)
Retained earnings                                                                    3,263                  3,776
                                                                              ------------           ------------
Total                                                                         $     10,852           $     11,290
                                                                              ============           ============

Outstanding shares of common stock                                                   398.2                  395.4

During the first quarter of 2002, the Company issued 1.4 million shares of common stock to fund contributions to its savings and investment plans and
1.4 million shares in connection with stock plan activity.

The weighted-average shares outstanding for basic and diluted earnings per share
(EPS) were as follows:

                                                                                       Three Months Ended
                                                                             March 31, 2002           April 1, 2001
                                                                             --------------           -------------
                                                                                         (In thousands)

Average common shares outstanding for basic EPS                                   395,679                  340,010
Dilutive effect of stock options and restricted stock                               6,921                    5,118
Dilutive effect of equity security units                                            2,316                        -
                                                                               ----------               ----------
Shares for diluted EPS                                                            404,916                  345,128
                                                                               ==========               ==========

Options to purchase 18.0 million and 21.6 million shares of common stock for the three months ended March 31, 2002 and April 1, 2001, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company's common stock during the respective periods.

Options to purchase 21.2 million and 12.5 million shares of common stock for the three months ended March 31, 2002 and April 1, 2001, respectively, had exercise prices that were less than the average market price of the Company's common stock during the respective periods and are included in the dilutive effect of stock options and restricted stock in the table above.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective hedges. The computation of comprehensive income follows:

                                                                           Three Months Ended
                                                                  March 31, 2002       April 1, 2001
                                                                  --------------       -------------
                                                                              (In millions)

Net income (loss)                                                   $    (434)          $     (124)
Other comprehensive income                                                 (6)                  (8)
                                                                    ---------           ----------
Total comprehensive income (loss)                                   $    (440)          $     (132)
                                                                    =========           ==========

9.  Discontinued Operations
---------------------------

In March 2002, the Company completed the sale of AIS for approximately $1,123 million, net, subject to purchase price adjustments. As part of the transaction, the Company remained the prime contractor for the Airborne Stand-Off Radar (ASTOR) program and retained the responsibility for performance of the Boeing Business Jet (BBJ) program, which is nearing completion. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. The jury award is subject to appeal. Schedule delays, cost growth, and other variables could have a negative effect on the BBJ-related assets. The timing and amount of net realizable value of these retained assets are uncertain and subject to a number of unpredictable market forces. The Company recorded a net $2 million pretax gain on the sale of AIS. Due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $213 million, resulting in a $211 million net loss on the sale of AIS.

The summary of operating results for AIS were as follows:

                                                                          Three Months Ended
                                                                  March 31, 2002     April 1, 2001
                                                                  --------------     -------------
                                                                            (In millions)

Net sales                                                            $    202          $    196
Operating expenses                                                        198               188
                                                                     --------          --------
Operating income                                                            4                 8
Other expense, net                                                          -                 -
                                                                     --------          --------
Income before taxes                                                         4                 8
Tax provision                                                               1                 5
                                                                     --------          --------
Income from discontinued operations                                  $      3          $      3
                                                                     ========          ========

The components of assets and liabilities for AIS were as follows:

                                                                  March 31, 2002      Dec. 31, 2001
                                                                  --------------     -------------
                                                                             (In millions)

Current assets                                                       $    150            $    495
Noncurrent assets                                                           -               1,136
                                                                     --------            --------
Total assets                                                         $    150            $  1,631
                                                                     ========            ========

Current liabilities                                                  $     44            $     52
Noncurrent liabilities                                                      -                  16
                                                                     --------            --------
Total liabilities                                                    $     44            $     68
                                                                     =========           ========

In 2000, the Company sold its Raytheon Engineers & Constructors (RE&C) business to Washington Group International (WGI). At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and parent guarantees of performance and payment (the "Support Agreements") on many long-term construction contracts. The Support Agreements were provided to owners at the time of contract award as security to the owners for the underlying contract obligations. Often the total security was capped at the value of the contract price to secure full performance, including the payment of liquidated damages available under the contract. Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

In March 2001, WGI abandoned two Massachusetts construction projects, triggering the Company's guarantees to the owners. The Company honored the guarantees and commenced work on these projects. In the first quarter of 2001, the Company recorded a charge of $325 million to reflect the then estimated cost to complete
(ETC) two Massachusetts construction projects on which the Company had performance guarantees. The Company subsequently revised its ETC and recorded a total charge of $814 million in 2001. Further deterioration in labor productivity or additional schedule delays could have a material adverse effect on the Company's financial position and results of operations. The Company expects to complete construction on the two projects in 2002. Going forward, an additional 10 percent reduction in labor productivity would increase the ETC by approximately $20 million, while additional schedule delays will result in liquidated damages of up to $600,000 per day.

In May 2001, WGI filed for bankruptcy protection. In the course of the bankruptcy proceeding, WGI rejected some ongoing construction contracts and assumed others. For those contracts rejected, the Company's obligation to the owners depends on the extent to which the Company has any outstanding Support Agreements. The WGI rejected contracts included four large fixed price international turnkey projects that were close to completion. Of the four projects, construction has been completed on three, which are now in the claims resolution phase. The fourth is nearing completion. In the first quarter of 2001, the Company recorded a charge of $14 million related to cost growth on these projects. The total charge recorded by the Company in 2001 related to these projects was $54 million. Additional risks and exposures on the three completed projects are final resolution of contract closeout issues. Additional risks and exposures on the fourth project include labor productivity, equipment performance, and schedule delays.

Two WGI construction projects on which the Company has Support Agreements have significant ongoing construction activity. The Company is paying to complete these projects pursuant to its guarantees and the Company will receive the benefit of the remaining contract payments from the owners. Additional risks and exposures on these two projects include labor productivity, equipment performance, and schedule delays. Additional risks and exposures on the other projects with Support Agreements include adverse claim resolution and non-performance on projects assumed by WGI and are subject to the letters of credit, performance bonds, and parent guarantees noted above.

The Company is heavily dependent upon third parties, including WGI, to perform construction management and other tasks that require industry expertise the Company no longer possesses. In addition, there are risks that the ultimate costs to complete and close-out the projects will increase beyond the Company's current estimates due to factors such as labor productivity and availability of labor, the nature and complexity of the work to be performed, the impact of change orders, the recoverability of claims included in the ETC, and the outcome of defending claims asserted against the Company. A significant change in an estimate on one or more of the projects could have a material adverse effect on the Company's financial position and results of operations.

In the first quarter of 2002, the Company recorded a charge of $22 million for legal and management costs and interest expense related to RE&C.

Liabilities from discontinued operations included current liabilities for RE&C of $325 million and $482 million at March 31, 2002 and December 31, 2001, respectively.

The total loss from discontinued operations was $16 million pretax, $224 million after-tax, or $0.55 per diluted share in the first quarter of 2002 versus $332 million pretax, $218 million after-tax, or $0.63 per diluted share in the first quarter of 2001.

10.  Commitments and Contingencies
-----------------------------------

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company in U.S. government contracting. Except as noted in the following two paragraphs, individually and in the aggregate, these investigations are not expected to have a material adverse effect on the Company's financial position or results of operations.

The Department of Justice has informed the Company that the U.S. government has concluded its investigation of the contemplated sale by the Company of troposcatter radio equipment to a customer in Pakistan. The Company has produced documents in response to grand jury subpoenas and grand jury appearances have taken place. The Company has cooperated fully with the investigation. The U.S. government has not informed the Company of a final decision with respect to this matter. An adverse decision in this matter could have a material adverse effect on the Company's financial position and results of operations.

The Company is permitted to charge to its U.S. government contracts an allocable portion of the amount that the Company accrues for self-insurance. There is a disagreement between the Company and the U.S. government about the way the Company allocated self-insurance charges for product liability risks at Raytheon Aircraft. The government has not asserted a claim for a specific amount, but since the allocation practice at issue was adopted in 1988, any potential government claim could have a material adverse effect on the Company's financial position and results of operations.

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company's estimate of total environmental remediation costs expected to be incurred is $134 million. On a discounted basis, the Company estimates the liability to be $84 million before U.S. government recovery. The Company has reduced its environmental liability for the estimated future recovery considered probable through the pricing of products and services to the U.S. government. The present value of the Company's environmental liability of $44 million, net of expected U.S. government recovery, has been accrued at March 31, 2002. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company's responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company's financial position or results of operations.

The Company is also involved in other legal matters as more fully described in "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. An adverse resolution of any of these matters could have a material adverse effect on the Company's financial position or results of operations in the period in which they are resolved.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on the Company's financial position or results of operations.

11.  Other Income and Expense
-----------------------------

The components of other income (expense), net were as follows:

                                                              Three Months Ended
                                                     March 31, 2002          April 1, 2001
                                                     --------------          -------------
                                                                   (In millions)
Gain on sale of the recreational marine business        $       -              $       38
Equity losses in unconsolidated subsidiaries                   (6)                     (5)
Other                                                          (2)                     (3)
                                                        ---------              ----------
Total                                                   $      (8)             $       30
                                                        =========              ==========

12.  Accounting Standards
-------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company recorded a goodwill impairment of $360 million, or $0.89 per diluted share, related to AIS as a cumulative effect of change in accounting principle in the first quarter of 2002. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with the impairment.

The Company has not completed its analysis of the effect of adopting SFAS No. 142 on its remaining segments, however, the Company expects that this analysis could result in a goodwill impairment of from $300 million to $900 million, which will be recorded as a cumulative effect of change in accounting principle.

The following adjusts reported income from continuing operations and EPS from continuing operations to exclude goodwill amortization:

                                                                  Three Months Ended
                                                           March 31, 2002            April 1, 2001
                                                           --------------            -------------
                                                          (In millions, except per share amounts)

Reported income from continuing operations                   $     149               $       94
Goodwill amortization, net of tax                                    -                       70
                                                             ---------               ----------
Adjusted income from continuing operations                   $     149               $      164
                                                             =========               ==========

Reported basic EPS from continuing operations                $    0.38               $     0.28
Goodwill amortization, net of tax                                    -                     0.20
                                                             ---------               ----------
Adjusted basic EPS from continuing operations                $    0.38               $     0.48
                                                             =========               ==========

Reported diluted EPS from continuing operations              $    0.37               $     0.27
Goodwill amortization, net of tax                                    -                     0.21
                                                             ---------               ----------
Adjusted diluted EPS from continuing operations              $    0.37               $     0.48
                                                             =========               ==========

13.  Subsequent Events
----------------------

In April 2002, the Company filed a shelf registration with the Securities and Exchange Commission registering the issuance of up to $3.0 billion in debt and/or equity securities. The shelf registration is not yet effective.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Continuing Operations
---------------------------------------------

Net sales in the first quarter of 2002 were $3.9 billion versus $3.8 billion for the same period in 2001. Sales in the first quarter of 2001 included $145 million related to businesses that have since been sold. The increase in sales was primarily due to continued sales growth in the defense businesses offset by lower volume at Raytheon Aircraft. Sales to the U.S. Department of Defense were 64 percent of sales in the first quarter of 2002 versus 56 percent of sales in the first quarter of 2001. Total first quarter 2002 and 2001 sales to the U.S. government, including foreign military sales, were 74 and 68 percent of sales, respectively. Total international sales, including foreign military sales, were 20 percent of sales in the first quarter of 2002 versus 23 percent of sales in the first quarter of 2001.

Gross margin in the first quarter of 2002 was $751 million or 19.2 percent of sales versus $700 million or 18.6 percent of sales in the first quarter of 2001. Excluding goodwill amortization, which was discontinued January 1, 2002 as a result of the adoption of SFAS No. 142, described below, gross margin was $785 million or 20.8 percent of sales in the first quarter of 2001. Included in gross margin was pension income of $24 million and $74 million in the first quarter of 2002 and 2001, respectively. The decrease in gross margin as a percent of sales was primarily due to lower margins at Raytheon Aircraft and lower pension income

Administrative and selling expenses were $294 million or 7.5 percent of sales in the first quarter of 2002 versus $270 million or 7.2 percent of sales in the first quarter of 2001. The increase was primarily due to the timing of expenditures related to new proposals. Administrative and selling expenses are expected to be approximately 6.8 percent of sales for the full year 2002.

Research and development expenses decreased to $104 million or 2.7 percent of sales in the first quarter of 2002 versus $122 million or 3.2 percent of sales in the first quarter of 2001. The decrease was primarily due to the timing of expenditures.

Operating income was $353 million in the first quarter of 2002 versus $308 million in the first quarter of 2001. Excluding goodwill amortization, operating income was $393 million in the first quarter of 2001. The changes in operating income by segment are discussed below.

Interest expense, net in the first quarter of 2002 was $132 million versus $180 million in the first quarter of 2001. The decrease was due primarily to lower average debt and lower weighted-average cost of borrowings due to the interest rate swaps entered into in 2001. In the first quarter of 2002, the Company allocated $13 million of interest expense to discontinued operations.

Other expense, net in the first quarter of 2002 was $8 million, versus other income, net of $30 million in the first quarter of 2001. Included in the first quarter of 2001 was a gain of $38 million recorded in connection with the divestiture of the Company's recreational marine business.

The effective tax rate was 30.0 percent in the first quarter of 2002 reflecting the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and ESOP dividend deductions. The effective tax rate was
40.5 percent in the first quarter of 2001 reflecting the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, and increased by non-deductible amortization of goodwill. Excluding the effect of goodwill amortization, the effective tax rate was 32.5 percent in the first quarter of 2001. In the first quarter of 2002, the Company's net operating loss carryforwards that expire in 2020 and 2021 decreased by approximately $500 million as a result of the Job Creation and Worker Assistance Act of 2002, which permitted the Company to carry back losses to 1996.

Income from continuing operations was $149 million in the first quarter of 2002, or $0.37 per diluted share on 404.9 million average shares outstanding versus $94 million in the first quarter of 2001, or $0.27 per diluted share on 345.1 million average shares outstanding. Excluding goodwill amortization, income from continuing operations was $164 million in the first quarter of 2001, or $0.48 per diluted share. The increase in average shares outstanding was due primarily to the issuance of 14,375,000 and 31,578,900 shares of common stock in May and October 2001, respectively.

The loss from discontinued operations, described below, was $224 million after-tax, or $0.55 per diluted share in the first quarter of 2002 versus $218 million after-tax, or $0.63 per diluted share in the first quarter of 2001.

The net loss in the first quarter of 2002 was $434 million, or $1.07 per diluted share versus $124 million in the first quarter of 2001, or $0.36 per diluted share. Excluding goodwill amortization, the net loss was $54 million in the first quarter of 2001, or $0.16 per diluted share.

Total employment related to continuing operations was 79,000 at March 31, 2002 and 81,100 at December 31, 2001.

Electronic Systems had sales of $2.1 billion in the first quarter of 2002 compared with $1.9 billion in the first quarter of 2001. The increase in sales was primarily due to higher volume across most business units. Operating income was $295 million in the first quarter of 2002 versus $237 million a year ago. Excluding goodwill amortization, operating income was $285 million in the first quarter of 2001. Included in operating income was pension income of $10 million and $37 million in the first quarter of 2002 and 2001, respectively. The increase in operating income was primarily due to higher volume offset by lower pension income.

Command, Control, Communication and Information Systems had sales of $970 million in the first quarter of 2002 compared with $855 million in the first quarter of 2001. The first quarter of 2002 included approximately $40 million of sales which were reclassified from Electronic Systems to Command, Control, Communication and Information Systems in connection with the formation of Thales Raytheon Systems in 2001. In addition, there was higher volume across most business units. Operating income was $102 million in the first quarter of 2002 versus $84 million in the first quarter of 2001. Excluding goodwill amortization, operating income was $110 million in the first quarter of 2001. Included in operating income was pension income of $3 million and $11 million in the first quarter of 2002 and 2001, respectively. Operating income was negatively affected by lost material savings on certain programs and lower pension income and positively affected by higher volume.

Technical Services had first quarter 2002 sales of $528 million compared with $479 million in the first quarter of 2001. The increase in sales was due primarily to higher volume from new programs. Operating income was $37 million in the first quarter of 2002 and 2001. Excluding goodwill amortization, operating income was $44 million in the first quarter of 2001. Included in operating income was pension income of $2 million and $9 million in the first quarter of 2002 and 2001, respectively. Operating income was negatively affected by a change in contract mix and lower pension income and positively affected by higher volume.

Commercial Electronics had sales of $99 million in the first quarter of 2002 compared with first quarter 2001 sales of $121 million. The decrease in sales was primarily due to the divestiture of the recreational marine business in January 2001. There was an operating loss of $6 million in the first quarter of 2002 and 2001. Excluding goodwill amortization, the operating loss was $4 million in the first quarter of 2001. Included in the operating losses was pension income of $1 million and $2 million in the first quarter of 2002 and 2001, respectively. The Company remains concerned about the market outlook for Commercial Electronics.

Raytheon Aircraft had first quarter 2002 sales of $494 million compared with $637 million in the first quarter of 2001. The decrease was due to lower aircraft deliveries in the first quarter of 2002 and the divestiture of a majority interest in the Company's aviation support business in June 2001. The first quarter 2002 operating loss of $41 million compared with an operating loss of $4 million in the first quarter of 2001. Excluding goodwill amortization, the operating loss was $2 million in the first quarter of 2001. Included in the operating losses was pension income of $8 million and $15 million in the first quarter of 2002 and 2001, respectively. The increase in the operating loss was primarily due to lower volume. The Company remains concerned about the market outlook for both new and used aircraft and continues to monitor the production and delivery schedule for the Premier I aircraft and the development cost of the Horizon aircraft.

Backlog consisted of the following at:

                                                      March 31, 2002                            Dec. 31, 2001
                                                      --------------                            -------------
                                                                          (In millions)
Electronic Systems                                     $    13,152                              $    13,429
Command, Control, Communication
   and Information Systems                                   5,256                                    5,592
Technical Services                                           1,947                                    1,952
Commercial Electronics                                         433                                      467
Aircraft                                                     4,873                                    4,165
                                                       -----------                              -----------
Total                                                  $    25,661                              $    25,605
                                                       ===========                              ===========
U.S. government backlog
   included above                                      $    17,275                              $    16,943
                                                       ===========                              ===========

Included in Aircraft backlog at March 31, 2002 was approximately $850 million related to an order received from Flight Options, a related entity, in the first quarter of 2002.

Bookings by segment were as follows:

                                                                        Three Months Ended
                                                                        ------------------
                                                     March 31, 2002                           April 1, 2001
                                                     --------------                           -------------
                                                                          (In millions)
Electronic Systems                                     $     1,736                              $     1,637
Command, Control, Communication
     and Information Systems                                   613                                      746
Technical Services                                             357                                      224
Commercial Electronics                                          44                                       82
Aircraft                                                     1,202                                      519
                                                       -----------                              -----------
Total                                                  $     3,952                              $     3,208
                                                       ===========                              ===========

Discontinued Operations
-----------------------

In March 2002, the Company completed the sale of AIS for approximately $1,123 million, net, subject to purchase price adjustments. As part of the transaction, the Company remained the prime contractor for the Airborne Stand-Off Radar (ASTOR) program and retained the responsibility for performance of the Boeing Business Jet (BBJ) program, which is nearing completion. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. The jury award is subject to appeal. Schedule delays, cost growth, and other variables could have a negative effect on the BBJ-related assets. The timing and amount of net realizable value of these retained assets are uncertain and subject to a number of unpredictable market forces. The Company recorded a net $2 million pretax gain on the sale of AIS. Due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $213 million, resulting in a $211 million net loss on the sale of AIS.

In 2000, the Company sold its Raytheon Engineers & Constructors (RE&C) business to Washington Group International (WGI). At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and parent guarantees of performance and payment (the "Support Agreements") on many long-term construction contracts. The Support Agreements were provided to owners at the time of contract award as security to the owners for the underlying contract obligations. Often the total security was capped at the value of the contract price to secure full performance, including the payment of liquidated damages available under the contract. Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

In March 2001, WGI abandoned two Massachusetts construction projects, triggering the Company's guarantees to the owners. The Company honored the guarantees and commenced work on these projects. In the first quarter of 2001, the Company recorded a charge of $325 million to reflect the then estimated cost to complete
(ETC) two Massachusetts construction projects on which the Company had performance guarantees. The Company subsequently revised its ETC and recorded a total charge of $814 million in 2001. Further deterioration in labor productivity or additional schedule delays could have a material adverse effect on the Company's financial position and results of operations. The Company expects to complete construction on the two projects in 2002. Going forward, an additional 10 percent reduction in labor productivity would increase the ETC by approximately $20 million, while additional schedule delays will result in liquidated damages of up to $600,000 per day.

In May 2001, WGI filed for bankruptcy protection. In the course of the bankruptcy proceeding, WGI rejected some ongoing construction contracts and assumed others. For those contracts rejected, the Company's obligation to owners depends on the extent to which the Company has any outstanding Support Agreements. The WGI rejected contracts included four large fixed price international turnkey projects that were close to completion. Of the four projects, construction has been completed on three, which are now in the claims resolution phase. The fourth is nearing completion. In the first quarter of 2001, the Company recorded a charge of $14 million related to cost growth on these projects. The total charge recorded by the Company in 2001 related to these projects was $54 million. Additional risks and exposures on the three completed projects are final resolution of contract closeout issues. Additional risks and exposures on the fourth project include labor productivity, equipment performance, and schedule delays.

Two WGI construction projects on which the Company has Support Agreements have significant ongoing construction activity. The Company is paying to complete these projects pursuant to its guarantees and the Company will receive the benefit of the remaining contract payments from the owners. Additional risks and exposures on these two projects include labor productivity, equipment performance, and schedule delays. Additional risks and exposures on the other projects with Support Agreements include adverse claim resolution and non-performance on projects assumed by WGI and are subject to the letters of credit, performance bonds, and parent guarantees noted above.

The Company is heavily dependent upon third parties, including WGI, to perform construction management and other tasks that require industry expertise the Company no longer possesses. In addition, there are risks that the ultimate costs to complete and close-out the projects will increase beyond the Company's current estimates due to factors such as labor productivity and availability of labor, the nature and complexity of the work to be performed, the impact of change orders, the recoverability of claims included in the ETC, and the outcome of defending claims asserted against the Company. A significant change in an estimate on one or more of the projects could have a material adverse effect on the Company's financial position and results of operations.

In the first quarter of 2002, the Company recorded a charge of $22 million for legal and management costs and interest expense related to RE&C.

Liabilities from discontinued operations included current liabilities for RE&C of $325 million and $482 million at March 31, 2002 and December 31, 2001, respectively.

The total loss from discontinued operations was $16 million pretax, $224 million after-tax, or $0.55 per diluted share in the first quarter of 2002 versus $332 million pretax, $218 million after-tax, or $0.63 per diluted share in the first quarter of 2001.

Net cash used in operating activities from discontinued operations was $178 million and $46 million related to RE&C and AIS, respectively, in the first quarter of 2002 versus net cash used of $43 million and $95 million related to RE&C and AIS, respectively, in the first quarter of 2001. The Company expects its operating cash flow to be negatively affected by approximately $575 million (excluding the benefit of tax deductions for the Company) during 2002 which includes project completion costs, legal and management costs, and interest related to RE&C. Further increases to project costs may increase the estimated operating cash outflow for RE&C in 2002.

Financial Condition and Liquidity
---------------------------------

Net cash used in operating activities in the first quarter of 2002 was $311 million versus $435 million in the first quarter of 2001. Net cash used in operating activities from continuing operations was $87 million in the first quarter of 2002 versus $297 million in the first quarter of 2001. The improvement was due primarily to changes in inventory levels at Raytheon Aircraft and a $156 million tax refund received as a result of the change in tax law described above offset by lower advance payments in 2002.

Net cash provided by investing activities in the first quarter of 2002 was $1,069 million due primarily to the sale of AIS described above, versus no net cash provided in the first quarter of 2001. Origination of financing receivables in the first quarter of 2002 was $87 million versus $201 million in the first quarter of 2001. Sale of financing receivables, net of repurchases included sales of $156 million and repurchases of $160 million in the first quarter of 2002 versus sales of $225 million and repurchases of $10 million in the first quarter of 2001. Capital expenditures were $85 million in the first quarter of 2002 versus $95 million in the first quarter of 2001. Capital expenditures for the full year 2002 are expected to be approximately $450 million compared to $461 million in 2001. Expenditures for internal use software were $26 million and $34 million in the first quarter of 2002 and 2001, respectively. Expenditures for internal use software are expected to be approximately $90 million in 2002 as the Company continues to convert significant portions of its existing financial systems to a new integrated financial package. In March 2002, the Company formed a joint venture with Flight Options, Inc. whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million in cash. In March 2002, the Company received $134 million from Hughes Electronics representing the balance due on an October 2001 settlement regarding the purchase price adjustment related to the Company's merger with the defense business of Hughes Electronics (Hughes Defense). Proceeds from sale of operating units and investments were $1,123 million and $111 million in the first quarter of 2002 and 2001, respectively.

Net cash used by financing activities was $488 million in the first quarter of 2002 versus net cash provided of $47 million in the first quarter of 2001. Dividends paid to stockholders were $79 million and $68 million in the first quarter of 2002 and 2001. The quarterly dividend rate was $0.20 per share for both the first quarter of 2002 and 2001.

Capital Structure and Resources
-------------------------------

Total debt was $7.8 billion at March 31, 2002 compared with $8.2 billion at December 31, 2001. Cash and cash equivalents were $1.5 billion at March 31, 2002 and $1.2 billion at December 31, 2001. Total debt, as a percentage of total capital, was 39.9 percent at March 31, 2002 and 40.4 percent at December 31, 2001. In the first quarter of 2002, the Company repurchased long-term debt with a par value of $96 million.

The Company's most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, be at least 2.5 times net interest expense for the trailing four quarters. The Company was in compliance with this covenant during the first quarter of 2002.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.3 billion at March 31, 2002 and $2.4 billion at December 31, 2001. There were no borrowings under these lines of credit at March 31, 2002. There was $140 million outstanding under these lines of credit at December 31, 2001.

The outstanding balance in the Company's off balance sheet receivables facility was $1,336 million at March 31, 2002 and $1,448 million at December 31, 2001.

In April 2002, the Company filed a shelf registration with the Securities and Exchange Commission registering the issuance of up to $3.0 billion in debt and/or equity securities. The shelf registration is not yet effective.

The Company's need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. Cash and cash equivalents, cash flow from operations, sale of financing receivables, proceeds from divestitures, and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure, and debt service requirements.

Accounting Standards
--------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company recorded a goodwill impairment of $360 million, or $0.89 per diluted share, related to AIS as a cumulative effect of change in accounting principle in the first quarter of 2002. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with the impairment.

The Company has not completed its analysis of the effect of adopting SFAS No. 142 on its remaining segments, however, the Company expects that this analysis could result in a goodwill impairment of from $300 million to $900 million, which will be recorded as a cumulative effect of change in accounting principle.

Quantitative and Qualitative Disclosures About Financial Market Risks
---------------------------------------------------------------------

The following discussion covers quantitative and qualitative disclosures about the Company's market risk. The Company's primary market exposures are to interest rates and foreign exchange rates.

The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial and investment banks primarily to manage interest rates associated with the Company's financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks only to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a commitment is in place. The Company also sells receivables through a special purpose entity and retains a partial interest that may include servicing rights, interest-only strips, and subordinated certificates.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at March 31, 2002 and April 1, 2001, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $2 million and $4 million, respectively after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at March 31, 2002 and April 1, 2001, which was subject to interest rate risk. Fixed rate financial instruments were not evaluated as the risk exposure is not material.

Forward-Looking Statements
--------------------------

Certain statements made in this report, including any statements relating to the Company's future plans, objectives, and projected future financial performance, contain or are based on, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "estimate," "intend," or "plan," variations of these words and similar expressions, are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide-range of risks, and actual results may differ materially. Given these uncertainties, readers should not rely on forward-looking statements. Forward-looking statements also represent the

Company's estimates and assumptions only as of the date that they were made. The Company expressly disclaims any current intention to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report. Important factors that could cause actual results to differ include, but are not limited to: differences in anticipated and actual program results; risks inherent with large long-term fixed price contracts, particularly the ability to contain cost growth; the ultimate resolution of contingencies and legal matters; the ability to realize anticipated cost efficiencies; timely development and certification of new aircraft; the effect of market conditions, particularly in relation to the general aviation and commuter aircraft markets; the impact of changes in the collateral values of financed aircraft, particularly commuter aircraft; the ability to finance ongoing operations at attractive rates; government customers' budgetary constraints; government import and export policies; termination of government contracts; financial and governmental risks related to international transactions; delays and uncertainties regarding the timing of the award of international programs; changes in government or customer priorities due to program reviews or revisions to strategic objectives; difficulties in developing and producing operationally advanced technology systems; economic business and political conditions domestically and internationally; program performance and timing of contract payments; the timing and customer acceptance of product deliveries; the outcome of the Company's efforts in the integration of acquisitions and the completion of any divestitures; the impact of competitive products and pricing; the uncertainty of the timing and amount of net realizable value of Boeing Business Jet-related assets; and risks associated with the continuing project obligations and retained assets and retained liabilities of RE&C, including timely completion of two Massachusetts construction projects, among other things. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in the Company's filings with the Securities and Exchange Commission, including "Item 1-Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to or has property subject to litigation and other proceedings referenced in "Note 10 - Commitments and Contingencies" of the Notes to Financial Statements (Unaudited) included in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated in the Form 10-K, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company's financial position or results of operations.

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

As previously reported, during late 1999, the Company and certain of its officers were named as defendants in several class action lawsuits. These lawsuits were consolidated into a single complaint in June 2000 with the caption, In Re Raytheon Securities Litigation. In March 2002, the court
         ------------------------------------
certified the class of plaintiffs as those people who purchased Raytheon stock between October 7, 1998 through October 12, 1999.

See the "Legal Proceedings" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for detailed descriptions of previously filed actions.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

     10.1 Fourth Amended and Restated Purchase and Sale Agreement dated as of March 8, 2002 among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein.*

     10.2 Reaffirmation of Amended and Restated Guarantee dated as of March 8, 2002 among Raytheon Company and the Purchasers named therein.*

     10.3 Amendment to the Intercompany Purchase and Contribution Agreement, as amended, dated as of March 8, 2002, among Raytheon Aircraft Company and the Purchasers named therein.*

     10.4 Second Amended and Restated Repurchase Agreement, dated as of March 8, 2002, among Raytheon Aircraft Company and the Purchasers named therein.*

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

                                               RAYTHEON COMPANY (Registrant)

                                               By:    /s/ Franklyn A. Caine
                                                      Franklyn A. Caine
                                                      Senior Vice President and
                                                      Chief Financial Officer

                                               By:    /s/ Edward S. Pliner
                                                      Edward S. Pliner
                                                      Vice President and
                                                      Corporate Controller
                                                      (Chief Accounting Officer)

April  24, 2002

                                  Exhibit List

Exhibit No.      Description
-----------      -----------
10.1             Fourth Amended and Restated Purchase and Sale Agreement dated as of March 8, 2002 among Raytheon Aircraft Credit Corporation,
                 Raytheon Aircraft Receivables Corporation and the Purchasers named therein.

10.2 Reaffirmation of Amended and Restated Guarantee dated as of March 8, 2002 among Raytheon Company and the Purchasers named therein.

10.3 Amendment to the Intercompany Purchase and Contribution Agreement, as amended, dated as of March 8, 2002, among Raytheon Aircraft Company and the Purchasers named therein.

10.4 Second Amended and Restated Repurchase Agreement, dated as of March 8, 2002, among Raytheon Aircraft Company and the Purchasers named therein.