Form 10-K/A
period 2001-12-31
RAYTHEON CO/
filed 2002-06-28
CIK 1047122

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-K/A No.1

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

/ /       Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from ...............
          to ..............

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

Common Stock, $.01 par value               New York Stock Exchange
Series B Junior Participating Preferred    Chicago Stock Exchange
     Stock purchase rights                 Pacific Exchange

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

Number of shares of Common Stock outstanding as of February 24, 2002:
396,744,000.

     Documents incorporated by reference and made a part of this Form 10-K/A:

Portions of Raytheon's Annual Report Part I, Part II, Part IV to Stockholders for the fiscal year ended December 31, 2001.

Portions of the Proxy Statement for Part III Raytheon's 2002 Annual Meeting filed with the Commission within 120 days after the close of Raytheon's fiscal year.

          The sole purpose of this Form 10-K/A is to file an Annual Report for the Registrant's savings and investment plan.

          Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RAYTHEON COMPANY (REGISTRANT)

                                       By:  /s/ Neal E. Minahan
                                                Neal E. Minahan
                                                Senior Vice President and
                                                General Counsel
Date:  June 25, 2002

                      RAYTHEON SAVINGS AND INVESTMENT PLAN
                              FINANCIAL STATEMENTS
                           TO ACCOMPANY 1998 FORM 5500
                     ANNUAL REPORT OF EMPLOYEE BENEFIT PLAN
                               UNDER ERISA OF 1974

                      FOR THE YEAR ENDED DECEMBER 31, 2001

The supplemental schedules to the Plan's Form 5500 are not required since the Plan's assets are held in a Master Trust. Accordingly, the Plan administrator must file detailed financial information, including the supplemental schedules, separately with the Department of Labor.

                                  Exhibit Index

Exhibit No.                   Description of Documents

23        Consent of Independent Accountants

99.1      Annual Report for the Raytheon Savings and Investment Plan.

99.1a Raytheon Savings and Investment Plan, heretofore filed as an exhibit to the Company's Form 10-K on March 22, 2000, is hereby incorporated by reference.

99.1b Amendment to the Raytheon Savings and Investment Plan Adopting Employers and Special Plan Provisions for Certain Adopting Employers as of January 1, 2000

99.1c     Amendment to the Raytheon Savings and Invetment Plan dated October 29,
          2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator of the Raytheon Savings and Investment Plan:

In our opinion, the accompanying statements of net assets available for plan benefits and the related statement of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the Raytheon Savings and Investment Plan (the "Plan") at December 31, 2001 and December 31, 2000, and the changes in net assets available for plan benefits for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Boston, Massachusetts
June 11, 2002

                      RAYTHEON SAVINGS AND INVESTMENT PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                        as of December 31, 2001 and 2000

                                                2001             2000
Assets:
  Master trust investments:
    At contract value (Notes B, E and J)
      Investment contracts                  $1,571,341,887    $1,420,330,559
      Common collective trust                           -         14,515,437
    At fair value (Notes B and J)
      Registered investment companies        3,272,058,623     3,608,672,695
      Common collective trust                  687,807,761       792,970,054
      Raytheon Company common stock          1,371,843,158     1,250,608,102
      Common stock                             142,733,881       176,450,641
      Participant loans                        224,819,938       235,022,632
                                            --------------    --------------
                                             7,270,605,248     7,498,570,120
                                            --------------    --------------
Receivables:
  Employer contributions                                -          4,012,685
  Accrued investment income and
      other receivables                          9,605,889         9,966,532

Cash and cash equivalents                      102,221,044        78,405,127
                                            --------------    --------------
          Total assets                       7,382,432,181     7,590,954,464
                                            --------------    --------------
Liabilities:
  Accrued expenses and other payables            1,777,222         2,719,732
                                            --------------    --------------
          Total liabilities                      1,777,222         2,719,732
                                            --------------    --------------

Net assets available for plan benefits      $7,380,654,959    $7,588,234,732
                                            ==============    ==============

The accompanying notes are an integral part of the financial statements.

                      RAYTHEON SAVINGS AND INVESTMENT PLAN

                       STATEMENT OF CHANGES IN NET ASSETS

                           AVAILABLE FOR PLAN BENEFITS

                      for the year ended December 31, 2001

Additions to net assets attributable to: Investment income (Notes B, E and J):
    Net depreciation of investments                    $ (451,709,613)
    Interest and Dividends                                225,927,430
                                                       --------------
                                                         (225,782,183)

Contributions and deferrals:
  Employee deferrals                                      436,285,258
  Employer contributions                                  190,177,195
                                                       --------------
                                                          626,426,453
                                                       --------------
          Total additions                                 400,680,270
                                                       --------------

Deductions from net assets attributable to:
  Distributions to participants                           549,125,186
  Administrative expenses                                     392,812
  Transfers (Note I)                                       58,742,045
                                                       --------------
          Total deductions                                608,260,043
                                                       --------------

Decrease in net assets                                   (207,579,773)

Net assets, beginning of year                           7,588,234,732
                                                       --------------
Net assets, end of year                                $7,380,654,959
                                                       ==============

The accompanying notes are an integral part of the financial statements.

                      RAYTHEON SAVINGS AND INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS

A.   Description of Plan:

       General

       The following description of the Raytheon Savings and Investment Plan (the "Plan"), provides only general information. Participants should refer to the plan document for a complete description of the Plan's provisions.

       The Plan is a defined contribution plan covering the majority of employees of Raytheon Company (the "Company"). All employees are immediately eligible to enroll in the Plan on the first day of service, including employees from prior plans. The purpose of the Plan is to provide participants with a tax-effective means of meeting both short and long-term investment objectives. The Plan is intended to be a "qualified cash or deferred arrangement" under the Internal Revenue Code (the "Code"). In addition, effective January 1, 1999, the merger of the Raytheon Stock Ownership Plan ("prior ESOP plan") creates an additional employee stock ownership portion (ESOP) of the Plan. The ESOP is intended to be an employee stock ownership arrangement in compliance with all of the related requirements for a qualified stock bonus plan as defined in the Code. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

       The Plan's investments are held in the Raytheon Company Master Trust for Defined Contribution Plans (the "Master Trust"). The trustee of the Master Trust maintains a separate account reflecting the Plan's equitable share in the Master Trust.

       Contributions and Deferrals

     Employees are allowed to defer up to 20% of their compensation to the Plan, except for certain employees from prior plans and certain labor unions who are limited to 17%. Employee contributions, including rollovers are invested based on participant elections. For 2001, the annual employee deferral for a participant cannot exceed $10,500. The Company contributes 100% of the first 4% of compensation that a participant contributes to the Plan. The matching Company contribution is invested directly in the Raytheon Common Stock Fund and must be held in that fund until the beginning of the fifth plan year following the plan year for which the contribution was made or January 1st of the year the employee turns age 55, if earlier. The Company also makes an ESOP contribution equal to one-half of one percent of the participant's compensation. The ESOP portion of the Plan provides for investment, primarily in the Raytheon Company Common Stock Fund; however, as required by the Code, the Plan permits limited diversification after a participant attains age 55 and completes 10 years of plan participation (including participation in the prior ESOP plans).

       Participants may invest their deferrals in increments of 1% in any combination of thirty-five alternatives. The investment objectives range from investments with an emphasis on preservation of capital to equity investments with an emphasis on capital gains. The underlying investments include cash and equivalents, investment contracts, registered investment companies, common collective trusts, common stock and Raytheon Company stock.

       Participant Accounts

       Each participant's account is credited with the participant's contribution, the Company's contribution and an allocation of plan earnings. Plan earnings are allocated based on account balances by investment option. Participant accounts are charged with an allocation of plan expenses.

       Vesting

     With the exception of certain union groups, effective January 1, 1999, all employee and employer contributions and earnings thereon are fully and immediately 100% vested for each participant who performs an hour of service on or after January 1, 1999. Forfeitures of the nonvested portions of terminated participants' accounts are used to reduce required contributions of the Company and pay Plan expenses. At December 31, 2001 and 2000, unallocated Plan forfeitures were $5,334,233 and $3,522,216, respectively. During 2001, the total amount of forfeitures from the Plan, relating to contributions made prior to January 1, 2001, was $731,093.

       Distributions to Participants

     A participant may withdraw all or a portion of deferrals, employer contributions and related earnings upon attainment of age 59 1/2. For reasons of financial hardship, as defined in the Plan document, a participant may withdraw all or a portion of deferrals. On termination of employment, a participant will receive a lump-sum distribution unless the vested account is valued in excess of $5,000, and the participant elects to defer distribution. A retiree may defer the distribution until April 1st of the year in which the participant reaches age 70-1/2.

       Effective July 2000, participants who have investments in Raytheon Common Stock may elect to reinvest dividends within the Plan or receive dividends in cash. Any dividends received in cash by participants will be subject to taxes in the year of receipt. In 2001, the Company's Board of Directors declared dividends of $0.80 per share. Of the $8,427,927 in dividends relating to the Plan, approximately $2,375,573 was received in cash by participants who elected the cash payment option.

       Loans to Participants

       A participant may borrow against a portion of the balance in the participant's account, subject to certain restrictions. The maximum amount of a loan is the lesser of one-half of the participant's account balance or $50,000. The minimum loan, which may be granted, is $500. The loans are secured by the balance in the participant's account and bear interest equal to the prime rate published in the Wall Street Journal on the first business day in each calendar quarter and such rate will apply to loans which are made at any time during each respective calendar quarter. Loans must be repaid over a period of up to five years by means of payroll deductions. In certain cases, the repayment period may be extended up to 15 years. Interest paid to the Plan on loans to participants is credited to the borrower's account in the investment fund to which repayments are made. Loans are valued at principal outstanding.

       Administrative Expenses

       The Plan participants pay substantially all expenses of administering the Plan, such as legal and other administration fees.

B.     Summary of Significant Accounting Policies

       The accompanying financial statements are prepared on the accrual basis of accounting.

       Plan investments are stated at fair value except the Plan's benefit responsive investment contracts which are included in the financial statements at their contract value, defined as net employee contributions plus interest earned on the underlying investments at contracted rates. Investments in registered investment companies and the common collective trust are valued at the closing net asset value reported on the last business day of the year. Investments in securities (common stocks) traded on a national securities exchange are valued at the last reported sales price on the last business day of the year. Cash equivalents are short-term money market instruments and are valued at cost, which approximates fair value.

       Security transactions are recorded on the trade date. Payables for outstanding purchases represent trades which have occurred but have not yet settled.

       The Plan presents in the statement of changes in net assets available for plan benefits the net appreciation (depreciation) in the fair value of its investments, which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

       Dividend income is recorded on the ex-dividend date. Income from other investments is recorded as earned on an accrual basis. Investment income includes both dividends and interest income.

       Benefits are recorded when paid.

       The preparation of financial statements in conformity with generally accepted accounting principles, requires the Plan administrator to make estimates and assumptions that affect the reported amounts of net assets and liabilities and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from the estimates included in the financial statements.

       The Plan provides for various investment options in any combination of stocks, fixed income securities, mutual funds and other investment securities. Investment securities are exposed to various risks, such as interest rate, market and credit risk. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits.

                                       11
C.      Investments

        The following presents investments that represent 5 percent or more of the Plan's net assets:

                                                       December 31,
                                                2001                  2000

    Raytheon Common Stock fund**          $1,371,843,158        $1,250,608,102
    Fidelity Equity Income fund              915,693,447         1,049,363,041
    BT Pyramid Equity Index fund             657,496,448           792,970,054
    Deutsche Bank AG GIC                     550,004,055           497,146,897
    Fidelity Magellan fund                   549,753,503           651,972,218
    Fidelity Blue Chip fund                  440,260,794           572,226,613
    Fidelity Balanced fund                   377,111,839           388,440,429
    Vanguard Primecap fund                   334,976,479           429,824,496

    ** Amount is made up of both participant and non-participant directed amounts.

     During the year ended December 31, 2001 the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $451,709,613 as follows:

     Registered investment companies                $ (380,641,554)
     Common collective trusts                          (91,956,188)
     Raytheon Company common stock                      75,470,968
     Common stock                                      (54,582,839)
                                                    ---------------
                                                    $ (451,709,613)
                                                    ===============

D.       Nonparticipant-Directed Investments

         Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investments is as follows:

                                               December 31,
                                          2001             2000
Net assets:
   Raytheon Company common stock    $  628,755,464   $  457,991,760
   Cash and cash equivalents             5,260,257        4,400,304
                                    --------------   --------------
                                    $  634,015,721   $  462,392,064
                                    ==============   ==============

                                               December 31,
                                                  2001
Changes in net assets:
    Contributions                            $  190,177,195
    Interest and dividends                       14,501,280
    Net appreciation of investments              29,750,853
    Distribution to participants                (33,568,814)
    Administrative expenses                        (224,380)
    Net transfers to other investments          (29,012,477)
                                             --------------
                                             $  171,623,657
                                             ==============

E.       Investment Contracts

       Investments include collateralized fixed income investment portfolios commonly referred to as Synthetic Guaranteed Investment Contracts and short-term investments, which are managed by investment management firms. The assets underlying the investment contracts are owned by the Plan and are maintained by the investment management firms. The accounts are credited with earnings on the underlying investments and charged for participant withdrawals and administrative expenses. The contracts are included in the financial statements at contract values as reported to the Plan by the insurance companies. Contract value represents contributions made under the contracts, plus earnings, less participant withdrawals and administrative expenses. The Plan utilizes a benefit responsive wrapper contract issued by a third party that provides market and cash flow risk protection to the Plan. The value of the wrapper is the difference between the fair value of the underlying assets and the contract value. At December 31, 2001, the value of the wrapper was $35,730,515. Participants may direct the withdrawals or transfer of all or a portion of their investment at contract value with limited restrictions related to transferring funds out into a competing fund investment option. Due to the high creditworthiness of the contract issuer, there is no valuation reserve to adjust contract amount.

       The crediting interest rates are adjusted quarterly to reflect the experienced and anticipated yields to be earned on such investments, based on their book value. The average yield and crediting interest rates were as follows:
                                                                       Crediting
                                               Average              interest
                                                yield                 rate

   For the year ended December 31, 2001:
     Chase Manhattan Bank (429666)              6.29%                 6.00%
     Deutsche Bank AG (FID-RAY-1)               6.20%                 5.90%
     State Street Bank and Trust (99054)        6.30%                 6.00%
     Westdeutsche Landesbank (WLB6173)          6.14%                 6.00%

   For the year ended December 31, 2000:
     Chase Manhattan Bank (429666)              5.79%                 5.99%
     Deutsche Bank AG (FID-RAY-1)               5.69%                 5.89%
     Fidelity IPL (633-GCDC)                    5.94%                 6.10%
     Fidelity STIF                              5.90%                 6.48%
     State Street Bank and Trust (99054)        5.80%                 6.00%
     Westdeutsche Landesbank (WLB6173)          5.79%                 5.99%

F.  Federal Income Tax Status

       The Internal Revenue Service has determined and informed the Company by letter dated July 1995 that the Plan and related trust are designed in accordance with applicable sections of the Code. The Plan has been amended and restated since receiving the determination letter. However, the Plan administrator and the Plan's legal counsel believe that the Plan is currently designed and being operated in compliance with applicable requirements of the Code.

G.  Plan Termination

       Although it has not expressed any intention to do so, the Company reserves the right under the Plan at any time to discontinue its contributions and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, after payment of all expenses and proportional adjustment of accounts to reflect such expenses, fund losses or profits, and reallocations, each participant shall be entitled to receive all amounts then credited to his or her account.

H. Related Party Transactions

       The Plan's trustee is Fidelity Management Trust Company (the "Trustee"). Certain Plan investments are shares of mutual funds managed by the Trustee and therefore, these transactions qualify as party-in-interest.

       In accordance with the provisions of the Plan, the Trustee acts as the Plan's agent for purchases and sales of shares of Raytheon Company common stock. These transactions are performed on a Master Trust level. For the Master Trust, purchases amounted to $558,865,056 and sales amounted to $475,045,020 for the year ended December 31, 2001.

I.  Transfers

       Transfers include transfers of participant accounts, individually and/or in-groups, between the Plan and similar savings plans of other companies for those participants who changed companies during the year.

       In 2001, the Company sold Raytheon Aerospace to Veritas Capital retaining a 30% interest in Aerospace. Effective August 1, 2001 all the participants in the Plan were transferred to the Aerospace 401k plan. Transferred funds totaled $58,742,045.

                                       14
J.  Master Trust

    The following is a summary of net assets available for plan benefits by Plan under the Master Trust as of December 31, 2001:
                                                                        Raytheon
                                            Raytheon               Defined
                                           Savings and           Contribution
                                            Investment              Master
                                              Plan                  Trust
Assets:
  Master trust investments:
  At contract value:
    Investment contracts                 $1,571,341,887    $1,571,341,887
  At fair value:
    Registered investment companies       3,272,058,623     3,272,058,623
    Common collective trust                 687,807,761       687,807,761
    Raytheon Company common stock         1,371,843,158     1,371,843,158
    Common stock                            142,733,881       142,733,881
    Participant loans                       224,819,938       224,819,938
                                         --------------    --------------
    Total investments                     7,270,605,248     7,270,605,248
                                         --------------    --------------

Receivables:
  Accrued investment income and
   other receivables                          9,605,889         9,605,889

Cash and cash equivalents                   102,221,044       102,221,044
                                         --------------    --------------
    Total assets                          7,382,432,181     7,382,432,181
                                         --------------    --------------
Liabilities:
  Accrued expenses and other payables         1,777,222         1,777,222
                                         --------------    --------------
    Total liabilities                         1,777,222         1,777,222
                                         --------------    --------------
Net assets available for plan benefits   $7,380,654,959    $7,380,654,959
                                         ==============    ==============
Percentage of total trust assets                   100%              100%

The following is a summary of net assets available for plan benefits by Plan under the Master Trust as of December 31, 2000:

                                           Raytheon           Defined
                                          Savings and       Contribution
                                          Investment          Master
                                             Plan              Trust

Assets:
  Master trust investments:
  At contract value:
     Investment contracts                 $1,420,330,559   $1,420,330,559
     Common collective trust                  14,515,437       14,515,437
  At fair value:
     Registered investment companies       3,608,672,695    3,608,672,695
     Common collective trust                 792,970,054      792,970,054
     Raytheon Company common stock         1,250,608,102    1,250,608,102
     Common stock                            176,450,641      176,450,641
     Participant loans                       235,022,632      235,022,632
                                          ---------------  --------------
     Total investments                     7,498,570,120    7,498,570,120
                                          ---------------  --------------

Receivables:
  Employer contributions                       4,012,685        4,012,685
  Accrued investment income
     and other receivable                      9,966,532        9,966,532

Cash and cash equivalents                     78,405,127       78,405,127
                                          ---------------  --------------
     Total assets                          7,590,954,464    7,590,954,464
                                          ---------------  --------------

Liabilities:
  Accrued expenses and other payables          2,719,732        2,719,732
                                          ---------------  --------------
     Total liabilities                         2,719,732        2,719,732
                                          ---------------  --------------
Net assets available for plan benefits    $7,588,234,732   $7,588,234,732
                                          ===============  ==============
Percentage of total trust assets                    100%            100%

     The following is a summary of net assets available for plan benefits by Plan under the Master Trust as of December 31, 2001:

                                                                  Raytheon
                                            Raytheon               Defined
                                           Savings and          Contribution
                                           Investment              Master
                                              Plan                  Trust

    Investment income:
      Interest and dividends                $ 225,927,430    $ 225,927,430
      Net appreciation/ (depreciation)
      Registered investment companies        (380,641,554)    (380,641,554)
      Common collective trust                 (91,956,188)     (91,956,188)
      Raytheon Company common stock            75,470,968       75,470,968
      Common stock                            (54,582,839)     (54,582,839)
                                            -------------    -------------
                                             (451,709,613)    (451,709,613)
                                            -------------    -------------
    Total investment loss                   $(225,782,183)   $(225,782,183)
                                            =============    =============

                                       17
SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Raytheon Employee Savings and Investment Plan has duly caused this annual report to be signed by the undersigned thereunto duly authorized.

                 RAYTHEON EMPLOYEE SAVINGS AND INVESTMENT PLAN



                                By: /s/ Keith J. Peden
                                        Keith J. Peden
                                        Senior Vice President - Human Resources


June 27, 2002