Form 10-Q
period 2002-06-30
RAYTHEON CO/
filed 2002-08-14
CIK 1047122

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

/ /   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ...... to ......


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Number of shares of common stock outstanding as of June 30, 2002: 402,886,000

RAYTHEON COMPANY

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RAYTHEON COMPANY
----------------
BALANCE SHEETS (Unaudited)

                                                                          June 30, 2002       Dec. 31, 2001
                                                                          -------------       -------------
                                                                                    (In millions)
ASSETS
Current assets
    Cash and cash equivalents                                               $    1,642          $    1,214
    Accounts receivable, less allowance for
       doubtful accounts                                                           461                 480
    Contracts in process                                                         3,563               3,204
    Inventories                                                                  2,083               2,030
    Deferred federal and foreign income taxes                                      649                 669
    Prepaid expenses and other current assets                                      119                 309
    Assets from discontinued operations                                            105               1,631
                                                                            ----------          ----------
       Total current assets                                                      8,622               9,537
Property, plant, and equipment, net                                              2,319               2,196
Goodwill, net                                                                   11,168              11,370
Other assets, net                                                                3,588               3,572
                                                                            ----------          ----------
           Total assets                                                     $   25,697          $   26,675
                                                                            ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable and current portion
       of long-term debt                                                    $    1,783          $    1,363
    Advance payments, less contracts in
       process                                                                     845                 883
    Accounts payable                                                               767                 910
    Accrued salaries and wages                                                     560                 573
    Other accrued expenses                                                       1,468               1,529
    Liabilities from discontinued operations                                       609                 550
                                                                            ----------          ----------
       Total current liabilities                                                 6,032               5,808
Accrued retiree benefits and other
    long-term liabilities                                                        1,269               1,283
Deferred federal and foreign income taxes                                          835                 563
Long-term debt                                                                   6,038               6,874
Mandatorily redeemable equity securities                                           857                 857
Stockholders' equity                                                            10,666              11,290
                                                                            ----------          ----------
           Total liabilities and stockholders' equity                       $   25,697          $   26,675
                                                                            ==========          ==========

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
----------------
STATEMENTS OF INCOME (Unaudited)

                                                                Three Months Ended                Six Months Ended
                                                         June 30, 2002   July 1, 2001      June 30, 2002    July 1, 2001
                                                         -------------   ------------      -------------    ------------
                                                                     (In millions, except per share amounts)
Net sales                                                   $  4,095         $  4,097        $  8,006          $  7,869
                                                            --------         --------        --------          --------

Cost of sales                                                  3,207            3,283           6,367             6,355
Administrative and selling expenses                              313              296             607               566
Research and development expenses                                121              123             225               245
                                                            --------         --------        --------          --------

Total operating expenses                                       3,641            3,702           7,199             7,166
                                                            --------         --------        --------          --------
Operating income                                                 454              395             807               703
                                                            --------         --------        --------          --------

Interest expense                                                 131              183             270               372
Interest income                                                  (10)             (12)            (17)              (21)
Other expense (income), net                                       13              (18)             21               (48)
                                                            --------         --------        --------          --------

Non-operating expense, net                                       134              153             274               303
                                                            --------         --------        --------          --------

Income from continuing operations before taxes                   320              242             533               400
Federal and foreign income taxes                                  97              106             161               170
                                                            --------         --------        --------          --------

Income from continuing operations                                223              136             372               230

Discontinued operations
    Loss from discontinued operations                           (530)            (508)           (546)             (839)
    Tax benefit (provision)                                      171              180             (37)              293
                                                            --------         --------        --------          --------
                                                                (359)            (328)           (583)             (546)
                                                            --------         --------        --------          --------

Loss before extraordinary item and accounting change            (136)            (192)           (211)             (316)

Extraordinary gain from debt repurchases, net of tax               -                4               1                 4

Change in accounting principle, net of tax                         -                -            (509)                -
                                                            --------         --------        --------          --------

Net loss                                                    $   (136)        $   (188)       $   (719)         $   (312)
                                                            ========         ========        ========          ========

Earnings per share from continuing operations
    Basic                                                   $   0.56         $   0.39        $   0.94          $   0.67
    Diluted                                                 $   0.54         $   0.38        $   0.91          $   0.66

Loss per share
    Basic                                                   $  (0.34)        $  (0.54)       $  (1.81)         $  (0.90)
    Diluted                                                 $  (0.33)        $  (0.53)       $  (1.76)         $  (0.89)

Dividends declared per share                                $   0.20         $   0.20        $   0.40          $   0.40

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
-----------------
STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                 Six Months Ended
                                                                                       June 30, 2002           July 1, 2001
                                                                                       -------------           ------------
                                                                                                 (In millions)
Cash flows from operating activities
    Income from continuing operations                                                   $       372            $       230
    Adjustments to reconcile income from continuing operations to net cash used in operating activities, net of the
      effect of divestitures
        Depreciation and amortization                                                           175                    333
        Net gain on sale of operating units                                                       -                    (74)
        Increase in accounts receivable                                                         (41)                   (78)
        (Increase) decrease in contracts in process                                            (355)                    56
        Increase in inventories                                                                 (74)                  (395)
        Decrease (increase) in current deferred federal and foreign
            income taxes                                                                         44                   (159)
        Decrease in prepaid expenses and other current assets                                   144                     24
        Decrease in advance payments                                                            (27)                  (109)
        (Decrease) increase in accounts payable                                                (115)                    13
        Decrease in accrued salaries and wages                                                  (13)                   (15)
        Increase (decrease) in other accrued expenses                                            50                   (161)
        Other adjustments, net                                                                  303                    260
                                                                                        -----------            -----------
    Net cash provided by (used in) operating activities from
        continuing operations                                                                   463                    (75)
    Net cash used in operating activities from discontinued operations                         (483)                  (215)
                                                                                        -----------            -----------
Net cash used in operating activities                                                           (20)                  (290)
                                                                                        -----------            -----------
Cash flows from investing activities
        Sale of financing receivables, net of repurchases                                         7                    334
        Origination of financing receivables                                                   (141)                  (394)
        Collection of financing receivables not sold                                             68                     55
        Expenditures for property, plant, and equipment                                        (190)                  (187)
        Proceeds from sales of property, plant, and equipment                                     9                      7
        Expenditures for internal use software                                                  (52)                   (78)
        Increase in other assets                                                                (27)                    (5)
        Hughes defense settlement                                                               134                      -
        Proceeds from sales of operating units and investments                                1,123                    266
                                                                                        -----------            -----------
    Net cash provided by (used in) investing activities from continuing
        operations                                                                              931                     (2)
    Net cash used in investing activities from discontinued operations                            -                    (13)
                                                                                        -----------            -----------
Net cash provided by (used in) investing activities                                             931                    (15)
                                                                                        -----------            -----------
Cash flows from financing activities
        Dividends                                                                              (159)                  (136)
        Decrease in short-term debt                                                            (356)                  (822)
        Decrease in long-term debt                                                              (98)                  (304)
        Issuance of equity security units                                                         -                    837
        Issuance of common stock                                                                 61                    376
        Proceeds under common stock plans                                                        69                     12
                                                                                        -----------            -----------
Net cash used in financing activities                                                          (483)                   (37)
                                                                                        -----------            -----------
Net increase (decrease) in cash and cash equivalents                                            428                   (342)
Cash and cash equivalents at beginning of year                                                1,214                    871
                                                                                        -----------            -----------
Cash and cash equivalents at end of period                                              $     1,642            $       529
                                                                                        ===========            ===========

    The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
----------------

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation
-------------------------

The accompanying unaudited financial statements of Raytheon Company (the "Company") have been prepared on substantially the same basis as the Company's annual consolidated financial statements. These interim unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's Current Report on Form 8-K, filed on June 28, 2002. The information furnished has been prepared from the accounts of the Company without audit. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. The financial statements for all periods presented have been restated to reflect the disposition of Aircraft Integration Systems (AIS) as disclosed in Note 10, Discontinued Operations. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Inventories
---------------

Inventories consisted of the following at:


                                                                         June 30, 2002           Dec. 31, 2001
                                                                         -------------           -------------
                                                                                   (In millions)
Finished goods, including used aircraft                                  $       634             $       642
Work in process                                                                1,224                   1,111
Materials and purchased parts                                                    372                     424
Excess of current cost over LIFO values                                         (147)                   (147)
                                                                         -----------             -----------
Total                                                                    $     2,083             $     2,030
                                                                         ===========             ===========

3.  Other Assets
----------------

In 1994, the Company invested in Space Imaging and currently has a 31 percent equity investment in Space Imaging LLC. Since 1996, the Company has guaranteed a portion of Space Imaging's debt and currently guarantees 50 percent of a $300 million Space Imaging loan facility that matures in 2003. There were $260 million of Space Imaging borrowings outstanding under this facility at June 30, 2002. To date, Space Imaging has purchased a significant amount of equipment from its primary investors, including the Company. The Company's investment in and other assets related to Space Imaging totaled $68 million at June 30, 2002. Space Imaging is pursuing its business plan, including assessments relative to future investment in replacement satellites and related financing requirements, and the Company, as an investor and partner, is working with its other partners and Space Imaging in this regard. In light of current capital market conditions, there can be no assurance that Space Imaging will be successful in attracting additional outside funding.

In March 2002, the Company formed a joint venture with Flight Options, Inc. whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. The Company's investment in and other assets related to the joint venture totaled $85 million at June 30, 2002. The new entity, Flight Options, LLC, is pursuing additional equity financing. In light of current capital market conditions, there can be no assurance that Flight Options will be successful in attracting additional outside funding. If Flight Options is not successful in attracting additional outside funding, the Company's ability to realize its investment may be impaired.

In the second quarter of 2002, the Company agreed to provide $30 million of financing to JT3, L.L.C., a joint venture formed by the Company, under which $21 million was outstanding at June 30, 2002.

In connection with the sale of receivables, Raytheon Aircraft Receivables Corporation, a special purpose entity, continued in existence at June 30, 2002. The outstanding balance in the Company's off balance sheet receivables facility at June 30, 2002 was $1,218 million versus $1,448 million at December 31, 2001. No material gain or loss resulted from the sales of receivables.

In the third quarter of 2001, the Company recorded a charge of $345 million to establish a reserve for estimated exposures on customer-financed assets due to defaults, refinancings, and remarketing of used commuter aircraft. The balance of this reserve was $361 million at December 31, 2001. In the first six months of 2002, the Company utilized $77 million of this reserve, leaving a balance of $284 million at June 30, 2002.

4.  Notes Payable and Long-term Debt
------------------------------------

In the first quarter of 2002, the Company repurchased debt with a par value of $96 million and recorded an extraordinary gain of $1 million, net of tax. In the second quarter of 2001, the Company repurchased debt with a par value of $633 million and recorded an extraordinary gain of $4 million, net of tax.

The Company's most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, be at least 2.5 times net interest expense for the prior four quarters. In July 2002, the covenant was amended to exclude charges of $450 million related to discontinued operations. The Company was in compliance with the interest coverage ratio covenant, as amended, during the first six months of 2002.

5.   Equity Security Units
--------------------------

At June 30, 2002 and December 31, 2001, there were 17,250,000 equity security units outstanding. Each equity security unit consists of a contract to purchase shares of the Company's common stock on May 15, 2004 which will result in cash proceeds to the Company of $863 million, and a mandatorily redeemable equity security, with a stated liquidation amount of $50 due on May 15, 2006 which will require a cash payment by the Company of $863 million. The contract obligates the holder to purchase, for $50, shares of common stock equal to the settlement rate. The settlement rate is equal to $50 divided by the average market value of the Company's common stock at that time. The settlement rate cannot be greater than 1.8182 or less than 1.4903 shares of common stock per purchase contract. Using the treasury stock method, there is no effect on the computation of shares for diluted earnings per share if the average market value of the Company's common stock is between $27.50 and $33.55 per share. During the second quarter of 2002 the average market value was $41.95 per share, therefore, the Company included 5.2 million shares related to the equity security units in its computation of shares for diluted earnings per share. During the first six months of 2002, the average market value was $39.50 per share, therefore, the Company included 3.9 million shares in its computation of shares for diluted earnings per share. The contract requires a quarterly distribution, which is recorded as a reduction in additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. The mandatorily redeemable equity security pays a quarterly distribution, which is included in interest expense, of 7% per year of the stated liquidation amount of $50 per mandatorily redeemable equity security until May 15, 2004. On May 15, 2004, following a remarketing of the mandatorily redeemable equity securities, the distribution rate will be reset at a rate equal to or greater than 7% per year.

6.   Stockholders' Equity
-------------------------

Stockholders' equity consisted of the following at:

                                                                       June 30, 2002         Dec. 31, 2001
                                                                       -------------         -------------
                                                                                  (In millions)
Preferred stock, no outstanding shares                                   $        --           $        --
Common stock, outstanding shares                                                   4                     4
Additional paid-in capital                                                     7,960                 7,723
Accumulated other comprehensive income                                          (193)                 (212)
Treasury stock                                                                    (3)                   (1)
Retained earnings                                                              2,898                 3,776
                                                                         -----------           -----------
Total                                                                    $    10,666           $    11,290
                                                                         ===========           ===========

Outstanding shares of common stock                                             402.9                 395.4

During the first six months of 2002, the Company issued 4.2 million shares of common stock related to its savings and investment plans and 3.3 million shares in connection with stock plan activity.

The weighted average shares outstanding for basic and diluted earnings per share
(EPS) were as follows:

                                                              Three Months Ended                    Six Months Ended
                                                       June 30, 2002       July 1, 2001      June 30, 2002      July 1, 2001
                                                       -------------       ------------      -------------      ------------
                                                                                 (In thousands)

Average common shares outstanding for basic
 EPS                                                      399,970              349,872           397,827            344,961
Dilutive effect of stock options and
 restricted stock                                           7,733                4,433             6,891              4,749
Dilutive effect of equity security units                    5,150                    -             3,870                  -
                                                       ----------          -----------       -----------        -----------
Shares for diluted EPS                                    412,853              354,305           408,588            349,710
                                                       ==========          ===========       ===========        ===========

Options to purchase 23.2 million and 21.8 million shares of common stock for the three months ended June 30, 2002 and July 1, 2001, respectively, and options to purchase 23.4 million and 21.8 million shares of common stock for the six months ended June 30, 2002 and July 1, 2001, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company's common stock during the respective periods.

Options to purchase 20.5 million and 19.4 million shares of common stock for the three months ended June 30, 2002 and July 1, 2001 respectively, and options to purchase 20.3 million and 19.4 million shares of common stock for the six months ended June 30, 2002 and July 1, 2001, respectively, had exercise prices that were less than the average market price of the Company's common stock during the respective periods and are included in the dilutive effect of stock options and restricted stock in the table above.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), therefore, no compensation expense was recognized for the Company's stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company estimates that its net income (loss) and diluted earnings
(loss) per share would have approximated $(149) million and $(0.36) and $(200) million and $(0.56) in the second quarter of 2002 and 2001, respectively, and $(745) million and $(1.82) and $(337) million and $(0.96) in the first six months of 2002 and 2001, respectively. The weighted average fair value of each stock option granted in 2002, 2001, 2000, and 1999, which are included in the preceding amounts, was estimated using the Black-Scholes option-pricing model. The effects of applying SFAS No. 123 in this disclosure are not indicative of future amounts and are not representative of the amounts that would be reported if the Company adopted SFAS No. 123 in this period.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective hedges. The computation of comprehensive income is as follows:

                                                            Three Months Ended                    Six Months Ended
                                                     June 30, 2002        July 1, 2001    June 30, 2002      July 1, 2001
                                                     -------------        ------------    -------------      ------------
                                                                                 (In millions)
Net loss                                             $    (136)          $    (188)        $    (719)         $    (312)
Other comprehensive income (loss)                           25                 (13)               19                (21)
                                                     ---------           ---------         ---------          ---------
Total comprehensive loss                             $    (111)          $    (201)        $    (700)         $    (333)
                                                     =========           =========         =========          =========

7.  Restructuring
-----------------

All previously disclosed restructuring actions have been essentially completed, except for ongoing idle facility costs for which the Company spent $3 million in the first six months of 2002. The restructuring-related accrued liability at June 30, 2002 was $21 million.

8.  Business Segment Reporting
------------------------------

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

In July 2002, the Company announced plans to realign its defense businesses. As part of the realignment, the Company will streamline operations and restructure some existing business units.

Segment financial results were as follows:

                                                                   Net Sales                      Operating Income
                                                              Three Months Ended                 Three Months Ended
                                                       June 30, 2002      July 1, 2001    June 30, 2002      July 1, 2001
                                                       -------------      ------------    -------------      ------------
                                                                                (In millions)
Electronic Systems                                       $     2,201       $     2,055        $     300         $     266
Command, Control, Communication and
    Information Systems                                        1,025               931              106                95
Technical Services                                               505               499                9                42
Commercial Electronics                                           105               117               (4)              (15)
Aircraft                                                         526               768               22                27
Corporate and Eliminations                                      (267)             (273)              21               (20)
                                                         -----------       -----------        ---------         ---------
Total                                                    $     4,095       $     4,097        $     454         $     395
                                                         ===========       ===========        =========         =========

                                                                   Net Sales                      Operating Income
                                                               Six Months Ended                   Six Months Ended
                                                       June 30, 2002      July 1, 2001    June 30, 2002      July 1, 2001
                                                       -------------      ------------    -------------      ------------
                                                                                (In millions)
Electronic Systems                                        $    4,311        $    3,952        $     595         $     503
Command, Control, Communication and
    Information Systems                                        1,995             1,786              208               179
Technical Services                                             1,033               982               46                77
Commercial Electronics                                           204               238              (10)              (21)
Aircraft                                                       1,020             1,405              (19)               23
Corporate and Eliminations                                      (557)             (494)             (13)              (58)
                                                          ----------        ----------        ---------         ---------
Total                                                     $    8,006        $    7,869        $     807         $     703
                                                          ==========        ==========        =========         =========

                                                                               Identifiable Assets
                                                                      June 30, 2002           Dec. 31, 2001
                                                                      -------------           -------------
                                                                                  (In millions)
Electronic Systems                                                       $   10,824             $  10,483
Command, Control, Communication and
    Information Systems                                                       5,225                 5,113
Technical Services                                                            1,557                 1,670
Commercial Electronics                                                          673                   683
Aircraft                                                                      3,172                 3,126
Corporate                                                                     4,141                 3,969
                                                                         ----------             ---------
Total                                                                    $   25,592             $  25,044
                                                                         ==========             =========

Net sales includes intersegment sales during the three months ended June 30, 2002 and July 1, 2001, respectively, of $73 million and $52 million for Electronic Systems, $23 million and $28 million for Command, Control, Communication and Information Systems, $141 million and $164 million for Technical Services, $29 million and $28 million for Commercial Electronics, and $1 million and $1 million for Aircraft.

Net sales includes intersegment sales during the six months ended June 30, 2002 and July 1, 2001, respectively, of $147 million and $101 million for Electronic Systems, $55 million and $56 million for Command, Control, Communication and Information Systems, $298 million and $282 million for Technical Services, $55 million and $53 million for Commercial Electronics, and $2 million and $2 million for Aircraft.

9.  Other Income and Expense
----------------------------

The components of other expense (income), net were as follows:

                                                              Three Months Ended                  Six Months Ended
                                                      June 30, 2002       July 1, 2001    June 30, 2002      July 1, 2001
                                                      -------------       ------------    -------------      ------------
                                                                                  (In millions)
Gain on sale of the recreational marine business        $       -            $      -         $     -          $    (38)
Gain on sale of Raytheon Aerospace                              -                 (35)              -               (35)
Equity losses in unconsolidated affiliates                     10                   9              16                14
Other                                                           3                   8               5                11
                                                        ---------            --------         -------          --------
Total                                                   $      13            $    (18)        $    21          $    (48)
                                                        =========            ========         =======          ========

Equity losses in unconsolidated affiliates include losses related to Space Imaging, Flight Options, Raytheon Aerospace, and Exostar.


10. Discontinued Operations
---------------------------

In March 2002, the Company completed the sale of AIS for approximately $1,123 million, net, subject to purchase price adjustments. As part of the transaction, the Company remained the prime contractor for the Airborne Stand-Off Radar (ASTOR) program and retained the responsibility for performance of the Boeing Business Jet (BBJ) program, which is nearing completion. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. Schedule delays, cost growth, and other variables could continue to have a negative effect on the BBJ-related assets. The timing and amount of net realizable value of these retained assets are uncertain and subject to a number of unpredictable market forces. The Company recorded a net $2 million pretax gain on the sale of AIS. Due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $213 million, resulting in a $211 million net loss on the sale of AIS.

In the second quarter of 2002, the Company recorded an additional loss on disposal of AIS of $14 million, which included a $23 million write-down of a BBJ-related aircraft owned by the Company, offset by a $13 million gain resulting from the finalization of the 1999 claim, described above. The write-down of the BBJ-related aircraft resulted from the Company's decision to market this aircraft unfinished due to the current environment of declining prices for BBJ-related aircraft. The Company was previously marketing this aircraft as a customized executive BBJ. In addition, the Company recorded a $4 million charge for cost growth on one of the two BBJ aircraft not yet delivered.

The summary of operating results for AIS was as follows:

                                                           Three Months Ended                    Six Months Ended
                                                     June 30, 2002        July 1, 2001    June 30, 2002      July 1, 2001
                                                     -------------        ------------    -------------      ------------
                                                                                 (In millions)
Net sales                                            $       -           $     210         $     202          $     406
Operating expenses                                           -                 248               198                436
                                                     ---------           ---------         ---------          ---------
Operating (loss) income                                      -                 (38)                4                (30)
Other expense, net                                           -                   -                 -                  -
                                                     ---------           ---------         ---------          ---------
Income (loss) before taxes                                   -                 (38)                4                (30)
Tax (benefit) provision                                      -                 (15)                1                (10)
                                                     ---------           ---------         ---------          ---------
Income (loss) from discontinued operations
                                                     $       -           $     (23)        $       3          $     (20)
                                                     =========           =========         =========          =========

The components of assets and liabilities for AIS were as follows:

                                                                   June 30, 2002           Dec. 31, 2001
                                                                   -------------           -------------
                                                                                   (In millions)
Current assets                                                         $     105              $      495
Noncurrent assets                                                              -                   1,136
                                                                       ---------              ----------
Total assets                                                           $     105              $    1,631
                                                                       =========              ==========

Current liabilities                                                    $      46              $       52
Noncurrent liabilities                                                         -                      16
                                                                       ---------              ----------
Total liabilities                                                      $      46              $       68
                                                                       ==========             ==========

In 2000, the Company sold its Raytheon Engineers & Constructors (RE&C) business to Washington Group International (WGI). At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and parent guarantees of performance and payment (the "Support Agreements") on over 100 long-term construction contracts. The Support Agreements were provided to owners at the time of contract award as security to the owners for the underlying contract obligations. Often the total security was capped at the value of the contract price to secure full performance, including the payment of liquidated damages available under the contract. Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

In March 2001, WGI abandoned two Massachusetts construction projects, triggering the Company's guarantees to the owners. The Company honored the guarantees and commenced work on these projects. In the second quarter of 2002, the Company revised its estimated cost to complete (ETC) for the two projects and recorded a charge of $450 million. The previous ETC resulted in a total charge of $814 million in 2001, of which $633 million was recorded in the first six months of 2001. The revised ETC results from declining productivity, schedule delays, misestimates of field engineered materials, and unbudgeted hours worked on the two projects. Further deterioration in labor productivity or additional schedule delays could have a material adverse effect on the Company's financial position and results of operations. The Company expects to complete construction on the two projects in 2002. The significant milestones related to the Mystic project include for Mystic Block 8, customer acceptance in December 2002, and for Mystic Block 9, back feed testing in August 2002, first fire in October 2002, and customer acceptance in December 2002. The significant milestones related to the Fore River project include chemical cleaning in August 2002, first fire in October 2002, and customer acceptance in December 2002.

In May 2001, WGI filed for bankruptcy protection. In the course of the bankruptcy proceeding, WGI rejected some ongoing construction contracts and assumed others. For those contracts rejected, the Company's obligation to the owners depends on the extent to which the Company has any outstanding Support Agreements. The WGI rejected contracts included four large fixed price international turnkey projects that were close to completion. Of the four projects, construction has been completed on three, which are now in the claims resolution phase. The fourth is nearing completion. In the second quarter of 2002, the Company recorded a charge of $14 million related to warranty and startup costs associated with the fourth project. In 2001, the Company recorded a total charge of $54 million, all of which was recorded in the first six months of 2001, related to these projects. Additional risks and exposures on the three completed projects are final resolution of contract closeout issues. Additional risks and exposures on the fourth project include engineering support, equipment performance, schedule delays, and contract closeout. The significant milestone related to the fourth project is customer acceptance in September 2002.

Two WGI construction projects on which the Company has Support Agreements have ongoing construction activity. The Company is paying to complete these projects pursuant to its guarantees and the Company will receive the benefit of the remaining contract payments from the owners. In the second quarter of 2002, the Company recorded a charge of $21 million resulting from a contract adjustment on one of these projects due to turbine-related delays. In 2001, the Company recorded a total charge of $156 million, of which $49 million was recorded in the first six months of 2001, related to these and the other WGI construction projects on which the Company has Support Agreements. Additional risks and exposures on the two projects with ongoing construction activity include labor productivity, equipment performance, subcontractor performance, and schedule delays. Additional risks and exposures on the other projects with Support Agreements include adverse claim resolution and non-performance on projects assumed by WGI and are subject to the letters of credit, performance bonds, and parent guarantees noted above. One of the two projects has been provisionally accepted by the customer. The significant milestone related to the other project is customer acceptance in August 2002.

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

In accordance with the purchase and sale agreement, the Company retained the financial risks and rewards of certain claims, equity investments, and receivables totaling $159 million that were sold to WGI. In addition, the Company retained certain obligations and liabilities totaling $88 million related to the purchase and sale agreement. As a result of WGI's bankruptcy filing, the realization of these various assets through WGI was no longer probable, however, the retained obligations and liabilities could be set off against the retained assets pursuant to the terms of the purchase and sale agreement. In the second quarter of 2001, the Company recorded a charge of $71 million to write off these assets and liabilities.

In the first six months of 2002, the Company recorded a charge of $30 million for interest expense related to RE&C versus $2 million in the first six months of 2001. Interest expense has been allocated to RE&C based upon actual cash outflows since the date of disposition. Also in the first six months of 2002, the Company recorded charges of $23 million for legal, management, and other costs.

Liabilities from discontinued operations included current liabilities for RE&C of $563 million and $482 million at June 30, 2002 and December 31, 2001, respectively.

In the second quarter of 2002 the total loss from discontinued operations was $530 million pretax, $359 million after-tax, or $0.87 per diluted share versus $508 million pretax, $328 million after-tax, or $0.93 per diluted share in the second quarter of 2001.

In the first six months of 2002 the total loss from discontinued operations was $546 million pretax, $583 million after-tax, or $1.43 per diluted share versus $839 million pretax, $546 million after-tax, or $1.56 per diluted share in the first six months of 2001.

11.  Commitments and Contingencies
----------------------------------

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company in U.S. government contracting. Except as noted in the following paragraphs, individually and in the aggregate, these investigations are not expected to have a material adverse effect on the Company's financial position or results of operations.

In June 2002, the Company received service of a grand jury subpoena issued by the United States District Court for the District of California. The subpoena seeks documents relating to the activities of an international sales representative engaged by the Company relating to a foreign military sales contract in Korea in the late 1990s. The Company has in place appropriate compliance policies and procedures, and believes its conduct has been consistent with those policies and procedures. The Company is cooperating fully with the investigation.

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

The Company is permitted to charge to its U.S. government contracts an allocable portion of the amount that the Company accrues for self-insurance. There is a disagreement between the Company and the U.S. government about the way the Company allocated self-insurance charges for product liability risks at Raytheon Aircraft. The government has not asserted a claim for a specific amount, but since the allocation practice at issue was adopted in 1988, the government claim could have a material adverse effect on the Company's financial position and results of operations.

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company's estimate of total environmental remediation costs expected to be incurred is $138 million. On a discounted basis, the Company estimates the liability to be $86 million before U.S. government recovery and has accrued this amount at June 30, 2002. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company's long history of receiving reimbursement for such costs. Accordingly, the Company has recorded an unbilled receivable in contracts in process of $40 million at June 30, 2002 for the estimated future recovery of these costs from the U.S. government. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company's responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company's financial position or results of operations.

The Company has been advised by the staff of the Securities and Exchange Commission (SEC) that an investigation, which began and was disclosed in May 2001, related to the Company's former engineering and construction business and related accounting and other matters has been closed without action.

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

12.  Accounting Standards
-------------------------

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) which nulifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard, which is effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No.
145). This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle as of January 1, 2002.

     In the first quarter of 2002, the Company recorded a goodwill impairment of $360 million related to AIS as a cumulative effect of change in accounting principle. The fair value of AIS was determined based upon the proceeds received by the Company in connection with the sale of AIS. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with this impairment. During the second quarter of 2002, the Company completed its transitional review for potential goodwill impairment in accordance with SFAS No. 142, whereby the Company utilized a market multiple approach to determine the fair value of reporting units within the defense businesses and a discounted cash flow approach to determine the fair value of the commercial business reporting units. As a result, the Company recorded a goodwill impairment of $185 million pretax, $149 million after-tax, which represented all of the goodwill at Raytheon Aircraft, as a cumulative effect of change in accounting principle. The Company has also determined that there is no impairment of goodwill related to any of its defense businesses beyond the $360 million recorded in connection with the sale of AIS. The total goodwill impairment charge for the six months ended June 30, 2002 was $545 million pretax, $509 million after-tax, or $1.25 per diluted share. The Company will perform the annual impairment test in the fourth quarter of each year.

     The amount of remaining goodwill by segment, as determined in accordance with SFAS No. 142, was $7,641 million, $2,650 million, $856 million, and $21 million for Electronic Systems; Command, Control, Communication and Information Systems; Technical Services; and Commercial Electronics, respectively, at June 30, 2002.

     Intangible assets subject to amortization consisted primarily of drawings and intellectual property totaling $24 million (net of $28 million of accumulated amortization) at June 30, 2002 and $24 million (net of $34 million of accumulated amortization) at December 31, 2001. Amortization expense is expected to approximate $2 million for each of the next five years.

     In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following adjusts reported income from continuing operations and basic and diluted EPS from continuing operations to exclude goodwill amortization:

                                                                        Three Months Ended                     Six Months Ended
                                                                June 30, 2002       July 1, 2001     June 30, 2002      July 1, 2001
                                                                -------------       ------------     -------------      ------------
                                                                              (In millions, except per share amounts)

Reported income from continuing operations                        $     223           $    136           $   372          $    230
Goodwill amortization, net of tax                                         -                 76                 -               146
                                                                  ---------           --------           -------          --------
Adjusted income from continuing operations                        $     223           $    212           $   372          $    376
                                                                  =========           ========           =======          ========

Reported basic EPS from continuing operations                     $    0.56           $   0.39           $  0.94          $   0.67
Goodwill amortization, net of tax                                         -               0.22                 -              0.42
                                                                  ---------           --------           -------          --------
Adjusted basic EPS from continuing operations                     $    0.56           $   0.61           $  0.94          $   1.09
                                                                  =========           ========           =======          ========

Reported diluted EPS from continuing operations                   $    0.54           $   0.38           $  0.91          $   0.66
Goodwill amortization, net of tax                                         -               0.22                 -              0.42
                                                                  ---------           --------           -------          --------
Adjusted diluted EPS from continuing operations                   $    0.54           $   0.60           $  0.91          $   1.08
                                                                  =========           ========           =======          ========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations - Second Quarter 2002 Compared with Second
-----------------------------------------------------------------------------
Quarter 2001
------------

Net sales were $4.1 billion in the second quarter of 2002 and 2001. Sales in the second quarter of 2001 included $162 million related to businesses that have since been sold. The increase in sales was primarily due to continued sales growth in the defense businesses offset by lower volume at Raytheon Aircraft. Sales to the U.S. Department of Defense were 62 percent of sales in the second quarter of 2002 versus 63 percent of sales in the second quarter of 2001. Total sales to the U.S. government, including foreign military sales, were 72 percent of sales in the second quarter of 2002 versus 68 percent of sales in the second quarter of 2001. Total international sales, including foreign military sales, were 21 percent of sales in the second quarter of 2002 and 2001.

Gross margin, net sales less cost of sales, in the second quarter of 2002 was $888 million or 21.7 percent of sales versus $814 million or 19.9 percent of sales in the second quarter of 2001. Excluding goodwill amortization, which was discontinued January 1, 2002 as a result of the adoption of SFAS 142, described below, gross margin was $898 million or 21.9 percent of sales in the second quarter of 2001. Included in gross margin was pension income of $25 million and $74 million in the second quarter of 2002 and 2001, respectively.

Administrative and selling expenses were $313 million or 7.6 percent of sales in the second quarter of 2002 versus $296 million or 7.2 percent of sales in the second quarter of 2001. The increase was primarily due to the timing of expenditures related to new proposals.

Research and development expenses were $121 million or 3.0 percent of sales in the second quarter of 2002 versus $123 million or 3.0 percent of sales in the second quarter of 2001.

Operating income was $454 million or 11.1 percent of sales in the second quarter of 2002 versus $395 million or 9.6 percent of sales in the second quarter of 2001. Excluding goodwill amortization, operating income was $479 million or 11.7 percent of sales in the second quarter of 2001. Included in operating income is pension income of $25 million and $74 million in the second quarter of 2002 and 2001, respectively. The changes in operating income by segment are discussed below.

Interest expense from continuing operations in the second quarter of 2002 was $131 million versus $183 million in the second quarter of 2001. The decrease was due to lower average debt and lower weighted average cost of borrowing due to the interest rate swaps entered into in 2001. In the second quarter of 2002 and 2001, the Company allocated $17 million and $2 million, respectively, of interest expense to discontinued operations. Total interest expense in the second quarter of 2002 was $148 million versus $185 million in the second quarter of 2001.

Interest income in the second quarter of 2002 was $10 million versus $12 million in the second quarter of 2001.

Other expense, net in the second quarter of 2002 was $13 million versus other income, net of $18 million in the second quarter of 2001. Included in the second quarter of 2001 was a gain of $35 million recorded in connection with the sale of a majority interest in the Company's aviation support business (Raytheon Aerospace).

The effective tax rate was 30.3 percent in the second quarter of 2002 reflecting the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and ESOP dividend deductions. The effective tax rate was
43.8 percent in the second quarter of 2001 reflecting the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts and increased by non-deductible amortization of goodwill. Excluding the effect of goodwill amortization, the effective tax rate was 35.0 percent in the second quarter of 2001. The lower effective tax rate in the second quarter of 2002 was due primarily to the timing of the legislation for ESOP dividend deductions that were not available in the second quarter of 2001 and the write off of nondeductible goodwill related to the sale of a majority interest in Raytheon Aerospace.

Income from continuing operations was $223 million in the second quarter of 2002, or $0.54 per diluted share on 412.9 million average shares outstanding versus $136 million in the second quarter of 2001, or $0.38 per diluted share on
354.3 million average shares outstanding. Excluding goodwill amortization, income from continuing operations was $212 million in the second quarter of 2001, or $0.60 per diluted share. The increase in average shares outstanding was due primarily to the issuance of 14,375,000 and 31,578,000 shares of common stock in May and October 2001, respectively.

The loss from discontinued operations, described below, was $359 million after-tax, or $0.87 per diluted share in the second quarter of 2002 versus a loss of $328 million after-tax, or $0.93 per diluted share in the second quarter of 2001.

The net loss in the second quarter of 2002 was $136 million, or $0.33 per diluted share versus $188 million in the second quarter of 2001, or $0.53 per diluted share. Excluding goodwill amortization, the net loss was $112 million in the second quarter of 2001, or $0.32 per diluted share.

Electronic Systems had sales of $2.2 billion in the second quarter of 2002 versus $2.1 billion in the second quarter of 2001. The increase in sales was primarily due to higher volume in classified programs. Operating income was $300 million in the second quarter of 2002 versus $266 million a year ago. Excluding goodwill amortization, operating income was $314 million in the second quarter of 2001. Included in operating income was pension income of $11 million and $38 million in the second quarter of 2002 and 2001, respectively. The decrease in operating income was primarily due to lower pension income offset by higher volume.

Command, Control, Communication and Information Systems had sales of $1.0 billion in the second quarter of 2002 compared with $931 million in the second quarter of 2001. The second quarter of 2002 included approximately $31 million of sales which were reclassified from Electronic Systems to Command, Control, Communication and Information Systems in connection with the formation of Thales Raytheon Systems in 2001. In addition, there was higher volume across most business units. Operating income was $106 million in the second quarter of 2002 versus $95 million in the second quarter of 2001. Excluding goodwill amortization, operating income was $120 million in the second quarter of 2001. Included in operating income was pension income of $1 million and $11 million in the second quarter of 2002 and 2001, respectively. Operating income was negatively affected by lower pension income in the second quarter of 2002 and positively affected by higher volume.

Technical Services had second quarter 2002 sales of $505 million compared with $499 million in the second quarter of 2001. Operating income was $9 million in the second quarter of 2002 compared with $42 million in the second quarter of 2001. Excluding goodwill amortization, operating income was $48 million in the second quarter of 2001. Included in operating income was pension income of $4 million and $8 million in the second quarter of 2002 and 2001, respectively. The decrease in operating income was due primarily to a $28 million write-off of contract costs that the Company determined were unbillable. The decrease was offset by a similarly sized reserve at corporate established by the Company in the second half of 2001 to address the issue.

Commercial Electronics had sales of $105 million in the second quarter of 2002 compared with second quarter 2001 sales of $117 million. The operating loss was $4 million in the second quarter of 2002 versus $15 million in the second quarter of 2001. Excluding goodwill amortization, the operating loss was $13 million in the second quarter of 2001. The decrease in operating loss was due primarily to the closure of certain unprofitable businesses and cost reduction actions taken. There was no pension income included in the second quarter 2002 operating loss versus $1 million in the second quarter of 2001.

Raytheon Aircraft had second quarter 2002 sales of $526 million compared with $768 million in the second quarter of 2001. The decrease was due to lower aircraft deliveries in the second quarter of 2002 and the divestiture of a majority interest in Raytheon Aerospace in June 2001, partially offset by a $15 million favorable contract adjustment recorded in the second quarter of 2002. Operating income was $22 million in the second quarter of 2002 versus $27 million in the second quarter of 2001. Excluding goodwill amortization, operating income was $30 million in the second quarter of 2001. Included in operating income was pension income of $8 million and $14 million in the second quarter of 2002 and 2001, respectively.

Six Months 2002 Compared With Six Months 2001
---------------------------------------------

Net sales in the first six months of 2002 were $8.0 billion versus $7.9 billion for the same period in 2001. Sales in the first six months of 2001 included $307 million related to businesses that have since been sold. The increase in sales was primarily due to continued sales growth in the defense businesses offset by lower volume at Raytheon Aircraft. Sales to the U.S. Department of Defense were 63 percent of sales in the first six months of 2002 versus 60 percent of sales in the first six months of 2001. Total sales to the U.S. government in the first six months of 2002 and 2001, including foreign military sales, were 73 percent and 68 percent of sales, respectively. Total international sales, including foreign military sales, were 20 percent of sales in the first six months of 2002 versus 22 percent of sales in the first six months of 2001.

Gross margin, net sales less cost of sales, in the first six months of 2002 was $1.6 billion or 20.5 percent of sales versus $1.5 billion or 19.2 percent of sales in the first six months of 2001. Excluding goodwill amortization, gross margin was $1.7 billion or 21.4 percent of sales in the first six months of 2001. Included in gross margin was pension income of $49 million and $148 million in the first six months of 2002 and 2001, respectively.

Administrative and selling expenses were $607 million or 7.6 percent of sales in the first six months of 2002 versus $566 million or 7.2 percent of sales in the first six months of 2001. The increase was due primarily to the timing of expenditures related to new proposals. The Company expects administrative and selling expenses to approximate 7.0 percent of sales in the full year 2002.

Research and development expenses decreased to $225 million or 2.8 percent of sales in the first six months of 2002 from $245 million or 3.1 percent of sales in the first six months of 2001. The decrease was primarily due to the timing of expenditures.

Operating income was $807 million or 10.1 percent of sales in the first six months of 2002 versus $703 million or 8.9 percent of sales in the first six months of 2001. Excluding goodwill amortization, operating income was $872 million or 11.1 percent of sales in the first six months of 2001. Included in operating income was pension income of $49 million and $148 million in the first six months of 2002 and 2001, respectively. The changes in operating income by segment are discussed below.

Interest expense from continuing operations in the first six months of 2002 was $270 million versus $372 million in the first six months of 2001. The decrease was due primarily to lower average debt and lower weighted average cost of borrowing due to the interest rate swaps entered into in 2001. In the first six months of 2002 and 2001, the Company allocated $30 million and $2 million, respectively of interest expense to discontinued operations. The Company expects to allocate approximately $78 million of interest to discontinued operations in 2002. Total interest expense in the first six months of 2002 was $300 million versus $374 million in the first six months of 2001.

Interest income in the first six months of 2002 was $17 million versus $21 million in the first six months of 2001.

Other expense, net in the first six months of 2002 was $21 million versus other income, net of $48 million in the first six months of 2001. Included in the first six months of 2001 were pretax gains of $38 million related to the divestiture of the Company's recreational marine business and $35 million related to the divestiture of a majority interest in Raytheon Aerospace support business.

The effective tax rate was 30.2 percent in the first six months of 2002 reflecting the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and ESOP dividend deductions. The effective tax rate was 42.5 percent in the first six months of 2001 reflecting the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts and increased by non-deductible amortization of goodwill. Excluding the effect of goodwill amortization, the effective tax rate was 33.9 percent in the first six months of 2001. The lower effective tax rate in the first six months of 2002 was due primarily to the timing of the legislation for ESOP dividend deductions that were not available in the first six months of 2001 and the write off of nondeductible goodwill related to the sale of a majority interest in Raytheon Aerospace in 2001. In the first six months of 2002, the Company's net operating loss carryforwards that expire in 2020 and 2021 decreased by approximately $500 million as a result of the Job Creation and Worker Assistance Act of

2002, which permitted the Company to carry back losses to 1996.

Income from continuing operations was $372 million in the first six months of 2002, or $0.91 per diluted share on 408.6 million average shares outstanding versus $230 million in the first six months of 2001, or $0.66 per diluted share on 349.7 million average shares outstanding. Excluding goodwill amortization, income from continuing operations was $376 million in the first six months of 2001, or $1.08 per diluted share. The increase in average shares outstanding was due primarily to the issuance of 14,375,000 and 31,578,900 shares of common stock in May and October 2001, respectively.

The loss from discontinued operations, described below, was $583 million after-tax, or $1.43 per diluted share in the first six months of 2002 versus $546 million after-tax, or $1.56 per diluted share in the first six months of 2001.

The net loss in the first six months of 2002 was $719 million, or $1.76 per diluted share versus $312 million in the first six months of 2001, or $0.89 per diluted share. Excluding goodwill amortization, the net loss was $166 million in the first six months of 2001, or $0.47 per diluted share.

Total employment related to continuing operations was 77,500 at June 30, 2002 and 81,100 at December 31, 2001.

Electronic Systems had sales of $4.3 billion in the first six months of 2002 compared with $4.0 billion in the first six months of 2001. The increase in sales was primarily due to higher volume across all business units. Operating income was $595 million or 13.8 percent of sales in the first six months of 2002 versus $503 million or 12.7 percent of sales a year ago. Excluding goodwill amortization, operating income was $599 million or 15.2 percent of sales in the first six months of 2001. Included in operating income was pension income of $21 million and $75 million in the first six months of 2002 and 2001, respectively. The decrease in operating income was primarily due to lower pension income offset by higher volume.

Command, Control, Communication and Information Systems had sales of $2.0 billion in the first six months of 2002 compared with $1.8 billion in the first six months of 2001. The first six months of 2002 included approximately $71 million of sales which were reclassified from Electronic Systems to Command, Control, Communication and Information Systems in connection with the formation of Thales Raytheon Systems in 2001. In addition, there was higher volume across most business units. Operating income was $208 million or 10.4 percent of sales in the first six months of 2002 compared with $179 million or 10.0 percent of sales in the first six months of 2001. Excluding goodwill amortization, operating income was $230 million or 12.9 percent of sales in the first six months of 2001. Included in operating income was pension income of $4 million and $22 million in the first six months of 2002 and 2001, respectively. The decrease in operating income was primarily due to cost growth on certain programs and lower pension income offset by higher volume.

Technical Services had sales of $1.0 billion in the first six months of 2002 versus $982 million in the first six months of 2001. The increase in sales was primarily due to higher volume from new programs. Operating income was $46 million or 4.5 percent of sales in the first six months of 2002 compared with $77 million or 7.8 percent of sales in the first six months of 2001. Excluding goodwill amortization, operating income was $90 million or 9.2 percent of sales in the first six months of 2001. Included in operating income was pension income of $6 million and $17 million in the first six months of 2002 and 2001, respectively. The decrease in operating income was due primarily to a $28 million write-off of contract costs that the Company determined were unbillable. The decrease was offset by a similarly sized reserve at corporate established by the Company in the second half of 2001 to address the issue.

Commercial Electronics had sales of $204 million in the first six months of 2002 compared with $238 million in the first six months of 2001. The decrease in sales was due to further weakness in Commercial Electronics end markets and to the divestiture of the recreational marine business in January 2001. The operating loss of $10 million in the first six months of 2002 compares to $21 million in the first six months of 2001. Excluding goodwill amortization, the operating loss was $17 million in the first six months of 2001. Included in the operating losses was pension income of $1 million and $3 million in the first six months of 2002 and 2001, respectively. The Company remains concerned about the market outlook for Commercial Electronics.

Raytheon Aircraft had sales of $1.0 billion in the first six months of 2002 compared with $1.4 billion in the first six months of 2001. The decrease was due to lower aircraft deliveries in the first six months of 2002 and the divestiture of a majority interest in Raytheon Aerospace in June 2001, partially offset by a $15 million favorable contract adjustment recorded in the second quarter of 2002. The operating loss of $19 million in the first six months of 2002 compares to operating income of $23 million in the first six months of 2001. Excluding goodwill amortization, operating income was $28 million in the first six months of 2001. Included in operating income was pension income of $16 million and $29 million in the first six months of 2002 and 2001, respectively. The increase in the operating loss was primarily due to lower volume partially offset by a $15 million favorable contract adjustment recorded in the second quarter of 2002. The Company remains concerned about the market outlook for both new and used aircraft and continues to monitor the production and delivery schedule for the Premier I aircraft and the development cost of the Horizon aircraft. Demand for general aviation aircraft remains weak and could adversely affect volume in the remainder of 2002 and 2003.

Backlog consisted of the following at:

                                          June 30, 2002         Dec. 31, 2001
                                          -------------         -------------
                                                     (In millions)

Electronic Systems                         $    12,795           $    13,423
Command, Control, Communication
    and Information Systems                      5,021                 5,592
Technical Services                               1,816                 1,958
Commercial Electronics                             435                   467
Aircraft                                         4,672                 4,165
                                           -----------           -----------
Total                                      $    24,739           $    25,605
                                           ===========           ===========

U.S. government backlog
    included above                         $    16,669           $    16,943
                                           ===========           ===========

Included in Aircraft backlog at June 30, 2002 was approximately $850 million related to an order received from Flight Options, a related entity, in the first quarter of 2002.

Bookings were as follows:

                                       Six Months Ended
                                       ----------------

                                                       June 30, 2002           July 1, 2001
                                                       -------------           ------------
                                                                 (In millions)
Electronic Systems                                     $     3,547             $      3,967
Command, Control, Communication and Information
Systems                                                      1,445                    1,925
Technical Services                                             571                      402
Commercial Electronics                                         117                      197
Aircraft                                                     1,527                    1,245
                                                       -----------             ------------
Total                                                  $     7,207             $      7,736
                                                       ===========             ============

Bookings for ES in 2002 are expected to be below the 2001 level due primarily to two large bookings received in 2001. In addition, in the first six months of 2002, due to the protest of a large contract award, ES is slightly behind both prior year and plan but expects to meet or exceed the full year plan.

Bookings for C3I are expected to be higher in the full year 2002 than in 2001 but are down in the first six months of 2002 versus the first six months of 2001 due to contract booking delays and lost contract awards.

Discontinued Operations
-----------------------

In March 2002, the Company completed the sale of AIS for approximately $1,123 million, net, subject to purchase price adjustments. As part of the transaction, the Company remained the prime contractor for the Airborne Stand-Off Radar (ASTOR) program and retained the responsibility for performance of the Boeing Business Jet (BBJ) program, which is nearing completion. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. Schedule delays, cost growth, and other variables could continue to have a negative effect on the BBJ-related assets. The timing and amount of net realizable value of these retained assets are uncertain and subject to a number of unpredictable market forces. The Company recorded a net $2 million pretax gain on the sale of AIS. Due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $213 million, resulting in a $211 million net loss on the sale of AIS.

In the second quarter of 2002, the Company recorded an additional loss on disposal of AIS of $14 million, which included a $23 million write-down of a BBJ-related aircraft owned by the Company, offset by a $13 million gain resulting from the finalization of the 1999 claim, described above. The write-down of the BBJ-related aircraft resulted from the Company's decision to market this aircraft unfinished due to the current environment of declining prices for BBJ-related aircraft. The Company was previously marketing this aircraft as a customized executive BBJ. The settlement of the 1999 claim and the sale of the BBJ-related aircraft are expected to result in a cash inflow of approximately $59 million in 2002. In addition, the Company recorded a $4 million charge for cost growth on one of the two BBJ aircraft not yet delivered.

In 2000, the Company sold its Raytheon Engineers & Constructors (RE&C) business to Washington Group International (WGI). At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and parent guarantees of performance and payment (the "Support Agreements") on over 100 long-term construction contracts. The Support Agreements were provided to owners at the time of contract award as security to the owners for the underlying contract obligations. Often the total security was capped at the value of the contract price to secure full performance, including the payment of liquidated damages available under the contract. Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

In March 2001, WGI abandoned two Massachusetts construction projects, triggering the Company's guarantees to the owners. The Company honored the guarantees and commenced work on these projects. In the second quarter of 2002, the Company revised its estimated cost to complete (ETC) for the two projects and recorded a charge of $450 million. The previous ETC resulted in a total charge of $814 million in 2001, of which $633 million was recorded in the first six months of 2001. The revised ETC results from declining productivity, schedule delays, misestimates of field engineering materials, and unbudgeted hours worked on the two projects. Further deterioration in labor productivity or additional schedule delays could have a material adverse effect on the Company's financial position and results of operations. The Company expects to complete construction on the two projects in 2002. The significant milestones related to the Mystic project include for Mystic Block 8, customer acceptance in December 2002, and for Mystic Block 9, back feed testing in August 2002, first fire in October 2002, and customer acceptance in December 2002. The significant milestones related to the Fore River project include chemical cleaning in August 2002, first fire in October 2002, and customer acceptance in December 2002.

In May 2001, WGI filed for bankruptcy protection. In the course of the bankruptcy proceeding, WGI rejected some ongoing construction contracts and assumed others. For those contracts rejected, the Company's obligation to the owners depends on the extent to which the Company has any outstanding Support Agreements. The WGI rejected contracts included four large fixed price international turnkey projects that were close to completion. Of the four projects, construction has been completed on three, which are now in the claims resolution phase. The fourth is nearing completion. In the second quarter of 2002, the Company recorded a charge of $14 million related to warranty and startup costs associated with the fourth project. In 2001, the Company recorded a total charge of $54 million, all of which was recorded in the first six months of 2001, related to these projects. Additional risks and exposures on the three completed projects are final resolution of contract closeout issues. Additional risks and exposures on the fourth project include engineering support, equipment performance, schedule delays, and contract closeout. The significant milestone related to the fourth project is customer acceptance in September 2002.

Two WGI construction projects on which the Company has Support Agreements have ongoing construction activity. The Company is paying to complete these projects pursuant to its guarantees and the Company will receive the benefit of the remaining contract payments from the owners. In the second quarter of 2002, the Company recorded a charge of $21 million resulting from a contract adjustment on one of these projects due to turbine-related delays. In 2001, the Company recorded a total charge of $156 million, of which $49 million was recorded in the first six months of 2001, related to these and other WGI construction projects on which the Company has Support Agreements. Additional risks and exposures on the two projects with ongoing construction activity include labor productivity, equipment performance, subcontractor performance, and schedule delays. Additional risks and exposures on the other projects with Support Agreements include adverse claim resolution and non-performance on projects assumed by WGI and are subject to the letters of credit, performance bonds, and parent guarantees noted above. One of the two projects has been provisionally accepted by the customer. The significant milestone related to the other project is customer acceptance in August 2002.

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

In accordance with the purchase and sale agreement, the Company retained the financial risks and rewards of certain claims, equity investments, and receivables totaling $159 million that were sold to WGI. In addition, the Company retained certain obligations and liabilities totaling $88 million related to the purchase and sale agreement. As a result of WGI's bankruptcy filing, the realization of these various assets through WGI was no longer probable, however, the retained obligations and liabilities could be set off against the retained assets pursuant to the terms of the purchase and sale agreement. In the second quarter of 2001, the Company recorded a charge of $71 million to write off these assets and liabilities.

In the first six months of 2002, the Company recorded a charge of $30 million for interest expense related to RE&C versus $2 million in the first six months of 2001. Also in the first six months of 2002, the Company recorded charges of $23 million for legal, management, and other costs. These costs are expected to continue through the end of 2002. If there are delays in project completion or contract closeout, some of these costs may continue into 2003.

Liabilities from discontinued operations included current liabilities for RE&C of $563 million and $482 million at June 30, 2002 and December 31, 2001, respectively.

In the second quarter of 2002 the total loss from discontinued operations was $530 million pretax, $359 million after-tax, or $0.87 per diluted share versus $508 million pretax, $328 million after-tax, or $0.93 per diluted share in the second quarter of 2001.

In the first six months of 2002 the total loss from discontinued operations was $546 million pretax, $583 million after-tax, or $1.43 per diluted share versus $839 million pretax, $546 million after-tax, or $1.56 per diluted share in the first six months of 2001.

Net cash used in operating activities from discontinued operations was $457 million and $26 million related to RE&C and AIS, respectively, in the first six months of 2002 versus net cash used of $180 million and $35 million related to RE&C and AIS, respectively, in the first six months of 2001. The Company expects its operating cash flow to be negatively affected by approximately $1.1 billion (excluding the benefit of tax deductions for the Company) during 2002 which includes project completion costs, legal and management costs, and interest related to RE&C. Further increases to project costs may increase the estimated operating cash outflow for RE&C in 2002.

Financial Condition and Liquidity
---------------------------------

Net cash used in operating activities was $20 million in the first six months of 2002 versus $290 million in the first six months of 2001. Net cash provided from operating activities from continuing operations was $463 million in the first six months of 2002 versus net cash used of $75 million in the first six months of 2001. The improvement was due primarily to changes in inventory levels at Raytheon Aircraft and a $156 million tax refund received in 2002 as a result of the change in tax law described above.

Net cash provided by investing activities in the first six months of 2002 was $931 million due primarily to the sale of AIS described above, versus net cash used of $15 million in the first six months of 2001. Origination of financing receivables in the first six months of 2002 was $141 million versus $394 million in the first six months of 2001. Sale of financing receivables, net of repurchases included sales of $244 million and repurchases of $237 million in the first six months of 2002 versus sales of $396 million and repurchases of $62 million in the first six months of 2001. Capital expenditures were $190 million in the first six months of 2002 versus $187 million in the first six months of 2001. Capital expenditures for the full year 2002 are expected to be approximately $450 million. Expenditures for internal use software were $52 million and $78 million in the first six months of 2002 and 2001, respectively. Expenditures for internal use software are expected to be approximately $95 million in 2002 as the Company continues to convert significant portions of its existing financial systems to a new integrated financial package. In March 2002, the Company received $134 million from Hughes Electronics representing the balance due on an October 2001 settlement regarding the purchase price adjustment related to the Company's merger with the defense business of Hughes Electronics (Hughes Defense). Proceeds from sales of operating units and investments were $1,123 million and $266 million in the first six months of 2002 and 2001, respectively.

Net cash used in financing activities was $483 million in the first six months of 2002 versus net cash used of $37 million in the first six months of 2001. Dividends paid to stockholders were $159 million and $136 million in the first six months of 2002 and 2001, respectively. The quarterly dividend rate was $0.20 per share for the first two quarters of 2002 and 2001.

In the first six months of 2002 total debt decreased by $454 million versus $1.1 billion in the first six months of 2001. Payments on the outstanding lines of credit were $140 million for the first six months of 2002. There were maturities of the current portion of long-term debt of $200 million for the first six months of 2002 versus $500 million for the first six months of 2001. In addition, the Company repurchased debt with a par value of $96 million and $633 million, respectively, for the first six months of 2002 and 2001. In May 2001, the Company issued 17,250,000 equity security units with net proceeds of $837 million and 14,375,000 shares of common stock with net proceeds of $376 million. The Company expects to utilize existing cash and cash equivalents to fund the repayment of $1.0 billion of debt that matures in August 2002.

The investment performance of the Company's pension plan assets during the first half of 2002 has not met the Company's long-term return on asset (ROA) assumption under Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions. As a result, it seems likely that the return on assets for the entire measurement period ending October 31, 2002, will be below the Company's ROA assumption of 9.5% per annum. There are a number of potential consequences of that. First, an actual ROA below 9.5% would increase pension expense for 2003 and thereby adversely affect earnings per share. Second, if asset returns are significantly below 9.5% for 2002, following the unfavorable investment performance of the pension fund in 2001, the Company would likely reconsider its long-term ROA assumption for 2003 and beyond. That could have an additional adverse effect on earnings per share in 2003 and beyond. Third, asset returns below 9.5% could also increase the funding requirements of the pension plans and adversely affect operating cash flow in 2004 and beyond. Since pension funding requirements are generally recoverable costs under government contracting regulations, the net cash flow impact of future increases in pension funding is estimated to be 20-25 percent of the funding requirement and is not considered to be material to the liquidity or financial resources of the Company overall.

Capital Structure and Resources
-------------------------------

Total debt was $7.8 billion at June 30, 2002 compared with $8.2 billion at December 31, 2001. Cash and cash equivalents were $1.6 billion at June 30, 2002 and $1.2 billion at December 31, 2001. Total debt, as a percentage of total capital, was 40.4 percent at June 30, 2002 and December 31, 2001.

In 2001, the Company entered into various interest rate swaps that correspond to a portion of the Company's fixed rate debt in order to effectively hedge the interest rate risk. The total notional value of the interest rate swaps, which expire on various dates between July 2005 and August 2007, is $1.2 billion, effectively converting approximately 15 percent of the Company's total debt to variable rate debt.

The Company's most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, be at least 2.5 times net interest expense for the prior four quarters. In July 2002, the covenant was amended to exclude certain charges of $450 million related to discontinued operations. The Company was in compliance with the interest coverage ratio covenant, as amended, during the first six months of 2002.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.3 billion at June 30, 2002 and $2.4 billion at December 31, 2001. There were no borrowings under these lines of credit at June 30, 2002. There was $140 million outstanding under these lines of credit at December 31, 2001.

The outstanding balance in the Company's off balance sheet receivables facility was $1,218 million at June 30, 2002 and $1,448 million at December 31, 2001. The decline has primarily resulted from repurchases and restructurings of commuter aircraft receivables consistent with the charge taken in the third quarter of 2001. The Company expects this balance to continue to decline through this activity as well as loan sales to a point at which it may no longer be practical to maintain this facility and may result in a decision to discontinue its use. If that were to occur, any remaining assets financed by the Company and the associated off balance sheet borrowing would be reflected in the consolidated financial statements of the Company.

In 1994, the Company invested in Space Imaging and currently has a 31 percent equity investment in Space Imaging LLC. Since 1996, the Company has guaranteed a portion of Space Imaging's debt and currently guarantees 50 percent of a $300 million Space Imaging loan facility that matures in 2003. There were $260 million of Space Imaging borrowings outstanding under this facility at June 30, 2002.

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

Accounting Standards
--------------------

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) which nulifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard, which is effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No.
145). This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity's risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle as of January 1, 2002.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. In the first quarter of 2002, the Company recorded a goodwill impairment of $360 million related to AIS as a cumulative effect of change in accounting principle. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with this impairment. During the second quarter of 2002, the Company completed its transitional review for potential goodwill impairment in accordance with SFAS No. 142. As a result, the Company recorded a goodwill impairment of $185 million pretax, $149 million after-tax, which represented all of the goodwill at Raytheon Aircraft, as a cumulative effect of change in accounting principle. The Company has also determined that there is no impairment of goodwill related to any of its defense businesses beyond the $360 million recorded in connection with the sale of AIS. The total goodwill impairment charge for the six months ended June 30, 2002 was $545 million pretax, $509 million after-tax, or $1.25 per diluted share.

Quantitative and Qualitative Disclosures About Financial Market Risks
---------------------------------------------------------------------

The following discussion covers quantitative and qualitative disclosures about the Company's market risk. The Company's primary market exposures are to interest rates and foreign exchange rates.

The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial and investment banks primarily to manage interest rates associated with the Company's financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks only to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. The Company also sells receivables through a special purpose entity (described in Note 3 - Other Assets) and retains a partial interest that may include servicing rights, interest only strips, and subordinated certificates.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at June 30, 2002 and July 1, 2001, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $2 million and $3 million, respectively, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at June 30, 2002 and July 1, 2001, which was subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

Forward-Looking Statements
--------------------------

Certain statements made in this report, including any statements relating to the Company's future plans, objectives, and projected future financial performance, contain or are based on, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, statements that are not historical facts, including statements accompanied by words such as "believe," "expect," "estimate," "intend," or "plan," variations of these words and similar expressions, are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide-range of risks, and actual results may differ materially. Given these uncertainties, readers should not rely on forward-looking statements. Forward-looking statements also represent the Company's estimates and assumptions only as of the date that they were made. The Company expressly disclaims any current intention to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report. Important factors that could cause actual results to differ include, but are not limited to: differences in anticipated and actual program results; risks inherent with large long-term fixed price contracts, particularly the ability to contain cost growth; the ultimate resolution of contingencies and legal matters, including investigations; risks associated with equity investments in third party or joint ventures; the ability to realize anticipated cost efficiencies; timely development and certification of new aircraft; the effect of market conditions, particularly in relation to the general aviation and commuter aircraft markets; the impact of changes in the collateral values of financed aircraft, particularly commuter aircraft; the ability to finance ongoing operations at attractive rates; government customers' budgetary constraints; government import and export policies; and other government regulations; termination of government contracts; financial and governmental risks related to international transactions; the ability to recruit and retain qualified employees; delays and uncertainties regarding the timing of the award of international programs; changes in government or customer priorities due to program reviews or revisions to strategic objectives; difficulties in developing and producing operationally advanced technology systems; economic, business, and political conditions domestically and internationally; program performance and timing of contract payments; the performance of critical subcontractors and the ability to obtain adequate insurance; the timing and customer acceptance of product deliveries; the impact of competitive products and pricing; the uncertainty of the timing and amount of net realizable value of Boeing Business Jet-related assets; and risks associated with the continuing project obligations and retained assets and retained liabilities of RE&C, including timely completion of two Massachusetts construction projects, among other things. Further information regarding the factors that could cause actual results to differ materially from projected results can be found in the Company's filings with the Securities and Exchange Commission, including "Item 1-Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to or has property subject to litigation and other proceedings referenced in "Note 11 - Commitments and Contingencies" of the Notes to Financial Statements (Unaudited) included in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated in the Form 10-K, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company's financial position or results of operations.

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

New Matters
-----------

On June 17, 2002, the Company received service of a grand jury subpoena issued by the United States District Court for the District of California. The subpoena seeks documents relating to the activities of an international sales representative engaged by the Company relating to a foreign military sales contract in Korea in the late 1990s. The Company has in place appropriate compliance policies and procedures, and believes its conduct has been consistent with those policies and procedures. The Company is cooperating fully with the Government's investigation.

Previously Reported Matters
---------------------------

As previously reported, in June 2001, a purported class action lawsuit entitled, Muzinich & Co., Inc. et al v. Raytheon Company, et. al., (Civil Action No.
-------------------------------------------------------
01-0284-S-BLW) was filed in federal court in Boise, Idaho allegedly on behalf of all purchasers of common stock or senior notes of WGI during the period April 17, 2000 through March 1, 2001 (the class period). The putative plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by purportedly misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed on October 1, 2001 alleging similar claims. The Company and the individual defendants filed a motion seeking to dismiss the action in mid-November 2001. On April 30, 2002, the Court denied the Company's and the individual defendants' motion to dismiss the complaint. Thereafter, the defendants filed a motion with the District Court requesting permission to seek an immediate appeal of the District Court's decision to the United States Court of Appeals for the Ninth Circuit, which the District Court granted on July 1, 2002. The Company's and the individual defendants' motion asking the Ninth Circuit to accept their immediate appeal is now pending before the Ninth Circuit Court of Appeals.

As previously reported, the Company has been named as a nominal defendant and members of its Board of Directors and several current and former officers have been named as defendants in another purported shareholder derivative action entitled Richard J. Kager v. Daniel P. Burnham, et. al., (Civil Action No.
         ----------------------------------------------
01-11180-JLT) filed in July 2001 in the U. S. District Court in Massachusetts. The Kager derivative complaint contains allegations similar to those included in
    -----
the Muzinich complaint, and further alleges that the individual defendants
    --------
breached fiduciary duties to the Company and purportedly failed to maintain systems necessary for prudent management and control of the Company's operations. On June 28, 2002, all of the defendants in the Kager matter filed a
                                                           -----
motion to dismiss the complaint which has not yet been heard by the Court.

The Company has been advised by the Securities and Exchange Commission ("SEC") Staff that the investigation commenced by the SEC into the Company's former engineering and construction business on May 2, 2001, which was previously disclosed, has been closed without action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the annual meeting of stockholders held on April 24, 2002, the stockholders of the Company took the following action:

1. Elected the following four directors for terms of office expiring at the annual meeting of stockholders in 2005:

     Name                              For                   Withhold
     ----                              ---                   --------
     Daniel P. Burnham             296,387,074              40,753,586
     Barbara M. Barrett            296,529,579              40,611,082
     Frederic M. Poses             296,540,146              40,600,516
     John H. Tilelli, Jr.          329,477,508               7,649,507

     The following directors continued in office after the meeting: Ferdinand Colloredo-Mansfeld, Thomas E. Everhart, L. Dennis Kozlowski, Warren B. Rudman, John M. Deutch, Henrique de Campos Meirelles, Michael C. Ruettgers, and William R. Spivey.

2. Rejected a stockholder proposal regarding Offsets. The vote was 22,547,436 for, 253,846,900 against, 7,797,605 abstentions and 52,948,726 broker non-votes.

3. Approved a stockholder proposal regarding Annual Election of Directors. The vote was 174,902,705 for, 107,517,707 against, 1,760,099 abstentions and
     52,960,156 broker non-votes.

4. Approved a stockholder proposal regarding the Shareholder Rights Plan. The vote was 176,887,671 for, 105,135,779 against, 2,156,957 abstentions and
     52,960,260 broker non-votes.

5. Rejected a stockholder proposal regarding Independent Directors. The vote was 54,035,831 for, 225,270,485 against, 4,874,197 abstentions and
     52,960,154 broker non-votes.

6. Rejected a stockholder proposal regarding Golden Parachutes. The vote was 53,397,048 for, 228,662,315 against, 2,121,148 abstentions and 52,960,156 broker non-votes.

7. Rejected a stockholder proposal regarding Performance-based Stock Options. The vote was 35,412,120 for, 244,067,837 against, 4,712,921 abstentions and 52,947,789 broker non-votes.

8. Rejected a stockholder proposal regarding Severance Agreements. The vote was 125,249,831 for, 156,635,832 against, 2,294,848 abstentions and
     52,960,156 broker non-votes.

9. Rejected a stockholder proposal regarding MacBride Principles. The vote was 36,380,375 for, 241,006,743 against, 6,805,752 abstentions and 52,947,797 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

10.1 First Amendment to the Fourth Amended and Restated Purchase and Sale Agreement dated as of March 8, 2002 among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation and the Purchasers named therein.

10.2 First Amendment to the 364 Day Competitive Advance and Revolving Credit Facility dated as of November 28, 2001, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.

10.3 First Amendment to the Five-Year Competitive Advance and Revolving Credit Facility dated as of November 28, 2001, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.

10.4 Raytheon Savings and Investment Plan, as amended and restated effective January 1, 2000.

12 Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

On June 28, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RAYTHEON COMPANY (Registrant)


                                             By: /s/ Franklyn A. Caine
                                                 -------------------------------
                                                 Franklyn A. Caine
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                             By: /s/ Edward S. Pliner
                                                 -------------------------------
                                                 Edward S. Pliner
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

August 14, 2002

                                  Exhibit List

Exhibit No.         Description
-----------         -----------
10.1                First Amendment to the Fourth Amended and Restated Purchase
                    and Sale Agreement dated as of March 8, 2002 among Raytheon
                    Aircraft Credit Corporation, Raytheon Aircraft Receivables
                    Corporation and the Purchasers named therein.

10.2 First Amendment to the 364 Day Competitive Advance and Revolving Credit Facility dated as of November 28, 2001, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.

10.3 First Amendment to the Five-Year Competitive Advance and Revolving Credit Facility dated as of November 28, 2001, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.

10.4 Raytheon Savings and Investment Plan, as amended and restated effective January 1, 2000.

12 Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.