Form 10-Q
period 2002-09-29
RAYTHEON CO/
filed 2002-11-06
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 1-13699

RAYTHEON COMPANY
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-1778500
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

141 SPRING STREET, LEXINGTON, MASSACHUSETTS	02421
(Address of Principal Executive Offices)	(Zip Code)

(781) 862-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares of common stock outstanding as of September 29, 2002: 405,888,000

RAYTHEON COMPANY

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RAYTHEON COMPANY

BALANCE SHEETS (Unaudited)

	Sept. 29, 2002	Dec. 31, 2001
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$619	$1,214
Accounts receivable, less allowance for doubtful accounts	440	480
Contracts in process	3,478	3,204
Inventories	2,128	2,030
Deferred federal and foreign income taxes	597	669
Prepaid expenses and other current assets	151	309
Assets from discontinued operations	83	1,631

Total current assets	7,496	9,537
Property, plant, and equipment, net	2,324	2,196
Goodwill, net	11,170	11,370
Other assets, net	3,524	3,572

Total assets	$24,514	$26,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$776	$1,363
Advance payments, less contracts in process	781	883
Accounts payable	803	910
Accrued salaries and wages	747	573
Other accrued expenses	1,178	1,529
Liabilities from discontinued operations	383	550

Total current liabilities	4,668	5,808
Accrued retiree benefits and other long-term liabilities	1,221	1,283
Deferred federal and foreign income taxes	837	563
Long-term debt	6,088	6,874
Mandatorily redeemable equity securities	858	857
Stockholders’ equity	10,842	11,290

Total liabilities and stockholders’ equity	$24,514	$26,675

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
	(In millions, except per share amounts)
Net sales	$4,092	$3,755	$12,098	$11,624

Cost of sales	3,240	3,727	9,607	10,082
Administrative and selling expenses	285	287	892	853
Research and development expenses	112	105	337	350

Total operating expenses	3,637	4,119	10,836	11,285

Operating income (loss)	455	(364)	1,262	339

Interest expense	118	172	388	544
Interest income	(7)	(7)	(24)	(28)
Other expense (income), net	15	18	36	(30)

Non-operating expense, net	126	183	400	486

Income (loss) from continuing operations before taxes	329	(547)	862	(147)
Federal and foreign income taxes	101	(267)	262	(97)

Income (loss) from continuing operations	228	(280)	600	(50)
Discontinued operations
Loss from discontinued operations	(125)	(15)	(671)	(854)
Tax benefit	44	10	7	303

	(81)	(5)	(664)	(551)

Income (loss) before extraordinary item and accounting change	147	(285)	(64)	(601)
Extraordinary gain from debt repurchases, net of tax	—	—	1	4
Change in accounting principle, net of tax	—	—	(509)	—

Net income (loss)	$147	$(285)	$(572)	$(597)

Earnings (loss) per share from continuing operations
Basic	$0.56	$(0.78)	$1.50	$(0.14)
Diluted	$0.56	$(0.78)	$1.47	$(0.14)
Earnings (loss) per share
Basic	$0.36	$(0.79)	$(1.43)	$(1.71)
Diluted	$0.36	$(0.79)	$(1.40)	$(1.71)
Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001
	(In millions)
Cash flows from operating activities
Income (loss) from continuing operations	$600	$(50)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities from continuing operations, net of the effect of divestitures
Depreciation and amortization	267	503
Net gain on sale of operating units and investments	(3)	(74)
Increase in accounts receivable	(19)	(53)
(Increase) decrease in contracts in process	(266)	146
Increase in inventories	(117)	(468)
Decrease (increase) in current deferred federal and foreign income taxes	96	(245)
Decrease (increase) in prepaid expenses and other current assets	115	(3)
Decrease in advance payments	(90)	(263)
Decrease in accounts payable	(77)	(132)
Increase in accrued salaries and wages	174	112
(Decrease) increase in other accrued expenses	(96)	246
Increase in long-term deferred federal and foreign income taxes	263	129
Other adjustments, net	155	97

Net cash provided by (used in) operating activities from continuing operations	1,002	(55)
Net cash used in operating activities from discontinued operations	(805)	(454)

Net cash provided by (used in) operating activities	197	(509)

Cash flows from investing activities
Sale of financing receivables, net of (repurchases)	(46)	386
Origination of financing receivables	(257)	(480)
Collection of financing receivables not sold	122	78
Expenditures for property, plant, and equipment	(286)	(292)
Proceeds from sales of property, plant, and equipment	11	9
Expenditures for internal use software	(94)	(106)
Increase in other assets	(35)	(6)
Hughes Defense settlement	134	—
Proceeds from sales of operating units and investments	1,166	266

Net cash provided by (used in) investing activities from continuing operations	715	(145)
Net cash used in investing activities from discontinued operations	—	(18)

Net cash provided by (used in) investing activities	715	(163)

Cash flows from financing activities
Dividends	(240)	(208)
Decrease in short-term debt	(1,363)	(352)
Decrease in long-term debt	(98)	(289)
Issuance of equity security units	—	837
Issuance of common stock	123	376
Proceeds under common stock plans	71	18

Net cash (used in) provided by financing activities from continuing operations	(1,507)	382
Net cash used in financing activities from discontinued operations	—	(2)

Net cash (used in) provided by financing activities	(1,507)	380
Net decrease in cash and cash equivalents	(595)	(292)
Cash and cash equivalents at beginning of year	1,214	871

Cash and cash equivalents at end of period	$619	$579

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.    Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company (the “Company”) have been prepared on substantially the same basis as the Company’s annual consolidated financial statements. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Company’s Current Report on Form 8-K, filed on June 28, 2002. The information furnished has been prepared from the accounts of the Company without audit. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. The financial statements for all periods presented have been restated to reflect the disposition of Aircraft Integration Systems (AIS) as disclosed in Note 11, Discontinued Operations. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.    Inventories

Inventories consisted of the following at:

	Sept. 29, 2002	Dec. 31, 2001
	(In millions)
Finished goods, including used aircraft	$639	$642
Work in process	1,226	1,111
Materials and purchased parts	410	424
Excess of current cost over LIFO values	(147)	(147)

Total	$2,128	$2,030

3.    Impairment of Long-Lived Assets

During the first half of 2001, the Company experienced a significant decrease in the volume of used commuter aircraft sales. An evaluation of commuter aircraft market conditions and the events of September 11, 2001 indicated the market weakness would continue into the foreseeable future. As a result, the Company completed an analysis of the estimated fair value of the various models of commuter aircraft and reduced the book value of commuter aircraft inventory and equipment leased to others accordingly. In addition, the Company adjusted the book value of notes receivable and off balance sheet receivables based on the Company’s estimate of exposures on customer financed assets due to defaults, refinancing, and remarketing of these aircraft. As a result of these analyses, the Company recorded a charge of $693 million in the third quarter of 2001 which consisted of a reduction in inventory of $158 million, a reduction of equipment leased to others of $174 million, a reserve for notes receivable of $16 million, and a reserve for off balance sheet receivables of $345 million.

The Company also recorded a $52 million charge in the third quarter of 2001 related to a fleet of certain used general aviation aircraft. During the first three quarters of 2001, the

Company did not sell any of these aircraft and recorded a charge to reduce the value of the aircraft to their estimated fair value. The charge consisted of a reduction in the value of aircraft in inventory of $31 million, a reduction in the value of equipment leased to others of $14 million, and a reserve of $7 million related to our estimate of exposures on customer financed assets due to defaults, refinancing, and remarketing of these aircraft.

4.    Other Assets

In 1995, through the acquisition of E-Systems, Inc., the Company invested in Space Imaging and currently has a 31 percent equity investment in Space Imaging LLC. Since 1996, the Company has guaranteed a portion of Space Imaging’s debt and currently guarantees 50 percent of a $300 million Space Imaging loan facility that matures in March 2003. There were $275 million of Space Imaging borrowings outstanding under this facility at September 29, 2002. To date, Space Imaging has purchased a significant amount of equipment from its primary investors, including the Company. The Company’s investment in and other assets related to Space Imaging totaled $71 million at September 29, 2002. Space Imaging is pursuing its business plan, including assessments relative to future investment in a replacement satellite system and related funding requirements. To execute its current business plan and fund future replacement satellites, Space Imaging will likely need to obtain long-term commitments and funding from the U.S. government for purchases of commercial satellite imagery, as well as commitments for additional investment or funding, none of which are committed at present. In light of current market conditions and those uncertainties, there can be no assurance that Space Imaging will be successful in attracting the necessary additional funding. If the long-term commitments and additional investment or funding do not materialize, the Company could be required to fund all or part of its obligation under the guarantee and record a charge to earnings to the extent that any amounts invested, advanced, or paid under the guarantee are not realizable.

In March 2002, the Company formed a joint venture with Flight Options, Inc. whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. The Company’s investment in and other assets related to the joint venture totaled $83 million at September 29, 2002. The new entity, Flight Options, LLC, has been pursuing additional equity financing, but has not yet secured the funds. In light of current capital market conditions, there can be no assurance that Flight Options will ultimately be successful in attracting additional outside funding. If Flight Options is not successful in this regard, the Company may offer to exchange the Flight Options debt it currently holds for additional equity in the joint venture, whereby the Company could be responsible for its operations, own a majority of Flight Options, and consolidate Flight Options in its financial statements. If the Company consolidates Flight Options, it is not expected to have a material effect on the Company’s financial position or results of operations in 2002 or 2003, although the Company would reduce its reported Aircraft backlog by approximately $850 million related to an order received from Flight Options in the first quarter of 2002.

In the second quarter of 2002, the Company agreed to provide $30 million of financing to JT3, L.L.C., a joint venture formed by the Company, under which $17 million was outstanding at September 29, 2002. This financing is collateralized by JT3’s customer receivables.

In connection with the sale of receivables, Raytheon Aircraft Receivables Corporation, a special purpose entity, continued in existence at September 29, 2002. The outstanding balance in the Company’s off balance sheet receivables facility at September 29, 2002 was $1,115 million versus $1,448 million at December 31, 2001. No material gain or loss resulted from the sales of receivables. Since the financing facility no longer provides any real economic benefit, the Company has decided to buy out this facility, eliminate the cost of maintaining it, and bring the related assets onto the Company’s books. This will result in an increase to consolidated debt of approximately $1 billion (and a reduction in off balance sheet obligations of approximately $1 billion) and will not violate the Company’s bank agreement covenants.

As described above, in the third quarter of 2001, the Company recorded a charge of $345 million for estimated exposures on customer-financed assets included in the Company’s off balance sheet receivables facility described above due to defaults, refinancings, and remarketing of used commuter aircraft. The balance of this reserve was $361 million at December 31, 2001. In the first nine months of 2002, the Company utilized $94 million of this reserve, leaving a balance of $267 million at September 29, 2002.

5.    Notes Payable and Long-term Debt

In the first quarter of 2002, the Company repurchased debt with a par value of $96 million and recorded an extraordinary gain of $1 million, net of tax. In the second quarter of 2001, the Company repurchased debt with a par value of $633 million and recorded an extraordinary gain of $4 million, net of tax.

In 2001, the Company entered into various interest rate swaps that corresponded to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. The $1.2 billion notional value of the interest rate swaps effectively converted approximately 15 percent of the Company’s total debt to variable rate debt. In the third quarter of 2002, the Company closed out these interest rate swaps in order to reduce market rate risk. The swaps had a fair value of $95 million and received proceeds of $83 million in the third quarter of 2002, with the balance received in the fourth quarter of 2002. The $95 million of value will be amortized over the remaining life of the debt as a reduction to interest expense.

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, be at least 2.5 times net interest expense for the prior four quarters. In July 2002, the covenant was amended to exclude charges of $450 million related to discontinued operations. The Company was in compliance with the interest coverage ratio covenant, as amended, during the first nine months of 2002.

6.    Equity Security Units

At September 29, 2002 and December 31, 2001, there were 17,250,000 equity security units outstanding. Each equity security unit consists of a contract to purchase shares of the Company’s common stock on May 15, 2004, which will result in cash proceeds to the Company of $863 million, and a mandatorily redeemable equity security, with a stated liquidation amount of $50 due on May 15, 2006, which will require a cash payment by the Company of $863 million. The contract obligates the holder to purchase, for $50 per share, shares of common stock equal to the settlement rate. The settlement rate is equal to $50 divided by the average market value of the Company’s common stock at that time. The settlement rate cannot be greater than 1.8182 or less than 1.4903 shares of common stock per purchase contract. Using the treasury stock method, there is no effect on the computation of shares for diluted earnings per share if the average market value of the Company’s common stock is between $27.50 and $33.55 per share. During the third quarter of 2002 the average market value was $34.00 per share, therefore, the Company included 338,000 shares related to the equity security units in its computation of shares for diluted earnings per share. During the first nine months of 2002, the average market value was $37.64 per share, therefore, the Company included 2.8 million shares in its computation of shares for diluted earnings per share. The contract requires a quarterly distribution, which is recorded as a reduction in additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. The mandatorily redeemable equity security pays a quarterly distribution, which is included in interest expense, of 7% per year of the stated liquidation amount of $50 per mandatorily redeemable equity security until May 15, 2004. On May 15, 2004, following a remarketing of the mandatorily redeemable equity securities, the distribution rate will be reset at a rate equal to or greater than 7% per year.

7.    Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	Sept. 29, 2002	Dec. 31, 2001
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	4	4
Additional paid-in capital	8,060	7,723
Accumulated other comprehensive income	(182)	(212)
Treasury stock	(3)	(1)
Retained earnings	2,963	3,776

Total	$10,842	$11,290

Outstanding shares of common stock	405.9	395.4

During the first nine months of 2002, the Company issued 7.1 million shares of common stock related to its savings and investment plans and 3.4 million shares in connection with stock plan activity.

The weighted average shares outstanding for basic and diluted earnings per share (EPS) were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
	(In thousands)
Average common shares outstanding for basic EPS	403,675	359,406	399,780	349,776
Dilutive effect of stock options and restricted stock	4,730	—	6,148	—
Dilutive effect of equity security units	338	—	2,795	—

Shares for diluted EPS	408,743	359,406	408,723	349,776

Options to purchase 24.3 million and 28.5 million shares of common stock for the three months ended September 29, 2002 and September 30, 2001, respectively, and options to purchase 24.3 million and 20.4 million shares of common stock for the nine months ended September 29, 2002 and September 30, 2001, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company’s common stock during the respective periods.

Options to purchase 18.4 million and 10.9 million shares of common stock for the three months ended September 29, 2002 and September 30, 2001 respectively, and options to purchase 18.4 million and 19.0 million shares of common stock for the nine months ended September 29, 2002 and September 30, 2001, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options and restricted stock in the table above.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, the Company estimates that its net income (loss) and diluted earnings (loss) per share would have approximated in the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
	(In millions except per share amounts)
Net income (loss), as reported	$147	$(285)	$(572)	$(597)
Pro forma net income (loss)	132	(297)	(613)	(634)
Diluted earnings (loss) per share, as reported	0.36	(0.79)	(1.40)	(1.71)
Pro forma diluted earnings (loss) per share	0.32	(0.83)	(1.50)	(1.81)

The weighted average fair value of each stock option granted in 2002, 2001, 2000, and 1999, which are included in the preceding pro forma amounts, was estimated using the Black-Scholes option-pricing model. The effects of applying SFAS No. 123 in this disclosure are not indicative of future amounts and are not representative of the amounts that would be reported if the Company adopted SFAS No. 123 in this period as the recognition transition rules of SFAS No. 123 only apply to stock options granted during the year of transition.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective hedges. The computation of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
		(In millions)
Net income (loss)	$147	$(285)	$(572)	$(597)
Other comprehensive income (loss)	11	19	30	(2)

Total comprehensive income (loss)	$158	$(266)	$(542)	$(599)

In the fourth quarter of 2002, the Company expects to record an after-tax reduction to equity of between $2.0 billion and $2.5 billion related to the Company’s pension plans as a result of the recent weak performance of capital markets. This is a non-cash reduction that will not affect the Company’s earnings, net debt, or bank covenants.

8.    Restructuring

All previously disclosed restructuring actions have been essentially completed, except for ongoing idle facility costs for which the Company spent $4 million in the first nine months of 2002. The restructuring-related accrued liability at September 29, 2002 and December 31, 2001 was $13 million and $24 million, respectively.

9.    Business Segment Reporting

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

In the third quarter of 2002, the Company announced the realignment of its government and defense businesses into seven segments that are focused on customer satisfaction and positioning the Company for growth. Until the end of 2002, the Company will continue to report its financial results in the former business structure and will begin reporting financial results in the new structure beginning in 2003. The commercial segments will remain unchanged.

Segment financial results were as follows:

	Net Sales Three Months Ended		Operating Income Three Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
		(In millions)
Electronic Systems	$2,230	$2,014	$315	$284
Command, Control, Communication and
Information Systems	1,033	945	101	94
Technical Services	556	524	40	38
Commercial Electronics	102	101	(2)	(22)
Aircraft	451	449	1	(758)
Corporate and Eliminations	(280)	(278)	—	—

Total	$4,092	$3,755	$455	$(364)

	Net Sales Nine Months Ended		Operating Income Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
		(In millions)
Electronic Systems	$6,541	$5,966	$910	$787
Command, Control, Communication and Information Systems	3,028	2,731	309	273
Technical Services	1,589	1,506	86	115
Commercial Electronics	306	339	(12)	(43)
Aircraft	1,471	1,854	(18)	(735)
Corporate and Eliminations	(837)	(772)	(13)	(58)

Total	$12,098	$11,624	$1,262	$339

	Identifiable Assets
	Sept. 29, 2002	Dec. 31, 2001
	(In millions)
Electronic Systems	$10,726	$10,483
Command, Control, Communication and Information Systems	5,257	5,113
Technical Services	1,544	1,670
Commercial Electronics	660	683
Aircraft	3,151	3,126
Corporate	3,093	3,969

Total	$24,431	$25,044

Intersegment sales in the three months ended September 29, 2002 and September 30, 2001, respectively, include $66 million and $70 million for Electronic Systems, $26 million and $26 million for Command, Control, Communication and Information Systems, $164 million and $154 million for Technical Services, $23 million and $27 million for Commercial Electronics, and $1 million and $1 million for Aircraft.

Intersegment sales in the nine months ended September 29, 2002 and September 30, 2001, respectively, include $213 million and $171 million for Electronic Systems, $81 million and $82 million for Command, Control, Communication and Information Systems, $462 million and $436 million for Technical Services, $78 million and $80 million for Commercial Electronics, and $3 million and $3 million for Aircraft.

10.    Other Income and Expense

The components of other expense (income), net were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
	(In millions)
Gain on sale of recreational marine business	$—	$—	$—	$(38)
Gain on sale of aviation support business	—	—	—	(35)
Equity losses in unconsolidated affiliates	8	10	24	24
Other	7	8	12	19

Total	$15	$18	$36	$(30)

Equity losses in unconsolidated affiliates include the Company’s share of the operating losses at Space Imaging, Flight Options, and Exostar.

11.    Discontinued Operations

In March 2002, the Company completed the sale of AIS for approximately $1,123 million, net, subject to purchase price adjustments. As part of the transaction, the Company remained the prime contractor for the Airborne Stand-Off Radar (ASTOR) program and retained the responsibility for performance of the Boeing Business Jet (BBJ) program, which is nearing completion. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. As of September 29, 2002, the balance of the retained assets was $83 million. Schedule delays, cost growth, and other variables could continue to have a negative effect on these retained assets. The timing and amount of net realizable value of these retained assets are uncertain and subject to a number of unpredictable market forces. The Company recorded a net $2 million pretax gain on the sale of AIS. Due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $213 million, resulting in a $211 million net loss on the sale of AIS.

The Company recorded a $5 million charge in the third quarter of 2002 and a $4 million charge in the second quarter of 2002 for cost growth on one of the two BBJ aircraft not yet delivered. Also in the second quarter of 2002, the Company recorded an additional loss on disposal of AIS of $14 million, which included a $23 million write-down of a BBJ-related aircraft owned by the Company offset by a $13 million gain resulting from the finalization of the 1999 claim, described above. The write-down of the BBJ-related aircraft resulted from the Company’s decision to market this aircraft unfinished due to the current environment of declining prices for BBJ-related aircraft. The Company was previously marketing this aircraft as a customized executive BBJ.

The summary of operating results for AIS was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
		(In millions)
Net sales	$—	$206	$202	$612
Operating expenses	—	186	198	622

Operating income (loss)	—	20	4	(10)
Other expense, net	—	—	—	—

Income (loss) before taxes	—	20	4	(10)
Tax provision (benefit)	—	2	1	(8)

Income (loss) from discontinued operations	$—	$18	$3	$(2)

The components of assets and liabilities for AIS were as follows:

	Sept. 29, 2002	Dec. 31, 2001
	(In millions)
Current assets	$83	$495
Noncurrent assets	—	1,136

Total assets	$83	$1,631

Current liabilities	$3	$52
Noncurrent liabilities	—	16

Total liabilities	$3	$68

In 2000, the Company sold its Raytheon Engineers & Constructors (RE&C) business to Washington Group International (WGI). At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and parent guarantees of performance and payment (the “Support Agreements”) on over 100 long-term construction contracts. The Support Agreements were provided to owners at the time of contract award as security to the owners for the underlying contract obligations. Often the total security was capped at the value of the contract price to secure full performance, including the payment of liquidated damages available under the contract. Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

In March 2001, WGI abandoned two Massachusetts construction projects, triggering the Company’s guarantees to the owners. The Company honored the guarantees and commenced work on these projects. In the third quarter of 2002, the Company revised its estimated cost to complete (ETC) for the two projects and recorded a charge of $74 million. The Company recorded a charge of $450 million in the second quarter of 2002 and a total charge of $814 million in 2001, of which $633 million was recorded in the first nine months of 2001. The cost increases have resulted from declining productivity, schedule delays, misestimates of field engineered materials, and unbudgeted hours worked on the two projects. In October 2002, the Company announced that the Company and its vendor were pursuing a solution to fix a previously disclosed issue on turbines that developed on the two construction projects. The Company’s inability to solve the turbine-related issues and recover turbine-related costs from the vendor in the timeline outlined below or further deterioration in labor productivity could have a material adverse effect on the Company’s financial position and results of operations.

Construction and start up activities continue on all areas of the two Massachusetts construction projects—the Mystic Station plant and the Fore River plant. The significant milestones and expected dates related to the Mystic project include for Mystic Block 8, turbine retrofit in November 2002 and customer acceptance in February 2003, and for Mystic Block 9, turbine retrofit in November 2002, first fire in December 2002, and customer acceptance in February 2003. Pursuant to the contract, if the Mystic plant is not accepted by the customer by January 14, 2003, a liquidated damages payment of $68 million will be required. This payment pre-funds the liquidated damages to the maximum amount specified by the contract. The ultimate cost impact is a function of the number of days past January 14, 2003 a successful performance test takes place, at the contractual rate of $410,000 per day. The ETC for the Mystic plant does not include any liquidated damages for turbine-related delays beyond January 16, 2003 since the Company believes the damages associated with the delay should be the responsibility of the turbine vendor. The significant milestones related to the Fore River project include first fire in November 2002 and customer acceptance in January 2003. Pursuant to the contract, if the Fore River plant is not accepted by the customer by February 25, 2003, a liquidated damages payment of $60 million will be required to pre-fund the liquidated damages to the maximum amount specified by the contract. The ultimate cost impact is a function of the number of days past February 25, 2003 a successful performance test takes place, at the contractual rate of $180,000 per day. In both cases, the Company expects to recover the difference between the pre-funded payment and the actual liquidated damages incurred based on successful completion of performance testing.

In May 2001, WGI filed for bankruptcy protection. In the course of the bankruptcy proceeding, WGI rejected some ongoing construction contracts and assumed others. For those contracts rejected, the Company’s obligation to the owners depends on the extent to which the Company has any outstanding Support Agreements. The WGI rejected contracts included four large fixed price international turnkey projects that were close to completion. As of November 1, 2002, construction has been completed on the projects and they are now in the commercial close out and claims resolution phase. The Company recorded a charge of $4 million in the third quarter of 2002 and $14 million in the second quarter of 2002 related to warranty and startup costs associated with the last project to be completed. In 2001, the Company recorded a total charge of $54 million, all of which was recorded in the first six months of 2001, related to these projects. Additional risks and exposures on these projects are final resolution of commercial closeout and claims issues and collection of amounts due under the contracts.

There were also two large construction projects (Red Oak and Ilijan) on which the Company had Support Agreements that have been provisionally accepted by the customer. In the third quarter of 2002, the Company recorded a charge of $14 million related to final reliability testing and punch list items. In the second quarter of 2002, the Company recorded a charge of $21 million resulting from a contract adjustment on one of these projects due to turbine-related delays. In 2001, the Company recorded a total charge of $156 million, of which $72 million was recorded in the first nine months of 2001, related to these and the other WGI construction projects on which the Company has Support Agreements. Additional risks and exposures on the two large construction projects include equipment and subcontractor performance, punch list and warranty closeout and performance, schedule and performance liquidated damages, final resolution of contract closeout issues, and collection of amounts due under the contracts. Additional risks and exposures on the other projects and commercial undertakings involving Support Agreements include potential adverse claims resolution, lease exposures, availability guarantees, warranties, and non-performance or defaults on projects assumed by WGI which are subject to the letters of credit, performance bonds, and parent guarantees described above. At September 29, 2002, the amount of letters of credit, performance bonds, and parent guarantees, for which there were stated values, that remained outstanding was $383 million, $351 million, and $26 million, respectively, related to discontinued operations, however, additional guarantees of project performance for which there is no stated value also remain outstanding. Of these amounts, $50 million of letters of credit and $264 million of performance bonds relate to projects assumed by WGI post-bankruptcy (see above). Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

The Company’s cost estimates for construction projects are heavily dependent upon third parties, including WGI, and their ability to perform construction management and other tasks that require industry expertise the Company no longer possesses. In addition, there are risks that the ultimate costs to complete and close-out the projects will increase beyond the Company’s current estimates due to factors such as labor productivity and availability of labor, the nature and complexity of the work to be performed, the impact of change orders, the recoverability of claims included in the ETC, and the outcome of defending claims asserted against the Company. A significant change in an estimate on one or more of the projects could have a material adverse effect on the Company’s financial position and results of operations.

In accordance with the purchase and sale agreement, the Company retained the financial risks and rewards of certain claims, equity investments, and receivables totaling $159 million that were sold to WGI. In addition, the Company retained certain obligations and liabilities totaling $88 million related to the purchase and sale agreement. As a result of WGI’s bankruptcy filing, the realization of these various assets through WGI was no longer probable, however, the retained obligations and liabilities could be set off against the retained assets pursuant to the terms of the purchase and sale agreement. In the second quarter of 2001, the Company recorded a charge of $71 million to write off these assets and liabilities.

In the first nine months of 2002, the Company recorded a charge of $52 million for interest expense related to RE&C versus $8 million in the first nine months of 2001. Interest expense has been allocated to RE&C based upon actual cash outflows since the date of disposition. In the first nine months of 2002, the Company recorded charges of $29 million for legal, management, and other costs versus $6 million in the first nine months of 2001.

Liabilities from discontinued operations included current liabilities for RE&C of $380 million and $482 million at September 29, 2002 and December 31, 2001, respectively.

In the third quarter of 2002, the total loss from discontinued operations was $125 million pretax, $81 million after-tax, or $0.20 per diluted share versus $15 million pretax, $5 million after-tax, or $0.01 per diluted share in the third quarter of 2001.

In the first nine months of 2002, the total loss from discontinued operations was $671 million pretax, $664 million after-tax, or $1.62 per diluted share versus $854 million pretax, $551 million after-tax, or $1.58 per diluted share in the first nine months of 2001.

12.    Commitments and Contingencies

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company in U.S. government contracting. Except as noted in the following paragraphs, individually and in the aggregate, these investigations are not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Department of Justice has informed the Company that the U.S. government has concluded its investigation of the contemplated sale by the Company of troposcatter radio equipment to a customer in Pakistan. The Company has produced documents in response to grand jury subpoenas and grand jury appearances have taken place. The Company has cooperated fully with the investigation. The U.S. government has not informed the Company of a final decision with respect to this matter. An adverse decision in this matter could have a material adverse effect on the Company’s financial position and results of operations.

The Company is permitted to charge to its U.S. government contracts an allocable portion of the amount that the Company accrues for self-insurance. There is a disagreement between the Company and the U.S. government about the way the Company allocated self-insurance charges for product liability risks at Raytheon Aircraft. The government has not asserted a claim for a specific amount, but since the allocation practice at issue was adopted in 1988, the government claim could have a material adverse effect on the Company’s financial position and results of operations.

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $138 million. On a discounted basis, the Company estimates the liability to be $86 million before U.S. government recovery and has accrued this amount at September 29, 2002. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $40 million at September 29, 2002 for the estimated future recovery of these costs from the U.S. government which is included in contracts in process. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company is also involved in other legal matters as more fully described in “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2001. An adverse resolution of any of these matters could have a material adverse effect on the Company’s financial position or results of operations in the period in which they are resolved.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

13.    Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard, which is effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity’s risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard are required to be reported as a cumulative effect of a change in accounting principle as of January 1, 2002.

In the first quarter of 2002, the Company recorded a goodwill impairment of $360 million related to AIS as a cumulative effect of change in accounting principle. The fair value of AIS was determined based upon the proceeds received by the Company in connection with the sale of AIS. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with this impairment. During the second quarter of 2002, the Company completed its transitional review for potential goodwill impairment in accordance with SFAS No. 142, whereby the Company utilized a market multiple approach to determine the fair value of reporting units within the defense businesses and a discounted cash flow approach to determine the fair value of the commercial business reporting units. As a result, the Company recorded a goodwill impairment of $185 million pretax, $149 million after-tax, which represented all of the goodwill at Raytheon Aircraft, as a cumulative effect of change in accounting principle. The Company has also determined that there is no impairment of goodwill related to any of its defense businesses beyond the $360 million recorded in connection with the sale of AIS. The total goodwill impairment charge for the nine months ended September 29, 2002 was $545 million pretax, $509 million after-tax, or $1.25 per diluted share. The Company will perform the annual impairment test in the fourth quarter of each year.

The amount of remaining goodwill by segment, as determined in accordance with SFAS No. 142, was $7,641 million, $2,650 million, $856 million, and $23 million for Electronic Systems; Command, Control, Communication and Information Systems; Technical Services; and Commercial Electronics, respectively, at September 29, 2002.

Intangible assets subject to amortization consisted primarily of drawings and intellectual property totaling $23 million (net of $29 million of accumulated amortization) at September 29, 2002 and $24 million (net of $34 million of accumulated amortization) at December 31, 2001. Amortization expense is expected to approximate $2 million for each of the next five years.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following adjusts reported income from continuing operations and basic and diluted EPS from continuing operations to exclude goodwill amortization:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
	(In millions, except per share amounts)
Reported income (loss) from continuing operations	$228	$(280)	$600	$(50)
Goodwill amortization, net of tax	—	82	—	228

Adjusted income (loss) from continuing operations	$228	$(198)	$600	$178

Reported basic EPS from continuing operations	$0.56	$(0.78)	$1.50	$(0.14)
Goodwill amortization, net of tax	—	0.23	—	0.65

Adjusted basic EPS from continuing operations	$0.56	$(0.55)	$1.50	$0.51

Reported diluted EPS from continuing operations	$0.56	$(0.78)	$1.47	$(0.14)
Goodwill amortization, net of tax	—	0.23	—	0.65

Adjusted diluted EPS from continuing operations	$0.56	$(0.55)	$1.47	$0.51

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations—Third Quarter 2002 Compared with Third Quarter 2001

Net sales were $4.1 billion in the third quarter of 2002 versus $3.8 billion in the third quarter of 2001. Sales in the third quarter of 2001 included $43 million related to businesses that have since been sold. The increase in sales was primarily due to continued sales growth in the defense businesses. Sales to the U.S. Department of Defense were 64 percent of sales in the third quarter of 2002 and 2001. Total sales to the U.S. government, including foreign military sales, were 76 percent of sales in the third quarter of 2002 and 2001. Total international sales, including foreign military sales, were 21 percent of sales in the third quarter of 2002 and 2001.

Gross margin, net sales less cost of sales, in the third quarter of 2002 was $852 million or 20.8 percent of sales versus $28 million or 0.7 percent of sales in the third quarter of 2001. Included in gross margin in the third quarter of 2001 was a charge of $745 million related to Raytheon Aircraft, described below, and goodwill amortization of $85 million which was discontinued January 1, 2002 in accordance with SFAS No. 142, also described below. Excluding the Raytheon Aircraft charge and goodwill amortization, gross margin was $858 million or 22.8 percent of sales in the third quarter of 2001. Included in gross margin was pension income of $24 million and $75 million in the third quarter of 2002 and 2001, respectively. The decrease in gross margin was primarily due to lower pension income partially offset by higher volume.

Administrative and selling expenses were $285 million or 7.0 percent of sales in the third quarter of 2002 versus $287 million or 7.6 percent of sales in the third quarter of 2001. The decrease was primarily due to the timing of business development expenditures.

Research and development expenses were $112 million or 2.7 percent of sales in the third quarter of 2002 versus $105 million or 2.8 percent of sales in the third quarter of 2001.

Operating income was $455 million or 11.1 percent of sales in the third quarter of 2002 versus an operating loss of $364 million in the third quarter of 2001. Excluding the Raytheon Aircraft charge and goodwill amortization, operating income was $466 million or 12.4 percent of sales in the third quarter of 2001. Included in operating income in the third quarter of 2002 was a $20 million favorable legal settlement from a previously disclosed complaint against an acquired company’s former actuary that was reflected in the Company’s corporate operating results. There were charges of a similar magnitude at Command, Control, Communication and Information Systems, described below. Included in operating income was pension income of $24 million and $75 million in the third quarter of 2002 and 2001, respectively. The changes in operating income by segment are discussed below.

Interest expense from continuing operations in the third quarter of 2002 was $118 million versus $172 million in the third quarter of 2001. In the third quarter of 2002 and 2001, the Company allocated $22 million and $6 million, respectively, of interest expense to discontinued operations. Total interest expense in the third quarter of 2002 was $140 million versus $178 million in the third quarter of 2001. The decrease was due to lower average debt.

Interest income in the third quarter of 2002 and 2001 was $7 million.

Other expense, net in the third quarter of 2002 was $15 million, which consisted primarily of the Company’s equity losses in unconsolidated subsidiaries, versus $18 million in the third quarter of 2001. Included in the third quarter of 2001 were the Company’s equity losses in unconsolidated subsidiaries and the costs for final settlement of certain disputes related to prior year divestitures.

The effective tax rate was 30.7 percent in the third quarter of 2002 reflecting primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and ESOP dividend deductions. The effective tax rate was 48.8 percent in the third quarter of 2001 reflecting primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and ESOP dividend deductions and increased by non-deductible amortization of goodwill. Excluding the effect of the Raytheon Aircraft charge and goodwill amortization, the effective tax rate was 32.5 percent in the third quarter of 2001. The higher effective tax rate in the third quarter of 2001 was due primarily to the write-off of nondeductible goodwill related to the sale of a majority interest in the Company’s aviation support business in 2001.

Income from continuing operations was $228 million in the third quarter of 2002, or $0.56 per diluted share on 408.7 million average shares outstanding versus a loss from continuing operations of $280 million in the third quarter of 2001, or $0.78 per diluted share on 359.4 million average shares outstanding. Excluding the Raytheon Aircraft charge and goodwill amortization, income from continuing operations was $191 million in the third quarter of 2001, or $0.53 per diluted share. The increase in average shares outstanding was due primarily to the issuance 31,578,900 shares of common stock in October 2001 and benefit plan-related activity.

The loss from discontinued operations, described below, was $81 million after-tax, or $0.20 per diluted share in the third quarter of 2002 versus a loss of $5 million after-tax, or $0.01 per diluted share in the third quarter of 2001.

Net income in the third quarter of 2002 was $147 million, or $0.36 per diluted share versus a net loss of $285 million, or $0.79 per diluted share in the third quarter of 2001. Excluding the Raytheon Aircraft charge and goodwill amortization, net income was $186 million in the third quarter of 2001, or $0.52 per diluted share.

Electronic Systems had sales of $2.2 billion in the third quarter of 2002 versus $2.0 billion in the third quarter of 2001. The increase in sales was due to higher volume across all business units. Operating income was $315 million in the third quarter of 2002 versus $284 million a year ago. Excluding goodwill amortization, operating income was $333 million in the third quarter of 2001. Included in operating income was pension income of $12 million and $38 million in the third quarter of 2002 and 2001, respectively. The decrease in operating income was primarily due to lower pension income offset by higher volume.

Command, Control, Communication and Information Systems had sales of $1.0 billion in the third quarter of 2002 compared with $945 million in the third quarter of 2001. The increase in sales was due to higher volume across all business units. Operating income was $101 million in the third quarter of 2002 versus $94 million in the third quarter of

2001. Excluding goodwill amortization, operating income was $119 million in the third quarter of 2001. Included in the third quarter of 2002 was a charge related to a dispute on a previously terminated commercial contract and a charge related to a current contract dispute that could affect the collection of amounts due. The charges totaled $20 million. Included in operating income was pension income of $1 million and $9 million in the third quarter of 2002 and 2001, respectively. The decrease in operating income was primarily due to the contract charges and lower pension income offset by higher volume.

Technical Services had third quarter 2002 sales of $556 million compared with $524 million in the third quarter of 2001. The increase in sales was primarily due to higher volume from new programs. Operating income was $40 million in the third quarter of 2002 compared with $38 million in the third quarter of 2001. Excluding goodwill amortization, operating income was $46 million in the third quarter of 2001. Included in operating income was pension income of $3 million and $9 million in the third quarter of 2002 and 2001, respectively. The decrease in operating income was primarily due to lower pension income.

Commercial Electronics had sales of $102 million in the third quarter of 2002 compared with third quarter 2001 sales of $101 million. The operating loss was $2 million in the third quarter of 2002 versus $22 million in the third quarter of 2001. Excluding goodwill amortization, the operating loss was $20 million in the third quarter of 2001. The decrease in operating loss was due primarily to the closure of certain unprofitable businesses and cost reduction actions taken. There was no pension income included in the third quarter 2002 operating loss versus $1 million in the third quarter of 2001.

Raytheon Aircraft had third quarter 2002 sales of $451 million compared with $449 million in the third quarter of 2001. Operating income was $1 million in the third quarter of 2002 versus operating loss of $758 million in the third quarter of 2001. Included in the third quarter of 2001 was a charge of $693 million related to the commuter aircraft business and a charge of $52 million to write down the value of certain used general aviation aircraft. Excluding goodwill amortization, the operating loss was $757 million in the third quarter of 2001. Included in operating income was pension income of $7 million and $14 million in the third quarter of 2002 and 2001, respectively.

During the first half of 2001, the Company experienced a significant decrease in the volume of used commuter aircraft sales. An evaluation of commuter aircraft market conditions and the events of September 11, 2001 indicated the market weakness would continue into the foreseeable future. As a result, the Company completed an analysis of the estimated fair value of the various models of commuter aircraft and reduced the book value of commuter aircraft inventory and equipment leased to others accordingly. In addition, the Company adjusted the book value of notes receivable and off balance sheet receivables based on the Company’s estimate of exposures on customer financed assets due to defaults, refinancing, and remarketing of these aircraft. As a result of these analyses, the Company recorded a charge of $693 million in the third quarter of 2001.

The Company also recorded a $52 million charge in the third quarter of 2001 related to a fleet of certain used general aviation aircraft. During the first three quarters of 2001, the Company did not sell any of these aircraft and recorded a charge to reduce the value of the aircraft to their estimated fair value.

Nine Months 2002 Compared With Nine Months 2001

Net sales in the first nine months of 2002 were $12.1 billion versus $11.6 billion for the same period in 2001. Sales in the first nine months of 2001 included $350 million related to businesses that have since been sold. The increase in sales was primarily due to continued sales growth in the defense businesses offset by lower volume at Raytheon Aircraft. Sales to the U.S. Department of Defense were 63 percent of sales in the first nine months of 2002 versus 61 percent of sales in the first nine months of 2001. Total sales to the U.S. government in the first nine months of 2002 and 2001, including foreign military sales, were 74 percent and 71 percent of sales, respectively. Total international sales, including foreign military sales, were 21 percent of sales in the first nine months of 2002 versus 22 percent of sales in the first nine months of 2001.

Gross margin, net sales less cost of sales, in the first nine months of 2002 was $2.5 billion or 20.6 percent of sales versus $1.5 billion or 13.3 percent of sales in the first nine months of 2001. Excluding the $745 million Raytheon Aircraft charge described above and goodwill amortization of $254 million, gross margin was $2.5 billion or 21.9 percent of sales in the first nine months of 2001. Included in gross margin was pension income of $73 million and $223 million in the first nine months of 2002 and 2001, respectively. The decrease in gross margin as a percent of sales was primarily due to lower pension income.

Administrative and selling expenses were $892 million or 7.4 percent of sales in the first nine months of 2002 versus $853 million or 7.3 percent of sales in the first nine months of 2001. The Company expects administrative and selling expenses to approximate 7.0 percent of sales for the full year 2002.

Research and development expenses were $337 million or 2.8 percent of sales in the first nine months of 2002 versus $350 million or 3.0 percent of sales in the first nine months of 2001.

Operating income was $1.3 billion or 10.4 percent of sales in the first nine months of 2002 versus $339 million or 2.9 percent of sales in the first nine months of 2001. Excluding the Raytheon Aircraft charge and goodwill amortization, operating income was $1.3 billion or 11.5 percent of sales in the first nine months of 2001. Included in operating income was pension income of $73 million and $223 million in the first nine months of 2002 and 2001, respectively. The changes in operating income by segment are discussed below.

Interest expense from continuing operations in the first nine months of 2002 was $388 million versus $544 million in the first nine months of 2001. In the first nine months of 2002 and 2001, the Company allocated $52 million and $8 million, respectively of interest expense to discontinued operations. The Company expects to allocate approximately $78 million of interest to discontinued operations in 2002. Total interest expense in the first nine months of 2002 was $440 million versus $552 million in the first nine months of 2001. The decrease was due primarily to lower average debt and lower weighted average cost of borrowing due to the interest rate swaps entered into in 2001.

Interest income in the first nine months of 2002 was $24 million versus $28 million in the first nine months of 2001.

Other expense, net in the first nine months of 2002 was $36 million, which consisted primarily of the Company’s equity losses in unconsolidated subsidiaries, versus other income, net of $30 million in the first nine months of 2001. Included in the first nine months of 2001 were pretax gains of $38 million related to the divestiture of the Company’s recreational marine business and $35 million related to the divestiture of a majority interest in Raytheon Aerospace. These amounts were offset by the Company’s equity losses in unconsolidated subsidiaries and the costs for final settlement of certain disputes related to prior year divestitures.

The effective tax rate was 30.4 percent in the first nine months of 2002 reflecting primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and ESOP dividend deductions. The effective tax rate was 66.0 percent in the first nine months of 2001 reflecting primarily the United States statutory rate of 35 percent reduced by foreign sales corporation tax credits and ESOP dividend deductions and increased by non-deductible amortization of goodwill. Excluding the effect of the Raytheon Aircraft charge and goodwill amortization, the effective tax rate was 33.5 percent in the first nine months of 2001. The higher effective tax rate in the first nine months of 2001 was due primarily to the write off of nondeductible goodwill related to the sale of a majority interest in the Company’s aviation support business in 2001. In the first nine months of 2002, the Company’s net operating loss carryforwards that expire in 2020 and 2021 decreased by approximately $500 million as a result of the Job Creation and Worker Assistance Act of 2002, which permitted the Company to carry back losses to 1996 and receive a $156 million tax refund in 2002.

Income from continuing operations was $600 million in the first nine months of 2002, or $1.47 per diluted share on 408.7 million average shares outstanding versus a loss from continuing operations of $50 million in the first nine months of 2001, or $0.14 per diluted share on 349.8 million average shares outstanding. Excluding the Raytheon Aircraft charge and goodwill amortization, income from continuing operations was $567 million in the first nine months of 2001, or $1.62 per diluted share. The increase in average shares outstanding was due primarily to the issuance of 14,375,000 and 31,578,900 shares of common stock in May and October 2001, respectively.

The loss from discontinued operations, described below, was $664 million after-tax, or $1.62 per diluted share in the first nine months of 2002 versus $551 million after-tax, or $1.58 per diluted share in the first nine months of 2001.

The net loss in the first nine months of 2002 was $572 million, or $1.40 per diluted share versus $597 million in the first nine months of 2001, or $1.71 per diluted share. Excluding the Raytheon Aircraft charge and goodwill amortization, net income was $20 million in the first nine months of 2001, or $0.06 per diluted share.

Total employment related to continuing operations was 76,800 at September 29, 2002 and 81,100 at December 31, 2001.

Electronic Systems had sales of $6.5 billion in the first nine months of 2002 compared with $6.0 billion in the first nine months of 2001. The increase in sales was due to higher volume across all business units. Operating income was $910 million or 13.9 percent of sales in the first nine months of 2002 versus $787 million or 13.2 percent of sales a year ago. Excluding goodwill amortization, operating income was $932 million or 15.6 percent of sales in the first nine months of 2001. Included in operating income was pension income of $33 million and $113 million in the first nine months of 2002 and 2001, respectively. The decrease in operating income was primarily due to lower pension income offset by higher volume.

Command, Control, Communication and Information Systems had sales of $3.0 billion in the first nine months of 2002 compared with $2.7 billion in the first nine months of 2001. The first nine months of 2002 included approximately $71 million of sales which were reclassified from Electronic Systems to Command, Control, Communication and Information Systems in connection with the formation of Thales Raytheon Systems in 2001. In addition, there was higher volume across all business units. Operating income was $309 million or 10.2 percent of sales in the first nine months of 2002 compared with $273 million or 10.0 percent of sales in the first nine months of 2001. Excluding goodwill amortization, operating income was $349 million or 12.8 percent of sales in the first nine months of 2001. Included in operating income was pension income of $5 million and $31 million in the first nine months of 2002 and 2001, respectively. The decrease in operating income was primarily due to the third quarter 2002 contract charges described above, cost growth on certain programs, and lower pension income offset by higher volume.

Technical Services had sales of $1.6 billion in the first nine months of 2002 versus $1.5 billion in the first nine months of 2001. The increase in sales was primarily due to higher volume from new programs. Operating income was $86 million or 5.4 percent of sales in the first nine months of 2002 compared with $115 million or 7.6 percent of sales in the first nine months of 2001. Excluding goodwill amortization, operating income was $136 million or 9.0 percent of sales in the first nine months of 2001. Included in operating income was pension income of $9 million and $26 million in the first nine months of 2002 and 2001, respectively. The decrease in operating income was due primarily to a $28 million write-off of contract costs in the second quarter of 2002 that the Company determined were unbillable. The decrease was offset by a similarly sized reserve at corporate established by the Company in the second half of 2001 to address the issue.

Commercial Electronics had sales of $306 million in the first nine months of 2002 compared with $339 million in the first nine months of 2001. The decrease in sales was due to further weakness in Commercial Electronics end markets and to the divestiture of the recreational marine business in January 2001. The operating loss of $12 million in the first nine months of 2002 compares to $43 million in the first nine months of 2001. Excluding goodwill amortization, the operating loss was $37 million in the first nine months of 2001. The decrease in the operating loss was due primarily to the closure of certain unprofitable businesses and cost reduction actions taken. Included in the operating losses was pension income of $1 million and $4 million in the first nine months of 2002 and 2001, respectively. The Company remains concerned about the market outlook for Commercial Electronics.

Raytheon Aircraft had sales of $1.5 billion in the first nine months of 2002 compared with $1.9 billion in the first nine months of 2001. The decrease was due to lower aircraft deliveries in the first nine months of 2002, the divestiture of a majority interest in the Company’s aviation support business in June 2001, and the divestiture of a majority interest in the Company’s fractional ownership business in March 2002. The operating loss of $18 million in the first nine months of 2002 compares to $735 million in the first nine months of 2001. Included in the first nine months of 2001 was a charge of $693 million related to the commuter aircraft business and $52 million to write down the value of certain used general aviation aircraft. Excluding these charges and goodwill amortization, there was operating income of $16 million in the first nine months of 2001. Included in operating income was pension income of $23 million and $43 million in the first nine months of 2002 and 2001, respectively. The increase in the operating loss was primarily due to lower pension income and lower volume. The increase was partially offset by cost reductions and a $15 million favorable contract adjustment recorded in the second quarter of 2002. The Company remains concerned about the market outlook for both new and used aircraft and continues to monitor the production and delivery schedule for the Premier I aircraft and the development cost and certification and delivery schedule of the Horizon aircraft. Demand for general aviation aircraft remains weak and could adversely affect volume estimates for the remainder of 2002 and 2003.

Backlog consisted of the following at:

	Sept. 29, 2002	Dec. 31, 2001
	(In millions)
Electronic Systems	$13,345	$13,423
Command, Control, Communication and Information Systems	5,709	5,592
Technical Services	1,694	1,958
Commercial Electronics	409	467
Aircraft	4,423	4,165

Total	$25,580	$25,605

U.S. government backlog included above	$17,986	$16,943

Included in Aircraft backlog at September 29, 2002 was approximately $850 million related to an order received from Flight Options, a related entity, in the first quarter of 2002.

Bookings were as follows:

	Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001
	(In millions)
Electronic Systems	$6,264	$5,281
Command, Control, Communication and Information Systems	3,217	2,811
Technical Services	831	683
Commercial Electronics	171	249
Aircraft	1,729	1,715

Total	$12,212	$10,739

Significant bookings in the first nine months of 2002 include the U.S. Navy’s contract award for the DD(X) program of $1.1 billion at Electronic Systems and the National Polar-orbiting Operational Environmental Satellite System of $900 million at Command, Control, Communication and Information Systems.

Discontinued Operations

In March 2002, the Company completed the sale of AIS for approximately $1,123 million, net, subject to purchase price adjustments. As part of the transaction, the Company remained the prime contractor for the Airborne Stand-Off Radar (ASTOR) program and retained the responsibility for performance of the Boeing Business Jet (BBJ) program, which is nearing completion. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. As of September 29, 2002, the balance of the retained assets was $83 million. Schedule delays, cost growth, and other variables could continue to have a negative effect on these retained assets. The timing and amount of net realizable value of these retained assets are uncertain and subject to a number of unpredictable market forces. The Company recorded a net $2 million pretax gain on the sale of AIS. Due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $213 million, resulting in a $211 million net loss on the sale of AIS.

The Company recorded a $5 million charge in the third quarter of 2002 and a $4 million charge in the second quarter of 2002 for cost growth on one of the two BBJ aircraft not yet delivered. Also in the second quarter of 2002, the Company recorded an additional loss on disposal of AIS of $14 million, which included a $23 million write-down of a BBJ-related aircraft owned by the Company offset by a $13 million gain resulting from the finalization of the 1999 claim, described above. The write-down of the BBJ-related aircraft resulted from the Company’s decision to market this aircraft unfinished due to the current environment of declining prices for BBJ-related aircraft. The Company was previously marketing this aircraft as a customized executive BBJ.

In 2000, the Company sold its Raytheon Engineers & Constructors (RE&C) business to Washington Group International (WGI). At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and parent guarantees of performance and payment (the “Support Agreements”) on over 100 long-term construction contracts. The Support Agreements were provided to owners at the time of contract award as security to the owners for the underlying contract obligations. Often the total security was capped at the value of the contract price to secure full performance, including the payment of liquidated damages available under the contract. Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

In March 2001, WGI abandoned two Massachusetts construction projects, triggering the Company’s guarantees to the owners. The Company honored the guarantees and commenced work on these projects. In the third quarter of 2002, the Company revised its estimated cost to complete (ETC) for the two projects and recorded a charge of $74 million. The Company recorded a charge of $450 million in the second quarter of 2002 and a total charge of $814 million in 2001, of which $633 million was recorded in the first nine months of 2001. The cost increases have resulted from declining productivity, schedule delays, misestimates of field engineered materials, and unbudgeted hours worked on the two projects. In October 2002, the Company announced that the Company and its vendor were pursuing a solution to fix a previously disclosed issue on turbines that developed on the two construction projects. The Company’s inability to solve the turbine-related issues and recover turbine-related costs from the vendor in the timeline outlined below or further deterioration in labor productivity could have a material adverse effect on the Company’s financial position and results of operations.

Construction and start up activities continue on all areas of the two Massachusetts construction projects—the Mystic Station plant and the Fore River plant. The significant milestones and expected dates related to the Mystic project include for Mystic Block 8, turbine retrofit in November 2002 and customer acceptance in February 2003, and for Mystic Block 9, turbine retrofit in November 2002, first fire in December 2002, and customer acceptance in February 2003. Pursuant to the contract, if the Mystic plant is not accepted by the customer by January 14, 2003, a liquidated damages payment of $68 million will be required. This payment pre-funds the liquidated damages to the maximum amount specified by the contract. The ultimate cost impact is a function of the number of days past January 14, 2003 a successful performance test takes place, at the contractual rate of $410,000 per day. The ETC for the Mystic plant does not include any liquidated damages for turbine-related delays beyond January 16, 2003 since the Company believes the damages associated with the delay should be the responsibility of the turbine vendor. The significant milestones related to the Fore River project include first fire in November 2002 and customer acceptance in January 2003. Pursuant to the contract, if the Fore River plant is not accepted by the customer by February 25, 2003, a liquidated damages payment of $60 million will be required to pre-fund the liquidated damages to the maximum amount specified by the contract. The ultimate cost impact is a function of the number of days past February 25, 2003 a successful performance test takes place, at the contractual rate of $180,000 per day. In both cases, the Company expects to recover the difference between the pre-funded payment and the actual liquidated damages incurred based on successful completion of performance testing.

In May 2001, WGI filed for bankruptcy protection. In the course of the bankruptcy proceeding, WGI rejected some ongoing construction contracts and assumed others. For those contracts rejected, the Company’s obligation to the owners depends on the extent to which the Company has any outstanding Support Agreements. The WGI rejected contracts included four large fixed price international turnkey projects that were close to completion. As of November 1, 2002, construction has been completed on the projects and they are now in the commercial close out and claims resolution phase. The Company recorded a charge of $4 million in the third quarter of 2002 and $14 million in the second quarter of 2002 related to warranty and startup costs associated with the last project to be completed. In 2001, the Company recorded a total charge of $54 million, all of which was recorded in the first six months of 2001, related to these projects. Additional risks and exposures on these projects are final resolution of commercial closeout and claims issues and collection of amounts due under the contracts.

There were also two large construction projects (Red Oak and Ilijan) on which the Company had Support Agreements that have been provisionally accepted by the customer. In the third quarter of 2002, the Company recorded a charge of $14 million related to final reliability testing and punch list items. In the second quarter of 2002, the Company recorded a charge of $21 million resulting from a contract adjustment on one of these projects due to turbine-related delays. In 2001, the Company recorded a total charge of $156 million, of which $72 million was recorded in the first nine months of 2001, related to these and the other WGI construction projects on which the Company has Support Agreements. Additional risks and exposures on the two large construction projects include equipment and subcontractor performance, punch list and warranty closeout and performance, schedule and performance liquidated damages, final resolution of contract closeout issues, and collection of amounts due under the contracts. Additional risks and exposures on the other projects and commercial undertakings involving Support Agreements include potential adverse claims resolution, lease exposures, availability guarantees, warranties, and non-performance or defaults on projects assumed by WGI which are subject to the letters of credit, performance bonds, and parent guarantees described above. At September 29, 2002, the amount of letters of credit, performance bonds, and parent guarantees, for which there were stated values, that remained outstanding was $383 million, $351 million, and $26 million, respectively, related to discontinued operations, however, additional guarantees of project performance for which there is no stated value also remain outstanding. Of these amounts, $50 million of letters of credit and $264 million of performance bonds relate to projects assumed by WGI post-bankruptcy (see above). Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

The Company’s cost estimates for construction projects are heavily dependent upon third parties, including WGI, and their ability to perform construction management and other tasks that require industry expertise the Company no longer possesses. In addition, there are risks that the ultimate costs to complete and close-out the projects will increase beyond the Company’s current estimates due to factors such as labor productivity and availability of labor, the nature and complexity of the work to be performed, the impact of change orders, the recoverability of claims included in the ETC, and the outcome of defending claims asserted against the Company. A significant change in an estimate on one or more of the projects could have a material adverse effect on the Company’s financial position and results of operations.

In accordance with the purchase and sale agreement, the Company retained the financial risks and rewards of certain claims, equity investments, and receivables totaling $159 million that were sold to WGI. In addition, the Company retained certain obligations and liabilities totaling $88 million related to the purchase and sale agreement. As a result of WGI’s bankruptcy filing, the realization of these various assets through WGI was no longer probable, however, the retained obligations and liabilities could be set off against the retained assets pursuant to the terms of the purchase and sale agreement. In the second quarter of 2001, the Company recorded a charge of $71 million to write off these assets and liabilities.

In the first nine months of 2002, the Company recorded a charge of $52 million for interest expense related to RE&C versus $8 million in the first nine months of 2001. Interest expense has been allocated to RE&C based upon actual cash outflows since the date of disposition. In the first nine months of 2002, the Company recorded charges of $29 million for legal, management, and other costs versus $6 million in the first nine months of 2001.

Liabilities from discontinued operations included current liabilities for RE&C of $380 million and $482 million at September 29, 2002 and December 31, 2001, respectively.

In the third quarter of 2002, the total loss from discontinued operations was $125 million pretax, $81 million after-tax, or $0.20 per diluted share versus $15 million pretax, $5 million after-tax, or $0.01 per diluted share in the third quarter of 2001.

In the first nine months of 2002, the total loss from discontinued operations was $671 million pretax, $664 million after-tax, or $1.62 per diluted share versus $854 million pretax, $551 million after-tax, or $1.58 per diluted share in the first nine months of 2001.

Net cash used in operating activities from discontinued operations was $758 million and $47 million related to RE&C and AIS, respectively, in the first nine months of 2002 versus net cash used of $434 million and $20 million related to RE&C and AIS, respectively, in the first nine months of 2001. The Company expects its operating cash flow to be negatively affected by approximately $1.1 billion (excluding the benefit of tax deductions for the Company) during 2002 and $100 million during 2003 which includes project completion costs, legal and management costs, and interest related to RE&C. Further increases to project costs may increase the estimated operating cash outflow for RE&C.

Financial Condition and Liquidity

Net cash provided by operating activities was $197 million in the first nine months of 2002 versus net cash used of $509 million in the first nine months of 2001. Net cash provided by operating activities from continuing operations was $1,002 million in the first nine months of 2002 versus net cash used of $55 million in the first nine months of 2001. The improvement was due primarily to changes in inventory levels at Raytheon Aircraft, a $156 million tax refund received in 2002 as a result of the change in tax law described above, and an $83 million receipt from the close out of the Company’s interest rate swaps, described below.

Net cash provided by investing activities in the first nine months of 2002 was $715 million versus net cash used of $163 million in the first nine months of 2001. Origination of financing receivables in the first nine months of 2002 was $257 million versus $480 million in the first nine months of 2001. Sale of financing receivables, net of repurchases included sales of $282 million and repurchases of $328 million in the first nine months of 2002 versus sales of $636 million and repurchases of $250 million in the first nine months of 2001. Capital expenditures were $286 million in the first nine months of 2002 versus $292 million in the first nine months of 2001. Capital expenditures for the full year 2002 are expected to be approximately $450 million. Expenditures for internal use software were $94 million and $106 million in the first nine months of 2002 and 2001, respectively. Expenditures for internal use software are expected to be approximately $115 million in 2002 as the Company continues to convert significant portions of its existing financial systems to a new integrated financial package. In March 2002, the Company received $134 million from Hughes Electronics representing the balance due on an October 2001 settlement regarding the purchase price adjustment related to the Company’s merger with the defense business of Hughes Electronics (Hughes Defense). Proceeds from sales of operating units and investments were $1,166 million and $266 million in the first nine months of 2002 and 2001, respectively.

Net cash used in financing activities was $1,507 million in the first nine months of 2002 versus net cash provided of $380 million in the first nine months of 2001. Dividends paid to stockholders were $240 million and $208 million in the first nine months of 2002 and 2001, respectively. The quarterly dividend rate was $0.20 per share for the first three quarters of 2002 and 2001.

In the first nine months of 2002 total debt decreased by $1,461 million versus $641 million in the first nine months of 2001. Payments on the outstanding lines of credit were $140 million in the first nine months of 2002 versus borrowings of $500 million in the first nine months of 2001. There were maturities of the current portion of long-term debt of $1,200 million in the first nine months of 2002 versus $512 million in the first nine months of 2001. In addition, the Company repurchased debt with a par value of $96 million and $633 million for the first nine months of 2002 and 2001, respectively. In May 2001, the Company issued 17,250,000 equity security units with net proceeds of $837 million and 14,375,000 shares of common stock with net proceeds of $376 million.

In March 2002, the Company formed a joint venture with Flight Options, Inc. whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. The Company’s investment in and other assets related to the joint venture totaled $83 million at September 29, 2002. The new entity, Flight Options, LLC, has been pursuing additional equity financing, but has not yet been successful. In light of current capital market conditions, there can be no assurance that Flight Options will ultimately be successful in attracting additional outside funding. If Flight Options is not successful in this regard, the Company may offer to exchange the Flight Options debt it currently holds for additional equity in the joint venture, whereby the Company could be responsible for its operations, own a majority of Flight Options, and consolidate Flight Options in its financial statements. If the Company consolidates Flight Options, it is not expected to have a material effect on the Company’s financial position or results of operations in 2002 or 2003, although the Company would reduce its reported Aircraft backlog by approximately $850 million related to an order received from Flight Options in the first quarter of 2002.

The measurement date for the Company’s pension plans is October 31. Although the final calculation is not complete, the investment performance of the Company’s pension plan assets for the year then ended is not expected to meet the Company’s long-term return on asset (ROA) assumption under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS No. 87) of 9.5% per annum. The Company expects the actual ROA to be approximately negative 5% for the twelve months ended October 31, 2002. Due to changes in the interest rate environment, the Company expects the discount rate to be reduced to 7.0% from 7.25%. As a result, the company’s SFAS No. 87 pension expense is expected to be approximately $250 million in 2003 versus pension income of $98 million in 2002. In addition, due to changes in the extended outlook of the investment markets, the Company is considering reducing its long-term ROA assumption from 9.5%. Each 25 basis point reduction in the long-term ROA assumption will increase 2003 pension expense by approximately $28 million. The lower actual ROA in 2002 will also increase the funding requirements of the pension plans and adversely affect operating cash flow by approximately $180 million in 2004 and $50 million in 2005. Since pension funding requirements are generally recoverable costs under government contracting regulations, the net cash flow impact of future increases in pension funding is estimated to be 20-25 percent of the funding requirement and is not considered to be material to the liquidity or financial resources of the Company overall.

In the fourth quarter of 2002, the Company expects to record an after-tax reduction to equity of between $2.0 billion and $2.5 billion related to the Company’s pension plans as a result of the recent weak performance of capital markets. This is a non-cash reduction that will not affect the Company’s earnings, net debt, or bank covenants.

Capital Structure and Resources

Total debt was $6.9 billion at September 29, 2002 compared with $8.2 billion at December 31, 2001. Cash and cash equivalents were $619 million at September 29, 2002 and $1.2 billion at December 31, 2001. Total debt, as a percentage of total capital, was 37.0 percent at September 29, 2002 versus 40.4 percent at December 31, 2001.

In 2001, the Company entered into various interest rate swaps that corresponded to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. The $1.2 billion notional value of the interest rate swaps effectively converted approximately 15 percent of the Company’s total debt to variable rate debt. In the third quarter of 2002, the Company closed out these interest rate swaps in order to reduce market rate risk. The swaps had a fair value of $95 million and received proceeds of $83 million in the third quarter of 2002, with the balance received in the fourth quarter of 2002. The $95 million of value will be amortized over the remaining life of the debt as a reduction to interest expense.

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, be at least 2.5 times net interest expense for the prior four quarters. In July 2002, the covenant was amended to exclude charges of $450 million related to discontinued operations. The Company was in compliance with the interest coverage ratio covenant, as amended, during the first nine months of 2002.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.3 billion at September 29, 2002 and $2.4 billion at December 31, 2001. There were no borrowings under these lines of credit at September 29, 2002. There was $140 million outstanding under these lines of credit at December 31, 2001.

The outstanding balance in the Company’s off balance sheet receivables facility was $1,115 million at September 29, 2002 and $1,448 million at December 31, 2001. The decline has primarily resulted from repurchases and restructurings of commuter aircraft receivables consistent with the charge taken in the third quarter of 2001. Since the financing facility no longer provides any real economic benefit, the Company has decided to buy out this facility, eliminate the cost of maintaining it, and bring the related assets onto the Company’s books. This will result in an increase to consolidated debt of approximately $1 billion (and a reduction in off balance sheet obligations of approximately $1 billion) and will not violate the Company’s bank agreement covenants.

In 1995, through the acquisition of E-Systems, Inc., the Company invested in Space Imaging and currently has a 31 percent equity investment in Space Imaging LLC. Since 1996, the Company has guaranteed a portion of Space Imaging’s debt and currently guarantees 50 percent of a $300 million Space Imaging loan facility that matures in March 2003. There were $275 million of Space Imaging borrowings outstanding under this facility at September 29, 2002. To date, Space Imaging has purchased a significant amount of equipment from its primary investors, including the Company. The Company’s investment in and other assets related to Space Imaging totaled $71 million at September 29, 2002. Space Imaging is pursuing its business plan, including assessments relative to future investment in a replacement satellite system and related funding requirements. To execute its current business plan and fund future replacement satellites, Space Imaging will likely need to obtain long-term commitments and funding from the U.S. government for purchases of commercial satellite imagery, as well as commitments for additional investment or funding, none of which are committed at present. In light of current market conditions and those uncertainties, there can be no assurance that Space Imaging will be successful in attracting the necessary additional funding. If the long-term commitments and additional investment or funding do not materialize, the Company could be required to fund all or part of its obligation under the guarantee and record a charge to earnings to the extent that any amounts invested, advanced, or paid under the guarantee are not realizable.

The Company’s need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. Cash and cash equivalents, cash flow from operations, sale of financing receivables, proceeds from divestitures, and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure, and debt service requirements.

Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146) which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This accounting standard, which is effective for restructuring activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). This accounting standard, which is effective for fiscal years beginning after May 15, 2002, requires, among other things, that debt extinguishments used as a part of an entity’s risk management strategy no longer meet the criteria for classification as extraordinary items. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard are required to be reported as a cumulative effect of a change in accounting principle as of January 1, 2002.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. In the first quarter of 2002, the Company recorded a goodwill impairment of $360 million related to AIS as a cumulative effect of change in accounting principle. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with this impairment. During the second quarter of 2002, the Company completed its transitional review for potential goodwill impairment in accordance with

SFAS No. 142. As a result, the Company recorded a goodwill impairment of $185 million pretax, $149 million after-tax, which represented all of the goodwill at Raytheon Aircraft, as a cumulative effect of change in accounting principle. The Company also determined that there was no impairment of goodwill related to any of its defense businesses beyond the $360 million recorded in connection with the sale of AIS. The total goodwill impairment charge for the nine months ended September 29, 2002 was $545 million pretax, $509 million after-tax, or $1.25 per diluted share.

Forward-Looking Statements

Certain statements made in this report, including any statements relating to the Company’s future plans, objectives, and projected future financial performance, contain or are based on, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, statements that are not historical facts, including statements accompanied by words such as “believe,” “expect,” “estimate,” “intend,” “plan,”or “outlook,” variations of these words and similar expressions, are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide-range of risks, and actual results may differ materially. Given these uncertainties, readers should not rely on forward-looking statements. Forward-looking statements also represent the Company’s estimates and assumptions only as of the date that they were made. The Company expressly disclaims any current intention to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report. Important factors that could cause actual results to differ include, but are not limited to: differences in anticipated and actual program results; risks inherent with large long-term fixed price contracts, particularly the ability to contain cost growth; the ultimate resolution of contingencies and legal matters, including investigations; risks associated with equity investments in third party or joint ventures; the ability to realize anticipated cost efficiencies; timely development and certification of new aircraft; the effect of market conditions, particularly in relation to the general aviation and commuter aircraft markets; the impact of changes in the collateral values of financed aircraft, particularly commuter aircraft; the ability to finance ongoing operations at attractive rates; government customers’ budgetary constraints; government import and export policies and other government regulations; termination of government contracts; financial and governmental risks related to international transactions; the ability to recruit and retain qualified employees; delays and uncertainties regarding the timing of the award of international programs; changes in government or customer priorities due to program reviews or revisions to strategic objectives; difficulties in developing and producing operationally advanced technology systems; economic, business, and political conditions domestically and internationally; program performance and timing of contract payments; the performance of critical subcontractors and the ability to obtain adequate insurance; the timing and customer acceptance of product deliveries; the impact of competitive products and pricing; the uncertainty of the timing and amount of net realizable value of Boeing Business Jet-related assets; the performance of critical subcontractors and suppliers; the timing of project completion and customer acceptance of two Massachusetts construction projects; the timing and cost associated with the ultimate resolution of turbine combustor issues at the two Massachusetts construction projects; the Company’s lack of construction industry expertise resulting from the Company’s sale of Raytheon Engineers and Constructors; the continued decline of craft labor productivity at the two Massachusetts construction projects; and the Company’s inability to recover amounts required to be paid in connection with pre-funded liquidated damages; among other things. Further information regarding the factors that could cause actual results to differ materially from the Company’s projected results can be found in the Company’s filings with the Securities and Exchange Commission, including “Item 1—Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT FINANCIAL MARKET RISKS

The following discussion covers quantitative and qualitative disclosures about the Company’s market risk. The Company’s primary market exposures are to interest rates and foreign exchange rates.

The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial and investment banks primarily to manage interest rates associated with the Company’s financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks only to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. As discussed above, the Company has used a special purpose entity to sell aircraft receivables (described in Note 4—Other Assets) and retains a partial interest that includes servicing rights, interest only strips, and subordinated certificates.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at September 29, 2002 and September 30, 2001, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $1 million and $5 million, respectively, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at September 29, 2002 and September 30, 2001, which was subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, Raytheon management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports. In addition, Raytheon management, including the Chief Executive Officer and Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is a party to or has property subject to litigation and other proceedings referenced in “Note 12—Commitments and Contingencies” of the Notes to Financial Statements (Unaudited) included in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated in the Form 10-K, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company’s financial position or results of operations.

See the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for a detailed description of previously filed actions.

The Company is primarily engaged in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government investigate whether the Company’s operations are being conducted in accordance with these requirements. Agencies which oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice, and Congressional Committees. U.S. government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, the suspension of government export licenses, or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against the Company.

Previously Reported Matters

As previously reported, in June 2001, a purported class action lawsuit entitled, Muzinich & Co., Inc. et al v. Raytheon Company, et. al., (Civil Action No. 01-0284-S-BLW) was filed in federal court in Boise, Idaho allegedly on behalf of all purchasers of common stock or senior notes of WGI during the period April 17, 2000 through March 1, 2001 (the class period). The putative plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by purportedly misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed on October 1, 2001 alleging similar claims. The Company and the individual defendants filed a motion seeking to dismiss the action in mid-November 2001. On April 30, 2002, the Court denied the Company’s and the individual defendants’ motion to dismiss the complaint. Thereafter, the defendants filed a petition with the District Court requesting permission to seek an immediate appeal of the District Court’s decision to the United States Court of Appeals for the Ninth Circuit, which the District Court granted on July 1, 2002. In August 2002, the Ninth Circuit issued an order denying the petition for interlocutory appeal. Defendants have filed their answer to the amended complaint and discovery is under way.

As previously reported, the Company has been named as a nominal defendant and members of its Board of Directors and several current and former officers have been named as defendants in another purported shareholder derivative action entitled Richard J. Kager v. Daniel P. Burnham, et. al., (Civil Action No. 01-11180-JLT) filed in July 2001 in the U. S. District Court in Massachusetts. The Kager derivative complaint contains allegations similar to those included in the Muzinich complaint, and further alleges that the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary for prudent management and control of the Company’s operations. On June 28, 2002, all of the defendants in the Kager matter filed a motion to dismiss the complaint. In September 2002, the plaintiff agreed voluntarily to dismiss this action without prejudice so that the plaintiff may re-file the action in Delaware.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10	Transition Agreement between Raytheon Company and Francis S. Marchilena dated September 3, 2002.

12	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

On August 14, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On August 30, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

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
Edward S. Pliner Vice President and Corporate Controller (Chief Accounting Officer)

November 6, 2002

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Daniel P. Burnham, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of Raytheon Company;

2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DANIEL P. BURNHAM
Daniel P. Burnham Chairman and Chief Executive Officer

November 6, 2002

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Franklyn A. Caine, certify that:

1)  I have reviewed this quarterly report on Form 10-Q of Raytheon Company;

2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ FRANKLYN A. CAINE
Franklyn A. Caine Senior Vice President and Chief Financial Officer

November 6, 2002

Exhibit List

Exhibit No.	Description
10	Transition Agreement between Raytheon Company and Francis S. Marchilena dated September 3, 2002.
12	Statement Regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1