Form 10-K
period 2002-12-31
RAYTHEON CO/
filed 2003-03-24
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 1-13699

RAYTHEON COMPANY

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-1778500
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

141 SPRING STREET, LEXINGTON, MASSACHUSETTS 02421

(Address of Principal Executive Offices) (Zip Code)

(781) 862-6600

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value Series B Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange Pacific Exchange
Equity Security Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer. Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of January 26, 2003, was approximately $12.3 billion.

Number of shares of Common Stock outstanding as of January 26, 2003: 408,673,000.

Documents incorporated by reference and made a part of this Form 10-K:

Portions of Raytheon’s Annual Report to Stockholders for the fiscal year ended December 31, 2002	Part I, Part II, Part IV

Portions of the Proxy Statement for Raytheon’s 2003 Annual Meeting which will be filed with the Commission within 120 days after the close of Raytheon’s fiscal year	Part III

INDEX

PART I

Item 1. Business

GENERAL

Raytheon Company (“Raytheon” or the “Company”), with worldwide 2002 sales of $16.8 billion, is a leader in defense electronics, including missiles; radar; sensors and electro-optics; intelligence, surveillance and reconnaissance; command, control, communication and information systems; naval systems; air traffic control systems; and technical services. Raytheon’s commercial electronics businesses leverage defense technologies in commercial markets. Raytheon Aircraft is one of the leading providers of business and special mission aircraft and delivers a broad line of jet, turboprop, and piston-powered airplanes to corporate and government customers world-wide.

The Company’s principal executive offices are located at 141 Spring Street, Lexington, Massachusetts 02421. The Company’s Internet address is www.raytheon.com. The content on the Company’s website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

The Company makes available free of charge on or through its Internet website under the heading “Investor Relations,” its report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

BUSINESS SEGMENTS

Electronic Systems. The Electronic Systems segment (“ES”) focuses on anti-ballistic missile systems; air defense; air-to-air, surface-to-air, and air-to-surface missiles; naval and maritime systems; ship self-defense systems; torpedoes; strike, interdiction and cruise missiles; and advanced munitions. ES also specializes in radar, electronic warfare, infrared, laser, and GPS technologies with programs focusing on land, naval, airborne and spaceborne systems used for surveillance, reconnaissance, targeting, navigation, commercial and scientific applications.

ES develops ground-based phased-array radars, including the X-Band Radar (XBR) and Upgrade Early Warning Radar (UEWR) for Ground-based Midcourse Defense (GMD), as well as the Ground-Based Radar (GBR) for the Theater High Altitude Area Defense (THAAD) system, part of the U.S. Army’s Theater Missile Defense Program. It also is developing next-generation theater missile interceptors for the Navy Theater Wide (NTW) systems and the Exoatmospheric Kill Vehicle (EKV) for the GMD program.

ES produces the Patriot ground-based air defense missile system, which is capable of tracking and intercepting enemy aircraft, cruise missiles, and tactical ballistic missiles. In addition to the U.S., eight nations have selected Patriot as an integral part of their air defense systems. Since the end of the Gulf War in 1991, Raytheon has received approximately $3.5 billion in international orders for Patriot equipment and services. In addition, ES leads Raytheon’s efforts as the prime contractor for the Hawk ground-launched missile, which is in service with the U.S. and 18 allied nations.

ES manufactures the primary air-to-air missile for the U.S. Air Force and Navy fighter aircraft—the Advanced Medium Range Air-to-Air Missile (AMRAAM), and is developing the AIM-9X (short-range air-to-air missile). Other missiles produced by ES include Tomahawk, TOW, Stinger, Maverick, Standard, the High Speed Anti-Radiation Missile (HARM), Paveway laser-guided bombs, Extended Range Guided Munitions (ERGM), XM-982, Joint Stand Off Weapon (JSOW), and Javelin (as part of a joint venture).

ES also leads Raytheon’s efforts as the prime contractor for the NATO Sea-Sparrow Surface to Air Missile System (NSSMS), as well as producing the air-and surface-launched versions of the Sparrow missile for both the U.S. and foreign Navies. ES produces Phalanx and the Rolling Airframe Missile (RAM), which the U.S. and foreign Navies use as part of the ship self-defense system. ES develops sonars, combat control systems, mine hunting equipment and torpedoes for submarines and ships in U.S. and allied fleets, in addition to designing unmanned underwater vehicles. ES produces a variety of shipboard radar systems. ES also leads Raytheon’s development efforts on the U.S. Navy’s next generation of surface combatant ships, the DD-X.

ES airborne radars are deployed on four operational tactical fighter aircraft operated by U.S. forces (the F-14, F-15, F/A-18, and the AV-8B) and international customers, as well as radars for the AC-130U gunship and the B-2 Stealth Bomber. ES is also part of a joint venture providing the next generation airborne radar for the F-22 aircraft. The segment provides the Forward Looking Infrared (FLIR) and designation system for the F-117 Stealth Fighter, and the Advanced Targeting FLIR for the F/A-18.

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

The segment’s surface radar products include radars for intelligence/data collection, spacetracking, deep space surveillance, missile warning and imaging and command and control radars. Tactical radars include battlefield radars for Forward Area Air Defense Systems and hostile weapons locating radars.

Command, Control, Communication and Information Systems. The Command, Control, Communication and Information Systems segment (“C3I”) is classified into five principal businesses. They are: Intelligence, Surveillance, Reconnaissance (“ISR”), Air Traffic Management (“ATM”), Command and Control / Battle Management (“C2BM”), Communications and Information Technology / Information Systems.

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

In the ISR business, C3I is a leading provider of remote sensing and processing for national intelligence systems as well as control and mission management systems for Unmanned Aerial Vehicles (UAVs). C3I designs and develops systems that provide real-time battlefield information, signal intelligence and multi-source intelligence integration to the U.S. Department of Defense and several other Government agencies. C3I also participates in the commercial ISR marketplace as the prime contractor for the Brazilian System for the Vigilance of the Amazon (SIVAM) program, and is providing an integrated information network that will be used to enable the Brazilian Government to protect the environment, improve air safety and weather forecasting, manage land occupation and usage, and enable effective law enforcement and border control.

C3I designs and installs Communications, Navigation, Surveillance / Air Traffic Management (CNS / ATM) systems around the world. C3I is the largest CNS / ATM supplier to the Federal Aviation Administration (FAA). Internationally, C3I has installed numerous air traffic control systems and is currently providing CNS / ATM systems for: Australia, Canada, Germany, Hong Kong, India, Japan, Norway, the People’s Republic of China, Switzerland, The United Kingdom and Taiwan.

In communications, C3I is a leading supplier of battlefield tactical radios and satellite ground terminals. The C3I Satcom programs group supplies Satcom terminals to the Navy, the Army and the Air Force. The C2BM programs group designs, develops and delivers tactical command and control systems that provide the means to effectively execute conventional and special operations missions. C2BM addresses market segments of fire control, joint command and control, sensor networking, modeling and simulation, command centers, sensor fusion and correlation, and command vehicles for a variety of military and non-military users.

C3I also performs contracts involving information technology for several U.S. Government Departments and agencies including Energy, Education, the Army and Navy and NASA. C3I efforts in this regard involve providing for information assurance, knowledge management, data storage and retrieval systems, web-based information systems and high performance computing.

Technical Services. Raytheon Technical Services Company LLC (“RTSC”) provides technical services, training programs, and logistics and base operations support throughout the U.S. and in 30 other countries.

RTSC performs complete engineering and depot-level cradle-to-grave support for Raytheon-manufactured equipment and for various commercial and military customers. Services provided include installation and test of upgrades to deployed systems; engineering design, planning, and testing; repair and refurbishment of U.S. Department of Defense equipment; software engineering support; data management; preparation of technical manuals; training for allied forces; system and facility installations; field testing and evaluation; field engineering; and system operation and maintenance.

RTSC is a world leader in providing and supporting range instrumentation systems and bases worldwide for the Department of Defense. It also provides missile range calibration services for the U.S. Air Force, trains U.S. Army personnel in battlefield tactics and supports undersea testing and evaluation for the U.S. Navy. RTSC provides operations and engineering support to the Atlantic Underwater Test and Evaluation Center, range technical support, and facilities maintenance at several Department of Defense facilities.

RTSC supplies professional services to a broad range of customers in the areas of space and earth sciences, scientific data management, transportation management, remote sensing, and computer networking. RTSC also supports the U.S. Government’s demilitarization activities in countries of the former Soviet Union and the development and operation of Space Shuttle and Space Station simulators for NASA’s Johnson Space Center. It also provides logistics and science support for the National Science Foundation’s Antarctica program.

Commercial Electronics. Raytheon’s commercial electronics businesses produce, among other things, precision optical products for defense, medical, commercial, and telecommunications customers; gallium arsenide integrated circuits and power amplifiers for defense and wireless communications customers; thermal imaging products for the public safety, industrial, and transportation markets; navigation and communication systems for the commercial and military marine markets; and other electronic components for a wide range of applications.

Aircraft. Raytheon Aircraft Company (“RAC”) offers a broad product line of aircraft and aviation services in the general aviation market. RAC manufactures, markets, and supports business jets, turboprops, and piston-powered aircraft for the world’s commercial, fractional ownership, and military aircraft markets. RAC’s piston-powered aircraft line includes the single-engine Beech Bonanza and the twin-engine Beech Baron aircraft for business and personal flying. The King Air turboprop series includes the Beech King Air C90B, B200, and 350.

The jet line includes the Beechjet 400A light jet, the Hawker 800XP midsize business jet, and the Beechcraft Premier I entry-level business jet. A new super midsize business jet, the Hawker Horizon, is currently in development, with anticipated certification in 2003 or the first half of 2004, however, the Company’s primary objective is to produce a jet that meets all performance expectations and is ready to ship in 2004. Additionally, RAC produces special mission aircraft, including military versions of the King Air and the U-125 search-and-rescue variant of the Hawker 800. RAC also sells a 19-passenger regional airliner.

The segment supplies aircraft training systems, including the T-6A trainer selected as the next-generation trainer for the U.S. Air Force and Navy under the Joint Primary Aircraft Training System (JPATS). Raytheon Aircraft produces special mission aircraft, including militarized versions of the King Airs and the U-125 search-and-rescue variant of the Hawker 800.

In the third quarter of 2002, the Company announced the realignment of its government and defense businesses into the following six segments:

Missile Systems. The Missile Systems (“MS”) segment will design, develop, and produce missile systems for critical requirements, including air-to-air, strike, surface Navy air defense, land combat missiles, guided projectiles, exoatmospheric kill vehicles, and directed energy weapons.

Integrated Defense Systems. The Integrated Defense Systems (“IDS”) segment will provide integrated air and missile defense and naval and maritime warfighting systems, including modeling and simulation capabilities for the Missile Defense Agency and global integrated capabilities for Army, Navy, Marine Corps, and technology customers. IDS combines the former Electronic Systems segment units of Air & Missile Defense Systems and Naval & Maritime Integrated Systems.

Intelligence and Information Systems. The Intelligence and Information Systems (“IIS”) segment will provide intelligence and information technology solutions drawing on capabilities in signals, imaging and geospatial intelligence; space and airborne command and control; ground engineering support; and weather and environmental management. IIS combines the former Command, Control, Communication and Information Systems segment units of Imagery and Geospatial Systems and Strategic Systems.

Space and Airborne Systems. The Space and Airborne Systems (“SAS”) segment will provide technology solutions for critical space and airborne missions. SAS is a combination of the former Electronic Systems segment units of Surveillance & Reconnaissance Systems and Air Combat & Strike Systems.

Network Centric Systems. The Network Centric Systems (“NCS”) segment will develop and produce network centric solutions that integrate sensors, systems and secure communications to manage the battlespace and airspace. NCS combines the former Electronic Systems segment unit of Tactical Systems and the former Command, Control, Communication and Information Systems segment unit of C3S.

Technical Services. RTSC continues to provide technical, scientific and professional services for defense, federal, and commercial customers.

The Company has also announced that its newly-formed Homeland Security business unit will provide systems and services to assess combat and respond to terrorism and the terrorist threat.

In the fourth quarter of 2002, the Company announced that it would realign its Commercial Electronics business units into its new IDS and NCS defense segments, effective January 1, 2003.

The Company will begin reporting financial results in the new business structure in 2003. Information reflecting the Company’s segment results during 2002 and 2001 in the realigned structure is set forth in “Segment Reorganization” within Item 7 of this Form 10-K.

SALES TO THE UNITED STATES GOVERNMENT

Sales to the United States Government (the “Government”), principally to the Department of Defense (“DoD”), were $12.3 billion in 2002 and $11.2 billion in 2001, representing 73% of total sales in 2002 and 70% of total sales in 2001. Of these sales, $0.8 billion in 2002 and $0.6 billion in 2001 represented purchases made by the Government on behalf of foreign governments.

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

Generally, government contracts are subject to oversight audits by Government representatives, and, in addition, they include provisions permitting termination, in whole or in part, without prior notice at the Government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. In the event of termination for convenience, the contractor will receive some allowance for profit on the work performed. The right to terminate for convenience has not had any material adverse effect upon Raytheon’s business in light of its total government business.

The Company’s government business is performed under both cost reimbursement and fixed price prime contracts and subcontracts. Cost reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee.

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

The Company’s fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, Raytheon agrees to perform a specific scope of work for a fixed price and as a result, benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, Raytheon shares with the Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, the Company’s profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive type contracts, the Company usually receives either milestone payments equaling 90% of the contract price or monthly progress payments from the Government generally in amounts equaling 80% of costs incurred under Government contracts.

The remaining amount, including profits or incentive fees, is billed upon delivery and final acceptance of end items under the contract.

The Company’s government business is subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, the accuracy of records and the recording of costs.

Under many government contracts, the Company is required to maintain facility and personnel security clearances complying with DoD requirements.

Companies which are engaged in supplying defense-related equipment to the Government are subject to certain business risks, some of which are peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. See the “Risk Factors” section beginning on page 10 of this Form 10-K, for a description of additional business risks.

See “Sales to the United States Government” on page 7 of this Form 10-K for information regarding the percentage of the Company’s revenues generated from sales to the Government.

BACKLOG

The Company’s backlog of orders was $25.7 billion at December 31, 2002 and $25.6 billion at December 31, 2001. The 2002 amount includes backlog of approximately $18.3 billion from the Government compared with $16.9 billion at the end of 2001.

Approximately $3.3 billion of the overall backlog figure represents the unperformed portion of direct orders from foreign governments. Approximately $1.4 billion of the overall backlog represents non-government foreign backlog.

Approximately $13.6 billion of the $25.7 billion 2002 year-end backlog is not expected to be filled during the following twelve months. For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

RESEARCH AND DEVELOPMENT

During 2002, Raytheon expended $449 million on research and development efforts compared with $456 million in 2001 and $507 million in 2000. These expenditures principally have been for product development for the Government and for aircraft products. In addition, Raytheon conducts funded research and development activities under Government contracts which is included in net sales. For additional information related to research and development efforts, see “Note A – Accounting Policies” within Item 8 of this Form 10-K.

RAW MATERIALS, SUPPLIERS AND SEASONALITY

Delivery of raw materials and supplies to Raytheon is generally satisfactory. Raytheon is sometimes dependent, for a variety of reasons, upon sole-source suppliers for procurement requirements. However, Raytheon has experienced no significant difficulties in meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. In recent years, revenues in the second half of the year have generally exceeded revenues in the first half. The timing of Government awards, the availability of Government funding, product deliveries and customer acceptance are among the factors affecting the periods in which revenues are recorded. Management expects this trend to continue in 2003.

COMPETITION

The Company’s defense electronics businesses are direct participants in most major areas of development in the defense, space, information gathering, data reduction and automation fields. Technical superiority and reputation, price, delivery schedules, financing, and reliability are among the principal competitive factors considered by defense electronics customers. The on-going consolidation of the U.S. and global defense, space and aerospace industries continues to intensify competition. Consolidation among U.S. defense, space and aerospace companies has resulted in a reduction in the number of principal prime contractors. As a result of this consolidation, the Company frequently partners on various programs with its major suppliers, some of whom are, from time to time, competitors on other programs.

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

PATENTS AND LICENSES

Raytheon and its subsidiaries own a large intellectual property portfolio which includes, by way of example, United States and foreign patents, unpatented know-how, trademarks and copyrights, all of which contribute significantly to the preservation of the Company’s competitive position in the market. In certain instances, Raytheon has augmented its technology base by licensing the proprietary intellectual property of others. Although these patents and licenses are, in the aggregate, important to the operation of the Company’s business, no existing patent, license, or similar intellectual property right is of such importance that its loss or termination would, in the opinion of management, have a material effect on the Company’s business.

EMPLOYMENT

As of December 31, 2002, Raytheon had approximately 76,400 employees compared with approximately 87,200 employees at the end of 2001. The decrease is mainly due to divestitures during 2002.

Raytheon considers its union-management relationships to be satisfactory. In 2002, there was one work stoppage of 17 weeks involving less than one half of 1% of the workforce.

INTERNATIONAL SALES

Raytheon’s sales to customers outside the United States (including foreign military sales) were 21% of total sales in 2002, 22% of total sales in 2001 and 20% of total sales in 2000. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communication. Foreign subsidiary working capital requirements generally are financed in the countries concerned. Sales and income from international operations are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. Raytheon generally has been able to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments. See revenues derived from external customers and long-lived assets by geographical areas set forth in “Note P – Business Segment Reporting” within Item 8 of this Form 10-K.

Raytheon utilizes the services of sales representatives and distributors in connection with foreign sales. Normally representatives are paid commissions and distributors are granted resale discounts in return for services rendered.

The export from the U.S. of many of Raytheon’s products may require the issuance of a license by the U.S. Department of State under the Arms Export Control Act of 1976, as amended (formerly the Foreign Military Sales Act); or by the U.S. Department of Commerce under the Export Administration Act, as amended, and its implementing Regulations as kept in force by the International Emergency Economic Powers Act of 1977, as amended (“IEEPA”); or by the U.S. Department of the Treasury under IEEPA or the Trading with the Enemy Act of 1917, as amended. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15 or 30 days (depending on the identity of the country that will utilize the equipment and services) prior to authorizing such exports. During that time, the Congress may take action to block a proposed export by joint resolution which is subject to Presidential veto.

RISK FACTORS

The following are some of the factors the Company believes could cause its actual results to differ materially from expected and historical results.

Because we have sold a number of our business units in recent years, our business is less diversified, which could reduce our earnings and might make us more susceptible to negative conditions in our remaining businesses.

Consistent with our strategy of focusing on and streamlining our core businesses and paying down our debt, during 2000, 2001 and 2002, we divested several non-core business units. In March 2002, we sold our Aircraft Integration Systems business. As a result of these divestitures, we no longer receive revenues from these operations and, without offsetting increases in revenues in our other businesses, our overall revenues would decrease, which would have a negative effect on our financial condition.

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

We act as prime contractor or major subcontractor for many different Government programs. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of Government programs is subject to congressional appropriations. Although multiple year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a Government program would result in a loss of anticipated future revenues attributable to that program. That could have a negative impact on our operations. In addition, the termination of a program or failure to commit additional funds to a program already started could increase our overall costs of doing business.

Generally, Government contracts are subject to oversight audits by Government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the Government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We can give no assurance that one or more of our Government contracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new Government contracts to offset the revenues lost as a result of any termination of our contracts. As our revenues are dependent on our procurement, performance and payment under our contracts, the loss of one or more critical contracts could have a negative impact on our financial condition.

Our government business is also subject to specific procurement regulations and a variety of socio-economic and other requirements. These requirements, although customary in Government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to:

•	procurement integrity
•	export control
•	government security regulations
•	employment practices
•	protection of the environment
•	accuracy of records and the recording of costs
•	foreign corruption

The termination of a Government contract or relationship as a result of any of these acts would have a negative impact on our operations and could have a negative effect on our reputation and ability to procure other Government contracts in the future.

In addition, sales to the Government may be affected by:

•	changes in procurement policies
•	budget considerations
•	unexpected developments such as the terrorist attacks of September 11, 2001, which change concepts of national defense
•	political developments abroad, such as those occurring in the wake of the September 11 attacks

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

Approximately 73% of our net sales in 2002 were for the U.S. Government. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government at our expense and are likely to continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for the size and structure of Raytheon. A shift in Government defense spending to other programs in which we are not involved or a reduction in U.S. Government defense spending generally could have severe consequences for our results of operations.

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business in foreign countries.

In 2002, sales to international customers accounted for approximately 21% of our net sales. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements
•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements
•	fluctuations in foreign currency exchange rates
•	delays in placing orders
•	the complexity and necessity of using foreign representatives and consultants
•	the uncertainty of adequate and available transportation
•	the uncertainty of the ability of foreign customers to finance purchases
•	uncertainties and restrictions concerning the availability of funding credit or guarantees
•	imposition of tariffs or embargoes, export controls and other trade restrictions
•	the difficulty of management and operation of an enterprise spread over various countries
•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad
•	economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances

While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We may not be successful in obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments.

Licenses for the export of many of our products are required from government agencies in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act, the Trading with the Enemy Act of 1917 and the Arms Export Control Act of 1976. We can give no assurance that we will be successful in obtaining these necessary licenses in order to conduct business abroad. In the case of certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify the Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, the Congress may take action to block the proposed sale.

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

Both our commercial and defense markets are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

•	identify emerging technological trends in our target markets
•	develop and maintain competitive products
•	enhance our products by adding innovative features that differentiate our products from those of our competitors
•	manufacture and bring products to market quickly at cost-effective prices
•	effectively structure our businesses, through the use of joint ventures, teaming agreements, and other forms of alliances, to the competitive environment

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

We may incur additional charges in connection with the sale of the Company’s Engineering and Construction Business to Washington Group International, Inc. (“WGI”), including in connection with the satisfaction of support agreement obligations.

We have significant letters of credit, surety bonds, guarantees and other support agreements in place related to a number of leases and other agreements of our engineering and construction business unit (“E&C Business”), which we sold to WGI in July 2000. Many of these relate to ongoing engineering and construction projects, including two large power plants being built in Massachusetts that WGI has abandoned (the “Massachusetts Projects”).

To the extent the Company has outstanding support agreements, the Company has honored those agreements and is working on those projects. There are risks that the costs incurred on these projects will increase beyond the Company’s estimates because of factors such as: equipment and subcontractor performance; performance of critical suppliers; the timing of project completion and customer acceptance; the continued decline of craft labor productivity and the successful completion of performance tests at the Massachusetts Projects; the Company’s inability to recover amounts required to be paid in connection with pre-funded liquidated damages; the Company’s lack of construction industry expertise resulting from the sale of the E&C Business to WGI; the recoverability of claims and the outcome of defending claims asserted against the Company; in connection with projects where construction has been completed, the risks associated with punch list items, warranty, retesting, commercial closeout and claims resolution phase of the project; and risks inherent with large long-term fixed price contracts and their final resolution and close out.

During 2002, we recorded charges totaling $796 million relating to the Massachusetts Projects. We also recorded charges totaling $53 million for warranty and start-up costs, final reliability testing and punch list items, and a contract adjustment relating to three other construction projects.

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

Approximately 12,000 of our employees are unionized, which represented approximately 16% of our employees at December 31, 2002. As a result, we may experience prolonged work stoppages, which could adversely affect our business, and we are vulnerable to the demands imposed by our collective bargaining relationships. We cannot predict how stable these relationships, currently with 9 different U.S. labor organizations and 4 different non-U.S. labor organizations, will be or whether we will be able to meet the requirements of these unions without impacting the financial condition of Raytheon. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers, as well as a loss of revenues. That would adversely affect our results of operations.

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

Because we use and generate large quantities of hazardous substances and wastes in our manufacturing operations, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures. For example, we are investigating and remediating contamination related to our current or past practices at numerous properties and, in some cases, have been named as a defendant in related personal injury or “toxic tort” claims.

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

Our certificate of incorporation and by-laws contain certain provisions, such as a classified board of directors, a provision prohibiting stockholder action by written consent, a provision prohibiting stockholders from calling special meetings and a provision authorizing our Board of Directors to consider factors other than stockholders’ short-term interests in evaluating an offer involving a change in control. Also, we have a shareholder rights plan, which limits the ability of any person to acquire more than 15% of our common stock. These provisions could have the effect of delaying or preventing a change in control of Raytheon or the removal of Raytheon management, of deterring potential acquirors from making an offer to our stockholders and of limiting any opportunity to realize premiums over prevailing market prices for Raytheon common stock. Provisions of the shareholder rights agreement, which is incorporated as an exhibit to this filing, could also have the effect of deterring changes of control of Raytheon.

We depend on component availability, subcontractor performance and our key suppliers to manufacture and deliver our products and services.

Our manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner. While we enter into long-term or volume purchase agreements with a few of our suppliers, we cannot be sure that materials, components, and subsystems will be available in the quantities we require, if at all. We are dependent for some purposes on sole-source suppliers. If any of these sole-source suppliers fails to meet our needs, we may not have readily available alternatives. Our inability to fill our supply needs would jeopardize our ability to satisfactorily and timely complete our obligations under government and other contracts. This might result in reduced sales, termination of one or more of these contracts and damage to our reputation and relationships with our customers. All of these events could have a negative effect on our financial condition.

The unpredictability of our results may harm the trading price of our securities, or contribute to volatility.

Our operating results may vary significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may fluctuate as a result of considerations that are difficult to forecast, such as:

•	volume and timing of product orders received and delivered

•	levels of product demand

•	consumer and government spending patterns

•	the timing of contract receipt and funding

•	our ability and the ability of our key suppliers to respond to changes in customer orders

•	timing of our new product introductions and the new product introductions of our competitors

•	changes in the mix of our products

•	cost and availability of components and subsystems

•	price erosion

•	adoption of new technologies and industry standards

•	competitive factors, including pricing, availability and demand for competing products

•	fluctuations in foreign currency exchange rates

•	conditions in the capital markets and the availability of project financing

•	regulatory developments

•	general economic conditions, particularly the cyclical nature of the general aviation market in which we participate

•	our ability to obtain licenses from the U.S. Government to sell products abroad.

FORWARD-LOOKING STATEMENTS — SAFE HARBOR PROVISIONS

This filing and the information we are incorporating by reference, including any statements relating to the Company’s future plans, objectives, and projected future financial performance, contain or are based on, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, statements that are not historical facts, including statements accompanied by words such as “believe,” “expect,” “estimate,” “intend,” or “plan,” variations of these words, and similar expressions, are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and actual results may differ materially. Given these uncertainties, readers of this filing should not rely on forward-looking statements. Forward-looking statements also represent the Company’s estimates and assumptions only as of the date that they were made. The Company expressly disclaims any current intention to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing. Important factors that could cause actual results to differ include, but are not limited to those discussed in the immediately preceding section of this Item, under “Risk Factors.”

Item 2. Properties

The Company and its subsidiaries operate in a number of plants, laboratories, warehouses and office facilities in the United States and abroad.

At December 31, 2002, the Company utilized approximately 34 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 95% of which was located in the United States. Of this total, approximately 44% was owned, approximately 52% was leased, and approximately 4% was made available under facilities contracts for use in the performance of U.S. Government contracts. At December 31, 2002 the Company had approximately 1.4 million square feet of additional floor space that was not in use, including approximately 525,000 square feet in Company-owned facilities.

There are no major encumbrances on any of the Company’s facilities other than financing arrangements which in the aggregate are not material. In the opinion of management, the Company’s properties have been well maintained, are in sound operating condition and are adequate for the Company to operate at present levels.

At December 31, 2002, our business segments had major operations at the following locations:

•	Electronic Systems—E. Camden, AR; Tucson, AZ; El Segundo, CA; Goleta, CA; Long Beach, CA; San Diego, CA; Louisville, KY; Andover, MA; Bedford, MA; Sudbury, MA; Tewksbury, MA; Portsmouth, RI; Dallas, TX; Plano, TX; Forrest, MI and Sherman, TX;

•	Command, Control, Communication and Information Systems—Fullerton, CA; Aurora, CO; Largo, FL; St. Petersburg, FL; Ft. Wayne, IN; Landover, MD; Townson, MD; Marlboro, MA; State College, PA; Garland, TX; Falls Church, VA; and Waterloo, Ontario, Canada;

•	Raytheon Technical Services Company—Chula Vista, CA; Long Beach, CA; Indianapolis, IN; Burlington, MA; Norfolk and Reston, VA;

•	Commercial Electronics—Andover, MA; Kiel, Germany; and Midland, Ontario, Canada;

•	Raytheon Aircraft Company—Little Rock, AR; Salina, KS and Wichita, KS;

•	Administration and Services—Lexington, MA; and Arlington, VA; and

•	Raytheon United Kingdom—Harlow, England; and Glenrothes, Scotland

A summary of the utilized floor space at December 31, 2002, by business segment, follows:

(in square feet with 000’s omitted)

	Leased	Owned	Gov’t Owned	Total
Electronic Systems	8,586	7,168	1,260	17,014
Command, Control, Communication and Information Systems	3,314	2,759	0	6,073
Raytheon Aircraft Company	2,076	3,627	0	5,703
Administration and Services (includes domestic and international sales offices)	560	0	0	560
Raytheon Technical Services Company, LLC	3,167	149	0	3,316
Commercial Electronics	0	920	0	920
Raytheon United Kingdom	79	349	0	428
Raytheon International, Inc.	57	0	0	57
Discontinued Operations	115	0	0	115
TOTAL	17,954	14,972	1,260	34,186

Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in the “Risk Factors” section beginning on page 10 of this Form 10-K, in Item 3. “Legal Proceedings” immediately below, in “Commitments and Contingencies” within Item 7 of this Form 10-K and in “Note M – Commitments and Contingencies” within Item 8 of this Form 10-K.

Item 3. Legal Proceedings

The Company is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company’s operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, the suspension of government export licenses, or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Company. Defense contractors are also subject to many levels of audit and investigation. Agencies which oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice and Congressional Committees. The Department of Justice from time to time has convened grand juries to investigate possible irregularities by the Company.

As previously reported, during late 1999, the Company and two of its officers were named as defendants in several purported class action lawsuits. These lawsuits were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants in a Consolidated and Amended Class Action Complaint (the “Consolidated Complaint”) with the caption, In Re Raytheon Securities Litigation (Civil Action No. 12142-PBS), filed in the U.S. District Court in Massachusetts. The Consolidated Complaint principally alleges that the defendants violated federal securities laws by purportedly making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the purported class period. In September 2000, the Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. The plaintiffs opposed the motions. The court heard arguments in February 2001, and in August 2001 the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. In March 2002, the court certified the class of plaintiffs as those people who purchased Raytheon stock between October 7, 1998 through October 12, 1999. On March 17, 2003 the named plaintiff filed a Second Consolidated and Amended Complaint which did not change the claims against the Company or the individual defendants, but which seeks to add the Company’s auditor as an additional defendant. Discovery is proceeding on the two circumstances that remain the subject of claims.

As previously reported, the Company also was named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits filed on October 25, 1999 in the Court of Chancery of the State of Delaware in and for New Castle County by Ralph Mirarchi and others (No. 17495- NC), and on November 24, 1999 in Middlesex County, Massachusetts, Superior Court by John Chevedden (No. 99-5782). On February 28, 2000, Mr. Chevedden filed another derivative action in the Delaware Chancery Court entitled John Chevedden v. Daniel P. Burnham, et al., (No. 17838- NC) and on March 22, 2000, Mr. Chevedden’s Massachusetts derivative action was dismissed. The Mirarchi and Chevedden derivative complaints contain allegations similar to those included in the Consolidated Complaint in the In Re Raytheon Securities Litigation, and further allege that the defendants purportedly breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. In December 2001 the Company and the individual defendants filed a motion to dismiss the Mirarchi complaint (the only one of these actions for which service of process of the complaint was by then completed.) The court has since consolidated the Mirachi and Chevedden actions, and plaintiffs have filed a Consolidated Amended Complaint. The defendants have advised the court that they intend to file a motion to dismiss the Consolidated Amended Complaint.

As previously reported, in June 2001, a purported class action lawsuit entitled, Muzinich & Co., Inc. et al v. Raytheon Company, et. al., (Civil Action No. 01-0284-S-BLW) was filed in federal court in Boise, Idaho allegedly on behalf of all purchasers of common stock or senior notes of Washington Group International, Inc. (“WGI”) during the period April 17, 2000 through March 1, 2001 (the class period). The putative plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by purportedly misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed on October 1, 2001 alleging similar claims. The Company and the individual defendants filed a motion seeking to dismiss the action in mid-November 2001. On April 30, 2002, the Court denied the Company’s and the individual defendants’ motion to dismiss the complaint. Thereafter, the defendants filed a petition with the District Court requesting permission to seek an immediate appeal of the District Court’s decision to the United States Court of Appeals for the Ninth Circuit, which the District Court granted on July 1, 2002. In August 2002, the Ninth Circuit issued an order denying the petition for interlocutory appeal. Defendants have filed their answer to the amended complaint and discovery is proceeding.

As previously reported, the Company has been named as a nominal defendant and all of its directors at the time have been named as defendants in two identical purported derivative lawsuits filed in Chancery Court in New Castle County, Delaware in July 2001, entitled Melvin P. Haar v. Barbara M. Barrett, et. al., (Civil Action No. 19018) and Howard Lasker v. Barbara M. Barrett, et. al., (Civil Action No. 19027). The Haar and Lasker derivative complaints contain allegations similar to those included in the Muzinich class action complaint and further allege that the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary for prudent management and control of the Company’s operations. In December 2001 the Company and the individual defendants filed a motion to dismiss the Haar complaint, the only one of these actions for which service was by then completed. In addition, the Company has been named as a nominal defendant and members of its Board of Directors and several current and former officers have been named as defendants in another purported shareholder derivative action entitled Richard J. Kager v. Daniel P. Burnham, et. al., (Civil Action No. 01-11180-JLT) filed in July 2001 in the U. S. District Court in Massachusetts. The Kager derivative complaint contains allegations similar to those included in the Muzinich complaint, and further alleges that the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary for prudent management and control of the Company’s operations. On June 28, 2002, all of the defendants in the Kager matter filed a motion to dismiss the complaint. In September 2002, the plaintiff agreed voluntarily to dismiss this action without prejudice so that the plaintiff may re-file the action in Delaware.

Although the Company believes that it has meritorious defenses to the claims made in each and all of the aforementioned complaints and intends to contest each proceeding vigorously, an adverse resolution of any of the proceedings could have a material adverse effect on the Company’s financial position and results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits.

On November 25, 2002, the SEC instituted and settled cease-and-desist proceedings against the Company and a former executive officer of the Company for alleged violations of Regulation FD in February 2001. The settlement did not impose any civil penalty or other monetary sanctions against the Company or any of its employees. The Company neither admitted nor denied the findings in the SEC’s cease-and-desist order.

On February 27, 2003, the Company entered into a settlement agreement with the U.S. Attorney for the District of Massachusetts, the U.S. Customs Service, and the office of Defense Trade Controls of the U.S. Department of State to resolve the U.S. government’s investigation of the contemplated sale by the Company of troposcatter radio equipment to a customer in Pakistan. According to the terms of the settlement, the Company paid a $23 million civil penalty, and will spend $2 million to improve the Company’s export compliance program. In addition, the Company has agreed to appoint a special compliance officer from outside the Company to oversee the Company’s export activities principally at the communications business of NCS. The amount of the civil penalty was fully reserved and, therefore, will not affect the Company’s results of operations.

As previously reported, in June 2002 the Company received service of a grand jury subpoena issued by the United States District Court for the Central District of California. The subpoena seeks documents relating to the activities of an international sales representative engaged by the Company relating to a foreign military sales contract in Korea in the late 1990s. The Company has in place appropriate compliance policies and procedures, and believes its conduct has been consistent with those policies and procedures. The Company continues to cooperate fully with the Government’s investigation.

The Company continues to cooperate with the staff of the SEC on an investigation related to the Company’s accounting practices primarily related to the commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft from 1997 to 2001. The Company has been providing documents and information to the SEC staff. The Company is unable to predict the outcome of the investigation or any action that the SEC might take.

Several claims have been asserted and certain proceedings have been commenced against the Company and certain third parties seeking schedule and performance liquidated damages and payment under certain outstanding Company guarantees in connection with the Jindal, Posven, Ratchaburi, Saltend, Ilijan and Red Oak construction contracts. These contracts were rejected by WGI in bankruptcy. Additionally, several other proceedings have been commenced against the Company by parties that had contractual relationships with certain former indirect subsidiaries of the Company which comprised its engineering and construction business. These former indirect subsidiaries were transferred to WGI in the sale of the engineering and construction business to WGI. The plaintiffs in these proceedings have alleged that the Company is responsible to them on various theories including alter ego liability and the assignment to, and/or the assumption by, the Company of the former indirect subsidiaries’ obligations. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on the Company’s financial position, liquidity or results of operations after giving effect to provisions already recorded.

The Company is involved in various stages of investigation and cleanup relative to remediation of various environmental sites. All appropriate costs expected to be incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability will not have a material effect on the Company’s financial position, liquidity or results of operations. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in the “Risk Factors” section beginning on page 10 of this Report, in “Commitments and Contingencies” within Item 7 of this Form 10-K and in “Note M – Commitments and Contingencies” within Item 8 of this Form 10-K.

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

Raytheon Aircraft is a defendant in a number of product liability lawsuits that allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. Raytheon Aircraft maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. Additional information regarding aircraft product liability insurance is contained in “Note M – Commitments and Contingencies” within Item 8 of this Form 10-K.

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

Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against the Company. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on the Company’s financial position, liquidity or results of operations after giving effect to provisions already recorded.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Item 4(A). Executive Officers of the Registrant

The executive officers of the Company are listed below. Each executive officer was elected by the Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Daniel P. Burnham: Chairman and Chief Executive Officer since July 31, 1999. Prior thereto, Mr. Burnham served as President and Chief Executive Officer from December 1, 1998 to July 31, 1999 and as President and Chief Operating Officer from July 1, 1998 to December 1, 1998. Prior to joining the Company, Mr. Burnham was Vice Chairman of AlliedSignal, Inc. from October 1997 and President of AlliedSignal Aerospace and an Executive Vice President of AlliedSignal, Inc. from 1992 until becoming Vice Chairman in 1997. Director: FleetBoston Corporation. Age: 56.

Thomas M. Culligan: Executive Vice President for business development and CEO of Raytheon International, Inc. since March 2001. From 1999 to March 2001, Mr. Culligan was vice president and general manager of Defense and Space at Honeywell International Inc. Prior thereto, from 1994 to 1999, Mr. Culligan held various positions at Allied Signal, including Vice President, Europe, Africa and the Middle East for Allied Signal’s Marketing, Sales & Service unit and President of Government Operations. Age: 51.

Bryan J. Even: Vice President of Raytheon Company since April 2002 and President of Raytheon Technical Services Company (RTSC) since October 2001. Before assuming leadership of RTSC, Mr. Even had oversight for the Engineering and Production Support business unit in Indianapolis, formerly the Naval Air Warfare Center, from 1999 to 2001. Between 1998 and 1999, Mr. Even was Director of East Coast Depot Operations for RTSC and prior thereto, was the Deputy General Manager of the Engineering and Depots Group of Raytheon Service Company. Age 42.

Richard J. Foley: Vice President – Contracts since February 1999. Prior to assuming his present position, Mr. Foley was appointed Corporate Director of Contracts in April 1998. Between 1995 and 1998, Mr. Foley was the Manager of Contracts of Raytheon’s Electronic Systems Division. Mr. Foley has served Raytheon for more than 35 years holding senior contract management positions with the Company. Age: 58.

Louise L. Francesconi: Vice President of Raytheon Company and President of Missile Systems since September 2002. From November 1999 to September 2002, Ms. Francesconi was Vice President of Raytheon Company and General Manager of the Missile Systems business unit within Electronic Systems. Previously, she was a Senior Vice President of the former Raytheon Systems Company and Deputy General Manager of the company’s Defense Systems segment from February 1998 to November 1999. Between 1996 and the merger of Raytheon Company and Hughes Aircraft Company in 1998, Ms. Francesconi was president of the Hughes Missile Company. Age: 49.

Charles E. Franklin: Vice President of Raytheon Company and President of Integrated Defense Systems (IDS) since September 2002. Mr. Franklin joined Raytheon Company in 1998 and until his current assignment served as Vice President and General Manager of the Air and Missile Defense Systems business unit within Electronic Systems. Prior to that, Mr. Franklin was Vice President, Programs and Mission Success at Lockheed Martin Sanders Company for two years. Age: 64.

Richard A. Goglia: Vice President and Treasurer since January 1999. Prior to that, Mr. Goglia was Director, International Finance from March 1997. Prior to joining the Company, Mr. Goglia spent 16 years at GE and GE Capital Corporation. Age: 51.

Jack R. Kelble: Vice President of Raytheon Company and President of Space and Airborne Systems (SAS) since September 2002. From October 2001 to September 2002, Mr. Kelble was Vice President and General Manager of the Surveillance and Reconnaissance business unit within Electronic Systems. Prior thereto, Mr. Kelble was Vice President of Engineering for Electronic Systems between January 2000 and October 2001, Senior Vice President and Deputy General Manager of the Sensors and Electronic Systems business unit within Electronic Systems between October 1998 and January 2000 and Vice President and General Manager of the Integrated Systems business unit within Electronic Systems between January 1998 and October 1998. Age 60.

Michael D. Keebaugh: Vice President of Raytheon Company and President of Intelligence and Information Systems (IIS) since September 2002. From February 1998 to September 2002, Mr. Keebaugh was Vice President and General Manager of the Imagery and Geospatial Systems business unit within Command, Control, Communication and Information Systems. Prior thereto, Mr. Keebaugh was Vice President and General Manager of Imagery and Geospatial Systems within Raytheon Systems Company. Age: 57.

Francis S. Marchilena: Executive Vice President of Raytheon Company and Director of Discontinued Business since July 2002. Executive Vice President and President of Raytheon’s Command, Control, Communication and Information Systems segment from 1999 to June 2002. Executive Vice President and General Manager of the Command, Control and Communication Systems segment of Raytheon Systems Company (1998-1999); Executive Vice President and General Manager of the Training and Services Segment of Raytheon Systems Company from January 1998 to June 1998; between 1996 and 1998, Mr. Marchilena was the Assistant General Manager for Raytheon Electronic Systems. Mr. Marchilena has served Raytheon for more than 34 years holding increasingly responsible management positions with the Company. Age: 57.

Keith J. Peden: Senior Vice President – Human Resources since March 2001. Prior to assuming his present position, Mr. Peden was Vice President Deputy Director – Human Resources since November 1997 and Corporate Director of Benefits and Compensation since April 1993. Age: 52.

Edward S. Pliner: Senior Vice President and Chief Financial Officer since December 2002. Prior to assuming his present position, Mr. Pliner was Vice President and Corporate Controller since April 2000. Between April 2000 and September 1995, Mr. Pliner was a Partner of PricewaterhouseCoopers LLP. Age: 45.

Rebecca B. Rhoads: Vice President and Chief Information Officer since April 2001. Prior to assuming her present position, Ms. Rhoads was Vice President of Information Systems Technology of Raytheon’s Electronic Systems segment from February 2000 and Vice President of Information Technology, Defense Systems business unit of Raytheon Systems Company since July 1999. Between 1996 and 1999, Ms. Rhoads was Director of the Raytheon Test Systems Design Center. Age: 45.

Colin Schottlaender: Vice President of Raytheon Company and President of Network Centric Systems (NCS) since September 2002. From November 1999 to September 2002, Mr. Schottlaender was Vice President and General Manager of the Tactical Systems business unit within Electronic Systems. Between December 1997 and November 1999, Mr. Schottlaender was Vice President of Tactical Systems within the Sensors and Electronic Systems business unit of Raytheon Systems Company. Prior assignments included domestic and international business development, program management, quality assurance, test engineering and product design/manufacture. Age: 47.

James E. Schuster: Executive Vice President of Raytheon Company and Chairman and Chief Executive Officer—Raytheon Aircraft Company since May 2001. Prior to assuming his present position, Mr. Schuster was Vice President of Raytheon Company and President of Aircraft Integration Systems from April 2000 and Senior Vice President and Deputy General Manager for Aircraft Integration Systems since September 1999. Prior to joining the Company, Mr. Schuster was President, Motors & Generators, Magnetex, Inc. since 1996. Age: 49.

Gregory S. Shelton: Vice President – Engineering and Technology since May 2001. Prior to assuming his present position, Mr. Shelton served as Vice President of Engineering for Raytheon’s Missile Systems business unit within the Electronic Systems segment since 1998. Prior to that, he was Vice President, Engineering for Hughes Weapons Systems segment from 1996 to 1997. He also served as Vice President and Product Line Manager, Air Missiles and Advanced Programs and Technology for Hughes Missile Systems Company from 1995 to 1996. Age: 52.

Jay B. Stephens: Senior Vice President and General Counsel of Raytheon since October 2002. Prior to joining Raytheon, Mr. Stephens was Associate Attorney General of the United States from January 2002 to October 2002. Before becoming

Associate Attorney General, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International (formerly AlliedSignal) from 1997 to 2001. From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury and Winthrop). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Age 56.

William H. Swanson: President of Raytheon Company since July 2002. Before assuming this position, he was Executive Vice President of Raytheon Company and President of Raytheon’s Electronic Systems segment from January 2000 to July 2002. Mr. Swanson was Executive Vice President of Raytheon Company and Chairman and CEO of Raytheon Systems Company from January 1998 to January 2000. He was Executive Vice President of Raytheon Company and General Manager of Raytheon’s Electronic Systems segment from March 1995 to January 1998 and Senior Vice President and General Manager of Missile Systems Division from August 1990 to March 1995. Mr. Swanson has served Raytheon for more than 30 years holding increasingly responsible management positions with the Company. Age 54.

PART II

Item 5.     Market For Registrant’s Common Equity and Related Stockholder Matters

At December 31, 2002, there were approximately 74,900 record holders of the Company’s common stock. The Company’s common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange under the symbol RTN. For information concerning stock prices and dividends paid during the past two years, see “Note Q – Quarterly Operating Results (unaudited)” within Item 8 of this Form 10-K.

Item 6.     Selected Financial Data

Five-Year Statistical Summary

(In millions except share amounts and total employees)	2002		2001		2000	1999	1998

Results of Operations

Net sales	$16,760		$16,017		$15,817	$16,142(5)	$16,241

Operating income	1,754		766(2)		1,580	1,645(6)	2,122(9)

Interest expense	497		696		761	724	722

Income from continuing operations	755		18(2)		477	546(7)	940(10)

Net income (loss)	(640	)(1)	(755	)(3)	138(4)	399(8)	840(11)

Diluted earnings per share from continuing operations	$1.85		$0.05(2)		$1.40	$1.60(7)	$2.75(10)

Diluted earnings (loss) per share	(1.57	)(1)	(2.09	)(3)	0.40(4)	1.17(8)	2.46(11)

Dividends declared per share	0.80		0.80		0.80	0.80	0.80

Average diluted shares outstanding (in thousands)	408,031		361,323		341,118	340,784	341,861

Financial Position at Year-End

Cash and cash equivalents	$544		$1,214		$871	$230	$421

Current assets	7,190		9,647		9,444	10,732	10,816

Property, plant, and equipment, net	2,396		2,196		2,339	2,224	2,070

Total assets	23,946		26,773		27,049	28,222	28,345

Current liabilities	5,107		5,815		5,071	7,998	7,165

Long-term liabilities (excluding debt)	2,831		1,846		2,021	1,886	2,134

Long-term debt	6,280		6,874		9,051	7,293	8,157

Total debt	7,433		8,237		9,927	9,763	8,980

Mandatorily redeemable equity securities	858		857		—	—	—

Stockholders’ equity	8,870		11,381		10,906	11,045	10,889

General Statistics

Total backlog	$25,666		$25,605		$25,709	$24,034	$18,924

U.S. government backlog included above	18,254		16,943		16,650	14,575	12,672

Capital expenditures	458		461		421	507	456

Depreciation and amortization	364		677		642	646	688

Total employees from continuing operations	76,400		81,100		87,500	90,600	92,900

(1)	Includes a loss from discontinued operations of $1,013 million pretax and a cumulative effect of change in accounting principle of $545 million pretax. The impact of these items combined was a charge of $1,396 million after-tax or $3.42 per diluted share.
(2)	Includes charges of $745 million pretax, $484 million after-tax, or $1.34 per diluted share.
(3)	Includes charges of $745 million pretax and a loss from discontinued operations of $1,138 million pretax. The impact of these items combined was a net charge of $1,241 million after-tax or $3.44 per diluted share.
(4)	Includes a loss from discontinued operations of $473 million pretax, $339 million after-tax, or $0.99 per diluted share.
(5)	Includes charges of $84 million and special charges of $15 million.
(6)	Includes charges of $89 million and restructuring and special charges of $196 million, offset by $76 million of favorable adjustments to restructuring-related reserves.
(7)	Includes charges of $89 million pretax and restructuring and special charges of $210 million pretax, offset by favorable adjustments to restructuring-related reserves of $76 million pretax and a net gain on sales of operating units and investments of $23 million pretax. The impact of these items combined was a net charge of $125 million after-tax or $0.37 per diluted share.
(8)	Includes charges of $89 million pretax, restructuring and special charges of $210 million pretax, and a loss from discontinued operations of $133 million pretax, offset by favorable adjustments to restructuring related reserves of $76 million pretax and a net gain on sales of operating units and investments of $23 million pretax.The impact of these items combined was a net charge of $219 million after-tax or $0.64 per diluted share.
(9)	Includes special charges of $167 million.
(10)	Includes special charges of $167 million pretax and a net gain on sales of operating units of $141 million pretax. The impact of these items combined was a net charge of $41 million after-tax or $0.12 per diluted share.
(11)	Includes special charges of $167 million pretax and a loss from discontinued operations of $142 million pretax, offset by a net gain on sales of operating units of $141 million pretax. The impact of these items combined was a net charge of $141 million after-tax or $0.41 per diluted share.

Note: In 2002, the Company changed its method of inventory costing at Raytheon Aircraft from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change decreased the net loss in 2002 by $7 million or $0.02 per diluted share. Prior periods have been restated to reflect this change. The effect of the change on the reported net loss in 2001 was a decrease of $8 million or $0.02 per diluted share. The effect of the change on reported net income was a decrease of $3 million or $0.01 per diluted share in 2000, $5 million or $0.01 per diluted share in 1999, and $4 million or $0.01 per diluted share in 1998. In addition, certain prior year amounts have been reclassified to conform with the current year presentation.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Raytheon Company (the “Company”) is one of the largest defense electronics contractors in the world, serving all branches of the U.S. military and other U.S. government agencies, NATO, and many allied governments. The Company is a leader in defense electronics, including missiles; radar; sensors and electro-optics; intelligence, surveillance, and reconnaissance (ISR); command, control, communication, and information systems; naval systems; air traffic control systems; and technical services. The Company’s defense electronics businesses are well positioned to capitalize on emerging opportunities in missile defense; precision engagement; intelligence, surveillance, and reconnaissance; and homeland security. Due to the multi-year defense spending cycle, recent increased budget authorizations in these areas are expected to favorably impact the Company’s defense electronics businesses over the next several years. Raytheon’s commercial electronics businesses leverage defense technologies in commercial markets.

Raytheon Aircraft is a leading provider of business and special mission aircraft and delivers a broad line of jet, turboprop, and piston-powered airplanes to corporate and government customers worldwide. The Company continues to see soft demand for new and used aircraft in 2003.

Defense Industry Considerations

Few recent developments have altered the defense and security environment of the United States as dramatically as the events of September 11, 2001. In response, the U.S. has committed itself to a long-term war on terrorism. Simultaneously, the U.S. must also replenish war materials consumed during operations in Afghanistan while also making progress toward Secretary Rumsfeld’s goal of military transformation. The latest U.S. Department of Defense budget reflects these three diverse objectives.

Military transformation, which had been under review prior to September 11th, is expected to gain momentum. Secretary Rumsfeld is focused on 4 pillars of transformation:

• Strengthening joint operations

• Experimenting with new approaches to warfare

• Exploiting U.S. intelligence advantages

• Developing transformational capabilities

Transformation is focused on meeting the military challenges of the future. In this new environment, the need for advanced technology and defense electronics is clear. In order to respond quickly to global threats and protect our forces in-theater, the U.S. will have to rely more heavily on intelligence and instantaneous, secure communication. At the same time, our military must also help defend the homeland against terrorist and missile attack.

The Company’s strategy is focused on meeting domestic and international customers’ needs in areas where the Company has both experience and technology discriminators. The Company’s growth strategy is focused on four strategic business areas:

• Missile Defense

• Precision Engagement

• Intelligence, Surveillance and Reconnaissance

• Homeland Security

The President has made a commitment to have a U.S. missile defense system operational by 2004. The Company has a broad array of technology and capabilities in this growing area. From the Company’s hit-to-kill weapons, to radar sensors, to space-based infrared sensors, to command and control, the Company is positioned to meet the nation’s needs.

While the Company’s position as a leader in Missile Defense is well recognized, Precision Engagement is a much broader concept. It includes the identification and tracking of targets as well as engagement and effectiveness assessment. The Company produces products across the entire engagement chain.

The Company’s innovative sensing, processing, and dissemination technologies effectively compress the information gap from hours to minutes. The Company’s Intelligence, Surveillance and Reconnaissance programs cover the full spectrum of information management, providing the ability to task, collect, process, exploit, and disseminate national and tactical target data. These abilities are crucial for warfighters to achieve information dominance throughout the entire battlespace.

In the area of Homeland Security, the Company has skills, experience, and technology in areas such as airport security; command, control, and communications; and the integration and fusion of sensory inputs for real-time decision support. This is still a new market with significant uncertainty and the ultimate customers and available funding have yet to be determined.

Unlike many major defense contractors, the Company provides electronics for a wide range of missions and platforms. The Company has several thousand programs. This reduces some of the risk and volatility often inherent in the defense industry.

The Company generally acts as a prime contractor or subcontractor on its programs. The funding of U.S. government programs is subject to Congressional authorization and appropriation. While Congress generally appropriates funds on a fiscal year basis, major defense programs are usually conducted under binding contracts over multiple years, which provides a level of continuity uncommon to many industries. The termination of funding for a U.S. government program could result in a loss of future revenues, which would have a negative effect on the Company’s financial position and results of operations. U.S. government contracts are generally subject to oversight audits and contain provisions for termination. Failure to comply with U.S. government regulations could lead to suspension or debarment from U.S. government contracting.

Sales to the U.S. government may be affected by changes in procurement policies, budget considerations, changing defense requirements, and political developments. The influence of these factors, which are largely beyond the Company’s control, could impact the Company’s operations.

Consolidated Results of Operations

Net sales were $16.8 billion in 2002, $16.0 billion in 2001, and $15.8 billion in 2000. Sales to the U.S. Department of Defense were 62 percent of sales in 2002 and 59 percent in 2001 and 2000. Total sales to the U.S. government, including foreign military sales, were 73 percent of sales in 2002, 70 percent in 2001, and 65 percent in 2000. International sales, including foreign military sales, were 21 percent of sales in 2002, 22 percent in 2001, and 20 percent in 2000.

Gross margin, net sales less cost of sales, was $3.4 billion in 2002, $2.4 billion in 2001, and $3.2 billion in 2000, or 20.3 percent of sales in 2002, 14.7 percent in 2001, and 20.3 percent in 2000. Included in gross margin in 2001 were charges of $745 million at Raytheon Aircraft, described below in Segment Results, and goodwill amortization of $334 million which was discontinued January 1, 2002 in accordance with SFAS No. 142, described below. Included in gross margin in 2000 was a $74 million favorable adjustment to restructuring-related reserves that was more than offset by unfavorable contract adjustments. Also included in gross margin in 2000 was goodwill amortization of $337 million. Excluding the Raytheon Aircraft charges and goodwill amortization, gross margin was $3.4 billion or 21.4 percent of sales in 2001. Excluding goodwill amortization, gross margin was $3.5 billion or 22.4 percent of sales in 2000. The decrease in gross margin as a percent of sales in 2002 was due to lower pension income. The decrease in gross margin as a percent of sales in 2001 was due to lower margins at Raytheon Aircraft. Included in gross margin was pension income of $89 million, $297 million, and $143 million in 2002, 2001, and 2000, respectively. Beginning in the first quarter of 2003, the Company will change the way pension expense or income is reported in the Company’s segment results, described below in Segment Reorganization.

Administrative and selling expenses were $1,199 million or 7.2 percent of sales in 2002, $1,131 million or 7.1 percent of sales in 2001, and $1,117 million or 7.1 percent of sales in 2000.

Research and development expenses were $449 million or 2.7 percent of sales in 2002, $456 million or 2.8 percent of sales in 2001, and $507 million or 3.2 percent of sales in 2000. The decrease in research and development expenses in 2002 and 2001 was due to more focused research and development efforts and new program investments made in 2000.

Operating income was $1,754 million or 10.5 percent of sales in 2002, $766 million or 4.8 percent of sales in 2001, and $1,580 million or 10.0 percent of sales in 2000. Excluding the Raytheon Aircraft charges and goodwill amortization, operating income was $1,845 million or 11.5 percent of sales in 2001. Excluding goodwill amortization,

Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

operating income was $1,917 million or 12.1 percent of sales in 2000. The changes in operating income by segment are described below in Segment Results.

Interest expense from continuing operations was $497 million in 2002, $696 million in 2001, and $761 million in 2000. In 2002 and 2001, the Company allocated $79 million and $18 million, respectively, of interest expense to discontinued operations. The Company will not allocate interest expense to discontinued operations in 2003. Total interest expense was $576 million in 2002 and $714 million in 2001. The decrease in 2002 and 2001 was due to lower average debt and lower weighted-average cost of borrowing due, in part, to the interest rate swaps entered into in 2001, described below in Capital Structure and Resources. The weighted-average cost of borrowing was 6.7 percent in 2002, 7.1 percent in 2001, and 7.3 percent in 2000.

Interest income was $27 million in 2002, $36 million in 2001, and $25 million in 2000.

Other expense, net was $210 million in 2002 versus other income, net of $18 million in 2001 and other expense, net of $12 million in 2000. Included in other expense, net in 2002 was a $175 million charge to write off the Company’s investment in Space Imaging® and accrue for a related credit facility guarantee on which the Company expects to make payment in 2003, described below in Major Affiliated Entities, and a $29 million gain on the sale of the Company’s corporate headquarters. Other income and expense also included gains and losses on divestitures and equity losses in unconsolidated subsidiaries, as described in Note S, Other Income and Expense of the Notes to Consolidated Financial Statements.

The effective tax rate was 29.7 percent in 2002, reflecting the U.S. statutory rate of 35 percent reduced by foreign sales corporation tax credits, ESOP dividend deductions, and research and development tax credits applicable to certain government contracts. The effective tax rate was 85.5 percent in 2001, reflecting the U.S. statutory rate of 35 percent reduced by foreign sales corporation tax credits, ESOP dividend deductions, and research and development tax credits applicable to certain government contracts, and increased by non-deductible amortization of goodwill. The effective tax rate was 42.7 percent in 2000, reflecting the U.S. statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, and increased by non-deductible amortization of goodwill. Excluding the effect of the Raytheon Aircraft charges and goodwill amortization, the effective tax rate was 32.9 percent in 2001. Excluding the effect of goodwill amortization, the effective tax rate was 32.7 percent in 2000. At December 31, 2002, the Company had net operating loss carryforwards of $1.2 billion that expire in 2020 through 2022 and foreign tax credit carryforwards of $87 million that expire in 2005 through 2007. The Company believes it will be able to utilize all of these carryforwards over the next 3 to 4 years.

Income from continuing operations was $755 million or $1.85 per diluted share on 408.0 million average shares outstanding in 2002, $18 million or $0.05 per diluted share on 361.3 million average shares outstanding in 2001, and $477 million or $1.40 per diluted share on 341.1 million average shares outstanding in 2000. Excluding the Raytheon Aircraft charges and goodwill amortization, income from continuing operations was $807 million or $2.23 per diluted share in 2001. Excluding goodwill amortization, income from continuing operations was $787 million or $2.31 per diluted share in 2000. The increase in average shares outstanding was due primarily to the issuance of 14,375,000 and 31,578,900 shares of common stock in May and October 2001, respectively.

The loss from discontinued operations, net of tax, described below in Discontinued Operations, was $887 million or $2.17 per diluted share in 2002, $757 million or $2.10 per diluted share in 2001, and $339 million or $0.99 per diluted share in 2000.

There was an extraordinary gain from debt repurchases of $1 million after-tax in 2002 and an extraordinary loss from debt repurchases of $16 million after-tax or $0.04 per diluted share in 2001.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. In 2002, the Company recorded a goodwill impairment charge of $360 million related to its former Aircraft Integration Systems business (AIS) as a cumulative effect of change in accounting principle. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with this impairment. Also in 2002, the Company completed its transitional review for potential goodwill impairment in accordance with SFAS No. 142, whereby the Company utilized a market multiple approach to determine the fair value of the 13 reporting units within the defense businesses and allocated goodwill to the defense businesses based upon an estimate of the fair value of the portion of a previously acquired company contribution to the new segment. The Company utilized a discounted cash flow approach to determine the fair value of the commercial business reporting units. As a result, the Company recorded a goodwill impairment charge of $185 million pretax or $149 million after-tax, which represented all of the goodwill at Raytheon Aircraft, as a cumulative effect of change in accounting principle. The Company also determined that there was no impairment of goodwill related to any of its defense businesses beyond the $360 million related to AIS. The total goodwill impairment charge in 2002 was $545 million pretax, $509 million after-tax, or $1.25 per diluted share.

The net loss was $640 million or $1.57 per diluted share in 2002 versus $755 million or $2.09 per diluted share in 2001 and net income of $138 million or $0.40 per diluted share in 2000. Excluding the Raytheon Aircraft charges and goodwill amortization, net income was $62 million or $0.17 per diluted share in 2001. Excluding goodwill amortization, net income was $481 million or $1.41 per diluted share in 2000.

Prior Period Restructuring Initiatives

The Company essentially completed all prior period restructuring initiatives in 2000 except for ongoing idle facility costs. At December 31, 2002, the accrued liability related to prior period restructuring initiatives was $4 million.

In 2002, the Company determined that the cost of certain prior period restructuring initiatives would be lower than originally planned and recorded a $4 million favorable adjustment to cost of sales, a $3 million favorable adjustment to general and administrative expenses, and a $1 million reduction in goodwill.

In 2001, the Company determined that the cost of certain prior period restructuring initiatives would be lower than originally planned and recorded an $8 million favorable adjustment to cost of sales.

In 2000, the Company determined that the cost of certain prior period restructuring initiatives would be lower than originally planned and recorded a $74 million favorable adjustment to cost of sales and an $11 million reduction in goodwill.

Segment Descriptions

Electronic Systems (ES) is the largest segment and represents the majority of the Company’s defense electronics businesses. ES focuses on missile systems including anti-ballistic missile systems; air defense; air-to-air, surface-to-air, and air-to-surface missiles; naval and maritime systems; ship self-defense systems; strike, interdiction, and cruise missiles; and advanced munitions. ES also specializes in radar, electronic warfare, infrared, laser, and GPS technologies with programs focusing on land, naval, airborne, and spaceborne systems used for surveillance, reconnaissance, targeting, navigation, commercial, and scientific applications. Some of the leading programs in ES include: the Patriot Air Defense System; the Ground-Based Radar for the THAAD system; technologies for the U.S. Missile Defense Agency; the Tomahawk Cruise Missile program; airborne radar systems for the B-2, F-14, F-15, F/A-18, AV-8B, and the next generation F-22 programs; sensors for applications such as the Global Hawk® and Predator Unmanned Aerial Vehicle Reconnaissance Systems; and advanced night vision technologies.

Command, Control, Communication and Information Systems (C3I) is involved in battle management systems; communication systems; network security software; fire control systems; high resolution space-based imaging systems; air traffic control systems; tactical radios; satellite communication ground control terminals; wide area surveillance systems;

Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

ground-based information processing systems; image processing; large scale information retrieval, processing, and distribution systems; and global broadcast systems. Some of the leading programs in C3I include: the U.S. Navy’s Cooperative Engagement Capability (CEC) program that integrates sensor information from multiple sources to provide ships, aircraft, and land-based installations an integrated air picture; the Brazilian System for the Vigilance of the Amazon (SIVAM®), which provides an integrated information network linking numerous sensors to regional and national coordination centers; and air traffic control and weather systems at airports worldwide, including the Federal Aviation Administration/Department of Defense Standard Terminal Automation Replacement System (STARS) program. Through C3I, the Company operates a trans-atlantic joint venture, Thales Raytheon Systems™ (TRS™), encompassing air defense/command and control centers, and ground-based air surveillance and weapon-locating radars.

Technical Services (TS) provides information technology services, training programs, and logistics and base operations support throughout the U.S. and other countries. TS performs complete engineering and depot-level cradle-to-grave support for the Company’s manufactured equipment and to various commercial and military customers. TS is a world leader in providing and supporting range instrumentation systems and bases worldwide for the Department of Defense. TS also provides missile range calibration services for the U.S. Air Force, trains U.S. Army personnel in battlefield tactics, and supports undersea testing and evaluation for the U.S. Navy. TS provides operations and engineering support to the Atlantic Underwater Test and Evaluation Center and range technical support and facilities maintenance at several Department of Defense facilities.

The Company’s commercial electronics businesses produce, among other things, precision optical products for defense, commercial, and telecommunications customers; gallium arsenide integrated circuits and power amplifiers for defense and wireless communications customers; thermal imaging products for the public safety, industrial, and transportation markets; navigation and communication systems for the commercial and military marine markets; and other electronic components for a wide range of applications.

Raytheon Aircraft Company (RAC) offers a broad product line of aircraft and aviation services in the general aviation market. RAC manufactures, markets, and supports business jets, turboprops, and piston-powered aircraft for the world’s commercial, regional airline, fractional ownership, and military aircraft markets. RAC’s piston-powered aircraft line includes the single-engine Beech® Bonanza® and the twin-engine Beech Baron® aircraft for business and personal flying. The King Air® turboprop series includes the Beech King Air C90B, B200, and 350. The jet line includes the Beechjet® 400A light jet, the Hawker® 800XP midsize business jet, and the Beechcraft Premier I™ entry-level business jet. A new super midsize business jet, the Hawker Horizon®, is currently in development, with anticipated certification in late 2003 or the first half of 2004, however, the Company’s primary objective is to produce a jet that meets all performance expectations and is ready to ship in 2004. RAC also supplies aircraft training systems, including the T-6A trainer selected as the next-generation trainer for the U.S. Air Force and Navy under the Joint Primary Aircraft Training System. Additionally, RAC produces special mission aircraft, including military versions of the King Air and the U-125 search-and-rescue variant of the Hawker 800. RAC also sells a 19-passenger regional airliner.

Segment Results

Net Sales (In millions)	2002	2001	2000

Electronic Systems	$9,018	$8,167	$7,657

Command, Control, Communication and Information Systems	4,140	3,770	3,419

Technical Services	2,133	2,050	1,822

Commercial Electronics	423	453	666

Aircraft	2,158	2,572	3,220

Corporate and Eliminations	(1,112)	(995)	(967)

Total	$16,760	$16,017	$15,817

Operating Income (In millions)	2002	2001	2000

Electronic Systems	$1,260	$1,111	$1,044

Command, Control, Communication and Information Systems	420	396	358

Technical Services	128	158	123

Commercial Electronics	(4)	(57)	(4)

Aircraft	(4)	(760)	159

Corporate and Eliminations	(46)	(82)	(100)

Total	$1,754	$766	$1,580

ES had 2002 sales of $9.0 billion versus $8.2 billion in 2001 and $7.7 billion in 2000. The increase in sales in 2002 was due to higher U.S. Department of Defense (DoD) expenditures. The increase in sales in 2001 was due to higher volume across most business units. Operating income was $1,260 million in 2002 versus $1,111 million in 2001 and $1,044 million in 2000. Excluding goodwill amortization, operating income was $1,302 million in 2001 and $1,237 million in 2000. The decrease in operating income in 2002 was due to lower pension income, offset by higher volume. The increase in operating income in 2001 was due to higher volume and higher pension income.

C3I had 2002 sales of $4.1 billion versus $3.8 billion in 2001 and $3.4 billion in 2000. The increase in sales in 2002 was due to higher U.S. DoD expenditures. The increase in sales in 2001 was due to higher volume in U.S. Navy, domestic air traffic control, classified, and secure network programs. Operating income was $420 million in 2002 versus $396 million in 2001 and $358 million in 2000. Included in operating income in 2002 was a charge related to a dispute on a previously terminated commercial contract and a charge related to a current contract dispute that could affect the collection of amounts due. These charges totaled $20 million. Also included was a charge of $19 million to write down receivables related to programs that ended in prior years. Excluding goodwill amortization, operating income was $496 million in 2001 and $458 million in 2000. The decrease in operating income in 2002 was due to the charges described above, cost growth on certain programs, and lower pension income, offset by higher volume. The increase in operating income in 2001 was due to higher volume and higher pension income.

TS had 2002 and 2001 sales of $2.1 billion versus $1.8 billion in 2000. The sales volume at TS remained flat in 2002 despite higher U.S. DoD expenditures due to the loss of several key programs. The increase in sales in 2001 was due to higher volume from new programs. Operating income was $128 million in 2002 versus $158 million in 2001 and $123 million in 2000. Excluding goodwill amortization, operating income was $186 million in 2001 and $152 million in 2000. The decrease in operating income in 2002 was due to a $28 million write-off of contract costs that the Company determined were unbillable. The decrease was offset by a similarly sized reserve at corporate established by the Company in the second half of 2001 to address the issue. The increase in operating income in 2001 was due to higher volume and higher pension income.

Commercial Electronics (CE) had 2002 sales of $423 million versus $453 million in 2001 and $666 million in 2000. The decrease in sales in 2002 and 2001 was due to the divestiture of the Company’s recreational marine business in January 2001 and lower

Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

volume at RF Components due to reduced industry-wide demand and pricing pressures for cellular handset components. The operating loss was $4 million in 2002 versus $57 million in 2001 and $4 million in 2000. The decrease in the operating loss in 2002 was due to the closure of certain unprofitable businesses and cost reduction actions taken. The increase in the operating loss in 2001 was due to the decline in volume. Contributing to the loss in 2000 was an $8 million restructuring charge at Raytheon Marine’s High Seas division and investments in new technology ventures, offset by a $21 million favorable settlement on a commercial training contract. Excluding goodwill amortization, CE had an operating loss of $50 million in 2001 and operating income of $4 million in 2000.

RAC had 2002 sales of $2.2 billion versus $2.6 billion in 2001 and $3.2 billion in 2000. The decrease in sales was due to lower aircraft deliveries, the divestiture of a majority interest in the Company’s fractional ownership business in March 2002, and the divestiture of a majority interest in the Company’s aviation support business in June 2001. The operating loss was $4 million in 2002 versus $760 million in 2001 and operating income of $159 million in 2000.

Included in the 2001 results was a charge of $693 million related to the Company’s commuter aircraft business. This was a result of continued weakness in the commuter aircraft market and the impact of the events of September 11, 2001 on the commuter airline industry. During the first half of 2001, the Company experienced a significant decrease in the volume of used commuter aircraft sales. An evaluation of commuter aircraft market conditions and the events of September 11, 2001 indicated that the market weakness would continue into the foreseeable future. As a result, the Company completed an analysis of the estimated fair value of the various models of commuter aircraft and reduced the book value of commuter aircraft inventory and equipment leased to others accordingly. In addition, the Company adjusted the book value of long-term receivables and established a reserve for off balance sheet receivables based on the Company’s estimate of exposures on customer financed assets due to defaults, refinancing, and remarketing of these aircraft. In 2002, the Company bought back the remaining off balance sheet receivables, described below in Off Balance Sheet Financing Arrangements. The Company also recorded a $52 million charge related to a fleet of Starship® aircraft in 2001. During the first three quarters of 2001, the Company had not sold any of these aircraft and recorded a charge to reduce the value of the aircraft to their estimated fair value.

In connection with the buyback of the off balance sheet receivables, the Company recorded the long-term receivables at estimated fair value, which included an assessment of the value of the underlying aircraft. As a result of this assessment, the Company adjusted the value of certain underlying aircraft, including both commuter and Starship aircraft, some of which were written down to scrap value. There was no net income statement impact as a result of this activity.

Excluding the 2001 charges and goodwill amortization, the operating loss was $7 million in 2001. Excluding goodwill amortization, operating income was $166 million in 2000. The decrease in the operating loss in 2002 was due to cost reductions and an $18 million favorable contract adjustment recorded in 2002, partially offset by lower pension income and lower volume. The decrease in operating income in 2001 was due to adverse sales mix and margin pressure on T-6A, Beechjet, and used aircraft due to the market environment. The Company remains concerned about the market outlook for both new and used aircraft.

Backlog at December 31 (In millions)	2002	2001	2000

Electronic Systems	$13,632	$13,423	$13,260

Command, Control, Communication and Information Systems	5,633	5,592	5,396

Technical Services	1,603	1,958	2,142

Commercial Electronics	402	467	513

Aircraft	4,396	4,165	4,398

Total	$25,666	$25,605	$25,709

U.S. government backlog included above	$18,254	$16,943	$16,650

Included in Aircraft backlog is approximately $900 million related to an order for the Hawker Horizon which, due to current market conditions and development and certification delays, could be restructured or cancelled. Also included in Aircraft backlog is approximately $850 million related to an order received from Flight Options®. If the Company consolidates Flight Options, as described below in Major Affiliated Entities, the Company would reduce its reported Aircraft backlog by approximately $850 million. In addition, in connection with the sale of a majority interest in the Company’s aviation support business in June 2001, Aircraft backlog was reduced by $228 million. Approximately $275 million of backlog was reclassified from Electronic Systems to Command, Control, Communication and Information Systems in 2001 in connection with the formation of TRS, described above.

Bookings (In millions)	2002	2001	2000

Electronic Systems	$8,986	$8,778	$8,912

Command, Control, Communication and Information Systems	4,335	3,744	4,036

Technical Services	1,339	1,250	1,586

Commercial Electronics	240	331	615

Aircraft	2,409	2,567	3,336

Total	$17,309	$16,670	$18,485

Significant bookings in 2002 included the U.S. Navy’s contract award for the DD(X) program of $1.1 billion at ES and the National Polar-orbiting Operational Environmental Satellite System of $900 million at C3I. The decrease in bookings in 2001 was due to the impact of divestitures as well as several large bookings with extended periods of performance at C3I and TS in 1999. In addition, the Company’s commercial businesses have been affected by softening market conditions, resulting in declining orders.

Segment Reorganization

Effective January 1, 2003, the Company will begin reporting its government and defense businesses in six segments. In addition, the Company’s Commercial Electronics businesses have been reassigned to the new government and defense businesses. The Company’s Aircraft segment will continue to be reported separately. Accordingly, beginning in the first quarter of 2003, the Company will report its financial results in the following segments: IDS, IIS, MS, NCS, SAS, TS, and RAC.

Integrated Defense Systems (IDS) provides integrated air and missile defense and naval and maritime war-fighting systems and modeling and simulation capabilities.

Intelligence and Information Systems (IIS) provides signal and image processing, geospatial intelligence, airborne and spaceborne command and control, ground engineering support, and weather and environmental management.

Missile Systems (MS) provides air-to-air, precision strike, surface Navy air defense, land combat missiles, guided projectiles, kinetic kill vehicles, and directed energy weapons.

Network Centric Systems (NCS) provides network centric solutions to integrate sensors, communications, and command and control to manage the battlespace.

Space and Airborne Systems (SAS) provides electro-optical/infrared sensors, airborne radars, solid state high energy lasers, precision guidance systems, electronic warfare systems, and space-qualified systems for civil and military applications.

Technical Services (TS) provides technical, scientific, and professional services for defense, federal, and commercial customers worldwide.

Raytheon Aircraft Company (RAC) manufactures, markets, and supports business jets, turboprops, and piston-powered aircraft for the world’s commercial, regional airline, fractional ownership, and military aircraft markets.

Also beginning in the first quarter of 2003, the Company will change the way pension expense or income is reported in the Company’s segment results. Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans,

Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

which are determined by other factors. A major factor for determining pension funding requirements are Cost Accounting Standards (CAS) that proscribe the allocation to and recovery of pension costs on U.S. government contracts. The Company will report the difference between SFAS No. 87 (FAS) pension expense or income and CAS pension expense as a separate line item in the Company’s segment results called FAS/CAS Income Adjustment. The Company’s individual segment results will now only include pension expense as determined under CAS, which can generally be recovered through the pricing of products and services to the U.S. government. Previously, the Company’s individual segment results included FAS pension expense or income, which consisted of CAS pension expense and an adjustment to reconcile CAS pension expense to FAS pension expense or income.

The following information reflects the Company’s segment results during 2002 and 2001 in the realigned structure. In addition, the individual segment results below include pension expense determined under CAS.

Net Sales (In millions)	2002	2001

Integrated Defense Systems	$2,366	$2,265

Intelligence and Information Systems	1,887	1,736

Missile Systems	3,038	2,901

Network Centric Systems	3,091	2,865

Space and Airborne Systems	3,243	2,738

Technical Services	2,133	2,050

Aircraft	2,158	2,572

Corporate and Eliminations	(1,156)	(1,110)

Total	$16,760	$16,017

Operating Income (In millions)	2002	2001

Integrated Defense Systems	$289	$238

Intelligence and Information Systems	180	139

Missile Systems	374	257

Network Centric Systems	278	246

Space and Airborne Systems	428	339

Technical Services	116	123

Aircraft	(51)	(822)

FAS/CAS Income Adjustment	210	386

Corporate and Eliminations	(70)	(140)

Total	$1,754	$766

Operating Cash Flow (In millions)	2002	2001

Integrated Defense Systems	$194	$127

Intelligence and Information Systems	121	43

Missile Systems	176	293

Network Centric Systems	88	59

Space and Airborne Systems	153	215

Technical Services	174	(57)

Aircraft	(50)	(457)

Corporate	783	(44)

Total	$1,639	$179

Operating cash flow, as defined by the Company to evaluate cash flow performance by the segments, includes capital expenditures and expenditures for internal use software. Corporate operating cash flow includes the difference between amounts charged to the segments for interest and taxes on an intercompany basis and the amounts actually paid by the Company.

Capital Expenditures (In millions)	2002	2001

Integrated Defense Systems	$75	$89

Intelligence and Information Systems	30	49

Missile Systems	46	37

Network Centric Systems	79	73

Space and Airborne Systems	123	109

Technical Services	21	4

Aircraft	84	100

Total	$458	$461

Depreciation and Amortization (In millions)	2002	2001

Integrated Defense Systems	$44	$64

Intelligence and Information Systems	28	66

Missile Systems	46	148

Network Centric Systems	60	126

Space and Airborne Systems	69	126

Technical Services	13	37

Aircraft	104	110

Total	$364	$677

Identifiable Assets at December 31 (In millions)	2002	2001

Integrated Defense Systems	$1,612	$1,706

Intelligence and Information Systems	1,926	1,916

Missile Systems	4,429	4,412

Network Centric Systems	3,914	3,904

Space and Airborne Systems	3,875	3,848

Technical Services	1,372	1,503

Aircraft	3,891	3,273

Corporate	2,852	4,568

Total	$23,871	$25,130

Intersegment sales in 2002 and 2001, respectively, were $102 million and $106 million for Integrated Defense Systems, $35 million and $26 million for Intelligence and Information Systems, $219 million and $226 million for Network Centric Systems, $299 million and $324 million for Space and Airborne Systems, $593 million and $545 million for Technical Services, and $4 million and $4 million for Aircraft.

Discontinued Operations

In 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. There was no pretax gain or loss on the sale of AIS, however, due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $212 million, resulting in a $212 million after-tax loss on the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet® (BBJ) program. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet®. At December 31, 2002, the balance of these retained assets was $64 million. Schedule delays, cost growth, and other variables could continue to have a negative effect on these retained assets. The timing and amount of net realizable value of these retained assets are uncertain and subject to a number of unpredictable market forces.

In 2002, the Company recorded charges related to AIS of $66 million, which included a $23 million write-down of a BBJ-related aircraft owned by the Company, a $28 million charge for cost growth on one of the two BBJ aircraft not yet delivered, and a $10 million

Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

charge to write down other BBJ-related assets to net realizable value, offset by a $13 million gain resulting from the finalization of the 1999 claim, described above. The write-down of the BBJ-related aircraft resulted from the Company’s decision to market this aircraft unfinished due to the current environment of declining prices for BBJ-related aircraft. The Company was previously marketing this aircraft as a customized executive BBJ. The write-down of other BBJ-related assets reflects the difficulty the Company has been experiencing in liquidating these assets.

In 2002, the pretax loss from discontinued operations related to AIS was $47 million. In 2001 and 2000, pretax income from discontinued operations related to AIS was $5 million and $40 million, respectively.

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group™ International, Inc. (WGI) for $73 million in cash plus assumption of debt and other obligations. At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and parent guarantees of performance and payment (the “Support Agreements”) on many long-term construction contracts and certain leases. The Support Agreements were provided to customers at the time of contract award as security to the customers for the underlying contract obligations. Often, the total security was capped at the value of the contract price to secure full performance, including, in some cases, the payment of liquidated damages available under the contract. At December 31, 2002, the maximum exposure on outstanding Support Agreements for which there were stated values was $367 million for letters of credit, $344 million for performance bonds, and $25 million for parent guarantees. Of these amounts, $49 million of letters of credit and $258 million of performance bonds relate to projects assumed by WGI in its bankruptcy, as described below. There are additional guarantees of project performance for which there is no stated maximum value that also remain outstanding. Of the guarantees that have no maximum stated value, many relate to contract obligations that, by their terms, include caps on liability for certain types of obligations, and all of the underlying projects have substantially completed construction and are in the punchlist, warranty, commercial closeout, and claims resolution phase, except the two Massachusetts construction projects, described below. Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

In connection with the sale of RE&C, the Company was entitled to the financial rewards of certain claims, equity investments, and receivables totaling $159 million that were sold to WGI. In addition, the Company was obligated to indemnify WGI against certain obligations and liabilities totaling $88 million. As a result of WGI’s bankruptcy filing, described below, the realization of these various assets through WGI was no longer probable, however, the obligations and liabilities could be set off against the assets pursuant to the terms of the purchase and sale agreement. In 2001, the Company recorded a charge of $71 million to write off these assets and liabilities.

In March 2001, WGI abandoned two Massachusetts construction projects, triggering the Company’s guarantees to the customer. The Company honored the guarantees and commenced work on these projects. Construction and start-up activities continue on the two projects—the Mystic Station plant and the Fore River plant. Pursuant to the construction contract, since the Mystic Station plant had not achieved performance test completion by January 14, 2003, the Company made payments totaling $68 million, which pre-funded the delay and performance liquidated damages to the maximum amount specified by the construction contract. Also pursuant to the construction contract, the customer has taken the position that a similar missed deadline occurred on February 24, 2003 for the Fore River plant and that a payment of $67 million was required from the Company on that date to pre-fund the delay and performance liquidated damages to the maximum amount specified by the construction contract. The Company believes that this February 24, 2003 deadline was incorrect and should have been extended as a result of changes for which the Company is entitled to change orders, an issue that is now being arbitrated between the Company and the customer. Accordingly, the Company did not make the requested payment to the customer on that date and has informed the customer that the deadline and requested payment are in dispute. As a result, the customer drew down on certain letters of credit totaling $27 million that had been posted by the Company as contract performance security. A resolution of the current dispute between the Company and the customer over the contract deadline and the applicable liquidated damages is dependent upon the outcome of the pending arbitration, which should be concluded later this year. In addition, risks remain in completing the two projects, including costs associated with the possibility of further delays, labor productivity, and the successful completion of required performance tests on the two projects. In 2002, the Company recorded a charge of $796 million resulting from an increase in the estimated cost to complete (ETC) for the two projects. The Company had previously recorded a charge of $814 million in 2001. The cost increases have resulted from declining productivity, schedule delays, misestimates of field engineered materials, and unbudgeted hours worked on the two projects. The Company expects to complete construction and performance testing on the two projects and turn them over to the customer during the second quarter of 2003.

In May 2001, WGI filed for bankruptcy protection. In the course of the bankruptcy proceeding, WGI rejected some ongoing construction contracts and assumed others. In January 2002, WGI emerged from bankruptcy and as part of that process, the stock purchase agreement between WGI and the Company was terminated and WGI and the Company entered into a settlement agreement that provided, among other things, that WGI take reasonable actions to protect the Company against future exposure under Support Agreements related to contracts assumed by WGI and that WGI reimburse the Company for any associated costs incurred. For those contracts rejected by WGI, the Company’s obligations depend on the extent to which the Company has any outstanding Support Agreements. The contracts rejected by WGI included four large fixed price international turnkey projects that were close to completion. Construction has been completed on these projects and they are now in the commercial closeout and claims resolution phase. The Company recorded a charge of $18 million in 2002 related to warranty and start-up costs associated with the last project to be completed. In 2001, the Company recorded a charge of $54 million related to these projects.

The contracts rejected by WGI also included two large construction projects that have been provisionally accepted by the customer (Red Oak and Ilijan) on which the Company had Support Agreements. In 2002, the Company recorded a charge of $14 million related to final reliability testing and punch list items. The Company also recorded a charge of $21 million resulting from a contract adjustment on one of these projects due to turbine-related delays. In 2001, the Company recorded a charge of $156 million related to these and the other WGI construction projects on which the Company has Support Agreements. Risks and exposures on the contracts rejected by WGI include equipment and subcontractor performance, punch list and warranty closeout and performance, schedule and performance liquidated damages, final resolution of contract closeout issues, collection of amounts due under the contracts, potential adverse claims resolution including possible subcontractor claims, lease exposures, availability guarantees, surety bonds, and warranties. For the contracts assumed by WGI, the Company’s obligations under existing Support Agreements would arise if WGI does not meet the obligations that it has assumed. Risks on the contracts assumed by WGI that are subject to Support Agreements relate to non-performance or defaults by WGI.

The Company’s cost estimates for construction projects are heavily dependent upon third parties, including WGI, and their ability to perform construction management and other tasks that require industry expertise the Company no longer possesses. In addition, there are risks that the ultimate costs to complete and close out the projects will increase beyond the Company’s current estimates due to factors such as labor productivity and availability of labor, the nature and complexity of the work to be performed, the impact of change orders, the recoverability of claims included in the ETC, and the outcome of defending claims asserted against the Company. There also are claims asserted against the Company by vendors, subcontractors, and other project participants that are not beneficiaries of the Support Agreements. A significant change in an estimate on one or more of the projects could have a material adverse effect on the Company’s financial position or results of operations.

In 2002, the Company allocated $79 million of interest expense to RE&C versus $18 million in 2001. Interest expense was allocated to RE&C based upon actual cash outflows since the date of disposition. The Company will not allocate interest expense to RE&C in

Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

2003. In 2002, the Company recorded charges of $38 million for legal, management, and other costs versus $30 million in 2001.

In 2002, 2001, and 2000, the pretax loss from discontinued operations related to RE&C was $966 million, $1,143 million, and $513 million, respectively.

Net cash used in operating activities from discontinued operations related to RE&C was $1,129 million in 2002 versus $635 million in 2001 and $100 million in 2000. The Company expects its operating cash flow to be negatively affected by approximately $300 million to $375 million in 2003 which includes project completion, legal, and management costs related to RE&C. Further increases in project costs may increase the estimated operating cash outflow for RE&C in 2003.

Financial Condition and Liquidity

Net cash provided by operating activities in 2002 was $1,039 million versus $193 million in 2001 and $980 million in 2000. Net cash provided by operating activities from continuing operations was $2,235 million in 2002 versus $789 million in 2001 and $1,009 million in 2000. The increase in net cash provided by operating activities from continuing operations in 2002 was due to better working capital management at the defense businesses, better inventory management at Raytheon Aircraft, a $156 million tax refund received as a result of the Job Creation and Worker Assistance Act of 2002, and $95 million received from the closeout of the Company’s interest rate swaps, described below in Capital Structure and Resources. The decrease in net cash provided by operating activities from continuing operations in 2001 was due to an increase in used aircraft inventory at Raytheon Aircraft resulting from lower demand for new and used aircraft, advance payments received in 2000, and accelerated collections on several large programs in 2000.

Net cash used in investing activities was $719 million in 2002 versus $47 million in 2001 and $213 million in 2000. The Company provides long-term financing to its aircraft customers and maintained a program under which it sold general aviation and commuter aircraft long-term receivables under a receivables purchase facility, described below in Off Balance Sheet Financing Arrangements. Origination of financing receivables was $431 million in 2002, $663 million in 2001, and $969 million in 2000. Sale of financing receivables was $263 million in 2002, $696 million in 2001, and $1,034 million in 2000. Repurchase of financing receivables was $347 million in 2002, $329 million in 2001, and $258 million in 2000. Since the receivables purchase facility no longer provided any real economic benefit, the Company bought out the receivables that remained in the facility in 2002 for $1,029 million, eliminating the cost of maintaining it, and brought the related assets onto the Company’s books.

Capital expenditures were $458 million in 2002, $461 million in 2001, and $421 million in 2000. Capital expenditures in 2003 are expected to approximate $500 million. Proceeds from sales of property, plant, and equipment were $11 million in 2002, $9 million in 2001, and $40 million in 2000. Expenditures for internal use software were $138 million in 2002, $149 million in 2001, and $110 million in 2000. Expenditures for internal use software in 2003 are expected to approximate $95 million as the Company continues to convert significant portions of its existing financial systems to a new integrated financial package.

Proceeds from the sale of operating units and investments were $1,166 million in 2002 versus $266 million in 2001, and $403 million in 2000. In 2002, the Company sold its AIS business for $1,123 million, described above in Discontinued Operations, and an investment for $43 million, described below in Major Affiliated Entities.

In 2001, the Company sold a majority interest in its aviation support business for $154 million, its recreational marine business for $100 million, and other investments for $12 million. Total sales and operating income related to these divested businesses were $248 million and $13 million, respectively, in 2001.

In 2000, The Company sold its RE&C business for $73 million, described above in Discontinued Operations. The Company also sold its flight simulation business for $160 million, its optical systems business for $153 million, and other non-core business operations for $17 million. Total sales and operating income related to these divested businesses (excluding RE&C) were $166 million and $2 million, respectively, in 2000.

In October 2001, the Company and Hughes® Electronics Corporation agreed to a settlement regarding the purchase price adjustment related to the Company’s 1997 merger with Hughes Defense. Under the terms of the agreement, Hughes Electronics agreed to reimburse the Company approximately $635 million of its purchase price, with $500 million received in 2001 and the balance received in 2002. The settlement resulted in a $555 million reduction in goodwill. The $135 million receivable was included in prepaid expenses and other current assets at December 31, 2001.

Net cash used in financing activities was $990 million in 2002 versus net cash provided of $197 million in 2001 and net cash used of $126 million in 2000. Dividends paid to stockholders were $321 million in 2002, $281 million in 2001, and $272 million in 2000. The quarterly dividend rate was $0.20 per share for each of the four quarters of 2002, 2001, and 2000.

Capital Structure and Resources

Total debt was $7.4 billion at December 31, 2002 and $8.2 billion at December 31, 2001. Cash and cash equivalents were $544 million at December 31, 2002 and $1,214 million at December 31, 2001. The Company’s outstanding debt has interest rates ranging from 4.5% to 8.3% and matures at various dates through 2028. Total debt as a percentage of total capital was 43.3 percent and 40.2 percent at December 31, 2002 and 2001, respectively.

In 2002, the Company issued $575 million of long-term debt to reduce the amounts outstanding under the Company’s lines of credit. Also in 2002, the Company repurchased debt with a par value of $96 million. In addition, the Company eliminated its $1.4 billion receivables purchase facility in 2002, described below in Off Balance Sheet Financing Arrangements. The Company has on file a shelf registration with the Securities and Exchange Commission registering the issuance of up to $2.4 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts.

In 2001, the Company entered into various interest rate swaps that corresponded to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. The $1.2 billion notional value of the interest rate swaps effectively converted approximately 15 percent of the Company’s total debt to variable rate debt. In 2002, the Company closed out these interest rate swaps in order to reduce market rate risk. The Company received proceeds of $95 million in 2002 for the fair value of the swaps. The $95 million of value will be amortized over the remaining life of the corresponding debt as a reduction to interest expense. Also in 2001, the Company repurchased long-term debt with a par value of $1,375 million.

In 2000, the Company issued $2.25 billion of long-term debt to repay outstanding short-term debt, extending the maturity of the Company’s debt obligations.

Also in 2000, the Company issued $350 million of floating rate notes due in 2001 to partially refinance $500 million of long-term debt that matured in 2000.

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, to be at least 2.5 times net interest expense for the prior four quarters. In July 2002, the covenant was amended to exclude charges of $450 million related to discontinued operations. The Company was in compliance with the interest coverage ratio covenant, as amended, during 2002 and expects to continue to be in compliance throughout 2003.

Credit ratings for the Company were assigned by Fitch’s at F3 for short-term borrowing and BBB- for senior debt, by Moody’s at P-3 for short-term borrowing and Baa3 for senior debt, and by Standard and Poor’s at A-3 for short-term borrowing and BBB- for senior debt.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.85 billion at December 31, 2002, consisting of $1.55 billion which matures in November 2003, and $1.3 billion which matures in 2006. The lines of credit were $2.4 billion at December 31, 2001. There were no borrowings under the lines of credit at December 31, 2002, however, the Company had $306 million of outstanding letters of credit which reduced the Company’s borrowing capacity under the lines of credit to $2.5 billion. There was $140 million outstanding under the lines of credit at December 31, 2001. Credit lines with banks are also maintained by certain foreign subsidiaries to provide them with a limited amount of short-term liquidity. These lines of credit were $79 million and $129 million at December 31, 2002 and 2001,

Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

respectively. There was $1 million and $26 million outstanding under these lines of credit at December 31, 2002 and 2001, respectively. In addition, the Company maintains other credit and synthetic lease facilities, described below in Off Balance Sheet Financing Arrangements.

In May 2001, the Company issued 17,250,000, 8.25% equity security units for $50 per unit totaling $837 million, net of offering costs of $26 million. The net proceeds of the offering were used to reduce debt and for general corporate purposes. Each equity security unit consists of a contract to purchase shares of the Company’s common stock on May 15, 2004, which will result in cash proceeds to the Company of $863 million, and a mandatorily redeemable equity security, with a stated liquidation amount of $50, due on May 15, 2006, which will require a cash payment by the Company of $863 million. The contract obligates the holder to purchase, for $50, shares of common stock equal to the settlement rate. The settlement rate is equal to $50 divided by the average market value of the Company’s common stock at that time. The settlement rate cannot be greater than 1.8182 or less than 1.4903 shares of common stock per purchase contract. Using the treasury stock method, there is no effect on the computation of shares for diluted earnings per share if the average market value of the Company’s common stock is between $27.50 and $33.55 per share. For example, if the Company’s average stock price during the period was $40 per share, the diluted shares outstanding would increase by 4.1 million shares or one percent of total shares outstanding at December 31, 2002. At an average stock price of $45 per share, the diluted shares outstanding would increase by 6.5 million shares, or two percent. During 2002, the average market value of the Company’s common stock was $35.41 per share, therefore, the Company included 1.4 million shares in its computation of shares for diluted earnings per share.

In May 2001, the Company issued 14,375,000 shares of common stock for $27.50 per share. In October 2001, the Company issued 31,578,900 shares of common stock for $33.25 per share. The proceeds of the offerings were $1,388 million, net of $56 million of offering costs, and were used to reduce debt and for general corporate purposes.

In 2001, the Company eliminated its dual class capital structure and reclassified its Class A and Class B common stock into a single new class of common stock. The Company also effected a 20-for-1 reverse-forward stock split that resulted in holders of fewer than 20 shares of common stock being cashed out of their holdings.

The Company’s need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. Cash and cash equivalents, cash flow from operations, proceeds from divestitures, and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure, and debt service requirements during the next twelve months.

Major Affiliated Entities

Investments, which are included in other assets, consisted of the following at December 31:

(In millions)	Ownership%	2002	2001

Equity method investments

TRS	50.0	$59	$18

HRL®	33.3	29	28

HAL	49.0	13	7

Indra™	49.0	12	12

Raytheon Aerospace™	25.9	5	—

TelASIC™	22.8	2	—

Flight Options	49.9	—	—

Space Imaging	30.9	—	48

Raytheon España	—	—	38

		120	151

Other investments

Alliance Laundry Systems		19	19

Other		15	11

		34	30

Total		$154	$181

In 1995, through the acquisition of E-Systems®, Inc., the Company invested in Space Imaging and currently has a 31 percent equity investment in Space Imaging LLC. Since 1996, the Company has guaranteed a portion of Space Imaging’s debt and currently guarantees 50 percent of a $300 million Space Imaging credit facility that matures in March 2003. There were $277 million of Space Imaging borrowings outstanding under this facility at December 31, 2002. In 2002, the Company recorded a $175 million charge to write-off the Company’s investment in Space Imaging and accrue for the credit facility guarantee on which the Company expects to make payment in 2003. The charge was a result of the Company’s and Space Imaging’s other major investor’s decision not to provide additional funding at this time, whereby the Company does not believe that Space Imaging will be able to repay amounts outstanding under the credit facility.

To date, Space Imaging has purchased a significant amount of equipment from its major investors, including the Company. The Company’s outstanding receivables due from Space Imaging totaled $28 million at December 31, 2002. Space Imaging is pursuing its business plan, including assessments relative to future investment in a replacement satellite system and related funding requirements. Space Imaging was recently successful in obtaining certain long-term commitments from the U.S. government for purchases of commercial satellite imagery. In order to fund future replacement satellites, Space Imaging will likely need, but has not yet been able to obtain, commitments for additional funding. In light of current market conditions and those uncertainties, there can be no assurance that Space Imaging will be successful in attracting additional funding.

In 2002, the Company formed a joint venture with Flight Options, Inc. whereby the Company contributed its Raytheon Travel Air® fractional ownership business and loaned the new entity $20 million. The Company’s investment in and other assets related to the joint venture totaled $107 million at December 31, 2002, which includes equity losses the Company has recorded since the formation of the joint venture. There was approximately $59 million of collateral value underlying amounts due from Flight Options at December 31, 2002. In addition, there was approximately $88 million of additional transaction-related receivables that the Company recorded at zero due to the uncertainty of the ultimate realization of those amounts, due to the fact that the new entity, Flight Options LLC (FO), has been unprofitable to date and has not been generating adequate cash flow to finance current operations. Given these operating results, the Company has loaned FO an additional $10 million since December 31, 2002.

FO had been pursuing additional equity financing, but was not successful in that regard. As a result, the Company offered to exchange the FO debt it currently holds for additional equity in the joint venture, restructure other debt, and invest additional funds for additional equity. If this restructuring is completed, the Company will be responsible for FO’s operations, own a majority of FO’s stock, and consolidate FO’s results in the Company’s financial statements. Negotiations related to the restructuring are ongoing. If the Company consolidates Flight Options, it is not expected to have a material effect on the Company’s financial position or results of operations, although the Company would reduce its reported Aircraft backlog by approximately $850 million related to an order received from Flight Options in 2002. In addition, the Company’s reported revenue, operating income, and other expense would change as a result of the consolidation of Flight Options’ results. Flight Options’ customers, in certain instances, have the contractual ability to require Flight Options to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was approximately $530 million at December 31, 2002.

In 2002, the Company sold its investment in Raytheon España for $43 million and recorded a gain of $4 million. Also in 2002, the Company agreed to provide $30 million of financing to JT3, L.L.C., a joint venture formed by the Company to provide range support to the U.S. Air Force and U.S. Navy, under which $21 million was outstanding at December 31, 2002. This financing is collateralized by JT3’s customer receivables.

In 2001, the Company formed a joint venture, Thales Raytheon Systems (TRS), that has two major operating subsidiaries, one of which the Company controls and consolidates. In addition, the Company has entered into joint ventures formed specifically to facilitate a teaming arrangement between two contractors for the benefit of the customer, generally the U.S. government, whereby the Company receives a subcontract from the joint

Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

venture in its capacity as prime contractor. Accordingly, the Company records the work it performs for the joint venture as operating activity. Certain joint ventures are not included in the table above as the Company’s investment in these entities is less than $1 million.

In 2001, the Company sold a majority interest in its aviation support business (Raytheon Aerospace) and retained $66 million in preferred and common equity in the business. The $66 million represents a 26 percent stake and was recorded at zero because the new entity is highly-leveraged. This initial investment will remain at zero until the new entity generates enough cash flow to show that the new entity will be able to liquidate the Company’s investment after satisfying its third party debt service payments. The $5 million investment balance noted above represents equity income the Company has recorded since the date of disposition.

The Company also has a 20 percent equity investment in Exostar™ LLC. Due to equity method losses recorded since formation, substantially all of the Company’s investment in Exostar has been written off.

In 1998, the Company sold its commercial laundry business unit to Alliance Laundry Systems for $315 million in cash and $19 million in securities.

Commitments and Contingencies

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company. Individually and in the aggregate, these investigations are not expected to have a material adverse effect on the Company’s financial position or results of operations.

In 2002, the Company received service of a grand jury subpoena issued by the United States District Court for the District of California. The subpoena seeks documents related to the activities of an international sales representative engaged by the Company related to a foreign military sales contract in Korea in the late 1990s. The Company has in place appropriate compliance policies and procedures, and believes its conduct has been consistent with those policies and procedures. The Company is cooperating fully with the investigation.

The Company continues to cooperate with the staff of the Securities and Exchange Commission (SEC) on an investigation related to the Company’s accounting practices primarily related to the commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft from 1997 to 2001. The Company has been providing documents and information to the SEC staff. The Company is unable to predict the outcome of the investigation or any action that the SEC might take.

In late 1999, the Company and two of its officers were named as defendants in several class action lawsuits which were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants (the “Consolidated Complaint”). The Consolidated Complaint principally alleges that the defendants violated federal securities laws by making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the class period of October 7, 1998 through October 12, 1999. In March 2002, the court certified the class of plaintiffs as those people who purchased the Company’s stock between October 7, 1998 and October 12, 1999. In September 2000, the Company and the individual defendants filed a motion to dismiss, which the plaintiffs opposed. The court heard arguments on the motion in February 2001. In August 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. Discovery is proceeding on the two circumstances that remain the subject of claims.

In 1999 and 2000, the Company was also named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits. The derivative complaints contain allegations similar to those included in the Consolidated Complaint and further allege that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. In December 2001, the Company and the individual defendants filed a motion to dismiss one of the derivative lawsuits. These actions have since been consolidated, and the plaintiffs have filed a consolidated amended complaint. The defendants have advised the court that they intend to file a motion to dismiss the consolidated amended complaint.

In June 2001, a purported class action lawsuit was filed on behalf of all purchasers of common stock or senior notes of WGI during the class period of April 17, 2000 through March 1, 2001 (the “WGI Complaint”). The plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed in October 2001 alleging similar claims. The Company and the individual defendants filed a motion seeking to dismiss the action in November 2001. In April 2002, the motion to dismiss was denied. The defendants have filed their answer to the amended complaint and discovery is proceeding.

In July 2001, the Company was named as a nominal defendant and all of its directors at the time have been named as defendants in two identical purported derivative lawsuits. The derivative complaints contain allegations similar to those included in the WGI Complaint and further allege that the individual defendants breached fiduciary duties to the Company and failed to maintain systems necessary for prudent management and control of the Company’s operations. In December 2001, the Company and the individual defendants filed a motion to dismiss one of the derivative lawsuits.

Also in July 2001, the Company was named as a nominal defendant and members of its Board of Directors and several current and former officers have been named as defendants in another purported shareholder derivative action which contains allegations similar to those included in the WGI Complaint and further alleges that the individual defendants breached fiduciary duties to the Company and failed to maintain systems necessary for prudent management and control of the Company’s operations. In June 2002, the defendants filed a motion to dismiss the complaint. In September 2002, the plaintiff agreed to voluntarily dismiss this action without prejudice so that it can be re-filed in another jurisdiction.

Although the Company believes that it and the other defendants have meritorious defenses to each and all of the aforementioned class action and derivative complaints and intends to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company’s financial position or results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $143 million. On a discounted basis, the Company estimates the liability to be $92 million before U.S. government recovery and has accrued this amount at December 31, 2002. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $49 million at December 31, 2002 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

In 1997, the Company provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank debt through 2015 related to the Brazilian government’s System for the Vigilance of the Amazon (SIVAM) program.

The following is a schedule of the Company’s contractual obligations outstanding at December 31, 2002:

(In millions)	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years

Debt	$7,433	$1,153	$1,129	$1,943	$3,208

Interest payments	3,752	476	835	605	1,836

Operating leases	1,498	421	422	306	349

IT outsourcing	458	66	135	128	129

Synthetic lease obligations	138	138	—	—	—

Equity security units (ESU)	—	—	(863)	863	—

ESU distributions	227	71	126	30	—

Total	$13,506	$2,325	$1,784	$3,875	$5,522

Interest payments include interest on debt that is redeemable at the option of the Company.

The following is a schedule of the Company’s other potential commitments outstanding at December 31, 2002:

(In millions)	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years

Letters of credit	$860	$502	$267	$58	$33

Debt guarantees	283	150	—	—	133

Discontinued operations	736	192	120	54	370

Letters of credit are issued by banks and insurance companies on the Company’s behalf to meet various bid, performance, warranty, retention, and advance payment obligations primarily related to defense customers. Debt guarantees consist of the Space Imaging loan facility guarantee of $150 million and the SIVAM guarantee of $133 million, described above. Discontinued operations consist of letters of credit, performance bonds, and parent guarantees of performance and payment on certain long-term construction contracts, described above in Discontinued Operations, however, additional guarantees of project performance for which there is no maximum stated value also remain outstanding.

Off Balance Sheet Financing Arrangements

The following amounts were outstanding under the Company’s off balance sheet receivables facilities at December 31:

(In millions)	2002	2001	2000

Aircraft Receivables Facility	$1	$1,448	$1,755

Government Receivables Facility	—	—	25

Total	$1	$1,448	$1,780

The Company provides long-term financing to its aircraft customers and maintained a program under which an indirect subsidiary of the Company sold general aviation and commuter aircraft long-term receivables to Raytheon Aircraft Receivables Corporation (RARC), a special purpose entity. RARC sold undivided interests in the receivables to a bank syndicate and other financial institutions that purchased these interests for cash under a receivables purchase facility (the “Aircraft Receivables Facility”). The purchasers had a first priority claim on all proceeds, including the underlying aircraft and any insurance proceeds, and had recourse against the Company, at varying percentages, depending upon the character of the receivables sold. Since the Aircraft Receivables facility no longer provided any real economic benefit, the Company bought out the receivables that remained in this facility in 2002, eliminating the cost of maintaining it, and brought the related assets onto the Company’s books. The $1 million balance in this facility at December 31, 2002 represented a remaining security interest in certain aircraft whose title had not yet been transferred back to the Company.

In 1998, the Company entered into a $490 million property sale and five-year operating lease (synthetic lease) facility. Under this lease facility property, plant, and equipment was sold and leased back in order to diversify the Company’s sources of funding and extend the term of a portion of the Company’s financing obligations. In 2003, the Company is required to buy back the assets remaining in the lease facility for $138 million. Remaining lease payments under the lease facility at December 31, 2002 total $28 million in 2003.

Critical Accounting Policies

The Company has identified the following accounting policies that require significant judgment. The Company believes its judgments related to these accounting policies are appropriate.

Sales under long-term contracts are recorded under the percentage of completion method. Costs and estimated gross margins are recorded as sales as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs and funding. Cost estimates include direct and indirect costs such as labor, material, warranty, and overhead. Some contracts contain incentive provisions based upon performance in relation to established targets which are recognized in the contract estimates when deemed realizable. Contract change orders and claims are included in sales when they can be reliably estimated and realization is probable. Due to the long-term nature of many of the Company’s programs, developing the estimates of costs and funding often requires significant judgment. Factors that must be considered in estimating the work to be completed and ultimate contract recovery include labor productivity and availability of labor, the nature and complexity of the work to be performed, the impact of change orders, availability of materials, the impact of delayed performance, availability and timing of funding from the customer, and the recoverability of claims included in any estimate to complete. In 2002, 2001, and 2000, operating income as a percent of net sales for the Company’s defense businesses did not vary by more than 0.5 percent. If the aggregate combined cost estimates for all of the contracts in the Company’s defense businesses had been higher or lower by 0.5 percent in 2002, the Company’s operating income would have changed by approximately $50 million to $75 million.

As described above in Discontinued Operations, the Company’s cost estimates for construction projects are heavily dependent upon third parties and their ability to perform construction management and other tasks that require industry expertise the Company no longer possesses. Identified risks related to the two Massachusetts construction projects, also described above in Discontinued Operations, include the possibility of further delays, reduced labor productivity, and the timely successful completion of required performance tests on the two projects. Historically, the Company has experienced problems associated with these identified risks. The current schedule calls for the successful completion of the performance tests at the Mystic Station plant in April and May 2003 and the Fore River plant in May 2003. If the Company is unable to meet these dates, the costs on these projects could increase materially. The current estimate also assumes the recovery of pre-funded liquidated damages totaling $48 million related to these two projects. While the Company expects to recover these pre-funded liquidated damages from the customer, failure to do so would require an additional charge equal to the amount of pre-funded liquidated damages the Company is unable to recover.

The Company uses lot accounting for new aircraft introductions. Lot accounting involves selecting an initial lot size at the time a new aircraft begins to ship and measuring an average cost over the entire lot for each aircraft sold. The costs attributed to aircraft delivered are based on the estimated average cost of all aircraft expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. Once production costs stabilize, which is expected by the time the initial lot has been completed, the use of lot accounting is discontinued. The selection of lot size is a critical judgment. The Company determines lot size based on several factors, including the size of firm backlog, the expected annual production on the aircraft, and experience on

Management’s Discussion and Analysis of Financial Condition and Results of Operations continued

similar new aircraft. The size of the initial lot for the Beechcraft Premier I, the only aircraft the Company is currently utilizing lot accounting for, is 200 units. The estimated average cost of the aircraft is reviewed and reassessed quarterly and changes in estimates are recognized over future deliveries remaining in the lot, however, the Company is not currently recording profit on aircraft sales in the initial lot. A 5 percent increase in the estimated cost to produce the aircraft would reduce the Company’s operating income by approximately $50 million.

The valuation of used aircraft in inventories, which are stated at the lower of cost or market, requires significant judgment. As part of its assessment of fair value, the Company must evaluate many factors including current market conditions, future market conditions, the age and condition of the aircraft, and availability levels for the aircraft in the market. A 10 percent decrease in the aggregate market value of used aircraft in inventory at December 31, 2002 would result in an impairment charge of approximately $15 million.

The Company evaluates the recoverability of long-lived assets, upon indication of possible impairment, by measuring the carrying amount of the assets against the related estimated undiscounted cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the asset is adjusted to its estimated fair value. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows, and the determination of estimated fair value are all significant judgments. In addition, the company performs an annual goodwill impairment test in the fourth quarter of each year. In connection with the reorganization of the Company’s government and defense businesses, described above in Segment Reorganization, the Company reallocated goodwill to the newly formed segments based upon an estimate of the fair value of the portion of a previously acquired company contribution to the new segment and performed an initial goodwill impairment test. The Company estimated the fair value of the new segments using a discounted cash flow model based on the Company’s most recent five-year plan and compared the estimated fair value to the net book value of the segment, including goodwill. There was no indication of goodwill impairment as a result of this initial test. Preparation of forecasts for use in the five-year plan involves significant judgments. Changes in these forecasts could affect the estimated fair value of certain of the Company’s segments and could result in a goodwill impairment charge in a future period.

The Company has pension and retirement plans covering the majority of its employees, including certain employees in foreign countries. The selection of the assumptions used to determine pension expense or income in accordance with Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions (SFAS No. 87) involves significant judgment. The investment performance of the Company’s pension plan assets for the year ended October 31, 2002, the measurement date for the Company’s pension plans, of (4.5)% did not meet the Company’s long-term return on asset (ROA) assumption under SFAS No. 87 of 9.5% per annum. Due to changes in the extended outlook of the investment markets, the Company has reduced the long-term ROA assumption to 8.75%. The Company’s long-term ROA assumption is based on target asset allocations of 60% equities with a 10.5% expected return, 30% fixed income with a 5.4% expected return, and 10% other (including real estate, venture capital, and cash) with an 8.3% expected return. Current allocations are within 3% of the target for each category. In addition, due to changes in the interest rate environment, the Company has reduced the discount rate to 7.0% from 7.25%. As a result, the Company’s SFAS No. 87 pension expense is expected to be approximately $300 million in 2003 and $625 million in 2004. If the Company adjusts both the long-term ROA assumption and the discount rate for 2004 up or down by 25 basis points, the Company’s SFAS No. 87 pension expense would change by approximately $50 million. In selecting the long-term ROA and discount rate, which are considered to be the key variables in determining pension expense or income, the Company considers both current market conditions and expected future market trends, including changes in interest rates and equity market performance. The Company currently estimates that cash contributions to the pension plans will be approximately $60 million in 2003 and $360 million in 2004.

Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). This interpretation addresses the consolidation of certain variable interest entities (VIEs) for which a controlling financial interest exists. FIN 46 applies immediately to financial interests obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The effect of adopting FIN 46 on the Company’s financial position and results of operations has not yet been determined.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45). This interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The effect of adopting the recognition and initial measurement provisions of FIN 45 on the Company’s financial position and results of operations has not yet been determined.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market exposures are to interest rates and foreign exchange rates.

The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial and investment banks primarily to manage interest rates associated with the Company’s financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks only to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place. The Company has used a special purpose entity to sell aircraft receivables and retains a partial interest that includes servicing rights, interest only strips, and subordinated certificates.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. There was no aggregate after tax hypothetical loss in earnings for one year of those financial instruments held by the Company at December 31, 2002 which are subject to interest rate risk resulting from a hypothetical increase in interest rate of 10 percent. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at December 31, 2001 and 2000, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $2 million and $3 million, respectively, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at December 31, 2002 and December 31, 2001, which was subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

Item 8.     Financial Statements and Supplementary Data

Raytheon Company Consolidated Balance Sheets

(In millions except share amounts)	December 31, 2002	December 31, 2001

Assets

Current assets

Cash and cash equivalents	$544	$1,214

Accounts receivable, less allowance for doubtful accounts of $22 in 2002 and 2001	675	480

Contracts in process	3,016	3,204

Inventories	2,032	2,177

Deferred federal and foreign income taxes	601	620

Prepaid expenses and other current assets	247	309

Assets from discontinued operations	75	1,643

Total current assets	7,190	9,647

Property, plant, and equipment, net	2,396	2,196

Deferred federal and foreign income taxes	281	—

Prepaid pension	676	2,311

Goodwill	11,170	11,358

Other assets, net	2,233	1,261

Total assets	$23,946	$26,773

Liabilities and Stockholders’ Equity

Current liabilities

Notes payable and current portion of long-term debt	$1,153	$1,363

Advance payments, less contracts in process of $1,688 in 2002 and $1,213 in 2001	819	883

Accounts payable	776	910

Accrued salaries and wages	710	573

Other accrued expenses	1,316	1,536

Liabilities from discontinued operations	333	550

Total current liabilities	5,107	5,815

Accrued retiree benefits and other long-term liabilities	2,831	1,283

Deferred federal and foreign income taxes	—	563

Long-term debt	6,280	6,874

Mandatorily redeemable equity securities	858	857

Commitments and contingencies (note M)

Stockholders’ equity

Preferred stock, par value $0.01 per share, 200,000,000 shares authorized, none outstanding in 2002 and 2001

Common stock, par value $0.01 per share, 1,450,000,000 shares authorized, 408,209,000 and 395,432,000 shares outstanding in 2002 and 2001, respectively, after deducting 97,000 and 18,000 treasury shares in 2002 and 2001, respectively	4	4

Additional paid-in capital	8,146	7,723

Accumulated other comprehensive income	(2,180)	(212)

Treasury stock, at cost	(4)	(1)

Retained earnings	2,904	3,867

Total stockholders’ equity	8,870	11,381

Total liabilities and stockholders’ equity	$23,946	$26,773

The accompanying notes are an integral part of the financial statements.

Raytheon Company Consolidated Statements of Operations

(In millions except per share amounts)	Years Ended December 31: 2002	2001	2000

Net sales	$ 16,760	$16,017	$15,817

Cost of sales	13,358	13,664	12,613

Administrative and selling expenses	1,199	1,131	1,117

Research and development expenses	449	456	507

Total operating expenses	15,006	15,251	14,237

Operating income	1,754	766	1,580

Interest expense	497	696	761

Interest income	(27)	(36)	(25)

Other expense (income), net	210	(18)	12

Non-operating expense, net	680	642	748

Income from continuing operations before taxes	1,074	124	832

Federal and foreign income taxes	319	106	355

Income from continuing operations	755	18	477

Loss from discontinued operations, net of tax	(887)	(757)	(339)

Income (loss) before extraordinary items and accounting change	(132)	(739)	138

Extraordinary gain (loss) from debt repurchases, net of tax	1	(16)	—

Cumulative effect of change in accounting principle, net of tax	(509)	—	—

Net income (loss)	$ (640)	$(755)	$138

Earnings per share from continuing operations

Basic	$ 1.88	$0.05	$1.41

Diluted	1.85	0.05	1.40

Earnings (loss) per share

Basic	$ (1.59)	$(2.12)	$0.41

Diluted	(1.57)	(2.09)	0.40

The accompanying notes are an integral part of the financial statements.

Raytheon Company Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2002, 2001, and 2000 (In millions except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Compre- hensive Income	Treasury Stock	Retained Earnings	Compre- hensive Income	Total Stockholders’ Equity

Balance at December 31, 1999	$3	$6,475	$(69)	$(413)	$5,049		$11,045

Net income					138	$138	138

Other comprehensive income

Foreign exchange translation						(36)	(36)

Unrealized losses on investments						(1)	(1)

Other comprehensive income			(37)			(37)

Comprehensive income—2000						$101

Dividends declared—$0.80 per share					(273)		(273)

Common stock plan activity		17					17

Treasury stock activity		(15)		31			16

Balance at December 31, 2000	3	6,477	(106)	(382)	4,914		10,906

Net loss					(755)	$(755)	(755)

Other comprehensive income

Minimum pension liability						(100)	(100)

Foreign exchange translation						(4)	(4)

Unrealized losses on interest-only strips						(2)	(2)

Other comprehensive income			(106)			(106)

Comprehensive income—2001						$(861)

Dividends declared—$0.80 per share					(292)		(292)

Issuance of common stock	1	1,369					1,370

Common stock plan activity		36					36

Trust preferred security distributions		(6)					(6)

Treasury stock activity		(153)		381			228

Balance at December 31, 2001	4	7,723	(212)	(1)	3,867		11,381

Net loss					(640)	$(640)	(640)

Other comprehensive income

Minimum pension liability						(2,002)	(2,002)

Interest rate lock						(2)	(2)

Foreign exchange translation						31	31

Cash flow hedges						5	5

Other comprehensive income			(1,968)			(1,968)

Comprehensive income—2002						$(2,608)

Dividends declared—$0.80 per share					(323)		(323)

Issuance of common stock		328					328

Common stock plan activity		106					106

Trust preferred security distributions		(11)					(11)

Treasury stock activity				(3)			(3)

Balance at December 31, 2002	$4	$8,146	$(2,180)	$(4)	$2,904		$8,870

The accompanying notes are an integral part of the financial statements.

Raytheon Company Consolidated Statements of Cash Flows

(In millions)	Years Ended December 31: 2002	2001	2000

Cash flows from operating activities

Income from continuing operations	$ 755	$18	$477

Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures

Depreciation and amortization	364	677	642

Net gain on sales of operating units and investments	(4)	(74)	(35)

(Increase) decrease in accounts receivable	(20)	(20)	305

Decrease (increase) in contracts in process	152	528	(70)

Decrease (increase) in inventories	10	(288)	(47)

Decrease (increase) in current deferred federal and foreign income taxes	43	(238)	22

Decrease (increase) in prepaid expenses and other current assets	124	(74)	22

Decrease in advance payments	(52)	(268)	(58)

Decrease in accounts payable	(105)	(109)	(135)

Increase in accrued salaries and wages	137	57	46

Increase (decrease) in other accrued expenses	223	251	(223)

Increase in long-term deferred federal and foreign income taxes	341	258	219

Other adjustments, net	267	71	(156)

Net cash provided by operating activities from continuing operations	2,235	789	1,009

Net cash used in operating activities from discontinued operations	(1,196)	(596)	(29)

Net cash provided by operating activities	1,039	193	980

Cash flows from investing activities

Origination of financing receivables	(431)	(663)	(969)

Sale of financing receivables	263	696	1,034

Repurchase of financing receivables	(347)	(329)	(258)

Collection of financing receivables not sold	156	121	101

Buy-out of off balance sheet receivables facility	(1,029)	—	—

Expenditures for property, plant, and equipment	(458)	(461)	(421)

Proceeds from sales of property, plant, and equipment	11	9	40

Expenditures for internal use software	(138)	(149)	(110)

Increase in other assets	(36)	(6)	(19)

Proceeds from sales of operating units and investments	1,166	266	403

Payment for purchase of acquired companies, net of cash received	(10)	—	—

Hughes Defense settlement	134	500	—

Net cash used in investing activities from continuing operations	(719)	(16)	(199)

Net cash used in investing activities from discontinued operations	—	(31)	(14)

Net cash used in investing activities	(719)	(47)	(213)

Cash flows from financing activities

Dividends	(321)	(281)	(272)

(Decrease) increase in short-term debt and other notes	(163)	140	(1,943)

Issuance of long-term debt, net of offering costs	566	—	2,587

Repayments of long-term debt	(1,294)	(1,910)	(500)

Issuance of equity security units	—	837	—

Issuance of common stock	147	1,388	—

Proceeds under common stock plans	75	25	4

Net cash (used in) provided by financing activities from continuing operations	(990)	199	(124)

Net cash used in financing activities from discontinued operations	—	(2)	(2)

Net cash (used in) provided by financing activities	(990)	197	(126)

Net (decrease) increase in cash and cash equivalents	(670)	343	641
Cash and cash equivalents at beginning of year	1,214	871	230

Cash and cash equivalents at end of year	$544	$1,214	$871

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

Note A: Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Raytheon Company (the “Company”) and all wholly-owned and majority-owned subsidiaries. All material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

Revenue Recognition

Sales under long-term contracts are recorded under the percentage of completion method. Costs and estimated gross margins are recorded as sales as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the most recent estimates of costs and funding. Cost estimates include direct and indirect costs such as labor, material, warranty, and overhead. Some contracts contain incentive provisions based upon performance in relation to established targets which are recognized in the contract estimates when deemed realizable. Contract change orders and claims are included in sales when they can be reliably estimated and realization is probable. Since many contracts extend over a long period of time, revisions in cost and funding estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

Revenue from sales of products and services into commercial electronics markets are recognized at the time the products are shipped or the services are rendered.

Revenue from aircraft sales are recognized at the time of physical delivery of the aircraft. Revenue from certain qualifying non-cancelable aircraft lease contracts are accounted for as sales-type leases. The present value of all payments, net of executory costs, are recorded as revenue, and the related costs of the aircraft are charged to cost of sales. Associated interest, using the interest method, is recorded over the term of the lease agreements. All other leases for aircraft are accounted for under the operating method wherein revenue is recorded as earned over the rental aircraft lives. Service revenue is recognized ratably over contractual periods or as services are performed.

Product Warranty

Warranty provisions related to aircraft sales are determined based upon an estimate of costs that may be incurred under warranty and other post-sales support programs. Activity related to aircraft warranty provisions was as follows:

(In millions)

Balance at December 31, 2001	$17

Accruals for aircraft deliveries in 2002	22

Accruals related to prior year aircraft deliveries	10

Warranty services provided in 2002	(27)

Balance at December 31, 2002	$22

Costs incurred under warranty provisions related to the Company’s commercial electronics businesses are not material.

Lot Accounting

The Company uses lot accounting for new aircraft introductions. Lot accounting involves selecting an initial lot size at the time a new aircraft begins to ship and measuring an average cost over the entire lot for each aircraft sold. The costs attributed to aircraft delivered are based on the estimated average cost of all aircraft expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. Once production costs stabilize, which is expected by the time the initial lot has been completed, the use of lot accounting is discontinued. The Company determines lot size based on several factors, including the size of firm backlog, the expected annual production on the aircraft, and experience on similar new aircraft. The size of the initial lot for the Beechcraft Premier I, the only aircraft the Company is currently utilizing lot accounting for, is 200 units. The estimated average cost of the aircraft is reviewed and reassessed quarterly and changes in estimates are recognized over future deliveries remaining in the lot.

Research and Development Expenses

Expenditures for company-sponsored research and development projects are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed.

Federal and Foreign Income Taxes

The Company and its domestic subsidiaries provide for federal income taxes on pretax income at rates in effect under existing tax law. Foreign subsidiaries have recorded provisions for income taxes at applicable foreign tax rates in a similar manner.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, and the age of outstanding receivables. Activity related to the allowance for doubtful accounts was as follows:

(In millions)

Balance at December 31, 1999	$26

Provisions	4

Utilizations	(7)

Balance at December 31, 2000	23

Provisions	2

Utilizations	(3)

Balance at December 31, 2001	22

Provisions	2

Utilizations	(2)

Balance at December 31, 2002	$22

Prepaid Expenses and Other Current Assets

Included in prepaid expenses and other current assets at December 31, 2002 was $56 million of cash received in 2002 that was restricted for payment in connection with the Company’s merger with the defense business of Hughes Electronics Corporation in December 1997. Also included was $48 million of restricted cash from the sale of the Company’s corporate headquarters. This cash will be used primarily to fund the construction of the Company’s new corporate headquarters.

Contracts in Process

Contracts in process are stated at cost plus estimated profit but not in excess of realizable value.

Inventories

Inventories are stated at cost (principally first-in, first-out or average cost) but not in excess of realizable value. In 2002, the Company changed its method of inventory costing at Raytheon Aircraft from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Prior periods have been restated to reflect this change.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Major improvements are capitalized while expenditures for maintenance, repairs, and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

Notes to Consolidated Financial Statements continued

Provisions for depreciation are generally computed on a combination of accelerated and straight-line methods. Depreciation provisions are based on estimated useful lives as follows: buildings—20 to 45 years, machinery and equipment—3 to 10 years, and equipment leased to others—5 to 10 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Impairment of Long-Lived Assets

In 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, upon indication of possible impairment, the Company evaluates the recoverability of held-for-use long-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. In order for long-lived assets to be considered held-for-disposal, the Company must have committed to a plan to dispose of the assets.

During the first half of 2001, the Company experienced a significant decrease in the volume of used commuter aircraft sales. An evaluation of commuter aircraft market conditions and the events of September 11, 2001 indicated that the market weakness would continue into the foreseeable future. As a result, the Company completed an analysis of the estimated fair value of the various models of commuter aircraft and reduced the book value of commuter aircraft inventory and equipment leased to others accordingly. In addition, the Company adjusted the book value of notes receivable and established a reserve for off balance sheet receivables based on the Company’s estimate of exposures on customer financed assets due to defaults, refinancing, and remarketing of these aircraft. As a result of these analyses, the Company recorded a charge of $693 million in the third quarter of 2001 which consisted of a reduction in inventory of $158 million, a reduction in equipment leased to others of $174 million, a reserve for long-term receivables of $16 million, and a reserve for off balance sheet receivables of $345 million. The balance of the reserve for off balance sheet receivables was $361 million at December 31, 2001. In 2002, the Company utilized $121 million of this reserve, leaving a balance of $240 million at the time the Company bought back the remaining off balance sheet receivables, as described in Note H, Other Assets.

The Company also recorded a $52 million charge in the third quarter of 2001 related to a fleet of Starship aircraft. During the first three quarters of 2001, the Company had not sold any of these aircraft and recorded a charge to reduce the value of the aircraft to their estimated fair value. The charge consisted of a reduction in inventory of $31 million, a reduction in equipment leased to others of $14 million, and a reserve of $7 million related to the Company’s estimate of exposures on customer financed assets due to defaults, refinancing, and remarketing of these aircraft.

In connection with the buyback of the off balance sheet receivables, the Company recorded the long-term receivables at estimated fair value, which included an assessment of the value of the underlying aircraft. As a result of this assessment, the Company adjusted the value of certain underlying aircraft, including both commuter and Starship aircraft, some of which were written down to scrap value. There was no net income statement impact as a result of this activity.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any.

In 2002, the Company recorded a goodwill impairment charge of $360 million related to its former Aircraft Integration Systems business (AIS) as a cumulative effect of change in accounting principle. The fair value of AIS was determined based upon the proceeds received by the Company in connection with the sale, as described in Note B, Discontinued Operations. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with this impairment. Also in 2002, the Company completed the transitional review for potential goodwill impairment in accordance with SFAS No. 142, whereby the Company utilized a market multiple approach to determine the fair value of the 13 reporting units within the defense businesses and allocated goodwill to the defense businesses based upon an estimate of the fair value of the portion of a previously acquired company contribution to the new segment. The Company utilized a discounted cash flow approach to determine the fair value of the commercial business reporting units. As a result, the Company recorded a goodwill impairment charge of $185 million pretax or $149 million after-tax, which represented all of the goodwill at Raytheon Aircraft, as a cumulative effect of change in accounting principle. The Company also determined that there is no impairment of goodwill related to any of its defense businesses beyond the $360 million related to AIS. The total goodwill impairment charge in 2002 was $545 million pretax, $509 million after-tax, or $1.25 per diluted share. The Company will perform the annual impairment test in the fourth quarter of each year. There was no goodwill impairment associated with the annual impairment test performed in the fourth quarter of 2002.

The amount of remaining goodwill by segment, as determined in accordance with SFAS No. 142, was $7,640 million, $2,651 million, $855 million, and $24 million for Electronic Systems; Command, Control, Communication and Information Systems (C3I); Technical Services; and Commercial Electronics, respectively, at December 31, 2002.

Intangible assets subject to amortization consisted primarily of drawings and intellectual property totaling $27 million (net of $30 million of accumulated amortization) at December 31, 2002 and $24 million (net of $34 million of accumulated amortization) at December 31, 2001. Amortization expense is expected to approximate $5 million for each of the next five years.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following adjusts reported income from continuing operations and basic and diluted earnings per share (EPS) from continuing operations to exclude goodwill amortization:

(In millions, except per share amounts)	2001	2000

Reported income from continuing operations	$18	$477

Goodwill amortization, net of tax	305	310

Adjusted income from continuing operations	$323	$787

Reported basic EPS from continuing operations	$0.05	$1.41

Goodwill amortization, net of tax	0.86	0.92

Adjusted basic EPS from continuing operations	$0.91	$2.33

Reported diluted EPS from continuing operations	$0.05	$1.40

Goodwill amortization, net of tax	0.84	0.91

Adjusted diluted EPS from continuing operations	$0.89	$2.31

Reported income (loss) before extraordinary items and accounting change was ($739) million and $138 million in 2001 and 2000, respectively. Goodwill amortization, net of tax was $333 million and $343 million in 2001 and 2000, respectively. Adjusted income (loss) before extraordinary items and accounting change was $(406) million and $481 million in 2001 and 2000, respectively.

The following adjusts reported net income (loss) and basic and diluted earnings (loss) per share to exclude goodwill amortization:

(In millions, except per share amounts)	2001	2000

Reported net income (loss)	$(755)	$138

Goodwill amortization, net of tax	333	343

Adjusted net income (loss)	$(422)	$481

Reported basic earnings (loss) per share	$(2.12)	$0.41

Goodwill amortization, net of tax	0.94	1.01

Adjusted basic earnings (loss) per share	$(1.18)	$1.42

Reported diluted earnings (loss) per share	$(2.09)	$0.40

Goodwill amortization, net of tax	0.92	1.01

Adjusted diluted earnings (loss) per share	$(1.17)	$1.41

Notes to Consolidated Financial Statements continued

Computer Software

Internal use computer software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from 4 to 10 years.

Investments

Investments, which are included in other assets, include equity ownership of 20 percent to 50 percent in unconsolidated affiliates and of less than 20 percent in other companies. Investments in unconsolidated affiliates are accounted for under the equity method, wherein the Company’s share of the unconsolidated affiliates’ income or losses are included in other income and expense. Investments in other companies with readily determinable market prices are stated at estimated fair value with unrealized gains and losses included in other comprehensive income. Other investments are stated at cost.

Comprehensive Income

Comprehensive income and its components are presented in the statement of stockholders’ equity.

Accumulated other comprehensive income consisted of the following at December 31:

(In millions)	2002	2001

Minimum pension liability	$(2,122)	$(120)

Foreign exchange translation	(58)	(89)

Unrealized losses on interest-only strips	(2)	(2)

Interest rate lock	(2)	—

Unrealized losses on investments	(1)	(1)

Cash flow hedges	5	—

Total	$(2,180)	$(212)

The minimum pension liability adjustment is shown net of tax benefits of $1,131 million and $54 million at December 31, 2002 and 2001, respectively. The unrealized losses on interest-only strips are shown net of tax benefits of $1 million at December 31, 2002 and 2001. The interest rate lock is shown net of tax benefits of $1 million at December 31, 2002. The cash flow hedges are shown net of tax liabilities of $3 million at December 31, 2002.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive income in stockholders’ equity. Deferred taxes are not recognized for translation-related temporary differences of foreign subsidiaries whose undistributed earnings are considered to be permanently invested. Foreign exchange transaction gains and losses in 2002, 2001, and 2000 were not material.

Pension Costs

The Company has several pension and retirement plans covering the majority of employees, including certain employees in foreign countries. Annual charges to income are made for the cost of the plans, including current service costs, interest on projected benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. Unfunded accumulated benefit obligations are accounted for as a long-term liability. The Company funds annually those pension costs which are calculated in accordance with Internal Revenue Service regulations and standards issued by the Cost Accounting Standards Board.

Interest Rate and Foreign Currency Contracts

The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements or interest rate locks with commercial and investment banks primarily to manage interest rates associated with the Company’s financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks only to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts. The hedges used by the Company are transaction driven and are directly related to a particular asset, liability, or transaction for which a commitment is in place. These instruments are executed with credit-worthy institutions and the majority of the foreign currencies are denominated in currencies of major industrial countries. The Company does not hold or issue financial instruments for trading or speculative purposes.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended. This accounting standard requires that all derivative instruments be reported on the balance sheet at estimated fair value and that changes in a derivative’s estimated fair value be recognized currently in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the estimated fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in earnings when the hedged item affects earnings. Ineffective portions of changes in the estimated fair value of cash flow hedges are recognized in earnings. At January 1, 2001, the previously designated cash flow hedging instruments were recorded at their estimated fair value as a cumulative effect of adjustment in other comprehensive income of $3 million.

Fair Value of Financial Instruments

The estimated fair value of certain financial instruments, including cash and cash equivalents and short-term debt, approximates the carrying value due to their short maturities and varying interest rates. The estimated fair value of notes receivable approximates the carrying value based principally on the underlying interest rates and terms, maturities, collateral, and credit status of the receivables. The estimated fair value of investments, other than those accounted for under the cost or equity method, are based on quoted market prices. The estimated fair value of long-term debt, which approximates the carrying value, is based on quoted market prices.

Estimated fair values for financial instruments are based on pricing models using current market information. The amounts realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments.

Stock Plans

Proceeds from the exercise of stock options under the Company’s stock plans are credited to common stock at par value and the excess is credited to additional paid-in capital. There are no charges or credits to income for stock options. The fair value at the date of award of restricted stock is credited to common stock at par value and the excess is credited to additional paid-in capital. The fair value is charged to income as compensation expense over the vesting period. Income tax benefits arising from employees’ premature disposition of stock option shares and exercise of nonqualified stock options are credited to additional paid-in capital.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148), therefore, no compensation expense was recognized for the Company’s stock option plans.

Notes to Consolidated Financial Statements continued

Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below:

(In millions except per share amounts)	2002	2001	2000

Reported net income (loss)	$(640)	$(755)	$138

Reported basic earnings (loss) per share	(1.59)	(2.12)	0.41

Reported diluted earnings (loss) per share	(1.57)	(2.09)	0.40

Adjustment to compensation expense for stock-based awards, net of tax	$59	$49	$84

Pro forma net income (loss)	$(699)	$(804)	$54

Pro forma basic earnings (loss) per share	(1.74)	(2.25)	0.16

Pro forma diluted earnings (loss) per share	(1.71)	(2.23)	0.16

The weighted-average fair value of each stock option granted in 2002, 2001, and 2000 was estimated as $13.46, $9.25, and $5.91, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Expected life	4 years	4 years	4 years

Assumed annual dividend growth rate	—	1%	1%

Expected volatility	40%	40%	40%

Assumed annual forfeiture rate	12%	12%	12%

The risk free interest rate (month-end yields on 4-year treasury strips equivalent zero coupon) ranged from 2.5% to 4.7% in 2002, 3.7% to 5.0% in 2001, and 5.3% to 6.7% in 2000.

Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). This interpretation addresses the consolidation of certain variable interest entities (VIEs) for which a controlling financial interest exists. FIN 46 applies immediately to financial interests obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. In addition to the investments specifically described in Note H, Other Assets, the Company has a financial interest in certain entities that may be considered VIEs under FIN 46. If the Company determines that it has a controlling financial interest in any of these entities, consolidation may be required. The effect of adopting FIN 46 on the Company’s financial position and results of operations has not yet been determined.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45). This interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The effect of adopting the recognition and initial measurement provisions of FIN 45 on the Company’s financial position and results of operations has not yet been determined.

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

Risks and Uncertainties

The Company is engaged in supplying defense-related equipment to the U.S. and foreign governments, and is subject to certain business risks peculiar to that industry. Sales to these governments may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors. The Company also leverages its defense technologies in commercial markets. Risks inherent in the commercial marketplace include development of competing products, technological feasibility, market acceptance, and product obsolescence.

The highly competitive market for business and special mission aircraft is also subject to certain business risks. These risks include timely development and certification of new product offerings, the current state of the general aviation and commuter aircraft markets, and government regulations affecting commuter aircraft.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note B: Discontinued Operations

In 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. There was no pretax gain or loss on the sale of AIS, however, due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $212 million, resulting in a $212 million after-tax loss on the sale of AIS. There was $580 million of goodwill included in the determination of the gain or loss on the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. At December 31, 2002, the balance of these retained assets was $64 million. Schedule delays, cost growth, and other variables could continue to have a negative effect on these retained assets. The timing and amount of net realizable value of these retained assets are uncertain and subject to a number of unpredictable market forces.

In 2002, the Company recorded charges related to AIS of $66 million, which included a $23 million write-down of a BBJ-related aircraft owned by the Company, a $28 million charge for cost growth on one of the two BBJ aircraft not yet delivered, and a $10 million charge to write down other BBJ-related assets to net realizable value, offset by a $13 million gain resulting from the finalization of the 1999 claim, described above. The write-down of the BBJ-related aircraft resulted from the Company’s decision to market this aircraft unfinished due to the current environment of declining prices for BBJ-related aircraft. The Company was previously marketing this aircraft as a customized executive BBJ. The write-down of other BBJ-related assets reflects the difficulty the Company has been experiencing in liquidating these assets.

Notes to Consolidated Financial Statements continued

The income (loss) from discontinued operations related to AIS was as follows:

(In millions)	2002	2001	2000

Net sales	$202	$850	$1,078

Operating expenses	196	845	1,038

Income before taxes	6	5	40

Federal and foreign income taxes	2	10	22

Income (loss) from discontinued operations	4	(5)	18

Loss on disposal of discontinued operations, net of tax	(212)	—	—

Adjustments, net of tax	(34)	—	—

Total	$(242)	$(5)	$18

The components of assets and liabilities related to AIS were as follows at December 31:

(In millions)	2002	2001

Current assets	$75	$495

Noncurrent assets	—	1,148

Total assets	$75	$1,643

Current liabilities	$14	$52

Noncurrent liabilities	—	16

Total liabilities	$14	$68

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI) for $73 million in cash plus assumption of debt and other obligations. At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and parent guarantees of performance and payment (the “Support Agreements”) on many long-term construction contracts and certain leases. The Support Agreements were provided to customers at the time of contract award as security to the customers for the underlying contract obligations. Often, the total security was capped at the value of the contract price to secure full performance, including, in some cases, the payment of liquidated damages available under the contract. At December 31, 2002, the maximum exposure on outstanding Support Agreements for which there were stated values was $367 million for letters of credit, $344 million for performance bonds, and $25 million for parent guarantees. Of these amounts, $49 million of letters of credit and $258 million of performance bonds relate to projects assumed by WGI in its bankruptcy, as described below. There are additional guarantees of project performance for which there is no stated maximum value that also remain outstanding. Of the guarantees that have no stated value, many relate to contract obligations that, by their terms, include caps on liability for certain types of obligations, and all of the underlying projects have substantially completed construction and are in the punchlist, warranty, commercial closeout, and claims resolution phase, except the two Massachusetts construction projects, described below. Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

In connection with the sale of RE&C, the Company was entitled to the financial rewards of certain claims, equity investments, and receivables totaling $159 million that were sold to WGI. In addition, the Company was obligated to indemnify WGI against certain obligations and liabilities totaling $88 million. As a result of WGI’s bankruptcy filing, described below, the realization of these various assets through WGI was no longer probable, however, the obligations and liabilities could be set off against the assets pursuant to the terms of the purchase and sale agreement. In 2001, the Company recorded a charge of $71 million to write off these assets and liabilities.

In March 2001, WGI abandoned two Massachusetts construction projects, triggering the Company’s guarantees to the customer. The Company honored the guarantees and commenced work on these projects. Construction and start-up activities continue on the two projects—the Mystic Station plant and the Fore River plant. Pursuant to the construction contract, since the Mystic Station plant had not achieved performance test completion by January 14, 2003, the Company made payments totaling $68 million, which pre-funded the delay and performance liquidated damages to the maximum amount specified by the construction contract. Also pursuant to the construction contract, the customer has taken the position that a similar missed deadline occurred on February 24, 2003 for the Fore River plant and that a payment of $67 million was required from the Company on that date to pre-fund the delay and performance liquidated damages to the maximum amount specified by the construction contract. The Company believes that this February 24, 2003 deadline was incorrect and should have been extended as a result of changes for which the Company is entitled to change orders, an issue that is now being arbitrated between the Company and the customer. Accordingly, the Company did not make the requested payment to the customer on that date and has informed the customer that the deadline and requested payment are in dispute. As a result, the customer drew down on certain letters of credit totaling approximately $27 million that had been posted by the Company as contract performance security. A resolution of the current dispute between the Company and the customer over the contract deadline and the applicable liquidated damages is dependent upon the outcome of the pending arbitration, which should be concluded later this year. In addition, risks remain in completing the two projects, including costs associated with the possibility of further delays, labor productivity, and the successful completion of required performance tests on the two projects. In 2002, the Company recorded a charge of $796 million resulting from an increase in the estimated cost to complete (ETC) for the two projects. The Company had previously recorded a charge of $814 million in 2001. The cost increases have resulted from declining productivity, schedule delays, misestimates of field engineered materials, and unbudgeted hours worked on the two projects. The Company expects to complete construction and performance testing on the two projects and turn them over to the customer during the second quarter of 2003.

In May 2001, WGI filed for bankruptcy protection. In the course of the bankruptcy proceeding, WGI rejected some ongoing construction contracts and assumed others. In January 2002, WGI emerged from bankruptcy and as part of that process, the stock purchase agreement between WGI and the Company was terminated and WGI and the Company entered into a settlement agreement that provided, among other things, that WGI take reasonable actions to protect the Company against future exposure under Support Agreements related to contracts assumed by WGI and that WGI reimburse the Company for any associated costs incurred. For those contracts rejected by WGI, the Company’s obligations depend on the extent to which the Company has any outstanding Support Agreements. The contracts rejected by WGI included four large fixed price international turnkey projects that were close to completion. Construction has been completed on these projects and they are now in the commercial closeout and claims resolution phase. The Company recorded a charge of $18 million in 2002 related to warranty and start-up costs associated with the last project to be completed. In 2001, the Company recorded a charge of $54 million related to these projects.

The contracts rejected by WGI also included two large construction projects that have been provisionally accepted by the customer (Red Oak and Ilijan) on which the Company had Support Agreements. In 2002, the Company recorded a charge of $14 million related to final reliability testing and punch list items. The Company also recorded a charge of $21 million resulting from a contract adjustment on one of these projects due to turbine-related delays. In 2001, the Company recorded a charge of $156 million related to these and the other WGI construction projects on which the Company has Support Agreements. Risks and exposures on the contracts rejected by WGI include equipment and subcontractor performance, punch list and warranty closeout and performance, schedule and performance liquidated damages, final resolution of contract closeout issues, collection of amounts due under the contracts, potential adverse claims resolution including possible subcontractor claims, lease exposures, availability guarantees, surety bonds, and warranties. For the contracts assumed by WGI, the Company’s obligations under existing Support Agreements would arise if WGI does not meet the obligations that it has assumed. Risks on the contracts assumed by WGI that are subject to Support Agreements relate to non-performance or defaults by WGI.

The Company’s cost estimates for construction projects are heavily dependent upon third parties, including WGI, and their ability to perform construction management and other tasks that require industry expertise the Company no longer possesses. In addition, there are risks that the ultimate costs to complete and close out the projects will increase beyond the

Notes to Consolidated Financial Statements continued

Company’s current estimates due to factors such as labor productivity and availability of labor, the nature and complexity of the work to be performed, the impact of change orders, the recoverability of claims included in the ETC, and the outcome of defending claims asserted against the Company. There also are claims asserted against the Company by vendors, subcontractors, and other project participants that are not beneficiaries of the Support Agreements. A significant change in an estimate on one or more of the projects could have a material adverse effect on the Company’s financial position and results of operations.

In 2002, the Company allocated $79 million of interest expense to RE&C versus $18 million in 2001. Interest expense was allocated to RE&C based upon actual cash outflows since the date of disposition. The Company will not allocate interest expense to RE&C in 2003. In 2002, the Company recorded charges of $38 million for legal, management, and other costs versus $30 million in 2001.

The loss from discontinued operations related to RE&C was as follows:

(In millions)	2002	2001	2000

Net sales	$—	$—	$1,426

Operating expenses	—	—	1,515

Operating loss	—	—	(89)

Other expense, net	—	—	9

Loss before taxes	—	—	(98)

Federal and foreign income taxes	—	—	28

Loss from discontinued operations	—	—	(70)

Loss on disposal of discontinued operations, net of tax	(645)	(752)	(287)

Total	$(645)	$(752)	$(357)

Liabilities related to RE&C consisted of the following at December 31:

(In millions)	2002	2001

Current liabilities	$319	$482

Total liabilities	$319	$482

The total loss from discontinued operations was $2.17, $2.10, and $0.99 per diluted share in 2002, 2001, and 2000, respectively.

Note C: Acquisitions and Divestitures

In December 2002, the Company acquired JPS Communications, Inc. for $10 million in cash. Assets acquired included $2 million of accounts receivable and $2 million of inventories. The Company also recorded $4 million of intangible assets and $2 million of goodwill in connection with this acquisition. Also in December 2002, the Company announced an agreement to acquire Solipsys Corporation, subject to regulatory approval. There can be no assurance that this transaction will be consummated.

In 2001, the Company sold a majority interest in its aviation support business for $154 million in cash and retained $47 million in trade receivables and $66 million in preferred and common equity in the business. The Company also sold its recreational marine business for $100 million. The net gain resulting from these dispositions was $74 million.

In 2000, the Company sold its flight simulation business for $160 million, its optical systems business for $153 million, and other non-core business operations for $17 million. The net gain resulting from these dispositions was $35 million.

The Company merged with the defense business of Hughes Electronics Corporation (Hughes Defense) in December 1997. In October 2001, the Company and Hughes Electronics agreed to a settlement regarding the purchase price adjustment related to the Company’s merger with Hughes Defense. Under the terms of the merger agreement, Hughes Electronics agreed to reimburse the Company approximately $635 million of its purchase price, with $500 million received in 2001 and the balance received in 2002. The settlement resulted in a $555 million reduction in goodwill. The $135 million receivable was included in prepaid expenses and other current assets at December 31, 2001.

Note D: Restructuring

In 2002, the Company recorded a charge of $2 million to eliminate approximately 50 administrative positions at Electronic Systems and Command, Control, Communication and Information Systems. These actions are expected to be completed in 2003.

In 2001, Raytheon Aircraft recorded a charge of $15 million to eliminate approximately 1,800 positions across various administrative, managerial, and production functions. Also in 2001, Commercial Electronics recorded a charge of $2 million to eliminate approximately 100 positions primarily across various administrative and engineering functions at its RF Components and ELCAN units. These actions were completed in 2001.

In 2000, the Company recorded a charge of $8 million to eliminate approximately 100 positions primarily at a foreign location. These actions were completed in 2001.

Prior Period Restructuring Charges and Exit Costs

Restructuring charges and exit costs recognized in connection with business combinations include the cost of involuntary employee termination benefits and related employee severance costs, facility closures, and other costs associated with the Company’s approved plans. Employee termination benefits include severance, wage continuation, medical, and other benefits. Facility closure and related costs include disposal costs of property, plant, and equipment, lease payments, lease termination costs, and net gain or loss on sales of closed facilities.

The Company acquired the Texas Instruments® Incorporated defense business (TI Defense) on July 11, 1997, merged with Hughes Defense on December 17, 1997, and created Raytheon Systems Company™ (RSC™) in December 1997. In conjunction with the formation of RSC, the Company announced plans to reduce the then newly formed RSC workforce by approximately 12,800 employees and reduce space by approximately 11 million square feet at 34 facilities through sales, subleases, and lease terminations. The principal actions involved the consolidation of missile and other electronics systems’ manufacturing and engineering, as well as the consolidation of certain component manufacturing into Centers of Excellence. In 1998, the estimated number of employee terminations increased by approximately 1,200 employees, primarily comprised of manufacturing employees. Also in 1998, the Company committed to close two additional facilities and further reduce employment by approximately 1,400 positions.

Prior to 1999, the Company recorded restructuring charges of $220 million, which were included in cost of sales. The Company also accrued $584 million as liabilities assumed in connection with the acquisition of TI Defense and the merger with Hughes Defense and recorded this amount as an increase to goodwill.

In the third quarter of 1999, the Company recorded a $35 million restructuring charge, which was included in cost of sales, for higher than originally estimated exit costs related to the TI Defense and Hughes Defense actions. The estimate for employee-related exit costs increased by $27 million for higher than planned severance and other termination benefit costs. The estimate for facility-related exit costs increased by $8 million for additional lease termination costs expected to be incurred. The Company also accrued $12 million of exit costs as liabilities assumed in connection with a minor acquisition in 1999 and recorded this amount as an increase to goodwill.

In the fourth quarter of 1999, the Company determined that the cost of certain restructuring initiatives would be $76 million lower than originally planned and recorded a favorable adjustment to cost of sales. The reduction in the estimated costs related to lower than anticipated costs for severance and facilities. The primary reasons for the reduction in severance costs included a shift in the composition of severed employees, higher attrition resulting in the need for fewer severed employees, and more employees transferring to other locations within the Company. The estimated costs related to facilities were lower than anticipated due to the identification of alternative uses for assets originally identified for disposition, lower de-installation costs, and more rapid exit from facilities.

Also in the third quarter of 1999, the Company recorded a $101 million restructuring charge, of which $92 million was included in cost of sales and $9 million was included in administrative and selling expenses, to further reduce the workforce by approximately 2,200 employees and vacate and dispose of an additional 2.7 million square feet of facility space, primarily at the Company’s defense electronics businesses. Employee-related exit

Notes to Consolidated Financial Statements continued

costs of $54 million included severance and other termination benefit costs for manufacturing, engineering, and administrative employees. Facility-related exit costs of $47 million included the costs for lease termination, building closure and disposal, and equipment disposition.

In 2000, the Company determined that the cost of certain restructuring initiatives would be lower than originally planned and recorded a $74 million favorable adjustment to cost of sales. In addition, the Company recorded an $11 million reduction in goodwill related to the restructuring initiatives. The estimate for employee-related exit costs decreased by $45 million due to lower than anticipated costs for severance as a result of higher employee attrition and transfers with the Company during the year. The estimate for facility-related exit costs decreased by $41 million due to more rapid exit from facilities, including two facilities sold during 2000 in connection with the divestiture of non-core business operations, and the identification of alternative uses for facilities originally identified for disposition.

In 2001, the Company determined that the cost of certain restructuring initiatives would be lower than originally planned and recorded an $8 million favorable adjustment to cost of sales.

In 2002, the Company determined that the cost of certain restructuring initiatives would be lower than originally planned and recorded a $4 million favorable adjustment to cost of sales, a $3 million favorable adjustment to general and administrative expenses, and a $1 million reduction in goodwill.

The restructuring and exit costs discussed above originally provided for severance and related benefits for approximately 17,600 employees and costs to vacate and dispose of approximately 14 million square feet of facility space. The Company was exiting facility space and terminating employees made redundant as a result of the acquisition of TI Defense and the merger with Hughes Defense and the subsequent reorganization of RSC. A significant portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. There were no major activities that were not continued as a result of these actions.

Employee-related exit costs included severance and other termination benefit costs for employees in various functional areas including manufacturing, engineering, and administration. Facility-related exit costs included the costs for lease termination, building closure and disposal, and equipment disposition. Exit costs accrued in connection with the acquisition of TI Defense and the merger with Hughes Defense also included employee relocation and program moves. Owned facilities that were vacated in connection with the restructuring activities were sold. The Company terminated leases or subleased space for non-owned facilities vacated in connection with restructuring. The Company essentially completed all restructuring actions during 2000 except for ongoing idle facility costs.

Exit Costs

(In millions except employee data)	2002	2001	2000

Accrued liability at beginning of year	$17	$47	$143

Changes in estimate

Severance and other employee-related costs	—	—	(6)

Facility closure and related costs	(1)	—	(5)

	(1)	—	(11)

Costs incurred

Severance and other employee-related costs	2	3	56

Facility closure and related costs	10	27	29

	12	30	85

Accrued liability at end of year	$4	$17	$47

Cash expenditures	$4	$18	$85

Number of employee terminations due to restructuring actions	—	—	900

Number of square feet exited due to restructuring actions	—	—	1.6

Restructuring

(In millions except employee data)	2002	2001	2000

Accrued liability at beginning of year	$7	$28	$128

Changes in estimate

Severance and other employee-related costs	(3)	(4)	(38)

Facility closure and related costs	(4)	(4)	(36)

	(7)	(8)	(74)

Costs incurred

Severance and other employee-related costs	—	6	15

Facility closure and related costs	—	7	11

	—	13	26
Accrued liability at end of year	$—	$7	$28

Cash expenditures	$—	$8	$28

Number of employee terminations due to restructuring actions	—	—	600

Number of square feet exited due to restructuring actions	—	—	1.2

The cumulative number of employee terminations due to restructuring actions for exit costs and restructuring was approximately 7,600 and 4,400, respectively. The cumulative number of square feet exited due to restructuring actions for exit costs and restructuring was 8.2 million and 4.1 million, respectively.

Note E: Contracts in Process

Contracts in process consisted of the following at December 31, 2002:

(In millions)	Cost Type	Fixed Price	Total

U.S. government end-use contracts

Billed	$428	$112	$540

Unbilled	670	3,793	4,463

Less progress payments	—	(2,740)	(2,740)

	1,098	1,165	2,263

Other customers

Billed	15	391	406

Unbilled	—	861	861

Less progress payments	—	(514)	(514)

	15	738	753

Total	$1,113	$1,903	$3,016

Notes to Consolidated Financial Statements continued

Contracts in process consisted of the following at December 31, 2001:

(In millions)	Cost Type	Fixed Price	Total

U.S. government end-use contracts

Billed	$230	$225	$455

Unbilled	986	3,393	4,379

Less progress payments	—	(2,105)	(2,105)

	1,216	1,513	2,729

Other customers

Billed	12	274	286

Unbilled	6	1,243	1,249

Less progress payments	—	(1,060)	(1,060)

	18	457	475

Total	$1,234	$1,970	$3,204

The U.S. government has title to the assets related to unbilled amounts on contracts that provide for progress payments. Unbilled amounts are primarily recorded under the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

Included in contracts in process at December 31, 2002 and 2001 was $75 million and $170 million, respectively, related to claims on contracts, which were recorded at their estimated realizable value. The Company believes that it has a contractual or legal basis for pursuing recovery of these claims, and that collection is probable. The settlement of these amounts depends on individual circumstances and negotiations with the counterparty, therefore, the timing of the collection will vary and approximately $44 million of collections are expected to extend beyond one year.

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2002, retentions amounted to $39 million and are anticipated to be collected as follows: 2003—$17 million, 2004—$12 million, and the balance thereafter.

Note F: Inventories

Inventories consisted of the following at December 31:

(In millions)	2002	2001

Finished goods	$597	$642

Work in process	1,042	1,111

Materials and purchased parts	393	424

Total	$2,032	$2,177

Inventories at Raytheon Aircraft totaled $1,612 million and $1,719 million at December 31, 2002 and 2001, respectively. In 2002, the Company changed its method of inventory costing at Raytheon Aircraft from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Prior periods have been restated to reflect this change. The method was changed, in part, to achieve a better matching of revenues and expenses. The change decreased the net loss in 2002 by $7 million or $0.02 per basic and diluted share, and increased retained earnings for years prior to 2000 by $86 million.

The following adjusts reported income from continuing operations and basic and diluted earnings per share (EPS) to reflect the change in inventory costing method:

(In millions, except per share amounts)	2001	2000

Reported income from continuing operations	$10	$480

Change in inventory costing method, net of tax	8	(3)

Adjusted income from continuing operations	$18	477

Reported basic EPS from continuing operations	$0.03	$1.42

Change in inventory costing method, net of tax	0.02	(0.01)

Adjusted basic EPS from continuing operations	$0.05	$1.41

Reported diluted EPS from continuing operations	$0.03	$1.41

Change in inventory costing method, net of tax	0.02	(0.01)

Adjusted diluted EPS from continuing operations	$0.05	$1.40

The effect of the change in inventory costing method on the reported loss before extraordinary items and accounting change and the reported net loss in 2001 was a decrease of $8 million or $0.02 per basic and diluted share. The effect of the change in inventory costing method on reported income before extraordinary items and accounting change and reported net income in 2000 was a decrease of $3 million or $0.01 per basic and diluted share.

Note G: Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

(In millions)	2002	2001

Land	$91	$82

Buildings and leasehold improvements	1,606	1,655

Machinery and equipment	3,083	2,802

Equipment leased to others	189	101

	4,969	4,640

Less accumulated depreciation and amortization	(2,573)	(2,444)

Total	$2,396	$2,196

Depreciation expense was $305 million, $289 million, and $257 million in 2002, 2001, and 2000, respectively. Accumulated depreciation of equipment leased to others was $39 million and $50 million at December 31, 2002 and 2001, respectively.

Future minimum lease payments from non-cancelable aircraft operating leases, which extend to 2014, amounted to $39 million at December 31, 2002 and were due as follows:

(In millions)	2003	$11

	2004	7

	2005	4

	2006	3

	2007	3

	Thereafter	11

Notes to Consolidated Financial Statements continued

Note H: Other Assets

Other assets, net consisted of the following at December 31:

(In millions)	2002	2001

Long-term receivables

Due from customers in installments to 2015	$969	$419

Other, principally due through 2005	17	46

Sales-type leases, due in installments to 2015	135	29

Computer software, net	397	302

Pension-related intangible asset	217	150

Investments	154	181

Other noncurrent assets	344	134

Total	$2,233	$1,261

The Company provides long-term financing to its aircraft customers and maintained a program under which an indirect subsidiary of the Company sold general aviation and commuter aircraft long-term receivables to Raytheon Aircraft Receivables Corporation (RARC), a special purpose entity. RARC sold undivided interests in the receivables to a bank syndicate and other financial institutions that purchased these interests for cash under a receivables purchase facility (the “Aircraft Receivables Facility”). The purchasers had a first priority claim on all proceeds, including the underlying aircraft and any insurance proceeds, and had recourse against the Company, at varying percentages, depending on the character of the receivables sold. Since the Aircraft Receivables Facility no longer provided any real economic benefit, the Company bought out the receivables that remained in this facility in 2002 for $1,029 million, eliminating the cost of maintaining it, and brought the related assets onto the Company’s books. In connection with the buyback, the Company recorded the long-term receivables at estimated fair value using the reserves established in 2001, as described in Note A, Accounting Policies, Impairment of Long-Lived Assets. The $1 million balance in this facility at December 31, 2002 represented a remaining security interest in certain aircraft whose title had not yet been transferred back to the Company.

The (loss) gain resulting from the sale of receivables was $(6) million, $(2) million, and $3 million in 2002, 2001, and 2000, respectively. The outstanding balance of receivables sold under the Aircraft Receivables Facility was $1,448 million at December 31, 2001, of which $327 million represented past due amounts (including $301 million of commuter receivables), on which the Company’s recourse obligation was $1,097 million.

When the Company sold receivables, it retained interest-only strips and servicing rights and received a servicing fee. Any gain or loss on the sale of receivables depended in part, on the carrying amount of the receivables sold allocated between the receivables and the retained interests, based on their relative fair value at the date of sale and was recognized in the period in which the sale occurred. The retained interests, which were not material, included interest-only strips, servicing rights, and subordinated certificates, and were recorded at estimated fair value. The Company estimated fair value based on the present value of expected future cash flows using the Company’s best estimate of the key assumptions commensurate with the risks involved including credit losses, prepayment timing, forward yield curves, and discount rates. The Company’s retained interests were subject to credit, prepayment, and interest rate risks on the receivables sold.

Long-term receivables included commuter airline receivables of $680 million and $193 million at December 31, 2002 and 2001, respectively. The underlying aircraft serve as collateral for the general aviation and commuter aircraft receivables. The Company maintains reserves for estimated uncollectible aircraft-related long-term receivables. The balance of these reserves was $69 million and $136 million at December 31, 2002 and 2001, respectively. The reserves for estimated uncollectible aircraft-related long-term receivables represent the Company’s current estimate of future losses. The Company established these reserves based on an overall evaluation of identified risks. As a part of that evaluation, the Company considered certain specific receivables and considered factors including extended delinquency and requests for restructuring, among other things.

The increase in computer software in 2002 was due to the Company’s conversion of significant portions of its existing financial systems to a new integrated financial package. Accumulated amortization of computer software was $219 million and $174 million at December 31, 2002 and 2001, respectively.

Investments consisted of the following at December 31:

(In millions)	Ownership%	2002	2001

Equity method investments

TRS	50.0	$59	$18

HRL	33.3	29	28

HAL	49.0	13	7

Indra	49.0	12	12

Raytheon Aerospace	25.9	5	—

TelASIC	22.8	2	—

Flight Options	49.9	—	—

Space Imaging	30.9	—	48

Raytheon España	—	—	38

		120	151

Other investments

Alliance Laundry Systems		19	19

Other		15	11

		34	30

Total		$154	$181

In 1995, through the acquisition of E-Systems, Inc., the Company invested in Space Imaging and currently has a 31 percent equity investment in Space Imaging LLC. Since 1996, the Company has guaranteed a portion of Space Imaging’s debt and currently guarantees 50 percent of a $300 million Space Imaging credit facility that matures in March 2003. There were $277 million of Space Imaging borrowings outstanding under this facility at December 31, 2002. In 2002, the Company recorded a $175 million charge to write-off the Company’s investment in Space Imaging and accrue for the credit facility guarantee on which the Company expects to make payment in 2003. The charge was a result of the Company’s and Space Imaging’s other major investor’s decision not to provide additional funding at this time, whereby the Company does not believe that Space Imaging will be able to repay amounts outstanding under the credit facility.

To date, Space Imaging has purchased a significant amount of equipment from its major investors, including the Company. The Company’s outstanding receivables due from Space Imaging totaled $28 million at December 31, 2002. Space Imaging is pursuing its business plan, including assessments relative to future investment in a replacement satellite system and related funding requirements. Space Imaging was recently successful in obtaining certain long-term commitments from the U.S. government for purchases of commercial satellite imagery. In order to fund future replacement satellites, Space Imaging will likely need, but has not yet been able to obtain, commitments for additional funding. In light of current market conditions and those uncertainties, there can be no assurance that Space Imaging will be successful in attracting additional funding.

In 2002, the Company formed a joint venture with Flight Options, Inc. whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. The Company’s investment in and other assets related to the joint venture totaled $107 million at December 31, 2002, which includes equity losses the Company has recorded since the formation of the joint venture. There was approximately $59 million of collateral value underlying amounts due from Flight Options at

Notes to Consolidated Financial Statements continued

December 31, 2002. In addition, there was approximately $88 million of additional transaction-related receivables that the Company recorded at zero due to the uncertainty of the ultimate realization of those amounts, due to the fact that the new entity, Flight Options LLC (FO), has been unprofitable to date and has not been generating adequate cash flow to finance current operations. Given these operating results, the Company has loaned FO an additional $10 million since December 31, 2002.

FO, had been pursuing additional equity financing, but was not successful in that regard. As a result, the Company offered to exchange the FO debt it currently holds for additional equity in the joint venture, restructure other debt, and invest additional funds for additional equity. If this restructuring is completed, the Company will be responsible for FO’s operations, own a majority of FO’s stock, and consolidate FO’s results in the Company’s financial statements. Negotiations related to the restructuring are ongoing. If the Company consolidates Flight Options, it is not expected to have a material effect on the Company’s financial position or results of operations. Flight Options’ customers, in certain instances, have the contractual ability to require Flight Options to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was approximately $530 million at December 31, 2002.

In 2002, the Company sold its investment in Raytheon España for $43 million and recorded a gain of $4 million. Also in 2002, the Company agreed to provide $30 million of financing to JT3, L.L.C., a joint venture formed by the Company to provide range support to the U.S. Air Force and U.S. Navy, under which $21 million was outstanding at December 31, 2002. This financing is collateralized by JT3’s customer receivables.

In 2001, the Company formed a joint venture, Thales Raytheon Systems (TRS), that has two major operating subsidiaries, one of which the Company controls and consolidates. In addition, the Company has entered into joint ventures formed specifically to facilitate a teaming arrangement between two contractors for the benefit of the customer, generally the U.S. government, whereby the Company receives a subcontract from the joint venture in its capacity as prime contractor. Accordingly, the Company records the work it performs for the joint venture as operating activity. Certain joint ventures are not included in the table above as the Company’s investment in these entities is less than $1 million.

In 2001, the Company sold a majority interest in its aviation support business (Raytheon Aerospace) and retained $66 million in preferred and common equity in the business. The $66 million represents a 26 percent stake and was recorded at zero because the new entity is highly-leveraged. This initial investment will remain at zero until the new entity generates enough cash flow to show that the new entity will be able to liquidate the Company’s investment after satisfying its third party debt service payments. The $5 million investment balance noted above represents equity income the Company has recorded since the date of disposition.

The Company also has a 20 percent equity investment in Exostar LLC. Due to equity method losses recorded since formation, substantially all of the Company’s investment in Exostar has been written off.

In 1998, the Company sold its commercial laundry business unit to Alliance Laundry Systems for $315 million in cash and $19 million in securities.

Note I: Notes Payable and Long-term Debt

Notes payable and long-term debt consisted of the following at December 31:

(In millions)	2002	2001

Notes payable at a weighted-average interest rate of 4.48% for 2002 and 2.54% for 2001	$1	$166

Current portion of long-term debt	1,152	1,197

Notes payable and current portion of long-term debt	1,153	1,363

Notes due 2002, 6.45%, not redeemable prior to maturity	—	997

Notes due 2002, floating rate, 7.37%, not redeemable prior to maturity	—	200

Notes due 2003, 5.70%, not redeemable prior to maturity	377	377

Notes due 2003, 7.90%, not redeemable prior to maturity	775	773

Notes due 2005, 6.30%, not redeemable prior to maturity	438	437

Notes due 2005, 6.50%, not redeemable prior to maturity	687	685

Notes due 2006, 8.20%, redeemable at any time	797	797

Notes due 2007, 4.50%, redeemable at any time	224	—

Notes due 2007, 6.75%, redeemable at any time	920	916

Notes due 2008, 6.15%, redeemable at any time	542	550

Notes due 2010, 6.00%, redeemable at any time	222	231

Notes due 2010, 6.55%, redeemable at any time	244	256

Notes due 2010, 8.30%, redeemable at any time	398	397

Notes due 2012, 5.50%, redeemable at any time	345	—

Debentures due 2018, 6.40%, redeemable at any time	371	413

Debentures due 2018, 6.75%, redeemable at any time	249	272

Debentures due 2025, 7.375%, redeemable after 2005	205	205

Debentures due 2027, 7.20%, redeemable at any time	359	357

Debentures due 2028, 7.00%, redeemable at any time	184	184

Interest rate swaps	89	20

Other notes with varying interest rates	6	4

Less installments due within one year	(1,152)	(1,197)

Long-term debt	6,280	6,874

Total	$7,433	$8,237

The debentures due in 2025 are redeemable at the option of the Company after July 15, 2005 at redemption prices no greater than 103 percent of par. The notes and debentures redeemable at any time are at redemption prices equal to the present value of remaining principal and interest payments.

In 2002, the Company issued $575 million of long-term debt to reduce the amounts outstanding under the Company’s lines of credit. The Company has on file a shelf registration with the Securities and Exchange Commission registering the issuance of up to $2.4 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This accounting standard requires, among other things, that debt extinguishments used as part of an entity’s risk management strategy no longer meet the criteria for classification as extraordinary items. Because the Company does not use debt extinguishments as part of its risk management strategy, classification of gains or losses from long-term debt repurchases as extraordinary remains appropriate. In 2002, the Company repurchased debt with a par value of $96 million and recorded an extraordinary gain of $2 million pretax or $1 million after-tax. In 2001, the Company repurchased long-term debt with a par value of $1,375 million and recorded an extraordinary loss of $24 million pretax, $16 million after-tax, or $0.04 per diluted share.

In 2001, the Company entered into various interest rate swaps that corresponded to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. The $1.2 billion notional value of the interest rate swaps effectively converted approximately

Notes to Consolidated Financial Statements continued

15 percent of the Company’s total debt to variable rate debt. These interest rate swaps were designated as fair value hedges. In 2002, the Company closed out these interest rate swaps in order to reduce market rate risk. The Company received proceeds of $95 million in 2002 for the fair value of the swaps. The $95 million of value will be amortized over the remaining life of the corresponding debt as a reduction to interest expense.

The aggregate amounts of installments due on long-term debt for the next five years are:

(In millions)	2003	$1,152

	2004	4

	2005	1,125

	2006	797

	2007	1,146

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.85 billion at December 31, 2002, consisting of $1.55 billion which matures in November 2003, and $1.3 billion which matures in 2006. The lines of credit were $2.4 billion at December 31, 2001. There were no borrowings under the lines of credit at December 31, 2002. There was $140 million outstanding under the lines of credit at December 31, 2001. Credit lines with banks are also maintained by certain foreign subsidiaries to provide them with a limited amount of short-term liquidity. These lines of credit were $79 million and $129 million at December 31, 2002 and 2001, respectively. There was $1 million and $26 million outstanding under these lines of credit at December 31, 2002 and 2001, respectively. Compensating balance arrangements are not material.

The principal amounts of long-term debt were reduced by debt issue discounts and interest rate hedging costs of $90 million and $105 million, respectively, on the date of issuance, and are reflected as follows at December 31:

(In millions)	2002	2001

Principal	$7,511	$8,161

Unamortized issue discounts	(39)	(41)

Unamortized interest rate hedging costs	(40)	(49)

Installments due within one year	(1,152)	(1,197)

Total	$6,280	$6,874

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, to be at least 2.5 times net interest expense for the prior four quarters. In July 2002, the covenant was amended to exclude charges of $450 million related to discontinued operations. The Company was in compliance with the interest coverage ratio covenant, as amended, during 2002.

Total cash paid for interest was $437 million, $687 million, and $703 million in 2002, 2001, and 2000, respectively, including amounts classified as discontinued operations.

Note J: Equity Security Units

In May 2001, the Company issued 17,250,000, 8.25% equity security units for $50 per unit totaling $837 million, net of offering costs of $26 million. Approximately $20 million of the offering costs were allocated to equity and $6 million were allocated to the mandatorily redeemable equity securities. The net proceeds of the offering were used to reduce debt and for general corporate purposes. Each equity security unit consists of a contract to purchase shares of the Company’s common stock on May 15, 2004 which will result in cash proceeds to the Company of $863 million, and a mandatorily redeemable equity security, with a stated liquidation amount of $50, due on May 15, 2006 which will require a cash payment by the Company of $863 million. The contract obligates the holder to purchase, for $50, shares of common stock equal to the settlement rate. The settlement rate is equal to $50 divided by the average market value of the Company’s common stock at that time. The settlement rate cannot be greater than 1.8182 or less than 1.4903 shares of common stock per purchase contract. Using the treasury stock method, there is no effect on the computation of shares for diluted earnings per share if the average market value of the Company’s common stock is between $27.50 and $33.55 per share. The mandatorily redeemable equity security represents an undivided interest in the assets of RC Trust I, a Delaware business trust formed for the purpose of issuing these securities and whose assets consist solely of subordinated notes issued by the Company. During 2002, the average market value of the Company’s common stock was $35.41 per share, therefore, the Company included 1.4 million shares in its computation of shares for diluted earnings per share. The contract requires a quarterly distribution, which is recorded as a reduction in additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. Cash paid for the quarterly distribution on the contract was $11 million and $6 million in 2002 and 2001, respectively. The mandatorily redeemable equity security pays a quarterly distribution, which is included in interest expense, of 7% per year of the stated liquidation amount of $50 per mandatorily redeemable equity security until May 15, 2004. Cash paid for the quarterly distribution on the mandatorily redeemable equity security was $60 million and $31 million in 2002 and 2001, respectively. On May 15, 2004, following a remarketing of the mandatorily redeemable equity securities, the distribution rate will be reset at a rate equal to or greater than 7% per year.

Note K: Stockholders’ Equity

The changes in shares of common stock outstanding were as follows:

(In thousands)

Balance at December 31, 1999	338,760

Common stock plan activity	1,337

Treasury stock activity	523

Balance at December 31, 2000	340,620

Issuance of common stock	46,809

Common stock plan activity	1,230

Treasury stock activity	6,773

Balance at December 31, 2001	395,432

Issuance of common stock	9,218

Common stock plan activity	3,638

Treasury stock activity	(79)

Balance at December 31, 2002	408,209

The Company issued 5,100,000 shares of common stock in 2002 to fund the Company Match and Company Contributions, as described in Note O, Pension and Other Employee Benefits. The Company also issued 4,118,000 shares of common stock in 2002 in connection with other activity in the Company’s employee stock ownership plan. The Company issued 855,000 shares of common stock and 6,809,000 shares out of treasury in 2001 to fund the Company Match and Company Contributions, as described in Note O, Pension and Other Employee Benefits.

In May 2001, the Company issued 14,375,000 shares of common stock for $27.50 per share. In October 2001, the Company issued 31,578,900 shares of common stock for $33.25 per share. The proceeds of the offerings were $1,388 million, net of $56 million of offering costs, and were used to reduce debt and for general corporate purposes.

Basic earnings per share (EPS) is computed by dividing net income by the weighted- average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Notes to Consolidated Financial Statements continued

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In thousands)	2002	2001	2000

Average common shares outstanding for basic EPS	401,444	356,717	338,407

Dilutive effect of stock options, restricted stock, and equity security units	6,587	4,606	2,711

Shares for diluted EPS	408,031	361,323	341,118

Stock options to purchase 23.7 million, 20.5 million, and 22.3 million shares of common stock outstanding at December 31, 2002, 2001, and 2000, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company’s common stock during the respective years.

Stock options to purchase 17.9 million, 15.5 million, and 10.1 million shares of common stock outstanding at December 31, 2002, 2001, and 2000, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, and equity security units in the table above.

In 2001, the Company eliminated its dual class capital structure and reclassified its Class A and Class B common stock into a single new class of common stock. The Company also effected a 20-for-1 reverse-forward stock split that resulted in holders of fewer than 20 shares of common stock being cashed out of their holdings.

In 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the Company’s common stock to allow the Company to repurchase shares from time to time when warranted by market conditions. In 1998, the Board of Directors ratified and reauthorized the repurchase of 2.5 million shares that remained under the original authorization. There have been 11.8 million shares purchased under these authorizations through December 31, 2002. There were no shares repurchased under this program during 2002, 2001, and 2000.

In 1999, the Board of Directors authorized the repurchase of up to an additional 6 million shares of the Company’s common stock over the next three years. There have been no shares repurchased under this program.

In 1998, the Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock per year to counter the dilution due to the exercise of stock options. There were no shares repurchased under this program during 2002, 2001, and 2000.

The Board of Directors is authorized to issue up to 200,000,000 shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by the Board of Directors.

In 1997, in connection with the merger with Hughes Defense, the Company adopted a shareholder rights plan. The plan protects the Company and its stockholders against hostile takeover tactics. The rights entitle the holder, other than a potential acquirer, to purchase shares of the Company’s common stock at a 50 percent discount to the market price if certain triggering events occur, such as the acquisition of 15 percent or more of the Company’s common stock by a person or group.

Note L: Federal and Foreign Income Taxes

Income reported for federal and foreign tax purposes differs from pretax accounting income due to differences between U.S. Internal Revenue Code requirements and the Company’s accounting practices.

The provisions for federal and foreign income taxes consisted of the following:

(In millions)	2002	2001	2000

Current income tax expense

Federal	$50	$95	$38

Foreign	5	4	9

Deferred income tax expense (benefit)

Federal	243	(30)	286

Foreign	21	37	22

Total	$319	$106	$355

The provision for state income taxes was included in general and administrative expenses which are primarily allocable to government contracts.

The provision for income taxes differs from the U.S. statutory rate due to the following:

	2002	2001	2000

Tax at statutory rate	35.0%	35.0%	35.0%

Foreign sales corporation tax benefit	(3.5)	(29.0)	(3.0)

ESOP dividend deduction benefit	(1.1)	(9.0)	—

Research and development tax credit	(1.0)	(4.0)	(1.0)

Goodwill amortization	—	87.8	10.9

Other, net	0.3	4.7	0.8

Total	29.7%	85.5%	42.7%

Effective January 1, 2002, the Company discontinued the amortization of goodwill as required by SFAS No. 142, as described in Note A, Accounting Policies, Impairment of Long-Lived Assets. The higher effective tax rate in 2001 resulted from the increased effect of non-deductible amortization of goodwill on lower income before taxes resulting primarily from the charges at Raytheon Aircraft, as described in Note A, Accounting Policies, Impairment of Long-Lived Assets.

In 2002, 2001, and 2000, domestic income before taxes amounted to $999 million, $6 million, and $743 million, respectively, and foreign income before taxes amounted to $75 million, $118 million, and $89 million, respectively. Net cash refunds were $145 million, $27 million, and $22 million in 2002, 2001, and 2000, respectively.

Deferred federal and foreign income taxes consisted of the following at December 31:

(In millions)	2002	2001

Current deferred tax assets

Other accrued expenses	$378	$404

Contracts in process and inventories	119	117

Accrued salaries and wages	104	99

Deferred federal and foreign income taxes—current	$601	$620

Noncurrent deferred tax assets (liabilities)

Net operating loss and foreign tax credit carryforwards	$533	$478

Pension benefits	348	(805)

Retiree benefits	235	360

Depreciation and amortization	(711)	(465)

Revenue on leases and other	(124)	(131)

Deferred federal and foreign income taxes—noncurrent	$281	$(563)

There were $1 million and $17 million of taxes refundable included in prepaid expenses and other current assets at December 31, 2002 and 2001, respectively. Federal tax benefits related to discontinued operations were $126 million and $381 million in 2002 and 2001, respectively, and were included in deferred federal and foreign income taxes in the table above.

Notes to Consolidated Financial Statements continued

At December 31, 2002, the Company had net operating loss carryforwards of $1.2 billion that expire in 2020 through 2022 and foreign tax credit carryforwards of $87 million that expire in 2005 through 2007. The Company believes it will be able to utilize all of these carryforwards over the next 3 to 4 years.

Note M: Commitments and Contingencies

At December 31, 2002, the Company had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)	2003	$421

	2004	223

	2005	199

	2006	168

	2007	138

	Thereafter	349

In 2002, the Company sold its corporate headquarters and is leasing it back while the Company’s new corporate headquarters is being constructed. The Company’s new corporate headquarters are expected to be completed in 2003. Remaining lease payments under this lease at December 31, 2002, which are included in the table above, total approximately $4 million.

In 1998, the Company entered into a $490 million property sale and five-year operating lease (synthetic lease) facility. Under this lease facility property, plant, and equipment was sold and leased back in order to diversify the Company’s sources of funding and extend the term of a portion of the Company’s financing obligations. In 2003, the Company is required to buy back the assets remaining in the lease facility for approximately $138 million. Remaining lease payments under the lease facility at December 31, 2002, which are included in the table above, total $28 million in 2003. Rent expense was $276 million in 2002 and 2001 and $285 million in 2000.

At December 31, 2002, the Company had commitments under an agreement to outsource a significant portion of its information technology function requiring minimum annual payments as follows:

(In millions)	2003	$66

	2004	68

	2005	67

	2006	64

	2007	64

	Thereafter	129

The Company, in limited instances, has provided indemnifications for certain liabilities that could arise from the Company’s use of leased properties, outsourcing agreements, or sales of businesses. The Company is unable to estimate future payments, if any, that may be required under the aforementioned indemnities.

In connection with certain aircraft sales, the Company had offered trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft from the Company. The difference between the value of these trade-in incentives, the majority of which expire by the end of 2005, and the current estimated fair value of the underlying aircraft was approximately $28 million at December 31, 2002. There is a high degree of uncertainty inherent in the assessment of the likelihood and value of trade-in commitments.

The Company self-insures for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $50 million annually. Insurance is purchased from third parties to cover excess aggregate liability exposure from $50 million to $1.2 billion. This coverage also includes the excess of liability over $10 million per occurrence. The aircraft product liability reserve was $13 million and $17 million at December 31, 2002 and 2001, respectively.

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $143 million. On a discounted basis, the Company estimates the liability to be $92 million before U.S. government recovery and has accrued this amount at December 31, 2002. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $49 million at December 31, 2002 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Environmental remediation costs expected to be incurred are:

(In millions)	2003	$24

	2004	18

	2005	12

	2006	9

	2007	8

	Thereafter	72

The Company issues guarantees and has banks and insurance companies issue, on its behalf, letters of credit to meet various bid, performance, warranty, retention, and advance payment obligations. Approximately $1,227 million and $1,350 million of these contingent obligations were outstanding at December 31, 2002 and 2001, respectively. These instruments expire on various dates primarily through 2006. In the normal course of operations, the Company guarantees the performance of its subsidiaries on certain contracts and projects directly or through surety companies. At December 31, 2002, the amount of letters of credit, performance bonds, and parent guarantees, for which there were stated values, that remained outstanding was $367 million, $344 million, and $25 million, respectively, related to discontinued operations and are included in the numbers above, however, additional guarantees of project performance for which there is no stated value also remain outstanding.

In 1997, the Company provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank debt through 2015 related to the Brazilian government’s System for the Vigilance of the Amazon (SIVAM) program. The Company has also guaranteed 50 percent of Space Imaging’s debt, as described in Note H, Other Assets.

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company. Individually and in the aggregate, these investigations are not expected to have a material adverse effect on the Company’s financial position or results of operations.

In 2002, the Company received service of a grand jury subpoena issued by the United States District Court for the District of California. The subpoena seeks documents related to the activities of an international sales representative engaged by the Company related to a foreign military sales contract in Korea in the late 1990s. The Company has in place appropriate compliance policies and procedures, and believes its conduct has been consistent with those policies and procedures. The Company is cooperating fully with the investigation.

The Company continues to cooperate with the staff of the Securities and Exchange Commission (SEC) on an investigation related to the Company’s accounting practices primarily related to the commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft from 1997 to 2001. The Company has been providing documents and information to the SEC staff. The Company is unable to predict the outcome of the investigation or any action that the SEC might take.

Notes to Consolidated Financial Statements continued

In late 1999, the Company and two of its officers were named as defendants in several class action lawsuits which were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants (the “Consolidated Complaint”). The Consolidated Complaint principally alleges that the defendants violated federal securities laws by making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the class period of October 7, 1998 through October 12, 1999. In March 2002, the court certified the class of plaintiffs as those people who purchased the Company’s stock between October 7, 1998 and October 12, 1999. In September 2000, the Company and the individual defendants filed a motion to dismiss, which the plaintiffs opposed. The court heard arguments on the motion in February 2001. In August 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. Discovery is proceeding on the two circumstances that remain the subject of claims.

In 1999 and 2000, the Company was also named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits. The derivative complaints contain allegations similar to those included in the Consolidated Complaint and further allege that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. In December 2001, the Company and the individual defendants filed a motion to dismiss one of the derivative lawsuits. These actions have since been consolidated, and the plaintiffs have filed a consolidated amended complaint. The defendants have advised the court that they intend to file a motion to dismiss the consolidated amended complaint.

In June 2001, a purported class action lawsuit was filed on behalf of all purchasers of common stock or senior notes of WGI during the class period of April 17, 2000 through March 1, 2001 (the “WGI Complaint”). The plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed in October 2001 alleging similar claims. The Company and the individual defendants filed a motion seeking to dismiss the action in November 2001. In April 2002, the motion to dismiss was denied. The defendants have filed their answer to the amended complaint and discovery is proceeding.

In July 2001, the Company was named as a nominal defendant and all of its directors at the time have been named as defendants in two identical purported derivative lawsuits. The derivative complaints contain allegations similar to those included in the WGI Complaint and further allege that the individual defendants breached fiduciary duties to the Company and failed to maintain systems necessary for prudent management and control of the Company’s operations. In December 2001, the Company and the individual defendants filed a motion to dismiss one of the derivative lawsuits.

Also in July 2001, the Company was named as a nominal defendant and members of its Board of Directors and several current and former officers have been named as defendants in another purported shareholder derivative action which contains allegations similar to those included in the WGI Complaint and further alleges that the individual defendants breached fiduciary duties to the Company and failed to maintain systems necessary for prudent management and control of the Company’s operations. In June 2002, the defendants filed a motion to dismiss the complaint. In September 2002, the plaintiff agreed to voluntarily dismiss this action without prejudice so that it can be re-filed in another jurisdiction.

Although the Company believes that it and the other defendants have meritorious defenses to each and all of the aforementioned class action and derivative complaints and intends to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company’s financial position or results of operations in the period in which the lawsuits are resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Note N: Stock Plans

The 2001 Stock Plan and 1995 Stock Option Plan provide for the grant of both incentive and nonqualified stock options at an exercise price which is not less than 100 percent of the fair value on the date of grant. The 1991 Stock Plan provided for the grant of incentive stock options at an exercise price which is 100 percent of the fair value on the date of grant and nonqualified stock options at an exercise price which may be less than the fair value on the date of grant. The 1976 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price which is 100 percent of the fair value on the date of grant. No further grants are allowed under the 1991 Stock Plan and 1976 Stock Option Plan. All of these plans were approved by the Company’s stockholders.

The plans also provide that all stock options may generally be exercised in their entirety 1 to 6 years after the date of grant. Incentive stock options terminate 10 years from the date of grant, and those stock options granted after December 31, 1986 become exercisable to a maximum of $100,000 per year. Nonqualified stock options terminate 11 years from the date of grant, 10 years and a day if issued in connection with the 1995 Stock Option Plan, or as determined by the Management Development and Compensation Committee of the Board of Directors (MDCC) if issued under the 2001 Stock Plan.

The 2001 Stock Plan and 1991 Stock Plan also provide for the award of restricted stock and restricted units. The 2001 Stock Plan also provides for the award of stock appreciation rights. The 1997 Nonemployee Directors Restricted Stock Plan provides for the award of restricted stock to nonemployee directors. Restricted stock, restricted unit, and stock appreciation rights awards are determined by the MDCC and are compensatory in nature. Restricted stock, restricted units, and stock appreciation rights vest over a specified period of time as determined by the MDCC. Restricted stock awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. A wholly-owned subsidiary of the Company also maintains a stock option plan which may result in the issuance of additional stock options under the 1995 Stock Option Plan.

No further grants are allowed under the 2001 Stock Plan, 1997 Nonemployee Directors Restricted Stock Plan, and 1995 Stock Option Plan after January 31, 2011, November 25, 2006, and March 21, 2005, respectively.

Awards of 201,800; 207,100; and 1,152,800 shares of restricted stock and restricted units were made to employees and directors at a weighted average fair value at the grant date of $32.62, $28.13, and $21.21 in 2002, 2001, and 2000, respectively. The required conditions for 428,600; 304,600; and 140,900 shares of restricted stock and restricted units were satisfied in 2002, 2001, and 2000, respectively. There were 183,500; 715,800; and 285,900 shares of restricted stock and restricted units forfeited in 2002, 2001, and 2000, respectively. There were 837,600; 1,249,300; and 2,062,600 shares of restricted stock and restricted units outstanding at December 31, 2002, 2001, and 2000, respectively. The amount of compensation expense recorded was $7 million, $12 million, and $19 million in 2002, 2001, and 2000, respectively. The balance of unearned compensation was $12 million and $17 million at December 31, 2002 and 2001, respectively.

There were 59.2 million, 70.6 million, and 49.2 million additional shares of common stock (including shares held in treasury) authorized for stock options and restricted stock awards at December 31, 2002, 2001, and 2000, respectively.

Notes to Consolidated Financial Statements continued

Stock option information for 2002, 2001, and 2000 follows:

(Share amounts in thousands)	Shares	Weighted-Average Option Price

Outstanding at December 31, 1999	25,057	$52.40

Granted	12,565	19.81

Exercised	(253)	18.81

Expired	(3,276)	41.68

Outstanding at December 31, 2000	34,093	$41.66

Granted	9,321	29.85

Exercised	(1,275)	20.68

Expired	(2,942)	43.79

Outstanding at December 31, 2001	39,197	$39.38

Granted	10,049	42.04

Exercised	(3,575)	22.89

Expired	(3,527)	44.35

Outstanding at December 31, 2002	42,144	$40.99

The following tables summarize information about stock options outstanding and exercisable at December 31, 2002:

(Share amounts in thousands)		Options Outstanding

Exercise Price Range	Shares Outstanding at December 31, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price

$18.19 to $29.78	14,952	7.8 years	$24.98

$31.24 to $49.19	14,116	7.7 years	$40.96

$51.06 to $59.44	8,423	4.9 years	$54.29

$66.91 to $73.78	4,653	6.5 years	$68.49

Total	42,144

(Share amounts in thousands)		Options Exercisable

Exercise Price Range		Shares Exercisable at December 31, 2002	Weighted- Average Exercise Price

$18.19 to $ 29.78		7,037	$23.35

$31.24 to $ 49.19		4,652	$37.76

$51.06 to $ 59.44		8,423	$54.29

$66.91 to $ 73.78		4,653	$68.49

Total		24,765

Shares exercisable at the corresponding weighted-average exercise price at December 31, 2002, 2001, and 2000, were 24.8 million at $45.06, 24.2 million at $47.78, and 21.1 million at $48.51, respectively.

Note O: Pension and Other Employee Benefits

The Company has pension and retirement plans covering the majority of its employees, including certain employees in foreign countries. Total pension income includes foreign pension expense of $9 million in 2002, $3 million in 2001, and $7 million in 2000. In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. Substantially all of the Company’s U.S. employees may become eligible for these benefits. The measurement date is October 31.

Plan assets consist primarily of publicly-traded equity securities (including 2,279,000 shares of the Company’s common stock with a fair value of $70 million at December 31, 2002 and 87,000 of the Company’s equity security units, with a fair value of $5 million at December 31, 2002) and publicly-traded fixed income securities.

The information presented below includes the effect of divestitures. In 2002, the Company recorded a $41 million other benefits curtailment gain, which is included in discontinued operations, as a result of the sale of AIS. In 2001, the Company recorded a $17 million pension benefits curtailment gain and a $1 million other benefits curtailment gain as a result of workforce reductions at RAC and the sale of a majority interest in the Company’s aviation support business. The Company recorded a $4 million other benefits curtailment gain in 2001 and a $6 million pension benefits curtailment gain in 2000 as a result of the closure of the Company’s Lewisville, TX operation. In 2000, the Company recorded a $35 million pension benefits curtailment gain, which is included in discontinued operations, as a result of the sale of RE&C.

Change in Benefit Obligation

	Pension Benefits		Other Benefits

(In millions)	2002	2001	2002	2001

Benefit obligation at beginning of year	$11,422	$10,707	$1,547	$1,288

Service cost	278	256	21	19

Interest cost	790	795	105	95

Plan participants’ contributions	27	26	—	—

Amendments	3	72	(348)	—

Actuarial loss	317	483	430	291

Curtailments	—	(17)	(41)	(5)

Foreign exchange	27	—	—	—

Benefits paid	(885)	(900)	(135)	(141)

Benefit obligation at end of year	$11,979	$11,422	$1,579	$1,5 47

Change in Plan Assets

	Pension Benefits		Other Benefits

(In millions)	2002	2001	2002	2001

Fair value of plan assets at beginning of year	$10,409	$14,108	$410	$425

Actual return on plan assets	(488)	(2,876)	(22)	(40)

Company contributions	49	51	100	166

Plan participants’ contributions	27	26	—	—

Foreign exchange	23	—	—	—

Benefits paid	(885)	(900)	(135)	(141)

Fair value of plan assets at end of year	$9,135	$10,409	$353	$410

Funded Status—unrecognized components

	Pension Benefits		Other Benefits

(In millions) December 31:	2002	2001	2002	2001

Funded status	$(2,844)	$(1,013)	$(1,226)	$(1,137)

Unrecognized actuarial loss	4,853	2,868	723	251

Unrecognized transition (asset) obligation	—	(4)	185	210

Contributions	2	1	—	—

Unrecognized prior service cost	184	210	(347)	(6)

Prepaid (accrued) benefit cost	$2,195	$2,062	$(665)	$(682)

The table above reconciles the difference between the benefit obligation and the fair value of plan assets to the amounts recorded on the balance sheet due to certain items that are amortized in accordance with SFAS No. 87 rather than recognized in the current period.

Notes to Consolidated Financial Statements continued

Funded Status—amounts recorded on the balance sheet

	Pension Benefits		Other Benefits

(In millions) December 31:	2002	2001	2002	2001

Prepaid benefit cost	$661	$2,280	$15	$31

Accrued benefit liability	(1,942)	(542)	(680)	(713)

Intangible asset	217	150	—	—

Employer contributions	6	—	—	—

Accumulated other comprehensive income	3,253	174	—	—

Prepaid (accrued) benefit cost	$2,195	$2,062	$(665)	$(682)

Components of Net Periodic Benefit Income

	Pension Benefits

(In millions)	2002	2001	2000

Service cost	$278	$256	$320

Interest cost	790	795	763

Expected return on plan assets	(1,193)	(1,247)	(1,164)

Amortization of transition asset	(3)	(4)	(6)

Amortization of prior service cost	20	19	18

Recognized net actuarial loss (gain)	19	(114)	(81)

Loss (gain) due to curtailments/settlements	9	9	(36)

Net periodic benefit (income)	$(80)	$(286)	$(186)

The net periodic benefit income includes expense from discontinued operations, including curtailments, of $9 million in 2002 and $11 million in 2001 and income from discontinued operations, including curtailments, of $43 million in 2000.

Components of Net Periodic Benefit Cost

	Other Benefits

(In millions)	2002	2001	2000

Service cost	$21	$19	$20

Interest cost	105	95	92

Expected return on plan assets	(30)	(34)	(31)

Amortization of transition obligation	25	25	25

Amortization of prior service cost	—	(1)	(1)

Recognized net actuarial loss (gain)	9	(10)	(7)

Gain due to curtailments/settlements	(47)	(5)	—

Net periodic benefit cost	$83	$89	$98

The net periodic benefit cost includes income from discontinued operations, including curtailments, of $47 million in 2002.

Weighted-Average Assumptions

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

Discount rate	7.00%	7.25%	7.00%	7.25%

Expected return on plan assets	9.50%	9.50%	8.50%	8.50%

Rate of compensation increase	4.50%	4.50%	4.50%	4.50%

Healthcare trend rate in the next year			12.00%	11.00%

Gradually declining to a trend rate of			5.5%	5.0%

In the years beyond			2013	2010

The actual rate of return on pension plan assets was (9.6) percent, 1.7 percent, and 8.9 percent for the three, five, and 10-year periods ended December 31, 2002, respectively.

The effect of a one percent increase and decrease in the assumed healthcare trend rate for each future year for the aggregate of service and interest cost is $8 million and $(7) million, respectively, and for the accumulated postretirement benefit obligation is $114 million and $(100) million, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $10,998 million, $9,942 million, and $8,022 million, respectively, at December 31, 2002, and $1,880 million, $1,817 million, and $1,275 million, respectively, at December 31, 2001.

The Company maintains an employee stock ownership plan (ESOP) which includes the Company’s 401(k) plan (defined contribution plan), under which covered employees are allowed to contribute up to a specific percentage of their pay. The Company matches the employee’s contribution, up to a maximum of generally between three and four percent of the employee’s pay, by making a contribution to the Company stock fund (Company Match). Total expense for the defined contribution plan was $166 million, $183 million, and $176 million in 2002, 2001, and 2000, respectively. The defined contribution plan expense includes expense from discontinued operations of $2 million in 2002 and $9 million in 2001 and 2000.

The Company also makes an annual contribution to the Company stock fund of approximately one-half of one percent of salaries and wages, limited to $200,000 in 2002 and $170,000 in 2001 and 2000, of most U.S. salaried and hourly employees (Company Contributions). The expense was $26 million, $28 million, and $26 million and the number of shares allocated to participant accounts was 640,000; 941,000; and 1,455,000 in 2002, 2001, and 2000, respectively.

The Company funded a portion of the Company Match and Company Contributions in 2002, 2001, and 2000 through the issuance of common stock.

At December 31, 2002, there was a total of $6.4 billion invested in the Company’s defined contribution plan. At December 31, 2002, there was a total of $1.3 billion invested in the Company stock fund consisting of $488 million of Company Match which must remain invested in the Company stock fund for five years from the year in which the contribution was made or the year in which the employee reaches age 55, whichever is earlier; $189 million of Company Contributions which must remain invested in the Company stock fund until the employee reaches age 55 and completes 10 years of service; and $661 million over which there are no restrictions.

Note P: Business Segment Reporting

Reportable segments have been determined based upon product lines and include the following: Electronic Systems; Command, Control, Communication and Information Systems; Technical Services; Commercial Electronics; and Aircraft.

Segment net sales and operating income include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations include Company-wide accruals and over/under applied overhead that have not been attributed to a particular segment and inter-segment sales and profit eliminations.

Electronic Systems (ES) is the largest segment and represents the majority of the Company’s defense electronics businesses. ES focuses on missile systems including anti-ballistic missile systems; air defense; air-to-air, surface-to-air, and air-to-surface missiles; naval and maritime systems; ship self-defense systems; strike, interdiction, and cruise missiles; and advanced munitions. ES also specializes in radar, electronic warfare, infrared, laser, and GPS technologies with programs focusing on land, naval, airborne, and spaceborne systems used for surveillance, reconnaissance, targeting, navigation, commercial, and scientific applications. Some of the leading programs in ES include: the Patriot Air Defense System; the Ground-Based Radar for the THAAD system; technologies for the U.S. Missile Defense Agency; the Tomahawk Cruise Missile program; airborne radar systems for

Notes to Consolidated Financial Statements continued

the B-2, F-14, F-15, F/A-18, AV-8B, and the next generation F-22 programs; sensors for applications such as the Global Hawk and Predator Unmanned Aerial Vehicle Reconnaissance Systems; and advanced night vision technologies.

Command, Control, Communication and Information Systems (C3I) is involved in battle management systems; communication systems; network security software; fire control systems; high resolution space-based imaging systems; air traffic control systems; tactical radios; satellite communication ground control terminals; wide area surveillance systems; ground-based information processing systems; image processing; large scale information retrieval, processing, and distribution systems; and global broadcast systems. Some of the leading programs in C3I include: the U.S. Navy’s Cooperative Engagement Capability (CEC) program that integrates sensor information from multiple sources to provide ships, aircraft, and land-based installations an integrated air picture; the Brazilian System for the Vigilance of the Amazon (SIVAM), which provides an integrated information network linking numerous sensors to regional and national coordination centers; and air traffic control and weather systems at airports worldwide, including the Federal Aviation Administration/Department of Defense Standard Terminal Automation Replacement System (STARS) program. Through C3I, the Company operates a trans-atlantic joint venture, Thales Raytheon Systems (TRS), encompassing air defense/command and control centers, and ground-based air surveillance and weapon-locating radars.

Technical Services (TS) provides information technology services, training programs, and logistics and base operations support throughout the U.S. and other countries. TS performs complete engineering and depot-level cradle-to-grave support for the Company’s manufactured equipment and to various commercial and military customers. TS is a world leader in providing and supporting range instrumentation systems and bases worldwide for the Department of Defense. TS also provides missile range calibration services for the U.S. Air Force, trains U.S. Army personnel in battlefield tactics, and supports undersea testing and evaluation for the U.S. Navy. TS provides operations and engineering support to the Atlantic Underwater Test and Evaluation Center and range technical support and facilities maintenance at several Department of Defense facilities.

The Company’s commercial electronics businesses produce, among other things, precision optical products for defense, commercial, and telecommunications customers; gallium arsenide integrated circuits and power amplifiers for defense and wireless communications customers; thermal imaging products for the public safety, industrial, and transportation markets; navigation and communication systems for the commercial and military marine markets; and other electronic components for a wide range of applications.

Raytheon Aircraft Company (RAC) offers a broad product line of aircraft and aviation services in the general aviation market. RAC manufactures, markets, and supports business jets, turboprops, and piston-powered aircraft for the world’s commercial, regional airline, fractional ownership, and military aircraft markets. RAC’s piston-powered aircraft line includes the single-engine Beech Bonanza and the twin-engine Beech Baron aircraft for business and personal flying. The King Air turboprop series includes the Beech King Air C90B, B200, and 350. The jet line includes the Beechjet 400A light jet, the Hawker 800XP midsize business jet, and the Beechcraft Premier I entry-level business jet. A new super midsize business jet, the Hawker Horizon, is currently in development. RAC also supplies aircraft training systems, including the T-6A trainer selected as the next-generation trainer for the U.S. Air Force and Navy under the Joint Primary Aircraft Training System. Additionally, RAC produces special mission aircraft, including military versions of the King Air and the U-125 search-and-rescue variant of the Hawker 800. RAC also sells a 19-passenger regional airliner.

Segment financial results were as follows:

Net Sales

(In millions)	2002	2001		2000

Electronic Systems	$9,018	$8,167		$7,657

Command, Control, Communication and Information Systems	4,140	3,770		3,419

Technical Services	2,133	2,050		1,822

Commercial Electronics	423	453		666

Aircraft	2,158	2,572		3,220

Corporate and Eliminations	(1,112)	(995)		(967)

Total	$16,760	$16,017		$15,817

Operating Income

(In millions)	2002	2001		2000

Electronic Systems	$1,260	$1,111		$1,044

Command, Control, Communication and Information Systems	420	396		358

Technical Services	128	158		123

Commercial Electronics	(4)	(57)		(4)

Aircraft	(4)	(760	)(1)	159

Corporate and Eliminations	(46)	(82)		(100)

Total	1,754	766		1,580

(1) Includes charges of $745 million, as described in Note A, Accounting Policies, Impairment of Long-Lived Assets.

Operating Cash Flow

(In millions)	2002	2001	2000

Electronic Systems	$586	$717	$699

Command, Control, Communication and Information Systems	133	61	204

Technical Services	174	(57)	22

Commercial Electronics	32	(45)	63

Aircraft	(50)	(457)	(372)

Corporate	764	(40)	(138)

Total	$1,639	$179	$478

Operating cash flow, as defined by the Company to evaluate cash flow performance by the segments, includes capital expenditures and expenditures for internal use software. Corporate operating cash flow includes the difference between amounts charged to the segments for interest and taxes on an intercompany basis and the amounts actually paid by the Company.

Capital Expenditures

(In millions)	2002	2001	2000

Electronic Systems	$269	$241	$197

Command, Control, Communication and Information Systems	66	86	70

Technical Services	21	4	5

Commercial Electronics	18	30	33

Aircraft	84	100	116

Total	$458	$461	$421

Notes to Consolidated Financial Statements continued

Depreciation and Amortization

(In millions)	2002	2001	2000

Electronic Systems	$164	$344	$328

Command, Control, Communication and Information Systems	62	158	160

Technical Services	13	37	35

Commercial Electronics	21	28	29

Aircraft	104	110	90

Total	$364	$677	$642

Identifiable Assets at December 31:

(In millions)	2002	2001

Electronic Systems	$10,402	$10,497

Command, Control, Communication and Information Systems	5,164	5,113

Technical Services	1,526	1,656

Commercial Electronics	655	683

Aircraft	4,076	3,273

Corporate	2,048	3,908

Total	$23,871	$25,130

Intersegment sales in 2002, 2001, and 2000, respectively, were $275 million, $223 million, and $180 million for Electronic Systems, $123 million, $117 million, and $122 million for Command, Control, Communication and Information Systems, $593 million, $545 million, and $496 million for Technical Services, $117 million, $106 million, and $110 million for Commercial Electronics, and $4 million, $4 million, and $59 million for Aircraft.

Segment Reorganization

Effective January 1, 2003, the Company will begin reporting its government and defense businesses in six segments. In addition, the Company’s Commercial Electronics businesses have been reassigned to the new government and defense businesses. The Company’s Aircraft segment will continue to be reported separately. Accordingly, beginning in the first quarter of 2003, the Company will report its financial results in the following segments: IDS, IIS, MS, NCS, SAS, TS, and RAC.

Integrated Defense Systems (IDS) provides integrated air and missile defense and naval and maritime war-fighting systems and modeling and simulation capabilities.

Intelligence and Information Systems (IIS) provides signal and image processing, geospatial intelligence, airborne and spaceborne command and control, ground engineering support, and weather and environmental management.

Missile Systems (MS) provides air-to-air, precision strike, surface Navy air defense, land combat missiles, guided projectiles, kinetic kill vehicles, and directed energy weapons.

Network Centric Systems (NCS) provides network centric solutions to integrate sensors, communications, and command and control to manage the battlespace.

Space and Airborne Systems (SAS) provides electro-optical/infrared sensors, airborne radars, solid state high energy lasers, precision guidance systems, electronic warfare systems, and space-qualified systems for civil and military applications.

Technical Services (TS) provides technical, scientific, and professional services for defense, federal, and commercial customers worldwide.

Raytheon Aircraft Company (RAC) manufactures, markets, and supports business jets, turbo-props, and piston-powered aircraft for the world’s commercial, regional airline, fractional ownership, and military aircraft markets.

Also beginning in the first quarter of 2003, the Company will change the way pension expense or income is reported in the Company’s segment results. Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans, which are determined by other factors. A major factor for determining pension funding requirements are Cost Accounting Standards (CAS) that proscribe the allocation to and recovery of pension costs on U.S. government contracts. The Company will report the difference between SFAS No. 87 (FAS) pension expense or income and CAS pension expense as a separate line item in the Company’s segment results called FAS/CAS Income Adjustment. The Company’s individual segment results will now only include pension expense as determined under CAS, which can generally be recovered through the pricing of products and services to the U.S. government. Previously, the Company’s individual segment results included FAS pension expense or income, which consisted of CAS pension expense and an adjustment to reconcile CAS pension expense to FAS pension expense or income.

Operations by Geographic Areas

(In millions)	United States	Outside United States (Principally Europe)	Consolidated

Sales

2002	$14,155	$2,605	$16,760

2001	13,293	2,724	16,017

2000	12,915	2,902	15,817

Long-lived assets at

December 31, 2002	$5,391	$195	$5,586

December 31, 2001	5,567	201	5,768

The country of destination was used to attribute sales to either United States or Outside United States. Sales to major customers in 2002, 2001, and 2000 were: U.S. government, including foreign military sales, $12,255 million, $11,161 million, and $10,220 million, respectively, and U.S. Department of Defense, $10,406 million, $9,512 million, and $9,278 million, respectively.

Note Q: Quarterly Operating Results (unaudited)

(In millions except per share amounts and stock prices)

2002	First	Second	Third	Fourth

Net sales	$3,911	$4,095	$4,092	$4,662

Gross margin	751	888	852	911

Income from continuing operations	149	223	228	155

Net income (loss)	(583)	(136)	147	(68)

Earnings per share from continuing operations

Basic	0.38	0.56	0.56	0.38

Diluted	0.37	0.54	0.56	0.38

Net income (loss) per share

Basic	(1.47)	(0.34)	0.36	(0.17)

Diluted	(1.44)	(0.33)	0.36	(0.17)

Cash dividends per share

Declared	0.20	0.20	0.20	0.20

Paid	0.20	0.20	0.20	0.20

Common stock prices

High	40.95	44.52	38.63	30.75
Low	30.88	37.54	28.61	26.86

Notes to Consolidated Financial Statements continued

2001	First	Second	Third	Fourth

Net sales	$3,772	$4,097	$3,755	$4,393

Gross margin	706	814	28	805

Income (loss) from continuing operations	98	136	(280)	64

Net loss	(120)	(188)	(285)	(162)

Earnings (loss) per share from continuing operations

Basic	0.29	0.39	(0.78)	0.17

Diluted	0.28	0.38	(0.78)	0.17

Net loss per share

Basic	(0.35)	(0.54)	(0.79)	(0.43)

Diluted	(0.35)	(0.53)	(0.79)	(0.42)

Cash dividends per share

Declared	0.20	0.20	0.20	0.20

Paid	0.20	0.20	0.20	0.20

Common stock prices

Common Stock—High	—	32.03	34.80	36.30

Common Stock—Low	—	26.30	24.85	29.82

Class A—High	35.60	32.80	—	—

Class A—Low	26.00	27.45	—	—

Class B—High	36.59	32.85	—	—

Class B—Low	26.00	27.75	—	—

Note: Earnings per share are computed independently for each of the quarters presented, therefore, the sum of the quarterly earnings per share may not equal the total computed for the year. In the fourth quarter of 2002, the Company changed its method of inventory costing at Raytheon Aircraft from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change decreased the net loss in the fourth quarter of 2002 by $7 million or $0.02 per basic and diluted share. The effect of the change on the reported net loss was a decrease of $4 million or $0.01 per basic and diluted share in the first and fourth quarter of 2001. In the second quarter of 2001, the Company recorded an extraordinary gain on debt repurchases of $6 million pretax, $4 million after-tax, or $0.01 per basic and diluted share. In the fourth quarter of 2001, the Company recorded an extraordinary loss on debt repurchases of $30 million pre-tax, $20 million after-tax, or $0.05 per basic and diluted share.

Note R: Financial Instruments

At December 31, 2002, the Company had recorded forward exchange contracts designated as cash flow hedges at their fair value. Unrealized gains of $28 million were included in other assets and unrealized losses of $16 million were included in current liabilities. The offset was included in other comprehensive income, net of tax, of which approximately $4 million of net unrealized gains are expected to be reclassified to earnings over the next twelve months as the underlying transactions mature. Gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying assets or liabilities being hedged. The maturity dates of the forward exchange contracts outstanding at December 31, 2002 extend through 2010. Certain immaterial contracts were not designated as effective hedges and therefore were included in other income and expense. The amount charged to other income and expense related to these contracts was less than $1 million in 2002 and 2001.

The Company has one outstanding interest rate swap agreement related to long-term receivables at Raytheon Aircraft with a notional amount of $77 million that matures in 2004. Under this agreement, the Company pays interest at a fixed rate of 6.2%, and receives a variable rate equal to one-month LIBOR. The variable rate applicable to this agreement was 1.4% at December 31, 2002. This interest rate swap is considered a cash flow hedge. At December 31, 2002, the Company had recorded the interest rate swap at fair value consisting of an unrealized loss of $4 million included in current liabilities with the offset included in other comprehensive income, net of tax, of which approximately $3 million is expected to be reclassified to earnings over the next twelve months. The ineffective portion was not material in 2002 and 2001.

The following table summarizes major currencies and the approximate amounts associated with foreign exchange contracts at December 31:

	2002		2001

(In millions)	Buy	Sell	Buy	Sell

British Pounds	$438	$149	$199	$3

European Euros	22	31	41	31

Australian Dollars	8	6	12	—

Swiss Francs	—	31	—	29

All other	12	1	8	2

Total	$480	$218	$260	$65

Buy amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign exchange contracts that do not involve U.S. dollars have been converted to U.S. dollars for disclosure purposes.

Foreign currency forward contracts, used only to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts, have maturities at various dates through 2010 as follows: $344 million in 2003, $108 million in 2004, $82 million in 2005, $61 million in 2006, and $103 million thereafter.

Note S: Other Income and Expense

The components of other expense (income), net were as follows:

(In millions)	2002	2001	2000

Space Imaging charge	$175	—	—

Equity losses in unconsolidated affiliates	26	$27	$28

Gain on sale of corporate headquarters	(29)	—	—

Gain on sale of investments	(4)	—	—

Gain on sale of the recreational marine business	—	(39)	—

Gain on sale of the aviation support business	—	(35)	—

Gain on sale of the optical systems business	—	—	(30)

Gain on sale of the flight simulation business	—	—	(6)

Other	42	29	20

Total	$210	$(18)	$12

Equity losses in unconsolidated affiliates include the Company’s share of the operating losses at Space Imaging, Flight Options, and Exostar.

Note T: Subsequent Events

In February 2003, the Company entered into a settlement agreement with the U.S. Attorney for the District of Massachusetts, the U.S. Customs Service, and the office of Defense Trade Controls of the U.S. Department of State to resolve the U.S. government’s investigation of the contemplated sale by the Company of troposcatter radio equipment to a customer in Pakistan. According to the terms of the settlement, the Company paid a $23 million civil penalty, which had been accrued prior to 2002, and will spend $2 million to improve the Company’s export compliance program. The Company has agreed to appoint a special compliance officer from outside the Company to oversee the Company’s export activities, principally at the communications business of NCS.

Company Responsibility for Financial Statements

The financial statements and related information contained in this Annual Report have been prepared by and are the responsibility of the Company’s management. The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect judgments and estimates as to the expected effects of transactions and events currently being reported. The Company’s management is responsible for the integrity and objectivity of the financial statements and other financial information included in this Annual Report. To meet this responsibility, the Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are properly executed and recorded. The system includes policies and procedures, internal audits, and Company officers’ reviews.

The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically and, when appropriate, separately with representatives of the independent accountants, Company officers, and the internal auditors to monitor the activities of each.

Upon recommendation of the Audit Committee, PricewaterhouseCoopers LLP, independent accountants, were selected by the Board of Directors to audit the Company’s financial statements and their report follows.

Senior Vice President and Chief Financial Officer	Chairman and Chief Executive Officer

Report of Independent Accountants

To the Board of Directors and Stockholders of Raytheon Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note F to the consolidated financial statements, the Company changed its method of determining the cost of aircraft inventories from the last-in, first-out (LIFO) basis to the first-in, first-out (FIFO) basis. The change has been applied retroactively by restating the consolidated financial statements for prior years.

As discussed in Note A to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and its method of accounting for long-lived assets and discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Boston, Massachusetts

January 21, 2003, except as to the eighth paragraph in Note H as to which the date is February 14, 2003, except as to the information in Note T as to which the date is February 24, 2003, and except as to the second, fifth and tenth paragraphs and all of the tables in Note B as to which the date is March 20, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the directors of the Company is contained in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders under the captions “The Board of Directors and Board Committees” and “Election of Directors” and is incorporated herein by reference. Information regarding the executive officers of the Company is contained in Part I, Item 4(A) of this Form 10-K. Information required by Item 405 of Regulation S-K is contained in the Company’s definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11. Executive Compensation

This information is contained in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Pension Plans” and “Executive Employment Agreements” and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and for directors and executive officers is contained in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference.

The following table provides information as of December 31, 2002 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted – average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans previously approved by security holders	39,754,700	$40.98	22,048,300	(2)
Equity compensation plans not previously approved by security holders (3)	-0-	—	-0-

Total	39,754,700	$40.98	22,048,300

(1) The table does not include information regarding options the Company assumed in connection with the acquisitions, in 1997, of the defense business of Texas Instruments Incorporated and the defense business of Hughes Electronics Corporation. The Company only assumed individual options and did not assume any equity compensation plans of either Texas Instruments or Hughes Electronics in connection with the foregoing acquisitions. No further options will be granted beyond those previously assumed in connection with the acquisitions. Assumed options that terminate prior to expiration are not available for re-grant. As of December 31, 2002, there were 2,389,700 shares to be issued upon exercise of the assumed options with a weighted average exercise price of $41.28.

(2) The number of shares remaining available for future issuance under plans approved by shareholders includes 2,254,700 shares available for stock option grants under the 1995 Stock Option Plan; and 19,793,600 shares available for grant in the form of stock options, stock appreciation rights, stock units and restricted stock under the 2001 Stock Plan, provided that no more than 5,246,300 shares may be issued as stock units or restricted stock under the 2001 Plan.

(3) The 1997 Nonemployee Directors Restricted Stock Plan (the “Directors Plan”) is the only Company equity compensation plan that has not been approved by shareholders. The number of shares remaining available for future issuance under plans not approved by shareholders does not include 49,800 shares of restricted stock that may be issued pursuant to the Directors Plan. The Directors Plan provides for the grant of restricted stock to directors of the Company who are not employees of the Company at the time of the grant and who are otherwise eligible to receive awards under the Directors Plan. A maximum of 100,000 shares of common stock were reserved and authorized for issuance pursuant to the Directors Plan. To date, 50,200 shares have been issued pursuant to the Directors Plan. In the event that (i) the Company is acquired by merger, consolidation, or asset sale, or (ii) any person becomes, together with its affiliates and associates, the beneficial owner of more than 25% of the outstanding common stock, without the prior approval of the Board of Directors of the Company, or (iii) the Company is liquidated or dissolved, the shares of the common stock held by a director as stock awards under the Directors Plan will immediately vest in full.

The Directors Plan was originally filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on May 30, 1997 and is included as an exhibit to this report.

Item 13. Certain Relationships and Related Transactions

This information is contained in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Controls and Procedures

Within 90 days prior to the filing date of this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports. In addition, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal controls, and concluded that there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the Company’s last evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules

(1)	The following financial statements of Raytheon Company are included in Item 8 of this Form 10-K:

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements for the Year Ended December 31, 2002

(2)	List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(3)	The report of Raytheon’s independent accountants with respect to the above referenced financial statements may be found in Item 8 on page 59 of this Form 10-K. The auditor’s consent with respect to the above-referenced financial statement schedule appears in Exhibit 23.1 to this report on Form 10-K.

(b)	Reports on Form 8-K

Raytheon Company Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2003.

(c)	Exhibits

3.1

Raytheon Company Restated Certificate of Incorporation, restated as of April 2, 2002 filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-85648, is hereby incorporated by reference.

3.2

Raytheon Company Amended and Restated By-Laws, as amended through December 19, 2001 filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-85648, is hereby incorporated by reference.

3.3

Raytheon Company Certificate of Designation of Preferences and Rights of Series B Junior Participating Preferred Stock filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-85648, is hereby incorporated by reference.

4.1

Indenture relating to Senior Debt Securities dated as of July 3,1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to Former Raytheon’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.2

Indenture relating to Subordinated Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to Former Raytheon’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.3

Supplemental Indenture dated as of December 17, 1997 between Raytheon Company and The Bank of New York, Trustee filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

4.4

Second Supplemental Indenture, dated as of May 9, 2001, between Raytheon Company and the Bank of New York, filed as an exhibit to Raytheon’s Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

4.5

Rights Agreement dated as of December 15, 1997 between the Company and State Street Bank and Trust Company, as Rights Agent, filed as an exhibit to the Company’s Registration Statement on Form 8-A, File No. 333-85648, is hereby incorporated by reference.

4.6

Amendment to Rights Agreement dated as of May 15, 2001 between the Company and State Street Bank and Trust Company, as Rights Agent, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

4.7

Agreement of Substitution and Amendment of Rights Agreement dated as of March 5, 2002 between the Company and American Stock Transfer and Trust Company, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

4.8	Form of Senior Debt Securities filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.9	Form of Subordinated Debt Securities filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333- 58474, is hereby incorporated by reference.

4.10	Certificate of Trust of RC Trust I filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.11

Amended and Restated Declaration of Trust of RC Trust I, dated as of May 9, 2001, among Raytheon Company, The Bank of New York as initial Property Trustee, The Bank of New York (Delaware) as initial Delaware Trustee, and the Regular Trustee, filed as an exhibit to Raytheon’s Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

4.12	Certificate of Trust of RC Trust II filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.13	Declaration of Trust of RC Trust II filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.14	Purchase Contract Agreement dated May 9, 2001, filed as an exhibit to Raytheon’s filing on Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

4.15	Form of Preferred Security filed as an exhibit to Raytheon’s Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

4.16

Pledge Agreement dated May 9, 2001, among Raytheon Company, Bank One Trust Company, N.A., as Collateral Agent, Custodial Agent and Securities Intermediary and the Bank of New York, as Purchase Contract Agent, filed as an exhibit to Raytheon’s Form 8-K/A, dated May 10, 2001, is hereby incorporated by reference.

4.17

Form of Remarketing Agreement among Raytheon Company and The Bank of New York as Purchase Contract Agent, filed as an exhibit to Raytheon’s Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

10.1	Raytheon Company 1976 Stock Option Plan, as amended, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.2	Raytheon Company 1991 Stock Plan, as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is hereby incorporated by reference.

10.3	Raytheon Company 1995 Stock Option Plan, as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 4, 1999, is hereby incorporated by reference.

10.4	Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-52535, is hereby incorporated by reference.

10.5

Plan for Granting Stock Options in Substitution for Stock Options Granted by Texas Instruments Incorporated, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.6

Plan for Granting Stock Options in Substitution for Stock Options Granted by Hughes Electronics Corporation, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.7	Raytheon Company 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.8	Raytheon Company Deferral Plan for Directors, filed as an exhibit to Former Raytheon’s Registration Statement on Form S-8, File No. 333-22969, is hereby incorporated by reference.

10.9

Form of Executive Change in Control Severance Agreement between the Company and each of the following executives: Franklyn A. Caine, Francis S. Marchilena, Neal E. Minahan, Keith J. Peden, James E. Schuster and William H. Swanson, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.10

Form of Executive Change in Control Severance Agreement between the Company and each of the following executives: Richard A. Goglia, Edward S. Pliner, Rebecca R. Rhoads, and Gregory S. Shelton, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.11

Employment Agreement between Raytheon Company and Daniel P. Burnham, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is hereby incorporated by reference.

10.12

Severance Agreement between Raytheon Company and Daniel P. Burnham, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is hereby incorporated by reference.

10.13

Employment Agreement between Raytheon Company and Franklyn A. Caine, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended April 4, 1999, is hereby incorporated by reference.

10.14

Amendment to William H. Swanson’s Change in Control Severance Agreement, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

10.15

Employment Agreement between Raytheon Company and Edward S. Pliner, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.16

Retention Agreement between Raytheon Company and Hansel E. Tookes, II, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference.

10.17

Letter Agreement between Raytheon Company and Hansel E. Tookes, II amending the Retention Agreement referenced in Exhibit 10.16 between the parties dated as of April 7, 2000, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.18

Employment Agreement between Raytheon Company and Keith J. Peden, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.19

Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, is hereby incorporated by reference.

10.20

Form of Executive Change in Control Severance Agreement between the Company and each of the following executives: Bryan J. Even, Louise L. Francesconi, Charles E. Franklin, Michael D. Keebaugh, Jack R. Kelble, and Colin Schottlaender.*

10.21	Executive Change in Control Severance Agreement between the Company and Thomas M. Culligan.*

10.22	Employment Agreement between Raytheon Company and Thomas M. Culligan.*

10.23	Employment Agreement between Raytheon Company and Jay B. Stephens.*

10.24	Transition Agreement between Raytheon Company and Franklyn A. Caine dated, January 3, 2003.*

10.25	Transition Agreement between Raytheon Company and Neal E. Minahan dated, December 20, 2002.*

10.26	Transition Agreement between Raytheon Company and Hansel E. Tookes, II, dated November 13, 2002.*

10.27	Raytheon Company Executive Severance Policy. *

10.28

Payoff Letter, Consent and Amendment Agreement dated as of November 6, 2002 among Raytheon Aircraft Credit Corporation, Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Company, Raytheon Company and the Purchasers named therein.*

10.29

364 Day Competitive Advance and Revolving Credit Facility dated as of November 25, 2002, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.*

10.30

Five-Year Competitive Advance and Revolving Credit Facility dated as of November 28, 2001, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.31

First Amendment to the Five-Year Competitive Advance and Revolving Credit Facility dated as of November 28, 2001, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is hereby incorporated by reference.

10.32

Second Amendment to the Five-Year Competitive Advance and Revolving Credit Facility dated as of November 25, 2002, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.*

10.33

Raytheon Savings and Investment Plan, as amended and restated effective January 1, 1999, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

10.34

Raytheon Savings and Investment Plan, as amended and restated effective January 1, 2000, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is hereby incorporated by reference.

10.35

Raytheon Employee Savings and Investment Plan, as amended and restated effective January 1, 1999, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

10.36	Raytheon Excess Savings Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-56117, is hereby incorporated by reference.

10.37	Raytheon Deferred Compensation Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-56117, is hereby incorporated by reference.

10.38

Guarantee Agreement, dated as of May 9, 2001, between Raytheon Company and The Bank of New York as initial Guarantee Trustee, filed as an exhibit to Raytheon’s Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

10.39	Raytheon Supplemental Executive Retirement Plan, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.40	Settlement Agreement between Raytheon Company, Raytheon Engineers and Constructors International, Inc. and Washington Group International, Inc. dated January 23, 2002.*

12	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends for the year ended December 31, 2002. *

21	Subsidiaries of Raytheon Company. *

23.1	Consent of Independent Accountants.*

23.2	Preferability Letter of Independent Accountants.*

24	Power of Attorney.*

99.1	Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYTHEON COMPANY

/s/ EDWARD S. PLINER
Edward S. Pliner Senior Vice President and Chief Financial Officer for the Registrant

Dated: March 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ DANIEL P. BURNHAM Daniel P. Burnham	Chairman and Chief Executive Officer (Principal Executive Officer)	March 24, 2003

/s/ BARBARA M. BARRETT Barbara M. Barrett	Director	March 24, 2003

/s/ FERDINAND COLLOREDO-MANSFELD Ferdinand Colloredo-Mansfeld	Director	March 24, 2003

/s/ JOHN M. DEUTCH John M. Deutch	Director	March 24, 2003

/s/ THOMAS E. EVERHART Thomas E. Everhart	Director	March 24, 2003

/s/ FREDERIC M. POSES Frederic M. Poses	Director	March 24, 2003

/s/ WARREN B. RUDMAN Warren B. Rudman	Director	March 24, 2003

/s/ MICHAEL C. RUETTGERS Michael C. Ruettgers	Director	March 24, 2003

/s/ RONALD L. SKATES Ronald L. Skates	Director	March 24, 2003

/s/ WILLIAM R. SPIVEY William R. Spivey	Director	March 24, 2003

/s/ JOHN H. TILELLI, JR. John H. Tilelli, Jr.	Director	March 24, 2003

/s/ EDWARD S. PLINER Edward S. Pliner	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 24, 2003

CERTIFICATION

I, Daniel P. Burnham, certify that:

1)	I have reviewed this annual report on Form 10-K of Raytheon Company;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DANIEL P. BURNHAM
Daniel P. Burnham Chairman and Chief Executive Officer

March 24, 2003

CERTIFICATION

I, Edward S. Pliner, certify that:

1)	I have reviewed this annual report on Form 10-K of Raytheon Company;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ EDWARD S. PLINER
Edward S. Pliner Senior Vice President and Chief Financial Officer

March 24, 2003