Form 10-Q
period 2003-03-30
RAYTHEON CO/
filed 2003-05-01
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares of common stock outstanding as of March 30, 2003: 410,560,000

RAYTHEON COMPANY

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RAYTHEON COMPANY

BALANCE SHEETS (Unaudited)

	March 30, 2003	Dec. 31, 2002
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$387	$544
Accounts receivable, less allowance for doubtful accounts	537	675
Contracts in process	3,629	3,016
Inventories	2,045	2,032
Deferred federal and foreign income taxes	438	601
Prepaid expenses and other current assets	214	247
Assets from discontinued operations	74	75

Total current assets	7,324	7,190
Property, plant, and equipment, net	2,387	2,396
Deferred federal and foreign income taxes	417	281
Goodwill	11,332	11,170
Other assets, net	2,852	2,909

Total assets	$24,312	$23,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$1,528	$1,153
Advance payments, less contracts in process	877	819
Accounts payable	693	776
Accrued salaries and wages	625	710
Other accrued expenses	1,139	1,316
Liabilities from discontinued operations	51	333

Total current liabilities	4,913	5,107
Accrued retiree benefits and other long-term liabilities	2,887	2,831
Long-term debt	6,695	6,280
Mandatorily redeemable equity securities	858	858
Stockholders’ equity	8,959	8,870

Total liabilities and stockholders’ equity	$24,312	$23,946

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In millions, except per share amounts)
Net sales	$4,201	$3,911

Cost of sales	3,480	3,160
Administrative and selling expenses	302	294
Research and development expenses	106	104

Total operating expenses	3,888	3,558

Operating income	313	353

Interest expense	143	140
Interest income	(12)	(8)
Other expense, net	23	8

Non-operating expense, net	154	140

Income from continuing operations before taxes	159	213
Federal and foreign income taxes	48	64

Income from continuing operations	111	149
Loss from discontinued operations, net of tax	(16)	(224)

Income (loss) before extraordinary item and accounting change	95	(75)
Extraordinary gain from debt repurchases, net of tax	—	1
Cumulative effect of change in accounting principle, net of tax	—	(509)

Net income (loss)	$95	$(583)

Earnings per share from continuing operations
Basic	$0.27	$0.38
Diluted	$0.27	$0.37
Earnings (loss) per share
Basic	$0.23	$(1.47)
Diluted	$0.23	$(1.44)
Dividends declared per share	$0.20	$0.20

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In millions)
Cash flows from operating activities
Income from continuing operations	$111	$149
Adjustments to reconcile income from continuing operations to net cash used in operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	89	88
Decrease in accounts receivable	142	16
Increase in contracts in process	(604)	(447)
Increase in inventories	(10)	(18)
Decrease in current deferred federal and foreign income taxes	162	77
Decrease in prepaid expenses and other current assets	27	103
Increase in advance payments	60	48
Decrease in accounts payable	(84)	(114)
Decrease in accrued salaries and wages	(87)	(14)
Decrease in other accrued expenses	(118)	(53)
Change in long-term deferred federal and foreign income taxes	(125)	124
Other adjustments, net	2	(49)

Net cash used in operating activities from continuing operations	(435)	(90)
Net cash used in operating activities from discontinued operations	(305)	(224)

Net cash used in operating activities	(740)	(314)

Cash flows from investing activities
Origination of financing receivables	(51)	(87)
Collection of financing receivables not sold	155	31
Sale of financing receivables, net of (repurchases)	—	(4)
Expenditures for property, plant, and equipment	(58)	(85)
Proceeds from sales of property, plant, and equipment	—	9
Expenditures for internal use software	(21)	(26)
Increase in other assets	(1)	(26)
Space Imaging debt guarantee payment	(130)	—
Payment for purchase of acquired companies net of cash received	(40)	—
Proceeds from sales of operating units	—	1,123
Hughes Defense settlement	—	134

Net cash (used in) provided by investing activities	(146)	1,069

Cash flows from financing activities
Dividends	(83)	(79)
Increase (decrease) in short-term debt and other notes	1,150	(148)
Issuance of long-term debt, net of offering costs	418	—
Repayments of long-term debt	(775)	(294)
Issuance of common stock	17	8
Proceeds under common stock plans	2	28

Net cash provided by (used in) financing activities	729	(485)

Net (decrease) increase in cash and cash equivalents	(157)	270
Cash and cash equivalents at beginning of year	544	1,214

Cash and cash equivalents at end of period	$387	$1,484

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.    Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company (the “Company”) have been prepared on substantially the same basis as the Company’s annual consolidated financial statements. These interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The information furnished has been prepared from the accounts of the Company without audit. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.    Stock Plans

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for stock-based compensation plans other than for restricted stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148), therefore, no compensation expense was recognized for the Company’s stock option plans. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In millions except per share amounts)
Reported net income (loss)	$95	$(583)
Reported basic earnings (loss) per share	0.23	(1.47)
Reported diluted earnings (loss) per share	0.23	(1.44)
Adjustment to compensation expense for stock-based awards, net of tax	$16	$15

Pro forma net income (loss)	$79	$(598)
Pro forma basic earnings (loss) per share	0.19	(1.51)
Pro forma diluted earnings (loss) per share	0.19	(1.48)

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

3.    Acquisitions

In March 2003, the Company acquired Solipsys Corporation for $170 million, net, to be paid over two years, subject to purchase price adjustments. In addition, the Company may be required to make certain performance-based incentive payments. The Company paid $40 million, net in cash in the first quarter of 2003 and also intends to make the remaining payments in cash. Assets acquired included $7 million of contracts in process. Liabilities assumed included $2 million of accounts payable and $3 million of accrued salaries and wages. The Company also recorded $8 million of intangible assets and $160 million of goodwill in connection with this acquisition.

4.    Inventories

Inventories consisted of the following at:

	March 30, 2003	Dec. 31, 2002
	(In millions)
Finished goods	$607	$597
Work in process	1,075	1,042
Materials and purchased parts	363	393

Total	$2,045	$2,032

Inventories at Raytheon Aircraft totaled $1,688 million and $1,612 million at March 30, 2003 and December 31, 2002, respectively.

5.    Product Warranty

Warranty provisions related to aircraft sales are determined based upon an estimate of costs that may be incurred under warranty and other post-sales support programs. Activity related to aircraft warranty provisions was as follows:

(In millions)
Balance at January 1, 2003	$22
Accruals for aircraft deliveries in 2003	3
Warranty services provided in 2003	(4)

Balance at March 30, 2003	$21

6.    Notes Payable and Long-term Debt

In the first quarter of 2003, the Company issued $425 million of ten-year debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit. The Company has on file a shelf registration with the Securities and Exchange Commission registering the issuance of up to $3.0 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts of which $2.0 billion is remaining. In the first quarter of 2002, the Company repurchased debt with a par value of $96 million and recorded an extraordinary gain of $1 million, net of tax.

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization

(EBITDA), excluding certain charges, be at least 2.5 times net interest expense for the prior four quarters. In July 2002, the covenant was amended to exclude charges of $450 million related to discontinued operations. The Company was in compliance with the interest coverage ratio covenant, as amended, during the first three months of 2003.

7.    Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	March 30, 2003	Dec. 31, 2002
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	4	4
Additional paid-in capital	8,210	8,146
Accumulated other comprehensive income	(2,167)	(2,180)
Treasury stock	(5)	(4)
Retained earnings	2,917	2,904

Total	$8,959	$8,870

Outstanding shares of common stock	410.6	408.2

During the first quarter of 2003, the Company issued 2.2 million shares of common stock related to its savings and investment plans and 0.2 million shares in connection with stock plan activity.

The weighted-average shares outstanding for basic and diluted earnings per share (EPS) were as follows:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Average common shares outstanding for basic EPS	408,491	395,679
Dilutive effect of stock options, restricted stock, and equity security units	2,620	9,237

Shares for diluted EPS	411,111	404,916

Stock options to purchase 35.1 million and 18.0 million shares of common stock for the three months ended March 30, 2003 and March 31, 2002, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company’s common stock during the respective periods.

Stock options to purchase 7.4 million and 21.2 million shares of common stock for the three months ended March 30, 2003 and March 31, 2002 respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, and equity security units in the table above.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective hedges. The computation of comprehensive income is as follows:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In millions)
Net income (loss)	$95	$(583)
Other comprehensive income (loss)	13	(6)

Total comprehensive income (loss)	$108	$(589)

8.    Business Segment Reporting

Effective January 1, 2003, the Company began reporting its government and defense businesses in six segments. In addition, the Company’s Commercial Electronics businesses have been reassigned to the new government and defense businesses. Also in the first quarter of 2003, the Company changed the way pension expense or income is reported in the Company’s segment results. Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans which are determined by other factors. A major factor for determining pension funding requirements are Cost Accounting Standards (CAS) that proscribe the allocation to and recovery of pension costs on U.S. government contracts. The Company will report the difference between SFAS No. 87 (FAS) pension expense or income and CAS pension expense as a separate line item in the Company’s segment results called FAS/CAS Pension Adjustment. The Company’s individual segment results will now only include pension expense as determined under CAS, which can generally be recovered through the pricing of products and services to the U.S. government. Previously, the Company’s individual segment results included FAS pension expense or income, which consisted of CAS pension expense and an adjustment to reconcile CAS pension expense to FAS Pension expense or income.

Segment net sales and operating income include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes Company-wide accruals and over/under applied overhead that have not been attributed to a particular segment and intersegment sales and profit eliminations. Corporate and Eliminations also includes net sales of $26 million and $23 million for the three months ended March 30, 2003 and March 31, 2002, respectively, consisting primarily of Raytheon Professional Services, which reported break-even operating results for the same periods.

Segment financial results were as follows:

	Net Sales Three Months Ended
	March 30, 2003	March 31, 2002
	(In millions)
Integrated Defense Systems	$654	$591
Intelligence and Information Systems	462	417
Missile Systems	857	727
Network Centric Systems	771	748
Space and Airborne Systems	894	707
Technical Services	491	528
Aircraft	377	494
Corporate and Eliminations	(305)	(301)

Total	$4,201	$3,911

Intersegment sales in the three months ended March 30, 2003 and March 31 2002, respectively, include $38 million and $27 million for Integrated Defense Systems, $9 million and $8 million for Intelligence and Information Systems, $64 million and $55 million for Network Centric Systems, $90 million and $77 million for Space and Airborne Systems, and $130 million and $157 million for Technical Services. Corporate and Eliminations includes net sales of $26 million and $23 million for the three months ended March 30, 2003 and March 31, 2002, respectively, consisting primarily of Raytheon Professional Services.

	Operating Income Three Months Ended
	March 30, 2003	March 31, 2002
	(In millions)
Integrated Defense Systems	$74	$71
Intelligence and Information Systems	41	37
Missile Systems	101	94
Network Centric Systems	62	73
Space and Airborne Systems	104	85
Technical Services	36	35
Aircraft	(38)	(53)
FAS/CAS Pension Adjustment	(29)	52
Corporate and Eliminations	(38)	(41)

Total	$313	$353

	Identifiable Assets
	March 30, 2003	Dec. 31, 2002
	(In millions)
Integrated Defense Systems	$1,848	$1,612
Intelligence and Information Systems	1,971	1,926
Missile Systems	4,640	4,429
Network Centric Systems	4,051	3,914
Space and Airborne Systems	3,883	3,875
Technical Services	1,378	1,372
Aircraft	3,912	3,891
Corporate	2,555	2,852
Discontinued Operations	74	75

Total	$24,312	$23,946

9.    Other Expense

The components of other expense, net were as follows:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In millions)
Equity losses in unconsolidated affiliates	$13	$6
Other	10	2

Total	$23	$8

10.    Discontinued Operations

In March 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. There was no pretax gain or loss on the sale of AIS, however, due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $212 million, resulting in a $212 million after-tax loss on the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. At March 30, 2003, the balance of these retained assets was $63 million. Schedule delays, cost growth, and other variables could continue to have a negative effect on these retained assets. The timing and amount of net realizable value of these retained assets are uncertain and subject to a number of unpredictable market forces.

In the first quarter of 2003, the Company recorded charges related to AIS of $5 million primarily as a result of continued difficulty the Company has been experiencing liquidating the BBJ-related assets. In the first quarter of 2002, pretax income from discontinued operations related to AIS was $6 million.

The income (loss) from discontinued operations related to AIS was as follows:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In millions)
Net sales	$—	$202
Operating expenses	—	196

Income before taxes	—	6
Federal and foreign income taxes	—	2

Income from discontinued operations	—	4
Loss on disposal of discontinued operations, net of tax	—	(212)

Adjustments, net of tax	(5)	—

Total	$(5)	$(208)

The components of assets and liabilities related to AIS were as follows:

	March 30, 2003	Dec. 31, 2002
	(In millions)
Current assets	$74	$75

Total assets	$74	$75

Current liabilities	$9	$14

Total liabilities	$9	$14

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI) for $73 million in cash plus assumption of debt and other obligations. At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and parent guarantees of performance and payment (the “Support Agreements”) on many long-term construction contracts and certain leases. The Support Agreements were provided to customers at the time of contract award as security to the customers for the underlying contract obligations. Often, the total security was capped at the value of the contract price to secure full performance, including, in some cases, the payment of liquidated damages available under the contract. At March 30, 2003, the maximum exposure on outstanding Support Agreements for which there were stated values was $312 million for letters of credit, $336 million for performance bonds, and $22 million for parent guarantees. Of these amounts, $49 million of letters of credit and $249 million of performance bonds relate to projects assumed by WGI in its bankruptcy, as described below. There are additional guarantees of project performance for which there is no stated maximum value that also remain outstanding. Of the guarantees that have no stated maximum value, many relate to contract obligations that, by their terms, include caps on liability for certain types of obligations, and all of the underlying projects have substantially completed construction and are in the punch list, warranty, commercial closeout, and claims resolution phase, except the two Massachusetts construction projects, described below. Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

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

In March 2001, WGI abandoned two Massachusetts construction projects, triggering the Company’s guarantees to the customer. The Company honored the guarantees and commenced work on these projects. Construction and start-up activities continue on the two projects—the Mystic Station plant and the Fore River plant. Pursuant to the construction contract, since the Mystic Station plant had not achieved performance test completion by January 14, 2003, the Company made payments totaling $68 million, which pre-funded the delay and performance liquidated damages to the maximum amount specified by the construction contract. Also pursuant to the construction contract, the customer has taken the position that a similar missed deadline occurred on February 24, 2003 for the Fore River plant and that a payment of $67 million was required from the Company on that date to pre-fund the delay and performance liquidated damages to the maximum amount specified by the construction contract. The Company believes that this February 24, 2003 deadline was incorrect and should have been extended as a result of changes for which the Company is entitled to change orders, an issue that is now being arbitrated between the Company and the customer. Accordingly, the Company did not make the requested payment to the customer on that date and has informed the customer that the deadline and requested payment are in dispute. As a result, the customer drew down on certain letters of credit totaling $27 million that had been posted by the Company as contract performance security. A resolution of the current dispute between the Company and the customer over the contract deadline and the applicable liquidated damages is dependent upon the outcome of the pending arbitration, which should be concluded later this year. In addition, risks remain in completing the two projects, including costs associated with the possibility of further delays, labor productivity, and the successful completion of required performance tests on the two projects. In the first quarter of 2003, the Company recorded a $12 million charge associated with increased costs for the two projects. In 2002, the Company recorded a charge of $796 million resulting from an increase in the estimated cost to complete (ETC) for the two projects. The Company had previously recorded a charge of $814 million in 2001. The cost increases have resulted from declining productivity, schedule delays, misestimates of field engineered materials, and unbudgeted hours worked on the two projects. The Company transferred care, custody, and control of Mystic Block 8 to the customer in April 2003, which is now in commercial operation. The Company is on schedule to complete Mystic Block 9 and Fore River during the second quarter of 2003.

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

In the first quarter of 2003, the Company recorded charges of $8 million for legal, management, and other costs versus $9 million in the first quarter of 2002. In the first quarter of 2002, the Company allocated $13 million of interest expense to RE&C based upon actual cash outflows since the date of disposition. The Company will not allocate interest expense to RE&C in 2003.

In the first quarter of 2003 and 2002, the pretax loss from discontinued operations related to RE&C was $20 million and $22 million, respectively.

Liabilities from discontinued operations included current liabilities for RE&C of $42 million and $319 million at March 30, 2003 and December 31, 2002, respectively.

In the first quarter of 2003, the total loss from discontinued operations was $25 million pretax, $16 million after-tax, or $0.04 per diluted share versus $16 million pretax, $224 million after-tax, or $0.55 per diluted share in the first quarter of 2002.

11.    Commitments and Contingencies

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $143 million. On a discounted basis, the Company estimates the liability to be $92 million before U.S. government recovery and has accrued this amount at March 30, 2003. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $49 million at March 30, 2003 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

In late 1999, the Company and two of its officers were named as defendants in several class action lawsuits which were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants (the “Consolidated Complaint”). The Consolidated Complaint principally alleges that the defendants violated federal securities laws by making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the purported class period. In March 2002, the court certified the class of plaintiffs as those people who purchased the Company’s stock between October 7, 1998 and October 12, 1999. In August 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. In March 2003, the plaintiff filed an amendment to the Consolidated Complaint which seeks to add the Company’s independent accountant as an additional defendant. The Company’s independent accountant has filed a motion seeking to dismiss the Consolidated Complaint. Discovery is proceeding on the two circumstances that remain the subject of claims.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                   OPERATIONS

Consolidated Results of Operations

Net sales were $4.2 billion in the first quarter of 2003 versus $3.9 billion in the first quarter of 2002. The increase in sales was due to higher U.S. Department of Defense (DoD) expenditures in the Company’s strategic business areas. Sales to the U.S. DoD were 67 percent of sales in the first quarter of 2003 versus 63 percent of sales in the first quarter of 2002. Total sales to the U.S. government, including foreign military sales, were 77 percent of sales in the first quarter of 2003 versus 74 percent of sales in the first quarter of 2002. Total international sales, including foreign military sales, were 19 percent of sales in the first quarter of 2003 versus 20 percent of sales in the first quarter of 2002.

Gross margin, net sales less cost of sales, in the first quarter of 2003 was $721 million or 17.2 percent of sales versus $751 million or 19.2 percent of sales in the first quarter of 2002. In the first quarter of 2003, the Company changed the way pension expense or income is reported in the Company’s segment results. Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans, which are determined by other factors. A major factor for determining pension funding requirements are Cost Accounting Standards (CAS) that proscribe the allocation to and recovery of pension costs on U.S. government contracts. The Company will report the difference between SFAS No. 87 (FAS) pension expense or income and CAS pension expense as a separate line item in the Company’s segment results called FAS/CAS Pension Adjustment. The Company’s individual segment results will now only include pension expense as determined under CAS, which can generally be recovered through the pricing of products and services to the U.S. government. Previously, the Company’s individual segment results included FAS pension expense or income, which consisted of CAS pension expense and an adjustment to reconcile CAS pension expense to FAS pension expense or income. Included in gross margin was a FAS/CAS Pension Adjustment of $29 million of expense and $52 million of income in the first quarter of 2003 and 2002, respectively. The decrease in gross margin as a percent of sales was due to the change in the FAS/CAS

Pension Adjustment. The change in the FAS/CAS pension adjustment was due primarily to the reduction in the Company’s long-term return on asset assumption under SFAS No. 87 and the actual rate of return on pension plan assets over the last several years.

Administrative and selling expenses were $302 million or 7.2 percent of sales in the first quarter of 2003 versus $294 million or 7.5 percent of sales in the first quarter of 2002. Administrative and selling expenses are expected to be approximately 7.0 percent for the full year 2003.

Research and development expenses were $106 million or 2.5 percent of sales in the first quarter of 2003 versus $104 million or 2.7 percent of sales in the first quarter of 2002. Research and development expenses are expected to be approximately 2.8 percent for the full year 2003.

Operating income was $313 million or 7.5 percent of sales in the first quarter of 2003 versus $353 million or 9.0 percent of sales in the first quarter of 2002. The changes in operating income by segment are discussed below.

Interest expense in the first quarter of 2003 was $143 million versus $140 million in the first quarter of 2002. In the first quarter of 2002, the Company allocated $13 million of interest expense to discontinued operations. The Company will not allocate interest expense to discontinued operations in 2003. Total interest expense was $153 million in the first quarter of 2002. The decrease was due to lower average debt and lower weighted-average cost of borrowing.

Interest income in the first quarter of 2003 was $12 million versus $8 million in the first quarter of 2002. The increase in interest income was due to interest on receivables brought onto the Company’s books as part of the buy out of the Aircraft Receivables Facility in the fourth quarter of 2002.

Other expense, net in the first quarter of 2003 was $23 million versus $8 million in the first quarter of 2002. Included in other expense, net in the first quarter of 2003 was $13 million of equity losses related to Flight Options LLC, described below in Financial Condition and Liquidity. Other expense, net also included equity losses in other unconsolidated subsidiaries.

The effective tax rate was 30.2 percent in the first quarter of 2003 versus 30.0 percent in the first quarter of 2002 reflecting the U.S. statutory rate of 35 percent reduced by foreign sales corporation tax credits, ESOP dividend deductions, and research and development tax credits applicable to certain government contracts.

Income from continuing operations was $111 million in the first quarter of 2003, or $0.27 per diluted share on 411.1 million average shares outstanding versus $149 million in the first quarter of 2002, or $0.37 per diluted share on 404.9 million average shares outstanding. The increase in average shares outstanding was due primarily to benefit plan-related activity.

The loss from discontinued operations, described below in Discontinued Operations, was $16 million after-tax, or $0.04 per diluted share in the first quarter of 2003 versus a loss of $224 million after-tax, or $0.55 per diluted share in the first quarter of 2002.

Net income in the first quarter of 2003 was $95 million, or $0.23 per diluted share versus a net loss of $583 million, or $1.44 per diluted share in the first quarter of 2002.

Integrated Defense Systems had sales of $654 million in the first quarter of 2003 versus $591 million in the first quarter of 2002. The increase in sales was due to the start-up of DD(X), the Navy’s future destroyer program, as well as increased missile defense sales. Operating income was $74 million in the first quarter of 2003 versus $71 million in the first quarter of 2002.

Intelligence and Information Systems had sales of $462 million in the first quarter of 2003 versus $417 million in the first quarter of 2002. The increase in sales was due to continued growth in classified programs, as well as the start-up of the NPOESS (National Polar-orbiting Operational Environmental Satellite Systems) program. Operating income was $41 million in the first quarter of 2003 versus $37 million in the first quarter of 2002.

Missile Systems had sales of $857 million in the first quarter of 2003 versus $727 million in the first quarter of 2002. The increase in sales was due to several programs transitioning from low-rate initial production to full-rate production, as well as increased sales volume on other full-rate production programs. The Company does not expect this sales growth rate to continue over the balance of the year. Operating income was $101 million in the first quarter of 2003 versus $94 million in the first quarter of 2002.

Network Centric Systems had sales of $771 million in the first quarter of 2003 versus $748 million in the first quarter of 2002. Operating income was $62 million in the first quarter of 2003 versus $73 million in the first quarter of 2002. The decrease in operating income was due to program performance issues on a few older programs.

Space and Airborne Systems had sales of $894 million in the first quarter of 2003 versus $707 million in the first quarter of 2002. The increase in sales was due to higher sales on ASTOR (Airborne Stand-off Radar), airborne radar programs, and classified programs. The Company does not expect this sales growth rate to continue over the balance of the year. Operating income was $104 million in the first quarter of 2003 versus $85 million in the first quarter of 2002.

Technical Services had sales of $491 million in the first quarter of 2003 compared with $528 million in the first quarter of 2002. The decrease in sales was due to program losses in 2002. Operating income was $36 million in the first quarter of 2003 versus $35 million in the first quarter of 2002.

Raytheon Aircraft had first quarter 2003 sales of $377 million compared with $494 million in the first quarter of 2002. The divestiture of a majority interest in the Company’s fractional ownership business in March 2002 accounted for approximately $90 million of the decrease in sales with the balance resulting from lower aircraft deliveries. The operating loss was $38 million in the first quarter of 2003 versus an operating loss of $53 million in the first quarter of 2002. The decrease in operating loss was due to profit improvement on the T-6A program and cost saving initiatives implemented over the last year. The Company remains concerned about the market outlook for both new and used aircraft.

Backlog consisted of the following at:

	March 30, 2003	December 31, 2002
	(In millions)
Integrated Defense Systems	$5,364	$5,011
Intelligence and Information Systems	3,766	3,540
Missile Systems	4,261	3,509
Network Centric Systems	2,946	2,853
Space and Airborne Systems	4,593	4,523
Technical Services	1,507	1,603
Aircraft	4,027	4,396
Corporate	220	231

Total	$26,684	$25,666

U.S. government backlog included above	$19,352	$18,254

Included in Aircraft backlog is approximately $900 million related to an order for the Hawker Horizon which, due to current market conditions and development and certification delays, could be restructured or cancelled. Also included in Aircraft backlog was approximately $850 million related to an order received from Flight Options. If the Company consolidates Flight Options, as described below in Financial Condition and Liquidity, the Company would reduce its reported Aircraft backlog by approximately $850 million. The increase in backlog in the first quarter of 2003 was due to strong bookings across all government and defense businesses, particularly several large contract awards in Missile Systems. The decrease in backlog at Aircraft resulted from order cancellations during the first quarter of 2003.

Gross bookings were as follows:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(In millions)
Integrated Defense Systems	$904	$555
Intelligence and Information Systems	678	322
Missile Systems	1,610	589
Network Centric Systems	800	480
Space and Airborne Systems	792	436
Technical Services	260	357
Aircraft	322	1,202
Corporate	14	11

Total	$5,380	$3,952

Discontinued Operations

In March 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. There was no pretax gain or loss on the sale of AIS, however, due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $212 million, resulting in a $212 million after-tax loss on the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. At March 30, 2003, the balance of these retained assets was $63 million. Schedule delays, cost growth, and other variables could continue to have a negative effect on these retained assets. The timing and amount of net realizable value of these retained assets are uncertain and subject to a number of unpredictable market forces.

In the first quarter of 2003, the Company recorded charges related to AIS of $5 million primarily as a result of continued difficulty the Company has been experiencing liquidating the BBJ-related assets. In the first quarter of 2002, pretax income from discontinued operations related to AIS was $6 million.

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI) for $73 million in cash plus assumption of debt and other obligations. At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and parent guarantees of performance and payment (the “Support Agreements”) on many long-term construction contracts and certain leases. The Support Agreements were provided to customers at the time of contract award as security to the customers for the underlying contract obligations. Often, the total security was capped at the value of the contract price to secure full performance, including, in some cases, the payment of liquidated damages available under the contract. At March 30, 2003, the maximum exposure on outstanding Support Agreements for which there were stated values was $312 million for letters of credit, $336 million for performance bonds, and $22 million for parent guarantees. Of these amounts, $49 million of letters of credit and $249 million of performance bonds relate to projects assumed by WGI in its bankruptcy, as described below. There are additional guarantees of project performance for which there is no stated maximum value that also remain outstanding. Of the guarantees that have no stated maximum value, many relate to contract obligations that, by their terms, include caps on liability for certain types of obligations, and all of the underlying projects have substantially completed construction and are in the punch list, warranty, commercial closeout, and claims resolution phase, except the two Massachusetts construction projects, described below. Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

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

In March 2001, WGI abandoned two Massachusetts construction projects, triggering the Company’s guarantees to the customer. The Company honored the guarantees and commenced work on these projects. Construction and start-up activities continue on the two projects—the Mystic Station plant and the Fore River plant. Pursuant to the construction contract, since the Mystic Station plant had not achieved performance test completion by January 14, 2003, the Company made payments totaling $68 million, which pre-funded the delay and performance liquidated damages to the maximum amount specified by the construction contract. Also pursuant to the construction contract, the customer has taken the position that a similar missed deadline occurred on February 24, 2003 for the Fore River plant and that a payment of $67 million was required from the Company on that date to pre-fund the delay and performance liquidated damages to the maximum amount specified by the construction contract. The Company believes that this February 24, 2003 deadline was incorrect and should have been extended as a result of changes for which the Company is entitled to change orders, an issue that is now being arbitrated between the Company and the customer. Accordingly, the Company did not make the requested payment to the customer on that date and has informed the customer that the deadline and requested payment are in dispute. As a result, the customer drew down on certain letters of credit totaling $27 million that had been posted by the Company as contract performance security. A resolution of the current dispute between the Company and the customer over the contract deadline and the applicable liquidated damages is dependent upon the outcome of the pending arbitration, which should be concluded later this year. In addition, risks remain in completing the two projects, including costs associated with the possibility of further delays, labor productivity, and the successful completion of required performance tests on the two projects. In the first quarter of 2003, the Company recorded a $12 million charge associated with increased costs for the two projects. In 2002, the Company recorded a charge of $796 million resulting from an increase in the estimated cost to complete (ETC) for the two projects. The Company had previously recorded a charge of $814 million in 2001. The cost increases have resulted from declining productivity, schedule delays, misestimates of field engineered materials, and unbudgeted hours worked on the two projects. The Company transferred care, custody, and control of Mystic Block 8 to the customer in April 2003, which is now in commercial operation. The Company is on schedule to complete Mystic Block 9 and Fore River during the second quarter of 2003.

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

In the first quarter of 2003, the Company recorded charges of $8 million for legal, management, and other costs versus $9 million in the first quarter of 2002. In the first quarter of 2002, the Company allocated $13 million of interest expense to RE&C based upon actual cash outflows since the date of disposition. The Company will not allocate interest expense to RE&C in 2003.

In the first quarter of 2003 and 2002, the pretax loss from discontinued operations related to RE&C was $20 million and $22 million, respectively.

Net cash used in operating activities from discontinued operations related to RE&C was $297 million in the first quarter of 2003 versus $178 million in the first quarter of 2002. The Company expects its operating cash flow to be negatively affected by approximately $300 million to $375 million in 2003 which includes project completion, legal, and management costs related to RE&C. Further increases in project costs may increase the estimated operating cash outflow for RE&C in 2003.

In the first quarter of 2003, the total loss from discontinued operations was $25 million pretax, $16 million after-tax, or $0.04 per diluted share versus $16 million pretax, $224 million after-tax, or $0.55 per diluted share in the first quarter of 2002.

Financial Condition and Liquidity

Net cash used in operating activities was $740 million in the first quarter of 2003 versus $314 million in the first quarter of 2002. Net cash used in operating activities from continuing operations was $435 million in the first quarter of 2003 versus $90 million in the first quarter of 2002. The increase in net cash used in operating activities from continuing operations was due to the planned delay in billings to customers as a result of the implementation of a new integrated financial system at Missile Systems. In April 2003, the customer approved the new system and billings were resumed. In addition, in the first quarter of 2002, the Company received a tax refund of $156 million.

Net cash used in investing activities in the first quarter of 2003 was $146 million versus net cash provided of $1,069 million in the first quarter of 2002. Origination of financing receivables in the first quarter of 2003 was $51 million versus $87 million in the first quarter of 2002. Collection of financing receivables was $155 million in the first quarter of 2003 versus $31 million in the first quarter of 2002. The increase in collection of financing receivables was a result of the buy-out of general aviation and commuter aircraft long-term receivables from an off balance sheet facility in the fourth quarter of 2002 which brought the related assets onto the Company’s books. Capital expenditures were $58 million in the first quarter of 2003 versus $85 million in the first quarter of 2002. Capital expenditures for the full year 2003 are expected to be approximately $500 million. Expenditures for internal use software were $21 million in the first quarter of 2003 versus $26 million in the first quarter of 2002. Expenditures for internal use software are expected to be approximately $90 million in 2003 as the Company continues to convert significant portions of its existing financial systems to a new integrated financial system. In the first quarter of 2003, the Company paid $130 million related to a credit facility guarantee for Space Imaging. As discussed above in Discontinued Operations, in the first quarter of 2002, the Company sold AIS for $1,123 million, net subject to purchase price adjustments. In the first quarter of 2002, the Company received $134 million related to the Company’s merger with the defense business of Hughes Electronics Corporation (Hughes Defense).

Net cash provided by financing activities was $729 million in the first quarter of 2003 versus net cash used of $485 million in the first quarter of 2002. Dividends paid to stockholders were $83 million and $79 million in the first quarter of 2003 and 2002, respectively. The quarterly dividend rate was $0.20 per share for the first quarter of 2003 and 2002.

In March 2002, the Company formed a joint venture, Flight Options LLC (FO), whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. The Company remains in negotiations with FO’s other investors to take a majority position through a new investment and restructuring agreement which will include secured aircraft financing facilities. The Company does not currently consolidate FO’s results in its financial statements as the Company owns 49.9 percent of FO and does not control FO’s operations. Although the Company is not yet consolidating FO’s results, 100 percent of FO’s $13 million of losses was recorded in other expense in the first quarter of 2003 since the Company has been meeting all of FO’s financing requirements. If the Company consolidates FO, it is not expected to have a significant effect on the Company’s financial position or results of operations, although the Company’s reported revenue, operating income, and other expense would change as a result of the consolidation of FO’s results. FO’s customers, in certain instances, have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was approximately $530 million at December 31, 2002.

In 1995, through the acquisition of E-Systems, Inc., the Company invested in Space Imaging and currently has a 31 percent equity investment in Space Imaging LLC. In 2002, the Company recorded a $175 million charge to write-off the Company’s investment in Space Imaging and accrue for payment under the Company’s guarantee of a Space Imaging credit facility that matured in March 2003. In the first quarter of 2003, the Company paid $130 million related to the credit facility guarantee. In exchange for this payment, the Company received a note from Space Imaging for this amount that the Company has valued at zero.

In the third quarter of 2001, the Company recorded a charge of $693 million related to the commuter aircraft business. Immediately prior to the charge, the Company had exposure on approximately $1,600 million of commuter-related assets consisting of 511 aircraft including financing receivables, inventory, and leases. At March 30, 2003 and December 31, 2002, the Company’s exposure on commuter-related assets was approximately $700 million consisting of 404 aircraft, and approximately $800 million consisting of 433 aircraft, respectively.

Capital Structure and Resources

Total debt was $8.2 billion at March 30, 2003 compared with $7.4 billion at December 31, 2002. Cash and cash equivalents were $387 million at March 30, 2003 and $544 million at December 31, 2002. Total debt, as a percentage of total capital, was 45.6 percent at March 30, 2003 versus 43.3 percent at December 31, 2002.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.85 billion at March 30, 2003 and December 31, 2002. There was $1,150 million outstanding under these lines of credit at March 30, 2003. There were no borrowings under these lines of credit at December 31, 2002. In the first quarter of 2003 the Company issued $425 million of ten-year debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit. In the first quarter of 2002 the Company repurchased debt with a par value of $96 million.

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, be at least 2.5 times net interest expense for the prior four quarters. In July 2002, the covenant was amended to exclude charges of $450 million related to discontinued operations. The Company was in compliance with the interest coverage ratio covenant, as amended, during the first quarter of 2003.

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

Forward-Looking Statements

Certain statements made in this report, including any statements relating to the Company’s future plans, objectives, and projected future financial performance, contain or are based on, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, statements that are not historical facts, including statements accompanied by words such as “believe,” “expect,” “estimate,” “intend,” or “plan,” and variations of these words and similar expressions, are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and actual results may differ materially. The Company expressly disclaims any current intention to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report. Important factors that could cause actual results to differ include, but are not limited to: the ability to obtain or the timing of obtaining future government awards; the availability of government funding; changes in government or customer priorities due to program reviews or revisions to strategic objectives; difficulties in developing and producing operationally advanced technology systems; termination of government contracts; program performance and timing of contract payments; the performance of critical subcontractors; government import and export policies and other government regulations; the ultimate resolution of contingencies and legal matters, including investigations; the effect of market conditions, particularly in relation to the general aviation and commuter aircraft markets; the uncertainty of the timing and amount of net realizable value of Boeing Business Jet-related assets; the timing of project completion and customer acceptance of two Massachusetts construction projects; and the impact of change orders, the recoverability of the Company’s claims and the outcome of defending claims asserted against the Company; among other things. Further information regarding the factors that could cause actual results to differ materially from the Company’s expectations are reported in the Company’s SEC filings, including “Item 1-Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at March 30, 2003 and March 31, 2002, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $2 million after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at March 30, 2003 and March 31, 2002, which was subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, Raytheon management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports. In addition, Raytheon management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is a party to or has property subject to litigation and other proceedings referenced in “Note 11—Commitments and Contingencies” of the Notes to Financial

Statements (Unaudited) included in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated in the Form 10-K, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company’s financial position or results of operations.

See the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a detailed description of previously reported actions.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the annual meeting of stockholders held on April 23, 2003, the stockholders of the Company took the following action:

1.	Elected the following four directors for terms of office expiring at the annual meeting of stockholders in 2006:

Name	For	Withhold
Ferdinand Colloredo-Mansfeld	285,404,833	72,753,751
Thomas E. Everhart	285,925,746	72,232,838
Warren B. Rudman	285,521,817	72,636,768
Ronald L. Skates	336,187,150	21,971,436

The following directors continued in office after the meeting: John M. Deutch, Michael C. Ruettgers, William R. Spivey, Barbara M. Barrett, Daniel P. Burnham, Frederic M. Poses and John H. Tilelli, Jr.

2.	Rejected a stockholder proposal regarding Offsets. The vote was 19,845,173 for, 265,845,138 against, 20,677,300 abstentions and 51,790,975 broker non-votes.

3.	Approved a stockholder proposal regarding Cumulative Voting. The vote was 156,941,092 for, 144,848,935 against, 4,575,862 abstentions and 51,792,697 broker non-votes.

4.	Approved a stockholder proposal regarding Shareholder Rights Plan. The vote was 222,629,211 for, 79,583,610 against, 4,153,301 abstentions and 51,792,464 broker non-votes.

5.	Rejected a stockholder proposal regarding MacBride Principles. The vote was 29,381,945 for, 257,203,563 against, 19,782,911 abstentions and 51,790,167 broker non-votes.

6.	Rejected a stockholder proposal regarding Tax Reporting. The vote was 24,024,569 for, 275,118,270 against, 7,225,938 abstentions and 51,789,809 broker non-votes.

7.	Rejected a stockholder proposal regarding Performance-Based Stock Options. The vote was 43,067,282 for, 257,921,181 against, 4,379,919 abstentions and 52,790,204 broker non-votes.

8.	Approved a stockholder proposal regarding Severance Agreements. The vote was 200,467,530 for, 101,652,164 against, 4,246,350 abstentions and 51,792,542 broker non-votes.

9.	Rejected a stockholder proposal regarding Pension Measurement Date. The vote was 35,511,497 for, 265,466,556 against, 5,390,608 abstentions and 51,789,925 broker non-votes.

10.	Rejected a stockholder proposal regarding Pension Income (Loss) Reporting. The vote was 30,747,543 for, 270,304,527 against, 5,317,504 abstentions and 51,789,012 broker non-votes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1

Form of Raytheon Company Change in Control Severance Agreement, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference. The Company has entered into a Change in Control Severance Agreement dated October 7, 2002 with Jay B. Stephens that is substantially similar to the Form of Agreement referenced above and provides for payment of an amount equal to three times his salary and targeted bonus and the continuation of certain employee benefits for up to three years.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

On April 22, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On April 22, 2003, the Company filed a Current Report of Form 8-K/A with the Securities and Exchange Commission.

On April 24, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY (Registrant)

By:	/s/ EDWARD S. PLINER
Edward S. Pliner Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

May 1, 2003

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

May 1, 2003

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Edward S. Pliner, certify that:

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

By:	/s/ EDWARD S. PLINER
Edward S. Pliner Senior Vice President and Chief Financial Officer

May 1, 2003

Exhibit List

Exhibit No.	Description
10.1

Form of Raytheon Company Change in Control Severance Agreement, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference. The Company has entered into a Change in Control Severance Agreement dated October 7, 2002 with Jay B. Stephens that is substantially similar to the Form of Agreement referenced above and provides for payment of an amount equal to three times his salary and targeted bonus and the continuation of certain employee benefits for up to three years.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002