Form 10-Q
period 2003-06-29
RAYTHEON CO/
filed 2003-08-04
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 29, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-13699

RAYTHEON COMPANY

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-1778500
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

141 SPRING STREET, LEXINGTON, MASSACHUSETTS	02421
(Address of Principal Executive Offices)	(Zip Code)

(781) 862-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Number of shares of common stock outstanding as of June 29, 2003: 413,988,000

RAYTHEON COMPANY

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RAYTHEON COMPANY

BALANCE SHEETS (Unaudited)

	June 29, 2003	Dec. 31, 2002
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$364	$544
Accounts receivable, less allowance for doubtful accounts	571	675
Contracts in process	3,490	3,016
Inventories	2,114	2,032
Deferred federal and foreign income taxes	507	601
Prepaid expenses and other current assets	221	247
Assets from discontinued operations	63	75

Total current assets	7,330	7,190
Property, plant, and equipment, net	2,461	2,396
Deferred federal and foreign income taxes	316	281
Goodwill	11,452	11,170
Other assets, net	2,734	2,909

Total assets	$24,293	$23,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$968	$1,153
Advance payments, less contracts in process	932	819
Accounts payable	824	776
Accrued salaries and wages	670	710
Other accrued expenses	1,240	1,316
Liabilities from discontinued operations	56	333

Total current liabilities	4,690	5,107
Accrued retiree benefits and other long-term liabilities	2,882	2,831
Long-term debt	6,746	6,280
Mandatorily redeemable equity securities	859	858
Stockholders’ equity	9,116	8,870

Total liabilities and stockholders’ equity	$24,293	$23,946

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In millions, except per share amounts)
Net sales	$4,429	$4,095	$8,630	$8,006

Cost of sales	3,570	3,207	7,050	6,367
Administrative and selling expenses	345	313	647	607
Research and development expenses	131	121	237	225

Total operating expenses	4,046	3,641	7,934	7,199

Operating income	383	454	696	807

Interest expense	135	130	278	270
Interest income	(11)	(9)	(23)	(17)
Other (income) expense, net	(8)	13	15	21

Non-operating expense, net	116	134	270	274

Income from continuing operations before taxes	267	320	426	533
Federal and foreign income taxes	81	97	129	161

Income from continuing operations	186	223	297	372
Loss from discontinued operations, net of tax	(86)	(359)	(102)	(583)

Income (loss) before extraordinary item and accounting change	100	(136)	195	(211)
Extraordinary gain from debt repurchases, net of tax	—	—	—	1
Cumulative effect of change in accounting principle, net of tax	—	—	—	(509)

Net income (loss)	$100	$(136)	$195	$(719)

Earnings per share from continuing operations
Basic	$0.45	$0.56	$0.72	$0.94
Diluted	$0.45	$0.54	$0.72	$0.91
Loss per share from discontinued operations
Basic	$(0.21)	$(0.90)	$(0.25)	$(1.47)
Diluted	$(0.21)	$(0.87)	$(0.25)	$(1.43)
Loss per share from cumulative effect of change in accounting principle, net of tax
Basic	$—	$—	$—	$(1.28)
Diluted	$—	$—	$—	$(1.25)
Earnings (loss) per share
Basic	$0.24	$(0.34)	$0.48	$(1.81)
Diluted	$0.24	$(0.33)	$0.47	$(1.76)

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 29, 2003	June 30, 2002
	(In millions)
Cash flows from operating activities
Income from continuing operations	$297	$372
Adjustments to reconcile income from continuing operations to net cash used in operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	181	175
Gain on sale of operating units and investments	(27)	—
Decrease (increase) in accounts receivable	106	(41)
Increase in contracts in process	(453)	(355)
Decrease (increase) in inventories	12	(74)
Decrease in current deferred federal and foreign income taxes	94	44
Decrease in prepaid expenses and other current assets	11	144
Increase (decrease) in advance payments	27	(27)
Increase (decrease) in accounts payable	15	(115)
Decrease in accrued salaries and wages	(40)	(13)
(Decrease) increase in other accrued expenses	(64)	50
Change in long-term deferred federal and foreign income taxes	17	218
Other adjustments, net	145	84

Net cash provided by operating activities from continuing operations	321	462
Net cash used in operating activities from discontinued operations	(421)	(483)

Net cash used in operating activities	(100)	(21)

Cash flows from investing activities
Origination of financing receivables	(150)	(141)
Collection of financing receivables not sold	308	68
Sale of financing receivables, net of repurchases	—	7
Expenditures for property, plant, and equipment	(137)	(190)
Proceeds from sales of property, plant, and equipment	10	9
Expenditures for internal use software	(49)	(52)
Increase in other assets	(2)	(27)
Space Imaging debt guarantee payment	(130)	—
Payment for purchase of acquired companies net of cash received	(40)	—
Proceeds from sales of operating units and investments	40	1,123
Hughes Defense settlement	—	134

Net cash (used in) provided by investing activities	(150)	931

Cash flows from financing activities
Dividends	(165)	(159)
Increase (decrease) in short-term debt and other notes	548	(159)
Issuance of long-term debt, net of offering costs	418	—
Repayments of long-term debt	(775)	(294)
Issuance of common stock	35	61
Proceeds under common stock plans	9	69

Net cash provided by (used in) financing activities	70	(482)

Net (decrease) increase in cash and cash equivalents	(180)	428
Cash and cash equivalents at beginning of year	544	1,214

Cash and cash equivalents at end of period	$364	$1,642

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

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In millions except per share amounts)
Reported net income (loss)	$100	$(136)	$195	$(719)
Reported basic earnings (loss) per share	0.24	(0.34)	0.48	(1.81)
Reported diluted earnings (loss) per share	0.24	(0.33)	0.47	(1.76)
Adjustment to compensation expense for stock-based awards, net of tax	$18	$15	$34	$30
Pro forma net income (loss)	$82	$(151)	$161	$(749)
Pro forma basic earnings (loss) per share	$0.20	(0.38)	0.40	(1.88)
Pro forma diluted earnings (loss) per share	$0.20	(0.37)	0.39	(1.83)

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

3.    Acquisitions

In June 2003, the Company participated in a financial recapitalization of Flight Options LLC (FO) and exchanged certain FO debt for equity. As a result of this recapitalization, the Company now owns approximately 65 percent of FO, is consolidating FO’s results in its financial statements, and has committed to invest certain additional capital on an as needed basis over the next 18 months and provide collateralized aircraft and retail financing over the next three years. The Company’s additional capital commitment is $21 million. The Company’s additional collateralized aircraft financing commitment totals $80 million and the Company’s additional collateralized retail financing commitment totals $34 million. Assets acquired included $83 million of inventories and $27 million of other current assets. Liabilities assumed included $97 million of notes payable and long-term debt, $90 million of advance payments, and $77 million of accounts payable and accrued expenses. The Company also recorded $36 million of intangible assets and $118 million of goodwill in connection with this recapitalization.

In March 2003, the Company acquired Solipsys Corporation for $170 million, net of cash received, to be paid over two years, subject to purchase price adjustments. In addition, the Company may be required to make certain performance-based incentive payments. The Company paid $40 million, net in cash in the first quarter of 2003 and also intends to make the remaining payments in cash. Assets acquired included $7 million of contracts in process. Liabilities assumed included $2 million of accounts payable and $3 million of accrued salaries and wages. The Company also recorded $8 million of intangible assets and $160 million of goodwill in connection with this acquisition.

4.    Inventories

Inventories consisted of the following at:

	June 29, 2003	Dec. 31, 2002
	(In millions)
Finished goods	$658	$597
Work in process	1,116	1,042
Materials and purchased parts	340	393

Total	$2,114	$2,032

Inventories at Raytheon Aircraft totaled $1,736 million at June 29, 2003 (consisting of $639 million of finished goods, $856 million of work in process, and $241 million of materials and purchased parts) and $1,612 million at December 31, 2002 (consisting of $557 million of finished goods, $761 million of work in process, and $294 million of materials and purchased parts).

5.    Prepaid Expenses and Other Current Assets

Included in prepaid expenses and other current assets at December 31, 2002 was $48 million of restricted cash from the sale of the Company’s corporate headquarters. During the first six months of 2003, $38 million of this cash was used to fund the construction of the Company’s new corporate headquarters and the acquisition of three other properties. In June 2003, the restrictions related to the use of this cash expired, therefore, the remaining $10 million was reflected in the statement of cash flows for the six months ended June 29, 2003 as proceeds from sales of property, plant, and equipment.

6.    Product Warranty

Warranty provisions related to aircraft sales are determined based upon an estimate of costs that may be incurred under warranty and other post-sales support programs.

Activity related to aircraft warranty provisions was as follows:

(In millions)
Balance at January 1, 2003	$22
Accruals for aircraft deliveries in 2003	9
Warranty services provided in 2003	(11)

Balance at June 29, 2003	$20

7.    Notes Payable and Long-term Debt

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

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, be at least 2.5 times net interest expense for the prior four quarters. In July 2003, the covenant was amended to exclude charges of $100 million related to discontinued operations. The Company was in compliance with the interest coverage ratio covenant, as amended, during the first six months of 2003.

8.    Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	June 29, 2003	Dec. 31, 2002
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	4	4
Additional paid-in capital	8,302	8,146
Accumulated other comprehensive income	(2,120)	(2,180)
Treasury stock	(5)	(4)
Retained earnings	2,935	2,904
Total	$9,116	$8,870

Outstanding shares of common stock	414.0	408.2

During the first six months of 2003, the Company issued 5.1 million shares of common stock related to its savings and investment plans and 0.7 million shares in connection with stock plan activity.

The weighted-average shares outstanding for basic and diluted earnings per share (EPS) were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In thousands)
Average common shares outstanding for basic EPS	411,633	399,970	410,062	397,827
Dilutive effect of stock options, restricted stock, and equity security units	3,239	12,883	2,744	10,761

Shares for diluted EPS	414,872	412,853	412,806	408,588

Stock options to purchase 31.8 million and 23.2 million shares of common stock for the three months ended June 29, 2003 and June 30, 2002, respectively, and options to purchase 31.8 million and 23.4 million shares of common stock for the six months ended June 29, 2003 and June 30, 2002, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company’s common stock during the respective periods.

Stock options to purchase 15.7 million and 20.5 million shares of common stock for the three months ended June 29, 2003 and June 30, 2002, respectively, and options to purchase 15.5 million and 20.3 million shares of common stock for the six months ended June 29, 2003 and June 30, 2002, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, and equity security units in the table above.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In millions)
Net income (loss)	$100	$(136)	$195	$(719)
Other comprehensive income	48	25	61	19

Total comprehensive income (loss)	$148	$(111)	$256	$(700)

9.    Business Segment Reporting

Effective January 1, 2003, the Company began reporting its government and defense businesses in six segments. In addition, the Company’s Commercial Electronics businesses were reassigned to the new government and defense businesses. Also in the first quarter of 2003, the Company changed the way pension expense or income is reported in the Company’s segment results. Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans which are determined by other factors. A major factor for determining pension funding requirements are Cost Accounting Standards (CAS) that proscribe the allocation to and recovery of pension costs on U.S. government contracts. The Company now reports the difference between SFAS No. 87 (FAS) pension expense or income and CAS pension expense as a separate line item in the Company’s segment results called FAS/CAS Pension Adjustment. The Company’s individual segment results now only include pension expense as determined under CAS, which can generally be recovered through the pricing of products and services to the U.S. government. Previously, the Company’s individual segment results included FAS pension expense or income, which consisted of CAS pension expense and an adjustment to reconcile CAS pension expense to FAS Pension expense or income.

Segment net sales and operating income include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes Company-wide accruals and over/under applied overhead that have not been attributed to a particular segment and intersegment sales and profit eliminations. Corporate and Eliminations also includes net sales of $25 million and $24 million for the three months ended June 29, 2003 and June 30, 2002, respectively, and $51 million and $47 million for the six months ended June 29, 2003 and June 30, 2002, respectively, consisting primarily of Raytheon Professional Services, which reported break-even operating results for the same periods.

Segment financial results were as follows:

	Net Sales		Net Sales
	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In millions)
Integrated Defense Systems	$701	$599	$1,355	$1,190
Intelligence and Information Systems	525	457	987	874
Missile Systems	833	729	1,690	1,456
Network Centric Systems	716	760	1,487	1,508
Space and Airborne Systems	886	798	1,780	1,505
Technical Services	465	505	956	1,033
Aircraft	627	526	1,004	1,020
Corporate and Eliminations	(324)	(279)	(629)	(580)

Total	$4,429	$4,095	$8,630	$8,006

Intersegment sales in the three months ended June 29, 2003 and June 30, 2002, respectively, include $33 million and $28 million for Integrated Defense Systems, $8 million and $11 million for Intelligence and Information Systems, $71 million and $47 million for Network Centric Systems, $103 million and $75 million for Space and Airborne Systems, and $134 million and $142 million for Technical Services. Corporate and Eliminations includes net sales of $25 million and $24 million in the three months ended June 29, 2003 and June 30, 2002, respectively, consisting primarily of Raytheon Professional Services.

Intersegment sales in the six months ended June 29, 2003 and June 30, 2002, respectively, include $71 million and $55 million for Integrated Defense Systems, $18 million and $19 million for Intelligence and Information Systems, $135 million and $102 million for Network Centric Systems, $193 million and $152 million for Space and Airborne Systems, and $263 million and $299 million for Technical Services. Corporate and Eliminations includes net sales of $51 million and $47 million in the six months ended June 29, 2003 and June 30, 2002, respectively, consisting primarily of Raytheon Professional Services.

	Operating Income		Operating Income
	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In millions)
Integrated Defense Systems	$80	$72	$154	$143
Intelligence and Information Systems	46	41	87	78
Missile Systems	104	93	205	187
Network Centric Systems	20	58	82	131
Space and Airborne Systems	127	108	231	193
Technical Services	34	5	70	40
Aircraft	7	11	(31)	(42)
FAS/CAS Pension Adjustment	(29)	53	(58)	105
Corporate and Eliminations	(6)	13	(44)	(28)

Total	$383	$454	$696	$807

	Identifiable Assets
	June 29, 2003	Dec. 31, 2002
	(In millions)
Integrated Defense Systems	$1,692	$1,612
Intelligence and Information Systems	1,959	1,926
Missile Systems	4,769	4,429
Network Centric Systems	4,027	3,914
Space and Airborne Systems	3,878	3,875
Technical Services	1,348	1,372
Aircraft	4,054	3,891
Corporate	2,503	2,852
Discontinued Operations	63	75

Total	$24,293	$23,946

10.    Other (Income) Expense, net

The components of other (income) expense, net were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In millions)
Equity losses in unconsolidated affiliates	$7	$10	$20	$16
Sale of a preferred stock investment in the Company’s former aviation support business	(27)	—	(27)	—
Write-down of investments and assets held for sale	12	—	12	—
Other	—	3	10	5

Total	$(8)	$13	$15	$21

11.    Discontinued Operations

In March 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. There was no pretax gain or loss on the sale of AIS, however, due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $212 million, resulting in a $212 million after-tax loss on the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. At June 29, 2003, the balance of these retained assets was $50 million. Schedule delays, cost growth, and other variables could continue to have a negative effect on these retained assets. The timing and amount of net realizable value of these retained assets are uncertain and subject to a number of unpredictable market forces.

The Company recorded a $12 million charge in the second quarter of 2003 primarily related to cost growth on the BBJ program. The Company also recorded charges related to AIS of $2 million in the second quarter of 2003 and $5 million in the first quarter of 2003 primarily as a result of continued difficulty the Company has been experiencing liquidating the BBJ-related assets. In the second quarter of 2002, the Company recorded a $23 million write-down of a BBJ-related aircraft owned by the Company and a $4 million charge in the second quarter of 2002 for cost growth in the BBJ program, offset by a $13 million gain resulting from the finalization of the 1999 claim, described above. The write-down of the BBJ-related aircraft resulted from the Company’s decision to market this aircraft unfinished due to the current environment of declining prices for BBJ-related aircraft. The Company was previously marketing this aircraft as a customized executive BBJ.

The income (loss) from discontinued operations related to AIS was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In millions)
Net sales	$—	$—	$—	$202
Operating expenses	—	—	—	196

Income before taxes	—	—	—	6
Federal and foreign income taxes	—	—	—	2

Income from discontinued operations	—	—	—	4
Loss on disposal of discontinued operations, net of tax	—	—	—	(212)
Adjustments, net of tax	(9)	(9)	(12)	(9)

Total	$(9)	$(9)	$(12)	$(217)

The components of assets and liabilities related to AIS were as follows:

	June 29, 2003	Dec. 31, 2002
	(In millions)
Current assets	$63	$75

Total assets	$63	$75

Current liabilities	$11	$14

Total liabilities	$11	$14

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI) for $73 million in cash plus assumption of debt and other obligations. At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and parent guarantees of performance and payment (the “Support Agreements”) on many long-term construction contracts and certain leases. The Support Agreements were provided to customers at the time of contract award as security to the customers for the underlying contract obligations. Generally, the total security was capped at the value of the contract price to secure full performance, including, in some cases, the payment of liquidated damages available under the contract. At June 29, 2003, the maximum exposure on outstanding Support Agreements for which there were stated values was $299 million for letters of credit, $324 million for performance bonds, and $95 million for parent guarantees. Of these amounts, $31 million of letters of credit, $241 million of performance bonds, and $73 million of parent guarantees relate to projects assumed by WGI in its bankruptcy, as described below. There are additional guarantees of project performance for which there is no stated maximum value that also remain outstanding. Of the guarantees that have no stated maximum value, many relate to contract obligations that, by their terms, include caps on liability for certain types of obligations. All of the underlying projects that have guarantees with no stated maximum value have substantially completed construction and are in the final stages of work which includes punch list, warranty, commercial closeout, and claims resolution phases. Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

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

In March 2001, WGI abandoned two Massachusetts construction projects, triggering the Company’s guarantees to the customer. The Company honored the guarantees and commenced work on these projects. Activities continue on the two projects—the Mystic Station plant and the Fore River plant. Both plants have been delivered to the owners for commercial operation and the owners have assumed care, custody, operational control, and risk of loss on both facilities. Pursuant to the construction contract, since the Mystic Station plant had not achieved performance test completion by January 14, 2003, the Company made payments totaling $68 million, which pre-funded the delay and performance liquidated damages to the maximum amount specified by the construction contract, of which $35 million has been recorded as a receivable. Also pursuant to the construction contract, the customer has taken the position that a similar missed deadline occurred on February 24, 2003 for the Fore River plant and that a payment of $67 million was required from the Company on that date to pre-fund the delay and performance liquidated damages to the maximum amount specified by the construction contract. The Company believes that this February 24, 2003 deadline was incorrect and should have been extended as a result of changes for which the Company is entitled to change orders, an issue that is now being arbitrated between the Company and the customer. Accordingly, the Company did not make the requested payment to the customer on that date and has informed the customer that the deadline and requested payment are in dispute. As a result, the customer drew down on certain letters of credit totaling $27 million that had been posted by the Company as contract performance security. A resolution of the current dispute between the Company and the customer over the contract deadline and the applicable liquidated damages is dependent upon the outcome of the arbitration, which is expected to be determined later this year. The Company transferred care, custody, operational control, and risk of loss of Mystic Block 8 to the customer in April 2003 and Mystic Block 9 in June 2003, which are both now in commercial operation. The Company transferred care, custody, operational control, and risk of loss of Fore River to the customer effective as of July 29, 2003. The Company recorded a $106 million charge in the second quarter of 2003 and a $12 million charge in the first quarter of 2003 associated with increased costs for the two projects. In 2002, the Company recorded a charge of $796 million resulting from an increase in the estimated cost to complete (ETC) for the two projects. The Company had previously recorded a charge of $814 million in 2001. The cost increases resulted from declining productivity, schedule delays, misestimates of field engineered materials, disputed changes, and unbudgeted hours worked. Remaining risks in completing Mystic and Fore River include costs associated with the possibility of further delays, labor productivity, and the successful completion of all remaining work items. On July 30, 2003, Exelon Corporation, the ultimate parent of the customer of these two construction projects, announced that it had commenced the process of an orderly transition out of the ownership of these projects and would not provide additional funding to the projects beyond its existing contractual obligations. Although at this time the Company does not expect this announcement to have a material adverse effect on its financial position or results of operations, the ultimate effect of this announcement cannot be predicted.

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

In the second quarter of 2003, the Company recorded charges of $13 million for legal, management, and other costs versus $14 million in the second quarter of 2002. In the first six months of 2003, the Company recorded charges of $21 million for legal, management, and other costs versus $23 million in the first six months of 2002. In the second quarter of 2002 and the first six months of 2002, the Company allocated $17 million and $30 million, respectively, of interest expense to RE&C based upon actual cash outflows since the date of disposition. Since the projects are nearing completion, the Company is not allocating interest expense to RE&C in 2003.

Liabilities from discontinued operations included current liabilities for RE&C of $45 million and $319 million at June 29, 2003 and December 31, 2002, respectively.

In the second quarter of 2003, the total loss from discontinued operations was $133 million pretax, $86 million after-tax, or $0.21 per diluted share versus $530 million pretax, $359 million after-tax, or $0.87 per diluted share in the second quarter of 2002.

In the first six months of 2003, the total loss from discontinued operations was $158 million pretax, $102 million after-tax, or $0.25 per diluted share versus $546 million pretax, $583 million after-tax, or $1.43 per diluted share in the first six months of 2002.

12.    Commitments and Contingencies

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $143 million. On a discounted basis, the Company estimates the liability to be $92 million before U.S. government recovery and had this amount accrued at June 29, 2003. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $49 million at June 29, 2003 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

In late 1999, the Company and two of its officers were named as defendants in several class action lawsuits which were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants (the “Consolidated Complaint”). The Consolidated Complaint principally alleges that the defendants violated federal securities laws by making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the purported class period. In March 2002, the court certified the class of plaintiffs as those people who purchased the Company’s stock between October 7, 1998 and October 12,

1999. In August 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. Discovery is proceeding on the two circumstances that remain the subject of claims. In March 2003, the plaintiff filed an amendment to the Consolidated Complaint which sought to add the Company’s independent accountant as an additional defendant. In May 2003, the court issued an order dismissing one of the two claims that had been asserted against the Company’s independent accountant.

In 1999 and 2000, the Company was also named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits. The derivative complaints contain allegations similar to those included in the Consolidated Complaint and further allege that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. In December 2001, the Company and the individual defendants filed a motion to dismiss one of the derivative lawsuits. These actions have since been consolidated, and the plaintiffs have filed a consolidated amended complaint. The defendants have filed a motion to dismiss the consolidated amended complaint.

In June 2001, a class action lawsuit was filed on behalf of all purchasers of common stock or senior notes of WGI during the class period of April 17, 2000 through March 1, 2001 (the “WGI Complaint”). The plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed in October 2001 alleging similar claims. The Company and the individual defendants filed a motion seeking to dismiss the action in November 2001. In April 2002, the motion to dismiss was denied. The defendants have filed their answer to the amended complaint and discovery is proceeding. In April, 2003 the District Court conditionally certified the class and defined the class period as that between April 17, 2000 and March 2, 2001, inclusive.

In July 2001, the Company was named as a nominal defendant and all of its directors at the time have been named as defendants in two identical purported derivative lawsuits. The court has since consolidated these lawsuits into one action. The derivative complaints contain allegations similar to those included in the WGI Complaint and further allege that the individual defendants breached fiduciary duties to the Company and failed to maintain systems necessary for prudent management and control of the Company’s operations. In December 2001, the Company and the individual defendants filed a motion to dismiss one of the derivative lawsuits.

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

In May 2003, two purported class action lawsuits were filed on behalf of participants in the Company’s retirement plans who invested in the Company’s stock between August 19, 1999 and the present. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA) and are substantially similar. Both complaints allege that the Company and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of the Company’s retirement plans’ investment in the Company’s stock.

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

13.    Accounting Standards

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company’s mandatorily redeemable equity securities, which are subject to the provisions of SFAS No. 150, will be reported differently in the third quarter of 2003 as a result of the adoption of FIN 46, described below.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). This interpretation addresses the consolidation of certain variable interest entities (VIEs). FIN 46 applies immediately to financial interests obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2001, the Company issued 17,250,000, 8.25% equity security units. Each equity security unit consists of a contract to purchase shares of the Company’s common stock and a mandatorily redeemable equity security. The mandatorily redeemable equity security represents preferred stock of RC Trust I (RCTI), a subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note. RCTI is considered to be a VIE under FIN 46 and because the preferred stock was a part of the equity security units issued by the Company, the Company is not the primary beneficiary of RCTI. As a result, RCTI can no longer be consolidated by the Company under the provisions of FIN 46, therefore, the Company’s mandatorily redeemable equity securities will not be reported on the Company’s balance sheet in the third quarter of 2003. Instead the Company will report the subordinated note payable to RCTI.

In 1998, the Company entered into a $490 million property sale and five-year operating lease (synthetic lease) facility under which property, plant, and equipment was sold and leased back to the Company. In September 2003, the lease facility expires and the Company will buy back the assets remaining in the lease facility for approximately $138 million. Because this synthetic lease facility is considered a VIE under FIN 46 for which the Company is the primary beneficiary, the buyback of the assets from the synthetic lease will be reflected as a repayment of debt on the statement of cash flows in the third quarter of 2003.

14.    Subsequent Events

In July 2003, the Company acquired the Honeywell Aerospace and Defence Services business unit of Honeywell in Australia which has annual revenue of approximately $20 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations – Second Quarter 2003 Compared with Second Quarter 2002

Net sales were $4.4 billion in the second quarter of 2003 versus $4.1 billion in the second quarter of 2002. The increase in sales was due to higher U.S. Department of Defense (DoD) expenditures in the Company’s strategic business areas. Sales to the U.S. DoD were 67 percent of sales in the second quarter of 2003 versus 61 percent of sales in the second quarter of 2002. Total sales to the U.S. government, including foreign military sales, were 75 percent of sales in the second quarter of 2003 versus 72 percent of sales in the second quarter of 2002. Total international sales, including foreign military sales, were 18 percent of sales in the second quarter of 2003 versus 21 percent of sales in the second quarter of 2002.

Gross margin, net sales less cost of sales, in the second quarter of 2003 was $859 million or 19.4 percent of sales versus $888 million or 21.7 percent of sales in the second quarter of 2002. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $29 million of expense and $53 million of income in the second quarter of 2003 and 2002, respectively. The decrease in gross margin as a percent of sales was due primarily to the change in the FAS/CAS Pension Adjustment. The change in the FAS/CAS pension adjustment was due primarily to the reduction in the Company’s long-term return on asset assumption under SFAS No. 87 and the actual rate of return on pension plan assets over the last several years.

In the first quarter of 2003, the Company changed the way pension expense or income is reported in the Company’s segment results. Statement of Financial Accounting

Standards (SFAS) No. 87, Employers’ Accounting for Pensions, outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans, which are determined by other factors. A major factor for determining pension funding requirements are Cost Accounting Standards (CAS) that proscribe the allocation to and recovery of pension costs on U.S. government contracts. The Company now reports the difference between SFAS No. 87 (FAS) pension expense or income and CAS pension expense as a separate line item in the Company’s segment results called FAS/CAS Pension Adjustment. The Company’s individual segment results now only include pension expense as determined under CAS, which can generally be recovered through the pricing of products and services to the U.S. government. Previously, the Company’s individual segment results included FAS pension expense or income, which consisted of CAS pension expense and an adjustment to reconcile CAS pension expense to FAS pension expense or income.

Administrative and selling expenses were $345 million or 7.8 percent of sales in the second quarter of 2003 versus $313 million or 7.6 percent of sales in the second quarter of 2002. The increase was due to the timing of expenditures related to new proposals.

Research and development expenses were $131 million or 3.0 percent of sales in the second quarter of 2003 versus $121 million or 3.0 percent of sales in the second quarter of 2002.

Operating income was $383 million or 8.6 percent of sales in the second quarter of 2003 versus $454 million or 11.1 percent of sales in the second quarter of 2002. The changes in operating income by segment are discussed below.

Interest expense in the second quarter of 2003 was $135 million versus $130 million in the second quarter of 2002. In the second quarter of 2002, the Company allocated $17 million of interest expense to discontinued operations. Since the projects are nearing completion, the Company is not allocating interest expense to discontinued operations in 2003. Total interest expense was $147 million in the second quarter of 2002. The decrease was due to lower weighted-average cost of borrowing partially offset by higher average debt as a result of the buy-out of general aviation and commuter aircraft long-term receivables from an off balance sheet facility in the fourth quarter of 2002.

Interest income in the second quarter of 2003 was $11 million versus $9 million in the second quarter of 2002.

Other income, net in the second quarter of 2003 was $8 million versus other expense, net of $13 million in the second quarter of 2002. Included in other income, net in the second quarter of 2003 was a $27 million gain on the sale of a preferred stock investment in the Company’s former aviation support business offset by $7 million of equity losses related to Flight Options LLC, described below in Financial Condition and Liquidity, and $12 million of charges to reduce the carrying value of certain investments and assets held for sale.

The effective tax rate was 30.3 percent in the second quarter of 2003 and 2002 reflecting the U.S. statutory rate of 35 percent reduced by foreign sales corporation tax credits, ESOP dividend deductions, and research and development tax credits applicable to certain government contracts.

Income from continuing operations was $186 million in the second quarter of 2003, or $0.45 per diluted share on 414.9 million average shares outstanding versus $223 million in the second quarter of 2002, or $0.54 per diluted share on 412.9 million average shares outstanding. The increase in average shares outstanding was due primarily to benefit plan-related activity.

The loss from discontinued operations, described below in Discontinued Operations, was $86 million after-tax, or $0.21 per diluted share in the second quarter of 2003 versus $359 million after-tax, or $0.87 per diluted share in the second quarter of 2002.

Net income in the second quarter of 2003 was $100 million, or $0.24 per diluted share versus a net loss of $136 million, or $0.33 per diluted share in the second quarter of 2002.

Integrated Defense Systems had sales of $701 million in the second quarter of 2003 versus $599 million in the second quarter of 2002. The increase in sales was due to the start-up of DD(X), the Navy’s future destroyer program, as well as increased missile defense sales. Operating income was $80 million in the second quarter of 2003 versus $72 million in the second quarter of 2002.

Intelligence and Information Systems had sales of $525 million in the second quarter of 2003 versus $457 million in the second quarter of 2002. The increase in sales was due to continued growth in classified programs, as well as the start-up of the NPOESS (National Polar-orbiting Operational Environmental Satellite Systems) program. The Company does not expect this sales growth rate to continue over the balance of the year. Operating income was $46 million in the second quarter of 2003 versus $41 million in the second quarter of 2002.

Missile Systems had sales of $833 million in the second quarter of 2003 versus $729 million in the second quarter of 2002. The increase in sales was due to work on the Tomahawk remanufacturing program and in production on the AIM-9X Sidewinder short-range air-to-air missile, Tactical Tomahawk, and Enhanced Sea Sparrow Missile. Operating income was $104 million in the second quarter of 2003 versus $93 million in the second quarter of 2002.

Network Centric Systems had sales of $716 million in the second quarter of 2003 versus $760 million in the second quarter of 2002. Operating income was $20 million in the second quarter of 2003 versus $58 million in the second quarter of 2002. The decrease in operating income was due to program performance issues on approximately 10 programs. As a result of delays, costs on the Brazilian System for the Vigilance of the Amazon (SIVAM) program, increased, requiring a contract adjustment of $25 million in the second quarter of 2003. In addition, the TOW Improved Target Acquisition System (ITAS) program for the Army experienced schedule and production delays. As a result, the Company recorded a $15 million contract adjustment in the second quarter of 2003. The Company expects to be past the significant risk phase on approximately seven of these 10 programs during the second half of 2003 and the remainder in the first half of 2004.

Space and Airborne Systems had sales of $886 million in the second quarter of 2003 versus $798 million in the second quarter of 2002. The increase in sales was due to higher sales on classified programs. Operating income was $127 million in the second quarter of 2003 versus $108 million in the second quarter of 2002.

Technical Services had sales of $465 million in the second quarter of 2003 versus $505 million in the second quarter of 2002. The decrease in sales was due to the loss of some programs in 2002. Operating income was $34 million in the second quarter of 2003 versus $5 million in the second quarter of 2002. Included in operating income in the second quarter of 2002 was a $28 million write-off of contract costs that the Company determined were unbillable.

Raytheon Aircraft had sales of $627 million in the second quarter of 2003 versus $526 million in the second quarter of 2002. The consolidation of Flight Options, described below in Financial Condition and Liquidity, resulted in a $54 million net increase in sales and had no impact to operating income. Operating income was $7 million in the second quarter of 2003 versus $11 million in the second quarter of 2002.

Six Months 2003 Compared With Six Months 2002

Net sales in the first six months of 2003 were $8.6 billion versus $8.0 billion in the first six months of 2002. The increase in sales was due to higher U.S. Department of Defense (DoD) expenditures in the Company’s strategic business areas. Sales to the U.S. DoD were 67 percent of sales in the first six months of 2003 versus 64 percent of sales in the first six months of 2002. Total sales to the U.S. government, including foreign military sales, were 76 percent of sales in the first six months of 2003 versus 73 percent of sales in the first six months of 2002. Total international sales, including foreign military sales, were 19 percent of sales in the first six months of 2003 versus 20 percent of sales in the first six months of 2002.

Gross margin, net sales less cost of sales, in the first six months of 2003 was $1.6 billion or 18.3 percent of sales versus $1.6 billion or 20.5 percent of sales in the first six months of 2002. Included in gross margin was a FAS/CAS Pension Adjustment, described above, of $58 million of expense and $105 million of income in the first six months of 2003 and 2002, respectively. The decrease in gross margin as a percent of sales was due to the change in the FAS/CAS Pension Adjustment. The change in the FAS/CAS pension adjustment was due primarily to the reduction in the Company’s long-term return on asset assumption under SFAS No. 87 and the actual rate of return on pension plan assets over the last several years.

Administrative and selling expenses were $647 million or 7.5 percent of sales in the first six months of 2003 versus $607 million or 7.6 percent of sales in the first six months of 2002.

Research and development expenses were $237 million or 2.7 percent of sales in the first six months of 2003 versus $225 million or 2.8 percent of sales in the first six months of 2002.

Operating income was $696 million or 8.1 percent of sales in the first six months of 2003 versus $807 million or 10.1 percent of sales in the first six months of 2002. The changes in operating income by segment are discussed below.

Interest expense in the first six months of 2003 was $278 million versus $270 million in the first six months of 2002. In the first six months of 2002, the Company allocated $30 million of interest expense to discontinued operations. Since the projects are nearing completion, the Company is not allocating interest expense to discontinued operations in 2003. Total interest expense was $300 million in the first six months of 2002. The decrease was due to lower weighted-average cost of borrowing.

Interest income in the first six months of 2003 was $23 million versus $17 million in the first six months of 2002. The increase in interest income was due to interest on receivables brought onto the Company’s books as part of the buy out of the Aircraft Receivables Facility in the fourth quarter of 2002.

Other expense, net in the first six months of 2003 was $15 million versus $21 million in the first six months of 2002. Included in other expense, net in the first six months of 2003 was a $27 million gain on the sale of a preferred stock investment in the Company’s former aviation support business offset by $20 million of equity losses related to Flight Options LLC, described below in Financial Condition and Liquidity, and $12 million of charges to reduce the carrying value of certain investments and assets held for sale. Other expense, net also included equity losses in other unconsolidated subsidiaries.

The effective tax rate was 30.3 percent in the first six months of 2003 versus 30.2 percent in the first six months of 2002 reflecting the U.S. statutory rate of 35 percent reduced by foreign sales corporation tax credits, ESOP dividend deductions, and research and development tax credits applicable to certain government contracts.

Income from continuing operations was $297 million in the first six months of 2003, or $0.72 per diluted share on 412.8 million average shares outstanding versus $372 million in the first six months of 2002, or $0.91 per diluted share on 408.6 million average shares outstanding. The increase in average shares outstanding was due primarily to benefit plan-related activity.

The loss from discontinued operations, described below in Discontinued Operations, was $102 million after-tax, or $0.25 per diluted share in the first six months of 2003 versus $583 million after-tax, or $1.43 per diluted share in the first six months of 2002.

Net income in the first six months of 2003 was $195 million, or $0.47 per diluted share versus a net loss of $719 million, or $1.76 per diluted share in the first six months of 2002.

Integrated Defense Systems had sales of $1,355 million in the first six months of 2003 versus $1,190 million in the first six months of 2002. The increase in sales was due to the start-up of DD(X), the Navy’s future destroyer program, as well as increased missile defense sales. Operating income was $154 million in the first six months of 2003 versus $143 million in the first six months of 2002.

Intelligence and Information Systems had sales of $987 million in the first six months of 2003 versus $874 million in the first six months of 2002. The increase in sales was due to continued growth in classified programs, as well as the start-up of the NPOESS (National Polar-orbiting Operational Environmental Satellite Systems) program. Operating income was $87 million in the first six months of 2003 versus $78 million in the first six months of 2002.

Missile Systems had sales of $1,690 million in the first six months of 2003 versus $1,456 million in the first six months of 2002. The increase in sales was due to work on the Tomahawk remanufacturing program and production on the AIM-9X Sidewinder short-range air-to-air missile, Tactical Tomahawk, and Enhanced Sea Sparrow Missile. Operating income was $205 million in the first six months of 2003 versus $187 million in the first six months of 2002.

Network Centric Systems had sales of $1,487 million in the first six months of 2003 versus $1,508 million in the first six months of 2002. Operating income was $82 million in the first six months of 2003 versus $131 million in the first six months of 2002. The decrease in operating income was due to program performance issues on approximately 10 programs. As a result of delays, costs on the Brazilian System for the Vigilance of the Amazon (SIVAM) program, increased, requiring a contract adjustment of $30 million in the first six months of 2003. In addition, the TOW Improved Target Acquisition System (ITAS) program for the Army experienced schedule and production delays. As a result, the Company recorded a $15 million contract adjustment in the first six months of 2003. The Company expects to be past the significant risk phase on approximately seven of these 10 programs during the second half of 2003 and the remainder in the first half of 2004.

Space and Airborne Systems had sales of $1,780 million in the first six months of 2003 versus $1,505 million in the first six months of 2002. The increase in sales was due to higher sales on ASTOR (Airborne Stand-off Radar), airborne radar programs, and classified programs. Operating income was $231 million in the first six months of 2003 versus $193 million in the first six months of 2002.

Technical Services had sales of $956 million in the first six months of 2003 versus $1,033 million in the first six months of 2002. The decrease in sales was due to the loss of some programs in 2002. Operating income was $70 million in the first six months of 2003 versus $40 million in the first six months of 2002. Included in operating income in the first six months of 2002 was a $28 million write-off of contract costs that the Company determined were unbillable.

Raytheon Aircraft had sales of $1,004 million in the first six months of 2003 versus $1,020 million in the first six months of 2002. The operating loss was $31 million in the first six months of 2003 versus $42 million in the first six months of 2002. The reduction in the operating loss was due to higher productivity and cost saving initiatives implemented over the last year. The Company remains concerned about the market outlook for both new and used aircraft. The Company also continues to monitor the development cost and certification and delivery schedule of the Horizon aircraft with anticipated certification in the first half of 2004 and first delivery by year-end 2004.

Backlog consisted of the following at:

	June 29, 2003	December 31, 2002
	(In millions)
Integrated Defense Systems	$5,720	$5,011
Intelligence and Information Systems	3,673	3,540
Missile Systems	4,167	3,509
Network Centric Systems	2,960	2,853
Space and Airborne Systems	4,418	4,523
Technical Services	1,477	1,603
Aircraft	2,170	4,396
Corporate	202	231

Total	$24,787	$25,666

U.S. government backlog included above	$19,481	$18,254

The decrease in backlog in the first six months of 2003 was due to backlog adjustments at Aircraft. In the second quarter of 2003, the Company reduced its reported Aircraft backlog by approximately $850 million related to an order received from Flight Options. Flight Options was consolidated with the Company in the second quarter of 2003 as described below in Financial Condition and Liquidity. In addition, an Aircraft customer canceled its order for 50 Hawker Horizon aircraft resulting in an $895 million backlog reduction. This decrease was offset by strong bookings across the government and defense businesses, particularly several large contract awards in Missile Systems and Integrated Defense systems.

Gross bookings were as follows:

	Six Months Ended
	June 29, 2003	June 30, 2002
	(In millions)
Integrated Defense Systems	$1,927	$889
Intelligence and Information Systems	1,102	680
Missile Systems	2,346	1,537
Network Centric Systems	1,465	1,065
Space and Airborne Systems	1,418	917
Technical Services	551	571
Aircraft	831	1,953
Corporate	23	21

Total	$9,663	$7,633

Discontinued Operations

In March 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. There was no pretax gain or loss on the sale of AIS, however, due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $212 million, resulting in a $212 million after-tax loss on the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. At June 29, 2003, the balance of these retained assets was $50 million. Schedule delays, cost growth, and other variables could continue to have a negative effect on these retained assets. The timing and amount of net realizable value of these retained assets are uncertain and subject to a number of unpredictable market forces.

The Company recorded a $12 million charge in the second quarter of 2003 primarily related to cost growth on the BBJ program. The Company also recorded charges related to AIS of $2 million in the second quarter of 2003 and $5 million in the first quarter of 2003 primarily as a result of continued difficulty the Company has been experiencing liquidating the BBJ-related assets. In the second quarter of 2002, the Company recorded a $23 million write-down of a BBJ-related aircraft owned by the Company and a $4 million charge in the second quarter of 2002 for cost growth in the BBJ program, offset by a $13 million gain resulting from the finalization of the 1999 claim, described above. The write-down of the BBJ-related aircraft resulted from the Company’s decision to market this aircraft unfinished due to the current environment of declining prices for BBJ-related aircraft. The Company was previously marketing this aircraft as a customized executive BBJ.

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI) for $73 million in cash plus assumption of debt and other obligations. At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and parent guarantees of performance and payment (the “Support Agreements”) on many long-term construction contracts and certain leases. The Support Agreements were provided to customers at the time of contract award as security to the customers for the underlying contract obligations. Generally, the total security was capped at the value of the contract price to secure full performance, including, in some cases, the payment of liquidated damages available under the contract. At June 29, 2003, the maximum exposure on outstanding Support Agreements for which there were stated values was $299 million for letters of credit, $324 million for performance bonds, and $95 million for parent guarantees. Of these amounts, $31 million of letters of credit, $241 million of performance bonds, and $73 million of parent guarantees relate to projects assumed by WGI in its bankruptcy, as described below. There are additional guarantees of project performance for which there is no stated maximum value that also remain outstanding. Of the guarantees that have no stated maximum value, many relate to contract obligations that, by their terms, include caps on liability for certain types of obligations. All of the underlying projects that have guarantees with no stated maximum value have substantially completed construction and are in the final stages of work which includes punch list, warranty, commercial closeout, and claims resolution phase. Some of these contingent obligations and guarantees include warranty provisions and extend for a number of years.

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

In March 2001, WGI abandoned two Massachusetts construction projects, triggering the Company’s guarantees to the customer. The Company honored the guarantees and commenced work on these projects. Activities continue on the two projects—the Mystic Station plant and the Fore River plant. Both plants have been delivered to the owners for commercial operation and the owners have assumed care, custody, operational control, and risk of loss on both facilities. Pursuant to the construction contract, since the Mystic Station plant had not achieved performance test completion by January 14, 2003, the Company made payments totaling $68 million, which pre-funded the delay and performance liquidated damages to the maximum amount specified by the construction contract, of which $35 million has been recorded as a receivable. Also pursuant to the construction contract, the customer has taken the position that a similar missed deadline occurred on February 24, 2003 for the Fore River plant and that a payment of $67 million was required from the Company on that date to pre-fund the delay and performance liquidated damages to the maximum amount specified by the construction contract. The Company believes that this February 24, 2003 deadline was incorrect and should have been extended as a result of changes for which the Company is entitled to change orders, an issue that is now being arbitrated between the Company and the customer. Accordingly, the Company did not make the requested payment to the customer on that date and has informed the customer that the deadline and requested payment are in dispute. As a result, the customer drew down on certain letters of credit totaling $27 million that had been posted by the Company as contract performance security. A resolution of the current dispute between the Company and the customer over the contract deadline and the applicable liquidated damages is dependent upon the outcome of the arbitration, which is expected to be determined later this year. The Company transferred care, custody, operational control, and risk of loss of Mystic Block 8 to the customer in April 2003 and Mystic Block 9 in June 2003, which are both now in commercial operation. The Company transferred care, custody, operational control, and risk of loss of Fore River to the customer effective as of July 29, 2003. The Company recorded a $106 million charge in the second quarter of 2003 and a $12 million charge in the first quarter of 2003 associated with increased costs for the two projects. In 2002, the Company recorded a charge of $796 million resulting from an increase in the estimated cost to complete (ETC) for the two projects. The Company had previously recorded a charge of $814 million in 2001. The cost increases resulted from declining productivity, schedule delays, misestimates of field engineered materials, disputed changes, and unbudgeted hours worked. Remaining risks in completing Mystic and Fore River include costs associated with the possibility of further delays, labor productivity, and the successful completion of all remaining work items. On July 30, 2003, Exelon Corporation, the ultimate parent of the customer of these two construction projects, announced that it had commenced the process of an orderly transition out of the ownership of these projects and would not provide additional funding to the projects beyond its existing contractual obligations. Although at this time the Company does not expect this announcement to have a material adverse effect on its financial position or results of operations, the ultimate effect of this announcement cannot be predicted.

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

In the second quarter of 2003, the Company recorded charges of $13 million for legal, management, and other costs versus $14 million in the second quarter of 2002. In the first six months of 2003, the Company recorded charges of $21 million for legal, management, and other costs versus $23 million in the first six months of 2002. In the second quarter of 2002 and the first six months of 2002, the Company allocated $17 million and $30 million, respectively, of interest expense to RE&C based upon actual cash outflows since the date of disposition. Since the projects are nearing completion, the Company is not allocating interest expense to RE&C in 2003.

Net cash used in operating activities from discontinued operations related to RE&C was $412 million in the first six months of 2003 versus $457 million in the first six months of 2002. The Company expects its operating cash flow to be negatively affected by approximately $425 million to $475 million in 2003 which includes project completion, legal, and management costs related to RE&C. Further increases in project costs may increase the estimated operating cash outflow for RE&C in 2003.

In the second quarter of 2003, the total loss from discontinued operations was $133 million pretax, $86 million after-tax, or $0.21 per diluted share versus $530 million pretax, $359 million after-tax, or $0.87 per diluted share in the second quarter of 2002.

In the first six months of 2003, the total loss from discontinued operations was $158 million pretax, $102 million after-tax, or $0.25 per diluted share versus $546 million pretax, $583 million after-tax, or $1.43 per diluted share in the first six months of 2002.

Financial Condition and Liquidity

Net cash used in operating activities was $100 million in the first six months of 2003 versus $21 million in the first six months of 2002. Net cash provided by operating activities from continuing operations was $321 million in the first six months of 2003 versus $462 million in the first six months of 2002. In the first six months of 2002, the Company received a tax refund of $156 million.

Net cash used in investing activities in the first six months of 2003 was $150 million versus net cash provided of $931 million in the first six months of 2002. Origination of financing receivables in the first six months of 2003 was $150 million versus $141 million in the first six months of 2002. Collection of financing receivables was $308 million in the first six months of 2003 versus $68 million in the first six months of 2002. The increase in collection of financing receivables was a result of the buy-out of general aviation and commuter aircraft long-term receivables from an off balance sheet facility in the fourth quarter of 2002 which brought the related assets onto the Company’s books. Capital expenditures were $137 million in the first six months of 2003 versus $190 million in the first six months of 2002. Capital expenditures for the full year 2003 are expected to be approximately $500 million. Capitalized expenditures for internal use software were $49 million in the first six months of 2003 versus $52 million in the first six months of 2002. Capitalized expenditures for internal use software are expected to be approximately $90 million in 2003 as the Company continues to convert significant portions of its existing financial systems to a new integrated financial system. In the first quarter of 2003, the Company paid $130 million related to a credit facility guarantee for Space Imaging. As discussed above in Discontinued Operations, in the first quarter of 2002, the Company sold AIS for $1,123 million, net subject to purchase price adjustments. In the first quarter of 2002, the Company received $134 million related to the Company’s merger with the defense business of Hughes Electronics Corporation (Hughes Defense).

Net cash provided by financing activities was $70 million in the first six months of 2003 versus net cash used of $482 million in the first six months of 2002. Dividends paid to stockholders were $165 million and $159 million in the first six months of 2003 and 2002, respectively. The quarterly dividend rate was $0.20 per share for the first two quarters of 2003 and 2002.

In March 2002, the Company formed a joint venture, Flight Options LLC (FO), whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. In June 2003, the Company participated in a financial recapitalization of FO. As a result of this recapitalization, the Company now owns approximately 65 percent of FO, is consolidating FO’s results in its financial statements, and has committed to invest certain additional capital on an as needed basis over the next 18 months and provide collateralized aircraft and retail financing over the next three years. The Company’s additional capital commitment is $21 million, however, FO does not expect to need additional capital funding in 2003. The Company’s additional collateralized aircraft financing commitment totals $80 million and FO expects to use $41 million of this financing during the remainder of 2003, driven by sales levels. The Company’s additional collateralized retail financing commitment totals $34 million, with $24 million expected to be used during the remainder of 2003, also driven by sales levels. Prior to the financial recapitalization, 100 percent of FO’s $20 million of losses was recorded in other expense in the first six months of 2003 since the Company has been meeting all of FO’s financing requirements. The consolidation of FO did not have a significant effect on the Company’s financial position or results of operations, although the Company’s reported revenue, operating income, and other expense will change as a result of the consolidation of FO’s results. FO’s customers, in certain instances, have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was approximately $530 million at December 31, 2002.

In 1995, through the acquisition of E-Systems, Inc., the Company invested in Space Imaging and currently has a 31 percent equity investment in Space Imaging LLC. In 2002, the Company recorded a $175 million charge to write-off the Company’s investment in Space Imaging and accrue for payment under the Company’s guarantee of a Space Imaging credit facility that matured in March 2003. In the first quarter of 2003, the Company paid $130 million related to the credit facility guarantee. In exchange for this payment, the Company received a note from Space Imaging for this amount that the Company has valued at zero. In the third quarter of 2001, the Company recorded a charge of $693 million related to the commuter aircraft business. Immediately prior to the charge, the Company had exposure on approximately $1,600 million of commuter-related assets consisting of 511 aircraft including financing receivables, inventory, and leases. At June 29, 2003 and December 31, 2002, the Company’s exposure on commuter-related assets was approximately $700 million consisting of 388 aircraft and approximately $800 million consisting of 433 aircraft, respectively.

Capital Structure and Resources

Total debt was $7.7 billion at June 29, 2003 compared with $7.4 billion at December 31, 2002. Cash and cash equivalents were $364 million at June 29, 2003 and $544 million at December 31, 2002. Total debt, as a percentage of total capital, was 43.6 percent at June 29, 2003 versus 43.3 percent at December 31, 2002.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.85 billion at June 29, 2003 and December 31, 2002. There was $550 million outstanding under these lines of credit at June 29, 2003. There were no borrowings under these lines of credit at December 31, 2002. In the first quarter of 2003, the Company issued $425 million of ten-year debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit. In the first quarter of 2002, the Company repurchased debt with a par value of $96 million.

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, be at least 2.5 times net interest expense for the prior four quarters. In July 2003, the covenant was amended to exclude charges of $100 million related to discontinued operations. The Company was in compliance with the interest coverage ratio covenant, as amended, during the first six months of 2003.

The Company has pension and retirement plans covering the majority of its employees, including certain employees in foreign countries. The Company’s SFAS No. 87 pension expense is expected to be approximately $300 million in 2003 and $625 million in 2004. The actual return on the Company’s pension plan assets from November 2002 through June 2003 was 9.5 percent, which exceeds the Company’s current long-term return on asset (ROA) assumption of 8.75 percent. For every 250 basis point increase or decrease in the actual pension plan asset return for the current year, the Company’s SFAS No. 87 pension expense for 2004 will change by approximately $12 million. The Company will adjust the discount rate on the pension and retirement plans’ measurement date to reflect current market conditions. A 25 basis point adjustment in the discount rate for 2004 will change the Company’s SFAS No. 87 pension expense for 2004 by approximately $38 million. Based upon the current market conditions at the end of July 2003, the discount rate would be approximately 6.5 percent.

The Company’s need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. Cash and cash equivalents, cash flow from operations, proceeds from divestitures, and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure, and debt service requirements.

Accounting Standards

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company’s mandatorily redeemable equity securities, which are subject to the provisions of SFAS No. 150, will be reported differently in the third quarter of 2003 as a result of the adoption of FIN 46, described below.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). This interpretation addresses the consolidation of certain variable interest entities (VIEs). FIN 46 applies immediately to financial interests obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2001, the Company issued 17,250,000, 8.25% equity security units. Each equity security unit consists of a contract to purchase shares of the Company’s common stock and a mandatorily redeemable equity security. The mandatorily redeemable equity security represents preferred stock of RC Trust I (RCTI), a subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note. RCTI is considered to be a VIE under FIN 46 and because the preferred stock was a part of the equity security units issued by the Company, the Company is not the primary beneficiary of RCTI. As a result, RCTI can no longer be consolidated by the Company under the provisions of FIN 46, therefore, the Company’s mandatorily redeemable equity securities will not be reported on the Company’s balance sheet in the third quarter of 2003. Instead the Company will report the subordinated note payable to RCTI.

In 1998, the Company entered into a $490 million property sale and five-year operating lease (synthetic lease) facility under which property, plant, and equipment was sold and leased back to the Company. In September 2003, the lease facility expires and the Company will buy back the assets remaining in the lease facility for approximately $138 million. Because this synthetic lease facility is considered a VIE under FIN 46 for which the Company is the primary beneficiary, the buyback of the assets from the synthetic lease will be reflected as a repayment of debt on the statement of cash flows in the third quarter of 2003.

Forward-Looking Statements

Certain statements made in this report, including any statements relating to the Company’s future plans, objectives, and projected future financial performance, contain or are based on, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, statements that are not historical facts, including statements accompanied by words such as “believe,” “expect,” “estimate,” “intend,” or “plan,” and variations of these words and similar expressions, are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and actual results may differ materially. The Company expressly disclaims any current intention to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report. Important factors that could cause actual results to differ include, but are not limited to: the ability to obtain or the timing of obtaining future government awards; the availability of government funding; changes in government or customer priorities due to program reviews or revisions to strategic objectives; difficulties in developing and producing operationally advanced technology systems; termination of government contracts; program performance and timing of contract payments; the performance of critical subcontractors; government import and export policies and other government regulations; the ultimate resolution of contingencies and legal matters, including investigations; the effect of market conditions, particularly in relation to the general aviation and commuter aircraft markets; the uncertainty of the timing and amount of net realizable value of Boeing Business Jet-related assets; the Company’s lack of construction industry expertise resulting from the Company’s sale of its engineering and construction businesses; the timing of final completion and customer acceptance on several construction projects; further delays and cost growth arising from construction activities, punch lists, and warranty obligations at two Massachusetts construction projects; the final determination by the Company of the required expenditure to complete the Massachusetts construction projects and the impact of change orders, the recoverability of the Company’s claims and the outcome of defending claims and litigation asserted against the Company; among other things. Further information regarding the factors that could cause actual results to differ materially from the Company’s expectations are reported in the Company’s SEC filings, including “Item 1—Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market exposures are to interest rates and foreign exchange rates.

The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial and investment banks primarily to manage interest rates associated with the Company’s financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at June 29, 2003 and June 30, 2002, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $2 million after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at June 29, 2003 and June 30, 2002, which was subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports. In addition, Raytheon management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal controls, and there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is a party to or has property subject to litigation and other proceedings referenced in “Note 12 – Commitments and Contingencies” of the Notes to Financial

Statements (Unaudited) included in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated in the Form 10-K, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company’s financial position or results of operations.

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

New Matters

In May 2003, two purported class action lawsuits entitled, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS) and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in federal court in Boston, Massachusetts on behalf of participants in the Company’s retirement plans who invested in the Company’s stock between August 19, 1999 and the present. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA) and are substantially similar. Both complaints allege that the Company and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of the Company’s retirement plans’ investment in the Company stock.

Previously Reported Matters

As previously reported, in late 1999, the Company and two of its officers were named as defendants in several class action lawsuits which were consolidated into a single complaint in June 2000, when four additional former or present officers were name as defendants (the “Consolidated Complaint”), with the caption, In Re Raytheon Securities Litigation (Civil Action No. 12142-PBS), filed in the U.S. District Court in Massachusetts. In August 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. Discovery is proceeding on the two circumstances that remain the subject of claims against the Company. In March

2003, the plaintiff filed an amendment to the Consolidated Complaint, which sought to add the Company’s independent accountant as an additional defendant (the “Amended Consolidated Complaint”). In May 2003, the court issued an order dismissing one of the two claims that had been asserted in the Amended Consolidated Complaint against the Company’s independent accountant.

As previously reported, in June 2001, a purported class action lawsuit entitled, Muzinich & Co., Inc. et al v. Raytheon Company, et. al., (Civil Action No. 01-0284-S-BLW) was filed in federal court in Boise, Idaho on behalf of all purchasers of common stock or senior notes of Washington Group International, Inc. (WGI) during the class period of April 17, 2000 through March 1, 2001. The plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. In April 2003, the District Court conditionally certified the class and defined the class period as that between April 17, 2000 and March 2, 2001, inclusive.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	First Amendment to 364-Day Credit Agreement dated as of July 18, 2003.

10.2	Third Amendment to the Five-Year Competitive Advance and Revolving Credit Agreement dated as of July 18, 2003.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward S. Pliner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

On June 13, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On June 27, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

Subsequent to the quarter end, on July 24, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY (Registrant)

By:    /s/    Edward S. Pliner

Edward S. Pliner

Senior Vice President and

Chief Financial Officer

August 1, 2003

Exhibit List

Exhibit No.	Description

10.1	First Amendment to 364-Day Credit Agreement dated as of July 18, 2003.

10.2	Third Amendment to the Five-Year Competitive Advance and Revolving Credit Agreement dated as of July 18, 2003.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Edward S. Pliner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.