Form 10-Q
period 2003-09-28
RAYTHEON CO/
filed 2003-11-12
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-13699

RAYTHEON COMPANY

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-1778500
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

870 WINTER STREET, WALTHAM, MASSACHUSETTS	02451
(Address of Principal Executive Offices)	(Zip Code)

(781) 522-3000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Number of shares of common stock outstanding as of September 28, 2003: 416,226,421

RAYTHEON COMPANY

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

RAYTHEON COMPANY

BALANCE SHEETS (Unaudited)

	Sept. 28, 2003	Dec. 31, 2002
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$203	$544
Accounts receivable, less allowance for doubtful accounts	543	675
Contracts in process	3,255	3,016
Inventories	2,085	2,032
Deferred federal and foreign income taxes	485	601
Prepaid expenses and other current assets	135	247
Assets from discontinued operations	60	75

Total current assets	6,766	7,190
Property, plant, and equipment, net	2,620	2,396
Deferred federal and foreign income taxes	358	281
Goodwill	11,474	11,170
Other assets, net	2,578	2,909

Total assets	$23,796	$23,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$559	$1,153
Advance payments, less contracts in process	1,008	819
Accounts payable	786	776
Accrued salaries and wages	826	710
Other accrued expenses	1,082	1,316
Liabilities from discontinued operations	75	333

Total current liabilities	4,336	5,107
Accrued retiree benefits and other long-term liabilities	2,853	2,831
Long-term debt	6,702	6,280
Mandatorily redeemable equity securities	859	858
Stockholders’ equity	9,046	8,870

Total liabilities and stockholders’ equity	$23,796	$23,946

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
	(In millions, except per share amounts)
Net sales	$4,378	$4,092	$13,008	$12,098

Cost of sales	3,776	3,240	10,826	9,607
Administrative and selling expenses	305	285	952	892
Research and development expenses	129	112	366	337

Total operating expenses	4,210	3,637	12,144	10,836

Operating income	168	455	864	1,262

Interest expense	137	118	415	388
Interest income	(10)	(7)	(33)	(24)
Other expense, net	12	15	27	36

Non-operating expense, net	139	126	409	400

Income from continuing operations before taxes	29	329	455	862
Federal and foreign income taxes	8	101	137	262

Income from continuing operations	21	228	318	600

Loss from discontinued operations, net of tax	(56)	(81)	(158)	(664)

Income (loss) before extraordinary item and accounting change	(35)	147	160	(64)

Extraordinary gain from debt repurchases, net of tax	—	—	—	1

Cumulative effect of change in accounting principle, net of tax	—	—	—	(509)

Net income (loss)	$(35)	$147	$160	$(572)

Earnings per share from continuing operations
Basic	$0.05	$0.56	$0.77	$1.50
Diluted	$0.05	$0.56	$0.77	$1.47
Loss per share from discontinued operations
Basic	$(0.14)	$(0.20)	$(0.38)	$(1.66)
Diluted	$(0.13)	$(0.20)	$(0.38)	$(1.62)
Loss per share from cumulative effect of change in accounting principle
Basic	$—	$—	$—	$(1.27)
Diluted	$—	$—	$—	$(1.25)
Earnings (loss) per share
Basic	$(0.08)	$0.36	$0.39	$(1.43)
Diluted	$(0.08)	$0.36	$0.39	$(1.40)
Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002
	(In millions)
Cash flows from operating activities
Income from continuing operations	$318	$600
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	279	267
Deferred federal and foreign income taxes	102	220
Gain on sale of operating units and investments	(27)	(3)
Savings and investment plan activity	149	143
Decrease (increase) in accounts receivable	133	(19)
Increase in contracts in process	(221)	(266)
Decrease (increase) in inventories	36	(117)
Decrease in prepaid expenses and other current assets	96	115
Increase (decrease) in advance payments	102	(90)
Decrease in accounts payable	(26)	(77)
Increase in accrued salaries and wages	115	174
Decrease in other accrued expenses	(217)	(96)
Other adjustments, net	145	151

Net cash provided by operating activities from continuing operations	984	1,002
Net cash used in operating activities from discontinued operations	(485)	(805)

Net cash provided by operating activities	499	197

Cash flows from investing activities
Origination of financing receivables	(274)	(257)
Collection of financing receivables not sold	430	122
Sale of financing receivables, net of repurchases	—	(46)
Expenditures for property, plant, and equipment	(243)	(286)
Synthetic lease maturity payment	(125)	—
Proceeds from sales of property, plant, and equipment	12	11
Expenditures for internal use software	(71)	(94)
Increase in other assets	(2)	(35)
Space Imaging debt guarantee payment	(130)	—
Payment for purchase of acquired companies, net of cash received	(60)	—
Proceeds from sales of operating units and investments	54	1,166
Hughes Defense settlement	—	134

Net cash (used in) provided by investing activities	(409)	715

Cash flows from financing activities
Dividends	(247)	(240)
Increase (decrease) in short-term debt and other notes	98	(167)
Issuance of long-term debt, net of offering costs	418	—
Repayments of long-term debt	(775)	(1,294)
Issuance of common stock	63	123
Proceeds under common stock plans	12	71

Net cash used in financing activities	(431)	(1,507)

Net decrease in cash and cash equivalents	(341)	(595)
Cash and cash equivalents at beginning of year	544	1,214

Cash and cash equivalents at end of period	$203	$619

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company (the “Company”) have been prepared on substantially the same basis as the Company’s annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The information furnished has been prepared from the accounts of the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Stock Plans

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148). Accordingly, no compensation expense has been recognized for stock-based compensation plans other than for restricted stock. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 148, the Company’s net income (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
	(In millions except per share amounts)
Reported net income (loss)	$(35)	$147	$160	$(572)
Add: Stock-based compensation expense included in reported net income, net of tax	1	2	4	4
Deduct: Compensation expense determined under the fair value method for all stock-based awards, net of tax	18	16	55	45

Pro forma net income (loss)	$(52)	$133	$109	$(613)

Reported basic earnings (loss) per share	$(0.08)	$0.36	$0.39	$(1.43)
Reported diluted earnings (loss) per share	$(0.08)	$0.36	$0.39	$(1.40)
Pro forma basic earnings (loss) per share	$(0.13)	$0.33	$0.26	$(1.53)
Pro forma diluted earnings (loss) per share	$(0.12)	$0.33	$0.26	$(1.50)

The weighted-average fair value of each stock option included in the preceding pro forma amounts is amortized over the vesting period of the underlying options.

The fair value was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted in the first nine months of 2003:

Expected life	4 years
Assumed annual dividend growth rate	—
Expected volatility	40%
Assumed annual forfeiture rate	12%

The risk free interest rate (month-end yields on 4-year treasury strips equivalent zero coupon) ranged from 2.1% to 3.0% in the first nine months of 2003.

3. Acquisitions and Divestitures

In July 2003, the Company acquired the Aerospace and Defence Services business unit of Honeywell for $20 million in cash, subject to purchase price adjustments. Assets acquired included $4 million of contracts in process. Liabilities assumed included $1 million of accounts payable and $2 million of other accrued expenses. The Company also recorded $8 million of intangible assets and $11 million of goodwill in connection with this acquisition.

In June 2003, the Company participated in a financial recapitalization of Flight Options LLC (FO) and exchanged certain FO debt for equity. As a result of this recapitalization, the Company now owns approximately 65 percent of FO and is consolidating FO’s results in its financial statements. Assets acquired included $83 million of inventories and $27 million of other current assets. Liabilities assumed included $97 million of notes payable and long-term debt, $90 million of advance payments, and $77 million of accounts payable and accrued expenses. The Company also recorded $26 million of intangible assets and $128 million of goodwill in connection with this recapitalization.

In March 2003, the Company acquired Solipsys Corporation for $170 million, net of cash received, to be paid over two years. In addition, the Company may be required to make certain performance-based incentive payments. The Company paid $40 million, net in cash in the first quarter of 2003 and intends to make the remaining payments, which have been accrued, in cash. Assets acquired included $7 million of contracts in process.

Liabilities assumed included $2 million of accounts payable and $3 million of accrued salaries and wages. The Company also recorded $8 million of intangible assets and $160 million of goodwill in connection with this acquisition. Pro forma financial information has not been provided for these acquisitions as they are not material either individually or in the aggregate. In addition, the Company has entered into other acquisition and divestiture agreements in the normal course of business that have not been separately disclosed as they are not material.

4. Inventories

Inventories consisted of the following at:

	Sept. 28, 2003	Dec. 31, 2002
	(In millions)
Finished goods	$667	$597
Work in process	1,105	1,042
Materials and purchased parts	313	393

Total	$2,085	$2,032

Inventories at Raytheon Aircraft totaled $1,749 million at September 28, 2003 (consisting of $649 million of finished goods, $877 million of work in process, and $223 million of materials and purchased parts) and $1,612 million at December 31, 2002 (consisting of $557 million of finished goods, $761 million of work in process, and $294 million of materials and purchased parts).

The Company uses lot accounting for new aircraft introductions. Lot accounting involves selecting an initial lot size at the time a new aircraft begins to ship and measuring an average cost over the entire lot for each aircraft sold. The costs attributed to aircraft delivered are based on the estimated average cost of all aircraft expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. Costs incurred on in-process and delivered aircraft in excess of the estimated average cost were included in inventories and totaled $115 million and $110 million at September 28, 2003 and December 31, 2002, respectively. Once production costs stabilize, which is expected by the time the initial lot has been completed, the use of lot accounting is discontinued. The Company determines lot size based on several factors, including the size of firm backlog, the expected annual production on the aircraft, and experience on similar new aircraft. The size of the initial lot for the Beechcraft Premier I, the only aircraft for which the Company is currently utilizing lot accounting, is 200 units. The estimated average cost of the aircraft is reviewed and reassessed quarterly.

The Company anticipates certification of the Horizon aircraft in the first half of 2004 and first delivery by year-end 2004. The Company had inventories of $95 million and $76 million at September 28, 2003 and December 31, 2002, respectively, related to the Horizon aircraft.

5. Prepaid Expenses and Other Current Assets

Included in prepaid expenses and other current assets at December 31, 2002 was $48 million of restricted cash from the sale of the Company’s corporate headquarters. During the first six months of 2003, $38 million of this cash was used to fund the construction of the Company’s new corporate headquarters and the acquisition of three other properties. In June 2003, the restrictions related to the use of this cash expired, therefore, the remaining $10 million was reflected in the statement of cash flows for the nine months ended September 28, 2003 as proceeds from sales of property, plant, and equipment.

6. Product Warranty

Warranty provisions related to aircraft sales are determined based upon an estimate of costs that may be incurred under warranty and other post-sales support programs.

Activity related to aircraft warranty provisions was as follows:

(In millions)
Balance at January 1, 2003	$22
Accruals for aircraft deliveries in 2003	13
Warranty services provided in 2003	(16)

Balance at September 28, 2003	$19

7. Notes Payable and Long-term Debt

In the first quarter of 2003, the Company issued $425 million ($418 million net of offering costs) of ten-year debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit. The Company has on file a shelf registration with the Securities and Exchange Commission registering the issuance of up to $3.0 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts of which $2.0 billion is remaining. In the first quarter of 2002, the Company repurchased debt with a par value of $96 million and recorded an extraordinary gain of $1 million, net of tax.

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, be at least 2.5 times net interest expense for the prior four quarters. In July 2003, the covenant was amended to exclude pretax charges of $100 million related to RE&C and in October 2003, the covenant was further amended to exclude $226 million of pretax charges related to Network Centric Systems and Technical Services, and $78 million of pretax charges related to RE&C. The Company was in compliance with the interest coverage ratio covenant, as amended, during the first nine months of 2003.

8. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	Sept. 28, 2003	Dec. 31, 2002
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	4	4
Additional paid-in capital	8,369	8,146
Accumulated other comprehensive income	(2,138)	(2,180)
Treasury stock	(5)	(4)
Retained earnings	2,816	2,904

Total	$9,046	$8,870

Outstanding shares of common stock	416.2	408.2

During the first nine months of 2003, the Company issued 7.1 million shares of common stock related to its savings and investment plans, described below, and 0.9 million shares in connection with stock plan activity.

The Company maintains an employee stock ownership plan (ESOP) which includes the Company’s 401(k) plan (defined contribution plan), under which covered employees are allowed to contribute up to a specific percentage of their pay. The Company matches the employee’s contribution, up to a maximum of generally between three and four percent of the employee’s pay, by making a contribution to the Company stock fund (Company Match). The Company Match was $124 million for the nine months ended September 28, 2003 and September 29, 2002. The Company also makes an annual contribution to the Company stock fund of approximately one-half of one percent of salaries and wages of most U.S. salaried and hourly employees (Company Contribution). The Company Contribution was $25 million and $19 million for the nine months ended September 28, 2003 and September 29, 2002, respectively. The Company Match and Company Contribution were funded through the issuance of common stock and are non-cash operating activities included on the statement of cash flows.

The weighted-average shares outstanding for basic and diluted earnings per share (EPS) were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
	(In thousands)
Average common shares outstanding for basic EPS	414,275	403,675	411,466	399,780
Dilutive effect of stock options, restricted stock, and equity security units	3,541	5,068	2,997	8,943

Shares for diluted EPS	417,816	408,743	414,463	408,723

Stock options to purchase 24.9 million and 24.3 million shares of common stock for the three months ended September 28, 2003 and September 29, 2002, respectively, and stock options to purchase 30.8 million and 24.3 million shares of common stock for the nine months ended September 28, 2003 and September 29, 2002, respectively, did not affect the computation of diluted EPS. The exercise prices for these stock options were greater than the average market price of the Company’s common stock during the respective periods.

Stock options to purchase 21.4 million and 18.4 million shares of common stock for the three months ended September 28, 2003 and September 29, 2002, respectively, and stock options to purchase 15.4 million and 18.4 million shares of common stock for the nine months ended September 28, 2003 and September 29, 2002, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, and equity security units in the table above.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
	(In millions)
Net income (loss)	$(35)	$147	$160	$(572)
Other comprehensive income	(19)	11	42	30

Comprehensive income	$(54)	$158	$202	$(542)

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

Segment net sales and operating income include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes Company-wide accruals and over/under applied overhead that have not been attributed to a particular segment and intersegment sales and profit eliminations. Corporate and Eliminations also includes net sales of $14 million and $31 million for the three months ended September 28, 2003 and September 29, 2002, respectively, and $65 million and $78 million for the nine months ended September 28, 2003 and September 29, 2002, respectively, consisting primarily of Raytheon Professional Services, which reported break-even operating results for the same periods.

Segment financial results were as follows:

	Net Sales Three Months Ended		Net Sales Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
	(In millions)
Integrated Defense Systems	$718	$541	$2,073	$1,731
Intelligence and Information Systems	533	485	1,520	1,359
Missile Systems	905	792	2,595	2,248
Network Centric Systems	556	759	2,043	2,267
Space and Airborne Systems	930	803	2,710	2,308
Technical Services	447	556	1,403	1,589
Aircraft	637	451	1,641	1,471
Corporate and Eliminations	(348)	(295)	(977)	(875)

Total	$4,378	$4,092	$13,008	$12,098

Intersegment sales in the three months ended September 28, 2003 and September 29, 2002, respectively, include $35 million and $22 million for Integrated Defense Systems, $13 million and $7 million for Intelligence and Information Systems, $2 million and $1 million for Missile Systems, $85 million and $53 million for Network Centric Systems, $108 million and $80 million for Space and Airborne Systems, and $119 million and $163 million for Technical Services. Corporate and Eliminations includes net sales of $14 million and $31 million in the three months ended September 28, 2003 and September 29, 2002, respectively, consisting primarily of Raytheon Professional Services.

Intersegment sales in the nine months ended September 28, 2003 and September 29, 2002, respectively, include $106 million and $77 million for Integrated Defense Systems, $31 million and $26 million for Intelligence and Information Systems, $4 million and $1 million for Missile Systems, $220 million and $155 million for Network Centric Systems, $301 million and $232 million for Space and Airborne Systems, and $380 million and $462 million for Technical Services. Corporate and Eliminations includes net sales of $65 million and $78 million in the nine months ended September 28, 2003 and September 29, 2002, respectively, consisting primarily of Raytheon Professional Services.

	Operating Income Three Months Ended		Operating Income Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
	(In millions)
Integrated Defense Systems	$82	$70	$236	$213
Intelligence and Information Systems	54	46	141	124
Missile Systems	111	94	316	281
Network Centric Systems	(138)	63	(56)	194
Space and Airborne Systems	131	109	362	302
Technical Services	(2)	37	68	77
Aircraft	(10)	(11)	(41)	(53)
FAS/CAS Pension Adjustment	(28)	53	(85)	157
Corporate and Eliminations	(32)	(6)	(77)	(33)

Total	$168	$455	$864	$1,262

	Identifiable Assets
	Sept. 28, 2003	Dec. 31, 2002
	(In millions)
Integrated Defense Systems	$1,688	$1,612
Intelligence and Information Systems	1,966	1,926
Missile Systems	4,654	4,429
Network Centric Systems	3,712	3,914
Space and Airborne Systems	3,900	3,875
Technical Services	1,399	1,372
Aircraft	4,044	3,891
Corporate	2,373	2,852
Discontinued Operations	60	75

Total	$23,796	$23,946

10. Other Expense, net

The components of other expense, net were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2003	Sept. 28, 2002	Sept. 28, 2003	Sept. 29, 2002
	(In millions)
Equity (income) losses, net in unconsolidated affiliates	$—	$8	$19	$24
Gain on sale of a preferred stock investment in the Company’s former aviation support business	—	—	(27)	—
Write-down of investments and assets held for sale	—	—	12	—
Other	12	7	23	12

Total	$12	$15	$27	$36

11. Discontinued Operations

In March 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. There was no pretax gain or loss on the sale of AIS, however, due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $212 million, resulting in a $212 million after-tax loss on the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. At September 28, 2003, the balance of these retained assets was $47 million.

In the third quarter of 2003 and the first nine months of 2003, the Company recorded charges of $5 million and $17 million, respectively, related to cost growth on the BBJ program. The Company also recorded charges of $3 million in the third quarter of 2003 and $10 million in the first nine months of 2003, as a result of continued difficulty the Company has been experiencing liquidating the BBJ-related assets. In the first nine months of 2002, the Company recorded a $23 million write-down of a BBJ-related aircraft owned by the Company and a $4 million charge for cost growth in the BBJ program, offset by a $13 million gain resulting from the collection of the 1999 claim, described above. The write-down of the BBJ-related aircraft resulted from the Company’s decision to market this aircraft unfinished due to the current environment of declining prices for BBJ-related aircraft. The Company was previously marketing this aircraft as a customized executive BBJ.

The income (loss) from discontinued operations related to AIS was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
	(In millions)
Net sales	$—	$—	$—	$202
Operating expenses	—	—	—	196

Income before taxes	—	—	—	6
Federal and foreign income taxes	—	—	—	2

Income from discontinued operations	—	—	—	4
Loss on disposal of discontinued operations, net of tax	—	—	—	(212)
Adjustments, net of tax	(5)	(3)	(17)	(12)

Total	$(5)	$(3)	$(17)	$(220)

The components of assets and liabilities related to AIS were as follows:

	Sept. 28, 2003	Dec. 31, 2002
	(In millions)
Current assets	$60	$75

Total assets	$60	$75

Current liabilities	$10	$14

Total liabilities	$10	$14

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). In March 2001, WGI abandoned two Massachusetts construction projects, the Mystic Station plant and the Fore River plant (the “Massachusetts Projects”). Pursuant to the Company’s guarantees to the customers, the Company commenced work on the two Massachusetts Projects. In May 2001, WGI filed for bankruptcy protection. In the course of the bankruptcy proceeding, WGI rejected some ongoing construction contracts, triggering certain obligations of the Company under the outstanding Support Agreements.

Since the Mystic Station plant had not achieved performance test completion by January 14, 2003, the Company made payments to the customer of $68 million, which pre-funded the delay and performance liquidated damages to the maximum amount specified by the construction contract. Of this pre-funded amount, $36 million is recorded as a receivable as it represents contingent performance liquidated damages that were not realized and should be refunded. The customer has taken the position that a similar missed deadline occurred on February 24, 2003 for the Fore River plant and that a payment of $67 million was required from the Company on that date to pre-fund the delay and performance liquidated damages to the maximum amount specified by the construction contract. The Company believes that this February 24, 2003 deadline was incorrect and should have been extended. Accordingly, the Company did not make the requested payment to the customer and has informed the customer that the deadline and requested payment are in dispute. As a result, the customer drew down on certain letters of credit totaling $27 million that had been posted by the Company as contract performance security. Of this amount, $2 million is recorded as a receivable. A resolution of the current dispute between the Company and the customer over the contract deadline and the applicable liquidated damages is dependent upon the outcome of arbitration and the resolution of other change orders.

On July 29, 2003, Exelon Corporation, the ultimate parent of the customers of the Massachusetts Projects, announced that it had commenced the process of an orderly transition out of the ownership of the two Massachusetts Projects and would not provide additional funding beyond its existing contractual obligations. Accordingly, the Company believes that the customers of the Massachusetts Projects are insolvent and have not provided adequate assurances for payment of approximately $50 million that the Company believes it is owed and has recorded in the financial statements, as well as the value of unrecorded claims against the customers. On August 29, 2003, the Company filed a lawsuit in Massachusetts seeking to protect the Company’s rights in connection with the Massachusetts Projects, including seeking protection against draws under existing letters of credit totaling approximately $73 million. Related litigation is pending in New York and Nevada that involves the Massachusetts Projects and the Company’s interests. Although at this time the Company does not expect Exelon Corporation’s announcement or the pending litigation to have a material adverse effect on its financial position or results of operations, the ultimate effects of these events cannot be predicted.

Both of the Massachusetts Projects have been delivered to the customers for commercial operation and the customers have assumed care, custody, operational control, and risk of loss of both facilities. The Company is still performing work in connection with the Massachusetts Projects, including punchlist and warranty items.

Due to increased costs for the Massachusetts Projects, the Company recorded a $55 million charge in the third quarter of 2003, a $106 million charge in the second quarter of 2003, and a $12 million charge in the first quarter of 2003. The Company had previously recorded charges of $796 million in 2002 and $814 million in 2001 for the Massachusetts Projects. The charges and increased costs resulted from delays, labor and material cost growth, productivity issues, equipment and subcontractor performance, schedule liquidated damages, inaccurate estimates of field engineered materials, and disputed changes. Remaining risks in completing the Massachusetts Projects include inability to collect amounts owed to the Company due to the financial condition of the customers, the resolution of various disputes and other matters with the customers, suppliers, and subcontractors, costs associated with the possibility of further delays, labor and material cost growth productivity issues, equipment and subcontractor performance, and the successful completion of all remaining work items.

In addition to the Massachusetts Projects, the Company is responsible for completing four projects retained by the Company at the time of the sale of RE&C and other projects rejected by WGI in connection with its bankruptcy proceeding referenced above. All of these projects are in the final stages of work that includes punch list, warranty, commercial closeout, and claims resolution. Risks and exposures related to these projects include delays, labor and material cost growth, productivity issues, equipment and subcontractor performance, punch list and warranty closeout and performance, schedule and performance liquidated damages, final resolution of contract closeout issues including arbitration and litigation, collection of amounts due under the contracts, potential adverse claims resolution including possible subcontractor claims, lease exposures, availability guarantees, surety bonds, and warranties. In the third quarter of 2003, the Company recorded a charge of $4 million related to the settlement of warranty claims on one of these projects. In 2002, the Company recorded charges of $53 million for various issues in connection with these projects, including but not limited to, punchlist items, start-up costs, reliability testing, and turbine-related delays.

WGI continues to perform on certain projects on which Support Agreements remain outstanding. Further risks could arise for the Company if WGI fails to meet its obligations in connection with these projects.

At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and guarantees of performance and payment (the “Support Agreements”) on many long-term construction contracts and certain leases. A number of the Support Agreements remain in effect. At September 28, 2003, the Company’s maximum exposure on Support Agreements that have a stated value was approximately $680 million. In addition, there are outstanding guarantees of project performance for which there is no stated maximum value. The guarantees with no stated maximum value relate to projects that are substantially complete and are in the final stages of work that includes punch list, warranty, commercial closeout, and claims resolution. Some of these contingent obligations and guarantees include warranty provisions that extend for a number of years.

The Company’s cost estimates for the projects, including but not limited to the Massachusetts Projects, are heavily dependent upon third parties, including WGI, and their ability to perform construction management, cost estimating, and other tasks that require industry expertise the Company no longer possesses. In addition, there are risks that the ultimate costs to complete and close out various remaining projects will increase beyond the Company’s current estimates due to factors such as labor productivity, the nature and complexity of the work to be performed, the impact of change orders, the recoverability of claims included in the estimated cost to complete, punchlist and warranty items, and the outcome of claims asserted against the Company by vendors, subcontractors, and other project participants. A significant change in an estimate on one or more of the projects could have a material adverse effect on the Company’s financial position and results of operations. Additional risks include the Company’s ability to recover on claims and collect amounts due from its customers.

In the third quarter of 2003, the Company recorded charges of $19 million for legal, management, and other costs related to RE&C versus $6 million in the third quarter of 2002. In the first nine months of 2003, the Company recorded charges of $40 million for legal, management, and other costs related to RE&C versus $29 million in the first nine months of 2002. In the third quarter of 2002 and the first nine months of 2002, the Company allocated $22 million and $52 million, respectively, of interest expense to RE&C based upon actual cash outflows since the date of disposition. Since the projects are nearing completion, the Company is not allocating interest expense to RE&C in 2003.

Liabilities from discontinued operations included current liabilities for RE&C of $65 million and $319 million at September 28, 2003 and December 31, 2002, respectively.

In the third quarter of 2003, the total loss from discontinued operations was $86 million pretax, $56 million after-tax, or $0.13 per diluted share versus $125 million pretax, $81 million after-tax, or $0.20 per diluted share in the third quarter of 2002.

In the first nine months of 2003, the total loss from discontinued operations was $244 million pretax, $158 million after-tax, or $0.38 per diluted share versus $671 million pretax, $664 million after-tax, or $1.62 per diluted share in the first nine months of 2002.

12. Commitments and Contingencies

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $147 million. On a discounted basis, the Company estimates the liability to be $94 million before U.S.

government recovery and had this amount accrued at September 28, 2003. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $49 million at September 28, 2003 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

The Company continues to cooperate with the staff of the Securities and Exchange Commission (SEC) which is engaged in an investigation related to the Company’s accounting practices primarily related to the commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft. The Company has been providing documents and information to the SEC staff. The Company is unable to predict the outcome of the investigation or any action that the SEC might take.

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

In May 2003, two purported class action lawsuits were filed on behalf of participants in the Company’s retirement plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both lawsuits are substantially similar and have been consolidated into a single action. The complaints allege that the

Company and certain members of the Company’s Investment Committee breached ERISA fiduciary and co-fiduciary duties by allegedly failing to (1) disseminate necessary information regarding the retirement plans’ investment in the Company’s stock, (2) diversify the retirement plans’ assets away from the Company’s stock, (3) monitor investment alternatives to the Company’s stock, and (4) avoid conflicts of interest.

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

13. Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). FIN 46 addresses the consolidation of certain variable interest entities (VIEs) and may be applied prospectively with a cumulative effect adjustment or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities which deferred the effective date of FIN 46 for interests held in VIEs created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2001, the Company issued 17,250,000, 8.25% equity security units. Each equity security unit consists of a contract to purchase shares of the Company’s common stock and a mandatorily redeemable equity security. The mandatorily redeemable equity security represents preferred stock of RC Trust I (RCTI), a subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note. RCTI is considered to be a VIE under FIN 46 and because the preferred stock was a part of the equity security units issued by the Company, the Company is not the primary beneficiary of RCTI. As a result, RCTI can no longer be consolidated by the Company under the provisions of FIN 46, therefore, the Company’s mandatorily redeemable equity securities will not be reported on the Company’s balance sheet in the fourth quarter of 2003. Instead the Company will report the subordinated note payable to RCTI.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FSP 150-3) which indefinitely deferred the effective date of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests. The Company’s mandatorily redeemable equity securities, which are subject to the provisions of SFAS No. 150 that were deferred by FSP 150-3, will be reported differently in the fourth quarter of 2003 as a result of the adoption of FIN 46, described above.

14. Subsequent Events

In October 2003, the Company securitized $337 million of general aviation finance receivables. The securitization was supported by a financial guarantee from a “AAA” rated insurance company and is non recourse to the Company. The Company received proceeds of $280 million and retained an interest in the receivables.

The Company has agreed to sell the common stock investment in Vertex, the Company’s former aviation support business, for at least $52 million. The final sales price is in dispute. However, since the Company has recorded this investment at zero, the entire amount of proceeds received will be reflected as a gain in the period in which the transaction is finalized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations – Third Quarter 2003 Compared with Third Quarter 2002

Net sales were $4.4 billion in the third quarter of 2003 versus $4.1 billion in the third quarter of 2002. The increase in sales was due to higher U.S. Department of Defense (DoD) expenditures in the Company’s strategic business areas. Included in the third quarter 2003 sales was $141 million of sales resulting from the consolidation of Flight Options and a $178 million negative impact to sales resulting from charges at Network Centric Systems, described below. Sales to the U.S. DoD were 69 percent of sales in the third quarter of 2003 versus 64 percent of sales in the third quarter of 2002. Total sales to the U.S. government, including foreign military sales, were 75 percent of sales in the third quarter of 2003 versus 76 percent of sales in the third quarter of 2002. Total international sales, including foreign military sales, were 18 percent of sales in the third quarter of 2003 versus 21 percent of sales in the third quarter of 2002.

Gross margin, net sales less cost of sales, in the third quarter of 2003 was $602 million or 13.8 percent of sales versus $852 million or 20.8 percent of sales in the third quarter of 2002. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $28 million of expense and $53 million of income in the third quarter of 2003 and 2002, respectively. The change in the FAS/CAS Pension Adjustment was due primarily to the reduction in the Company’s long-term return on asset assumption under SFAS No. 87 and the actual rate of return on pension plan assets over the last several years. The decrease in gross margin as a percent of sales in the third quarter of 2003 reflects charges of $226 million, including $187 million for performance issues primarily related to cost growth on certain programs at Network Centric Systems, and $39 million at Technical Services. Each of these charges is described below. The change in FAS/CAS Pension Adjustment is also reflected in the decline in gross margin as a percentage of sales.

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

Administrative and selling expenses were $305 million or 7.0 percent of sales in the third quarter of 2003 versus $285 million or 7.0 percent of sales in the third quarter of 2002.

Research and development expenses were $129 million or 2.9 percent of sales in the third quarter of 2003 versus $112 million or 2.7 percent of sales in the third quarter of 2002.

Operating income was $168 million or 3.8 percent of sales in the third quarter of 2003 versus $455 million or 11.1 percent of sales in the third quarter of 2002. The changes in operating income by segment are discussed below.

Interest expense in the third quarter of 2003 was $137 million versus $118 million in the third quarter of 2002. In the third quarter of 2002, the Company allocated $22 million of interest expense to discontinued operations. Since the projects are nearing completion, the Company is not allocating interest expense to discontinued operations in 2003. Total interest expense was $140 million in the third quarter of 2002.

Interest income in the third quarter of 2003 was $10 million versus $7 million in the third quarter of 2002.

Other expense, net in the third quarter of 2003 was $12 million versus $15 million in the third quarter of 2002.

The effective tax rate was 27.6 percent and 30.7 percent in the third quarter of 2003 and 2002, respectively, reflecting the U.S. statutory rate of 35 percent reduced by ESOP dividend deductions, foreign sales corporation tax credits, and research and development tax credits applicable to certain government contracts.

Income from continuing operations was $21 million in the third quarter of 2003, or $0.05 per diluted share on 417.8 million average shares outstanding versus $228 million in the third quarter of 2002, or $0.56 per diluted share on 408.7 million average shares outstanding. The increase in average shares outstanding was due primarily to benefit plan-related activity.

The loss from discontinued operations, described below in Discontinued Operations, was $56 million after-tax, or $0.13 per diluted share in the third quarter of 2003 versus $81 million after-tax, or $0.20 per diluted share in the third quarter of 2002.

The net loss in the third quarter of 2003 was $35 million, or $0.08 per diluted share versus net income of $147 million, or $0.36 per diluted share in the third quarter of 2002.

Integrated Defense Systems had sales of $718 million in the third quarter of 2003 versus $541 million in the third quarter of 2002. The increase in sales was due to continued growth in DD(X), the Navy’s future destroyer program, strong missile defense sales, and increased Patriot Engineering support for Operation Iraqi Freedom. The Company does not expect this sales growth rate to continue over the remainder of the year. Operating income was $82 million in the third quarter of 2003 versus $70 million in the third quarter of 2002.

Intelligence and Information Systems had sales of $533 million in the third quarter of 2003 versus $485 million in the third quarter of 2002. The increase in sales was due to strong growth in classified programs as well as the start-up of the NPOESS (National Polar-orbiting Operational Environmental Satellite Systems) program. Operating income was $54 million in the third quarter of 2003 versus $46 million in the third quarter of 2002.

Missile Systems had sales of $905 million in the third quarter of 2003 versus $792 million in the third quarter of 2002. The increase in sales was due to work on the Tomahawk remanufacturing program and an increase in production for the Air Intercept Missile (AIM-9X), Evolved Sea Sparrow Missile, Paveway, Standard Missile-3, and Tactical Tomahawk. Operating income was $111 million in the third quarter of 2003 versus $94 million in the third quarter of 2002.

Network Centric Systems had sales of $556 million in the third quarter of 2003 versus $759 million in the third quarter of 2002. The operating loss was $138 million in the third quarter of 2003 versus operating income of $63 million in the third quarter of 2002. The decrease in operating income reflects charges of $187 million including approximately $147 million associated with ten problem programs and $40 million resulting from negative developments on a few claims and other performance issues in other parts of the business. The continuing performance deterioration in the ten problem programs primarily within the Air Traffic Management Systems business and the Communications business contributed to the charge. There were a number of unfavorable events that occurred on these ten programs including unsuccessful resolution of technical issues, inability to achieve production rates and milestones, customer directed delays and reductions in scheduled deliveries, and unfavorable rulings and negotiations on contractual matters.

Space and Airborne Systems had sales of $930 million in the third quarter of 2003 versus $803 million in the third quarter of 2002. The increase in sales was due to stronger classified sales and new follow-on Air Force awards. Operating income was $131 million in the third quarter of 2003 versus $109 million in the third quarter of 2002.

Technical Services had sales of $447 million in the third quarter of 2003 versus $556 million in the third quarter of 2002. The decrease in sales was primarily due to program losses in 2002. The operating loss was $2 million in the third quarter of 2003 versus operating income of $37 million in the third quarter of 2002. The decrease in operating income was primarily due to write-offs of $39 million related to an unfavorable change in scope on a long-term contract of $22 million and a provision for the collectibility of certain unbilled costs of $17 million.

Raytheon Aircraft had sales of $637 million in the third quarter of 2003 versus $451 million in the third quarter of 2002. The consolidation of Flight Options, described below in Financial Condition and Liquidity, resulted in a $141 million increase in sales and $2 million decrease in operating income. The operating loss was $10 million in the third quarter of 2003 versus $11 million in the third quarter of 2002.

Nine Months 2003 Compared with Nine Months 2002

Net sales in the first nine months of 2003 were $13.0 billion versus $12.1 billion in the first nine months of 2002. The increase in sales was due to higher U.S. Department of Defense (DoD) expenditures in the Company’s strategic business areas. Sales to the U.S. DoD were 67 percent of sales in the first nine months of 2003 versus 63 percent of sales in the first nine months of 2002. Total sales to the U.S. government, including foreign military sales, were 76 percent of sales in the first nine months of 2003 versus 74 percent of sales in the first nine months of 2002. Total international sales, including foreign military sales, were 19 percent of sales in the first nine months of 2003 versus 21 percent of sales in the first nine months of 2002.

Gross margin, net sales less cost of sales, in the first nine months of 2003 was $2.2 billion or 16.8 percent of sales versus $2.5 billion or 20.6 percent of sales in the first nine months of 2002. Included in gross margin was a FAS/CAS Pension Adjustment, described above, of $85 million of expense and $157 million of income in the first nine months of 2003 and 2002, respectively. The change in the FAS/CAS Pension Adjustment was due primarily to the reduction in the Company’s long-term return on asset assumption under SFAS No. 87 and the actual rate of return on pension plan assets over the last several years. The decrease in gross margin as a percent of sales in the first nine months of 2003 reflects charges of $226 million, including $187 million for performance issues primarily related to cost growth on certain programs at Network Centric Systems, and $39 million at Technical Services. Each of these charges is described below. The change in FAS/CAS Pension Adjustment is also reflected in the decline in gross margin as a percentage of sales.

Administrative and selling expenses were $952 million or 7.3 percent of sales in the first nine months of 2003 versus $892 million or 7.4 percent of sales in the first nine months of 2002.

Research and development expenses were $366 million or 2.8 percent of sales in the first nine months of 2003 versus $337 million or 2.8 percent of sales in the first nine months of 2002.

Operating income was $864 million or 6.6 percent of sales in the first nine months of 2003 versus $1,262 million or 10.4 percent of sales in the first nine months of 2002. The changes in operating income by segment are discussed below.

Interest expense in the first nine months of 2003 was $415 million versus $388 million in the first nine months of 2002. In the first nine months of 2002, the Company allocated $52 million of interest expense to discontinued operations. Since the projects are nearing completion, the Company is not allocating interest expense to discontinued operations in 2003. Total interest expense was $440 million in the first nine months of 2002. The decrease was due to lower weighted-average cost of borrowing.

Interest income in the first nine months of 2003 was $33 million versus $24 million in the first nine months of 2002. The increase in interest income was due to interest on receivables brought onto the Company’s books as part of the buy-out of the Aircraft Receivables Facility in the fourth quarter of 2002.

Other expense, net in the first nine months of 2003 was $27 million versus $36 million in the first nine months of 2002. Included in other expense, net in the first nine months of

2003 was a $27 million gain on the sale of a preferred stock investment in the Company’s former aviation support business offset by $20 million of equity losses related to Flight Options LLC, described below in Financial Condition and Liquidity, and $12 million of charges to reduce the carrying value of certain investments and assets held for sale. Other expense, net also included equity losses in other unconsolidated subsidiaries.

The effective tax rate was 30.1 percent in the first nine months of 2003 versus 30.4 percent in the first nine months of 2002, reflecting the U.S. statutory rate of 35 percent reduced by ESOP dividend deductions, foreign sales corporation tax credits, and research and development tax credits applicable to certain government contracts.

Income from continuing operations was $318 million in the first nine months of 2003, or $0.77 per diluted share on 414.5 million average shares outstanding versus $600 million in the first nine months of 2002, or $1.47 per diluted share on 408.7 million average shares outstanding. The increase in average shares outstanding was due primarily to benefit plan-related activity.

The loss from discontinued operations, described below in Discontinued Operations, was $158 million after-tax, or $0.38 per diluted share in the first nine months of 2003 versus $664 million after-tax, or $1.62 per diluted share in the first nine months of 2002.

Net income in the first nine months of 2003 was $160 million, or $0.39 per diluted share versus a net loss of $572 million, or $1.40 per diluted share in the first nine months of 2002.

Integrated Defense Systems had sales of $2,073 million in the first nine months of 2003 versus $1,731 million in the first nine months of 2002. The increase in sales was due to continued growth in DD(X), the Navy’s future destroyer program, as well as strong missile defense sales. Operating income was $236 million in the first nine months of 2003 versus $213 million in the first nine months of 2002.

Intelligence and Information Systems had sales of $1,520 million in the first nine months of 2003 versus $1,359 million in the first nine months of 2002. The increase in sales was due to strong growth in classified programs, as well as the start-up of the NPOESS (National Polar-orbiting Operational Environmental Satellite Systems) program. Operating income was $141 million in the first nine months of 2003 versus $124 million in the first nine months of 2002.

Missile Systems had sales of $2,595 million in the first nine months of 2003 versus $2,248 million in the first nine months of 2002. The increase in sales was due to work on the Tomahawk remanufacturing program and an increase in production for Air Intercept Missile (AIM-9X), Evolved Sea Sparrow Missile, Standard Missile-3, and Tactical Tomahawk. Operating income was $316 million in the first nine months of 2003 versus $281 million in the first nine months of 2002.

Network Centric Systems had sales of $2,043 million in the first nine months of 2003 versus $2,267 million in the first nine months of 2002. The operating loss was $56 million in the first nine months of 2003 versus operating income of $194 million in the first nine months of 2002. The continuing performance deterioration in ten problem programs primarily within the Air Traffic Management Systems business and Communications business resulted in a charge in the third quarter of 2003 of $147 million. There were a number of unfavorable events that occurred on these ten programs including unsuccessful resolution of technical issues, inability to achieve production rates and milestones, customer directed delays and reductions in scheduled deliveries, and unfavorable rulings and negotiations on contractual matters. In the first six months of 2003, the Company recorded a $50 million charge on two of these programs related to schedule and production delays. In addition to the ten problem programs, the Company recorded a charge of $40 million in the third quarter of 2003 resulting from negative developments on a few claims and other performance issues in other parts of the business.

Space and Airborne Systems had sales of $2,710 million in the first nine months of 2003 versus $2,308 million in the first nine months of 2002. The increase in sales was due to stronger classified sales, follow-on Air Force awards, and higher sales on ASTOR (Airborne Stand-off Radar). Operating income was $362 million in the first nine months of 2003 versus $302 million in the first nine months of 2002.

Technical Services had sales of $1,403 million in the first nine months of 2003 versus $1,589 million in the first nine months of 2002. The decrease in sales was due to program losses in 2002. Operating income was $68 million in the first nine months of 2003 versus $77 million in the first nine months of 2002. The decrease in operating income was primarily due to write-offs of $39 million related to an unfavorable change in scope on a long-term contract of $22 million and a provision for the collectibility of certain unbilled costs of $17 million. Included in operating income in the first nine months of 2002 was a $28 million write-off of contract costs that the Company determined were unbillable.

Raytheon Aircraft had sales of $1,641 million in the first nine months of 2003 versus $1,471 million in the first nine months of 2002. Included in the first nine months of 2003 was $207 million of sales and a $2 million operating loss resulting from the consolidation of Flight Options. The operating loss was $41 million in the first nine months of 2003 versus $53 million in the first nine months of 2002. The reduction in the operating loss was due to higher productivity and cost saving initiatives implemented over the last year. The Company has made a significant investment in its Premier aircraft, the realization of which is contingent upon future sales and reductions in production costs on future deliveries. The Company continues to monitor the development cost and certification and delivery schedule of the Horizon aircraft with anticipated certification in the first half of 2004 and first delivery by year-end 2004. The Company remains concerned about the market outlook for both new and used aircraft.

Backlog consisted of the following at:

	Sept. 28, 2003	December 31, 2002
	(In millions)
Integrated Defense Systems	$5,399	$5,011
Intelligence and Information Systems	3,876	3,540
Missile Systems	4,187	3,509
Network Centric Systems	2,972	2,853
Space and Airborne Systems	4,580	4,523
Technical Services	1,606	1,603
Aircraft	2,016	4,396
Corporate	183	231

Total	$24,819	$25,666

Funded backlog included above	$15,311	$16,962

U.S. government backlog included above	$19,419	$18,254

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

The decrease in backlog in the first nine months of 2003 was due to backlog adjustments at Aircraft. In the second quarter of 2003, the Company reduced its reported Aircraft backlog by $834 million related to an order received from Flight Options as a result of Flight Options being consolidated with the Company in the second quarter of 2003 as described below in Financial Condition and Liquidity. In addition, an Aircraft customer canceled its order for 50 Hawker Horizon aircraft resulting in an $895 million backlog reduction. Other Aircraft order cancellations and backlog adjustments during the first nine months of 2003 were $391 million. This decrease was offset by strong bookings across the government and defense businesses, particularly several large contract awards in Missile Systems and Integrated Defense Systems.

Gross bookings were as follows:

	Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002
	(In millions)
Integrated Defense Systems	$2,317	$2,223
Intelligence and Information Systems	1,845	1,950
Missile Systems	3,269	2,308
Network Centric Systems	2,101	1,675
Space and Airborne Systems	2,491	1,471
Technical Services	878	831
Aircraft	1,381	2,283
Corporate	27	25

Total	$14,309	$12,766

Discontinued Operations

In March 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. There was no pretax gain or loss on the sale of AIS, however, due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $212 million, resulting in a $212 million after-tax loss on the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. At September 28, 2003, the balance of these retained assets was $47 million.

In the third quarter of 2003 and the first nine months of 2003, the Company recorded charges of $5 million and $17 million, respectively, related to cost growth on the BBJ program. The Company also recorded charges of $3 million in the third quarter of 2003 and $10 million in the first nine months of 2003, as a result of continued difficulty the Company has been experiencing liquidating the BBJ-related assets. In the first nine months of 2002, the Company recorded a $23 million write-down of a BBJ-related aircraft owned by the Company and a $4 million charge for cost growth in the BBJ program, offset by a $13 million gain resulting from the collection of the 1999 claim, described above. The write-down of the BBJ-related aircraft resulted from the Company’s decision to market this aircraft unfinished due to the current environment of declining prices for BBJ-related aircraft. The Company was previously marketing this aircraft as a customized executive BBJ.

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). In March 2001, WGI abandoned two Massachusetts construction projects, the Mystic Station plant and the Fore River plant (the “Massachusetts Projects”). Pursuant to the Company’s guarantees to the customers, the Company commenced work on the two Massachusetts Projects. In May 2001, WGI filed for bankruptcy protection. In the course of the bankruptcy proceeding, WGI rejected some ongoing construction contracts, triggering certain obligations of the Company under the outstanding Support Agreements.

Since the Mystic Station plant had not achieved performance test completion by January 14, 2003, the Company made payments to the customer of $68 million, which pre-funded the delay and performance liquidated damages to the maximum amount specified by the construction contract. Of this pre-funded amount, $36 million is recorded as a receivable as it represents contingent performance liquidated damages that were not realized and should be refunded. The customer has taken the position that a similar missed deadline occurred on February 24, 2003 for the Fore River plant and that a payment of $67 million was required from the Company on that date to pre-fund the delay and performance liquidated damages to the maximum amount specified by the construction contract. The Company believes that this February 24, 2003 deadline was incorrect and should have been extended. Accordingly, the Company did not make the requested payment to the customer and has informed the customer that the deadline and requested payment are in dispute. As a result, the customer drew down on certain letters of credit totaling $27 million that had been posted by the Company as contract performance security. Of this amount, $2 million is recorded as a receivable. A resolution of the current dispute between the Company and the customer over the contract deadline and the applicable liquidated damages is dependent upon the outcome of arbitration and the resolution of other change orders.

On July 29, 2003, Exelon Corporation, the ultimate parent of the customers of the Massachusetts Projects, announced that it had commenced the process of an orderly transition out of the ownership of the two Massachusetts Projects and would not provide additional funding beyond its existing contractual obligations. Accordingly, the Company believes that the customers of the Massachusetts Projects are insolvent and have not provided adequate assurances for payment of approximately $50 million that the Company believes it is owed and has recorded in the financial statements, as well as the value of claims against the customers. On August 29, 2003, the Company filed a lawsuit in Massachusetts seeking to protect the Company’s rights in connection with the Massachusetts Projects, including seeking protection against draws under existing letters of credit totaling approximately $73 million. Related litigation is pending in New York and Nevada that involves the Massachusetts Projects and the Company’s interests. Although at this time the Company does not expect Exelon Corporation’s announcement or the pending litigation to have a material adverse effect on its financial position or results of operations, the ultimate effects of these events cannot be predicted.

Both of the Massachusetts Projects have been delivered to the customers for commercial operation and the customers have assumed care, custody, operational control, and risk of loss of both facilities. The Company is still performing work in connection with the Massachusetts Projects, including punchlist and warranty items.

Due to increased costs for the Massachusetts Projects, the Company recorded a $55 million charge in the third quarter of 2003, a $106 million charge in the second quarter of 2003, and a $12 million charge in the first quarter of 2003. The Company had previously recorded charges of $796 million in 2002 and $814 million in 2001 for the Massachusetts Projects. The charges and increased costs resulted from delays, labor and material cost growth, productivity issues, equipment and subcontractor performance, schedule liquidated damages, inaccurate estimates of field engineered materials, and disputed changes. Remaining risks in completing the Massachusetts Projects include inability to collect amounts owed to the Company due to the financial condition of the customers, the resolution of various disputes and other matters with the customers, suppliers, and subcontractors, costs associated with the possibility of further delays, labor and material cost growth, productivity issues, equipment and subcontractor performance, and the successful completion of all remaining work items.

In addition to the Massachusetts Projects, the Company is responsible for completing four projects retained by the Company at the time of the sale of RE&C and other projects rejected by WGI in connection with its bankruptcy proceeding referenced above. All of these projects are in the final stages of work that includes punch list, warranty, commercial closeout, and claims resolution. Risks and exposures related to these projects include delays, labor and material cost growth, productivity issues, equipment and subcontractor performance, punch list and warranty closeout and performance, schedule and performance liquidated damages, final resolution of contract closeout issues including arbitration and litigation, collection of amounts due under the contracts, potential adverse claims resolution including possible subcontractor claims, lease exposures, availability guarantees, surety bonds, and warranties. In the third quarter of 2003, the Company recorded a charge of $4 million related to the settlement of warranty claims on one of these projects. In 2002, the Company recorded charges of $53 million for various issues in connection with these projects, including but not limited to, punchlist items, start-up costs, reliability testing, and turbine-related delays.

WGI continues to perform on certain projects on which Support Agreements remain outstanding. Further risks could arise for the Company if WGI fails to meet its obligations in connection with these projects.

At the time of the sale, the Company had, either directly or through a subsidiary that it still owns, outstanding letters of credit, performance bonds, and guarantees of performance and payment (the “Support Agreements”) on many long-term construction contracts and certain leases. A number of the Support Agreements remain in effect. At September 28, 2003, the Company’s maximum exposure on Support Agreements that have a stated value was approximately $680 million. In addition, there are outstanding guarantees of project performance for which there is no stated maximum value. The guarantees with no stated maximum value relate to projects that are substantially complete and are in the final stages of work that includes punch list, warranty, commercial closeout, and claims resolution. Some of these contingent obligations and guarantees include warranty provisions that extend for a number of years.

The Company’s cost estimates for the projects, including but not limited to the Massachusetts Projects, are heavily dependent upon third parties, including WGI, and their ability to perform construction management, cost estimating, and other tasks that require industry expertise the Company no longer possesses. In addition, there are risks that the ultimate costs to complete and close out various remaining projects will increase beyond the Company’s current estimates due to factors such as labor productivity, the nature and complexity of the work to be performed, the impact of change orders, the recoverability of claims included in the estimated cost to complete, punchlist and warranty items, and the outcome of claims asserted against the Company by vendors, subcontractors, and other project participants. A significant change in an estimate on one or more of the projects could have a material adverse effect on the Company’s financial position and results of operations. Additional risks include the Company’s ability to recover on claims and collect amounts due from its customers.

In the third quarter of 2003, the Company recorded charges of $19 million for legal, management, and other costs related to RE&C versus $6 million in the third quarter of 2002. In the first nine months of 2003, the Company recorded charges of $40 million for legal, management, and other costs related to RE&C versus $29 million in the first nine months of 2002. In the third quarter of 2002 and the first nine months of 2002, the Company allocated $22 million and $52 million, respectively, of interest expense to RE&C based upon actual cash outflows since the date of disposition. Since the projects are nearing completion, the Company is not allocating interest expense to RE&C in 2003.

Net cash used in operating activities from discontinued operations related to RE&C was $470 million in the first nine months of 2003 versus $758 million in the first nine months of 2002. The Company expects its operating cash flow to be negatively affected by approximately $50 million in the fourth quarter of 2003 which includes project completion, legal, and management costs related to RE&C. Further increases in project costs may increase the estimated operating cash outflow for RE&C in 2003.

In the third quarter of 2003, the total loss from discontinued operations was $86 million pretax, $56 million after-tax, or $0.13 per diluted share versus $125 million pretax, $81 million after-tax, or $0.20 per diluted share in the third quarter of 2002.

In the first nine months of 2003, the total loss from discontinued operations was $244 million pretax, $158 million after-tax, or $0.38 per diluted share versus $671 million pretax, $664 million after-tax, or $1.62 per diluted share in the first nine months of 2002.

Financial Condition and Liquidity

Net cash provided by operating activities was $499 million in the first nine months of 2003 versus $197 million in the first nine months of 2002. Net cash provided by operating activities from continuing operations was $984 million in the first nine months of 2003 versus $1,002 million in the first nine months of 2002.

The Company maintains an employee stock ownership plan (ESOP) which includes the Company’s 401(k) plan (defined contribution plan), under which covered employees are allowed to contribute up to a specific percentage of their pay. The Company matches the employee’s contribution, up to a maximum of generally between three and four percent of the employee’s pay, by making a contribution to the Company stock fund (Company

Match). The Company Match was $124 million for the nine months ended September 28, 2003 and September 29, 2002. The Company also makes an annual contribution to the Company stock fund of approximately one-half of one percent of salaries and wages of most U.S. salaried and hourly employees (Company Contribution). The Company Contribution was $25 million and $19 million for the nine months ended September 28, 2003 and September 29, 2002, respectively. The Company Match and Company Contribution were funded through the issuance of common stock and are non-cash operating activities included on the statement of cash flows. In addition, employee-directed 401(k) plan purchases (Employee Contributions) of the Company stock fund were funded through the issuance of common stock totaling $63 million and $123 million for the nine months ended September 28, 2003 and September 29, 2002, respectively. The Company Match, Company Contribution, and Employee Contributions in 2004 may be funded by the issuance of stock or through purchases of the stock on the open market.

Net cash used in investing activities in the first nine months of 2003 was $409 million versus net cash provided of $715 million in the first nine months of 2002. Origination of financing receivables in the first nine months of 2003 was $274 million versus $257 million in the first nine months of 2002. Collection of financing receivables not sold was $430 million in the first nine months of 2003 versus $122 million in the first nine months of 2002. The increase in collection of financing receivables was a result of the buy-out of general aviation and commuter aircraft long-term receivables from an off balance sheet facility in the fourth quarter of 2002 which brought the related assets onto the Company’s books. Capital expenditures were $243 million in the first nine months of 2003 versus $286 million in the first nine months of 2002. Capital expenditures for the full year 2003 are expected to be approximately $450 million. Capitalized expenditures for internal use software were $71 million in the first nine months of 2003 versus $94 million in the first nine months of 2002. Capitalized expenditures for internal use software are expected to be approximately $90 million in 2003 as the Company continues to convert significant portions of its existing financial systems to a new integrated financial system. In addition, in 1998, the Company entered into a $490 million property sale and five-year operating lease (synthetic lease) facility under which property, plant, and equipment was sold and leased back to the Company. In September 2003, the lease facility expired and the Company bought back the assets remaining in the lease facility for $125 million. As discussed above in Discontinued Operations, in the first quarter of 2002, the Company sold AIS for $1,123 million, net subject to purchase price adjustments. In the first quarter of 2002, the Company received $134 million related to the Company’s merger with the defense business of Hughes Electronics Corporation (Hughes Defense).

Net cash used in financing activities was $431 million in the first nine months of 2003 versus $1,507 million in the first nine months of 2002. Dividends paid to stockholders were $247 million and $240 million in the first nine months of 2003 and 2002, respectively. The quarterly dividend rate was $0.20 per share for the first three quarters of 2003 and 2002.

In March 2002, the Company formed a joint venture, Flight Options LLC (FO), whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. In June 2003, the Company participated in a financial recapitalization of FO. As a result of this recapitalization, the Company now owns approximately 65 percent of FO and is consolidating FO’s results in its financial statements. The Company has committed to invest certain additional capital on an as needed basis over the 18 months following the financial recapitalization and provide collateralized aircraft and retail financing over the three years following the financial recapitalization. The Company’s additional capital commitment was $21 million at September 28, 2003, however, FO does not expect to need additional capital funding in 2003. The Company’s additional collateralized aircraft financing commitment totaled $73 million at September 28, 2003 and FO expects to use $25 million of this financing during the remainder of 2003, driven by sales levels. The Company’s additional collateralized retail financing commitment totaled $36 million at September 28, 2003, with $15 million expected to be used during the remainder of 2003, also driven by sales levels. Prior to the financial recapitalization, 100 percent of FO’s $20 million of losses was recorded in other expense in the first six months of 2003 since the Company had been meeting all of FO’s financing requirements. The consolidation of FO did not have a significant effect on the Company’s financial position or results of operations, although the Company’s reported revenue, operating income, and other expense changed as a result of the consolidation of FO’s results. FO’s customers, in certain instances, have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was approximately $530 million at December 31, 2002.

In 1995, through the acquisition of E-Systems, Inc., the Company invested in Space Imaging and currently has a 31 percent equity investment in Space Imaging LLC. In the fourth quarter 2002, the Company recorded a $175 million charge to write-off the Company’s investment in Space Imaging and accrue for payment under the Company’s guarantee of a Space Imaging credit facility that matured in March 2003. In the first quarter of 2003, the Company paid $130 million related to the credit facility guarantee. In exchange for this payment, the Company received a note from Space Imaging for this amount that the Company has valued at zero.

In the third quarter of 2001, the Company recorded a charge of $693 million related to the commuter aircraft business. Immediately prior to the charge, the Company had exposure on approximately $1,600 million of commuter-related assets consisting of 511 aircraft including financing receivables, inventory, and leases. At September 28, 2003 and December 31, 2002, the Company’s exposure on commuter-related assets was approximately $700 million consisting of 367 aircraft and approximately $800 million consisting of 433 aircraft, respectively.

Capital Structure and Resources

Total debt was $7.3 billion at September 28, 2003 compared with $7.4 billion at December 31, 2002. Cash and cash equivalents were $203 million at September 28, 2003 and $544 million at December 31, 2002. Total debt, as a percentage of total capital, was 42.3 percent at September 28, 2003 versus 43.3 percent at December 31, 2002.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.85 billion at September 28, 2003 and December 31, 2002. There was $100 million outstanding under these lines of credit at September 28, 2003. There were no borrowings under these lines of credit at December 31, 2002. In the first quarter of 2003, the Company issued $425 million of ten-year debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit. In the first quarter of 2002, the Company repurchased debt with a par value of $96 million.

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, be at least 2.5 times net interest expense for the prior four quarters. In July 2003, the covenant was amended to exclude pretax charges of $100 million related to RE&C and in October 2003, the covenant was further amended to exclude $226 million of pretax charges related to Network Centric Systems and Technical Services, and $78 million of pretax charges related to RE&C. The Company was in compliance with the interest coverage ratio covenant, as amended, during the first nine months of 2003.

The Company has pension and retirement plans covering the majority of its employees, including certain employees in foreign countries. The Company’s SFAS No. 87 pension expense is expected to be approximately $300 million in 2003 and $625 million in 2004. The actual return on the Company’s pension plan assets from November 2002 through September 2003 was 13.3 percent, which exceeds the Company’s current long-term return on asset (ROA) assumption of 8.75 percent. For every 2.5 percent increase or decrease in the actual pension plan asset return for the current year, the Company’s SFAS No. 87 pension expense for 2004 will change by approximately $12 million. The Company will adjust the discount rate on the pension and retirement plans’ next measurement date to reflect current market conditions. A 0.25 percent adjustment in the discount rate for 2004 will change the Company’s SFAS No. 87 pension expense for 2004 by approximately $38 million. Based upon the current market conditions at the end of October 2003, the discount rate would be approximately 6.25 percent. The discount rate at the end of October 2002 was 7.00 percent.

The Company’s need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. Cash and cash equivalents, cash flow from operations, proceeds from divestitures, and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure, and debt service requirements.

Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). FIN 46 addresses the consolidation of certain variable interest entities (VIEs) and may be applied prospectively with a cumulative effect adjustment or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities which deferred the effective date of FIN 46 for interests held in VIEs created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2001, the Company issued 17,250,000, 8.25% equity security units. Each equity security unit consists of a contract to purchase shares of the Company’s common stock and a mandatorily redeemable equity security. The mandatorily redeemable equity security represents preferred stock of RC Trust I (RCTI), a subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note. RCTI is considered to be a VIE under FIN 46 and because the preferred stock was a part of the equity security units issued by the Company, the Company is not the primary beneficiary of RCTI. As a result, RCTI can no longer be consolidated by the Company under the provisions of FIN 46, therefore, the Company’s mandatorily redeemable equity securities will not be reported on the Company’s balance sheet in the fourth quarter of 2003. Instead the Company will report the subordinated note payable to RCTI.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position No. FAS 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interest under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FSP 150-3) which indefinitely deferred the effective date of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests. The Company’s mandatorily redeemable equity securities, which are subject to the provisions of SFAS No. 150 that were deferred by FSP 150-3, will be reported differently in the fourth quarter of 2003 as a result of the adoption of FIN 46, described above.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, including any statements relating to the Company’s future plans, objectives, and projected future financial performance, contain or are based on, forward-looking statements within the meaning of the federal securities laws. Specifically, statements that are not historical facts, including statements accompanied by words such as “believe,” “expect,” “estimate,” “intend,” or “plan,” and variations of these words and similar expressions, are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and actual results may differ materially. The Company expressly disclaims any current intention to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report. Important factors that could cause actual results to differ include, but are not limited to: the ability to obtain or the timing of obtaining future government awards; the availability of government funding; changes in government or customer priorities due to program reviews or revisions to strategic objectives; difficulties in developing and producing operationally advanced technology systems; termination of government contracts; program performance, including resolution of claims; timing of contract payments; the performance of critical subcontractors; government import and export policies and other government regulations; the ultimate resolution of contingencies and legal matters, including investigations; the effect of market conditions, particularly in relation to the general aviation and commuter aircraft markets; risks inherent with large long-term fixed price contracts, particularly the ability to contain cost growth and programs which anticipate significant future cost improvements; conflicts with other investors in joint ventures and less than wholly owned businesses; the Company’s lack of construction industry expertise resulting from the Company’s sale of its former engineering and construction businesses; the timing of project completion of two Massachusetts construction projects; delays and cost growth arising from testing and commissioning processes conducted at the Massachusetts projects; the final determination by the Company of the required expenditures to complete the Massachusetts projects; and the impact of change orders, the recoverability of the Company’s claims, and the outcome of defending claims asserted against the Company; among other things. Further information regarding the factors that could cause actual results to differ materially from the Company’s expectations are reported in the Company’s SEC filings, including “Item 1-Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at September 28, 2003 and September 29, 2002, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $1 million after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at September 28, 2003 and September 29, 2002, which was subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 28, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner, as appropriate, to material information required to be included in the Company’s SEC reports.

In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Previously Reported Matters

As previously reported, in May 2003, two purported class action lawsuits entitled, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS) and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in federal court in Boston, Massachusetts on behalf of participants in the Company’s retirement plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. In September 2003, these actions were consolidated.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Raytheon Company Amended and Restated By-Laws, as amended through June 25, 2003.

10.1	Amendment dated October 22, 2003 to the Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

10.2	Amendment to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.3	Fourth Amendment to the Five-Year Competitive Advance and Revolving Credit Agreement dated as of November 7, 2003.

10.4	Second Amendment to the 364-Day Credit Agreement dated as of November 7, 2003.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward S. Pliner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 24, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On September 2, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

On October 23, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY (Registrant)

By:	/s/ BIGGS C. PORTER

Biggs C. Porter Vice President and Corporate Controller (Chief Accounting Officer)

November 12, 2003

Exhibit List

Exhibit No.	Description

3.1	Raytheon Company Amended and Restated By-Laws, as amended through June 25, 2003.

10.1	Amendment dated October 22, 2003 to the Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

10.2	Amendment to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.3	Fourth Amendment to the Five-Year Competitive Advance and Revolving Credit Agreement dated as of November 7, 2003.

10.4	Second Amendment to the 364-Day Credit Agreement dated as of November 7, 2003.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward S. Pliner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.