Form 10-K
period 2003-12-31
RAYTHEON CO/
filed 2004-03-15
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2003.

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

(781) 522-3000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Equity Security Units	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 29, 2003, was approximately $13.3 billion.

Number of shares of Common Stock outstanding as of December 31, 2003: 418,136,000.

Documents incorporated by reference and made a part of this Form 10-K:

Portions of the Proxy Statement for Raytheon’s 2004 Annual Meeting which will be filed with the Commission within 120 days after the close of Raytheon’s fiscal year.	Part III

INDEX

PART I

Item 1. Business

GENERAL

Raytheon Company (“Raytheon” or the “Company”), with worldwide 2003 sales of $18.1 billion, is an industry leader in defense and government electronics, space, information technology, technical services, and business and special mission aircraft. Raytheon was founded in 1922 and is currently incorporated in the state of Delaware. The Company is the surviving company of the 1997 merger of HE Holdings, Inc. and Raytheon Company.

Raytheon’s government and defense business is currently aligned in six business segments: Integrated Defense Systems; Intelligence and Information Systems; Missile Systems; Network Centric Systems; Space and Airborne Systems; and Technical Services. Raytheon Aircraft is one of the leading providers of business and special mission aircraft and delivers a broad line of jet, turboprop, and piston-powered airplanes to individual, corporate and government customers world-wide.

The Company’s principal executive offices are located at 870 Winter Street, Waltham, Massachusetts 02451. The Company’s Internet address is www.raytheon.com. The content on the Company’s website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

The Company makes available free of charge on or through its Internet website under the heading “Investor Relations,” its report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

BUSINESS SEGMENTS

Effective January 1, 2003, the Company began reporting its government and defense businesses in six segments. In addition, the Company’s Commercial Electronics businesses were reassigned to the new Integrated Defense Systems and Network Centric Systems defense segments. The Company has conformed its segment reporting accordingly and has reclassified comparative prior period information to reflect this change. See “Note P - Business Segment Reporting” within Item 8 of this Form 10-K.

Integrated Defense Systems. The Integrated Defense Systems (IDS) segment is Raytheon’s leader in mission systems integration. With a strong international and domestic customer base, including the U.S. Missile Defense Agency and the U.S. Armed Forces, IDS provides integrated air and missile defense and naval and maritime solutions.

IDS’ major programs, products and initiatives currently include: DD(X), SPY-3 Radar, the Patriot Air and Missile Defense System, Early Warning Radars, the Cobra Judy Replacement program, Surface-Launched AMRAAM (SLAMRAAM), Complementary Low-Altitude Weapon System (CLAWS), Theater High Altitude Area Defense (THAAD) Radar, Sea-Based X-Band Radar (SBX), Ballistic Missile Defense System (BMDS), Upgraded Early Warning Radar (UEWR), Joint Land Attack Cruise Missile Defense Elevated Netted Sensor (JLENS), Landing Platform Dock Amphibious Ship LPD-17, Common Aviation Command and Control System (CAC2S), Combat System Mk2 (CCS Mk2), Ship Self-Defense System (SSDS) and Aegis Weapon Systems radar equipment.

Some specific IDS accomplishments in 2003 included:

•	Award of a contract to provide engineering, construction, integration and testing of a forward-deployable BMDS radar. The BMDS radar, is a transportable, X-band, phased array radar with sufficient sensitivity to detect, track and discriminate between missile threats;

•	Mission systems engineering, software development, and test and evaluation services as systems integrator on the DD(X) program, the U.S. Navy’s next-generation surface combatant ship;

•	Fabrication, assembly and testing of the Sea-based Test-XBR, a high powered, phased-array radar mounted on an ocean-going platform and designed to meet near-term ballistic missile threats;

•	Design, production, integration, and testing of Cobra Judy Replacement Mission Equipment for the Naval Sea Systems Command. The existing Cobra Judy is an integrated, computer-driven surveillance and data collection radar system. IDS will replace the current Cobra Judy with a dual-band radar suite consisting of X-band and S-band active phased array sensors and other related mission equipment; and

•	Development of the JLENS Spiral 2, a netted sensor system for cruise missile defense, for the U.S. Army Space and Missile Defense Command.

Product performance and support and price are among the principal competitive factors considered by IDS’ customers, which include the U.S. Missile Defense Agency and the U.S. Armed Forces. IDS relies upon its domain knowledge and products to compete in the Missile Defense, Integrated Air Defense and other mission areas.

Intelligence and Information Systems. The Intelligence and Information Systems (IIS) segment is a leading provider of systems, subsystems, and software engineering services for national and tactical intelligence systems, as well as for homeland security and information technology solutions. Areas of special concentration include processing, analysis and dissemination of signals and imagery, production of geospatial intelligence, command and control of airborne and spaceborne platforms including unmanned aerial vehicles (UAV’s) and satellites, and integrated ground systems for weather and environmental programs. IIS contracts encompass a broad range of products from signal intelligence (SIGINT) sensors (used on platforms such as U2) to mission management systems (used to manage operation and data for platforms like Global Hawk). In addition, IIS delivers integrated solutions for government IT requirements and knowledge driven homeland security solutions for customers worldwide.

IIS’ major programs, products and initiatives currently include: UAV systems and Ground Stations, Signal and Imagery Intelligence Programs, Communications Systems, Information Solutions Programs, Department of Education Programs, Supercomputing, National Polar-orbiting Operational Environmental Satellite System Program, Mobile Very Small Aperture Satellite Terminal, Distributed Common Ground System, Managed Data Storage Solutions, Emergency Patient Tracking System, Global Broadcast System, RedWolf telecommunications surveillance products, plus numerous classified programs.

Some specific IIS accomplishments in 2003 included:

•	Ground systems developer and integrator for the National Polar-orbiting Operational Environmental Satellite System (NPOESS). NPOESS is the low-Earth orbiting polar satellite system designed to meet the nation’s future civilian science and military needs for accurate weather forecasting. NPOESS will replace the Department of Commerce’s Polar-orbiting Operational Environmental Satellites and the Department of Defense’s Defense Meteorological Satellite Program satellites. Included in 2003 accomplishments was the completion of the build of two NPOESS systems elements, C3S (Command, Control and Communications System) and IDPS (Integrated Data Processing System).

•	Information technology operations and maintenance of NASA’s Earth Observing System (EOS). EOS gathers, archives, and processes environmental earth observation data and then makes the data available to government and scientific communities. EOS serves more than two million users annually through a network of Distributed Active Archive Centers.

•	Upgrading an intelligence system called the Distributed Common Ground System (DCGS), for the U.S. Air Force. The upgrade will transform the DCGS by integrating multiple intelligence systems into a single, worldwide network-centric Information Surveillance and Reconnaissance (ISR) enterprise, delivering time-critical, and decision quality information enabling war fighter dominance of the battlespace.

•	Integrator of the ground system for a major classified modernization program, which the company transitioned to operations on schedule following a successful development and integration phase as well as receiving 100% Award Fees in 2003.

•	Award of three competitive NSA programs, including one program for which IIS is the integrator for one of the customer’s important new missions.

•	Award of a prime contract, PROCON, for major operations, maintenance and engineering services for a classified customer. PROCON consolidated several contracts under one integrated team led by IIS, affording the customer more unified operations and cost savings, both immediate and long term.

Technical solutions, value, delivery schedules, and past performance, are among the principal competitive factors considered by IIS’ customers, which include classified customers, the U.S. Air Force, NOAA, NASA, and the National Geospatial-Intelligence Agency (NGA). IIS relies upon its domain knowledge and ability to address customer issues, along with its program performance, to compete for its business.

Missile Systems. The Missile Systems (MS) segment provides ballistic missile defense systems; air defense; air-to-air, surface-to-air, surface-to-surface, and air-to-surface missiles; ship self-defense systems; strike, interdiction and cruise missiles; directed energy weapons; and guided projectiles and advanced technology.

MS’ major programs, products and initiatives currently include: AMMRAAM, AIM-9X Sidewinder, ASRAAM infrared seeker, Evolved SeaSparrow, various guided projectile programs, TOW, Javelin, Stinger, SeaRAM, Standard Missile, Sparrow, Phalanx, Rolling Airframe, Exoatmospheric Kill Vehicle, Kinetic Energy Interceptor, High-Power Microwave Active Denial System, Tomahawk, Tactical Tomahawk cruise missiles, Paveway, Maverick, High-Speed Anti-Radiation Missile Targeting System, Advanced Cruise Missile, and Joint Stand-off Weapon.

Some specific MS accomplishments in 2003 included:

•	Development of Tactical Tomahawk missiles. The Tactical Tomahawk missiles will incorporate innovative technologies to provide new operational capabilities while reducing acquisition and life cycle costs. Scheduled for fleet introduction in 2004, the Tactical Tomahawk will cost less than half of a newly built Block III missile and will have the capability to respond to changing battlefield conditions through the use of its loiter and mission flexibility features;

•	Production of Paveway II Laser Guided Bomb Kits, the Air Intercept Missile (AIM-9X), the Evolved Sea Sparrow Missile (ESSM), the STANDARD Missile-2, the AIM-120 Advanced Medium Range Air-to-Air Missile (AMRAAM), the Exoatmospheric Kill Vehicle (EKV), and the Joint Standoff Weapon (JSOW). Since its inception in 1968, the Paveway series of laser-guided bombs has revolutionized tactical air-to-ground warfare. These semi-active laser guided munitions, which home on reflected energy directed on the target, not only reduce the numbers required to destroy a target, but also feature accuracy, reliability, and cost-effectiveness previously unattainable with conventional weapons. AIM-9X is a launch and leave, air combat missile that uses passive infrared (IR) energy for acquisition and tracking, which can be employed in the near beyond visual range and within visual range arenas. The Evolved Sea Sparrow Missile is an international cooperative upgrade of the RIM 7M/P NATO SeaSparrow Missile. It provides increased battle space against high-speed, highly maneuverable anti-ship missiles. The STANDARD Missile-2 (SM-2) provides area defense against enemy aircraft and anti-ship cruise missiles. The SM-2 Block IIIB is the latest version to enter the fleet, and incorporates a side-mounted infrared seeker. The SM-2 Block IV is the latest version to enter production and provides an extended range capability with the addition of a booster. The AIM-120 Advanced Medium Range Air-to-Air Missile (AMRAAM) provides operational and multi-shot capabilities. AMRAAM can be launched at an enemy aircraft day or night, and in all weather. It also allows the pilot to break away immediately after launch, permitting engagement of other targets and enhancing survivability. The Exoatmospheric Kill Vehicle (EKV) is the intercept component of the Ground Based Interceptor (GBI) of a potential system to protect the U.S. homeland from small-scale missile attacks. The EKV consists of an infrared seeker in a flight package used to detect and discriminate the reentry vehicle from other objects. The “hit-to-kill” concept involves colliding with the incoming warhead, completely pulverizing it. The Joint Standoff Weapon (JSOW) enables air strike launches from well beyond most enemy air defenses;

•	Began Javelin production, through a joint venture, for the United Kingdom’s Ministry of Defence. The Javelin’s medium-range, anti-tank missile system is the world’s first one-man transportable and employable fire-and-forget anti-armor missile system. The compact, lightweight Javelin is well suited for single-soldier operation in all environments;

•	Production of the Paveway IV began for the United Kingdom Ministry of Defence. Paveway IV provides state-of-the-art, all-weather precision munitions. Paveway IV utilizes second-generation GPS-aided inertial navigation that incorporates anti-spoofing and anti-jamming technology;

•	Began development and demonstration of a Miniature Air-Launched Decoy (MALD) for the U.S. Air Force. The MALD is a low-cost expendable air-launched vehicle that mimics the radar signature and flight characteristics of fighter aircraft and bombers to deceive a threat air defense system;

•	Began engineering development of the STANDARD Missile-3 (SM-3) for the U.S. Navy. STANDARD Missile-3 is being developed as part of the Navy Theater-Wide (NTW) Ballistic Missile Defense system which will provide “theater-wide” defense against medium and long range ballistic missiles;

•	Commenced development, through a teaming arrangement with Northrop Grumman, development of the Kinetic Energy Interceptor (KEI) system for the Missile Defense Agency. The KEI is designed to shoot down medium and long-range ballistic missiles in their boost phase of flight; and

•	Continued overhaul of the Phalanx Close-In Weapons System. This system is a fast reaction terminal self-protection system against low and high flying, high speed maneuvering anti-ship missile threats that have penetrated all other ships’ defenses.

Technical superiority, reputation, price, delivery schedules, financing, and reliability are among the principal competitive factors considered by MS customers, which include the U.S. Armed Forces and the U.S. Missile Defense Agency. As a result of consolidation in the defense industry, MS frequently partners on various programs with its major suppliers, some of whom are, from time to time, competitors on other programs.

Network Centric Systems. The Network Centric Systems (NCS) segment provides network centric solutions to integrate sensors, communications, and command and control to manage the battlespace. NCS provides superior mission integration for communication and information dominance, real-time shared knowledge, and sensor systems. Its sophisticated solutions integrate systems for all branches of the U.S. military, the National Guard, the Department of Homeland Security, the Federal Aviation Administration, other U.S. national security agencies, and international customers. NCS produces air traffic control systems and radars, along with data fusion software to combine various radar inputs for complete ATC system integration, through its Air Traffic Management Systems business unit; and electro-optical and fire control systems for military applications through its Combat Systems business unit. NCS provides integrated solutions, systems and supporting services in Net-Centric Warfare, command and control systems, and secure architectures and information systems through its Command & Control Systems business unit; communication links through its Homeland Security business unit; secure voice and switching systems, military radios and satellite communications through its Integrated Communications Systems business unit; and infrared and visible detectors through its Precision Technologies & Components business unit.

NCS’ major programs, products and initiatives currently include: Standard Terminal Automation Replacement System (STARS), Long Range Advanced Scout Surveillance System (LRAS) 3, DD(X), Cooperative Engagement Capability (CEC) ship self-defense systems, Future Combat Systems (FCS), Secure Mobile Anti-Jam Reliable Tactical Terminal (SMART-T), Enhanced Position Location Reporting System (EPLRS) and the Navy/Marine Corps Intranet project (N/MCI).

Some specific NCS accomplishments in 2003 included:

•	Supply and installation of radars throughout the United Kingdom for the United Kingdom’s National Air Traffic Services.

•	Production of ship self-defense systems for the U.S. Navy’s Cooperative Engagement Capabilities (CEC) program. CEC is a sensor networking system that helps war fighters detect, target and kill fast-moving airborne weapons, such as cruise missiles, with extreme speed and accuracy. Considered an enabler of network centric warfare, CEC extracts data from sensors, turns the data into meaningful information and imparts knowledge to commanders. This knowledge helps commanders make weapon-firing decisions with speed and confidence; and

•	Development of the Battle Command Mission Execution (BCME) component for the U.S. Army’s Future Combat Systems (FCS). BCME is part of a command and control (C2) system that will give war fighters an integrated battlefield picture-that is, one view of all troops and platforms. This new capability will allow commanders to dispatch people and equipment to the right place at the right time.

Price and performance are among the principal competitive factors considered by NCS’ customers. NCS relies upon its past performance reputation, technical expertise and pricing to compete for its business.

Space and Airborne Systems. The Space and Airborne Systems (SAS) segment provides electro-optic/ infrared sensors, airborne radars, solid state high energy lasers, precision guidance systems, electronic warfare systems, and space-qualified systems for civil and military applications. SAS is a leader in the design and development of integrated systems and solutions for advanced missions. These include: unmanned aerial operations, battle management command and control, electronic warfare, active electronically scanned array radars, airborne processors, weapon grade lasers, and missile defense, intelligence, surveillance and reconnaissance systems.

SAS’ major programs, products and initiatives currently include: Space Tracking and Surveillance System (STSS), Global Hawk, ATFLIR Targeting Pod, APG-79 AESA Radar, Airborne Stand-off Radar (ASTOR), U2, plus numerous classified programs.

Some specific SAS accomplishments in 2003 included:

•	Award of a contract for the production of electronic warfare equipment for the Advanced Self –Protection Integrated Suite (ASPIS II) for the Hellenic Air Force (HAF) Block 52+ F-16 aircraft fleet. The ASPIS II is a new, enhanced version of the original ASPIS system delivered in the late 1990s for the HAF Block 30/50 F-16s;

•	Design and production of electro-optic sensor systems for use on board helicopters during day or night operations for the U.S. Army’s Special Operations Command. The systems will contain laser range finders or laser spot trackers/designators, laser pointers, forward-looking infrared (FLIR) sensors, image intensified television (I2TV), and processing and control electronics;

•	Modernization of the radar on the U.S. Air Force’s B-2 “Spirit” Bomber with a new Ku band active array radar antenna;

•	Continued development of the Multi-platform Radar Technology Insertion Program (MP-RTIP) for the U.S. Air Force. MP-RTIP is a follow on to the Joint Surveillance Target Attack Radar System (J-Stars) and will detect, track and identify both stationary and moving ground vehicles and low-flying cruise missiles; and

•	Production of the AN/ASQ-228 Advanced Targeting Forward Looking Infrared (ATFLIR) pod for the U.S. Navy and Marine Corps’ F/A-18 fleet. ATFLIR features state-of-the-art third generation mid-wave infrared targeting and navigation FLIRs, an electro-optic sensor, laser rangefinder and target designator, and laser spot tracker. ATFLIR provides naval aviation with an increase in laser designation performance, target recognition range, and better EO/IR imagery.

Price and delivery schedules are among the principal competitive factors considered by SAS’ customers, which include Classified customers, the U.S. Navy, and the U.S. Air Force. As a result of consolidation in the defense industry, SAS frequently partners with its major suppliers, some of whom are, from time to time, competitors on other programs.

Technical Services. Raytheon Technical Services Company LLC (RTSC) provides technical, scientific, and professional services for defense, federal, and commercial customers worldwide.

RTSC provides integrated logistics support worldwide across product lines including base operations, logistics and maintenance support services for scientific research conducted by the National Science Foundation (NSF) on and around the continent of Antarctica, for U.S. Naval Facilities on Guam, and for several instrumented test and training ranges. RTSC also supplies comprehensive engineering, manufacturing and depot services. RTSC provides operations, maintenance and logistics services to secure and eliminate weapons of mass destruction, maintain safe conditions and monitor compliance with international treaties. RTSC also provides a significant amount of products and services to the Company’s other segments.

RTSC’s major programs, products and initiatives currently include: Scientific and Engineering Services - including space sciences, earth systems science, remote sensing, spacecraft and aeronautical engineering, science data systems implementation and operations and engineering services; Integrated Logistics Support - including procurement services, training, technical manuals, life cycle support, field engineering and flight test operations; Range Operations - including engineering, design, installation, and testing of instrumentation modifications, real-time mission data processing, test planning support, systems and software engineering, recovery of underwater weapons systems and total base support; Supply Chain Management - including inventory management, warehousing and distribution; Remote Site Logistics - including life support, training, requirements analysis, and facilities/equipment operations and maintenance; and Installation and Integration of Mission-Critical Equipment - including program management, engineering analysis and design, site survey/ preparation, construction management, equipment integration/installation, operator training and follow-on support, repair and refurbishment.

Some specific RTSC accomplishments in 2003 included:

•	Support of facilities used to train astronauts and flight controllers on critical mission skills at NASA’s Johnson Space Center;

•	Performance on Cooperative Threat Reduction Integrating Contract (CTRIC) task orders for the Defense Threat Reduction Agency;

•	Support of the U.S. Government’s demilitarization activities in countries of the former Soviet Union; and

•	Logistics and science support for the NSF’s Antarctica program.

Price, performance, and innovative service solutions are among the principal competitive factors considered by RTSC’s customers, which include all branches of the U.S. Armed Forces, NASA, NSF and foreign governments. RTSC relies upon its past performance reputation, service expertise and pricing to compete for its business.

Aircraft. Raytheon Aircraft Company (RAC) designs, manufactures, markets, and provides after-market support for business jets, turboprops, and piston-powered aircraft for the world’s commercial, fractional ownership, and military aircraft markets.

RAC’s major products and initiatives currently include:

•	Aircraft and aviation services in the general aviation market, including a network of fixed-base operations providing business aviation services at airports throughout North America and in the United Kingdom;

•	Supply of spare parts through its parts distribution business;

•	Production, marketing and support of a piston-powered aircraft line that includes the single-engine Beech Bonanza A36 and the twin-engine Beech Baron 58 aircraft for business and personal flying;

•	Production, marketing and support of the King Air turboprop series which includes the Beech King Air C90B, B200, and 350;

•	Production, marketing and support of the Hawker 400XP light jet, the Hawker 800XP midsize business jet, and the Beechcraft Premier I entry-level business jet;

•	Development of a new super midsize business jet, the Hawker Horizon;

•	Production and support of special mission aircraft, including military versions of the King Air and the U-125 search-and-rescue variant of the Hawker 800; and

•	Aircraft training systems, including the T-6A trainer selected as the next-generation trainer for the U.S. Air Force and Navy under the Joint Primary Aircraft Training System (JPATS).

In December 2003, RAC received an order from NetJets Inc. for 50 new Hawker 400XP light jets and 8 new Hawker 800XP mid-sized jets. These aircraft will be delivered through 2009 and have an aggregate value of $360 million. The order includes an option for an additional 50 Hawker 400XP aircraft, which brings the total potential order value to more than $600 million.

Other. Beginning in the fourth quarter of 2003, the Company further realigned its segments by creating the Other segment. The Other segment is comprised of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC (RAAS), and Raytheon Professional Services LLC (RPS). FO offers services in the fractional jet industry. RAAS manages the Company’s commuter aircraft business and Starship aircraft portfolio. RPS provides integrated learning solutions to commercial and government organizations worldwide.

Prior to the segment realignments in 2003, the Company’s government and defense businesses were conducted through three segments: Electronic Systems; Command, Control, Communication and Information Systems; and Technical Services.

The Electronic Systems (ES) segment focused on anti-ballistic missile systems; air defense; air-to-air, surface-to-air, and air-to-surface missiles; naval and maritime systems; ship self-defense systems; torpedoes; strike, interdiction and cruise missiles; and advanced munitions. ES also specialized in radar, electronic warfare, infrared, laser, and GPS technologies with programs focusing on land, naval, airborne and spaceborne systems used for surveillance, reconnaissance, targeting, navigation, commercial and scientific applications.

The IDS segment is a combination of the former Electronic Systems segment units of Air & Missile Defense Systems and Naval & Maritime Integrated Systems.

The MS segment is the Missile Systems business unit of the former Electronic Systems segment.

The SAS segment is a combination of the former Electronic Systems segment units of Surveillance & Reconnaissance Systems and Air Combat & Strike Systems.

The Command, Control, Communication and Information Systems segment (“C3I”) was classified into the following five principal businesses: Intelligence, Surveillance, Reconnaissance (“ISR”); Air Traffic Management (“ATM”); Command and Control / Battle Management (“C2BM”); Communications; and Information Technology / Information Systems. C3I products included command, control and communication systems; air traffic control automation and radar systems; tactical radios; satellite communication and ground control terminals; wide area surveillance systems; ground-based information processing systems; image processing; large scale information retrieval, processing and distribution systems; global broadcast systems and secure information technology solutions.

The NCS segment is a combination of the Tactical Systems unit of the former Electronic Systems segment and the Command, Control and Communications (C3S) business of the former Command, Control, Communication and Information Systems segment.

The IIS segment is a combination of the former Command, Control, Communication and Information Systems segment businesses of Imagery and Geospatial Systems and Strategic Systems.

SALES TO THE UNITED STATES GOVERNMENT

Sales to the United States Government (the “Government”), principally to the Department of Defense (“DoD”), were $13.4 billion in 2003 and $12.3 billion in 2002, representing 74% of total sales in 2003 and 73% of total sales in 2002. Of these sales, $0.9 billion in 2003 and $0.8 billion in 2002 represented purchases made by the Government on behalf of foreign governments.

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

Companies which are engaged in supplying defense-related equipment to the Government are subject to certain business risks, some of which are peculiar to that industry. Among these are: the cost of obtaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Sales to the Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. See the “Risk Factors” section beginning on page 11 of this Form 10-K, for a description of additional business risks.

See “Sales to the United States Government” on page 8 of this Form 10-K for information regarding the percentage of the Company’s revenues generated from sales to the Government.

BACKLOG

The Company’s backlog of orders was $27.5 billion at December 31, 2003 and $25.7 billion at December 31, 2002. The 2003 amount includes backlog of approximately $21.4 billion from the Government compared with $18.3 billion at the end of 2002.

Approximately $3.4 billion of the overall backlog figure represents the unperformed portion of direct orders from foreign governments. Approximately $1.2 billion of the overall backlog represents non-government foreign backlog.

Approximately $14.8 billion of the $27.5 billion 2003 year-end backlog is not expected to be filled during the following twelve months. For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

RESEARCH AND DEVELOPMENT

During 2003, Raytheon expended $487 million on research and development efforts compared with $449 million in 2002 and $456 million in 2001. These expenditures principally have been for product development for the Government and for aircraft products. In addition, Raytheon conducts funded research and development activities under Government contracts which is included in net sales. For additional information related to research and development efforts, see “Note A – Accounting Policies” within Item 8 of this Form 10-K.

RAW MATERIALS, SUPPLIERS AND SEASONALITY

Delivery of raw materials and supplies to Raytheon is generally satisfactory. Raytheon is sometimes dependent, for a variety of reasons, upon sole-source suppliers for procurement requirements. However, Raytheon has experienced no significant difficulties in meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. In recent years, revenues in the second half of the year have generally exceeded revenues in the first half. The timing of Government awards, the availability of Government funding, product deliveries and customer acceptance are among the factors affecting the periods in which revenues are recorded. Management expects this trend to continue in 2004.

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

EMPLOYMENT

As of December 31, 2003, Raytheon had approximately 78,000 employees compared with approximately 76,400 employees at the end of 2002. The increase is mainly due to overall business growth in multiple market sectors and on multiple programs during 2003.

Raytheon considers its union-management relationships to be generally satisfactory. In 2003, there were no work stoppages at any of the Company’s sites.

INTERNATIONAL SALES

Raytheon’s sales to customers outside the United States (including foreign military sales) were 19% of total sales in 2003, 21% of total sales in 2002 and 22% of total sales in 2001. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communication. Foreign subsidiary working capital requirements generally are financed in the countries concerned. Sales and income from international operations are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. Raytheon generally has been able to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments. See revenues derived from external customers and long-lived assets by geographical areas set forth in “Note P – Business Segment Reporting” within Item 8 of this Form 10-K.

Raytheon utilizes the services of sales representatives and distributors in connection with certain foreign sales. Normally representatives are paid commissions and distributors are granted resale discounts in return for services rendered.

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

We act as prime contractor or major subcontractor for many different Government programs. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of Government programs is subject to congressional appropriations. Although multiple year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a Government program would result in a loss of anticipated future revenues attributable to that program. That could have a negative impact on our operations. In addition, the termination of a program or failure to commit funds to a prospective program or a program already started could increase our overall costs of doing business.

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

In addition, sales to the Government may be affected by:

•	changes in procurement policies

•	budget considerations

•	unexpected developments, such as the terrorist attacks of September 11, 2001, which change concepts of national defense

•	political developments abroad, such as those occurring in the wake of the September 11 attacks

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

Approximately 74% of our net sales in 2003 were for the U.S. Government. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government at our expense and are likely to continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for the size and structure of Raytheon. A shift in Government defense spending to other programs in which we are not involved or a reduction in U.S. Government defense spending generally could have severe consequences for our results of operations.

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business in foreign countries.

In 2003, sales to international customers accounted for approximately 19% of our net sales. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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

Both our commercial and defense markets are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

•	identify emerging technological trends in our target markets

•	develop and maintain competitive products

•	enhance our products by adding innovative features that differentiate our products from those of our competitors

•	develop and manufacture and bring products to market quickly at cost-effective prices

•	effectively structure our businesses, through the use of joint ventures, teaming agreements, and other forms of alliances, to the competitive environment

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

Our business could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies such as the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

We use estimates in accounting for many programs. Changes in our estimates could adversely affect our future financial results.

Contract and program accounting require judgment relative to assessing risks, including risks associated with customer directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees are also used in estimating sales and profit rates based on actual and anticipated awards.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future financial performance.

We consider several factors in determining lot size and use estimates in measuring average cost of manufacturing aircraft in the lot.

The Company uses lot accounting for new commercial aircraft such as the Beechcraft Premier I. Lot accounting involves selecting an initial lot size at the time a new aircraft begins to deliver and measuring an average cost over the entire lot for each aircraft sold. The Company determines lot size based on several factors, including the size of firm backlog, the expected annual production on the aircraft, and the anticipated market demand for the product.

Incorrect underlying assumptions, circumstances or estimates concerning the selection of the initial lot size or changes in market condition, along with a failure to realize predicted unit costs from cost reduction initiatives and repetition of task and production techniques as well as supplier cost reductions, may adversely affect future financial performance.

We consider several factors when determining the market or carrying value of used general aviation aircraft.

The Company considers independent published data on value of used aircraft, comparable like sales, and current market conditions. Changes in market or economic conditions and changes in products or competitive products may adversely impact the future valuation of used general aviation aircraft.

The level of returns on pension and retirement plans could affect our earnings in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our employee benefit plans. This is particularly true with income or expense for our pension plan. A lower return on assets will increase the funding requirements of the pension plans. The Company funds annually those pension costs which are calculated in accordance with Internal Revenue Service Regulations and standards issued by the Cost Accounting Standards Board. It uses a discount rate assumption that is determined by using a model consisting of a theoretical bond portfolio which matches the Company’s pension liability duration. Pension funding requirements are generally recoverable costs under government contracting regulations.

We may incur additional charges relating to our former Engineering and Construction Business.

We have significant outstanding letters of credit, surety bonds, guarantees and other support agreements related to a number of contracts and leases of our engineering and construction business unit (E&C Business), which we sold to Washington Group International in July 2000. The Company has honored its obligations under those support agreements and is working to close out those projects. There are risks that the costs incurred on these projects will increase beyond the Company’s estimates because of factors such as: equipment and subcontractor performance; risks associated with completing punch lists and warranty closeout; potential adverse resolution of claims and closeout issues under various contracts and leases; our lack of construction industry expertise due to the sale of the E&C Business; the recoverability and collection of claims and the outcome of defending claims asserted against us; and the risks inherent in the final resolution and closeout of large long-term fixed price contracts. While these potential obligations, liabilities and risks or the impact of them are difficult to predict, any one or more of these factors could have a material adverse impact on our financial condition.

During 2003, we recorded charges totaling $176 million due to increased costs for two large power plants being built in Massachusetts; $6 million primarily related to the settlement of warranty claims on one of the projects that had been rejected by Washington Group International in connection with its bankruptcy proceeding; and $49 million for legal, management, and other costs related to our E&C Business.

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

Approximately 11,700 of our employees are unionized, which represented approximately 15% of our employees at December 31, 2003. As a result, we may experience prolonged work stoppages, which could adversely affect our business, and we are vulnerable to the demands imposed by our collective bargaining relationships. We cannot predict how stable these relationships, currently with 9 different U.S. labor organizations and 4 different non-U.S. labor organizations, will be or whether we will be able to meet the requirements of these unions without impacting the financial condition of Raytheon. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers, as well as a loss of revenues. That would adversely affect our results of operations.

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

At December 31, 2003, the Company owns or leases approximately 36 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 91% of which was located in the United States. Of such total, approximately 43% was owned (or held under a long term ground lease with ownership of the improvements), approximately 46% was leased, and approximately 11% was made available under facilities contracts for use in the performance of United States Government contracts. At December 31, 2003 the Company had approximately 1 million square feet of additional floor space that was not in use, including approximately 219,000 square feet in Company-owned facilities.

There are no major encumbrances on any of the Company’s facilities other than financing arrangements which in the aggregate are not material. In the opinion of management, the Company’s properties have been well maintained, are suitable and adequate for the Company to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for the existing real estate requirements of the Company.

At December 31, 2003, the Company had major operations at the following locations:

•	Network Centric Systems — Fullerton, CA; Goleta, CA; Largo, FL; St. Petersburg, FL; Ft. Wayne, IN; Towson, MD; Marlboro, MA; Dallas, TX; McKinney, TX; Plano, TX; Richardson, TX; Sherman, TX; Midland, Ontario, Canada; and Waterloo, Ontario, Canada;

•	Raytheon Aircraft — Little Rock, AR; Atlanta, GA; and Wichita, KS;

•	Space and Airborne Systems — El Segundo, CA; Goleta, CA; Forest, MS; and Dallas, TX;

•	Integrated Defense Systems — San Diego, CA; Andover, MA; Bedford, MA; Sudbury, MA; Tewksbury, MA; Waltham; MA; Portsmouth, RI; Poulsbo, WA; and Kiel, Germany;

•	Missile Systems — East Camden, AR; Tucson, AZ; and Louisville, KY;

•	Raytheon Technical Services Company — Chula Vista, CA; Long Beach, CA; Pomona, CA; Van Nuys, CA; Indianapolis, IN; Burlington, MA; Norfolk, VA; Reston, VA; Canberra, Australia; and Tamuning, Guam;

•	Intelligence and Information Systems — Aurora, CO; Landover, MD; Linthicum, MD; St. Louis, MO; Omaha, NE; State College, PA; Garland, TX; Falls Church, VA; Springfield, VA; and Reston, VA;

•	Flight Options LLC — Richmond Heights, OH;

•	Raytheon Airline Aviation Services, LLC — Wichita, KS;

•	Raytheon Professional Services, LLC — Troy, MI;

•	Raytheon United Kingdom — Harlow, England; and Glenrothes, Scotland;

•	Administration and Services — Waltham, MA; and Arlington, VA.

A summary of the Company’s owned and leased floor space at December 31, 2003, follows:

(in square feet with 000’s omitted)

	LEASED	OWNED*	GOV’T OWNED	TOTAL
Network Centric Systems	2,556	4,305	0	6,861
Raytheon Aircraft Company	1,748	3,746	0	5,494
Space and Airborne Systems	2,487	2,823	13	5,323
Integrated Defense Systems	1,220	3,807	182	5,209
Missile Systems	3,002	721	1,247	4,970
Raytheon Technical Services Company LLC	1,990	125	2,416	4,531
Intelligence and Information Systems	2,237	855	0	3,092
Flight Options, LLC	138	125	0	263
Administration and Services	270	150	0	420
Raytheon United Kingdom	108	155	0	263
Raytheon Professional Services, LLC	123	0	0	123
Raytheon International, Inc.	79	0	0	79
Raytheon Airline Aviation Services, LLC	25	20	0	45

TOTALS	15,983	16,832	3,858	36,673

*	Ownership may include either fee ownership of land and improvements or a long term land lease with ownership of improvements.

Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in the “Risk Factors” section beginning on page 11 of this Form 10-K, in Item 3. “Legal Proceedings” immediately below, in “Commitments and Contingencies” within Item 7 of this Form 10-K and in “Note M – Commitments and Contingencies” within Item 8 of this Form 10-K.

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

As previously reported, during late 1999, the Company and two of its officers were named as defendants in several purported class action lawsuits. These lawsuits were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants in a Consolidated and Amended Class Action Complaint (the “Consolidated Complaint”) with the caption, In Re Raytheon Securities Litigation (Civil Action No. 12142-PBS), filed in the U.S. District Court in Massachusetts. The Consolidated Complaint principally alleges that the defendants violated federal securities laws by purportedly making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the purported class period. In September 2000, the Company and the individual defendants filed a motion to dismiss the Consolidated Complaint. The plaintiffs opposed the motions. The court heard arguments in February 2001, and in August 2001 the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. In March 2002, the court certified the class of plaintiffs as those people who purchased Raytheon stock between October 7, 1998 through October 12, 1999. On March 17, 2003 the named plaintiff filed a Second Consolidated and Amended Complaint which did not change the claims against the Company or the individual defendants, but which sought to add the Company’s auditor as an additional defendant. In May 2003, the court issued an order dismissing one of the two claims that had been asserted in the Amended Consolidated Complaint against the Company’s auditor. On February 20, 2004, the Company and the individual defendants filed a motion for summary judgment, which the plaintiff opposes. The Company’s auditor also filed a motion for summary judgment which the plaintiff opposes. A hearing on the summary judgment motions is scheduled for April 8, 2004. The Court has scheduled a trial to begin on May 3, 2004.

As previously reported, the Company also was named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits filed on October 25, 1999 in the Court of Chancery of the State of Delaware in and for New Castle County by Ralph Mirarchi and others (No. 17495- NC), and on November 24, 1999 in Middlesex County, Massachusetts, Superior Court by John Chevedden (No. 99-5782). On February 28, 2000, Mr. Chevedden filed another derivative action in the Delaware Chancery Court entitled John Chevedden v. Daniel P. Burnham, et al., (No. 17838- NC) and on March 22, 2000, Mr. Chevedden’s Massachusetts derivative action was dismissed. The Mirarchi and Chevedden derivative complaints contain allegations similar to those included in the Consolidated Complaint in the In Re Raytheon Securities Litigation, and further allege that the defendants purportedly breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. In December 2001 the Company and the individual defendants filed a motion to dismiss the Mirarchi complaint (the only one of these actions for which service of process of the complaint was by then completed.) The court has since consolidated the Mirachi and Chevedden actions, and plaintiffs have filed a Consolidated Amended Complaint under the caption In re: Raytheon Derivative Litigation (No. 17495-NC). On April 25, 2003, the defendants filed a motion to dismiss the Consolidated Amended Complaint which has not yet been heard as the briefing on the motion is not yet complete.

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

As previously reported, the Company has been named as a nominal defendant and all of its directors at the time have been named as defendants in two identical purported derivative lawsuits filed in Chancery Court in New Castle County, Delaware in July 2001, entitled Melvin P. Haar v. Barbara M. Barrett, et. al., (Civil Action No. 19018) and Howard Lasker v. Barbara M. Barrett, et. al., (Civil Action No. 19027). The Haar and Lasker derivative complaints contain allegations similar to those included in the Muzinich class action complaint and further allege that the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary for prudent management and control of the Company’s operations. In December 2001 the Company and the individual defendants filed a motion to dismiss the Haar complaint, the only one of these actions for which service was by then completed. Since then, the Haar and Lasker actions have been consolidated under the caption In re Raytheon Company Shareholders Litigation (No. 19018-NC). On January 30, 2004, the plaintiffs filed a Consolidated Amended Derivative Complaint. On March 1, 2004, the defendants filed a motion to dismiss the Consolidated Amended Derivative Complaint, which has not yet been heard as a briefing schedule for the motion has not been established. In addition, the Company has been named as a nominal defendant and members of its Board of Directors and several current and former officers have been named as defendants in another purported shareholder derivative action entitled Richard J. Kager v. Daniel P. Burnham, et. al., (Civil Action No. 01-11180-JLT) filed in July 2001 in the U. S. District Court in Massachusetts. The Kager derivative complaint contains allegations similar to those included in the Muzinich complaint, and further alleges that the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary for prudent management and control of the Company’s operations. On June 28, 2002, all of the defendants in the Kager matter filed a motion to dismiss the complaint. In September 2002, the plaintiff agreed voluntarily to dismiss this action without prejudice so that the plaintiff may re-file the action in Delaware.

As previously reported, in May 2003 two purported class action lawsuits entitled, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS) and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in federal court in Boston, Massachusetts on behalf of participants in the Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both complaints allege that the Company and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of the Company’s savings and investment plans’ investment in the Company stock. In September 2003, these actions were consolidated.

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

As previously reported, in June 2002 the Company received service of a grand jury subpoena issued by the United States District Court for the Central District of California. The subpoena seeks documents relating to the activities of an international sales representative engaged by the Company relating to a foreign military sales contract in Korea in the late 1990s. The Company has cooperated fully in the investigation including, producing documents in response to the subpoena. The Company has in place appropriate compliance policies and procedures, and believes its conduct has been consistent with those policies and procedures.

The Company continues to cooperate with the staff of the Securities and Exchange Commission (SEC) on a formal investigation related to the Company’s accounting practices primarily related to the commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft. The Company has been providing documents and information to the SEC staff. In addition, certain present and former officers and employees of the Company have provided testimony in connection with this investigation. The Company is unable to predict the outcome of the investigation or any action that the SEC might take.

As previously reported, several claims have been asserted and certain proceedings have been commenced against the Company and certain third parties seeking schedule and performance liquidated damages and payment under certain outstanding Company guarantees in connection with the Jindal, Posven, Ratchaburi, Saltend, Ilijan and Red Oak construction contracts. These contracts were rejected by WGI in bankruptcy. Recently, the claims against the Company involving the Jindal contracts were resolved. The claims against the Company involving the Posven contracts also have been resolved, with the exception of two subcontractor-related disputes. Additionally, several other proceedings have been commenced against the Company by parties that had contractual relationships with certain former indirect subsidiaries of the Company which comprised its engineering and construction business. These former indirect subsidiaries were transferred to WGI in the sale of the engineering and construction business to WGI. The plaintiffs in these proceedings have alleged that the Company is responsible to them on various theories including alter ego liability and the assignment to, and/or the assumption by, the Company of the former indirect subsidiaries’ obligations. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on the Company’s financial position, liquidity or results of operations after giving effect to provisions already recorded.

The Company is involved in various stages of investigation and cleanup relative to remediation of various environmental sites. All appropriate costs expected to be incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability will not have a material effect on the Company’s financial position, liquidity or results of operations. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in the “Risk Factors” section beginning on page 11 of this Report, in “Commitments and Contingencies” within Item 7 of this Form 10-K and in “Note M – Commitments and Contingencies” within Item 8 of this Form 10-K.

Accidents involving personal injuries and property damage occur in general aviation travel. When permitted by appropriate government agencies, Raytheon Aircraft investigates many accidents related to its products involving fatalities or serious injuries. Through a relationship with FlightSafety International, Raytheon Aircraft provides initial and recurrent pilot and maintenance training services to reduce the frequency of accidents involving its products.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Item 4(A). Executive Officers of the Registrant

The executive officers of the Company are listed below. Each executive officer was elected by the Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Thomas M. Culligan: Executive Vice President - Business Development and CEO of Raytheon International, Inc. since March 2001. From 2000 to March 2001, Mr. Culligan was Vice President and General Manager of Defense and Space at Honeywell International Inc. From 1994 to 2000, Mr. Culligan held various positions at Allied Signal, including Vice President and General Manager, Vice President -Europe, Africa and the Middle East - Marketing, Sales and Service unit and President of Government Operations. Prior to joining Allied Signal, he held executive positions at McDonnell Douglas. Age 52.

Bryan J. Even: Vice President of Raytheon Company since April 2002 and President of Raytheon Technical Services Company (RTSC) since October 2001. Before assuming leadership of RTSC, Mr. Even had oversight for the Engineering and Production Support business unit in Indianapolis, formerly the Naval Air Warfare Center, from 1999 to 2001. From 1998 to 1999, Mr. Even was Director of East Coast Depot Operations for RTSC. Prior thereto, he was the Deputy General Manager of the Engineering and Depots Group of Raytheon Service Company. Age 43.

Louise L. Francesconi: Vice President of Raytheon Company and President of Missile Systems since September 2002. From November 1999 to September 2002, Ms. Francesconi was a vice president of Raytheon Company and General Manager of the Missile Systems business unit within Electronic Systems. From February 1998 to November 1999, she was Senior Vice President of the former Raytheon Systems Company and Deputy General Manager of the company’s Defense Systems segment. Ms. Francesconi joined Raytheon in 1997 with the merger of Hughes, where she had served as the President of the Hughes Missile Company since 1996. Age 50.

Charles E. Franklin: Vice President of Raytheon Company leading the Raytheon Company Evaluation Team (RCET) since September 2003. President of Integrated Defense Systems (IDS) from September 2002 to September 2003. From 1998 to September 2002, Mr. Franklin was Vice President and General Manager of the Air and Missile Defense Systems business unit within Electronic Systems. From 1996 to 1998, Mr. Franklin was Vice President, Programs and Mission Success at Lockheed Martin Sanders Company. Age 65.

Richard A. Goglia: Vice President and Treasurer since January 1999. From March 1997 to January 1999, Mr. Goglia was Director, International Finance. Prior to joining the Company, Mr. Goglia spent 16 years in various positions at General Electric and General Electric Capital Corporation. Age: 52.

John D. Harris: Vice President of Contracts for Raytheon Company since June 2003. From September 2002 to June 2003, Mr. Harris was Vice President of Contracts for Raytheon’s government and defense businesses. From April 2001 to September 2002, he was Vice President of Operations and Contracts for the former Electronic Systems business. Mr. Harris joined Raytheon in 1983 as a contract administrator and he has held positions of increasing responsibility with the Company since 1983. Age 42.

Jack R. Kelble: Vice President of Raytheon Company and President of Space and Airborne Systems (SAS) since September 2002. From October 2001 to September 2002, Mr. Kelble was Vice President and General Manager of the Surveillance and Reconnaissance business unit within Electronic Systems. From January 2000 to October 2001, Mr. Kelble was Vice President of Engineering for Electronic Systems. From October 1998 to January 2000, he was Senior Vice President and Deputy General Manager of the Sensors and Electronic Systems business unit within Electronic Systems. From January 1998 to October 1998, he was Vice President and General Manager of the Integrated Systems business unit within Electronic Systems. He joined Raytheon in 1979 and held positions of increasing responsibility within the Company. Age 61.

Michael D. Keebaugh: Vice President of Raytheon Company and President of Intelligence and Information Systems (IIS) since September 2002. From February 1998 to September 2002, Mr. Keebaugh was Vice President and General Manager of the Imagery and Geospatial Systems business unit within Command, Control, Communication and Information Systems. Mr. Keebaugh joined Raytheon in 1990 as a result of an acquisition and held other senior positions within the Company including Vice President and General Manager of Imagery and Geospatial Systems within Raytheon Systems Company. Age 58.

Keith J. Peden: Senior Vice President – Human Resources since March 2001. From November 1997 to March 2001, Mr. Peden was Vice President and Deputy Director – Human Resources. From April 1993 to November 1997, Mr. Peden was Corporate Director of Benefits and Compensation. Age 53.

Edward S. Pliner: Senior Vice President and Chief Financial Officer since December 2002. From April 2000 to December 2002, Mr. Pliner was Vice President and Corporate Controller. From September 1995 to April 2000, Mr. Pliner was a partner at PricewaterhouseCoopers LLP. Age 46.

Biggs C. Porter: Vice President and Corporate Controller since May 2003. From December 2000 to May 2003, Mr. Porter was corporate controller at TXU Corp. From 1996 to December 2000, he was chief financial officer of Northrop Grumman’s Integrated Systems and Aerostructure Sector and its Commercial Aircraft Division. Age 50.

Rebecca B. Rhoads: Vice President and Chief Information Officer since April 2001. From February 2000 to April 2001, Ms. Rhoads was Vice President of Information Systems Technology for Electronic Systems. From July 1999 to February 2000, she was Vice President of Information Technology for the Defense Systems business unit of Raytheon Systems Company. From 1996 to 1999, Ms. Rhoads was Director of the Raytheon Test Systems Design Center. Age 46.

Colin Schottlaender: Vice President of Raytheon Company and President of Network Centric Systems (NCS) since September 2002. From November 1999 to September 2002, Mr. Schottlaender was Vice President and General Manager of the Tactical Systems business unit within Electronic Systems. From December 1997 to November 1999, Mr. Schottlaender was Vice President of Tactical Systems within the Sensors and Electronic Systems business unit of Raytheon Systems Company. He joined Raytheon in 1977 and held positions of increasing responsibility in domestic and international business development, program management, quality assurance, test engineering and product design/manufacture. Age 48.

James E. Schuster: Executive Vice President of Raytheon Company and Chief Executive Officer of Raytheon Aircraft Company since May 2001. From April 2000 to May 2001, Mr. Schuster was Vice President of Raytheon Company and President of Aircraft Integration Systems. From September 1999 to April 2000, he was Deputy General Manager for Aircraft Integration Systems. Age 50.

Gregory S. Shelton: Vice President – Engineering and Technology since May 2001. From 1998 to May 2001, Mr. Shelton served as Vice President of Engineering for Raytheon’s Missile Systems business unit within the Electronic Systems segment. From 1996 to 1997, he was Vice President, Engineering for Hughes Weapons Systems. From 1995 to 1996, he served as Vice President and Product Line Manager, Air Missiles and Advanced Programs and Technology for Hughes Missile Systems Company. Age 53.

Daniel L. Smith: President of Raytheon Integrated Defense Systems (IDS) since September 2003. From August 2002 to September 2003, Mr. Smith was Vice President and Deputy of IDS. From October 1996 to August 2002, he served as Vice President and General Manager of Raytheon’s Naval & Maritime Integrated Systems business unit. Mr. Smith joined Raytheon in 1996 as the manager of programs for U.S. Navy LPD-17 class ships. Age 51.

Jay B. Stephens: Senior Vice President and General Counsel of Raytheon since October 2002. From January 2002 to October 2002, Mr. Stephens was Associate Attorney General of the United States. From 1997 to 2001, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International (formerly AlliedSignal). From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury and Winthrop). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Age 57.

William H. Swanson: Chairman since January 2004; Chief Executive Officer since July 2003; President since July 2002. Mr. Swanson joined Raytheon in 1972 and has held increasingly responsible management positions, including: Executive Vice President of Raytheon Company and President of Raytheon’s Electronic Systems segment from January 2000 to July 2002; Executive Vice President of Raytheon Company and Chairman and CEO of Raytheon Systems Company from January 1998 to January 2000; Executive Vice President of Raytheon Company and General Manager of Raytheon’s Electronic Systems segment from March 1995 to January 1998; and Senior Vice President and General Manager of Missile Systems Division from August 1990 to March 1995. Age 55.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

At December 31, 2003, there were approximately 71,000 record holders of the Company’s common stock. The Company’s common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange under the symbol RTN. For information concerning stock prices and dividends paid during the past two years, see “Note Q – Quarterly Operating Results (unaudited)” within Item 8 of this Form 10-K.

Item 6. Selected Financial Data

FIVE-YEAR STATISTICAL SUMMARY

(In millions except share amounts and total employees)	2003	2002	2001		2000	1999
Results of Operations
Net sales	$18,109	$16,760	$16,017		$15,817	$16,142
Operating income	1,316	1,783	766	(1)	1,580	1,645
Interest expense	537	497	696		761	724
Income from continuing operations	535	756	2	(1)	477	546
Loss from discontinued operations, net of tax	(170)	(887)	(757)		(339)	(94)
Cumulative effect of change in accounting principle, net of tax	—	(509)	—		—	(53)
Net income (loss)	365	(640)	(755	)(1)	138	399
Diluted earnings per share from continuing operations	$1.29	$1.85	$0.01	(1)	$1.40	$1.60
Diluted earnings (loss) per share	0.88	(1.57)	(2.09	)(1)	0.40	1.17
Dividends declared per share	0.80	0.80	0.80		0.80	0.80
Average diluted shares outstanding (in thousands)	415,429	408,031	361,323		341,118	340,784

Financial Position at Year-End
Cash and cash equivalents	$661	$544	$1,214		$871	$230
Current assets	6,585	7,190	9,647		9,444	10,732
Property, plant, and equipment, net	2,711	2,396	2,196		2,339	2,224
Total assets	23,668	23,946	26,773		27,049	28,222
Current liabilities	3,849	5,107	5,815		5,071	7,998
Long-term liabilities (excluding debt)	3,281	2,831	1,846		2,021	1,886
Long-term debt	6,517	6,280	6,874		9,051	7,293
Subordinated notes payable	859	858	857		—	—
Total debt	7,391	8,291	9,094		9,927	9,763
Stockholders’ equity	9,162	8,870	11,381		10,906	11,045

General Statistics
Total backlog	$27,542	$25,666	$25,605		$25,709	$24,034
U.S. government backlog included above	21,353	18,254	16,943		16,650	14,575
Capital expenditures	428	458	461		421	507
Depreciation and amortization	393	364	677		642	646
Total employees from continuing operations	77,700	76,400	81,100		87,500	90,600

(1)	Includes charges of $745 million pretax related to the Company’s commuter aircraft business and Starship aircraft portfolio, $484 million after-tax, or $1.34 per diluted share.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Raytheon Company (the “Company”) is one of the largest defense electronics contractors in the world, serving all branches of the U.S. military and other U.S. government agencies, NATO, and many allied governments. The Company is a leader in defense electronics, including missiles; radar; sensors and electro-optics; intelligence, surveillance, and reconnaissance (ISR); command, control, communication, and information systems; naval systems; air traffic control systems; and technical services. The Company’s defense businesses are well positioned to capitalize on emerging opportunities in missile defense; precision engagement; intelligence, surveillance, and reconnaissance; and homeland security. Due to the multi-year defense spending cycle, recent increased budget authorizations in these areas are expected to favorably impact the Company’s defense businesses over the next several years.

Raytheon Aircraft is a leading provider of business and special mission aircraft and delivers a broad line of jet, turboprop, and piston-powered airplanes to individual, corporate, and government customers worldwide.

Defense Industry Considerations

Recent events, including the global War on Terrorism, Operation Enduring Freedom, and Operation Iraqi Freedom, have altered the defense and security environment of the United States. These events have had, and for the foreseeable future are likely to continue to have, a significant impact on the markets for defense and advanced technology systems and products. The U.S. Department of Defense continues to focus on both supporting ongoing operations and transforming our military to confront future threats. Our customers plan to operate in a new paradigm. They define an approach that emphasizes speed, precision, and flexibility, by sharing superior knowledge, enabling forces to seize and sustain initiative, concentrate combat power, and prevent an enemy response. In this new environment, the need for advanced technology and defense electronics is clear.

The recent growth in military expenditures is driven by the multi-pronged approach required to fight the War on Terrorism, replenish war materials consumed during continued operations in Afghanistan and Iraq, and sustain the momentum in pursuit of transformation.

The Company’s strategy is designed to capitalize on the breadth and depth of the Company’s technology and extensive domain expertise in order to meet the evolving needs of the Company’s customers. The Company is focusing on the following Strategic Business Areas, which are aligned with the ongoing military operations and Department of Defense transformation goals:

•	Missile Defense

•	Precision Engagement

•	Intelligence, Surveillance and Reconnaissance

•	Homeland Security

Missile Defense

The Company provides an extensive array of technologies and is a major partner in missile defense. The Company is committed to helping the U.S. Missile Defense Agency, the organization responsible for developing an operational Ballistic Missile Defense System achieve its objectives. The President’s commitment to have a U.S. missile defense system operational by 2004 is reinforced by the increase in emphasis and funding in the latest budgets. The Company’s broad array of technologies covers all three phases of the missile defense system – boost, midcourse, and terminal defense – and includes Standard Missile-3, Space Tracking and Surveillance System, Cobra Judy, Exo-Atmospheric Kill Vehicle, Early Warning Radar, Sea-Based X-Band Radar, High Power Discriminator, Terminal High-Altitude Area Defense, and Patriot.

Precision Engagement

The Company provides mission solutions across the entire precision engagement chain. The Company’s customers are increasingly looking for mission solutions that address the need to operate jointly (across services and between allied forces), work in a new net-centric paradigm, minimize collateral damage, and strike time sensitive targets. The Company’s precision engagement systems include: U-2 sensor suite, F-15 and F/A-18 Active Electronically Scanned Array radars, Advanced Medium Range Air-to-Air Missile, Situation Awareness Data Link, NetFires, Joint Standoff Weapon, Paveway, Tactical Tomahawk, F/A-18 Radar Warning Receiver, High Power Microwave, and High Energy Lasers.

Intelligence, Surveillance and Reconnaissance

The Company’s innovative sensing, processing, and dissemination technologies effectively compress the information gap from hours to minutes. The Company provides integrated systems solutions for observing, locating, processing, deciding, and disseminating actionable information, enabling network-centric operations for decision makers. These abilities are crucial for war fighters to achieve information dominance throughout the entire battlespace. The Company’s key ISR programs include: Global Hawk sensor suite, E-10A Battle Management Command and Control, Space Based Radar, National Polar-orbiting Operational Environmental Satellite Systems, Future Combat Systems, DD(X), and numerous classified programs.

Homeland Security

In the area of Homeland Security, the Company has skills, experience, and technology in areas such as airport security; command, control, and communication; and the integration and fusion of sensory inputs for real-time decision support. This is still a new market with significant uncertainty and the ultimate customers and available funding have yet to be determined.

Unlike many major defense contractors, the Company provides electronics for a wide range of missions and platforms. The Company has several thousand programs which the Company believes reduces some of the risk and volatility often inherent in the defense industry.

The Company generally acts as a prime contractor or subcontractor on its programs. The funding of U.S. government programs is subject to Congressional authorization and appropriation. While Congress generally appropriates funds on a fiscal year basis, major defense programs are usually conducted under binding contracts over multiple years. The termination of funding for a U.S. government program could result in a loss of future revenues, which would have a negative effect on the Company’s financial position and results of operations. U.S. government contracts are also subject to oversight audits and contain provisions for termination. Failure to comply with U.S. government regulations could lead to suspension or debarment from U.S. government contracting.

Sales to the U.S. government may be affected by changes in procurement policies, budget considerations, changing defense requirements, and political developments. The influence of these factors, which are largely beyond the Company’s control, could impact the Company’s financial position or results of operations.

Aircraft Industry Considerations

The health of the markets for Raytheon Aircraft’s products and services is influenced by a number of key economic and environmental factors including:

•	Economic growth or sustained market stability

•	The industry-wide level of inventory of used aircraft available for sale

•	Regulatory and environmental factors including continued open access to national airspace and airports and operational equipment requirements

•	Introduction of new products

While the economy has shown signs of recovery by most measures including GDP, corporate profits, and personal disposable income, the general aviation market continues to be depressed from its peak performance in 2001. Historically, the industry has lagged the U.S. economic recovery by 12 -18 months.

Traditionally, the used aircraft market has led the recovery of the new aircraft market by approximately nine months, however, the current size of the worldwide fleet of used aircraft available for sale and a slower economic recovery could delay market demand for new aircraft.

The size of the worldwide fleet of used aircraft available for sale has created intense price pressure on new aircraft and, as a result, many manufacturers have reduced line or production rates to avoid oversupplying the market with products that will only be moved through deep discounting. To support a recovery of the new aircraft market, the current worldwide inventory of used aircraft must be reduced.

Despite the increased activity in the used aircraft market during the last half of 2003 and strong fourth quarter sales activity for new aircraft, driven in large part by the bonus depreciation benefit of the Jobs Growth Tax Relief Reconciliation Act of 2003, the industry consensus is that the market for new aircraft will remain flat to slightly higher through 2005 with a modest recovery beginning in 2006.

Financial Summary

As discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Gross bookings were $22.7 billion in 2003, $17.9 billion in 2002, and $17.0 billion in 2001 resulting in backlog of $27.5 billion, $25.7 billion, and $25.6 billion at December 31, 2003, 2002, and 2001, respectively. Backlog represents future sales and cash flow that will be recognized over the next several years.

Net sales were $18.1 billion in 2003, $16.8 billion in 2002, and $16.0 billion in 2001. The increase in sales was a result of strong growth at the defense businesses, primarily Integrated Defense Systems, Missile Systems, and Space and Airborne Systems.

Operating income was $1.3 billion in 2003, $1.8 billion in 2002, and $0.8 billion in 2001. Operating income as a percent of net sales was 7.3 percent, 10.6 percent, and 4.8 percent in 2003, 2002, and 2001, respectively. Included in operating income was a FAS/CAS Pension Adjustment, described below in Consolidated Results of Operations, of $109 million of expense in 2003, $210 million of income in 2002, and $386 million of income in 2001. The FAS/CAS Pension Adjustment in 2004 is expected to be approximately $450 million of expense. Also included in operating income were 2003 charges at Network Centric Systems and Technical Services of $276 million, 2001 charges at Raytheon Airline Aviation Services of $745 million, and 2001 goodwill amortization of $334 million.

Operating cash flow from continuing operations was $2.1 billion in 2003, $2.2 billion in 2002, and $0.8 billion in 2001. The increase from 2001 was due to better working capital management at the defense businesses and better inventory management at Raytheon Aircraft. Although the Company will continue to focus on working capital management at the defense businesses, this level of improvement is not expected to continue into the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The Company has identified the following accounting policies that require significant judgment. The Company believes its judgments related to these accounting policies are appropriate.

Sales under long-term government contracts are recorded under the percentage of completion method. Incurred costs and estimated gross margins are recorded as sales as work is performed based on the percentage that incurred costs bear to estimated total costs using the Company’s estimates of costs and contract value. Cost estimates include direct and indirect costs such as labor, materials, warranty, and overhead. Some contracts contain incentive provisions based upon performance in relation to established targets which are included at estimated realizable value. Contract change orders and claims are included when they can be reliably estimated and realization is probable. Due to the long-term nature of many of the Company’s programs, developing estimates of costs and contract value often requires significant judgment. Factors that must be considered in estimating the work to be completed and ultimate contract recovery include labor productivity and availability, the nature and complexity of the work to be performed, the impact of change orders, availability of materials, the impact of delayed performance, availability and timing of funding from the customer, award fee estimations, and the recoverability of claims. In 2003, 2002, and 2001, operating income as a percent of net sales for the defense businesses did not vary by more than 1.5 percent. If operating income as a percent of net sales for the defense businesses had been higher or lower by 1.5 percent in 2003, the Company’s operating income would have changed by approximately $250 million.

The Company uses lot accounting for new commercial aircraft introductions at Raytheon Aircraft. Lot accounting involves selecting an initial lot size at the time a new aircraft begins to be delivered and measuring an average cost over the entire lot for each aircraft sold. The costs attributed to aircraft delivered are based on the estimated average cost of all aircraft in the lot and are determined under the learning curve concept which anticipates a predictable decrease in unit costs from cost reduction initiatives and as tasks and production techniques become more efficient through repetition. Once production costs stabilize, which is expected by the time the initial lot has been completed, the use of lot accounting is discontinued. The selection of lot size is a critical judgment. The Company determines lot size based on several factors, including the size of firm backlog, the expected annual production for the aircraft, and experience on similar new aircraft. The size of the initial lot for the Beechcraft Premier I, the only aircraft the Company is currently utilizing lot accounting for, is 200 units. In 2003, the Company recorded a pretax charge of $22 million to reflect the expected loss on the initial lot. A five percent increase in the remaining estimated cost to produce the aircraft would reduce the Company’s operating income by approximately $20 million.

The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. As part of the assessment of realizable value, the Company must evaluate many factors including current market conditions, future market conditions, the age and condition of the aircraft, and availability levels for the aircraft in the market. A five percent decrease in the aggregate realizable value of used aircraft in inventory at December 31, 2003, would result in an impairment charge of approximately $20 million. The valuation of aircraft materials and parts which support the worldwide fleet of aircraft, which are stated at cost, but not in excess of realizable value, also requires significant judgment. As part of the assessment of realizable value, the Company must evaluate many factors including the expected useful life of the aircraft, some of which have remained in service for up to 50 years. A five percent decrease in the aggregate realizable value of aircraft materials and purchased parts at December 31, 2003, would result in an impairment charge of approximately $15 million.

The Company evaluates the recoverability of long-lived assets upon indication of possible impairment by measuring the carrying amount of the assets against the related estimated undiscounted cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the asset is adjusted to its estimated fair value. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows, and the determination of estimated fair value are all significant judgments. In addition, the Company performs an annual goodwill impairment test in the fourth quarter of each year. The Company estimates the fair value of reporting units using a discounted cash flow model based on the Company’s most recent five-year plan and compares the estimated fair value to the net book value of the reporting unit, including goodwill. Preparation of forecasts for use in the five-year plan involve significant judgments. Changes in these forecasts could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period.

The Company has pension plans covering the majority of its employees, including certain employees in foreign countries. The selection of the assumptions used to determine pension expense or income involves significant judgment. The Company’s long-term return on asset (ROA) and discount rate assumptions are considered to be the key variables in determining pension expense or income. To develop the long-term ROA assumption, the Company considered the current level of expected returns on risk-free investments, the historical level of the risk premium associated with the other asset classes in which the Company has invested pension plan assets, and the expectations for future returns of each asset class. Since the Company’s investment policy is to employ active management strategies in all asset classes, the potential exists to outperform the broader markets, therefore, the expected returns were adjusted upward. The expected return for each asset class was then weighted based on the target asset allocation to develop the long-term ROA assumption. The long-term ROA assumption is based on target asset allocations of between 65 and 70 percent equities with a 9.75% expected return, between 20 and 25 percent fixed income with a 5.25% expected return, up to 5 percent real estate with an 8.25% expected return, and between 5 and 10 percent other (including private equity and cash) with a 10.5% expected return. The long-term ROA assumption for the Company’s domestic pension plans in 2004 is 8.75%. The discount rate assumption was determined by using a model consisting of a theoretical bond portfolio that matches the Company’s pension liability duration. The discount rate assumption for the Company’s domestic pension plans in 2004 is 6.25%. The Company’s pension expense is expected to be approximately $700 million in 2004 and $750 million in 2005. For every 2.5 percent that in the actual domestic pension plan asset return exceeds or is less than the long-term ROA assumption for 2004, the Company’s pension expense for 2004 will change by approximately $15 million. If the Company adjusts the discount rate assumption for 2005 up or down by 25 basis points, the Company’s pension expense would change by approximately $40 million.

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date will be accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle is anticipated to be a gain of $34 million after-tax for pension benefits and a gain of $7 million after-tax for other postretirement benefits and will be recognized in 2004. Using the Company’s year end as the measurement date for pension and other postretirement benefit plans more appropriately reflects the plans’ financial status for the years then ended.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales were $18.1 billion in 2003, $16.8 billion in 2002, and $16.0 billion in 2001. The increase in sales was due primarily to higher U.S. Department of Defense expenditures in the Company’s defense businesses, primarily Integrated Defense Systems, Missile Systems, and Space and Airborne Systems. Sales to the U.S. Department of Defense were 65 percent of sales in 2003, 62 percent in 2002, and 59 percent in 2001. Total sales to the U.S. government, including foreign military sales, were 74 percent of sales in 2003, 73 percent in 2002, and 70 percent in 2001. International sales, including foreign military sales, were 19 percent of sales in 2003, 21 percent in 2002, and 22 percent in 2001. While international sales have remained flat, the amount as a percent of sales has declined as a result of increased sales to the U.S. Department of Defense.

Gross margin (net sales less cost of sales) was $3.1 billion in 2003, $3.4 billion in 2002, and $2.4 billion in 2001, or 17.2 percent of sales in 2003, 20.3 percent in 2002, and 14.7 percent in 2001. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $109 million of expense, $210 million of income, and $386 million of income in 2003, 2002, and 2001, respectively. The change in the FAS/CAS Pension Adjustment was due primarily to the reduction in the Company’s long-term return on asset assumption and the actual rate of return on pension plan assets over the last several years. The decrease in gross margin as a percent of sales in 2003 was due, in part, to charges of $237 million at Network Centric Systems and $39 million at Technical Services, described below in Segment Results. Included in gross margin in 2001 was goodwill amortization of $334 million, which was discontinued January 1, 2002 as described below. Excluding goodwill amortization, gross margin was $2.7 billion or 16.8 percent of sales in 2001. Included in gross margin in 2001 were charges of $745 million at Raytheon Aviation Airline Services, described below in Segment Results.

Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS No. 87), outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans, which are determined by other factors. A major factor for determining pension funding requirements are Cost Accounting Standards (CAS) that proscribe the allocation to and recovery of pension costs on U.S. government contracts. The Company now reports the difference between SFAS No. 87 (FAS) pension expense or income and CAS pension expense as a separate line item in the Company’s segment results called FAS/CAS Pension Adjustment. The results for each segment only include pension expense as determined under CAS, which can generally be recovered through the pricing of products and services to the U.S. government.

Administrative and selling expenses were $1,306 million or 7.2 percent of sales in 2003, $1,170 million or 7.0 percent of sales in 2002, and $1,131 million or 7.1 percent of sales in 2001. Included in administrative and selling expenses in 2002 was a $29 million gain on the sale of the Company’s corporate headquarters.

Research and development expenses were $487 million or 2.7 percent of sales in 2003, $449 million or 2.7 percent of sales in 2003, and $456 million or 2.8 percent of sales in 2001.

Operating income was $1,316 million or 7.3 percent of sales in 2003, $1,783 million or 10.6 percent of sales in 2002, and $766 million or 4.8 percent of sales in 2001. Excluding goodwill amortization, operating income was $1,100 million or 6.9 percent of sales in 2001. The changes in operating income by segment are described below in Segment Results.

Interest expense from continuing operations was $537 million in 2003, $497 million in 2002, and $696 million in 2001. In 2002 and 2001, the Company allocated $79 million and $18 million, respectively, of interest expense to discontinued operations. The Company did not allocate interest expense to discontinued operations in 2003 as described below in Discontinued Operations. Total interest expense was $576 million in 2002 and $714 million in 2001. The decrease in interest expense in 2003 was due to a lower weighted-average cost of borrowing. The decrease in 2002 was due to lower average debt and a lower weighted-average cost of borrowing due, in part, to the interest rate swaps entered into in 2001, described below in Capital Structure and Resources. The weighted-average cost of borrowing was 6.0 percent in 2003, 6.7 percent in 2002, and 7.1 percent in 2001.

Interest income was $50 million in 2003, $27 million in 2002, and $36 million in 2001. The increase in interest income was due to interest on long-term receivables brought onto the Company’s books as part of the buy-out of the Aircraft Receivables Facility in the fourth quarter of 2002, described below in Financial Condition and Liquidity.

Other expense, net was $67 million in 2003, $237 million in 2002, and $6 million in 2001. Included in other expense, net in 2003 was a $77 million charge related to the Company’s repurchase of long-term debt, described below in Capital Structure and Resources, and $20 million of equity losses related to Flight Options LLC, offset by an $82 million gain from the sale of the Company’s investment in its former aviation support business, both described below in Major Affiliated Entities. Included in other expense, net in 2002 was a $175 million charge to write-off the Company’s investment in Space Imaging and accrue for a related credit facility guarantee which the Company paid in 2003, described below in Major Affiliated Entities. Other income and expense also includes gains and losses on divestitures and equity losses in unconsolidated subsidiaries, as described in Note S, Other Income and Expense of the Notes to Consolidated Financial Statements.

The effective tax rate was 29.8 percent in 2003 and 29.7 percent in 2002, reflecting the U.S. statutory rate of 35 percent reduced by ESOP dividend deductions, foreign sales corporation tax credits, and research and development tax credits applicable to certain government contracts. The effective tax rate was 98.0 percent in 2001, reflecting the U.S. statutory rate of 35 percent reduced by foreign sales corporation tax credits and research and development tax credits applicable to certain government contracts, increased by non-deductible amortization of goodwill. Excluding the effect of goodwill amortization, the effective tax rate was 29.3 percent in 2001. At December 31, 2003, the Company had net operating loss carryforwards of $1.4 billion that expire in 2020 through 2023. The Company believes it will be able to utilize all of these carryforwards over the next 3 years.

Income from continuing operations was $535 million or $1.29 per diluted share on 415.4 million average shares outstanding in 2003, $756 million or $1.85 per diluted share on 408.0 million average shares outstanding in 2002, and $2 million or $0.01 per diluted share on 361.3 million average shares outstanding in 2001. Excluding goodwill amortization, income from continuing operations was $307 million or $0.85 per diluted share in 2001. The increase in average shares outstanding in 2003 was due primarily to benefit plan-related activity. The increase in average shares outstanding in 2002 was due primarily to the issuance of 14,375,000 and 31,578,900 shares of common stock in May and October 2001, respectively.

The loss from discontinued operations, net of tax, described below in Discontinued Operations, was $170 million or $0.41 per diluted share in 2003, $887 million or $2.17 per diluted share in 2002, and $757 million or $2.10 per diluted share in 2001.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. In 2002, the Company recorded a goodwill impairment charge of $360 million related to its former Aircraft Integration Systems business (AIS) as a cumulative effect of change in accounting principle. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with this impairment. Also in 2002, the Company completed the transitional review of the other businesses for potential goodwill impairment in accordance with SFAS No. 142 and recorded a goodwill impairment charge of $185 million pretax or $149 million after-tax, which represented all of the goodwill at Raytheon Aircraft, as a cumulative effect of change in accounting principle. The Company also determined that there was no impairment of goodwill related to any of the defense businesses beyond the $360 million related to AIS. The total goodwill impairment charge in 2002 was $545 million pretax, $509 million after-tax, or $1.25 per diluted share.

Net income was $365 million or $0.88 per diluted share in 2003 versus a net loss of $640 million or $1.57 per diluted share in 2002 and a net loss of $755 million or $2.09 per diluted share in 2001. Excluding goodwill amortization, the net loss was $422 million or $1.17 per diluted share in 2001.

SEGMENT RESULTS

Reportable segments have been determined based upon product lines and include the following: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, Technical Services, Aircraft, and Other. In 2003, the Company began reporting its defense businesses in six segments. In addition, the Company’s Commercial Electronics businesses were reassigned to the new defense businesses. Also, the Company created an Other segment comprised of Flight Options LLC, Raytheon Airline Aviation Services LLC, and Raytheon Professional Services LLC. Also in 2003, the Company changed the way pension expense or income is reported in the Company’s segment results as described above in Consolidated Results of Operations. Information for all periods presented was restated to reflect these changes.

Net Sales
(In millions)	2003	2002	2001
Integrated Defense Systems	$2,864	$2,366	$2,265
Intelligence and Information Systems	2,045	1,887	1,736
Missile Systems	3,538	3,038	2,901
Network Centric Systems	2,809	3,091	2,865
Space and Airborne Systems	3,677	3,243	2,738
Technical Services	1,963	2,133	2,050
Aircraft	2,088	2,040	2,471
Other	573	210	207
Corporate and Eliminations	(1,448)	(1,248)	(1,216)

Total	$18,109	$16,760	$16,017

Operating Income

(In millions)	2003	2002	2001
Integrated Defense Systems	$331	$289	$238
Intelligence and Information Systems	194	180	139
Missile Systems	424	373	257
Network Centric Systems	19	278	246
Space and Airborne Systems	492	428	339
Technical Services	107	116	123
Aircraft	2	(39)	(77)
Other	(34)	(12)	(758)
FAS/CAS Pension Adjustment	(109)	210	386
Corporate and Eliminations	(110)	(40)	(127)

Total	$1,316	$1,783	$766

Operating Margin

	2003	2002	2001
Integrated Defense Systems	11.6%	12.2%	10.5%
Intelligence and Information Systems	9.5	9.5	8.0
Missile Systems	12.0	12.3	8.9
Network Centric Systems	0.7	9.0	8.6
Space and Airborne Systems	13.4	13.2	12.4
Technical Services	5.5	5.4	6.0
Aircraft	0.1	(1.9)	(3.1)
Other	(5.9)	(5.7)	(366.2)
FAS/CAS Pension Adjustment
Corporate and Eliminations

Total	7.3%	10.6%	4.8%

Integrated Defense Systems (IDS) provides mission systems integration for the air, surface, and subsurface battlespace. IDS had 2003 sales of $2.9 billion versus $2.4 billion in 2002 and $2.3 billion in 2001. The increase in sales in 2003 was due to continued growth on DD(X), the Navy’s future destroyer program, as well as strong missile defense sales. The increase in sales in 2002 was due to higher missile defense volume. Operating income was $331 million in 2003 versus $289 million in 2002 and $238 million in 2001. Excluding goodwill amortization, operating income was $256 million in 2001 or 11.3 percent of net sales. The decrease in operating margin in 2003 was due to lower volume on higher margin international programs.

Intelligence and Information Systems (IIS) provides signal and image processing, geospatial intelligence, airborne and spaceborne command and control, ground engineering support, weather and environmental management, and information technology. IIS had 2003 sales of $2.0 billion versus $1.9 billion in 2002 and $1.7 billion in 2001. The increase in sales in 2003 and 2002 was due to strong growth in classified programs, as well as the start-up of the NPOESS (National Polar-orbiting Operational Environmental Satellite Systems) program. Operating income was $194 million in 2003 versus $180 million in 2002 and $139 million in 2001. Excluding goodwill amortization, operating income was $179 million in 2001 or 10.3 percent of net sales.

Missile Systems (MS) provides air-to-air, precision strike, surface Navy air defense, and land combat missiles, guided projectiles, kinetic kill vehicles, and directed energy weapons. MS had 2003 sales of $3.5 billion versus $3.0 billion in 2002 and $2.9 billion in 2001. The increase in sales in 2003 was due to the Tomahawk remanufacture program reaching full rate production and several production programs transitioning from engineering development to low rate initial production including Air Intercept Missile (AIM-9X), Evolved Sea Sparrow Missile (ESSM), and Tactical Tomahawk. Sales also increased on several missile defense programs in order to meet accelerated deployment. The increase in sales in 2002 was due to the ramp up on the Exo-Atmospheric Kill Vehicle program and the transition of the ESSM program to full rate production. Operating income was $424 million in 2003 versus $373 million in 2002 and $257 million in 2001. Excluding goodwill amortization, operating income was $356 million in 2001 or 12.3 percent of net sales.

Network Centric Systems (NCS) provides network centric solutions to integrate sensors, communications, and command and control to manage the battlespace. NCS had 2003 sales of $2.8 billion versus $3.1 billion in 2002 and $2.9 billion in 2001. Operating income was $19 million in 2003 versus $278 million in 2002 and $246 million in 2001. Excluding goodwill amortization, operating income was $313 million in 2001 or 10.9 percent of net sales. The decrease in sales and operating income in 2003 was due to charges affecting operating income totaling $237 million which also resulted in a $228 million reduction in sales. Performance deterioration in ten programs primarily within the Air Traffic Management Systems business and the Communications business resulted in a charge in the third quarter of 2003 of $147 million. There were a number of unfavorable events that occurred on these ten programs including unsuccessful resolution of technical issues, inability to achieve production rates and milestones, customer directed delays and reductions in scheduled deliveries, and unfavorable rulings and negotiations on contractual matters. In the first six months of 2003, the Company recorded a $50 million charge on two of these programs related to schedule and production delays. In addition to the ten programs, the Company recorded a charge of $40 million in the third quarter of 2003 resulting from negative developments on a few claims and other performance issues in other parts of the business.

Space and Airborne Systems (SAS) provides electro-optical/ infrared sensors, airborne radars, solid state high energy lasers, precision guidance systems, electronic warfare systems, and space-qualified systems for civil and military applications. SAS had 2003 sales of $3.7 billion versus $3.2 billion in 2002 and $2.7 billion in 2001. The increase in sales in 2003 was due to higher sales on classified and Airborne Radar programs for the Air Force such as Multi-platform Radar Technology Insertion Program, B-2 Radar Modernization Program, F-15 Korea, and increased production of the F/A-22 Radar. Operating income was $492 million in 2003 versus $428 million in 2002 and $339 million in 2001. Excluding goodwill amortization, operating income was $416 million in 2001 or 15.2 percent of net sales.

Technical Services (TS) provides technical, scientific, and professional services for defense, federal, and commercial customers worldwide. TS had 2003 sales of $2.0 billion versus $2.1 billion in 2002 and 2001. The decrease in sales in 2003 was due to the loss of several key programs. Operating income was $107 million in 2003 versus $116 million in 2002 and $123 million in 2001. Excluding goodwill amortization, operating income was $148 million in 2001 or 7.2 percent of net sales. The decrease in operating income in 2003 was primarily due to write-offs of $39 million related to an unfavorable change in scope on a long-term contract of $22 million and a provision for the collectibility of certain unbilled costs of $17 million. Included in operating income for 2002 was a $28 million write-off of contract costs that the Company determined to be unbillable. The decrease was offset by a similarly sized reserve at corporate established by the Company in the second half of 2001 to address the issue.

Raytheon Aircraft Company (RAC) designs, manufactures, markets, and provides after-market support for business jets, turbo-props, and piston-powered aircraft for the world’s commercial, fractional ownership, and military aircraft markets. RAC had 2003 sales of $2.1 billion versus $2.0 billion in 2002 and $2.5 billion in 2001. The decrease in sales in 2002 was due to lower aircraft deliveries, the divestiture of a majority interest in the Company’s aviation support business in June 2001, and the divestiture of a majority interest in the Company’s aircraft fractional ownership business in March 2002. Operating income was $2 million in 2003 versus an operating loss of $39 million in 2002 and $77 million in 2001. Excluding goodwill amortization, RAC had an operating loss of $69 million in 2001 or (2.8) percent of net sales.

The increase in operating income in 2003 was due to higher productivity and cost saving initiatives implemented over the last year. Included in 2003 operating income was a $46 million favorable profit adjustment on the Joint Primary Aircraft Training System (JPATS) program partially offset by a $22 million charge on the Premier program reflecting cost estimate increases. Included in 2002 operating income was a $26 million favorable profit adjustment on the JPATS program. The Company has made a significant investment in its Premier aircraft, the realization of which is contingent upon future sales at forecasted prices and reductions in production costs on future deliveries. The Company continues to monitor the development costs and certification and delivery schedule of the Horizon aircraft with anticipated certification in the third quarter of 2004 and first delivery by year-end 2004. The Company continues to believe there is risk in the market outlook for both new and used aircraft.

The Other segment, which is comprised of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC (RAAS), and Raytheon Professional Services LLC (RPS) had 2003 sales of $573 million versus $210 million in 2002 and $207 million in 2001. FO offers services in the aircraft fractional ownership industry. RAAS is a unit formed to manage the Company’s commuter aircraft business and Starship aircraft portfolio. RPS works with customers to design and execute learning solutions. The increase in sales was due to the consolidation of FO in June 2003 as described below in Major Affiliated Entities. The Other segment had an operating loss of $34 million in 2003 versus $12 million in 2002 and $758 million in 2001. The loss in 2003 included a $32 million operating loss at RAAS due, in part, to an increase in a loan reserve on one major customer.

Included in the 2001 results was a charge of $693 million related to the commuter aircraft business. This was a result of continued weakness in the commuter aircraft market and the impact of the events of September 11, 2001 on the commuter airline industry. During the first half of 2001, the Company experienced a significant decrease in the volume of used commuter aircraft sales. An evaluation of commuter aircraft market conditions and the events of September 11, 2001 indicated the market weakness would continue into the foreseeable future. As a result, the Company completed an analysis of the estimated fair value of the various models of commuter aircraft and reduced the book value of commuter aircraft inventory and equipment leased to others accordingly. In addition, the Company adjusted the book value of notes receivable and established a reserve for off balance sheet receivables where there was recourse to the Company based on the Company’s estimate of exposures on customer financed assets due to defaults, refinancing, and remarketing of these aircraft. Immediately prior to the charge, the Company had exposure on approximately $1,600 million of commuter-related assets consisting of 511 aircraft including financing receivables, inventory, and leases. At December 31, 2003 and 2002, the Company’s exposure on commuter-related assets was approximately $650 million consisting of 349 aircraft and approximately $800 million consisting of 433 aircraft, respectively. Commuter aircraft customers are generally thinly capitalized companies that are dependant on the commuter aircraft industry. A downturn in this industry could have a material adverse effect on these customers and the Company.

The Company also recorded a $52 million charge related to a fleet of Starship aircraft in 2001. During the first three quarters of 2001, the Company had not sold any of these aircraft and recorded a charge to reduce the value of the aircraft to their estimated fair value.

In 2002, the Company bought back the remaining off balance sheet receivables, described below in Financial Condition and Liquidity. In connection with the buyback of the off balance sheet receivables, the Company recorded the long-term receivables at estimated fair value, which included an assessment of the value of the underlying aircraft. As a result of this assessment, the Company adjusted the value of certain underlying aircraft, including both commuter and Starship aircraft, some of which were written down to scrap value. There was no net income statement impact as a result of this activity.

Backlog at December 31

(In millions)	2003	2002	2001
Integrated Defense Systems	$6,526	$5,011	$4,400
Intelligence and Information Systems	3,899	3,540	3,052
Missile Systems	5,028	3,509	3,437
Network Centric Systems	3,259	2,853	3,208
Space and Airborne Systems	4,865	4,523	5,075
Technical Services	1,510	1,603	1,958
Aircraft	2,279	4,396	4,114
Other	176	231	361

Total	$27,542	$25,666	$25,605

Funded backlog included above	$17,532	$17,062	$17,057

U.S. government backlog included above	$21,353	$18,254	$16,943

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

Gross Bookings

(In millions)	2003	2002	2001
Integrated Defense Systems	$4,344	$2,987	$2,558
Intelligence and Information Systems	2,371	2,478	1,957
Missile Systems	5,117	3,110	3,236
Network Centric Systems	3,118	2,582	2,534
Space and Airborne Systems	3,619	2,372	2,471
Technical Services	1,398	1,339	1,250
Aircraft	2,207	2,953	2,783
Other	519	99	228

Total	$22,693	$17,920	$17,017

The increase in backlog in 2003 was due to strong bookings across the defense businesses, particularly several large contract awards at Integrated Defense Systems and Missile Systems. In 2003, the Company reduced its reported Aircraft backlog by $834 million related to an order received from Flight Options as a result of Flight Options being consolidated with the Company in the second quarter of 2003 as described below in Major Affiliated Entities. In addition, an Aircraft customer canceled its order for 50 Hawker Horizon aircraft resulting in an $895 million backlog reduction.

DISCONTINUED OPERATIONS

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). In May 2001, WGI filed for bankruptcy protection. As a result of the sale and the WGI bankruptcy, the Company was required to perform various contract and lease obligations in connection with a number of different projects under letters of credit, surety bonds, and guarantees (Support Agreements) that it had provided to project owners and other parties.

Among the projects involved were two construction projects, the Mystic Station facility in Everett and the Fore River facility in Weymouth (the “Massachusetts Projects”). Following WGI’s abandonment of these projects in 2001, the Company undertook construction efforts on these projects, subsequently delivered care, custody, and control of these projects to their owners, and, as of December 31, 2003, was continuing to perform work on these projects. On February 23, 2004, the Company closed on a settlement agreement with the project owners and other interested parties. The settlement included, among other things, a payment to the Company of approximately $30 million, the return to the Company of approximately $73 million in letters of credit the Company had provided to the project owners, and a release of various claims related to these projects. In addition, under the settlement, the Company remained responsible for all subcontractor and vendor claims prior to the settlement and the project owners assumed responsibility for all post-settlement obligations, including completing the construction of the projects, and all punch list and warranty obligations. The Company believes that the obligations retained on these projects are not material.

The Company recorded charges of $176 million in 2003, $796 million in 2002, and $814 million in 2001 related to the Massachusetts Projects. The charges resulted from delays, labor and material cost growth, productivity issues, equipment and subcontractor performance, schedule liquidated damages, inaccurate estimates of field engineered materials, and disputed changes.

In addition to the Massachusetts Projects, the Company has or had obligations under Support Agreements on a number of other projects. In several cases, the Company has entered into settlement agreements that resolve the Company’s obligations under the related Support Agreements. In connection with a number of other projects on which the Company has obligations under Support Agreements, the Company is continuing to undertake the final stages of work, which includes warranty obligations, commercial closeout, and claims resolution. In 2003, the Company recorded charges of $6 million primarily related to the settlement of warranty claims on one of these projects. In 2002 and 2001, the Company recorded charges of $53 million and $210 million, respectively, for various issues in connection with these projects, including but not limited to, punch list items, start-up costs, reliability testing, and turbine-related delays. Finally, there are projects with Support Agreements provided by the Company on which WGI is continuing to perform work, which could present risk to the Company if WGI fails to meet its obligations in connection with those projects.

In performing its obligations under the remaining Support Agreements, the Company has various risks and exposures, including delays, equipment and subcontractor performance, warranty closeout, various liquidated damages issues, collection of amounts due under contracts, and potential adverse claims resolution under various contracts and leases. In addition, the Company’s cost estimates for these obligations are heavily dependent upon third parties, including WGI, and their ability to perform construction management, cost estimating, and other tasks requiring industry expertise that the Company no longer possesses.

In 2003, the Company recorded charges of $49 million for legal, management, and other costs related to RE&C versus $38 million in 2002 and $30 million in 2001. In 2002 and 2001, the Company allocated $79 million and $18 million, respectively, of interest expense to RE&C based upon actual cash outflows since the date of disposition. Since the Massachusetts Projects were nearing completion, the Company did not allocate interest expense to RE&C in 2003. In addition, in 2001, the Company recorded a charge of $71 million to write off certain assets and liabilities as a result of the WGI bankruptcy filing.

In 2003, 2002, and 2001, the pretax loss from discontinued operations related to RE&C was $231 million, $966 million, and $1,143 million, respectively.

Net cash used in operating activities from discontinued operations related to RE&C was $513 million in 2003 versus $1,129 million in 2002 and $635 million in 2001. The Company expects its operating cash flow to be negatively affected by approximately $50 million to $75 million in 2004 which includes project completion, legal, and management costs related to RE&C. Further increases to project costs may increase the estimated operating cash outflow for RE&C in 2004.

In 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. There was no pretax gain or loss on the sale of AIS, however, due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $212 million, resulting in a $212 million after-tax loss on the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. At December 31, 2003, the balance of these retained assets was $45 million.

In 2003, the Company recorded charges related to AIS of $17 million related to cost growth on the BBJ program and $13 million as a result of continued difficulty the Company has been experiencing liquidating the BBJ-related assets. In 2002, the Company recorded charges of $66 million, which included a $23 million write-down of a BBJ-related aircraft owned by the Company, a $28 million charge for cost growth on one of the two BBJ aircraft not yet delivered, and a $10 million charge to write down other BBJ-related assets to the then estimated net realizable value, offset by a $13 million gain resulting from the finalization of the 1999 claim, described above. The write-down of the BBJ-related aircraft resulted from the Company’s decision to market this aircraft unfinished due to the environment of declining prices for BBJ-related aircraft at the time. The Company was previously marketing this aircraft as a customized executive BBJ.

In 2003 and 2002, the pretax loss from discontinued operations related to AIS was $30 million and $47 million, respectively. In 2001, pretax income from discontinued operations related to AIS was $5 million.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities in 2003 was $1,569 million versus $1,039 million in 2002 and $155 million in 2001. Net cash provided by operating activities from continuing operations was $2,102 million in 2003 versus $2,235 million in 2002 and $751 million in 2001. The increase in net cash provided by operating activities from continuing operations from 2001 was due to better working capital management at the defense businesses, better inventory management at Raytheon Aircraft, a $156 million tax refund received in 2002 as a result of the Job Creation and Worker Assistance Act of 2002, and $95 million received from the close-out of certain interest rate swaps, described below in Capital Structure and Resources. Although the Company will continue to focus on working capital management at the defense businesses, this level of improvement is not expected to continue into the foreseeable future. As the Company continues to convert portions of existing financial systems to a new integrated financial package, certain planned delays in billings to customers may occur during 2004, however, the Company does not expect these delays to negatively impact full year cash flow results.

Savings and investment plan activity includes certain items related to Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the statement of cash flows. In 2004, these items may be funded by the issuance of the Company’s common stock or through purchases of the Company’s common stock on the open market.

Net cash used in investing activities was $243 million in 2003 versus $719 million in 2002 and $47 million in 2001. The Company provides long-term financing to its aircraft customers. Origination of financing receivables was $402 million in 2003, $431 million in 2002, and $663 million in 2001. In 2003, the Company received proceeds of $279 million related to the sale of certain general aviation finance receivables, described below in Off Balance Sheet Financing Arrangements. The Company also maintained a program under which it sold general aviation and commuter aircraft long-term receivables under a receivables purchase facility through the end of 2002. Sale of financing receivables was $263 million in 2002 and $696 million in 2001. The Company bought out the receivables that remained in the facility in 2002 for $1,029 million, brought the related assets onto the Company’s books, and eliminated the associated $1.4 billion receivables purchase facility. Repurchase of financing receivables was $347 million in 2002 and $329 million in 2001.

Capital expenditures were $428 million in 2003, $458 million in 2002, and $461 million in 2001. Capital expenditures in 2004 are expected to approximate $475 million. In 1998, the Company entered into a $490 million property sale and five-year operating lease (synthetic lease) facility under which property, plant, and equipment was sold and leased back to the Company. In 2003, the lease facility expired and the Company bought back the assets remaining in the lease facility for $125 million. Proceeds from sales of property, plant, and equipment were $25 million in 2003, $11 million in 2002, and $9 million in 2001. Capitalized expenditures for internal use software were $98 million in 2003, $138 million in 2002, and $149 million in 2001. Capitalized expenditures for internal use software in 2004 are expected to approximate $160 million. In 2003, the Company paid $130 million related to the Space Imaging credit facility guarantee, described below in Major Affiliated Entities.

Proceeds from the sale of operating units and investments were $111 million in 2003 versus $1,166 million in 2002 and $266 million in 2001. In 2003, the Company sold the remaining interest in its former aviation support business for $97 million and other investments for $14 million. In 2002, the Company sold its AIS business for $1,123 million, described above in Discontinued Operations, and an investment for $43 million, described below in Major Affiliated Entities. In 2001, the Company sold a majority interest in its aviation support business for $154 million, its recreational marine business for $100 million, and other investments for $12 million. Total sales and operating income related to the businesses divested in 2001 were $248 million and $13 million, respectively, in 2001.

Payments for purchases of acquired companies, net of cash received, were $60 million in 2003 versus $10 million in 2002. There were no acquisitions in 2001.

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

Net cash used in financing activities was $1,209 million in 2003 versus $990 million in 2002. Net cash provided by financing activities was $235 million in 2001. Dividends paid to stockholders were $331 million in 2003, $321 million in 2002, and $281 million in 2001. The quarterly dividend rate was $0.20 per share for each of the four quarters of 2003, 2002, and 2001.

CAPITAL STRUCTURE AND RESOURCES

Total debt was $7.4 billion at December 31, 2003 and $8.3 billion at December 31, 2002. Cash and cash equivalents were $661 million at December 31, 2003 and $544 million at December 31, 2002. The Company’s outstanding debt has interest rates ranging from 1.6% to 8.3% and matures at various dates through 2028. Total debt as a percentage of total capital was 44.7 percent and 48.3 percent at December 31, 2003 and 2002, respectively.

In 2003, the Company issued $425 million of long-term debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit. Also in 2003, the Company issued $500 million of fixed rate long-term debt and $200 million of floating rate notes and used the proceeds to partially fund the repurchase of long-term debt with a par value of $924 million. The Company has on file a shelf registration with the Securities and Exchange Commission registering the issuance of up to $3.0 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts, under which $1.3 billion remained outstanding at December 31, 2003.

In December 2003, the Company entered into various interest rate swaps that correspond to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. The $250 million notional value of the interest rate swaps effectively converted a portion of the Company’s total debt to variable rate debt.

In 2002, the Company issued $575 million of long-term debt to reduce the amounts outstanding under the Company’s lines of credit. Also in 2002, the Company repurchased debt with a par value of $96 million.

In 2001, the Company entered into various interest rate swaps that corresponded to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. In 2002, the Company closed out these interest rate swaps and received proceeds of $95 million which are being amortized over the remaining life of the debt as a reduction to interest expense. At December 31, 2003, the unamortized balance was $45 million. Also in 2001, the Company repurchased long-term debt with a par value of $1,375 million.

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, to be at least 2.5 times net interest expense for the prior four quarters. In July 2003, the covenant was amended to exclude pretax charges of $100 million related to RE&C and in October 2003, the covenant was further amended to exclude $226 million of pretax charges related to Network Centric Systems and Technical Services and $78 million of pretax charges related to RE&C. In July 2002, the covenant was amended to exclude charges of $450 million related to discontinued operations. In the third quarter of 2004, the interest coverage ratio will require EBITDA to be at least 3.0 times net interest expense for the prior four quarters. The Company was in compliance with the interest coverage ratio covenant, as amended, during 2003 and expects to continue to be in compliance throughout 2004.

Credit ratings for the Company were assigned by Fitch’s at F3 for short-term borrowing and BBB- for senior debt, by Moody’s at P-3 for short-term borrowing and Baa3 for senior debt, and by Standard and Poor’s at A-3 for short-term borrowing and BBB- for senior debt.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.7 billion at December 31, 2003, consisting of $1.4 billion which matures in November 2004 and $1.3 billion which matures in 2006. The lines of credit were $2.85 billion at December 31, 2002. There were no borrowings under the lines of credit at December 31, 2003, however, the Company had approximately $300 million of outstanding letters of credit which effectively reduced the Company’s borrowing capacity under the lines of credit to $2.4 billion. There were no borrowings under the lines of credit at December 31, 2002.

Credit lines with banks are also maintained by certain foreign subsidiaries to provide them with a limited amount of short-term liquidity. These lines of credit were $99 million and $79 million at December 31, 2003 and 2002, respectively. There was $1 million outstanding under these lines of credit at December 31, 2003 and 2002.

In May 2001, the Company issued 17,250,000, 8.25% equity security units for $50 per unit totaling $837 million, net of offering costs of $26 million. The net proceeds of the offering were used to reduce debt and for general corporate purposes. Each equity security unit consists of a contract to purchase shares of the Company’s common stock on May 15, 2004, which will result in cash proceeds to the Company of $863 million, and a mandatorily redeemable equity security, with a stated liquidation amount of $50 due on May 15, 2006, which will require a cash payment by the Company of $863 million. The contract obligates the holder to purchase, for $50, shares of common stock equal to the settlement rate. The settlement rate is equal to $50 divided by the average market value of the Company’s common stock at that time. The settlement rate cannot be greater than 1.8182 or less than 1.4903 shares of common stock per purchase contract. The terms of the equity security units required that the mandatorily redeemable equity securities be remarketed. On February 11, 2004, the mandatorily redeemable equity securities were remarketed and the quarterly distribution rate was reset at 7%. The Company did not receive any proceeds from the remarketing. The proceeds were pledged to collateralize the holders’ obligations under the contract to purchase the Company’s common stock on May 15, 2004.

In May 2001, the Company issued 14,375,000 shares of common stock for $27.50 per share. In October 2001, the Company issued 31,578,900 shares of common stock for $33.25 per share. The proceeds of the offerings were $1,388 million, net of $56 million of offering costs, and were used to reduce debt and for general corporate purposes.

The Company’s need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. Cash and cash equivalents, cash flow from operations, proceeds from divestitures, and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure, and debt service requirements during the next twelve months and for the foreseeable future.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

In 2003, the Company sold $337 million of general aviation finance receivables to a qualifying special purpose entity which in turn issued beneficial interests in these receivables to a commercial paper conduit, received proceeds of $279 million, retained a subordinated interest in and servicing rights to the receivables, and recognized a gain of $2 million. The sale was non-recourse to the Company, and effectively reduced the Company’s exposure to general aviation market risk for receivables by approximately 25 percent.

MAJOR AFFILIATED ENTITIES

In 2002, the Company formed a joint venture, Flight Options LLC (FO), whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. In June 2003, the Company participated in a financial recapi-talization of FO. As a result of this recapitalization, the Company now owns approximately 66 percent of FO and is consolidating FO’s results in its financial statements. Prior to the financial recapitalization, 100 percent of FO’s $20 million of losses were recorded in other expense in the first six months of 2003 since the Company had been meeting all of FO’s financing requirements. The consolidation of FO did not have a significant effect on the Company’s financial position or results of operations, although the Company’s reported revenue, operating income, and other expense changed as a result of the consolidation of FO’s results. FO’s customers, in certain instances, have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was approximately $575 million at December 31, 2003.

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

Investments, which are included in other assets, consisted of the following at December 31:

(In millions)	2003 Ownership %	2003	2002
Equity method investments:
Thales-Raytheon Systems Co. Ltd.	50.0	$78	$59
HRL Laboratories, LLC	33.3	30	29
Indra ATM S.L.	49.0	12	12
TelASIC Communications	23.5	7	2
Hughes Arabia Limited	49.0	1	13
Raytheon Aerospace	—	—	5
Other	n/a	8	—

		136	120
Other investments:
Alliance Laundry Systems		—	19
Other		10	15

		10	34

Total		$146	$154

In 2003, the Company sold the remaining interest in its former aviation support business (Raytheon Aerospace) for $97 million and recorded a gain of $82 million. The Company had sold a majority interest in Raytheon Aerospace in 2001 for $154 million in cash and retained $47 million in trade receivables and $66 million in preferred and common equity in the business. The $66 million represented a 26 percent ownership interest and was recorded at zero because the new entity was highly leveraged.

In 2003, the Company sold its investment in Alliance Laundry Systems for $15 million and recorded a loss of $4 million. The Company had sold its commercial laundry business unit to Alliance in 1998 for $315 million in cash and $19 million in securities.

In 2001, the Company formed a joint venture, Thales-Raytheon Systems (TRS), that has two major operating subsidiaries, one of which the Company controls and consolidates. TRS is a system of systems integrator and provides fully customized solutions through the integration of command and control centers, radars, and communication networks. HRL Laboratories is a scientific research facility whose staff engages in the areas of space and defense technologies. Indra develops flight data processors for air traffic control automation systems. TelASIC Communications delivers high performance, cost-effective radio frequency (RF), analog mixed signal, and digital solutions for both the commercial and defense electronics markets. Hughes Arabia Limited was formed in connection with the award of the Peace Shield program and offers certain tax advantages to the Company.

In addition, the Company has entered into joint ventures formed specifically to facilitate a teaming arrangement between two contractors for the benefit of the customer, generally the U.S. government, whereby the Company receives a subcontract from the joint venture in the joint venture’s capacity as prime contractor. Accordingly, the Company records the work it performs for the joint venture as operating activity.

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

In 2002, the Company received service of a grand jury subpoena issued by the United States District Court for the Central District of California. The subpoena seeks documents related to the activities of an international sales representative engaged by the Company related to a foreign military sales contract in Korea in the late 1990s. The Company has cooperated fully in the investigation including producing documents in response to the subpoena. The Company has in place appropriate compliance policies and procedures, and believes its conduct has been consistent with those policies and procedures.

The Company continues to cooperate with the staff of the Securities and Exchange Commission (SEC) on a formal investigation related to the Company’s accounting practices primarily related to the commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft. The Company has been providing documents and information to the SEC staff. In addition, certain present and former officers and employees of the Company have provided testimony in connection with this investigation. The Company is unable to predict the outcome of the investigation or any action that the SEC might take.

In late 1999, the Company and two of its officers were named as defendants in several class action lawsuits which were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants (the “Consolidated Complaint”). The Consolidated Complaint principally alleges that the defendants violated federal securities laws by making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the purported class period. In March 2000, the court certified the class of plaintiffs as those people who purchased the Company’s stock between October 7, 1998 and October 12, 1999. In August 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. In March 2003, the plaintiff filed an amendment to the Consolidated Complaint which sought to add the Company’s independent auditor as an additional defendant. In May 2003, the court issued an order dismissing one of the two claims that had been asserted against the Company’s independent auditor. In February 2004, the Company and the individual defendants filed a motion for summary judgment, which the plaintiff opposes. A hearing on the summary judgment motion is scheduled for April 2004. The Court has scheduled a trial to begin in May 2004. The Company’s independent auditor has also filed a motion for summary judgment which the plaintiff opposes.

In 1999 and 2000, the Company was named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits. The derivative complaints contain allegations similar to those included in the Consolidated Complaint and further allege that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. In December 2001, the Company and the individual defendants filed a motion to dismiss one of the derivative lawsuits. These actions have since been consolidated, and the plaintiffs have filed a consolidated amended complaint. In April 2003, the defendants filed a motion to dismiss the consolidated amended complaint.

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

In July 2001, the Company was named as a nominal defendant and all of its directors at the time have been named as defendants in two identical purported derivative lawsuits. These lawsuits were consolidated into one action (the “Consolidated Amended Derivative Complaint”) in January 2004 and contain allegations similar to those included in the WGI Complaint and further allege that the individual defendants breached fiduciary duties to the Company and failed to maintain systems necessary for prudent management and control of the Company’s operations. The defendants filed a motion to dismiss the Consolidated Amended Derivative Complaint in March 2004.

Also in July 2001, the Company was named as a nominal defendant and members of its Board of Directors and several current and former officers have been named as defendants in another purported shareholder derivative action, which contains allegations similar to those included in the WGI Complaint and further alleges that the individual defendants breached fiduciary duties to the Company and failed to maintain systems necessary for prudent management and control of the Company’s operations. In June 2002, the defendants filed a motion to dismiss the complaint. In September 2002, the plaintiff agreed to voluntarily dismiss this action without prejudice so that it can be re-filed in another jurisdiction.

In May 2003, two purported class action lawsuits were filed on behalf of participants in the Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both lawsuits are substantially similar and have been consolidated into a single action. The complaints allege that the Company and certain members of the Company’s Investment Committee breached ERISA fiduciary and co-fiduciary duties by allegedly failing to (1) disseminate necessary information regarding the savings and investment plans’ investment in the Company’s stock, (2) diversify the savings and investment plans’ assets away from the Company’s stock, (3) monitor investment alternatives to the Company’s stock, and (4) avoid conflicts of interest.

Although the Company believes that it and the other defendants have meritorious defenses to each and all of the aforementioned class action and derivative complaints and intends to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $119 million. Discounted at 8.5 percent, the Company estimates the liability to be $72 million before U.S. government recovery and had this amount accrued at December 31, 2003. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $47 million at December 31, 2003 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations. Approximately $1,316 million, $890 million, and $389 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at December 31, 2003, respectively and $1,614 million, $1,227 million, and $458 million were outstanding at December 31, 2002, respectively. These instruments expire on various dates through 2007. At December 31, 2003, the amount of guarantees, letters of credit, and surety bonds, for which there were stated values, that remained outstanding was $90 million, $146 million, and $283 million, respectively, related to discontinued operations and are included in the numbers above. Additional guarantees of project performance for which there is no stated value also remain outstanding.

In 1997, the Company provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank debt through 2015 related to the Brazilian government’s System for the Vigilance of the Amazon (SIVAM) program.

The following is a schedule of the Company’s contractual obligations outstanding (excluding working capital items) at December 31, 2003:

(In millions)	Total	Less than 1 Year	1–3 years	4–5 years	After 5 years
Debt	$6,564	$15	$1,208	$1,709	$3,632
Subordinated notes payable	863	—	863	—	—
Interest payments	7,031	395	740	592	5,304
Operating leases	1,477	294	507	349	327
IT outsourcing	392	68	131	128	65
Equity security unit distributions	156	65	91	—	—
Pension contributions	635	320	315	—	—

Total	$17,118	$1,157	$3,855	$2,778	$9,328

Interest payments include interest on debt that is redeemable at the option of the Company.

The Company currently estimates that pension plan cash contributions will be approximately $320 million in 2004 and $315 million in 2005. These estimates are based upon certain assumptions, outlined above in Critical Accounting Policies, and contemplate passage of the Pension Funding Equity Act, which will provide a certain amount of pension funding relief to the Company. The estimate for 2005 is subject to change and will not be known with certainty until the Company’s SFAS No. 87 assumptions are updated at the end of 2004. Estimates for 2006 and beyond have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s SFAS No. 87 assumptions can be updated at the appropriate times. In addition, pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government, therefore, the amounts noted above are not necessarily indicative of the impact these contributions will have on the Company’s liquidity.

At December 31, 2003, RAC had unconditional purchase obligations of $29 million primarily related to component parts for the Horizon aircraft with varying purchase quantities for up to 200 aircraft. In addition, the Company’s defense businesses may enter into purchase commitments which can generally be recovered through the pricing of products and services to the U.S. government. These unconditional purchase obligations are not included in the table above.

ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). FIN 46 addresses the consolidation of certain variable interest entities (VIEs) and may be applied prospectively with a cumulative effect adjustment or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R). FIN 46R significantly narrowed the original scope of FIN 46 by excluding entities possessing certain characteristics, among other things. FIN 46R deferred the effective date of FIN 46 for interests held in VIEs created before February 1, 2003, except for special purpose entities as defined by FIN 46R, until the end of the first interim period ending after March 15, 2004. The adoption of FIN 46R is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. Information about foreign plans is required by this accounting standard for fiscal years ending after June 15, 2004, including additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

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

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at December 31, 2003 and 2002, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was less than $1 million after-tax for both years. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	December 31:
(In millions except share amounts)	2003	2002
Assets
Current assets
Cash and cash equivalents	$661	$544
Accounts receivable, less allowance for doubtful accounts of $35 in 2003 and $73 in 2002	485	675
Contracts in process	2,762	3,016
Inventories	1,998	2,032
Deferred federal and foreign income taxes	466	601
Prepaid expenses and other current assets	154	247
Assets from discontinued operations	59	75

Total current assets	6,585	7,190
Property, plant, and equipment, net	2,711	2,396
Deferred federal and foreign income taxes	337	281
Prepaid retiree benefits	703	676
Goodwill	11,479	11,170
Other assets, net	1,853	2,233

Total assets	$23,668	$23,946

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$15	$1,153
Advance payments, less contracts in process of $1,071 in 2003 and $1,688 in 2002	1,038	819
Accounts payable	833	776
Accrued salaries and wages	767	710
Other accrued expenses	1,153	1,316
Liabilities from discontinued operations	43	333

Total current liabilities	3,849	5,107
Accrued retiree benefits and other long-term liabilities	3,281	2,831
Long-term debt	6,517	6,280
Subordinated notes payable	859	858
Commitments and contingencies (note M)
Stockholders’ equity
Preferred stock, par value $0.01 per share, 200,000,000 shares authorized, none outstanding in 2003 and 2002
Common stock, par value $0.01 per share, 1,450,000,000 shares authorized, 418,136,000 and 408,209,000 shares outstanding in 2003 and 2002, respectively, after deducting 168,000 and 97,000 treasury shares in 2003 and 2002, respectively	4	4
Additional paid-in capital	8,421	8,146
Accumulated other comprehensive income	(2,194)	(2,180)
Treasury stock, at cost	(6)	(4)
Retained earnings	2,937	2,904

Total stockholders’ equity	9,162	8,870

Total liabilities and stockholders’ equity	$23,668	$23,946

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31:
(In millions except per share amounts)	2003	2002	2001
Net sales	$18,109	$16,760	$16,017

Cost of sales	15,000	13,358	13,664
Administrative and selling expenses	1,306	1,170	1,131
Research and development expenses	487	449	456

Total operating expenses	16,793	14,977	15,251

Operating income	1,316	1,783	766

Interest expense	537	497	696
Interest income	(50)	(27)	(36)
Other expense, net	67	237	6

Non-operating expense, net	554	707	666

Income from continuing operations before taxes	762	1,076	100
Federal and foreign income taxes	227	320	98

Income from continuing operations	535	756	2
Loss from discontinued operations, net of tax	(170)	(887)	(757)

Income (loss) before accounting change	365	(131)	(755)
Cumulative effect of change in accounting principle, net of tax	—	(509)	—

Net income (loss)	$365	$(640)	$(755)

Earnings per share from continuing operations
Basic	$1.30	$1.88	$0.01
Diluted	1.29	1.85	0.01

Earnings (loss) per share
Basic	$0.88	$(1.59)	$(2.12)
Diluted	0.88	(1.57)	(2.09)

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002, and 2001 (In millions except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Compre- hensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2000	$3	$6,477	$(106)	$(382)	$4,914	$10,906

Net loss					(755)	(755)
Other comprehensive income
Minimum pension liability			(100)			(100)
Foreign exchange translation			(4)			(4)
Unrealized losses on interest-only strips			(2)			(2)

Comprehensive income						(861)

Dividends declared–$0.80 per share					(292)	(292)
Issuance of common stock	1	1,369				1,370
Common stock plan activity		36				36
Trust preferred security distributions		(6)				(6)
Treasury stock activity		(153)		381		228

Balance at December 31, 2001	4	7,723	(212)	(1)	3,867	11,381

Net loss					(640)	(640)
Other comprehensive income
Minimum pension liability			(2,002)			(2,002)
Interest rate lock			(2)			(2)
Foreign exchange translation			31			31
Cash flow hedges			5			5

Comprehensive income						(2,608)

Dividends declared–$0.80 per share					(323)	(323)
Issuance of common stock		328				328
Common stock plan activity		106				106
Trust preferred security distributions		(11)				(11)
Treasury stock activity				(3)		(3)

Balance at December 31, 2002	4	8,146	(2,180)	(4)	2,904	8,870

Net income					365	365
Other comprehensive income
Minimum pension liability			(118)			(118)
Foreign exchange translation			82			82
Cash flow hedges			19			19
Unrealized gains on residual interest securities			2			2
Interest rate lock			1			1

Comprehensive income						351

Dividends declared–$0.80 per share					(332)	(332)
Issuance of common stock		264				264
Common stock plan activity		22				22
Trust preferred security distributions		(11)				(11)
Treasury stock activity				(2)		(2)

Balance at December 31, 2003	$4	$8,421	$(2,194)	$(6)	$2,937	$9,162

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31:
(In millions)	2003	2002	2001
Cash flows from operating activities
Income from continuing operations	$535	$756	$2
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	393	364	677
Deferred federal and foreign income taxes	94	264	7
Net gain on sales of operating units and investments	(82)	(4)	(74)
Savings and investment plan activity	190	181	193
Decrease (increase) in accounts receivable	193	(20)	(20)
Decrease in contracts in process	285	152	528
Decrease (increase) in inventories	110	10	(288)
Decrease (increase) in prepaid expenses and other current assets	78	124	(74)
Increase (decrease) in advance payments	136	(52)	(268)
Increase (decrease) in accounts payable	26	(105)	(109)
Increase in accrued salaries and wages	60	137	57
(Decrease) increase in other accrued expenses	(163)	223	251
Other adjustments, net	247	205	(131)

Net cash provided by operating activities from continuing operations	2,102	2,235	751
Net cash used in operating activities from discontinued operations	(533)	(1,196)	(596)

Net cash provided by operating activities	1,569	1,039	155

Cash flows from investing activities
Origination of financing receivables	(402)	(431)	(663)
Sale of financing receivables	279	263	696
Repurchase of financing receivables	—	(347)	(329)
Collection of financing receivables not sold	588	156	121
Buy-out of off balance sheet receivables facility	—	(1,029)	—
Expenditures for property, plant, and equipment	(428)	(458)	(461)
Synthetic lease maturity payment	(125)	—	—
Proceeds from sales of property, plant, and equipment	25	11	9
Capitalized expenditures for internal use software	(98)	(138)	(149)
Increase in other assets	(3)	(36)	(6)
Space Imaging debt guarantee payment	(130)	—	—
Proceeds from sales of operating units and investments	111	1,166	266
Payment for purchases of acquired companies, net of cash received	(60)	(10)	—
Hughes Defense settlement	—	134	500

Net cash used in investing activities from continuing operations	(243)	(719)	(16)
Net cash used in investing activities from discontinued operations	—	—	(31)

Net cash used in investing activities	(243)	(719)	(47)

Cash flows from financing activities
Dividends	(331)	(321)	(281)
(Decrease) increase in short-term debt and other notes	—	(163)	140
Issuance of long-term debt, net of offering costs	1,113	566	—
Repayments of long-term debt	(2,078)	(1,294)	(1,910)
Issuance of equity security units	—	—	837
Issuance of common stock	74	147	1,426
Proceeds under common stock plans	13	75	25

Net cash (used in) provided by financing activities from continuing operations	(1,209)	(990)	237

Net cash used in financing activities from discontinued operations	—	—	(2)

Net cash (used in) provided by financing activities	(1,209)	(990)	235
Net increase (decrease) in cash and cash equivalents	117	(670)	343
Cash and cash equivalents at beginning of year	544	1,214	871

Cash and cash equivalents at end of year	$661	$544	$1,214

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Raytheon Company (the “Company”) and all wholly-owned and majority-owned domestic and foreign subsidiaries (except for RC Trust I, as described in Note J, Equity Security Units). All material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

REVENUE RECOGNITION Sales under long-term government contracts are recorded under the percentage of completion method. Incurred costs and estimated gross margins are recorded as sales as work is performed based on the percentage that incurred costs bear to estimated total costs utilizing the Company’s estimates of costs and contract value. Cost estimates include direct and indirect costs such as labor, materials, warranty, and overhead. Some contracts contain incentive provisions based upon performance in relation to established targets, which are included at estimated realizable value. Contract change orders and claims are included when they can be reliably estimated and realization is probable. Since many contracts extend over a long period of time, revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

Revenue from aircraft sales are recognized at the time of physical delivery of the aircraft. Revenue from certain qualifying non-cancelable aircraft lease contracts are accounted for as sales-type leases. The present value of all payments, net of executory costs, are recorded as revenue, and the related costs of the aircraft are charged to cost of sales. Associated interest, using the interest method, is recorded over the term of the lease agreements. All other leases for aircraft are accounted for under the operating method wherein revenue is recorded as earned over the rental period. Service revenue is recognized ratably over contractual periods or as services are performed.

PRODUCT WARRANTY Costs incurred under warranty provisions performed under long-term contracts are accounted for as contract costs as the work is performed. The estimation of these costs is an integral part of the determination of the pricing of the Company’s products and services.

Warranty provisions related to aircraft sales are determined based upon an estimate of costs that may be incurred under warranty and other post-sales support programs. Activity related to aircraft warranty provisions was as follows:

(In millions)
Balance at December 31, 2001	$19
Accruals for aircraft deliveries in 2002	25
Accruals related to prior year aircraft deliveries	10
Warranty services provided in 2002	(27)

Balance at December 31, 2002	27
Accruals for aircraft deliveries in 2003	27
Accruals related to prior year aircraft deliveries	8
Warranty services provided in 2003	(23)

Balance at December 31, 2003	$39

LOT ACCOUNTING The Company uses lot accounting for new commercial aircraft introductions at Raytheon Aircraft. Lot accounting involves selecting an initial lot size at the time a new aircraft begins to be delivered and measuring an average cost over the entire lot for each aircraft sold. The costs attributed to aircraft delivered are based on the estimated average cost of all aircraft in the lot and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs from cost reduction initiatives and as tasks and production techniques become more efficient through repetition. Costs incurred on in-process and delivered aircraft in excess of the estimated average cost were included in inventories and totaled $84 million and $110 million at December 31, 2003 and 2002, respectively. Once production costs stabilize, which is expected by the time the initial lot has been completed, the use of lot accounting is discontinued. The Company determines lot size based on several factors, including the size of firm backlog, the expected annual production on the aircraft, and experience on similar new aircraft. The size of the initial lot for the Beechcraft Premier I, the only aircraft for which the Company is currently utilizing lot accounting for, is 200 units.

RESEARCH AND DEVELOPMENT EXPENSES Expenditures for company-sponsored research and development projects are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed.

FEDERAL AND FOREIGN INCOME TAXES The Company and its domestic subsidiaries provide for federal income taxes on pretax accounting income at rates in effect under existing tax law. Foreign subsidiaries have recorded provisions for income taxes at applicable foreign tax rates in a similar manner.

CASH AND CASH EQUIVALENTS Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less.

ALLOWANCE FOR DOUBTFUL ACCOUNTS The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer credit-

worthiness, historical payment experience, the age of outstanding receivables, and collateral to the extent applicable. Activity related to the allowance for doubtful accounts was as follows:

(In millions)
Balance at December 31, 2000	$132
Provisions	2
Utilizations	(21)

Balance at December 31, 2001	113
Provisions	2
Utilizations	(42)

Balance at December 31, 2002	73
Provisions	1
Utilizations	(39)

Balance at December 31, 2003	$35

PREPAID EXPENSES AND OTHER CURRENT ASSETS Included in prepaid expenses and other current assets at December 31, 2002 was $56 million of cash received in 2002 that was restricted for payment in connection with the Company’s merger with the defense business of Hughes Electronics Corporation in December 1997. Also included at December 31, 2002 was $48 million of restricted cash from the sale of the Company’s corporate headquarters. This cash was used to fund the construction of the Company’s new corporate headquarters and the acquisition of three other properties. In June 2003, the restrictions related to the use of this cash expired, therefore, the remaining $10 million that had not yet been spent was reflected in the statement of cash flows as proceeds from sales of property, plant, and equipment in 2003.

CONTRACTS IN PROCESS Contracts in process are stated at cost plus estimated profit but not in excess of realizable value.

INVENTORIES Inventories are stated at cost (principally first-in, first-out or average cost), but not in excess of realizable value. A provision for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, and future sales expectations.

PROPERTY, PLANT, AND EQUIPMENT Property, plant, and equipment are stated at cost. Major improvements are capitalized while expenditures for maintenance, repairs, and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income. Gains and losses resulting from the sale of property, plant, and equipment at the defense businesses are included in overhead and reflected in the pricing of products and services to the U.S. government.

Provisions for depreciation are generally computed using a combination of accelerated and straight-line methods. Depreciation provisions are based on estimated useful lives as follows: buildings – 20 to 45 years, machinery and equipment – 3 to 10 years, and equipment leased to others – 5 to 10 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

IMPAIRMENT OF LONG-LIVED ASSETS Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any.

In 2002, the Company recorded a goodwill impairment charge of $360 million related to its former Aircraft Integration Systems business (AIS) as a cumulative effect of change in accounting principle. The fair value of AIS was determined based upon the proceeds received by the Company in connection with the sale, as described in Note B, Discontinued Operations. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with this impairment. Also in 2002, the Company completed the transitional review for potential goodwill impairment in accordance with SFAS No. 142 and recorded a goodwill impairment charge of $185 million pretax or $149 million after-tax, which represented all of the goodwill at Raytheon Aircraft, as a cumulative effect of change in accounting principle. The fair value of Raytheon Aircraft was determined using a discounted cash flow approach. The total goodwill impairment charge in 2002 was $545 million pretax, $509 million after-tax, or $1.25 per diluted share. The Company performs the annual impairment test in the fourth quarter of each year. There was no goodwill impairment associated with the annual impairment test performed in the fourth quarter of 2003 and 2002.

The amount of goodwill by segment at December 31, 2003 was $751 million for Integrated Defense Systems, $1,349 million for Intelligence and Information Systems, $3,438 million for Missile Systems, $2,306 million for Network Centric Systems, $2,639 million for Space and Airborne Systems, $868 million for Technical Services, and $128 million for Other. Information about additions to goodwill in 2003 is included in Note C, Acquisitions and Divestitures and Note H, Other Assets.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The following adjusts reported income from continuing operations and basic and diluted earnings per share (EPS) from continuing operations to exclude goodwill amortization:

(In millions except per share amounts)	2001
Reported income from continuing operations	$2
Goodwill amortization, net of tax	305

Adjusted income from continuing operations	$307

Reported basic EPS from continuing operations	$0.01
Goodwill amortization, net of tax	0.86

Adjusted basic EPS from continuing operations	$0.87

Reported diluted EPS from continuing operations	$0.01
Goodwill amortization, net of tax	0.84

Adjusted diluted EPS from continuing operations	$0.85

The following adjusts reported net loss and basic and diluted loss per share to exclude goodwill amortization:

(In millions except per share amounts)	2001
Reported net loss	$(755)
Goodwill amortization, net of tax	333

Adjusted net loss	$(422)

Reported basic loss per share	$(2.12)
Goodwill amortization, net of tax	0.94

Adjusted basic loss per share	$(1.18)

Reported diluted loss per share	$(2.09)
Goodwill amortization, net of tax	0.92

Adjusted diluted loss per share	$(1.17)

Intangible assets subject to amortization consisted primarily of drawings and intellectual property totaling $59 million (net of $38 million of accumulated amortization) at December 31, 2003 and $27 million (net of $30 million of accumulated amortization) at December 31, 2002. Amortization expense is expected to approximate $11 million for each of the next five years.

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

COMPUTER SOFTWARE Internal use computer software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life, generally 10 years.

INVESTMENTS Investments, which are included in other assets, include equity ownership of 20 percent to 50 percent in unconsolidated affiliates and of less than 20 percent in other companies. Investments in unconsolidated affiliates are accounted for under the equity method. Investments in other companies with readily determinable market prices are stated at estimated fair value with unrealized gains and losses included in other comprehensive income. Other investments are stated at cost.

COMPREHENSIVE INCOME Comprehensive income and its components are presented in the statement of stockholders’ equity.

Accumulated other comprehensive income consisted of the following at December 31:

(In millions)	2003	2002
Minimum pension liability	$(2,240)	$(2,122)
Unrealized losses on interest-only strips	(2)	(2)
Interest rate lock	(1)	(2)
Foreign exchange translation	24	(58)
Cash flow hedges	24	5
Unrealized gains (losses) on investments	1	(1)

Total	$(2,194)	$(2,180)

The minimum pension liability adjustment is shown net of tax benefits of $1,195 million and $1,132 million at December 31, 2003 and 2002, respectively. The unrealized losses on interest-only strips are shown net of tax benefits of $1 million at December 31, 2003 and 2002. The interest rate lock is shown net of tax benefits of $1 million at December 31, 2003 and 2002. The cash flow hedges are shown net of tax liabilities of $13 million and $3 million at December 31, 2003 and 2002, respectively.

TRANSLATION OF FOREIGN CURRENCIES Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive income in stockholders’ equity. Deferred taxes are not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings are considered to be permanently invested. Income and expenses in foreign currencies are translated at the weighted-average exchange rate during the period. Foreign exchange transaction gains and losses in 2003, 2002, and 2001 were not material.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS The estimated fair value of certain financial instruments, including cash, cash equivalents, and short-term debt approximates the carrying value due to their short maturities and varying interest rates. The estimated fair value of notes receivable approximates the carrying value based principally on the underlying interest rates and terms, maturities, collateral, and credit status of the receivables. The estimated fair value of investments, other than those accounted for under the cost or equity method, are based on quoted market prices. The estimated fair value of long-term debt of approximately $7.0 billion at December 31, 2003 was based on quoted market prices.

Estimated fair values for financial instruments are based on pricing models using current market information. The amounts realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments.

EMPLOYEE STOCK PLANS Proceeds from the exercise of stock options under employee stock plans are credited to common stock at par value and the excess is credited to additional paid-in capital. The fair value at the date of award of restricted stock is credited to common stock at par value and the excess is credited to additional paid-in capital. The fair value is charged to income as compensation expense over the vesting period. Income tax benefits arising from employees’ premature disposition of stock option shares and exercise of nonqualified stock options are credited to additional paid-in capital.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans other than for restricted stock.

Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below:

(In millions except per share amounts)	2003	2002	2001
Reported net income (loss)	$365	$(640)	$(755)
Stock-based compensation expense included in reported net income (loss), net of tax	5	4	8
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(73)	(63)	(57)

Pro forma net income (loss)	$297	$(699)	$(804)

Reported basic earnings (loss) per share	$0.88	$(1.59)	$(2.12)
Reported diluted earnings (loss) per share	0.88	(1.57)	(2.09)

Pro forma basic earnings (loss) per share	$0.72	$(1.74)	$(2.25)
Pro forma diluted earnings (loss) per share	0.72	(1.71)	(2.23)

The weighted-average fair value of each stock option granted in 2003, 2002, and 2001 was estimated as $8.57, $13.46, and $9.25, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected life	4 years	4 years	4 years
Assumed annual dividend growth rate	—	—	1%
Expected volatility	40%	40%	40%
Assumed annual forfeiture rate	8%	12%	12%

The risk free interest rate (month-end yields on 4-year treasury strips equivalent zero coupon) ranged from 2.0% to 3.0% in 2003, 2.5% to 4.7% in 2002, and 3.7% to 5.0% in 2001.

ACCOUNTING STANDARDS In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). FIN 46 addresses the consolidation of certain variable interest entities (VIEs) and may be applied prospectively with a cumulative effect adjustment or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46R). FIN 46R significantly narrowed the original scope of FIN 46 by excluding entities possessing certain characteristics, among other things. FIN 46R deferred the effective date of FIN 46 for interests held in VIEs created before February 1, 2003, except for special purpose entities as defined by FIN 46R, until the end of the first interim period ending after March 15, 2004. The adoption of FIN 46R is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106. Information about foreign plans is required by this accounting standards for fiscal years ending after June 15, 2004, including additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

RISKS AND UNCERTAINTIES The Company is engaged in supplying defense-related equipment to the U.S. and foreign governments, and is subject to certain business risks specific to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors.

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

NOTE B: DISCONTINUED OPERATIONS

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). In May 2001, WGI filed for bankruptcy protection. As a result of the sale and the WGI bankruptcy, the Company was required to perform various contract and lease obligations in connection with a number of different projects under letters of credit, surety bonds, and guarantees (Support Agreements) that it had provided to project owners and other parties.

Among the projects involved were two construction projects, the Mystic Station facility in Everett and the Fore River facility in Weymouth (the “Massachusetts Projects”). Following WGI’s abandonment of these projects in 2001, the Company undertook construction efforts on these projects, subsequently delivered care, custody, and control of these projects to their owners, and, as of December 31, 2003, was continuing to perform work on these projects. On February 23, 2004, the Company closed on a settlement agreement with the project owners and other interested parties. The settlement included, among other things, a payment to the

Company of approximately $30 million, the return to the Company of approximately $73 million in letters of credit the Company had provided to the project owners, and a release of various claims related to these projects. In addition, under the settlement, the Company remained responsible for all subcontractor and vendor claims prior to the settlement and the project owners assumed responsibility for all post-settlement obligations, including completing the construction of the projects, and all punch list and warranty obligations. The Company believes that the obligations retained on these projects are not material.

The Company recorded charges of $176 million in 2003, $796 million in 2002, and $814 million in 2001 related to the Massachusetts projects. The charges resulted from delays, labor and material cost growth, productivity issues, equipment and subcontractor performance, schedule liquidated damages, inaccurate estimates of field engineered materials, and disputed changes.

In addition to the Massachusetts Projects, the Company has or had obligations under Support Agreements on a number of other projects. In several cases, the Company has entered into settlement agreements that resolve the Company’s obligations under the related Support Agreements. In connection with a number of other projects on which the Company has obligations under Support Agreements, the Company is continuing to undertake the final stages of work, which includes warranty obligations, commercial closeout, and claims resolution. In 2003, the Company recorded charges of $6 million primarily related to the settlement of warranty claims on one of these projects. In 2002 and 2001, the Company recorded charges of $53 million and $210 million, respectively, for various issues in connection with these projects, including but not limited to, punch list items, start-up costs, reliability testing, and turbine-related delays. Finally, there are projects with Support Agreements provided by the Company on which WGI is continuing to perform work, which could present risk to the Company if WGI fails to meet its obligations in connection with those projects.

In performing its obligations under the remaining Support Agreements, the Company has various risks and exposures, including delays, equipment and subcontractor performance, warranty closeout, various liquidated damages issues, collection of amounts due under contracts, and potential adverse claims resolution under various contracts and leases. In addition, the Company’s cost estimates for these obligations are heavily dependent upon third parties, including WGI, and their ability to perform construction management, cost estimating, and other tasks requiring industry expertise that the Company no longer possesses.

In 2003, the Company recorded charges of $49 million for legal, management, and other costs related to RE&C versus $38 million in 2002 and $30 million in 2001. In 2002 and 2001, the Company allocated $79 million and $18 million, respectively, of interest expense to RE&C based upon actual cash outflows since the date of disposition. Since the projects were nearing completion, the Company did not allocate interest expense to RE&C in 2003. In addition, in 2001, the Company recorded a charge of $71 million to write off certain assets and liabilities as a result of the WGI bankruptcy filing.

The loss from discontinued operations, net of tax, related to RE&C was $151 million, $645 million, and $752 million in 2003, 2002, and 2001, respectively.

Assets and liabilities related to RE&C consisted of the following at December 31:

(In millions)	2003	2002
Current liabilities	$37	$319

Total liabilities	$37	$319

In 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. There was no pretax gain or loss on the sale of AIS, however, due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $212 million, resulting in a $212 million after-tax loss on the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program. The Company also retained $106 million of BBJ-related assets, $18 million of receivables and other assets, and rights to a $25 million jury award related to a 1999 claim against Learjet. At December 31, 2003, the balance of these retained assets was $45 million.

In 2003, the Company recorded charges related to AIS of $17 million related to cost growth on the BBJ program and $13 million as a result of continued difficulty the Company has been experiencing liquidating the BBJ-related assets. In 2002 the Company recorded charges of $66 million, which included a $23 million write-down of a BBJ-related aircraft owned by the Company, a $28 million charge for cost growth on one of the two BBJ aircraft not yet delivered, and a $10 million charge to write down other BBJ-related assets to the then estimated net realizable value, offset by a $13 million gain resulting from the finalization of the 1999 claim, described above. The write-down of the BBJ-related aircraft resulted from the Company’s decision to market this aircraft unfinished due to the environment of declining prices for BBJ-related aircraft at the time. The Company was previously marketing this aircraft as a customized executive BBJ.

The income (loss) from discontinued operations related to AIS, including the $212 million after-tax loss on the sale, was as follows:

(In millions)	2003	2002	2001
Net sales	$—	$202	$850
Operating expenses	—	196	845

Income before taxes	—	6	5

Federal and foreign income taxes	—	2	10

Income (loss) from discontinued operations	—	4	(5)
Loss on disposal of discontinued operations, net of tax	—	(212)	—
Adjustments, net of tax	(19)	(34)	—

Total	$(19)	$(242)	$(5)

The components of assets and liabilities related to AIS were as follows at December 31:

(In millions)	2003	2002
Current assets	$59	$75

Total assets	$59	$75

Current liabilities	$6	$14

Total liabilities	$6	$14

In 2003, the total loss from discontinued operations was $261 million pretax, $170 million after-tax, or $0.41 per diluted share versus $1,013 million pretax, $887 million after-tax, or $2.17 per diluted share in 2002 and $1,138 million pretax, $757 million after-tax, or $2.10 per diluted share in 2001.

NOTE C: ACQUISITIONS AND DIVESTITURES

In 2003, the Company acquired Solipsys Corporation for $170 million, net of cash received, to be paid over two years. The Company paid $40 million, net, in cash in 2003 and intends to make the remaining payments, which have been accrued, in cash. In addition, the Company may be required to make certain performance-based incentive payments. Assets acquired included $7 million of contracts in process. Liabilities assumed included $2 million of accounts payable and $3 million of accrued salaries and wages. The Company also recorded $8 million of intangible assets and $160 million of goodwill (at Integrated Defense Systems) in connection with this acquisition.

In 2003, the Company acquired the Aerospace and Defence Services business unit of Honeywell International Inc. for $20 million in cash. Assets acquired included $4 million of contracts in process. Liabilities assumed included $1 million of accounts payable and $2 million of other accrued expenses. The Company also recorded $8 million of intangible assets and $11 million of goodwill (at Technical Services) in connection with this acquisition.

In 2002, the Company acquired JPS Communications, Inc. for $10 million in cash. Assets acquired included $2 million of accounts receivable and $2 million of inventories. The Company also recorded $4 million of goodwill (at Network Centric Systems) and $2 million of intangible assets in connection with this acquisition.

Pro forma financial information has not been provided for these acquisitions as they are not material either individually or in the aggregate. In addition, the Company has entered into other acquisition and divestiture agreements in the normal course of business that have not been separately disclosed as they are not material.

In 2002, the Company formed a joint venture with Flight Options, Inc. whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. In June 2003, the Company participated in a financial recapitalization of Flight Options LLC (FO) and exchanged certain FO debt for equity. As a result of this recapitalization, the Company now owns approximately 66 percent of FO and is consolidating FO’s results in its financial statements. Assets acquired included $83 million of inventories and $27 million of other current assets. Liabilities assumed included $97 million of notes payable and long-term debt, $90 million of advance payments, and $77 million of accounts payable and accrued expenses. The Company also recorded $26 million of intangible assets and $128 million of goodwill in connection with this recapitalization.

In 2001, the Company sold its recreational marine business for $100 million and recorded a gain of $39 million. Additional information about certain other acquisitions and divestitures is included in Note H, Other Assets.

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

NOTE D: RESTRUCTURING

Prior to 2000, the Company recorded restructuring charges and exit costs in connection with the 1997 acquisition of Texas Instruments’ defense business and merger with Hughes Defense. The Company essentially completed all related restructuring initiatives in 2000 except for ongoing idle facility costs.

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

Activity related to restructuring initiatives was as follows:

Exit Costs

(In millions)	2003	2002	2001
Accrued liability at beginning of year	$4	$17	$47
Changes in estimate
Severance and other employee-related costs	—	—	—
Facility closure and related costs	—	(1)	—

	—	(1)	—

Costs incurred
Severance and other employee-related costs	—	2	3
Facility closure and related costs	3	10	27

	3	12	30

Accrued liability at end of year	$1	$4	$17

Cash expenditures	$3	$4	$18

Restructuring

(In millions)	2003	2002	2001
Accrued liability at beginning of year	$—	$7	$28
Changes in estimate
Severance and other employee-related costs	—	(3)	(4)
Facility closure and related costs	—	(4)	(4)

	$—	(7)	(8)

Costs incurred
Severance and other employee-related costs	—	—	6
Facility closure and related costs	—	—	7

	—	—	13

Accrued liability at end of year	$—	$—	7

Cash expenditures	$—	$—	$8

NOTE E: CONTRACTS IN PROCESS

Contracts in process consisted of the following at December 31, 2003:

(In millions)	Cost Type	Fixed Price	Total
U.S. government end-use contracts
Billed	$424	$315	$739
Unbilled	569	3,813	4,382
Less progress payments	—	(3,233)	(3,233)

	993	895	1,888

Other customers
Billed	13	322	335
Unbilled	10	925	935
Less progress payments	—	(396)	(396)

	23	851	874

Total	$1,016	$1,746	$2,762

Contracts in process consisted of the following at December 31, 2002:

(In millions)	Cost Type	Fixed Price	Total
U.S. government end-use contracts
Billed	$428	$112	$540
Unbilled	670	3,793	4,463
Less progress payments	—	(2,740)	(2,740)

	1,098	1,165	2,263

Other customers
Billed	15	391	406
Unbilled	—	861	861
Less progress payments	—	(514)	(514)

	15	738	753

Total	$1,113	$1,903	$3,016

The U.S. government has title to the assets related to unbilled amounts on contracts that provide for progress payments. Unbilled amounts are primarily recorded on the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

Included in contracts in process at December 31, 2003 and 2002 was $77 million and $113 million, respectively, related to claims on contracts, which were recorded at their estimated realizable value. The Company believes that it has a legal basis for pursuing recovery of these claims and that collection is probable. The settlement of these amounts depends on individual circumstances and negotiations with the counterparty, therefore, the timing of the collection will vary and approximately $18 million of collections are expected to extend beyond one year.

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2003, retentions amounted to $22 million and are anticipated to be collected as follows: $12 million in 2004, $1 million in 2005, and the balance thereafter.

NOTE F: INVENTORIES

Inventories consisted of the following at December 31:

(In millions)	2003	2002
Finished goods	$669	$597
Work in process	1,023	1,042
Materials and purchased parts	306	393

Total	$1,998	$2,032

Inventories at Raytheon Aircraft, Raytheon Airline Aviation Services, and Flight Options totaled $1,603 million at December 31, 2003 (consisting of $647 million of finished goods, $717 million of work in process, and $239 million of materials and parts) and $1,612 million at December 31, 2002 (consisting of $557 million of finished goods, $761 million of work in process, and $294 million of materials and parts).

Included in inventories was $103 million and $76 million at December 31, 2003 and 2002, respectively, related to the Horizon aircraft. The Company anticipates certification of the Horizon aircraft in the third quarter of 2004 and first delivery by year end 2004.

NOTE G: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(In millions)	2003	2002
Land	$90	$91
Buildings and leasehold improvements	1,769	1,606
Machinery and equipment	3,592	3,083
Equipment leased to others	189	189

	5,640	4,969
Less accumulated depreciation and amortization	(2,929)	(2,573)

Total	$2,711	$2,396

Depreciation expense was $333 million, $305 million, and $289 million in 2003, 2002, and 2001, respectively. Accumulated depreciation of equipment leased to others was $25 million and $39 million at December 31, 2003 and 2002, respectively.

In 1998, the Company entered into a $490 million property sale and five-year operating lease (synthetic lease) facility under which property, plant, and equipment was sold and leased back to the Company. In 2003, the lease facility expired and the Company bought back the assets remaining in the lease facility for $125 million.

Future minimum lease payments from non-cancelable aircraft operating leases, which extend to 2014, amounted to $73 million at December 31, 2003 and were due as follows :

(In millions)
2004	$17
2005	11
2006	10
2007	8
2008	7
Thereafter	20

NOTE H: OTHER ASSETS

Other assets, net consisted of the following at December 31:

(In millions)	2003	2002
Long-term receivables
Due from customers in installments to 2015	$464	$969
Other, principally due through 2005	40	17
Sales-type leases, due in installments to 2013	50	135
Computer software, net	456	397
Pension-related intangible asset	199	217
Investments	146	154
Other noncurrent assets	498	344

Total	$1,853	$2,233

The Company provides long-term financing to its aircraft customers. The underlying aircraft serve as collateral for general aviation and commuter aircraft receivables. The Company maintains reserves for estimated uncollectible aircraft-related long-term receivables. The balance of these reserves was $60 million and $69 million at December 31, 2003 and 2002, respectively. The reserves for estimated uncollectible aircraft-related long-term receivables represent the Company’s current estimate of future losses. The Company established these reserves based on an overall evaluation of identified risks. As a part of that evaluation, the Company considered certain specific receivables and considered factors including extended delinquency and requests for restructuring, among other things. Long-term receivables included commuter aircraft receivables of $363 million and $680 million at December 31, 2003 and 2002, respectively.

The Company accrues interest on long-term aircraft customer receivables in accordance with the terms of the underlying notes. When a long-term aircraft receivable is over 90 days past due, the Company generally stops accruing interest. At December 31, 2003 and 2002, there were $37 million and $38 million, respectively, of long-term aircraft receivables on which the Company was not accruing interest. Interest payments related to these receivables are credited to income when received. Once a receivable has been brought current, the Company begins to accrue interest again. Interest deemed to be uncollectible is written off at the time the determination is made.

In 2003, the Company sold an undivided interest in $337 million of general aviation finance receivables, received proceeds of $279 million, retained a subordinated interest in and servicing rights to the receivables, and recognized a gain of $2 million. In connection with the sale, the Company formed a qualifying special purpose entity (QSPE) for the sole purpose of buying these receivables. The Company irrevocably and without recourse, transferred the receivables to the QSPE which in turn, issued beneficial interests in these receivables to a commercial paper conduit. The assets of the QSPE are not available to pay the claims of the Company or any other entity. The Company retained a subordinated interest in the receivables sold of approximately 17 percent. The conduit obtained the funds to purchase the interest in the receivables, other than the retained interest, by selling commercial paper to third-party investors. The Company retained responsibility for the collection and administration of receivables. The Company continues servicing the sold receivables and charges the third party conduit a monthly servicing fee at market rates.

The Company accounted for the sale under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The gain was determined at the date of transfer based upon the relative fair value of the assets sold and the interests retained. The Company estimated the fair value at the date of transfer and at December 31, 2003 based on the present value of future expected cash flows using certain key assumptions, including collection period and a discount rate of 5.0%. At December 31, 2003 a 10 and 20 percent adverse change in the collection period and discount rate would not have a material effect on the Company’s financial position or results of operations.

At December 31, 2003, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $320 million, of which the Company’s subordinated retained interest was $58 million, and the fair value of the servicing asset was $6 million.

The Company also maintained a program under which it sold general aviation and commuter aircraft long-term receivables under a receivables purchase facility through the end of 2002. The Company bought out the receivables that remained in the facility in 2002 for $1,029 million and brought the related assets onto the Company’s books. In connection with the buyback, the Company recorded the long-term receivables at estimated fair value using the reserves established in 2001, as described in Note A, Accounting Policies, Impairment of Long-Lived Assets. The loss resulting from the sale of receivables was $6 million and $2 million in 2002 and 2001, respectively.

The increase in computer software in 2003 was due to the Company’s conversion of significant portions of its existing financial systems to a new integrated financial package. Accumulated amortization of computer software was $241 million and $219 million at December 31, 2003 and 2002, respectively.

Investments, which are included in other assets, consisted of the following at December 31:

(In millions)	2003 Ownership %	2003	2002
Equity method investments:
Thales-Raytheon Systems Co. Ltd.	50.0	$78	$59
HRL Laboratories, LLC	33.3	30	29
Indra ATM S.L.	49.0	12	12
TelASIC Communications	23.5	7	2
Hughes Arabia Limited	49.0	1	13
Raytheon Aerospace	—	—	5
Other	n/a	8

		136	120
Other investments:
Alliance Laundry Systems		—	19
Other		10	15

		10	34

Total		$146	$154

In 2003, the Company sold the remaining interest in its former aviation support business (Raytheon Aerospace) for $97 million and recorded a gain of $82 million. The Company had sold a majority interest in Raytheon Aerospace in 2001 for $154 million in cash and retained $47 million in trade receivables and $66 million in preferred and common equity in the business. The $66 million represented a 26 percent ownership interest and was recorded at zero because the new entity was highly-leveraged.

In 2003, the Company sold its investment in Alliance Laundry Systems for $15 million and recorded a loss of $4 million. The Company had sold its commercial laundry business unit to Alliance in 1998 for $315 million in cash and $19 million in securities.

In 2001, the Company formed a joint venture, Thales-Raytheon Systems (TRS) that has two major operating subsidiaries, one of which the Company controls and consolidates. TRS is a system of systems integrator and provides fully customized solutions through the integration of command and control centers, radars, and communication networks. HRL Laboratories is a scientific research facility whose staff engages in the areas of space and defense technologies. Indra develops flight data processors for air traffic control automation systems. TelASIC Communications delivers high performance, cost-effective radio frequency (RF), analog mixed signal, and digital solutions for both the commercial and defense electronics markets. Hughes Arabia Limited was formed in connection with the award of the Peace Shield program and offers certain tax advantages to the Company.

In addition, the Company has entered into joint ventures formed specifically to facilitate a teaming arrangement between two contractors for the benefit of the customer, generally the U.S. government, whereby the Company receives a subcontract from the joint venture in the joint venture’s capacity as prime contractor. Accordingly, the Company records the work it performs for the joint venture as operating activity.

Certain joint ventures and equity and cost method investments are not listed separately in the table above as the Company’s investment in these entities is less than $5 million. Information for these joint ventures and investments has not been separately disclosed since they are not material either individually on in the aggregate.

NOTE I: NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following at December 31:

(In millions)	2003	2002
Notes payable at a weighted average interest rate of 6.25% for 2003 and 4.48% for 2002	$15	$1
Current portion of long-term debt	—	1,152

Notes payable and current portion of long-term debt	15	1,153

Notes due 2003, 5.70%, not redeemable prior to maturity	—	377
Notes due 2003, 7.90%, not redeemable prior to maturity	—	775
Notes due 2005, 6.30%, not redeemable prior to maturity	123	438
Notes due 2005, floating rate, 1.64% at December 31, 2003, redeemable after 2004	200	—
Notes due 2005, 6.50%, not redeemable prior to maturity	689	687
Notes due 2006, 8.20%, redeemable at any time	191	797
Notes due 2007, 4.50%, redeemable at any time	224	224
Notes due 2007, 6.75%, redeemable at any time	924	920
Notes due 2008, 6.15%, redeemable at any time	542	542
Notes due 2010, 6.00%, redeemable at any time	222	222
Notes due 2010, 6.55%, redeemable at any time	244	244
Notes due 2010, 8.30%, redeemable at any time	398	398
Notes due 2011, 4.85%, redeemable at any time	496	—
Notes due 2012, 5.50%, redeemable at any time	346	345
Notes due 2013, 5.375%, redeemable at any time	419	—
Debentures due 2018, 6.40%, redeemable at any time	372	371
Debentures due 2018, 6.75%, redeemable at any time	249	249
Debentures due 2025, 7.375%, redeemable after 2005	205	205
Debentures due 2027, 7.20%, redeemable at any time	359	359
Debentures due 2028, 7.00%, redeemable at any time	184	184
Other notes with varying interest rates	85	6
Interest rate swaps	45	89
Less installments due within one year	—	(1,152)

Long-term debt	6,517	6,280

Subordinated notes payable	859	858

Total debt issued and outstanding	$7,391	$8,291

The floating rate notes due in 2005 are redeemable on or after June 10, 2004 at the option of the Company at a redemption price equal to 100 percent of par. The debentures due in 2025 are redeemable at the option of the Company on or after July 15, 2005 at redemption prices no greater than 103 percent of par. The notes and debentures redeemable at any time are at redemption prices equal to the present value of remaining principal and interest payments. Information about the subordinated notes payable is included in Note J, Equity Security Units.

In 2003, the Company issued $425 million of long-term debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit. Also in 2003, the Company issued $500 million of long-term debt and $200 million of floating rate notes. The proceeds were used to partially fund the repurchase of long-term debt with a par value of $924 million at a loss of $77 million pretax, which was included in other expense, $50 million after-tax, or $0.12 per diluted share. The Company has on file a shelf registration with the Securities and Exchange Commission registering the issuance of up to $3.0 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts, under which $1.3 billion remained outstanding at December 31, 2003.

In December 2003, the Company entered into various interest rate swaps that correspond to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. The $250 million notional value of the interest rate swaps effectively converted a portion of the Company’s total debt to variable rate debt.

In 2002, the Company issued $575 million of long-term debt to reduce the amounts outstanding under the Company’s lines of credit. Also in 2002, the Company repurchased debt with a par value of $96 million at a gain of $2 million pretax, which was included in other income, or $1 million after-tax.

In 2001, the Company repurchased long-term debt with a par value of $1,375 million at a loss of $24 million pretax, which was included in other expense, $16 million after-tax, or $0.04 per diluted share.

In 2001, the Company entered into various interest rate swaps that corresponded to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. In 2002, the Company closed out these interest rate swaps and received proceeds of $95 million which are being amortized over the remaining life of the debt as a reduction of interest expense. At December 31, 2003, the unamortized balance was $45 million.

The principal amounts of long-term debt were reduced by debt issue discounts and interest rate hedging costs of $102 million and $105 million, respectively, on the date of issuance, and are reflected as follows at December 31:

(In millions)	2003	2002
Principal	$6,593	$7,511
Unamortized issue discounts	(41)	(39)
Unamortized interest rate hedging costs	(35)	(40)
Installments due within one year	—	(1,152)

Total	$6,517	$6,280

The aggregate amounts of installments due on long-term debt for the next five years are:

(In millions)
2004	$—
2005	1,048
2006	228
2007	1,149
2008	544

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, to be at least 2.5 times net interest expense for the prior four quarters. In July 2003, the covenant was amended to exclude pretax charges of $100 million related to RE&C and in October 2003 the covenant was further amended to exclude $226 million of pretax charges related to Network Centric Systems and Technical Services, and $78 million of pretax charges related to RE&C. In July 2002, the covenant was amended to exclude charges of $450 million related to discontinued operations. The Company was in compliance with the interest coverage ratio covenant, as amended, during 2003.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.7 billion at December 31, 2003, consisting of $1.4 billion which matures in November 2004 and $1.3 billion which matures in 2006. The lines of credit were $2.85 billion at December 31, 2002. There were no borrowings under the lines of credit at December 31, 2003, however, the Company had approximately $300 million of outstanding letters of credit which effectively reduced the Company’s borrowing capacity under the lines of credit to $2.4 billion. There were no borrowings under the lines of credit at December 31, 2002.

Credit lines with banks are also maintained by certain foreign subsidiaries to provide them with a limited amount of short-term liquidity. These lines of credit were $99 million and $79 million at

December 31, 2003 and 2002, respectively. There was $1 million outstanding under these lines of credit at December 31, 2003 and 2002. Compensating balance arrangements are not material.

Total cash paid for interest was $515 million, $522 million, and $705 million in 2003, 2002, and 2001, respectively, including amounts classified as discontinued operations.

NOTE J: EQUITY SECURITY UNITS

The Company has 17,250,000, 8.25%, $50 par value equity security units outstanding. Each equity security unit consists of a contract to purchase shares of the Company’s common stock on May 15, 2004 and a mandatorily redeemable equity security with a stated liquidation amount of $50 due on May 15, 2006.

The contract obligates the holder to purchase, for $50, shares of common stock equal to the settlement rate. The settlement rate is equal to $50 divided by the average market value of the Company’s common stock at that time. The settlement rate cannot be greater than 1.8182 or less than 1.4903 shares of common stock per purchase contract. The contract requires a quarterly distribution, which is recorded as a reduction in additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. Cash paid for the quarterly distribution on the contract was $11 million in 2003 and 2002, and $6 million in 2001. The mandatorily redeemable equity security represents preferred stock of RC Trust I (RCTI), a subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note. The subordinated notes payable have the same terms as the mandatorily redeemable equity security and represent an undivided interest in the assets of RCTI, a Delaware business trust formed for the purpose of issuing these securities and whose assets consist solely of subordinated notes receivable issued by the Company. RCTI is considered to be a variable interest entity under the provisions of FIN 46, described above in Note A, Accounting Policies, Accounting Standards, and because the preferred stock was a part of the equity security units issued by the Company, the Company is not considered the primary beneficiary of RCTI. As a result, RCTI is not consolidated by the Company under the provisions of FIN 46. The subordinated notes payable were previously reported as mandatorily redeemable equity securities on the Company’s balance sheet and in accordance with FIN 46 prior periods have been restated to reflect this change.

The subordinated notes payable pay a quarterly distribution, which is included in interest expense, of 7% per year until May 15, 2004. Cash paid for the quarterly distribution on the subordinated notes payable was $60 million in 2003 and 2002, and $31 million in 2001.

The terms of the equity security units required that the mandatorily redeemable equity securities be remarketed. On February 11, 2004, the mandatorily redeemable equity securities were remarketed and the quarterly distribution rate on the madatorily redeemable equity securities and the subordinated notes payable were reset at 7%. Neither the Company nor RCTI received any proceeds from the remarketing. The proceeds were pledged to collateralize the holders’ obligations under the contract to purchase the Company’s common stock on May 15, 2004.

NOTE K: STOCKHOLDERS’ EQUITY

The changes in shares of common stock outstanding were as follows:

(In thousands)
Balance at December 31, 2000	340,620
Issuance of common stock	46,809
Common stock plan activity	1,230
Treasury stock activity	6,773

Balance at December 31, 2001	395,432
Issuance of common stock	9,218
Common stock plan activity	3,638
Treasury stock activity	(79)

Balance at December 31, 2002	408,209
Issuance of common stock	8,977
Common stock plan activity	1,021
Treasury stock activity	(71)

Balance at December 31, 2003	418,136

The Company issued 6,486,000 and 5,100,000 shares of common stock in 2003 and 2002, respectively, to fund the Company Match and Company Contributions, as described in Note O, Pension and Other Employee Benefits. In addition, employee-directed 401(k) plan purchases (Employee Contributions) of the Company stock fund were funded through the issuance of 2,491,000 and 4,118,000 shares of common stock in 2003 and 2002, respectively. The Company issued 855,000 shares of common stock and 6,809,000 shares out of treasury in 2001 to fund the Company Match and Company Contributions.

In May 2001, the Company issued 14,375,000 shares of common stock for $27.50 per share. In October 2001, the Company issued 31,578,900 shares of common stock for $33.25 per share. The proceeds of the offerings were $1,388 million, net of $56 million of offering costs, and were used to reduce debt and for general corporate purposes.

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In thousands)	2003	2002	2001
Average common shares outstanding for basic EPS	412,686	401,444	356,717
Dilutive effect of stock options, restricted stock, and equity security units	2,743	6,587	4,606

Shares for diluted EPS	415,429	408,031	361,323

Stock options to purchase 30.6 million, 23.7 million, and 20.5 million shares of common stock outstanding at December 31, 2003, 2002, and 2001, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company’s common stock during the respective years.

Stock options to purchase 15.3 million, 17.9 million, and 15.5 million shares of common stock outstanding at December 31, 2003, 2002, and 2001, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options and restricted stock in the table above.

In 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the Company’s common stock to allow the Company to repurchase shares from time to time when warranted by market conditions. In 1998, the Board of Directors ratified and reauthorized the repurchase of 2.5 million shares that remained under the original authorization. There have been 11.8 million shares purchased under these authorizations through December 31, 2003. There were no shares repurchased under this program during 2003, 2002, and 2001.

In 1998, the Board of Directors authorized the purchase of up to 5 million shares of the Company’s common stock per year to counter the dilution due to the exercise of stock options. There were no shares repurchased under this program during 2003, 2002, and 2001.

The Board of Directors is authorized to issue up to 200,000,000 shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by the Board of Directors.

The Company had a shareholder rights plan that protected the Company and its stockholders against hostile takeover tactics. In February 2004, the Company amended its shareholder rights plan. As a result of this amendment, the shareholder rights plan automatically expired at the close of business on March 1, 2004.

NOTE L: FEDERAL AND FOREIGN INCOME TAXES

The provision for federal and foreign income taxes consisted of the following:

(In millions)	2003	2002	2001
Current income tax expense
Federal	$130	$51	$87
Foreign	3	5	4
Deferred income tax expense (benefit)
Federal	94	243	(30)
Foreign	—	21	37

Total	$227	$320	$98

The provision for state income taxes was included in general and administrative expenses as these costs can generally be recovered through the pricing of products and services to the U.S. government.

The provision for income taxes differs from the U.S. statutory rate due to the following:

	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%
Foreign sales corporation tax benefit	(3.1)	(3.5)	(36.0)
ESOP dividend deduction benefit	(1.7)	(1.1)	(11.0)
Research and development tax credit	(0.8)	(1.0)	(5.0)
Goodwill amortization	—	—	109.0
Other, net	0.4	0.3	6.0

Effective tax rate	29.8%	29.7%	98.0%

Effective January 1, 2002, the Company discontinued the amortization of goodwill as required by SFAS No. 142, as described in Note A, Accounting Policies, Impairment of Long-lived Assets. The higher effective tax rate in 2001 resulted from the increased effect of non-deductible amortization of goodwill on lower income before taxes resulting primarily from the charges at Raytheon Airline Aviation Services.

In 2003, 2002, and 2001, domestic income (loss) before taxes was $493 million, $(12) million, and $(1,156) million, respectively, and foreign income before taxes was $8 million, $75 million, and $118 million, respectively. Income reported for federal and foreign tax purposes differs from pretax accounting income due to differences between U.S. Internal Revenue Code requirements and the Company’s accounting practices. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely reinvested. Net cash (payments) refunds were $(13) million, $145 million, and $27 million in 2003, 2002, and 2001, respectively.

Deferred federal and foreign income taxes consisted of the following at December 31:

(In millions)	2003	2002
Current deferred tax assets
Other accrued expenses	$289	$378
Accrued salaries and wages	105	104
Contracts in process and inventories	72	119

Deferred federal and foreign income taxes–current	$466	$601

Noncurrent deferred tax assets (liabilities)
Net operating loss and foreign tax credit carryforwards	$631	$533
Pension benefits	310	348
Other retiree benefits	226	235
Depreciation and amortization	(703)	(711)
Revenue on leases and other	(127)	(124)

Deferred federal and foreign income taxes-noncurrent	$337	$281

There were $12 million and $1 million of taxes refundable included in prepaid expenses and other current assets at December 31, 2003 and 2002, respectively. Federal tax benefits related to discontinued operations were $91 million in 2003 and $126 million in

2002 and were included in deferred federal and foreign income taxes in the table above.

At December 31, 2003, the Company had net operating loss carryforwards of $1.4 billion that expire in 2020 through 2023, foreign tax credit carryforwards of $41 million that expire in 2006 through 2008, and research tax credit carryforwards of $26 million that expire in 2018 to 2023. The Company believes it will be able to utilize all of these carryforwards over the next 3 to 4 years.

NOTE M: COMMITMENTS AND CONTINGENCIES

At December 31, 2003, the Company had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2004	$294
2005	271
2006	236
2007	198
2008	151
Thereafter	327

Rent expense in 2003, 2002, and 2001 was $441 million, $449 million, and $276 million, respectively. In the normal course of business, the Company leases equipment, office buildings, and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

At December 31, 2003, the Company had commitments under an agreement to outsource a significant portion of its information technology function requiring minimum annual payments as follows:

(In millions)
2004	$68
2005	67
2006	64
2007	64
2008	64
Thereafter	65

In connection with certain aircraft sales, the Company had offered trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft from the Company. The difference between the value of these trade-in incentives, the majority of which expire by the end of 2005, and the current estimated fair value of the underlying aircraft was approximately $34 million at December 31, 2003. There is a high degree of uncertainty inherent in the assessment of the likelihood and value of trade-in commitments.

The Company self-insures for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $50 million annually. Insurance is purchased from third parties to cover excess aggregate liability exposure from $50 million to $1.2 billion. This coverage also includes the excess of liability over $10 million per occurrence. The aircraft product liability reserve was $15 million and $12 million at December 31, 2003 and 2002, respectively.

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $119 million. Discounted at 8.5 percent, the Company estimates the liability to be $72 million before U.S. government recovery and had this amount accrued at December 31, 2003. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $47 million at December 31, 2003 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Environmental remediation costs expected to be incurred are:

(In millions)
2004	$25
2005	14
2006	11
2007	9
2008	7
Thereafter	53

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations. Approximately $1,316 million, $890 million, and $389 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at December 31, 2003, respectively and $1,614 million, $1,227 million, and $458 million were outstanding at December 31, 2002, respectively. These instruments expire on various dates through 2007. At December 31, 2003, the amount of guarantees, letters of credit, and surety bonds, for which there were stated values, that remained outstanding was $90 million, $146 million, and $283 million, respectively, related to discontinued operations and are included in the numbers above. Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

In 2002, the Company received service of a grand jury subpoena issued by the United States District Court for the Central District of California. The subpoena seeks documents related to the activities of an international sales representative engaged by the Company related to a foreign military sales contract in Korea in the late 1990s. The Company has cooperated fully in the investigation including producing documents in response to the subpoena. The Company has in place appropriate compliance policies and procedures, and believes its conduct has been consistent with those policies and procedures.

The Company continues to cooperate with the staff of the Securities and Exchange Commission (SEC) on a formal investigation related to the Company’s accounting practices primarily related to the commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft. The Company has been providing documents and information to the SEC staff. In addition, certain present and former officers and employees of the Company have provided testimony in connection with this investigation. The Company is unable to predict the outcome of the investigation or any action that the SEC might take.

In late 1999, the Company and two of its officers were named as defendants in several class action lawsuits which were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants (the “Consolidated Complaint”). The Consolidated Complaint principally alleges that the defendants violated federal securities laws by making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the purported class period. In March 2000, the court certified the class of plaintiffs as those people who purchased the Company’s stock between October 7, 1998 and October 12, 1999. In August 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. In March 2003, the plaintiff filed an amendment to the Consolidated Complaint (the “Second Consolidated and Amended Complaint”) which sought to add the Company’s independent auditor as an additional defendant. In May 2003, the court issued an order dismissing one of the two claims that had been asserted against the Company’s independent auditor. In February 2004, the Company and the individual defendants filed a motion for summary judgment, which the plaintiff opposes. The Company’s independent auditor also filed a motion for summary judgment which the plaintiff opposes. A hearing on the summary judgment motion is scheduled for April 2004. The Court has scheduled a trial to begin in May 2004.

In 1999 and 2000, the Company was also named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits. The derivative complaints contain allegations similar to those included in the Consolidated Complaint and further allege that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. In December 2001, the Company and the individual defendants filed a motion to dismiss one of the derivative lawsuits. These actions have since been consolidated, and the plaintiffs have filed a Consolidated Amended Complaint. In April 2003, the defendants filed a motion to dismiss the Consolidated Amended Complaint.

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

In July 2001, the Company was named as a nominal defendant and all of its directors at the time have been named as defendants in two identical purported derivative lawsuits. These lawsuits were consolidated into one action (the “Consolidated Amended Derivative Complaint”) in January 2004 and contain allegations similar to those included in the WGI Complaint and further allege that the individual defendants breached fiduciary duties to the Company and failed to maintain systems necessary for prudent management and control of the Company’s operations. The defendants filed a motion to dismiss the Consolidated Amended Derivative Complaint in March 2004.

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

In May 2003, two purported class action lawsuits were filed on behalf of participants in the Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both lawsuits are substantially similar and have been consolidated into a single action. The complaints allege that the Company and certain members of the Company’s Investment Committee breached ERISA fiduciary and co-fiduciary duties by allegedly failing to (1) disseminate necessary information regarding the savings and investment plans’ investment in the Company’s stock, (2) diversity the savings and investment plans’ assets away from the Company’s stock, (3) monitor investment alternatives to the Company’s stock, and (4) avoid conflicts of interest.

Although the Company believes that it and the other defendants have meritorious defenses to each and all of the aforementioned class action and derivative complaints and intends to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE N: EMPLOYEE STOCK PLANS

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

The plans also provide that all stock options may generally be exercised in their entirety from 1 to 6 years after the date of grant. Incentive stock options terminate 10 years from the date of grant, and those stock options granted after December 31, 1986 become exercisable to a maximum of $100,000 per year. Nonqualified stock options terminate 11 years from the date of grant, 10 years and a day if issued in connection with the 1995 Stock Option Plan, or as determined by the Management Development and Compensation Committee of the Board of Directors (MDCC) if issued under the 2001 Stock Plan.

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

Awards of 314,800; 201,800; and 207,100 shares of restricted stock and restricted units were made to employees and directors at a weighted-average fair value at the grant date of $30.02, $32.62, and $28.13 in 2003, 2002, and 2001, respectively. The required conditions for 200,100; 428,600; and 304,600 shares of restricted stock and restricted units were satisfied during 2003, 2002, and 2001, respectively. There were 13,000; 183,500; and 715,800 shares of restricted stock and restricted units forfeited during 2003, 2002, and 2001, respectively. There were 940,600; 837,600; and 1,249,300 shares of restricted stock and restricted units outstanding at December 31, 2003, 2002, and 2001, respectively. The amount of compensation expense recorded was $8 million, $7 million, and $12 million in 2003, 2002, and 2001, respectively. The balance of unearned compensation was $13 million and $12 million at December 31, 2003 and 2002, respectively.

There were 53.2 million, 59.2 million, and 70.6 million additional shares of common stock (including shares held in treasury) authorized for stock options and restricted stock awards at December 31, 2003, 2002, and 2001, respectively.

Stock option information for 2003, 2002, and 2001 follows:

(Share amounts in thousands)	Shares	Weighted- Average Option Price
Outstanding at December 31, 2000	34,093	$41.66
Granted	9,321	29.85
Exercised	(1,275)	20.68
Expired	(2,942)	43.79

Outstanding at December 31, 2001	39,197	39.38
Granted	10,049	42.04
Exercised	(3,575)	22.89
Expired	(3,527)	44.35

Outstanding at December 31, 2002	42,144	40.99
Granted	7,256	31.01
Exercised	(675)	30.96
Expired	(2,639)	46.19

Outstanding at December 31, 2003	46,086	$39.27

The following tables summarize information about stock options outstanding and exercisable at December 31, 2003:

(Share amounts in thousands)	Options Outstanding
Exercise Price Range	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$18.19 to $29.92	15,609	7.0 years	$25.48
$30.00 to $48.97	18,837	7.6 years	$38.20
$51.06 to $59.44	7,409	3.9 years	$54.35
$67.66 to $73.78	4,231	5.5 years	$68.49

Total	46,086

(Share amounts in thousands)	Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price
$18.19 to $29.92	11,398	$24.03
$30.00 to $48.97	7,059	$40.00
$51.06 to $59.44	7,409	$54.35
$67.66 to $73.78	4,231	$68.49

Total	30,097

Shares exercisable at the corresponding weighted-average exercise price at December 31, 2003, 2002, and 2001, were 30.1 million at $41.49, 24.8 million at $45.06, and 24.2 million at $47.78, respectively.

NOTE O: PENSION AND OTHER EMPLOYEE BENEFITS

The Company has pension plans covering the majority of its employees, including certain employees in foreign countries (Pension Benefits). In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits). Substantially all of the Company’s U.S. employees may become eligible for the Other Benefits. The measurement date for the Company’s domestic Pension Benefits and Other Benefits plans is October 31.

The strategic asset allocation of the Company’s domestic Pension Benefits and Other Benefits plans is diversified with an average and moderate level of risk consisting of investments in equity securities (including domestic and international equities and the Company’s stock), debt securities, real estate, and other areas such as private equity and cash. The Company seeks to produce an active return on investment over the long-term commensurate with levels of investment risk which are prudent and reasonable given the prevailing capital market expectations. Target allocations are 48 to 77 percent for equity securities, 20 to 40 percent for debt securities, 2 to 7 percent for real estate, and 4 to 17 percent for other areas. The long-term return on asset assumption for the Company’s domestic Pension Benefits plans for 2004 is 8.75%. The long-term return on asset assumption for the Company’s domestic Pension Benefits plans was 8.75% in 2003 and 9.50% in 2002 and 2001. The long-term return on asset assumption for the Company’s domestic Other Benefits plans was 7.75% in 2003 and 8.50% in 2002 and 2001. To develop the expected long-term rate of return on asset assumption, the Company considered the current level of expected returns on risk free investments, the historical level of the risk premium associated with the other asset classes in which the Company has invested domestic Pension Benefits and Other Benefits plan assets, and the expectations for future returns of each asset class. Since the Company’s investment policy is to employ active management strategies in all asset classes, the potential exists to outperform the broader markets, therefore, the expected returns were adjusted upward. The expected return for each asset class was then weighted based on the target asset allocation to develop the long-term return on asset assumption.

The tables below detail assets by category for the Company’s domestic Pension Benefits and Other Benefits plans. These assets consist primarily of publicly-traded equity securities (including 2,279,000 shares of the Company’s common stock with a fair value of

$68 million at December 31, 2003 and 705,000 of the Company’s equity security units, with a fair value of $38 million at December 31, 2003) and publicly-traded fixed income securities.

Pension Asset Information

	Percent of Plan Assets at October 31
Asset Categories	2003	2002
Equity securities	67%	57%
Debt securities	26	30
Real estate	3	3
Other	4	10

Total	100%	100%

Other Benefits Asset Information

	Percent of Plan Assets at October 31
Asset Categories	2003	2002
Equity securities	45%	19%
Debt securities	41	71
Real estate	1	1
Other	13	9

Total	100%	100%

The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s domestic and foreign Pension Benefits and Other Benefits plans.

Change in Benefit Obligation

	Pension Benefits		Other Benefits
(In millions)	2003	2002	2003	2002
Benefit obligation at beginning of year	$12,023	$11,460	$1,579	$1,547
Service cost	271	279	15	21
Interest cost	799	792	106	105
Plan participants’ contributions	29	27	—	—
Amendments	6	3	(46)	(348)
Actuarial loss	1,225	315	122	430
Curtailments	—	—	—	(41)
Foreign exchange	52	32	—	—
Benefits paid	(909)	(885)	(119)	(135)

Benefit obligation at end of year	$13,496	$12,023	$1,657	$1,579

In 2002, the Company recorded a $41 million Other Benefits curtailment gain, which is included in discontinued operations, as a result of the sale of AIS.

Change in Plan Assets

	Pension Benefits		Other Benefits
(In millions)	2003	2002	2003	2002
Fair value of plan assets at beginning of year	$9,156	$10,429	$353	$410
Actual return on plan assets	1,629	(487)	25	(22)
Divestitures	(10)	—	—	—
Company contributions	69	51	133	100
Plan participants’ contributions	29	27	—	—
Transfers between plans	(10)	—	8	—
Foreign exchange	32	21	—	—
Benefits paid	(909)	(885)	(119)	(135)

Fair value of plan assets at end of year	$9,986	$9,156	$400	$353

The fair value of plan assets for the Company’s domestic and foreign plans was $9,661 million and $325 million, respectively at December 31, 2003 and $8,898 million and $258 million, respectively, at December 31, 2002.

Funded Status - unrecognized components

	Pension Benefits		Other Benefits
(In millions) December 31:	2003	2002	2003	2002
Funded status	$(3,510)	$(2,867)	$(1,257)	$(1,226)
Unrecognized actuarial loss	5,265	4,859	797	723
Unrecognized transition (asset) obligation	—	(1)	160	185
Contributions	—	—	—	—
Unrecognized prior service cost	170	184	(348)	(347)

Prepaid (accrued) benefit cost	$1,925	$2,175	$(648)	$(665)

The table above reconciles the difference between the benefit obligation and the fair value of plan assets to the amounts recorded on the Company’s balance sheet due to certain items that are amortized over future periods rather than recognized in the current period.

Funded Status – amounts recognized on the Balance Sheet

	Pension Benefits		Other Benefits
(In millions) December 31:	2003	2002	2003	2002
Prepaid benefit cost	$669	$661	$34	$15
Accrued benefit liability	(2,384)	(1,963)	(682)	(680)
Intangible asset	199	217	—	—
Employer contributions	6	6	—	—
Accumulated other comprehensive income	3,435	3,254	—	—

Prepaid (accrued) benefit cost	$1,925	$2,175	$(648)	$(665)

Weighted-Average Year-End Benefit Obligation Assumptions

	Pension Benefits		Other Benefits
December 31:	2003	2002	2003	2002
Discount rate	6.22%	6.95%	6.25%	7.00%
Rate of compensation increase	4.49%	4.46%	4.50%	4.50%
Health care trend rate in the next year			13.50%	13.50%
Gradually declining to a trend rate of			5.75%	5.75%
In the years beyond			2014	2013

The Company’s foreign pension plan assumptions have been included in the table above.

The tables below outline the components of net periodic benefit cost and related actuarial assumptions of the Company’s domestic and foreign Pension Benefits and Other Benefits plans.

Components of Net Periodic Benefit Cost

	Pension Benefits
(In millions)	2003	2002	2001
Service cost	$271	$279	$258
Interest cost	799	792	797
Expected return on plan assets	(970)	(1,194)	(1,249)
Amortization of transition asset	—	(4)	(5)
Amortization of prior service cost	19	20	19
Recognized net actuarial loss (gain)	196	20	(113)
Loss due to curtailments/settlements	—	9	9
Net periodic benefit cost (income)	$315	$(78)	$(284)

Net periodic benefit cost (income) also includes expense from foreign pension plans of $20 million in 2003, $11 million in 2002, and

$5 million in 2001. Net periodic benefit costs (income) includes expense from discontinued operations, including curtailments, of $9 million in 2002 and $11 million in 2001.

Components of Net Periodic Benefit Cost

	Other Benefits
(In millions)	2003	2002	2001
Service cost	$15	$21	$19
Interest cost	106	105	95
Expected return on plan assets	(26)	(30)	(34)
Amortization of transition obligation	25	25	25
Amortization of prior service cost	(45)	—	(1)
Recognized net actuarial loss (gain)	41	9	(10)
Gain due to curtailments/settlements	—	(47)	(5)

Net periodic benefit cost	$116	$83	$89

Net periodic benefit cost includes income from discontinued operations, including curtailments, of $47 million in 2002.

Weighted-Average Net Periodic Benefit Cost Assumptions

	Pension Benefits
	2003	2002	2001
Discount rate	6.95%	7.21%	7.70%
Expected return on plan assets	8.67%	9.43%	9.44%
Rate of compensation increase	4.46%	4.47%	4.47%

Weighted-Average Net Periodic Benefit Cost Assumptions

	Other Benefits
	2003	2002	2001
Discount rate	7.00%	7.25%	7.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%
Health care trend rate in the next year	12.00%	11.00%	8.25%
Gradually declining to a trend rate of	5.50%	5.00%	5.00%
In the years beyond	2013	2013	2006

The effect of a one percent increase or decrease in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is $8 million or $(7) million, respectively, and for the accumulated postretirement benefit obligation is $122 million or $(106) million, respectively.

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $12,390 million and $8,731 million, respectively, at December 31, 2003, and $11,023 million and $8,022 million, respectively, at December 31, 2002.

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $11,118 million and $8,731 million, respectively, at December 31, 2003 and $9,964 million and $8,022 million, respectively, at December 31, 2002. The accumulated benefit obligation for all pension plans was $12,184 million and $10,929 million at December 31, 2003 and 2002, respectively.

The Company expects total contributions (required and discretionary) to the domestic Pension Benefits and Other Benefits plans to be approximately $320 million and $115 million, respectively, in 2004.

The Company also maintains an additional supplemental executive retirement plan or similar contractual benefits for its top executive officers. The Company’s benefit obligation of $16 million at December 31, 2003 has been accrued.

On December 8, 2003, Medicare reform legislation (the “Legislation”) was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. Because of significant uncertanties about accounting issues raised by the Legislation, the eventual regulations required to implement the Legislation, and the Legislation’s overall effect on plan participants’ behavior and the level of health care costs, the Company has not reflected any potential effects of the Legislation. At December 31, 2003, specific authoritative guidance on accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information.

The Company maintains an employee stock ownership plan (ESOP) which includes the Company’s 401(k) plan (defined contribution plan), under which covered employees are allowed to contribute up to a specific percentage of their pay. The Company matches the employee’s contribution, up to a maximum of generally between three and four percent of the employee’s pay, by making a contribution to the Company stock fund (Company Match). Total expense for the Company Match was $159 million, $166 million, and $183 million in 2003, 2002, and 2001, respectively, including expense from discontinued operations of $2 million in 2002 and $9 million in 2001.

The Company also makes an annual contribution to the Company stock fund of approximately one-half of one percent of salaries and wages, subject to certain limitations, of most U.S. salaried and hourly employees (Company Contributions). Total expense for the Company Contributions was $25 million, $26 million, and $28 million and the number of shares allocated to participant accounts was 884,000, 640,000, and 941,000 in 2003, 2002, and 2001, respectively.

The Company funded a portion of the Company Match and Company Contributions in 2003, 2002, and 2001 through the issuance of common stock.

At December 31, 2003, there was a total of $7.6 billion invested in the Company’s defined contribution plan. At December 31, 2003, there was a total of $1.4 billion invested in the Company stock fund consisting of $519 million of Company Match which must remain invested in the Company stock fund for five years from the year in which the contribution was made or the year in which the employee reaches age 55, whichever is earlier; $202 million of Company Contributions which must remain invested in the Company stock fund until the employee reaches age 55 and completes 10 years of service; and $711 million over which there are no restrictions.

NOTE P: BUSINESS SEGMENT REPORTING

Reportable segments have been determined based upon product lines and include the following: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network

Centric Systems, Space and Airborne Systems, Technical Services, Aircraft, and Other. In 2003, the Company began reporting its defense businesses in six segments. In addition, the Company’s Commercial Electronics businesses were reassigned to the new defense businesses. Also, the Company created an Other segment comprised of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC (RAAS), and Raytheon Professional Services LLC (RPS). FO offers services in the aircraft fractional ownership industry. RAAS manages the Company’s commuter aircraft business and Starship aircraft portfolio. RPS works with customers to design and execute learning solutions.

Integrated Defense Systems (IDS) provides mission systems integration for the air, surface, and subsurface battlespace.

Intelligence and Information Systems (IIS) provides signal and image processing, geospatial intelligence, airborne and spaceborne command and control, ground engineering support, and weather and environmental management.

Missile Systems (MS) provides air-to-air, precision strike, surface Navy air defense, and land combat missiles, guided projectiles, kinetic kill vehicles, and directed energy weapons.

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

Raytheon Aircraft Company (RAC) designs, manufactures, markets, and supports business jets, turboprops, and piston-powered aircraft for the world’s commercial, fractional ownership, and military aircraft markets.

In 2003, the Company changed the way pension expense or income is reported in the Company’s segment results. Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans which are determined by other factors. A major factor for determining pension funding requirements are Cost Accounting Standards (CAS) that proscribe the allocation to and recovery of pension costs on U.S. government contracts. The Company now reports the difference between SFAS No. 87 (FAS) pension expense or income and CAS pension expense as a separate line item in the Company’s segment results called FAS/CAS Pension Adjustment. The results for each segment now only include pension expense as determined under CAS, which can generally be recovered through the pricing of products and services to the U.S. government. Previously, the Company’s individual segment results included FAS pension expense or income, which consisted of CAS pension expense and an adjustment to reconcile CAS pension expense to FAS Pension expense or income. Information for all periods presented was restated to reflect these changes.

Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations include Company-wide accruals and over/under applied overhead that have not been attributed to a particular segment and intersegment sales and profit eliminations.

Segment financial results were as follows:

Net Sales

(In millions)	2003	2002	2001
Integrated Defense Systems	$2,864	$2,366	$2,265
Intelligence and Information Systems	2,045	1,887	1,736
Missile Systems	3,538	3,038	2,901
Network Centric Systems	2,809	3,091	2,865
Space and Airborne Systems	3,677	3,243	2,738
Technical Services	1,963	2,133	2,050
Aircraft	2,088	2,040	2,471
Other	573	210	207
Corporate and Eliminations	(1,448)	(1,248)	(1,216)

Total	$18,109	$16,760	$16,017

Intersegment sales in 2003, 2002, and 2001, respectively, were $140 million, $103 million, and $105 million for Integrated Defense Systems, $52 million, $35 million, and $26 million for Intelligence and Information Systems, $7 million, $1 million, and $1 million for Missile Systems, $316 million, $218 million, and $223 million for Network Centric Systems, $402 million, $298 million, and $320 million for Space and Airborne Systems, $529 million, $590 million, and $537 million for Technical Services, and $2 million, $3 million, and $4 million for Aircraft. Aircraft net sales do not include intersegment aircraft sales to FO.

Operating Income

(In millions)	2003	2002	2001
Integrated Defense Systems	$331	$289	$238
Intelligence and Information Systems	194	180	139
Missile Systems	424	373	257
Network Centric Systems	19	278	246
Space and Airborne Systems	492	428	339
Technical Services	107	116	123
Aircraft	2	(39)	(77)
Other	(34)	(12)	(758)
FAS/CAS Pension Adjustment	(109)	210	386
Corporate and Eliminations	(110)	(40)	(127)

	$1,316	$1,783	$766

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Aircraft operating income does not include profit on intersegment aircraft sales to FO until the underlying aircraft has been sold by FO.

Free Cash Flow

(In millions)	2003	2002	2001
Integrated Defense Systems	$318	$194	$127
Intelligence and Information Systems	88	121	43
Missile Systems	244	176	293
Network Centric Systems	115	88	59
Space and Airborne Systems	365	153	215
Technical Services	104	174	(57)
Aircraft	20	24	(316)
Other	(55)	(61)	(134)
Corporate	377	770	(51)

Total	$1,576	$1,639	$179

Free cash flow, defined as operating cash flow less capital expenditures and capitalized expenditures for internal use software, is used by the Company to evaluate cash flow performance by the segments. Corporate free cash flow includes the difference between amounts charged to the segments for interest and taxes on an intercompany basis and the amounts actually paid by the Company.

Capital Expenditures

(In millions)	2003	2002	2001
Integrated Defense Systems	$67	$71	$82
Intelligence and Information Systems	25	30	45
Missile Systems	76	44	35
Network Centric Systems	55	76	67
Space and Airborne Systems	106	116	103
Technical Services	12	20	3
Aircraft	57	81	95
Other	1	—	2
Corporate	29	20	29

Total	$428	$458	$461

Depreciation and Amortization

(In millions)	2003	2002	2001
Integrated Defense Systems	$53	$47	$60
Intelligence and Information Systems	29	27	65
Missile Systems	48	47	146
Network Centric Systems	62	62	121
Space and Airborne Systems	68	66	119
Technical Services	11	10	36
Aircraft	91	88	82
Other	16	12	26
Corporate	15	5	22

Total	$393	$364	$677

Identifiable Assets

	December 31
(In millions)	2003	2002
Integrated Defense Systems	$1,657	$1,612
Intelligence and Information Systems	1,910	1,926
Missile Systems	4,339	4,429
Network Centric Systems	3,653	3,914
Space and Airborne Systems	3,910	3,875
Technical Services	1,399	1,372
Aircraft	2,812	3,059
Other	912	899
Corporate	3,017	2,785
Discontinued Operations	59	75

Total	$23,668	$23,946

Operations by Geographic Areas

(In millions)	United States	Outside United States (Principally Europe)	Total
Sales
2003	$15,718	$2,391	$18,109
2002	14,155	2,605	16,760
2001	13,293	2,724	16,017

Long-lived assets at
December 31, 2003	$5,381	$223	$5,604
December 31, 2002	5,391	195	5,586

The country of destination was used to attribute sales to either United States or Outside United States. Sales to major customers in 2003, 2002, and 2001 were: U.S. government, including foreign military sales, $13,436 million, $12,255 million, and $11,161 million, respectively, and U.S. Department of Defense, $11,766 million, $10,406 million, and $9,512 million, respectively.

NOTE Q: QUARTERLY

OPERATING RESULTS (UNAUDITED)

(In millions except per share amounts and stock prices)
2003	First	Second	Third	Fourth
Net sales	$4,201	$4,429	$4,378	$5,101
Gross margin	721	859	602	927
Income from continuing operations	111	186	21	217
Net income (loss)	95	100	(35)	205
Earnings per share from continuing operations
Basic	$0.27	$0.45	$0.05	$0.52
Diluted	0.27	0.45	0.05	0.52
Earnings (loss) per share
Basic	0.23	0.24	(0.08)	0.49
Diluted	0.23	0.24	(0.08)	0.49
Cash dividends per share
Declared	0.20	0.20	0.20	0.20
Paid	0.20	0.20	0.20	0.20
Common stock prices
High	$32.09	$33.69	$33.97	$30.24

Low	24.31	27.15	27.74	25.45

2002	First	Second	Third	Fourth
Net sales	$3,911	$4,095	$4,092	$4,662
Gross margin	751	888	852	911
Income from continuing operations	150	223	228	155
Income (loss) before accounting change	(74)	(136)	147	(68)
Net income (loss)	(583)	(136)	147	(68)
Earnings per share from continuing operations
Basic	$0.38	$0.56	$0.56	$0.38
Diluted	0.37	0.54	0.56	0.38
Earnings (loss) per share before accounting change
Basic	(0.19)	(0.34)	0.36	(0.17)
Diluted	(0.19)	(0.33)	0.36	(0.17)
Earnings (loss) per share
Basic	(1.47)	(0.34)	0.36	(0.17)
Diluted	(1.44)	(0.33)	0.36	(0.17)
Cash dividends per share
Declared	0.20	0.20	0.20	0.20
Paid	0.20	0.20	0.20	0.20
Common stock prices
High	$40.95	$44.52	$38.63	$30.75
Low	30.88	37.54	28.61	26.86

Note: Earnings per share are computed independently for each of the quarters presented, therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

NOTE R: FINANCIAL INSTRUMENTS

At December 31, 2003, the Company recorded forward exchange contracts designated as cash flow hedges at their fair value. Unrealized gains of $76 million were included in noncurrent assets and unrealized losses of $39 million were included in current liabilities. The offset was included in other comprehensive income, net of tax, of which approximately $5 million of net unrealized gains are expected to be reclassified to earnings over the next twelve months as the underlying transactions mature. Gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying assets or liabilities being hedged. The maturity dates of the forward exchange contracts outstanding at December 31, 2003 extend through 2013. Certain immaterial contracts were not designated as effective hedges and therefore were included in other expense. The amount charged to other expense related to these contracts was less than $1 million in 2003 and 2002.

In 2003, the Company entered into interest rate swaps, as described in Note I, Notes Payable and Long-term Debt. These interest rate swaps were designated as fair value hedges. There was no hedge ineffectiveness during 2003.

The Company has one outstanding interest rate swap agreement related to long-term receivables at Raytheon Aircraft with a notional amount of $33 million that matures in 2004. Under this agreement, the Company pays interest at a fixed rate of 6.2% and receives a variable rate equal to one-month LIBOR. The variable rate applicable to this agreement was 1.2% at December 31, 2003. This interest rate swap is considered a cash flow hedge. At December 31, 2003, the Company had recorded the interest rate swap at fair value consisting of an unrealized loss of $1 million included in current liabilities with the offset included in other comprehensive income, net of tax, which is expected to be reclassified to earnings over the next twelve months. The ineffective portion was not material in 2003, 2002, and 2001.

Major currencies and the approximate amounts associated with foreign exchange contracts consisted of the following at December 31:

	2003		2002
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$485	$210	$438	$149
Canadian Dollars	95	38	7	1
European Euros	47	31	22	31
Arab Emirates Dirham	20	45	—	—
Australian Dollars	14	9	8	6
Swiss Francs	4	44	—	31
Norwegian Kroner	4	1	4	—
All other	1	—	1	—

Total	$670	$378	$480	$218

Buy amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign exchange contracts that do not involve U.S. dollars have been converted to U.S. dollars for disclosure purposes.

Foreign currency forward contracts, used only to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts, have maturities at various dates through 2013 as follows: $617 million in 2004, $180 million in 2005, $106 million in 2006, $56 million in 2007, and $89 million thereafter.

NOTE S: OTHER INCOME AND EXPENSE

The components of other expense (income), net were as follows:

(In millions)	2003	2002	2001
Gain on sale of aviation support business	$(82)	—	$(35)
Loss (gain) on debt repurchase	77	$(2)	24
Equity losses in unconsolidated affiliates	14	26	27
Loss (gain) on sale of investments	7	(4)	—
Space Imaging charge	—	175	—
Gain on sale of recreational marine business	—	—	(39)
Other	51	42	29

Total	$67	$237	$6

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

The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically and, when appropriate, separately with representatives of the independent auditors, Company officers, and the internal auditors to monitor the activities of each.

Upon recommendation of the Audit Committee, PricewaterhouseCoopers LLP, independent auditors, were selected by the Board of Directors to audit the Company’s financial statements and their report follows.

/s/ Edward S. Pliner	/s/ William H. Swanson
Senior Vice President and Chief Financial Officer	Chairman and Chief Executive Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Raytheon Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

January 26, 2004, except as to the second paragraph of Note B as to which the date is February 23, 2004, the last paragraph of Note J as to which the date is February 11, 2004 and the last paragraph of Note K as to which the date is March 1, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, generally, the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s SEC reports.

There has been no change in the Company’s internal control over financial reporting during the Company’s fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the directors of the Company is contained in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders under the captions “The Board of Directors and Board Committees” and “Election of Directors” and is incorporated herein by reference. Information regarding the executive officers of the Company is contained in Part I, Item 4(A) of this Form 10-K. Information required by Item 405 of Regulation S-K is contained in the Company’s definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information required by Item 401 of Regulation S-K regarding the Company’s Audit Committee Financial Expert is contained in the Company’s definitive proxy statement under the captions “The Board of Directors and Board Committees” and “Audit Committee” and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all its directors, officers, employees and representatives. Information regarding the Company’s code of ethics is contained in the Company’s definitive proxy statement for the 2004 Meeting of Stockholders under the captions “The Board of Directors and Board Committees” and “Code of Ethics” and is incorporated herein by reference.

Item 11. Executive Compensation

This information is contained in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Pension Plans” and “Executive Employment Agreements” and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and for directors and executive officers is contained in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference.

Information regarding shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans is contained in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

This information is contained in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information is contained in the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption “Independent Auditors” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements and Schedules

(1)	The following financial statements of Raytheon Company are included in Item 8 of this Form 10-K:

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements for the Year Ended December 31, 2003

(2)	List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(3)	The report of Raytheon’s independent auditors with respect to the above referenced financial statements may be found in Item 8 on page 67 of this Form 10-K. The auditor’s consent with respect to the above-referenced financial statement schedule appears in Exhibit 23 to this report on Form 10-K.

(b)	Reports on Form 8-K

Raytheon Company Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2003.

(c)	Exhibits

3.1	Raytheon Company Restated Certificate of Incorporation, restated as of April 2, 2002 filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-85648, is hereby incorporated by reference.

3.2	Raytheon Company Amended and Restated By-Laws, as amended through June 25, 2003 filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

3.3	Raytheon Company Certificate of Designation of Preferences and Rights of Series B Junior Participating Preferred Stock filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-85648, is hereby incorporated by reference.

4.1	Indenture relating to Senior Debt Securities dated as of July 3,1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to Former Raytheon’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.2	Indenture relating to Subordinated Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to Former Raytheon’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.3	Supplemental Indenture dated as of December 17, 1997 between Raytheon Company and The Bank of New York, Trustee filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

4.4	Second Supplemental Indenture, dated as of May 9, 2001, between Raytheon Company and the Bank of New York, filed as an exhibit to Raytheon’s Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

4.5	Form of Senior Debt Securities filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.6	Form of Subordinated Debt Securities filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333- 58474, is hereby incorporated by reference.

4.7	Certificate of Trust of RC Trust I filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.8	Amended and Restated Declaration of Trust of RC Trust I, dated as of May 9, 2001, among Raytheon Company, The Bank of New York as initial Property Trustee, The Bank of New York (Delaware) as initial Delaware Trustee, and the Regular Trustee, filed as an exhibit to Raytheon’s Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

4.9	Certificate of Trust of RC Trust II filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.10	Declaration of Trust of RC Trust II filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.11	Purchase Contract Agreement dated May 9, 2001, filed as an exhibit to Raytheon’s filing on Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

4.12	Form of Preferred Security filed as an exhibit to Raytheon’s Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

4.13	Pledge Agreement dated May 9, 2001, among Raytheon Company, Bank One Trust Company, N.A., as Collateral Agent, Custodial Agent and Securities Intermediary and the Bank of New York, as Purchase Contract Agent, filed as an exhibit to Raytheon’s Form 8-K/A, dated May 10, 2001, is hereby incorporated by reference.

4.14	Remarketing Agreement among Raytheon Company, The Bank of New York as Purchase Contract Agent, and Citigroup Global Markets Inc., J.P. Morgan Securities, Inc., UBS Securities LLC, Credit Lyonnais Securities (USA) Inc., Lazard Frères & Co. LLC, and the Royal Bank of Scotland plc dated February 9, 2004.*

10.1	Raytheon Company 1976 Stock Option Plan, as amended, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.2	Raytheon Company 1991 Stock Plan, as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is hereby incorporated by reference.

10.3	Raytheon Company 1995 Stock Option Plan, as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 4, 1999, is hereby incorporated by reference.

10.4	Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-52535, is hereby incorporated by reference.

10.5	Plan for Granting Stock Options in Substitution for Stock Options Granted by Texas Instruments Incorporated, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.6	Plan for Granting Stock Options in Substitution for Stock Options Granted by Hughes Electronics Corporation, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.7	Raytheon Company 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.8	Raytheon Company Deferral Plan for Directors, filed as an exhibit to Former Raytheon’s Registration Statement on Form S-8, File No. 333-22969, is hereby incorporated by reference.

10.9	Form of Executive Change in Control Severance Agreement between the Company and each of the following executives: Keith J. Peden, James E. Schuster and William H. Swanson, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.10	Form of Executive Change in Control Severance Agreement between the Company and each of the following executives: Richard A. Goglia, Edward S. Pliner, Rebecca R. Rhoads, and Gregory S. Shelton, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.11	Employment Agreement between Raytheon Company and Daniel P. Burnham, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is hereby incorporated by reference.

10.12	Severance Agreement between Raytheon Company and Daniel P. Burnham, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is hereby incorporated by reference.

10.13	Amendment to William H. Swanson’s Change in Control Severance Agreement, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.

10.14	Employment Agreement between Raytheon Company and Edward S. Pliner, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.15	Employment Agreement between Raytheon Company and Keith J. Peden, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.16	Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, is hereby incorporated by reference.

10.17	Amendment dated October 22, 2003 to the Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.18	Form of Executive Change in Control Severance Agreement between the Company and each of the following executives: Bryan J. Even, Louise L. Francesconi, Charles E. Franklin, Michael D. Keebaugh, Jack R. Kelble, and Colin Schottlaender, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.19	Executive Change in Control Severance Agreement between the Company and Thomas M. Culligan, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.20	Employment Agreement between Raytheon Company and Thomas M. Culligan, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.21	Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.22	Amendment to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.23	Form of Executive Change in Control Severance Agreement between the Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, is hereby incorporated by reference.

10.24	Transition Agreement between Raytheon Company and Franklyn A. Caine dated, January 3, 2003, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.25	Transition Agreement between Raytheon Company and Neal E. Minahan dated, December 20, 2002, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.26	Raytheon Company Executive Severance Policy, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.27	364 Day Competitive Advance and Revolving Credit Facility dated as of November 24, 2003, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.*

10.28	Five-Year Competitive Advance and Revolving Credit Facility dated as of November 28, 2001, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.29	First Amendment to the Five-Year Competitive Advance and Revolving Credit Facility dated as of November 28, 2001, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is hereby incorporated by reference.

10.30	Second Amendment to the Five-Year Competitive Advance and Revolving Credit Facility dated as of November 25, 2002, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.31	Third Amendment to the Five-Year Competitive Advance and Revolving Credit Facility dated as of July 18, 2003, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, is hereby incorporated by reference.

10.32	Fourth Amendment to the Five Year Competitive Advance and Revolving Credit Facility dated as of November 7, 2003, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.33	Raytheon Savings and Investment Plan, as amended and restated effective January 1, 1999, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

10.34	Raytheon Savings and Investment Plan, as amended and restated effective January 1, 2000, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is hereby incorporated by reference.

10.35	Raytheon Employee Savings and Investment Plan, as amended and restated effective January 1, 1999, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated by reference.

10.36	Raytheon Excess Savings Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-56117, is hereby incorporated by reference.

10.37	Raytheon Deferred Compensation Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-56117, is hereby incorporated by reference.

10.38	Guarantee Agreement, dated as of May 9, 2001, between Raytheon Company and The Bank of New York as initial Guarantee Trustee, filed as an exhibit to Raytheon’s Form 8-K, dated May 10, 2001, is hereby incorporated by reference.

10.39	Raytheon Supplemental Executive Retirement Plan, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.40	Settlement Agreement between Raytheon Company, Raytheon Engineers and Constructors International, Inc. and Washington Group International, Inc. dated January 23, 2002, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.41	Fifth Amended and Restated Purchase and Sale Agreement between General Aviation Receivables Corporation, Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Credit Corporation, Receivables Capital Corporation and Bank of America, N.A., dated September 1, 2003.*

12	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges for the year ended December 31, 2003. *

21	Subsidiaries of Raytheon Company. *

23	Consent of Independent Auditors.*

24	Power of Attorney.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Edward S. Pliner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of Edward S. Pliner pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

(Exhibits marked with two asterisks (**) are deemed to be furnished and not filed.)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYTHEON COMPANY

/s/ EDWARD S. PLINER
Edward S. Pliner Senior Vice President and Chief Financial Officer for the Registrant

Dated: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ WILLIAM H. SWANSON William H. Swanson	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ BARBARA M. BARRETT Barbara M. Barrett	Director	March 15, 2004

/s/ FERDINAND COLLOREDO-MANSFELD Ferdinand Colloredo-Mansfeld	Director	March 15, 2004

/s/ JOHN M. DEUTCH John M. Deutch	Director	March 15, 2004

/s/ THOMAS E. EVERHART Thomas E. Everhart	Director	March 15, 2004

/s/ FREDERIC M. POSES Frederic M. Poses	Director	March 15, 2004

/s/ WARREN B. RUDMAN Warren B. Rudman	Director	March 15, 2004

/s/ MICHAEL C. RUETTGERS Michael C. Ruettgers	Director	March 15, 2004

/s/ RONALD L. SKATES Ronald L. Skates	Director	March 15, 2004

/s/ WILLIAM R. SPIVEY William R. Spivey	Director	March 15, 2004

/s/ LINDA G. STUNTZ Linda G. Stuntz	Director	March 15, 2004

/s/ JOHN H. TILELLI, JR. John H. Tilelli, Jr.	Director	March 15, 2004

/s/ EDWARD S. PLINER Edward S. Pliner	Senior Vice President and Chief Financial Officer	March 15, 2004

/s/ BIGGS C. PORTER Biggs C. Porter	Vice President and Controller (Principal Accounting Officer)	March 15, 2004