Form 10-Q
period 2004-03-28
RAYTHEON CO/
filed 2004-04-29
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2004

or

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

Number of shares of common stock outstanding as of March 28, 2004: 420,651,784

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RAYTHEON COMPANY

BALANCE SHEETS (Unaudited)

	March 28, 2004	Dec. 31, 2003
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$340	$661
Accounts receivable, less allowance for doubtful accounts	446	485
Contracts in process	3,441	2,762
Inventories	2,003	1,998
Deferred federal and foreign income taxes	524	466
Prepaid expenses and other current assets	103	154
Assets from discontinued operations	55	59

Total current assets	6,912	6,585
Property, plant, and equipment, net	2,681	2,711
Deferred federal and foreign income taxes	244	337
Goodwill	11,478	11,479
Other assets, net	2,447	2,556

Total assets	$23,762	$23,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$13	$15
Advance payments, less contracts in process	1,188	1,038
Accounts payable	757	833
Accrued salaries and wages	711	767
Other accrued expenses	1,098	1,153
Liabilities from discontinued operations	68	43

Total current liabilities	3,835	3,849
Accrued retiree benefits and other long-term liabilities	3,237	3,281
Long-term debt	6,538	6,517
Subordinated notes payable	859	859
Stockholders’ equity	9,293	9,162

Total liabilities and stockholders’ equity	$23,762	$23,668

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions except per share amounts)
Net sales	$4,676	$4,201

Cost of sales	3,984	3,480
Administrative and selling expenses	326	302
Research and development expenses	115	106

Total operating expenses	4,425	3,888

Operating income	251	313

Interest expense	117	143
Interest income	(12)	(12)
Other expense, net	—	23

Non-operating expense, net	105	154

Income from continuing operations before taxes	146	159
Federal and foreign income taxes	45	48

Income from continuing operations	101	111

Loss from discontinued operations, net of tax	(14)	(16)

Income before accounting change	87	95
Cumulative effect of change in accounting principle, net of tax	41	—

Net income	$128	$95

Earnings per share from continuing operations
Basic	$0.24	$0.27
Diluted	$0.24	$0.27

Earnings per share
Basic	$0.31	$0.23
Diluted	$0.30	$0.23

Dividends declared per share	$0.20	$0.20

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions)
Cash flows from operating activities
Income from continuing operations	$101	$111
Adjustments to reconcile income from continuing operations to net cash used in operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	101	89
Deferred federal and foreign income taxes	7	33
Net gain on sales of operating units and investments	(4)	—
Savings and investment plan activity	47	45
Decrease in accounts receivable	40	142
Increase in contracts in process	(676)	(604)
Increase in inventories	(3)	(10)
Decrease in prepaid expenses and other current assets	51	27
Increase in advance payments	151	60
Decrease in accounts payable	(75)	(84)
Decrease in accrued salaries and wages	(55)	(87)
Decrease in other accrued expenses	(37)	(118)
Other adjustments, net	142	(39)

Net cash used in operating activities from continuing operations	(210)	(435)
Net cash provided by (used in) operating activities from discontinued operations	9	(305)

Net cash used in operating activities	(201)	(740)

Cash flows from investing activities
Origination of financing receivables	(22)	(51)
Collection of financing receivables not sold	117	155
Expenditures for property, plant, and equipment	(60)	(58)
Capitalized expenditures for internal use software	(25)	(21)
Increase in other assets	—	(1)
Space Imaging debt guarantee payment	—	(130)
Payment for purchase of acquired companies, net of cash received	(70)	(40)
Proceeds from sales of operating units and investments	4	—

Net cash used in investing activities	(56)	(146)

Cash flows from financing activities
Dividends	(83)	(83)
(Decrease) increase in short-term debt and other notes	(3)	1,150
Issuance of long-term debt, net of offering costs	—	418
Repayments of long-term debt	—	(775)
Issuance of common stock	4	17
Proceeds under common stock plans	18	2

Net cash (used in) provided by financing activities	(64)	729

Net decrease in cash and cash equivalents	(321)	(157)
Cash and cash equivalents at beginning of year	661	544

Cash and cash equivalents at end of period	$340	$387

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company (the “Company”) have been prepared on substantially the same basis as the Company’s annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The information furnished has been prepared from the accounts of the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Employee Stock Plans

In 2004, the Company established the Long-Term Performance Plan (LTPP) which provides awards of common stock to the Company’s senior leadership when specific pre-established levels of Company performance are achieved over a three-year performance cycle. The LTPP replaces a similar program which utilized performance-based stock options. The 2004 through 2006 performance goals, which are independent of each other and equally weighted, are based on two metrics: free cash flow over a three-year period and total shareholder return relative to a peer group over a three-year period. The ultimate award, which is determined at the end of the three-year performance cycle, can range from zero to 200 percent of the aggregate target award of 570,000 shares.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for the Company’s stock option plans, however, stock-based compensation expense has been recorded for restricted stock and the LTPP. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions except per share amounts)
Reported net income	$128	$95
Stock-based compensation expense included in reported net income, net of tax	2	1
Compensation expense determined under the fair value method for all stock- based awards, net of tax	(16)	(17)

Pro forma net income	$114	$79

Reported basic earnings per share	$0.31	$0.23
Reported diluted earnings per share	$0.30	$0.23

Pro forma basic earnings per share	$0.27	$0.19
Pro forma diluted earnings per share	$0.27	$0.19

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for stock options granted in the first three months of 2004:

Expected life	4 years
Assumed annual dividend growth rate	—
Expected volatility	35%
Assumed annual forfeiture rate	8%

The risk free interest rate (month-end yields on 4-year treasury strips equivalent zero coupon) ranged from 2.4% to 2.9% in the first three months of 2004.

3. Inventories

Inventories consisted of the following at:

	March 28, 2004	Dec. 31, 2003
	(In millions)
Finished goods	$647	$669
Work in process	1,071	1,023
Materials and purchased parts	285	306

Total	$2,003	$1,998

Inventories at Raytheon Aircraft, Raytheon Airline Aviation Services, and Flight Options totaled $1,668 million at March 28, 2004 (consisting of $627 million of finished goods, $823 million of work in process, and $218 million of materials and parts) and $1,603 million at December 31, 2003 (consisting of $647 million of finished goods, $717 million of work in process, and $239 million of materials and parts).

The Company uses lot accounting for new aircraft introductions. The size of the initial lot for the Beechcraft Premier I, the only aircraft for which the Company is currently utilizing lot accounting, is 200 units. Costs incurred on in-process and delivered aircraft in excess of the estimated average cost were included in inventories and totaled $89 million and $91 million at March 28, 2004 and December 31, 2003, respectively.

The Company anticipates certification and first delivery of the Horizon aircraft by year-end 2004. The Company had inventories of $120 million and $103 million at March 28, 2004 and December 31, 2003, respectively, related to the Horizon aircraft.

4. Product Warranty

Warranty provisions related to aircraft sales are determined based upon an estimate of costs that may be incurred under warranty and other post-sales support programs. Activity related to aircraft warranty provisions was as follows:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions)
Balance at beginning of year	$39	$27
Accruals for aircraft deliveries	5	5
Warranty services provided	(8)	(5)

Balance at end of period	$36	$27

5. Notes Payable and Long-term Debt

In the first quarter of 2004, the Company entered into various interest rate swaps that correspond to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. The $400 million notional value of the interest rate swaps effectively converted that portion of the Company’s total debt to variable rate debt.

In the first quarter of 2003, the Company issued $425 million ($418 million net of offering costs) of long-term debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit.

6. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	March 28, 2004	Dec. 31, 2003
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	4	4
Additional paid-in capital	8,489	8,421
Accumulated other comprehensive income	(2,176)	(2,194)
Treasury stock	(6)	(6)
Retained earnings	2,982	2,937

Total	$9,293	$9,162

Outstanding shares of common stock	420.7	418.1

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the statement of cash flows. During the first three months of 2004, the Company issued 1.7 million shares of common stock related to its savings and investment plans and 0.9 million shares in connection with stock plan activity.

The weighted-average shares outstanding for basic and diluted earnings per share (EPS) were as follows:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In thousands)
Average common shares outstanding for basic EPS	418,579	408,491
Dilutive effect of stock options, restricted stock, and equity security units	2,722	2,620

Shares for diluted EPS	421,301	411,111

Stock options to purchase 29.6 million and 35.1 million shares of common stock for the three months ended March 28, 2004 and March 30, 2003, respectively, did not affect the computation of diluted EPS. The exercise prices for these stock options were greater than the average market price of the Company’s common stock during the respective periods.

Stock options to purchase 14.2 million and 7.4 million shares of common stock for the three months ended March 28, 2004 and March 30, 2003, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, and equity security units in the table above.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions)
Net income	$128	$95
Other comprehensive income	18	13

Comprehensive income	$146	$108

7. Pension and Other Employee Benefits

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle was a gain of $53 million pretax for pension benefits and a gain of $10 million pretax for other postretirement benefits. Using the Company’s year end as the measurement date for pension and other postretirement benefit plans more appropriately reflects the plans’ financial status for the years then ended. In the first three months of 2004, the total cumulative effect of change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.10 per basic and diluted share.

The following adjusts reported income from continuing operations and basic and diluted earnings per share (EPS) from continuing operations as if the change in accounting principle had been applied prior to the periods presented:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions except per share amounts)
Reported income from continuing operations	$101	$111
Change in accounting principle, net of tax	—	(17)

Adjusted income from continuing operations	$101	$94

Reported basic EPS from continuing operations	$0.24	$0.27
Change in accounting principle, net of tax	—	(0.04)

Adjusted basic EPS from continuing operations	$0.24	$0.23

Reported diluted EPS from continuing operations	$0.24	$0.27
Change in accounting principle, net of tax	—	(0.04)

Adjusted diluted EPS from continuing operations	$0.24	$0.23

The following adjusts reported net income and basic and diluted income per share as if the change in accounting principle had been applied prior to the periods presented:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions except per share amounts)
Reported net income	$128	$95
Change in accounting principle, net of tax	(41)	(17)

Adjusted net income	$87	$78

Reported basic income per share	$0.31	$0.23
Change in accounting principle, net of tax	(0.10)	(0.04)

Adjusted basic income per share	$0.21	$0.19

Reported diluted income per share	$0.30	$0.23
Change in accounting principle, net of tax	(0.10)	(0.04)

Adjusted diluted income per share	$0.20	$0.19

The Company has pension plans covering the majority of its employees, including certain employees in foreign countries (Pension Benefits). In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The following outlines the components of net periodic benefit cost of the Company’s domestic and foreign Pension Benefits plans:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions)
Service cost	$85	$68
Interest cost	204	200
Expected return on plan assets	(214)	(243)
Amortization of prior service cost	5	5
Recognized net actuarial loss	106	49

Net periodic benefit cost	$186	$79

Net periodic benefit cost also includes expense from foreign pension plans of $8 million and $5 million in the first three months of 2004 and 2003, respectively.

The Company expects total contributions (required and discretionary) to the Pension Benefits plans to be approximately $400 million in 2004.

The following outlines the components of net periodic benefit cost of the Company’s domestic and foreign Other Benefits plans:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions)
Service cost	$4	$4
Interest cost	25	27
Expected return on plan assets	(7)	(7)
Amortization of transition asset	6	6
Amortization of prior service cost	(13)	(11)
Recognized net actuarial loss	13	10

Net periodic benefit cost	$28	$29

On December 8, 2003, Medicare reform legislation (the “Legislation”) was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. Because of significant uncertainties about accounting issues raised by the Legislation, the eventual regulations required to implement the Legislation, and the Legislation’s overall effect on plan participants’ behavior and the level of health care costs, the Company has not reflected any potential effects of the Legislation. Specific authoritative guidance on accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information.

8. Business Segment Reporting

Reportable segments have been determined based upon product lines and are as follows: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, Technical Services, Aircraft, and Other. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes certain Company-wide accruals and intersegment sales and profit eliminations.

Segment financial results were as follows:

	Net Sales Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions)
Integrated Defense Systems	$839	$654
Intelligence and Information Systems	494	462
Missile Systems	965	857
Network Centric Systems	720	771
Space and Airborne Systems	1,013	894
Technical Services	474	491
Aircraft	374	361
Other	175	40
Corporate and Eliminations	(378)	(329)

Total	$4,676	$4,201

Defense businesses after eliminations	$4,127	$3,800

Intersegment sales in the first three months of 2004 and 2003, respectively, included $34 million and $38 million for Integrated Defense Systems, $11 million and $9 million for Intelligence and Information Systems, $4 million and $1 million for Missile Systems, $100 million and $63 million for Network Centric Systems, $94 million and $89 million for Space and Airborne Systems, and $135 million and $129 million for Technical Services. Aircraft net sales do not include intersegment sales to Flight Options of $19 million in the first three months of 2004.

	Operating Income Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions)
Integrated Defense Systems	$94	$74
Intelligence and Information Systems	45	41
Missile Systems	107	101
Network Centric Systems	55	62
Space and Airborne Systems	129	104
Technical Services	31	36
Aircraft	(28)	(35)
Other	(15)	(3)
FAS/CAS Pension Adjustment	(121)	(28)
Corporate and Eliminations	(46)	(39)

Total	$251	$313

Defense businesses after eliminations	$426	$390

Aircraft operating income does not include profit on intersegment aircraft sales to Flight Options (FO) until the underlying aircraft has been sold by FO.

	Operating Margin Three Months Ended
	March 28, 2004	March 30, 2003
Integrated Defense Systems	11.2%	11.3%
Intelligence and Information Systems	9.1	8.9
Missile Systems	11.1	11.8
Network Centric Systems	7.6	8.0
Space and Airborne Systems	12.7	11.6
Technical Services	6.5	7.3
Aircraft	(7.5)	(9.7)
Other	(8.6)	(7.5)
FAS/CAS Pension Adjustment
Corporate and Eliminations

Total	5.4%	7.5%

Defense businesses after eliminations	10.3%	10.3%

	Free Cash Flow Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions)
Integrated Defense Systems	$(129)	$(13)
Intelligence and Information Systems	(45)	(87)
Missile Systems	(41)	(219)
Network Centric Systems	(129)	(173)
Space and Airborne Systems	(115)	(50)
Technical Services	16	6
Aircraft	(20)	4
Other	—	4
Corporate	168	14

Total	$(295)	$(514)

Defense businesses	$(443)	$(536)

Free cash flow, defined as operating cash flow less capital expenditures and capitalized expenditures for internal use software, is used by the Company to evluate cash flow performance by the segments. Corporate free cash flow includes the difference between amounts charged to the segments for interest and taxes on an intercompany basis and the amounts actually paid by the Company.

	Identifiable Assets
	March 28, 2004	Dec. 31, 2003
	(In millions)
Integrated Defense Systems	$1,821	$1,657
Intelligence and Information Systems	1,935	1,910
Missile Systems	4,396	4,339
Network Centric Systems	3,770	3,653
Space and Airborne Systems	4,064	3,910
Technical Services	1,385	1,399
Aircraft	2,831	2,812
Other	907	912
Corporate	2,598	3,017
Discontinued Operations	55	59

Total	$23,762	$23,668

9. Other Expense, net

The components of other expense, net were as follows:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions)
Gain on sale of aviation support business	$(4)	$—
Equity (income) losses, net in unconsolidated affiliates	(2)	13
Other	6	10

Total	$—	$23

10. Discontinued Operations

In March 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program. At March 28, 2004, the balance of these retained assets was $38 million consisting of one aircraft and certain receivables. The Company has reached an agreement to sell this aircraft and the sale is expected to be completed in the third quarter of 2004.

In the first three months of 2004 and 2003, the Company recorded charges related to AIS of $3 million and $5 million, respectively, as a result of continued difficulty the Company has been experiencing liquidating the BBJ-related assets. The Company also recorded other charges of $4 million related to AIS in the first three months of 2004.

The components of assets and liabilities related to AIS were as follows:

	March 28, 2004	Dec. 31, 2003
	(In millions)
Current assets	$55	$59

Total assets	$55	$59

Current liabilities	$5	$6

Total liabilities	$5	$6

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). In May 2001, WGI filed for bankruptcy protection. As a result, the Company was required to perform various contract and lease obligations in connection with a number of different projects under letters of credit, surety bonds, and guarantees (Support Agreements) that it had provided to project owners and other parties.

Two of the projects involving Support Agreements are the Mystic Station and Fore River projects in Massachusetts (the “Massachusetts Projects”). On February 23, 2004, the Company closed on a settlement agreement regarding the Massachusetts Projects with the project owners and other interested parties. The settlement included, among other things, a payment to the Company of approximately $30 million, the return to the Company of approximately $73 million in letters of credit the Company had provided to the project owners, and a release of various claims related to the Massachusetts Projects. Under the settlement, the Company remained responsible for all subcontractor and vendor claims for the period prior to the settlement. The project owners assumed responsibility for all post-settlement obligations related to the Massachusetts Projects, including completing construction and all punch list and warranty obligations. The Company believes that the obligations retained on the Massachusetts Projects are not material. The Company did not record any gain or loss on this settlement or any charges in connection with the Massachusetts Projects in the first quarter of 2004. In the first three months of 2003, the Company recorded charges of $12 million in connection with the Massachusetts Projects.

In addition to the Massachusetts Projects, the Company has or had obligations under Support Agreements on a number of other projects. For several of these projects, the Company has entered into settlement agreements that resolve the Company’s obligations under the related Support Agreements. On a number of these projects, the Company is continuing close-out efforts, which includes warranty obligations, commercial closeout, and claims resolution. Finally, there are Support Agreements on projects where WGI is continuing to perform work and these could present risk to the Company if WGI fails to meet its obligations in connection with those projects. In the first three months of 2004, the Company recorded net charges of $4 million related to the other projects. There were no charges related to these projects in the first three months of 2003.

In performing its obligations under the remaining Support Agreements, the Company has various risks and exposures, including delays, equipment and subcontractor performance, warranty closeout, various liquidated damages issues, collection of amounts due under contracts, and potential adverse claims resolution under various contracts and leases.

In the first three months of 2004 and 2003, the Company recorded net charges of $10 million and $8 million, respectively, for program management, legal, and other costs related to RE&C.

Liabilities from discontinued operations included net current liabilities for RE&C of $63 million and $37 million at March 28, 2004 and December 31, 2003, respectively.

In the first three months of 2004, the total loss from discontinued operations was $21 million pretax, $14 million after-tax, or $0.03 per basic and diluted share, versus $25 million pretax, $16 million after-tax, or $0.04 per basic and diluted share in the first three months of 2003.

11. Commitments and Contingencies

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $119 million. Discounted at 8.5 percent, the Company estimates the liability to be $72 million before U.S. government recovery and had this amount accrued at March 28, 2004. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $47 million at March 28, 2004 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations. Approximately $1,303 million, $793 million, and $390 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at March 28, 2004, respectively and $1,316 million, $890 million, and $389 million were outstanding at December 31, 2003, respectively. These instruments expire on various dates through 2007. At March 28, 2004, the amount of guarantees, letters of credit, and surety bonds, for which there were stated values, that remained outstanding was $98 million, $73 million, and $285 million, respectively, related to discontinued operations and are included in the numbers above. Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

In late 1999, the Company and two of its officers were named as defendants in several class action lawsuits which were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants (the “Consolidated Complaint”). The Consolidated Complaint principally alleges that the defendants violated federal securities laws by making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the purported class period. In March 2000, the court certified the class of plaintiffs as those people who purchased the Company’s stock between October 7, 1998 and October 12, 1999. In August 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. In March 2003, the plaintiff filed an amendment to the Consolidated Complaint (the “Second Consolidated and Amended Complaint”) which sought to add the Company’s independent auditor as an additional defendant. In May 2003, the court issued an order dismissing one of the two claims that had been asserted against the Company’s independent auditor. In February 2004, the Company and the individual defendants filed a motion for summary judgment which the plaintiff opposed. The Company’s independent auditor also filed a motion for summary judgment which the plaintiff opposed. The court heard arguments on the summary judgment motions in April 2004 and denied the motions. The court has scheduled a trial to begin in May 2004.

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

In July 2001, the Company was named as a nominal defendant and all of its directors at the time have been named as defendants in two identical purported derivative lawsuits. These lawsuits were consolidated into one action (the “Consolidated Amended Derivative Complaint”) in January 2004 and contain allegations similar to those included in the WGI Complaint and further allege that the individual defendants breached fiduciary duties to the Company and failed to maintain systems necessary for prudent management and control of the Company’s operations. The defendants filed a motion to dismiss the Consolidated Amended Derivative Complaint.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Net sales were $4.7 billion in the first quarter of 2004 versus $4.2 billion in the first quarter of 2003. The increase in sales was due to higher U.S. Department of Defense (DoD) expenditures in the Company’s defense businesses, primarily Integrated Defense Systems, Missile Systems, and Space and Airborne Systems. Sales to the U.S. DoD were 70 percent of sales in the first quarter of 2004 versus 67 percent of sales in the first quarter of 2003. Total sales to the U.S. government, including foreign military sales, were 76 percent of sales in the first quarter of 2004 versus 77 percent of sales in the first quarter of 2003. Total international sales, including foreign military sales, were 19 percent of sales in the first quarter of 2004 and 2003.

Gross margin, net sales less cost of sales, in the first quarter of 2004 was $692 million or 14.8 percent of sales versus $721 million or 17.2 percent of sales in the first quarter of 2003. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $121 million and $28 million of expense in the first quarter of 2004 and 2003, respectively. The decrease in gross margin as a percent of sales was due to the increase in the FAS/CAS Pension Adjustment. The change in the FAS/CAS Pension Adjustment was due primarily to the reduction in the Company’s discount rate assumption under SFAS No. 87 and the actual rate of return on pension plan assets over the last several years.

Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions, outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans, which are determined by other factors. A major factor in determining pension funding requirements are Cost Accounting Standards (CAS) that proscribe the allocation to and recovery of pension costs on U.S. government contracts. The difference between SFAS No. 87 (FAS) pension expense or income and CAS pension expense is reported as a separate line item in the Company’s segment results called FAS/CAS Pension Adjustment. The results for each segment only include pension expense as determined under CAS, which can generally be recovered through the pricing of products and services to the U.S. government.

Administrative and selling expenses were $326 million or 7.0 percent of sales in the first quarter of 2004 versus $302 million or 7.2 percent of sales in the first quarter of 2003.

Research and development expenses were $115 million or 2.5 percent of sales in the first quarter of 2004 versus $106 million or 2.5 percent of sales in the first quarter of 2003.

Operating income was $251 million or 5.4 percent of sales in the first quarter of 2004 versus $313 million or 7.5 percent of sales in the first quarter of 2003. The changes in operating income by segment are discussed below.

Interest expense in the first quarter of 2004 was $117 million versus $143 million in the first quarter of 2003. The decrease in interest expense in 2004 was primarily due to lower average debt.

Other expense, net in the first quarter of 2003 was $23 million and included $13 million of equity losses related to Flight Options which was consolidated in June 2003. Other expense, net also includes equity losses in other unconsolidated affiliates.

The effective tax rate was 30.8 percent and 30.2 percent in the first quarter of 2004 and 2003, respectively, reflecting the U.S. statutory rate of 35 percent reduced by ESOP dividend deductions, export-related tax benefits, and research and development tax credits applicable to certain government contracts.

Income from continuing operations was $101 million in the first quarter of 2004, or $0.24 per diluted share on 421.3 million average shares outstanding versus $111 million in the first quarter of 2003, or $0.27 per diluted share on 411.1 million average shares outstanding. The increase in average shares outstanding was due primarily to benefit plan-related activity in 2003.

The loss from discontinued operations, described below in Discontinued Operations, was $14 million after-tax, or $0.03 per diluted share in the first quarter of 2004 versus $16 million after-tax, or $0.04 per diluted share in the first quarter of 2003.

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle was a gain of $53 million pretax for pension benefits and a gain of $10 million pretax for other postretirement benefits. Using the Company’s year end as the measurement date for pension and other postretirement benefit plans more appropriately reflects the plans’ financial status for the years then ended. In the first quarter of 2004, the total cumulative effect of change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.10 per diluted share.

Net income in the first quarter of 2004 was $128 million, or $0.30 per diluted share versus $95 million, or $0.23 per diluted share in the first quarter of 2003.

Segment Results

Integrated Defense Systems (IDS) had sales of $839 million in the first quarter of 2004 versus $654 million in the first quarter of 2003. The increase in sales was due to continued growth in DD(X), the Navy’s future destroyer program, and strong sales on missile defense programs. Operating income was $94 million in the first quarter of 2004 versus $74 million in the first quarter of 2003.

Intelligence and Information Systems had sales of $494 million in the first quarter of 2004 versus $462 million in the first quarter of 2003. The increase in sales was due to growth in classified programs, the NPOESS (National Polar-orbiting Operational Environmental Satellite Systems) program, and the DCGS (Distributed Common Ground System) program. Operating income was $45 million in the first quarter of 2004 versus $41 million in the first quarter of 2003.

Missile Systems (MS) had sales of $965 million in the first quarter of 2004 versus $857 million in the first quarter of 2003. The increase in sales was due to work on the Standard Missile – 3 and Phalanx programs. Operating income was $107 million in the first quarter of 2004 versus $101 million in the first quarter of 2003. The decline in operating margin in 2004 was due to the wind-down of cost recovery for prior year restructuring actions. The costs related to these restructuring actions were accrued in 1997 through 2000, but are being recovered through the pricing of products and services to the U.S. government over a five year period. The wind-down of this recovery will be substantially complete in 2005.

Network Centric Systems had sales of $720 million in the first quarter of 2004 versus $771 million in the first quarter of 2003. This decline is attributable to reduced sales in the Air Traffic Management Systems business and Communications business. Operating income was $55 million in the first quarter of 2004 versus $62 million in the first quarter of 2003. The decline in operating margin in the first quarter of 2004 was due to several programs recording lower margin in the first quarter of 2004 than in the first quarter of 2003.

Space and Airborne Systems (SAS) had sales of $1,013 million in the first quarter of 2004 versus $894 million in the first quarter of 2003. The increase in sales was due to growth in classified and international programs, including ASTOR. Operating income was $129 million in the first quarter of 2004 versus $104 million in the first quarter of 2003. The increase in operating margin in 2004 was due to increased sales on higher margin international programs.

Technical Services had sales of $474 million in the first quarter of 2004 versus $491 million in the first quarter of 2003. The decrease in sales was due to the completion in 2003 of a major base and range program. Operating income was $31 million in the first quarter of 2004 versus $36 million in the first quarter of 2003.

IDS, MS, and SAS had sales growth rates in the first quarter of 2004 above the growth rates expected for the remainder of the year due to program timing factors. The current market environment is consistent with the Company’s planning assumptions and performance for the defense businesses, however, rising budget deficits, costs associated with current U.S. DoD operations overseas, and other issues affecting the U.S. DoD budget may represent a risk to future performance.

Raytheon Aircraft had sales of $374 million in the first quarter of 2004 versus $361 million in the first quarter of 2003. The increase in sales was due to lower new aircraft sales more than offset by higher used aircraft sales. The operating loss was $28 million in the first quarter of 2004 versus $35 million in the first quarter of 2003. The reduction in the operating loss was due to productivity and cost savings initiatives implemented throughout 2003 and during the first quarter of 2004. The Company has made a significant investment in its Premier aircraft, the realization of which is contingent upon future sales at forecasted prices and reductions in production costs on future deliveries. The Company continues to monitor the development costs and certification and delivery schedule of the Horizon aircraft with anticipated certification and first delivery by year-end 2004.

The Other segment had sales of $175 million in the first quarter of 2004 versus $40 million in the first quarter of 2003. The Other segment had an operating loss of $15 million in the first quarter of 2004 versus $3 million in the first quarter of 2003. The increase in sales and operating loss was primarily due to the consolidation of Flight Options in June 2003.

In June 2003, the Company participated in a financial recapitalization of Flight Options (FO) and exchanged certain FO debt for equity. As a result of this recapitalization, the Company now owns approximately 65 percent of FO, is consolidating FO’s results in its financial statements, and has committed to invest certain additional capital on an as needed basis for 18 months and provide collateralized aircraft and retail financing for three years. The Company’s additional capital commitment is $21 million. Flight Options expects to utilize $13 million of this capital commitment to fund operations in 2004.

At March 28, 2004 and December 31, 2003, the Company’s exposure on commuter-related assets was approximately $635 million consisting of 345 aircraft and approximately $650 million consisting of 349 aircraft, respectively.

The general aviation market appears to have stabilized at a historically low demand level, therefore, the Company remains concerned about changes in market conditions and the Company’s ability to sell its general aviation, commuter, and fractional products. Specific risks include the levels of used aircraft available for sale, pricing pressure, and the demand for the Company’s product offerings.

Backlog consisted of the following at:

	March 28, 2004	Dec. 31, 2003
	(In millions)
Integrated Defense Systems	$6,534	$6,526
Intelligence and Information Systems	3,969	3,899
Missile Systems	7,795	5,028
Network Centric Systems	3,447	3,259
Space and Airborne Systems	5,599	4,865
Technical Services	1,507	1,510
Aircraft	2,233	2,279
Other	161	176

Total	$31,245	$27,542

Defense businesses included above	$28,851	$22,437

U.S. government backlog included above	$25,551	$21,353

Funded backlog included above	$17,934	$17,532

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

Gross bookings were as follows:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(In millions)
Integrated Defense Systems	$786	$904
Intelligence and Information Systems	553	678
Missile Systems	3,742	1,610
Network Centric Systems	827	800
Space and Airborne Systems	1,682	792
Technical Services	331	260
Aircraft	425	306
Other	159	30

Total	$8,505	$5,380

Defense businesses included above	$7,921	$5,044

MS booked $2.1 billion for the Kinetic Energy Interceptor system contract and SAS booked over $1 billion on several classified contracts in the first quarter of 2004.

Discontinued Operations

In March 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program. At March 28, 2004, the balance of these retained assets was $38 million consisting of one aircraft and certain receivables. The Company has reached an agreement to sell this aircraft and the sale is expected to be completed in the third quarter of 2004.

In the first quarter of 2004 and 2003, the Company recorded charges related to AIS of $3 million and $5 million, respectively, as a result of continued difficulty the Company has been experiencing liquidating the BBJ-related assets. The Company also recorded other charges of $4 million related to AIS in the first quarter of 2004.

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). In May 2001, WGI filed for bankruptcy protection. As a result, the Company was required to perform various contract and lease obligations in connection with a number of different projects under letters of credit, surety bonds, and guarantees (Support Agreements) that it had provided to project owners and other parties.

Two of the projects involving Support Agreements are the Mystic Station and Fore River projects in Massachusetts (the “Massachusetts Projects”). On February 23, 2004, the Company closed on a settlement agreement regarding the Massachusetts Projects with the project owners and other interested parties. The settlement included, among other things, a payment to the Company of approximately $30 million, the return to the Company of approximately $73 million in letters of credit the Company had provided to the project owners, and a release of various claims related to the Massachusetts Projects. Under the settlement, the Company remained responsible for all subcontractor and vendor claims for the period prior to the settlement. The project owners assumed responsibility for all post-settlement obligations related to the Massachusetts Projects, including completing construction and all punch list and warranty obligations. The Company believes that the obligations retained on the Massachusetts Projects are not material. The Company did not record any gain or loss on this settlement or any charges in connection with the Massachusetts Projects in the first quarter of 2004. In the first quarter of 2003, the Company recorded charges of $12 million in connection with the Massachusetts Projects.

In addition to the Massachusetts Projects, the Company has or had obligations under Support Agreements on a number of other projects. For several of these projects, the Company has entered into settlement agreements that resolve the Company’s obligations under the related Support Agreements. On a number of these projects, the Company is continuing close-out efforts, which includes warranty obligations, commercial closeout, and claims resolution. Finally, there are Support Agreements on projects where WGI is continuing to perform work and these could present risk to the Company if WGI fails to meet its obligations in connection with those projects. In the first quarter of 2004, the Company recorded net charges of $4 million related to the other projects. There were no charges related to these projects in the first quarter of 2003.

In performing its obligations under the remaining Support Agreements, the Company has various risks and exposures, including delays, equipment and subcontractor performance, warranty closeout, various liquidated damages issues, collection of amounts due under contracts, and potential adverse claims resolution under various contracts and leases.

In the first quarter of 2004 and 2003, the Company recorded net charges of $10 million and $8 million, respectively, for program management, legal, and other costs related to RE&C.

In the first quarter of 2004, the total loss from discontinued operations was $21 million pretax, $14 million after-tax, or $0.03 per diluted share versus $25 million pretax, $16 million after-tax, or $0.04 per diluted share in the first quarter of 2003.

Net cash provided by operating activities from discontinued operations related to RE&C was $13 million in the first quarter of 2004 versus net cash used in operating activities of $297 million in the first quarter of 2003. The Company expects its operating cash flow to be negatively affected by approximately $50 million in the remainder of 2004 which includes project completion, legal, and management costs related to RE&C. Further increases in project costs may increase the estimated operating cash outflow for RE&C in 2004.

Financial Condition and Liquidity

Net cash used in operating activities was $201 million in the first quarter of 2004 versus $740 million in the first quarter of 2003. Net cash used in operating activities from continuing operations was $210 million in the first quarter of 2004 versus $435 million in the first quarter of 2003. The improvement was due to better working capital management at the defense businesses.

The increase in contracts in process at March 28, 2004 versus December 31, 2003 was due to the planned delay in billings to customers as a result of the ongoing conversion of the Company’s existing financial systems to an integrated financial system and seasonally higher collection activity on U.S. government contracts at the end of the prior year.

Total contributions (required and discretionary) to the Company’s pension plans are expected to be approximately $400 million in 2004.

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the statement of cash flows. During the remainder of 2004, these items may be funded by the issuance of the Company’s common stock or through purchases of the Company’s common stock.

Net cash used in investing activities in the first quarter of 2004 was $56 million versus $146 million in the first quarter of 2003. Origination of financing receivables in the first quarter of 2004 was $22 million versus $51 million in the first quarter of 2003. Collection of financing receivables not sold was $117 million in the first quarter of 2004 versus $155 million in the first quarter of 2003. Capital expenditures were $60 million in the first quarter of 2004 versus $58 million in the first quarter of 2003. Capital expenditures for the full year 2004 are expected to be approximately $475 million. Capitalized expenditures for internal use software were $25 million in the first quarter of 2004 versus $21 million in the first quarter of 2003. Capitalized expenditures for internal use software are expected to be approximately $160 million in 2004 as the Company continues to convert significant portions of existing financial systems to an integrated financial system. In the first quarter of 2004, the Company paid the second installment of $70 million related to the 2003 acquisition of Solipsys Corporation. The final installment of $60 million is due in the first quarter of 2005. In the first quarter of 2003, the Company paid $130 million which fully satisfied the Company’s credit facility guarantee for Space Imaging.

Net cash used in financing activities was $64 million in the first quarter of 2004 versus net cash provided by financing activities of $729 million in the first quarter of 2003. Dividends paid to stockholders were $83 million in the first quarter of 2004 and 2003. The quarterly dividend rate was $0.20 per share for the first quarter of 2004 and 2003.

Capital Structure and Resources

Total debt was $7.4 billion at March 28, 2004 and December 31, 2003. Cash and cash equivalents were $340 million at March 28, 2004 and $661 million at December 31, 2003. Total debt, as a percentage of total capital, was 44.3 percent at March 28, 2004 versus 44.7 percent at December 31, 2003.

In the first quarter of 2003, the Company issued $425 million of long-term debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit.

The Company had outstanding interest rate swap agreements at March 28, 2004 with a notional value of $650 million that expire on various dates from 2007 to 2013. Under the interest rate swaps, the Company pays variable rates of interest based on six-month LIBOR, and receives fixed rates of interest ranging from 3.4% to 4.8%. In April 2004, the Company entered into additional interest rate swap agreements with a notional value of $50 million.

The Company’s most restrictive financial bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, to be at least 2.5 times net interest expense for the prior four quarters. In the third quarter of 2004 and thereafter, the interest coverage ratio will require EBITDA to be at least 3.0 times net interest expense for the prior four quarters. The Company was in compliance with the interest coverage ratio covenant during the first quarter of 2004. The Company’s bank agreements also have other default and cross-default provisions including failure to make payments on indebtedness, failure to make payments under guarantees, and judgments against the Company, each of which is subject to a $50 million aggregate threshold and also applies to the Company’s consolidated subsidiaries.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.7 billion at March 28, 2004 and December 31, 2003. There were no borrowings under these lines of credit at March 28, 2004 and December 31, 2003, however, the Company had approximately $200 million of outstanding letters of credit at March 28, 2004 which effectively reduced the Company’s borrowing capacity under the lines of credit to $2.5 billion. In early April 2004, the Company issued approximately $70 million of commercial paper at rates lower than those available under the Company’s lines of credit.

In May 2001, the Company issued 17,250,000, 8.25% equity security units for $50 per unit totaling $837 million, net of offering costs of $26 million. The net proceeds of the offering were used to reduce debt and for general corporate purposes. Each equity security unit consists of a contract to purchase shares of the Company’s common stock on May 15, 2004, which will result in cash proceeds to the Company of $863 million, and a mandatorily redeemable equity security, with a stated liquidation amount of $50 due on May 15, 2006, which will require a cash payment by the Company of $863 million. The contract obligates the holder to purchase, for $50, shares of common stock equal to the settlement rate. The settlement rate is equal to $50 divided by the average market value of the Company’s common stock at that time. The settlement rate cannot be greater than 1.8182 or less than 1.4903 shares of common stock per purchase contract. The terms of the equity security units required that the mandatorily redeemable equity securities be remarketed. On February 11, 2004, the mandatorily redeemable equity securities were remarketed and the quarterly distribution rate was reset at 7.0%. The Company did not receive any proceeds from the remarketing. The proceeds were pledged to collateralize the holders’ obligations under the contract to purchase the Company’s common stock on May 15, 2004.

The Company’s need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. Cash and cash equivalents, cash flow from operations, proceeds from divestitures, and other available financing resources are expected to be sufficient to meet anticipated operating, capital expenditure, and debt service requirements. In addition, the Company may, from time to time, utilize excess cash balances to repurchase debt or common stock as warranted by market conditions.

Risk Factors

The following are some of the factors the Company believes could cause actual results to differ materially from expected and historical results.

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

In 2003, sales to international customers accounted for approximately 19% of our net sales. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements

•	fluctuations in foreign currency exchange rates

•	delays in placing orders

•	the complexity and necessity of using foreign representatives and consultants

•	the uncertainty of adequate and available transportation

•	the uncertainty of the ability of foreign customers to finance purchases

•	uncertainties and restrictions concerning the availability of funding credit or guarantees

•	imposition of tariffs or embargoes, export controls and other trade restrictions

•	the difficulty of management and operation of an enterprise spread over various countries

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad

•	economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships, and military and political alliances

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

We may incur additional charges relating to our former Engineering and Construction Businesses.

We have significant outstanding letters of credit, surety bonds, guarantees and other support agreements related to a number of contracts and leases of our engineering and construction business unit (E&C Businesses), which we sold to Washington Group International in July 2000. There are risks that the costs incurred on these projects will increase beyond the Company’s estimates because of factors such as: equipment and subcontractor performance; risks associated with completing punch lists and warranty closeout; potential adverse resolution of claims and closeout issues under various contracts and leases; our lack of construction industry expertise due to the sale of the E&C Businesses; the recoverability and collection of claims and the outcome of defending claims asserted against us; and the risks inherent in the final resolution and closeout of large long-term fixed price contracts. While these potential obligations, liabilities and risks or the impact of them are difficult to predict, any one or more of these factors could have a material adverse impact on our financial condition.

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

Our operating results may vary significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may fluctuate as a result of considerations that are difficult to forecast, such as:

•	volume and timing of product orders received and delivered

•	levels of product demand

•	consumer and government spending patterns

•	the timing of contract receipt and funding

•	our ability and the ability of our key suppliers to respond to changes in customer orders

•	timing of our new product introductions and the new product introductions of our competitors

•	changes in the mix of our products

•	cost and availability of components and subsystems

•	price erosion

•	adoption of new technologies and industry standards

•	competitive factors, including pricing, availability and demand for competing products

•	fluctuations in foreign currency exchange rates

•	conditions in the capital markets and the availability of project financing

•	regulatory developments

•	general economic conditions, particularly the cyclical nature of the general aviation market in which we participate

•	our ability to obtain licenses from the U.S. government to sell products abroad

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, including any statements relating to the Company’s future plans, objectives, and projected future financial performance, contain or are based on, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Specifically, statements that are not historical facts, including statements accompanied by words such as “believe,” “expect,” “estimate,” “intend,” or “plan,” variations of these words, and similar expressions, are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and actual results may differ materially. Given these uncertainties, readers of this report should not rely on forward-looking statements. Forward-looking statements also represent the Company’s estimates and assumptions only as of the date that they were made. The Company expressly disclaims any current intention to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this report. Important factors that could cause actual results to differ include, but are not limited to those discussed in the immediately preceding section of this report, under “Risk Factors.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market exposures are to interest rates and foreign exchange rates.

The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial and investment banks primarily to manage interest rates associated with the Company’s financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks to fix the dollar value of commitments and payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at March 28, 2004 and March 30, 2003, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $1 million and $2 million, respectively, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at March 28, 2004 and March 30, 2003, which was subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer,

of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 28, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner, as appropriate, to material information required to be included in the Company’s SEC reports.

In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to or has property subject to litigation and other proceedings referenced in “Note 11 – Commitments and Contingencies” of the Notes to Financial Statements (Unaudited) included in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated in the Form 10-K, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company’s financial position or results of operations.

See the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed description of previously reported actions.

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

Previously Reported Matters

As previously reported, during late 1999, the Company and two of its officers were named as defendants in several purported class action lawsuits. These lawsuits were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants in a Consolidated and Amended Class Action Complaint (the “Consolidated Complaint”) with the caption, In Re Raytheon Securities Litigation (Civil Action No. 12142-PBS), filed in the U.S. District Court in Massachusetts. On March 17, 2003 the named plaintiff filed a Second Consolidated and Amended Complaint which did not change the claims against the Company or the individual defendants, but which sought to add the Company’s independent auditor as an additional defendant. In May 2003, the court issued an order dismissing one of the two claims that had been asserted in the Amended Consolidated Complaint against the Company’s independent auditor. On February 20, 2004, the Company and the individual defendants filed a motion for summary judgment which the plaintiff opposed. The Company’s independent auditor also filed a motion for summary judgment which the plaintiff opposed. The court heard arguments on the summary judgment motions on April 8, 2004 and denied the motions. The court has scheduled a trial to begin in May 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the Company’s common stock from time to time when warranted by market conditions. In 1998, the Board of Directors ratified and reauthorized the repurchase of 2.5 million shares that remained under the original authorization. There have been 11.8 million shares purchased under these authorizations through March 28, 2004. There have been no shares repurchased under this program since 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

23.1	Preferability Letter of Independent Auditors.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward S. Pliner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1.	Current report on Form 8-K filed on January 27, 2004.

The Company furnished information contained in its press release dated January 27, 2004 related to the Company’s financial results for quarter ended December 31, 2003.

2.	Current report on Form 8-K filed on April 2, 2004

The Company furnished information reflecting comparative historic results on a quarterly basis under the Company’s current segment structure.

3.	Current report on Form 8-K filed on April 29, 2004.

The Company furnished information contained in its press release dated April 29, 2004 related to the Company’s financial results for quarter ended March 28, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY (Registrant)

By:	/s/ Biggs C. Porter
Biggs C. Porter Vice President and Corporate Controller (Chief Accounting Officer)

April 29, 2004

Exhibit List

Exhibit No.	Description
23.1	Preferability Letter of Independent Auditors.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward S. Pliner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.