Form 10-Q
period 2004-06-27
RAYTHEON CO/
filed 2004-07-29
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 27, 2004

or

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

Number of shares of common stock outstanding as of June 27, 2004: 451,090,000

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RAYTHEON COMPANY

BALANCE SHEETS (Unaudited)

	June 27, 2004	Dec. 31, 2003
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$1,004	$661
Short-term investments	74	—
Accounts receivable, less allowance for doubtful accounts	424	485
Contracts in process	3,058	2,762
Inventories	2,068	1,998
Deferred federal and foreign income taxes	498	466
Prepaid expenses and other current assets	214	154
Assets from discontinued operations	55	59

Total current assets	7,395	6,585
Property, plant, and equipment, net	2,670	2,711
Deferred federal and foreign income taxes	288	337
Goodwill	11,480	11,479
Other assets, net	2,470	2,556

Total assets	$24,303	$23,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$168	$15
Advance payments, less contracts in process	1,364	1,038
Accounts payable	814	833
Accrued salaries and wages	752	767
Other accrued expenses	1,521	1,153
Liabilities from discontinued operations	64	43

Total current liabilities	4,683	3,849
Accrued retiree benefits and other long-term liabilities	3,251	3,281
Long-term debt	5,896	6,517
Subordinated notes payable	478	859
Stockholders’ equity	9,995	9,162

Total liabilities and stockholders’ equity	$24,303	$23,668

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In millions, except per share amounts)
Net sales	$4,929	$4,429	$9,605	$8,630

Cost of sales	4,105	3,570	8,089	7,050
Administrative and selling expenses	357	345	683	647
Research and development expenses	127	131	242	237

Total operating expenses	4,589	4,046	9,014	7,934

Operating income	340	383	591	696

Interest expense	109	135	226	278
Interest income	(10)	(11)	(22)	(23)
Other expense (income), net	363	(8)	363	15

Non-operating expense, net	462	116	567	270

Income (loss) from continuing operations before taxes	(122)	267	24	426
Federal and foreign income taxes	(28)	81	17	129

Income (loss) from continuing operations	(94)	186	7	297
Loss from discontinued operations, net of tax	(14)	(86)	(28)	(102)

Income (loss) before accounting change	(108)	100	(21)	195
Cumulative effect of change in accounting principle, net of tax	—	—	41	—

Net income (loss)	$(108)	$100	$20	$195

Earnings (loss) per share from continuing operations
Basic	$(0.22)	$0.45	$0.02	$0.72
Diluted	$(0.22)	$0.45	$0.02	$0.72
Earnings (loss) per share
Basic	$(0.25)	$0.24	$0.05	$0.48
Diluted	$(0.25)	$0.24	$0.05	$0.47

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 27, 2004	June 29, 2003
	(In millions)
Cash flows from operating activities
Income from continuing operations	$7	$297
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	209	181
Deferred federal and foreign income taxes	2	62
Net gain on sales of operating units and investments	(4)	(27)
Savings and investment plan activity	73	112
Decrease in accounts receivable	61	106
Increase in contracts in process	(296)	(453)
(Increase) decrease in inventories	(71)	12
(Increase) decrease in prepaid expenses and other current assets	(60)	11
Increase in advance payments	327	27
(Decrease) increase in accounts payable	(19)	15
Decrease in accrued salaries and wages	(15)	(40)
Increase (decrease) in other accrued expenses	364	(64)
Other adjustments, net	129	82

Net cash provided by operating activities from continuing operations	707	321
Net cash used in operating activities from discontinued operations	(16)	(421)

Net cash provided by (used in) operating activities	691	(100)

Cash flows from investing activities
Origination of financing receivables	(157)	(150)
Collection of financing receivables not sold	254	308
Increase in short-term investments	(74)	—
Expenditures for property, plant, and equipment	(134)	(137)
Proceeds from sales of property, plant, and equipment	—	10
Capitalized expenditures for internal use software	(50)	(49)
Increase in other assets	—	(2)
Space Imaging debt guarantee payment	—	(130)
Payment for purchase of acquired companies, net of cash received	(70)	(40)
Proceeds from sales of operating units and investments	4	40

Net cash used in investing activities	(227)	(150)

Cash flows from financing activities
Dividends	(168)	(165)
Increase in short-term debt and other notes	15	548
Issuance of long-term debt, net of offering costs	—	418
Repayments of long-term debt	(465)	(775)
Repayments of subordinated notes payable	(408)	—
Issuance of common stock	867	35
Proceeds under common stock plans	38	9

Net cash (used in) provided by financing activities	(121)	70

Net increase (decrease) in cash and cash equivalents	343	(180)
Cash and cash equivalents at beginning of year	661	544

Cash and cash equivalents at end of period	$1,004	$364

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

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In millions, except per share amounts)
Reported net income (loss)	$(108)	$100	$20	$195
Stock-based compensation expense included in reported net income, net of tax	2	1	4	2
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(15)	(19)	(31)	(36)

Pro forma net income (loss)	$(121)	$82	$(7)	$161

Reported basic earnings (loss) per share	$(0.25)	$0.24	$0.05	$0.48
Reported diluted earnings (loss) per share	$(0.25)	$0.24	$0.05	$0.47
Pro forma basic earnings (loss) per share	$(0.28)	$0.20	$(0.02)	$0.39
Pro forma diluted earnings (loss) per share	$(0.28)	$0.20	$(0.02)	$0.39

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for stock options granted in the six months ended June 27, 2004:

Expected life	4 years
Assumed annual dividend growth rate	—
Expected volatility	35%
Assumed annual forfeiture rate	8%

The risk free interest rate (month-end yields on 4-year treasury strips equivalent zero coupon) ranged from 2.4% to 3.6% in the first six months of 2004.

3. Inventories

Inventories consisted of the following at:

	June 27, 2004	Dec. 31, 2003
	(In millions)
Finished goods	$706	$669
Work in process	1,092	1,023
Materials and purchased parts	270	306

Total	$2,068	$1,998

Inventories at Raytheon Aircraft, Raytheon Airline Aviation Services, and Flight Options

totaled $1,718 million at June 27, 2004 (consisting of $689 million of finished goods, $827 million of work in process, and $202 million of materials and parts) and $1,603 million at December 31, 2003 (consisting of $647 million of finished goods, $717 million of work in process, and $239 million of materials and parts). General and program specific manufacturing equipment and tooling at Raytheon Aircraft are included in property, plant, and equipment.

The Company uses lot accounting for new aircraft introductions. The size of the initial lot for the Beechcraft Premier I, the only aircraft for which the Company is currently utilizing lot accounting, is 200 units. Costs incurred on in-process and delivered aircraft in excess of the estimated average cost were included in inventories and totaled $96 million and $91 million at June 27, 2004 and December 31, 2003, respectively.

The Company anticipates certification and first delivery of the Horizon aircraft by year-end 2004. The Company had inventories of $130 million and $103 million at June 27, 2004 and December 31, 2003, respectively, related to the Horizon aircraft.

4. Product Warranty

Warranty provisions related to aircraft sales are determined based upon an estimate of costs that may be incurred under warranty and other post-sales support programs.

Activity related to aircraft warranty provisions was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In millions)
Balance at beginning of period	$36	$27	$39	$27
Accruals for aircraft deliveries	9	8	14	13
Warranty services provided	(6)	(7)	(14)	(12)

Balance at end of period	$39	$28	$39	$28

5. Notes Payable and Long-term Debt

In the second quarter of 2004, the Company repurchased long-term debt with a par value of $468 million at a loss of $10 million pretax, which was included in other expense.

In the six months ended June 27, 2004, the Company entered into various interest rate swaps that correspond to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. The $725 million notional value of the interest rate swaps effectively converted that portion of the Company’s total debt to variable rate debt.

In the first quarter of 2003, the Company issued $425 million ($418 million net of offering costs) of long-term debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit.

In July 2004, the Company repurchased long-term debt with a par value of $136 million.

At June 27, 2004, the aggregate amounts of installments due on long-term debt and subordinated notes payable for the next five years are (in millions):

2005	$815
2006	704
2007	1,117
2008	517
2009	—

6. Equity Security Units

In the second quarter of 2004, in accordance with the terms of the Company’s equity security units, the Company received proceeds of $863 million and issued 27.0 million shares of common stock.

The equity security units include a mandatorily redeemable equity security that represents preferred stock of RC Trust I (RCTI), an unconsolidated subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note.

The subordinated notes payable have the same terms as the mandatorily redeemable equity security which represent an undivided interest in the assets of RCTI, a Delaware business trust formed for the purpose of issuing these securities and whose assets consist solely of subordinated notes receivable issued by the Company. In the second quarter of 2004, mandatorily redeemable equity securities with a par value of $409 million were repurchased at a loss of $27 million pretax, which was included in other expense. As a result of these repurchases, the Company’s subordinated notes payable declined by the same amount.

7. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	June 27, 2004	Dec. 31, 2003
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	4	4
Additional paid-in capital	9,406	8,421
Accumulated other comprehensive income	(2,186)	(2,194)
Treasury stock	(12)	(6)
Retained earnings	2,783	2,937

Total	$9,995	$9,162

Outstanding shares of common stock	451.1	418.1

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the statement of cash flows. During the six months ended June 27, 2004, the Company issued 2.5 million shares of common stock related to its savings and investment plans and 3.5 million shares in connection with stock plan activity.

In 2004, the Company changed the general form of its broad-based equity compensation. Prior to 2004, the Company primarily issued stock options, the Company now primarily issues restricted stock. The balance of unearned compensation related to restricted stock was $74 million and $13 million at June 27, 2004 and December 31, 2003, respectively, and is included in equity.

The weighted-average shares outstanding for basic and diluted earnings per share (EPS) were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In thousands)
Average common shares outstanding for basic EPS	434,597	411,633	426,588	410,062
Dilutive effect of stock options, restricted stock, and equity security units	—	3,239	2,662	2,744

Shares for diluted EPS	434,597	414,872	429,250	412,806

Stock options to purchase 21.3 million and 31.8 million shares of common stock in the three months ended June 27, 2004 and June 29, 2003, respectively, and options to purchase 22.4 million and 31.8 million shares in the six months ended June 27, 2004 and June 29, 2003, respectively, did not affect the computation of diluted EPS. The exercise prices for these stock options were greater than the average market price of the Company’s common stock during the respective periods.

Average common shares outstanding for diluted EPS for the three months ended June 27, 2004 does not include options to purchase 20.7 million shares of common stock since their inclusion would have an antidilutive effect on EPS. Stock options to purchase 15.7 million shares of common stock in the three months ended June 29, 2003 and options to purchase 19.7 million and 15.5 million shares of common stock in the six months ended June 27, 2004 and June 29, 2003, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, and equity security units in the table above.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In millions)
Net income (loss)	$(108)	$100	$20	$195
Other comprehensive income (loss)	(10)	48	8	61

Comprehensive income (loss)	$(118)	$148	$28	$256

8. Pension and Other Employee Benefits

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle was a gain of $53 million pretax for pension benefits and a gain of $10 million pretax for other postretirement benefits. Using the Company’s year end as the measurement date for pension and other postretirement benefit plans more appropriately reflects the plans’ financial status for the years then ended. In the six months ended June 27, 2004, the total cumulative effect of the change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.10 per basic and diluted share.

The following adjusts reported income (loss) from continuing operations and basic and diluted earnings (loss) per share (EPS) from continuing operations as if the change in accounting principle had been applied prior to the periods presented:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In millions, except per share amounts)
Reported income (loss) from continuing operations	$(94)	$186	$7	$297
Change in accounting principle, net of tax	—	(17)	—	(34)

Adjusted income (loss) from continuing operations	$(94)	$169	$7	$263

Reported basic EPS from continuing operations	$(0.22)	$0.45	$0.02	$0.72
Change in accounting principle, net of tax	—	(0.04)	—	(0.08)

Adjusted basic EPS from continuing operations	$(0.22)	$0.41	$0.02	$0.64

Reported diluted EPS from continuing operations	$(0.22)	$0.45	$0.02	$0.72
Change in accounting principle, net of tax	—	(0.04)	—	(0.08)

Adjusted diluted EPS from continuing operations	$(0.22)	$0.41	$0.02	$0.64

The following adjusts reported net income (loss) and basic and diluted income (loss) per share as if the change in accounting principle had been applied prior to the periods presented:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In millions, except per share amounts)
Reported net income (loss)	$(108)	$100	$20	$195
Change in accounting principle, net of tax	—	(17)	(41)	(34)

Adjusted net income (loss)	$(108)	$83	$(21)	$161

Reported basic EPS	$(0.25)	$0.24	$0.05	$0.48
Change in accounting principle, net of tax	—	(0.04)	(0.10)	(0.08)

Adjusted basic EPS	$(0.25)	$0.20	$(0.05)	$0.40

Reported diluted EPS	$(0.25)	$0.24	$0.05	$0.47
Change in accounting principle, net of tax	—	(0.04)	(0.10)	(0.08)

Adjusted diluted EPS	$(0.25)	$0.20	$(0.05)	$0.39

The Company has pension plans covering the majority of its employees, including certain employees in foreign countries (Pension Benefits). In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The following outlines the components of net periodic benefit cost of the Company’s domestic and foreign Pension Benefits plans:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In millions)
Service cost	$85	$68	$170	$136
Interest cost	204	199	408	399
Expected return on plan assets	(217)	(242)	(431)	(485)
Amortization of prior service cost	4	5	9	10
Recognized net actuarial loss	106	49	212	98

Net periodic benefit cost	$182	$79	$368	$158

Net periodic benefit cost also includes expense from foreign pension plans of $7 million and $5 million in the three months ended June 27, 2004 and June 29, 2003 and $15 million and $10 million in the six months ended June 27, 2004 and June 29, 2003, respectively.

The Company expects total contributions (required and discretionary) to the Pension Benefits plans to be approximately $400 million in 2004.

The following outlines the components of net periodic benefit cost of the Company’s domestic and foreign Other Benefits plans:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In millions)
Service cost	$4	$4	$8	$8
Interest cost	24	27	49	54
Expected return on plan assets	(8)	(7)	(15)	(14)
Amortization of transition asset	6	6	12	12
Amortization of prior service cost	(12)	(11)	(25)	(22)
Recognized net actuarial loss	11	10	24	20

Net periodic benefit cost	$25	$29	$53	$58

On December 8, 2003, Medicare reform legislation (the “Legislation”) was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. The Company’s net periodic benefit cost was reduced by $3 million in the second quarter of 2004 to reflect the impact of the Legislation in accordance with the FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The reduction in the accumulated post retirement benefit obligation as a result of the Legislation was $45 million.

Effective July 1, 2004, the Company amended its Other Benefits plans to coordinate the Company’s retiree prescription drug coverage with the Legislation beginning in 2006. The effect of the amendment on the Company’s net periodic benefit cost is expected to be a $15 million decrease in 2004.

9. Business Segment Reporting

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

Segment financial results were as follows:

	Net Sales Three Months Ended		Net Sales Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In millions)
Integrated Defense Systems	$870	$701	$1,709	$1,355
Intelligence and Information Systems	553	525	1,047	987
Missile Systems	939	833	1,904	1,690
Network Centric Systems	780	716	1,500	1,487
Space and Airborne Systems	985	886	1,998	1,780
Technical Services	496	465	970	956
Aircraft	570	540	944	901
Other	153	112	328	152
Corporate and Eliminations	(417)	(349)	(795)	(678)

Total	$4,929	$4,429	$9,605	$8,630

Defense businesses after eliminations	$4,206	$3,777	$8,333	$7,577

Intersegment sales in the three months ended June 27, 2004 and June 29, 2003, respectively, included $36 million and $33 million for Integrated Defense Systems, $11 million and $8 million for Intelligence and Information Systems, $3 million and $1 million for Missile Systems, $119 million and $72 million for Network Centric Systems, $104 million and $104 million for Space and Airborne Systems, and $144 million and $131 million for Technical Services. Aircraft net sales do not include intersegment aircraft sales to Flight Options of $59 million in the three months ended June 27, 2004.

Intersegment sales in the six months ended June 27, 2004 and June 29, 2003, respectively, included $70 million and $71 million for Integrated Defense Systems, $22 million and $17 million for Intelligence and Information Systems, $7 million and $2 million for Missile Systems, $219 million and $135 million for Network Centric Systems, $198 million and $193 million for Space and Airborne Systems, and $279 million and $260 million for Technical Services. Aircraft net sales do not include intersegment aircraft sales to Flight Options of $78 million in the six months ended June 27, 2004. Flight Options recognizes revenue on sales of fractional shares over the expected life of the customer relationship.

	Operating Income Three Months Ended		Operating Income Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In millions)
Integrated Defense Systems	$104	$80	$198	$154
Intelligence and Information Systems	51	46	96	87
Missile Systems	106	104	213	205
Network Centric Systems	66	20	121	82
Space and Airborne Systems	142	127	271	231
Technical Services	36	34	67	70
Aircraft	23	12	(5)	(23)
Other	(7)	(5)	(22)	(8)
FAS/CAS Pension Adjustment	(118)	(27)	(239)	(55)
Corporate and Eliminations	(63)	(8)	(109)	(47)

Total	$340	$383	$591	$696

Defense businesses after eliminations	$472	$380	$898	$770

Aircraft operating income does not include profit on intersegment aircraft sales to Flight Options (FO) until the underlying aircraft has been sold by FO.

	Operating Margin Three Months Ended		Operating Margin Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Integrated Defense Systems	12.0%	11.4%	11.6%	11.4%
Intelligence and Information Systems	9.2	8.8	9.2	8.8
Missile Systems	11.3	12.5	11.2	12.1
Network Centric Systems	8.5	2.8	8.1	5.5
Space and Airborne Systems	14.4	14.3	13.6	13.0
Technical Services	7.3	7.3	6.9	7.3
Aircraft	4.0	2.2	(0.5)	(2.6)
Other	(4.6)	(4.5)	(6.7)	(5.3)
FAS/CAS Pension Adjustment
Corporate and Eliminations
Total	6.9%	8.6%	6.2%	8.1%

Defense businesses after eliminations	11.3%	10.1%	10.8%	10.2%

	Free Cash Flow Three Months Ended		Free Cash Flow Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In millions)
Integrated Defense Systems	$322	$196	$193	$183
Intelligence and Information Systems	69	61	24	(26)
Missile Systems	233	(60)	192	(279)
Network Centric Systems	56	46	(73)	(127)
Space and Airborne Systems	222	131	107	81
Technical Services	(3)	34	13	40
Aircraft	12	22	(8)	26
Other	(91)	(18)	(91)	(14)
Corporate	$(2)	$237	$166	$251

Total	$818	$649	$523	$135

Government and defense businesses	$899	$408	$456	$(128)

Free cash flow is defined as cash flow from continuing operations less capital expenditures and capitalized expenditures for internal use software. The Company uses free cash flow to evaluate the operating performance of its business and as a component for determining incentive-based compensation. Corporate free cash flow includes the difference between amounts charged to the segments for interest and taxes on an intercompany basis and the amounts actually paid by the Company.

	Identifiable Assets
	June 27, 2004	Dec. 31, 2003
	(In millions)
Integrated Defense Systems	$1,676	$1,657
Intelligence and Information Systems	1,897	1,910
Missile Systems	4,256	4,339
Network Centric Systems	3,780	3,653
Space and Airborne Systems	3,938	3,910
Technical Services	1,398	1,399
Aircraft	2,889	2,812
Other	995	912
Corporate	3,419	3,017
Discontinued Operations	55	59

Total	$24,303	$23,668

10. Other Expense (Income), net

The components of other expense (income), net were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(In millions)
Settlement of class action lawsuit	$325	$—	$325	$—
Loss on debt and subordinated notes payable repurchases	37	—	37	—
Write-down of investments and assets held for sale	—	12	—	12
Gain on sale of aviation support business	—	(27)	(4)	(27)
Equity (income) losses, net in unconsolidated affiliates	(2)	7	(4)	20
Other	3	—	9	10

Total	$363	$(8)	$363	$15

11. Discontinued Operations

In March 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program. At June 27, 2004, the balance of these retained assets was $38 million consisting of one aircraft and certain receivables. The Company has reached an agreement to sell this aircraft and the sale is expected to be completed in the third quarter of 2004.

The Company recorded charges related to AIS of $4 million and $14 million in the three months ended June 27, 2004 and June 29, 2003, respectively, and $11 million and $19 million in the six months ended June 27, 2004 and June 29, 2003, respectively.

The components of assets and liabilities related to AIS were as follows:

	June 27, 2004	Dec. 31, 2003
	(In millions)
Current assets	$55	$59

Total assets	$55	$59

Current liabilities	$6	$6

Total liabilities	$6	$6

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

For several of these projects, the Company has entered into settlement agreements that resolve the Company’s obligations under the related Support Agreements. On a number of these projects, the Company is continuing close-out efforts, which includes warranty obligations, commercial closeout, and claims resolution. There are also Support Agreements on projects where WGI is continuing to perform work and these could present risk to the Company if WGI fails to meet its obligations in connection with those projects.

In performing its obligations under the remaining Support Agreements, the Company has various risks and exposures, including delays, equipment and subcontractor performance, warranty closeout, various liquidated damages issues, collection of amounts due under contracts, and potential adverse claims resolution under various contracts and leases.

In the three months ended June 27, 2004 and June 29, 2003, the Company recorded net charges of $18 million and $13 million, respectively, related to RE&C. In the six months ended June 27, 2004, the Company recorded net charges of $32 million related to RE&C versus $21 million in the six months ended June 29, 2003.

Liabilities from discontinued operations included net current liabilities for RE&C of $58 million and $37 million at June 27, 2004 and December 31, 2003, respectively.

In the three months ended June 27, 2004, the total loss from discontinued operations was $22 million pretax, $14 million after-tax, or $0.03 per basic and diluted share, versus $133 million pretax, $86 million after-tax, or $0.21 per basic and diluted share in the three months ended June 29, 2003.

In the six months ended June 27, 2004, the total loss from discontinued operations was $43 million pretax, $28 million after-tax, or $0.07 per basic and diluted share, versus $158 million pretax, $102 million after-tax, or $0.25 per basic and diluted share in the six months ended June 29, 2003.

12. Commitments and Contingencies

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $122 million. Discounted at 8.5 percent, the Company estimates the liability to be $79 million before U.S. government recovery and had this amount accrued at June 27, 2004. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $43 million at June 27, 2004 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations. Approximately $1,280 million, $843 million, and $382 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at June 27, 2004, respectively and $1,316 million, $890 million, and $389 million were outstanding at December 31, 2003, respectively. These instruments expire on various dates through 2007. At June 27, 2004, the amount of guarantees, letters of credit, and surety bonds, for which there were stated values, that remained outstanding was $96 million, $53 million, and $277 million, respectively, related to discontinued operations and are included in the numbers above compared to $90 million, $146 million, and $283 million, respectively, at December 31, 2003. Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

In late 1999, the Company and two of its officers were named as defendants in several class action lawsuits which were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants (the “Consolidated Complaint”). The Consolidated Complaint principally alleged that the defendants violated federal securities laws by making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the purported class period. In March 2000, the court certified the class of plaintiffs as those people who purchased the Company’s stock between October 7, 1998 and October 12, 1999. In August 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. In March 2003, the plaintiff filed an amendment to the Consolidated Complaint (the “Second Consolidated and Amended Complaint”) which sought to add the Company’s independent auditor as an additional defendant. In May 2003, the court issued an order dismissing one of the two claims that had been asserted against the Company’s independent auditor. In February 2004, the Company and the individual defendants filed a motion for summary judgment which the plaintiff opposed. The Company’s independent auditor also filed a motion for summary judgment which the plaintiff opposed. The court heard arguments on the summary judgment motions in April 2004 and denied the motions. Without admitting any liability or wrongdoing, in May 2004, the Company reached an agreement in principle to settle this class action lawsuit on behalf of the Company and all individual defendants. The terms of the settlement, which must be approved by the court, include a cash payment of $210 million and the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants. Upon final approval, the settlement will resolve all claims asserted against the Company and the individual defendants. In May 2004, the Company’s independent auditor also reached a settlement with the plaintiff, which is also subject to court approval. In connection with the settlement, the Company recorded a charge of $329 million, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement. The charge for the settlement will be revised in future quarters to reflect changes in the fair value of the warrants after they are issued.

In 1999 and 2000, the Company was also named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits. The derivative complaints contain allegations similar to those included in the Consolidated Complaint and further allege that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. In December 2001, the Company and the individual defendants filed a motion to dismiss one of the derivative lawsuits. These actions have since been consolidated, and the plaintiffs have filed a Consolidated Amended Complaint. In April 2003, the defendants filed a motion to dismiss the Consolidated Amended Complaint. Without admitting any liability or wrongdoing, in July 2004 the Company and the individual defendants reached a tentative agreement to settle this derivative action. The settlement, which is subject to court approval, will resolve all claims in the case and is not expected to have a material effect on the Company’s financial position or results of operations.

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

In May 2003, two purported class action lawsuits were filed on behalf of participants in the Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both lawsuits are substantially similar and have been consolidated into a single action. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in the Company’s stock since October 7, 1998. The Second Consolidated Amended ERISA Complaint alleges that the Company, its Pension and Investment Group, and its Investment Committee breached ERISA fiduciary duties by failing to: (1) prudently and loyally manage plan assets, (2) monitor the Pension and Investment Group and the Investment Committee and provide them with accurate information, (3) provide complete and accurate information to plan participants and beneficiaries, and (4) avoid conflicts of interest.

Although the Company believes that it and the other defendants have meritorious defenses to each and all of the aforementioned class action and derivative complaints and intends, except as to tentative settlements noted above, to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations - Second Quarter 2004 Compared with Second Quarter 2003

Net sales were $4.9 billion in the second quarter of 2004 versus $4.4 billion in the second quarter of 2003. The increase in sales was due to higher U.S. Department of Defense (DoD) expenditures in the Company’s defense businesses, primarily Integrated Defense Systems, Missile Systems, and Space and Airborne Systems. Sales to the U.S. DoD were 69 percent of sales in the second quarter of 2004 versus 67 percent of sales in the second quarter of 2003. Total sales to the U.S. government, including foreign military sales, were 75 percent of sales in the second quarter of 2004 and 2003. Total international sales, including foreign military sales, were 17 percent of sales in the second quarter of 2004 versus 18 percent of sales in the second quarter of 2003.

Gross margin, net sales less cost of sales, in the second quarter of 2004 was $824 million or 16.7 percent of sales versus $859 million or 19.4 percent of sales in the second quarter of 2003. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $118 million and $27 million of expense in the second quarter of 2004 and 2003, respectively. The decrease in gross margin as a percent of sales was due to the increase in the FAS/CAS Pension Adjustment. The change in the FAS/CAS Pension Adjustment was due primarily to the reduction in the Company’s discount rate assumption under SFAS No. 87 and the actual rate of return on pension plan assets over the last several years.

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

Administrative and selling expenses were $357 million or 7.2 percent of sales in the second quarter of 2004 versus $345 million or 7.8 percent of sales in the second quarter of 2003.

Research and development expenses were $127 million or 2.6 percent of sales in the second quarter of 2004 versus $131 million or 3.0 percent of sales in the second quarter of 2003.

Operating income was $340 million or 6.9 percent of sales in the second quarter of 2004 versus $383 million or 8.6 percent of sales in the second quarter of 2003. The changes in operating income by segment are discussed below.

Interest expense in the second quarter of 2004 was $109 million versus $135 million in the second quarter of 2003. The decrease in interest expense in 2004 was primarily due to lower average debt.

Other expense, net in the second quarter of 2004 was $363 million versus other income, net of $8 million in the second quarter of 2003. Included in other expense, net in the second quarter of 2004 was a $325 million charge related to the settlement of a securities class action lawsuit described below in Financial Condition and Liquidity and a $37 million charge related to the Company’s repurchase of long-term debt and subordinated notes payable described below in Capital Structure and Resources. Included in other income, net in the second quarter of 2003 was a $27 million gain on the sale of a preferred stock investment in the Company’s former aviation support business offset by $7 million of equity losses related to Flight Options LLC recorded prior to the Consolidation of Flight Options in June 2003 and $12 million of charges to reduce the carrying value of certain investments and assets held for sale. Other expense (income), net also includes equity income and losses in other unconsolidated affiliates.

The effective tax rate was 23.0 percent and 30.3 percent in the second quarter of 2004 and 2003, respectively, reflecting ESOP dividend deductions, export-related tax benefits, and research and development tax credits applicable to certain government contracts. The change in the effective tax rate was primarily due to an $8 million valuation allowance recorded in the second quarter of 2004 related to the anticipated expiration of certain foreign tax credits as a result of the $329 million charge related to the settlement of a securities class action lawsuit described below in Financial Condition and Liquidity.

The loss from continuing operations was $94 million in the second quarter of 2004, or $0.22 per diluted share on 434.6 million average shares outstanding versus income from continuing operations of $186 million in the second quarter of 2003, or $0.45 per diluted share on 414.9 million average shares outstanding. The increase in average shares outstanding was due primarily to common stock issued in connection with the Company’s equity security units described below in Capital Structure and Resources.

The loss from discontinued operations, described below in Discontinued Operations, was $14 million after-tax, or $0.03 per diluted share in the second quarter of 2004 versus $86 million after-tax, or $0.21 per diluted share in the second quarter of 2003.

The net loss in the second quarter of 2004 was $108 million, or $0.25 per diluted share versus net income of $100 million, or $0.24 per diluted share in the second quarter of 2003.

Integrated Defense Systems had sales of $870 million in the second quarter of 2004 versus $701 million in the second quarter of 2003. The increase in sales was due to continued growth in DD(X), the Navy’s future destroyer program, the Cobra Judy Replacement Mission Equipment program, and strong sales on missile defense programs. Operating income was $104 million in the second quarter of 2004 versus $80 million in the second quarter of 2003.

Intelligence and Information Systems had sales of $553 million in the second quarter of 2004 versus $525 million in the second quarter of 2003. The increase in sales was due to growth in the DCGS (Distributed Common Ground System) program, classified programs, and the NPOESS (National Polar-orbiting Operational Environmental Satellite Systems) program. Operating income was $51 million in the second quarter of 2004 versus $46 million in the second quarter of 2003.

Missile Systems had sales of $939 million in the second quarter of 2004 versus $833 million in the second quarter of 2003. The increase in sales was due to work on the Standard Missile – 3 and JSOW (Joint Stand-off Weapon) programs. Operating income was $106 million in the second quarter of 2004 versus $104 million in the second quarter of 2003. The decline in operating margin in 2004 was due primarily to the wind-down of cost recovery for prior year restructuring actions.

Network Centric Systems had sales of $780 million in the second quarter of 2004 versus $716 million in the second quarter of 2003. The increase in sales was due to work on Thermal Weapon Sight programs and higher intercompany sales related to the DD(X) program. Operating income was $66 million in the second quarter of 2004 versus $20 million in the second quarter of 2003. Included in operating income in the second quarter of 2003 were contract adjustments of $40 million due to program performance issues on two programs.

Space and Airborne Systems had sales of $985 million in the second quarter of 2004 versus $886 million in the second quarter of 2003. The increase in sales was primarily due to growth in classified and international programs, including F-15 Japan and Greek ASPIS (Advanced Self Protection Integrated Suite). Operating income was $142 million in the second quarter of 2004 versus $127 million in the second quarter of 2003.

Technical Services had sales of $496 million in the second quarter of 2004 versus $465 million in the second quarter of 2003. The increase in sales was primarily due to increased volume on Jordan IFCS (Integrated Fire Control System). Operating income was $36 million in the second quarter of 2004 versus $34 million in the second quarter of 2003.

Raytheon Aircraft had sales of $570 million in the second quarter of 2004 versus $540 million in the second quarter of 2003. The increase in sales was due to higher new aircraft sales and higher sales on the Joint Primary Aircraft Training System (JPATS) program offset by lower used aircraft sales. Operating income was $23 million in the second quarter of 2004 versus $12 million in the second quarter of 2003. The increase in operating income was due to higher margin on new aircraft sales.

The Other segment had sales of $153 million in the second quarter of 2004 versus $112 million in the second quarter of 2003. The Other segment had an operating loss of $7 million in the second quarter of 2004 versus $5 million in the second quarter of 2003.

Six Months 2004 Compared with Six Months 2003

Net sales in the first six months of 2004 were $9.6 billion versus $8.6 billion in the first six months of 2003. The increase in sales was due to higher U.S. Department of Defense (DoD) expenditures in the Company’s defense businesses, primarily Integrated Defense Systems, Missile Systems, and Space and Airborne Systems. Sales to the U.S. DoD were 70 percent of sales in the first six months of 2004 versus 67 percent of sales in the first six months of 2003. Total sales to the U.S. government, including foreign military sales, were 76 percent of sales in the first six months of 2004 and 2003. Total international sales, including foreign military sales, were 18 percent of sales in the first six months of 2004 versus 19 percent of sales in the first six months of 2003.

Gross margin, net sales less cost of sales, in the first six months of 2004 was $1.5 billion or 15.8 percent of sales versus $1.6 billion or 18.3 percent of sales in the first six months of 2003. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $239 million and $55 million of expense in the first six months of 2004 and 2003, respectively. The decrease in gross margin as a percent of sales was due to the increase in the FAS/CAS Pension Adjustment. The change in the FAS/CAS Pension Adjustment was due primarily to the reduction in the Company’s discount rate assumption under SFAS No. 87 and the actual rate of return on pension plan assets over the last several years.

Administrative and selling expenses were $683 million or 7.1 percent of sales in the first six months of 2004 versus $647 million or 7.5 percent of sales in the first six months of 2003.

Research and development expenses were $242 million or 2.5 percent of sales in the first six months of 2004 versus $237 million or 2.7 percent of sales in the first six months of 2003.

Operating income was $591 million or 6.2 percent of sales in the first six months of 2004 versus $696 million or 8.1 percent of sales in the first six months of 2003. The changes in operating income by segment are discussed below.

Interest expense in the first six months of 2004 was $226 million versus $278 million in the first six months of 2003. The decrease in interest expense in 2004 was primarily due to lower average debt.

Other expense, net in the first six months of 2004 was $363 million versus $15 million in the first six months of 2003. Included in other expense, net in the first six months of 2004 was a $325 million charge related to the settlement of a securities class action lawsuit described below in Financial Condition and Liquidity and a $37 million charge related to the Company’s repurchase of long-term debt and subordinated notes payable described below in Capital Structure and Resources. Included in other expense, net in the first six months of 2003 was a $27 million gain on the sale of a preferred stock investment in the Company’s former aviation support business offset by $20 million of equity losses related to Flight Options recorded prior to the Consolidation of Flight Options in June 2003. Other expense, net also includes equity income and losses in other unconsolidated affiliates.

The effective tax rate was 70.8 percent and 30.3 percent in the first six months of 2004 and 2003, respectively, reflecting the loss of certain foreign tax credits, ESOP dividend deductions, export-related tax benefits, and research and development tax credits applicable to certain government contracts.

Income from continuing operations was $7 million in the first six months of 2004, or $0.02 per diluted share on 429.3 million average shares outstanding versus $297 million in the first six months of 2003, or $0.72 per diluted share on 412.8 million average shares outstanding. The increase in average shares outstanding was due primarily to common stock issued in connection with the Company’s equity security units described below in Capital Structure and Resources.

The loss from discontinued operations, described below in Discontinued Operations, was $28 million after-tax, or $0.07 per diluted share in the first six months of 2004 versus $102 million after-tax, or $0.25 per diluted share in the first six months of 2003.

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle was a gain of $53 million pretax for pension benefits and a gain of $10 million pretax for other postretirement benefits. Using the Company’s year end as the measurement date for pension and other postretirement benefit plans more appropriately reflects the plans’ financial status for the years then ended. In the first six months of 2004, the total cumulative effect of change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.10 per diluted share.

Net income in the first six months of 2004 was $20 million, or $0.05 per diluted share versus $195 million, or $0.47 per diluted share in the first six months of 2003.

Integrated Defense Systems (IDS) had sales of $1,709 million in the first six months of 2004 versus $1,355 million in the first six months of 2003. The increase in sales was due to continued growth in DD(X), the Navy’s future destroyer program, and strong sales on missile defense programs. Operating income was $198 million in the first six months of 2004 versus $154 million in the first six months of 2003.

Intelligence and Information Systems had sales of $1,047 million in the first six months of 2004 versus $987 million in the first six months of 2003. The increase in sales was due to growth in the DCGS (Distributed Common Ground System) program, classified programs, and the NPOESS (National Polar-orbiting Operational Environmental Satellite Systems) program. Operating income was $96 million in the first six months of 2004 versus $87 million in the first six months of 2003.

Missile Systems (MS) had sales of $1,904 million in the first six months of 2004 versus $1,690 million in the first six months of 2003. The increase in sales was due to work on the Standard Missile – 3, Rolling Airframe Missile (RAM) and JSOW programs. Operating income was $213 million in the first six months of 2004 versus $205 million in the first six months of 2003. The decline in operating margin in 2004 was due to the wind-down of cost recovery for prior year restructuring actions. The costs related to these restructuring actions were accrued in 1997 through 2000, but are being recovered through the pricing of products and services to the U.S. government over a five year period. The wind-down of this recovery will be substantially complete in 2005.

Network Centric Systems had sales of $1,500 million in the first six months of 2004 versus $1,487 million in the first six months of 2003. The increase in sales was due to work on Thermal Weapon Sight Programs and higher intercompany sales related to the DD(X) program. This increase was offset by reduced sales in the communications business. Operating income was $121 million in the first six months of 2004 versus $82 million in the first six months of 2003. Included in operating income in the first six months of 2003 were contract adjustments of $50 million due to program performance issues on two programs.

Space and Airborne Systems (SAS) had sales of $1,998 million in the first six months of 2004 versus $1,780 million in the first six months of 2003. The increase in sales was due to growth in classified and international programs, including F-15 Japan, Greek ASPIS, and ASTOR. Operating income was $271 million in the first six months of 2004 versus $231 million in the first six months of 2003.

Technical Services had sales of $970 million in the first six months of 2004 versus $956 million in the first six months of 2003. Operating income was $67 million in the first six months of 2004 versus $70 million in the first six months of 2003.

IDS, MS, and SAS had sales growth rates in the first six months of 2004 above the growth rates expected for the remainder of the year due to program timing factors. The current market environment is consistent with the Company’s planning assumptions and performance for the defense businesses, however, in the longer term, rising budget deficits, costs associated with current U.S. DoD operations overseas, and other issues affecting the U.S. DoD budget may represent a risk to future performance.

Raytheon Aircraft had sales of $944 million in the first six months of 2004 versus $901 million in the first six months of 2003. The increase in sales was due to higher new and used aircraft sales and higher sales on the JPATS program. The operating loss was $5 million in the first six months of 2004 versus $23 million in the first six months of 2003. The reduction in the operating loss was due to higher margin on new aircraft sales as well as productivity and cost savings initiatives implemented throughout 2003 and during the first six months of 2004. The Company has made a significant investment in its Premier and Horizon aircraft, the realization of which is contingent upon future sales at forecasted prices and reductions in production costs on future deliveries. The Company continues to monitor the development costs and certification and delivery schedule of the Horizon aircraft with anticipated certification and first delivery by year-end 2004.

The Other segment had sales of $328 million in the first six months of 2004 versus $152 million in the first six months of 2003. The Other segment had an operating loss of $22 million in the first six months of 2004 versus $8 million in the first six months of 2003. The increase in sales and operating loss was primarily due to the consolidation of Flight Options in June 2003.

In June 2003, the Company participated in a financial recapitalization of Flight Options and exchanged certain Flight Options debt for equity. As a result of this recapitalization, the Company now owns approximately 65 percent of Flight Options, is consolidating Flight Options’ results in its financial statements, and has committed to invest certain additional capital on an as needed basis for 18 months and provide collateralized aircraft and retail financing for three years. The Company’s additional capital commitment is $9 million. Flight Options expects to utilize the remainder of this capital commitment to fund operations in 2004.

At June 27, 2004 and December 31, 2003, the Company’s exposure on commuter-related assets was approximately $615 million consisting of 334 aircraft and approximately $650 million consisting of 349 aircraft, respectively.

The general aviation market appears to be improving after having hit recent low levels of demand but the Company remains concerned about changes in market conditions and the Company’s ability to sell its general aviation, commuter, and fractional products. Specific risks include the levels of used aircraft available for sale, pricing pressure, and the demand for the Company’s product offerings.

Total backlog consisted of the following at:

	June 27, 2004	Dec. 31, 2003
	(In millions)
Integrated Defense Systems	$6,691	$6,526
Intelligence and Information Systems	3,833	3,899
Missile Systems	8,139	5,028
Network Centric Systems	3,557	3,259
Space and Airborne Systems	5,895	4,865
Technical Services	1,392	1,510
Aircraft	2,457	2,279
Other	178	176

Total	$32,142	$27,542

Defense businesses included above	$29,507	$25,087

U.S. government backlog included above	$25,705	$21,353

Funded backlog consisted of the following at:

	June 27, 2004	Dec. 31, 2003
	(In millions)
Integrated Defense Systems	$3,222	$3,318
Intelligence and Information Systems	930	655
Missile Systems	4,366	4,069
Network Centric Systems	2,711	2,488
Space and Airborne Systems	4,015	3,801
Technical Services	930	858
Aircraft	2,457	2,279
Other	178	176

Total	$18,809	$17,644

Defense businesses included above	$16,174	$15,189

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

Gross bookings were as follows:

	Six Months Ended
	June 27, 2004	June 29, 2003
	(In millions)
Integrated Defense Systems	$1,838	$1,927
Intelligence and Information Systems	959	1,102
Missile Systems	5,030	2,346
Network Centric Systems	1,749	1,465
Space and Airborne Systems	2,764	1,418
Technical Services	557	551
Aircraft	1,276	729
Other	313	125

Total	$14,486	$9,663

Defense businesses included above	$12,897	$8,809

MS booked $2.1 billion for the Kinetic Energy Interceptor system contract, SAS booked over $1 billion on several classified contracts, and Aircraft booked an order totaling more than $300 million for 40 new Hawker mid-size and light business jets in the first six months of 2004.

Discontinued Operations

In March 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program. At June 27, 2004, the balance of these retained assets was $38 million consisting of one aircraft and certain receivables. The Company has reached an agreement to sell this aircraft and the sale is expected to be completed in the third quarter of 2004.

The Company recorded charges related to AIS of $4 million and $14 million in the second quarter of 2004 and 2003, respectively, and $11 million and $19 million in the first six months of 2004 and 2003, respectively.

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

For several of these projects, the Company has entered into settlement agreements that resolve the Company’s obligations under the related Support Agreements. On a number of these projects, the Company is continuing close-out efforts, which includes warranty obligations, commercial closeout, and claims resolution. There are also Support Agreements on projects where WGI is continuing to perform work and these could present risk to the Company if WGI fails to meet its obligations in connection with those projects.

In performing its obligations under the remaining Support Agreements, the Company has various risks and exposures, including delays, equipment and subcontractor performance, warranty closeout, various liquidated damages issues, collection of amounts due under contracts, and potential adverse claims resolution under various contracts and leases.

In the second quarter of 2004 and 2003, the Company recorded net charges of $18 million and $13 million, respectively, for program management, legal, and other costs related to RE&C. In the first six months of 2004, the Company recorded net charges of $32 million for program management, legal, other costs, and other project costs related to RE&C versus $21 million for program management, legal, and other costs related to RE&C in the first six months of 2003.

In the second quarter of 2004, the total loss from discontinued operations was $22 million pretax, $14 million after-tax, or $0.03 per basic and diluted share, versus $133 million pretax, $86 million after-tax, or $0.21 per basic and diluted share in the second quarter of 2003.

In the first six months of 2004, the total loss from discontinued operations was $43 million pretax, $28 million after-tax, or $0.07 per basic and diluted share, versus $158 million pretax, $102 million after-tax, or $0.25 per basic and diluted share in the first six months of 2003.

Financial Condition and Liquidity

Net cash provided by operating activities was $691 million in the first six months of 2004 versus net cash used in operating activities of $100 million in the first six months of 2003. Net cash provided by operating activities from continuing operations was $707 million in the first six months of 2004 versus $321 million in the first six months of 2003. The improvement was due to the receipt of advances on international programs at IDS and SAS, the receipt of performance-based payments at MS, and better working capital management at the defense businesses. In addition, the improvement was due to the planned delay in billings to customers in the first six months of 2003 as a result of the implementation of a new integrated financial system at MS.

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the statement of cash flows. In the second quarter of 2004, the Company began funding its 401(k) plan match with cash.

Total contributions (required and discretionary) to the Company’s pension plans are expected to be approximately $400 million in 2004.

Net cash used in operating activities from discontinued operations related to RE&C was $10 million in the first six months of 2004 versus $412 million in the first six months of 2003. The Company expects its operating cash flow to be negatively affected by approximately $45 million in the remainder of 2004 related to RE&C.

Net cash used in investing activities in the first six months of 2004 was $227 million versus $150 million in the first six months of 2003. Origination of financing receivables in the first six months of 2004 was $157 million versus $150 million in the first six months of 2003. Collection of financing receivables not sold was $254 million in the first six months of 2004 versus $308 million in the first six months of 2003.

Capital expenditures were $134 million in the first six months of 2004 versus $137 million in the first six months of 2003. Capital expenditures for the full year 2004 are expected to be approximately $435 million. Capitalized expenditures for internal use software were $50 million in the first six months of 2004 versus $49 million in the first six months of 2003. Capitalized expenditures for internal use software are expected to be approximately $140 million in 2004 as the Company continues to convert significant portions of existing financial systems to an integrated financial system.

In the first quarter of 2004, the Company paid the second installment of $70 million related to the 2003 acquisition of Solipsys Corporation. The final installment of $60 million is due in the first quarter of 2005. In the first quarter of 2003, the Company paid $130 million which fully satisfied the Company’s credit facility guarantee for Space Imaging.

Net cash used in financing activities was $121 million in the first six months of 2004 versus net cash provided by financing activities of $70 million in the first six months of 2003. Dividends paid to stockholders were $168 million in the first six months of 2004 versus $165 million in the first six months of 2003. The quarterly dividend rate was $0.20 per share for the first two quarters of 2004 and 2003.

In May 2004, the Company reached an agreement in principle to settle a securities class action lawsuit. The terms of the settlement, which must be approved by the court, included a cash payment of $210 million, which is expected to be made in the third quarter of 2004, and the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and are expected to be issued in the first half of 2005. The actual number of warrants issued will depend on the stock price at the time of distribution. In connection with the settlement, the Company recorded a charge of $329 million, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement.

Capital Structure and Resources

Total debt was $6.5 billion at June 27, 2004 compared with $7.4 billion at December 31, 2003. Cash, cash equivalents, and short-term investments were $1,078 million at June 27, 2004 and $661 million at December 31, 2003. Total debt as a percentage of total capital was 39.6 percent at June 27, 2004 versus 44.7 percent at December 31, 2003.

In the second quarter of 2004, the Company repurchased long-term debt and subordinated notes payable with a par value of $877 million at a loss of $37 million pretax.

In the first quarter of 2003, the Company issued $425 million of long-term debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit.

The Company had outstanding interest rate swap agreements at June 27, 2004 with a notional value of $725 million that expire on various dates from 2008 to 2013. Under the interest rate swaps, the Company pays variable rates of interest based on six-month LIBOR, and receives fixed rates of interest ranging from 3.5% to 5.2%.

The Company’s most restrictive financial bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, to be at least 2.5 times net interest expense for the prior four quarters. In the third quarter of 2004 and thereafter, the interest coverage ratio will require EBITDA to be at least 3.0 times net interest expense for the prior four quarters. The Company was in compliance with the interest coverage ratio covenant during the first six months of 2004. The Company’s bank agreements also have other default and cross-default provisions including failure to make payments on indebtedness, failure to make payments under guarantees, and judgments against the Company, each of which is subject to a $50 million aggregate threshold and also applies to the Company’s consolidated subsidiaries.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.3 billion at June 27, 2004 and $2.7 billion at December 31, 2003. There were no borrowings under these lines of credit at June 27, 2004 and December 31, 2003, however, the Company had approximately $200 million of outstanding letters of credit at June 27, 2004 which effectively reduced the Company’s borrowing capacity under the lines of credit to $2.1 billion.

In the second quarter of 2004, in accordance with the terms of the Company’s equity security units, the Company received proceeds of $863 million and issued 27.0 million shares of common stock.

The Company has on file a shelf registration with the Securities and Exchange Commission of which $1.3 billion remained outstanding at June 27, 2004. A substantial portion of the remaining availability under the shelf registration is expected to be used as common stock is issued upon the exercise of the warrants expected to be issued in connection with the settlement of the class action lawsuit described above in Financial Condition and Liquidity.

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

Generally, government contracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We can give no assurance that one or more of our government contracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new government contracts to offset the revenues lost as a result of any termination of our contracts. As our revenues are dependent on our procurement, performance, and payment under our contracts, the loss of one or more critical contracts could have a negative impact on our financial condition.

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

The influence of any of these factors, which are largely beyond our control, could also negatively impact our financial condition. We may also experience problems associated with advanced designs required by the government which may result in unforeseen technological difficulties and cost overruns. Failure to overcome these technological difficulties and the occurrence of cost overruns would have a negative impact on our results.

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

In 2003, sales to international customers accounted for approximately 19% of our net sales. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements

•	fluctuations in foreign currency exchange rates

•	delays in placing orders

•	the complexity and necessity of using foreign representatives and consultants

•	the uncertainty of adequate and available transportation

•	the uncertainty of the ability of foreign customers to finance purchases

•	uncertainties and restrictions concerning the availability of funding credit or guarantees

•	imposition of tariffs or embargoes, export controls, and other trade restrictions

•	the difficulty of management and operation of an enterprise spread over various countries

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad

•	economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships, and military and political alliances

While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We may not be successful in obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments.

Licenses for the export of many of our products are required from government agencies in accordance with various statutory authorities, including the Export Administration Act of 1979, the International Emergency Economic Powers Act, the Trading with the Enemy Act of 1917, and the Arms Export Control Act of 1976. We can give no assurance that we will be successful in obtaining these necessary licenses in order to conduct business abroad. In the case of certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify the Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, the Congress may take action to block the proposed sale.

Competition within our markets may reduce our procurement of future contracts and our sales.

The military and commercial industries in which we operate are highly competitive. Our competitors range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms. Several established and emerging companies offer a variety of products for applications similar to those of our products. Our competitors may have more extensive or more specialized engineering, manufacturing, and marketing capabilities than we do in some areas. There can be no assurance that we can continue to compete effectively with these firms. In addition, some of our largest customers could develop the capability to manufacture products similar to products that we manufacture. This would result in these customers supplying their own products and competing directly with us for sales of these products, all of which could significantly reduce our revenues and seriously harm our business.

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

Specifically, at Raytheon Aircraft Company, our future success is dependent on our ability to meet scheduled timetables for the development, certification, and delivery of new product offerings.

We believe that, in order to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new technology. Due to the design complexity of our products, we may in the future experience delays in completing development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products. The possibility that our competitors might develop new technology or products might cause our existing technology and products to become obsolete. If we fail in our new product development efforts or our products fail to achieve market acceptance more rapidly than our competitors, our revenues will decline and our business, financial condition, and results of operations will be negatively affected.

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

U.S. government agencies such as the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

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

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may adversely affect future financial performance.

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

Incorrect underlying assumptions, circumstances, or estimates concerning the selection of the initial lot size or changes in market condition, along with a failure to realize predicted unit costs from cost reduction initiatives and repetition of task and production techniques as well as supplier cost reductions, may adversely affect future financial performance.

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

We have significant outstanding letters of credit, surety bonds, guarantees, and other support agreements related to a number of contracts and leases of our engineering and construction business unit (E&C Businesses), which we sold to Washington Group International in July 2000. There are risks that the costs incurred on these projects will increase beyond the Company’s estimates because of factors such as equipment and subcontractor performance, risks associated with completing punch lists and warranty closeout; potential adverse resolution of claims and closeout issues under various contracts and leases; our lack of construction industry expertise due to the sale of the E&C Businesses, the recoverability and collection of claims and the outcome of defending claims asserted against us, and the risks inherent in the final resolution and closeout of large long-term fixed price contracts. While these potential obligations, liabilities, and risks or the impact of them are difficult to predict, any one or more of these factors could have a material adverse impact on our financial condition.

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

Due to the specialized nature of our businesses, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers. Our prospects depend upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales, and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel could seriously harm our business, results of operations, and financial condition.

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

Protecting our intellectual property rights is critical to our ability to compete and succeed as a company. We own a large number of United States and foreign patents and patent applications, as well as trademark, copyright, and semiconductor chip mask work registrations which are necessary and contribute significantly to the preservation of our competitive position in the market. There can be no assurance that any of these patents and other intellectual property will not be challenged, invalidated, or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Moreover, the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under United States law.

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

We are also subject to increasingly stringent laws and regulations that impose strict requirements for the proper management, treatment, storage, and disposal of hazardous substances and wastes, restrict air and water emissions from our manufacturing operations, and require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We incur, and expect to continue to incur, substantial capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

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

The unpredictability of our results may harm the trading price of our securities or contribute to volatility.

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

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at June 27, 2004 and June 29, 2003, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $1 million and $2 million, respectively, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at June 27, 2004 and June 29, 2003, which was subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 27, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner, as appropriate, to material information required to be included in the Company’s SEC reports.

In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company is primarily engaged in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. government. The Company also provides products and services under subcontracts from prime contractors contracting directly with the U.S. government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government investigate whether the Company’s operations are being conducted in accordance with these requirements. U.S. government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, the suspension of government export licenses, or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against the Company. Defense contractors are also subject to many levels of audit and investigation. Agencies which oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the General Accounting Office, the Department of Justice, and Congressional Committees. The Department of Justice from time to time has convened grand juries to investigate possible irregularities by the Company.

Previously Reported Matters

As previously reported, the Company and two of its officers were named as defendants in several purported class action lawsuits. These lawsuits were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants in a Consolidated and Amended Class Action Complaint (the “Consolidated Complaint”) with the caption, In Re Raytheon Securities Litigation (Civil Action No. 12142-PBS), filed in the U.S. District Court in Massachusetts. Without admitting any liability or wrongdoing, in May 2004 the Company reached an agreement in principle to settle this class action lawsuit on behalf of the Company and all individual defendants. The terms of the settlement, which were announced on May 13, 2004 and which must still be approved by the court, include a cash payment of $210 million and the issuance of warrants for Raytheon stock with a value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued if the settlement is approved and at the time the settlement proceeds are distributed. Upon final approval, the settlement will resolve all claims asserted against the Company and the individual defendants. In May 2004, the Company’s independent auditor also reached a settlement with the plaintiff, which is also subject to court approval.

As previously reported, the Company was also named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits filed in the State of Delaware by Ralph Mirarchi and others and filed in the Commonwealth of Massachusetts by John Chevedden. On February 28, 2000, Mr. Chevedden filed another derivative action in the Delaware Chancery Court and on March 22, 2000, Mr. Chevedden’s Massachusetts derivative action was dismissed. The Mirarchi and Chevedden derivative complaints contain allegations similar to those included in the In Re Raytheon Securities Litigation referenced above, and further allege that the defendants purportedly breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. The court has consolidated the Mirarchi and Chevedden actions and the plaintiffs have filed a Consolidated Amended Complaint under the caption In re: Raytheon Derivative Litigation (No. 17495-NC). Without admitting any liability or wrongdoing, in July 2004, the Company and the individual defendants reached a tentative agreement to settle this derivative action. The settlement, which is subject to court approval, will resolve all claims in the case and the Company currently anticipates that the settlement amount will be funded by its directors and officers insurance carrier.

As previously reported, in May 2003 two purported class action lawsuits entitled, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS) and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in federal court in Boston, Massachusetts on behalf of participants in the

Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both complaints alleged that the Company and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of the Company’s savings and investment plans’ investment in the Company stock. Both lawsuits were substantially similar and were consolidated into a single action in September 2003. In April 2004, a Second Consolidated Amended Complaint under the caption In re: Raytheon ERISA Litigation (No. 03-CV-10940) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in the Company’s stock since October 7, 1998. The Second Consolidated Complaint alleges that the Company, its Pension and Investment Group and its Investment Committee breached ERISA fiduciary duties by failing to: (1) prudently and loyally manage plan assets, (2) monitor the Pension and Investment Group and the Investment Committee and provide them with accurate information, (3) provide complete and accurate information to plan participants and beneficiaries, and (4) avoid conflicts of interest.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April (March 29, 2004 – April 25, 2004)	16,055	$32.01	—	—
May (April 26, 2004 – May 23, 2004)	160,931	$32.45	—	—
June (May 24, 2004 – June 27, 2004)	6,474	$33.99	—	—
Total	183,460	$32.47	—	—

* -	Shares repurchased relate to treasury activity under the Company’s stock plans. The total number of shares purchased includes the following transactions during the fiscal second quarter of 2004: (i) the deemed surrender to the Company of 4,568 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 178,892 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees. The total number of shares purchased in the first quarter of 2004 was 1,746 at an average price of $31.98 per share in January 2004 (January 1, 2004 – January 25, 2004), 9,202 at an average price of $31.91 per share in February 2004 (January 26, 2004 – February 22, 2004), and 3,745 at an average price of $31.06 per share in March 2004 (February 23, 2004 – March 28, 2004).

In 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the Company’s common stock from time to time when warranted by market conditions. In 1998, the Board of Directors ratified and reauthorized the repurchase of 2.5 million shares that remained under the original authorization. There have been 11.8 million shares purchased under this program through June 27, 2004. There have been no shares repurchased under this program since 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Stockholders of the Company was held on May 5, 2004.

A total of 360,478,396 of the Company’s shares were present or represented by proxy at the meeting. This represented more than 85% of the Company’s shares outstanding as of the record date for the meeting.

The Stockholders of the Company took the following action:

1.	Election of Directors

Elected the following four directors for terms of office expiring at the annual meeting of stockholders in 2007:

Name	For	Withhold
John M. Deutch	329,477,608	31,000,788

Michael C. Ruettgers	328,174,007	32,304,389

William R. Spivey	326,069,509	34,408,887

William H. Swanson	336,808,580	23,669,816

Elected the following director for a term of office expiring at the annual meeting of stockholders in 2005:

Linda G. Stuntz	344,911,153	15,567,243

The following directors continued in office after the meeting: Barbara M. Barrett, Frederic M. Poses, John H. Tilelli, Jr., Ferdinand Colloredo-Mansfeld, Thomas E. Everhart, Warren B. Rudman and Ronald L. Skates.

2.	Ratified the appointment of PricewaterhouseCoopers LLP as independent auditors. The vote was 342,979,255 for, 13,863,609 against, 3,635,532 abstentions, and no broker non-votes.

3.	Rejected a stockholder proposal recommending that the board review and if necessary amend the Company’s Code of Conduct and Statements of ethical criteria for military production-related contract bids, awards and contract execution, and report the results of this process to stockholders. The vote was 24,827,991 for, 255,293,667 against, 30,839,040 abstentions, and 49,517,698 broker non-votes.

4.	Approved a stockholder proposal recommending that the board submit the adoption, maintenance or extension of any poison pill to a stockholder vote . The vote was 229,174,257 for, 76,864,145 against, 4,922,007 abstentions, and 49,517,987 broker non-votes.

5.	Approved a stockholder proposal recommending that the board take the necessary steps so that each director is elected annually. The vote was 240,630,909 for, 66,167,054 against, 4,160,896 abstentions, and 49,519,537 broker non-votes.

6.	Rejected a stockholder proposal requesting the board to implement the MacBride Principles (guidelines for companies operating in Northern Ireland). The vote was 28,337,635 for, 251,150,589 against, 31,472,472 abstentions, and 49,517,700 broker non-votes.

7.	Approved a stockholder proposal recommending that the board establish a policy of expensing the cost of all stock options issued by the Company. The vote was 200,624,830 for, 100,871,097 against, 9,464,769 abstentions, and 49,517,700 broker non-votes.

8.	Rejected a stockholder proposal recommending that the board adopt a new executive compensation program limiting the levels of salary, bonus and other benefits. The vote was 31,471,298 for, 264,717,367 against, 14,770,763 abstentions, and 49,518,968 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Certificate of Elimination of Raytheon Company Series B Junior Participating Preferred Stock dated July 19, 2004.*

10.1	First Amendment to 364 Day Competitive Advance and Revolving Credit Facility dated as of June 4, 2004, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.*

10.2	Fifth Amendment to the Five Year Competitive Advance and Revolving Credit Facility dated as of June 4, 2004, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Edward S. Pliner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(b)	Reports on Form 8-K

1.	Current report on Form 8-K filed on May 13, 2004.

The Company furnished information contained in its press release dated May 13, 2004 related to the Company’s agreement to settle a securities class action lawsuit.

2.	Current report on Form 8-K filed on July 29, 2004.

The Company furnished information contained in its press release dated July 29, 2004 related to the Company’s financial results for quarter ended June 27, 2004.

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
Biggs C. Porter
Vice President and Corporate Controller
(Chief Accounting Officer)

July 29, 2004

Exhibit List

Exhibit No.	Description
3.1	Certificate of elimination of Raytheon Company Series B Junior Participating Preferred Stock dated July 19, 2004.

10.1	First Amendment to 364 Day Competitive Advance and Revolving Credit Facility dated as of June 4, 2004, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.

10.2	Fifth Amendment to the Five Year Competitive Advance and Revolving Credit Facility dated as of June 4, 2004, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Edward S. Pliner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.