Form 10-Q
period 2004-09-26
RAYTHEON CO/
filed 2004-10-28
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 26, 2004

or

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

Number of shares of common stock outstanding as of September 26, 2004: 452,058,000

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RAYTHEON COMPANY

BALANCE SHEETS (Unaudited)

	Sept. 26, 2004	Dec. 31, 2003
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$1,049	$661
Short-term investments	74	—
Accounts receivable, less allowance for doubtful accounts	452	485
Contracts in process	2,871	2,660
Inventories	1,965	1,998
Deferred federal and foreign income taxes	534	466
Prepaid expenses and other current assets	262	154
Assets from discontinued operations	20	59

Total current assets	7,227	6,483
Property, plant, and equipment, net	2,671	2,711
Deferred federal and foreign income taxes	156	337
Goodwill	11,477	11,479
Other assets, net	2,467	2,556

Total assets	$23,998	$23,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$835	$15
Advance payments, less contracts in process	1,150	936
Accounts payable	824	833
Accrued salaries and wages	932	767
Other accrued expenses	1,185	1,086
Liabilities from discontinued operations	30	43

Total current liabilities	4,956	3,680
Accrued retiree benefits and other long-term liabilities	3,256	3,281
Long-term debt	5,135	6,517
Subordinated notes payable	458	859
Minority interest	92	67
Stockholders’ equity	10,101	9,162

Total liabilities and stockholders’ equity	$23,998	$23,566

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In millions, except per share amounts)
Net sales	$4,936	$4,378	$14,541	$13,008

Cost of sales	4,117	3,776	12,206	10,826
Administrative and selling expenses	339	305	1,022	952
Research and development expenses	123	129	365	366

Total operating expenses	4,579	4,210	13,593	12,144

Operating income	357	168	948	864

Interest expense	100	137	326	415
Interest income	(11)	(10)	(33)	(33)
Other expense, net	5	12	368	27

Non-operating expense, net	94	139	661	409

Income from continuing operations before taxes	263	29	287	455
Federal and foreign income taxes	77	8	94	137

Income from continuing operations	186	21	193	318
Loss from discontinued operations, net of tax	(34)	(56)	(62)	(158)

Income (loss) before accounting change	152	(35)	131	160
Cumulative effect of change in accounting principle, net of tax	—	—	41	—

Net income (loss)	$152	$(35)	$172	$160

Earnings per share from continuing operations
Basic	$0.41	$0.05	$0.44	$0.77
Diluted	$0.41	$0.05	$0.44	$0.77

Earnings (loss) per share
Basic	$0.34	$(0.08)	$0.40	$0.39
Diluted	$0.34	$(0.08)	$0.39	$0.39

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003
	(In millions)
Cash flows from operating activities
Income from continuing operations	$193	$318
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	321	279
Deferred federal and foreign income taxes	59	102
Net gain on sales of operating units and investments	(4)	(27)
Savings and investment plan activity	73	149
Decrease in accounts receivable	33	133
Increase in contracts in process	(229)	(221)
Decrease in inventories	7	36
(Increase) decrease in prepaid expenses and other current assets	(107)	96
Increase in advance payments	235	102
Decrease in accounts payable	(8)	(26)
Increase in accrued salaries and wages	165	115
Increase (decrease) in other accrued expenses	119	(229)
Other adjustments, net	168	157

Net cash provided by operating activities from continuing operations	1,025	984
Net cash used in operating activities from discontinued operations	(32)	(485)

Net cash provided by operating activities	993	499

Cash flows from investing activities
Sale of financing receivables	39	—
Origination of financing receivables	(223)	(274)
Collection of financing receivables not sold	329	430
Increase in short-term investments	(74)	—
Expenditures for property, plant, and equipment	(209)	(243)
Synthetic lease maturity payment	—	(125)
Proceeds from sales of property, plant, and equipment	—	12
Capitalized expenditures for internal use software	(73)	(71)
Increase in other assets	—	(2)
Space Imaging debt guarantee payment	—	(130)
Payment for purchase of acquired companies, net of cash received	(70)	(60)
Proceeds from sales of operating units and investments	4	54

Net cash used in investing activities	(277)	(409)

Cash flows from financing activities
Dividends	(258)	(247)
Increase in short-term debt and other notes	6	98
Issuance of long-term debt, net of offering costs	—	418
Repayments of long-term debt	(579)	(775)
Repayments of subordinated notes payable	(428)	—
Issuance of common stock	867	63
Proceeds under common stock plans	64	12

Net cash used in financing activities	(328)	(431)

Net increase (decrease) in cash and cash equivalents	388	(341)
Cash and cash equivalents at beginning of year	661	544

Cash and cash equivalents at end of period	$1,049	$203

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

2. Employee Stock Plans

In 2004, the Company established the Long-Term Performance Plan (LTPP) which provides for awards of common stock to the Company’s senior leadership when specific pre-established levels of Company performance are achieved over a three-year performance cycle. The LTPP replaces a similar program which utilized performance-based stock options. The 2004 through 2006 performance goals, which are independent of each other and equally weighted, are based on two metrics: free cash flow over the three-year period and total shareholder return relative to a peer group over the three-year period. The ultimate award, which is determined at the end of the three-year period, can range from zero to 200 percent of the aggregate target award of 592,500 shares as of September 26, 2004.

Also in 2004, the Company changed the general form of its broad-based equity compensation. Prior to 2004, the Company primarily issued stock options, the Company now primarily issues restricted stock.

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

Company’s net income and earnings per share would have approximated the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In millions, except per share amounts)
Reported net income (loss)	$152	$(35)	$172	$160
Stock-based compensation expense included in reported net income, net of tax	5	2	9	4
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(20)	(19)	(51)	(55)

Pro forma net income (loss)	$137	$(52)	$130	$109

Reported basic earnings (loss) per share	$0.34	$(0.08)	$0.40	$0.39
Reported diluted earnings (loss) per share	$0.34	$(0.08)	$0.39	$0.39
Pro forma basic earnings (loss) per share	$0.30	$(0.13)	$0.30	$0.26
Pro forma diluted earnings (loss) per share	$0.30	$(0.12)	$0.30	$0.26

3. Inventories

Inventories consisted of the following at:

	Sept. 26, 2004	Dec. 31, 2003
	(In millions)
Finished goods	$625	$669
Work in process	1,080	1,023
Materials and parts	260	306

Total	$1,965	$1,998

Inventories at Raytheon Aircraft, Raytheon Airline Aviation Services, and Flight Options totaled $1,607 million at September 26, 2004 (consisting of $609 million of finished goods, $803 million of work in process, and $195 million of materials and parts) and $1,603 million at December 31, 2003 (consisting of $647 million of finished goods, $717 million of work in process, and $239 million of materials and parts). General and program specific manufacturing equipment and tooling at Raytheon Aircraft are included in property, plant, and equipment.

The Company uses lot accounting for new aircraft introductions. The size of the initial lot for the Beechcraft Premier I, the only aircraft for which the Company is currently utilizing lot accounting, is 200 units. Costs incurred on in-process and delivered aircraft in excess of the estimated average cost were included in inventories and totaled $92 million and $91 million at September 26, 2004 and December 31, 2003, respectively.

The Company anticipates provisional type certification and first customer delivery of the Horizon aircraft by year end 2004. Revenue will not be recognized on this delivery until 2005 as the Company expects to lease this aircraft back from the customer for demonstration and operational evaluation purposes. The Company had inventories of $145 million and $103 million at September 26, 2004 and December 31, 2003, respectively, related to the Horizon aircraft.

4. Product Warranty

Costs incurred under warranty provisions performed under long-term contracts are accounted for as contract costs as the work is performed. The estimation of these costs is an integral part of the determination of the pricing of the Company’s products and services.

Warranty provisions related to commercial aircraft sales are determined based upon an estimate of costs that may be incurred under warranty and other post-sales support programs.

Activity related to aircraft warranty provisions was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In millions)
Balance at beginning of period	$39	$28	$39	$27
Accruals for aircraft deliveries	6	6	20	19
Warranty services provided	(6)	(6)	(20)	(18)

Balance at end of period	$39	$28	$39	$28

5. Notes Payable and Long-term Debt

In the three months ended September 26, 2004, the Company repurchased long-term debt with a par value of $115 million at a loss of $9 million pretax, which was included in other expense.

In the nine months ended September 26, 2004, the Company repurchased long-term debt with a par value of $583 million at a loss of $19 million pretax, which was included in other expense.

Subsequent to the end of the third quarter, the Company initiated tender offers for the retirement of additional debt with a par value of $1.0 billion.

The following table sets forth the maximum principal amount of each series of notes that will be accepted for repurchase by the Company pursuant to the tender offers:

Maximum Principal Amount to be Accepted
6.50% Notes due July 15, 2005	$300,000,000
6.75% Notes due August 15, 2007	$300,000,000
4.50% Notes due November 15, 2007	$100,000,000
6.15% Notes due November 1, 2008	$175,000,000
6.00% Notes due December 15, 2010	$125,000,000

Additionally, in October 2004, the Company initiated the redemption of $190 million par value of the outstanding 8.20% Notes due on March 1, 2006.

In the nine months ended September 26, 2004, the Company entered into various interest rate swaps that correspond to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. The $600 million notional value of the interest rate swaps that remain outstanding at September 26, 2004 effectively converted that portion of the Company’s total debt to variable rate debt.

In the first quarter of 2003, the Company issued $425 million ($418 million net of offering costs) of long-term debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit.

At September 26, 2004, the aggregate amounts of installments due on long-term debt and subordinated notes payable for the next five years are (in millions):

2005	$809
2006	657
2007	1,074
2008	486
2009	1

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

In the three months ended September 26, 2004, mandatorily redeemable equity securities with a par value of $22 million were repurchased at a loss of $1 million pretax, which was included in other expense. In the nine months ended September 26, 2004, mandatorily redeemable equity securities with a par value of $431 million were repurchased at a loss of $28 million, which was included in other expense. As a result of these repurchases, the Company’s subordinated notes payable declined by the same amount.

In October 2004, the Company repurchased mandatorily redeemable equity securities with a par value of $50 million at a loss of approximately $3 million.

7. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	Sept. 26, 2004	Dec. 31, 2003
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	5	4
Additional paid-in capital	9,442	8,421
Accumulated other comprehensive income	(2,177)	(2,194)
Treasury stock	(13)	(6)
Retained earnings	2,844	2,937

Total	$10,101	$9,162

Outstanding shares of common stock	452.1	418.1

Outstanding shares of common stock increased by 27.0 million due to the conversion of the Company’s equity security units into common stock described above.

Included in additional paid-in capital was unearned compensation related to restricted stock of $67 million and $13 million at September 26, 2004 and December 31, 2003, respectively.

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the statement of cash flows. In the second quarter of 2004, the Company began funding its 401(k) plan match with cash. During the nine months ended September 26, 2004, the Company issued 2.5 million shares of common stock related to its savings and investment plans and 4.4 million shares in connection with stock plan activity.

The weighted-average shares outstanding for basic and diluted earnings per share (EPS) were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In thousands)
Average common shares outstanding for basic EPS	449,181	414,275	434,119	411,466
Dilutive effect of stock options, restricted stock, LTPP, and equity security units	4,363	3,541	3,203	2,997

Shares for diluted EPS	453,544	417,816	437,322	414,463

Stock options to purchase 18.9 million and 24.9 million shares of common stock in the three months ended September 26, 2004 and September 28, 2003, respectively, and options to purchase 19.3 million and 30.8 million shares in the nine months ended September 26, 2004 and September 28, 2003, respectively, did not affect the computation of diluted EPS. The exercise prices for these stock options were greater than the average market price of the Company’s common stock during the respective periods.

Stock options to purchase 20.6 million and 21.4 million shares of common stock in the three months ended September 26, 2004 and September 28, 2003, respectively, and options to purchase 20.1 million and 15.4 million shares of common stock in the nine months ended September 26, 2004 and September 28, 2003, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, LTPP, and equity security units in the table above.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In millions)
Net income (loss)	$152	$(35)	$172	$160
Other comprehensive income (loss)	9	(19)	17	42

Comprehensive income (loss)	$161	$(54)	$189	$202

8. Pension and Other Employee Benefits

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle was a gain of $53 million pretax for pension benefits and a gain of $10 million pretax for other postretirement benefits. Using the Company’s year end as the measurement date for pension and other postretirement benefit plans more appropriately reflects the plans’ financial status for the years then ended. In the nine months ended September 26, 2004, the total cumulative effect of the change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.09 per basic and diluted share.

The following adjusts reported income from continuing operations and basic and diluted earnings per share (EPS) from continuing operations as if the change in accounting principle had been applied prior to the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In millions, except per share amounts)
Reported income from continuing operations	$186	$21	$193	$318
Change in accounting principle, net of tax	—	(17)	—	(51)

Adjusted income from continuing operations	$186	$4	$193	$267

Reported basic EPS from continuing operations	$0.41	$0.05	$0.44	$0.77
Change in accounting principle, net of tax	—	(0.04)	—	(0.12)

Adjusted basic EPS from continuing operations	$0.41	$0.01	$0.44	$0.65

Reported diluted EPS from continuing operations	$0.41	$0.05	$0.44	$0.77
Change in accounting principle, net of tax	—	(0.04)	—	(0.13)

Adjusted diluted EPS from continuing operations	$0.41	$0.01	$0.44	$0.64

The following adjusts reported net income (loss) and basic and diluted earnings (loss) per share (EPS) as if the change in accounting principle had been applied prior to the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In millions, except per share amounts)
Reported net income (loss)	$152	$(35)	$172	$160
Change in accounting principle, net of tax	—	(17)	(41)	(51)

Adjusted net income (loss)	$152	$(52)	$131	$109

Reported basic EPS	$0.34	$(0.08)	$0.40	$0.39
Change in accounting principle, net of tax	—	(0.05)	(0.10)	(0.13)

Adjusted basic EPS	$0.34	$(0.13)	$0.30	$0.26

Reported diluted EPS	$0.34	$(0.08)	$0.39	$0.39
Change in accounting principle, net of tax	—	(0.04)	(0.09)	(0.13)

Adjusted diluted EPS	$0.34	$(0.12)	$0.30	$0.26

The Company has pension plans covering the majority of its employees, including certain employees in foreign countries (Pension Benefits). In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The following outlines the components of net periodic benefit cost of the Company’s domestic and foreign Pension Benefits plans:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In millions)
Service cost	$85	$68	$255	$204
Interest cost	204	199	612	598
Expected return on plan assets	(215)	(242)	(646)	(727)
Amortization of prior service cost	4	5	13	15
Recognized net actuarial loss	106	49	318	147

Net periodic benefit cost	$184	$79	$552	$237

Net periodic benefit cost also includes expense from foreign pension plans of $8 million and $5 million in the three months ended September 26, 2004 and September 28, 2003, respectively, and $23 million and $15 million in the nine months ended September 26, 2004 and September 28, 2003, respectively.

The Company expects total contributions (required and discretionary) to the Pension Benefits plans to be approximately $420 million in 2004.

The following outlines the components of net periodic benefit cost of the Company’s domestic and foreign Other Benefits plans:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In millions)
Service cost	$4	$4	$12	$12
Interest cost	22	27	71	81
Expected return on plan assets	(7)	(7)	(22)	(21)
Amortization of transition asset	2	6	14	18
Amortization of prior service cost	(13)	(11)	(38)	(33)
Recognized net actuarial loss	12	10	36	30

Net periodic benefit cost	$20	$29	$73	$87

On December 8, 2003, Medicare reform legislation (the “Legislation”) was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. The Company’s net periodic benefit cost was reduced by $3 million in the second quarter of 2004 to reflect the impact of the Legislation in accordance with FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The reduction in the accumulated postretirement benefit obligation as a result of the Legislation was $45 million.

Effective July 1, 2004, the Company amended its Other Benefits plans to coordinate the Company’s retiree prescription drug coverage with the Legislation beginning in 2006. The amendment eliminated the plans’ eligibility for the federal subsidies provided under the Legislation, as described above. The effect of the amendment on the Company’s net periodic benefit cost is expected to be a $15 million decrease in 2004, of which the Company recognized $8 million in the three months ended September 26, 2004. The reduction in the accumulated postretirement benefit obligation as a result of the plan amendment was $125 million.

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

Segment financial results were as follows:

	Net Sales Three Months Ended		Net Sales Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In millions)
Integrated Defense Systems	$833	$718	$2,542	$2,073
Intelligence and Information Systems	567	533	1,614	1,520
Missile Systems	928	905	2,832	2,595
Network Centric Systems	777	556	2,277	2,043
Space and Airborne Systems	929	930	2,927	2,710
Technical Services	512	447	1,482	1,403
Aircraft	624	470	1,568	1,371
Other	164	191	492	343
Corporate and Eliminations	(398)	(372)	(1,193)	(1,050)

Total	$4,936	$4,378	$14,541	$13,008

Defense businesses after eliminations	$4,149	$3,718	$12,482	$11,295

Intersegment sales in the three months ended September 26, 2004 and September 28, 2003, respectively, included $27 million and $35 million for Integrated Defense Systems, $6 million and $14 million for Intelligence and Information Systems, $3 million and $2 million for Missile Systems, $113 million and $85 million for Network Centric Systems, $113 million and $108 million for Space and Airborne Systems, and $135 million and $127 million for Technical Services. Aircraft net sales did not include intersegment aircraft, parts, and service sales to Flight Options of $21 million in the three months ended September 26, 2004.

Intersegment sales in the nine months ended September 26, 2004 and September 28, 2003, respectively, included $97 million and $106 million for Integrated Defense Systems, $28 million and $31 million for Intelligence and Information Systems, $10 million and $4 million for Missile Systems, $332 million and $220 million for Network Centric Systems, $311 million and $301 million for Space and Airborne Systems, and $414 million and $387 million for Technical Services. Aircraft net sales did not include intersegment aircraft, parts, and service sales to Flight Options of $100 million in the nine months ended September 26, 2004. Flight Options recognizes revenue on sales of fractional shares over the expected life of the customer relationship.

	Operating Income Three Months Ended		Operating Income Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In millions)
Integrated Defense Systems	$100	$82	$298	$236
Intelligence and Information Systems	51	54	147	141
Missile Systems	109	111	322	316
Network Centric Systems	65	(138)	186	(56)
Space and Airborne Systems	138	131	409	362
Technical Services	38	(2)	105	68
Aircraft	21	(4)	16	(27)
Other	(7)	(5)	(29)	(13)
FAS/CAS Pension Adjustment	(117)	(27)	(356)	(82)
Corporate and Eliminations	(41)	(34)	(150)	(81)

Total	$357	$168	$948	$864

Defense businesses after eliminations	$468	$202	$1,366	$972

Aircraft operating income does not include profit on intersegment aircraft sales to Flight Options (FO) until the underlying aircraft has been sold by FO.

	Operating Margin Three Months Ended		Operating Margin Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Integrated Defense Systems	12.0%	11.4%	11.7%	11.4%
Intelligence and Information Systems	9.0	10.1	9.1	9.3
Missile Systems	11.7	12.3	11.4	12.2
Network Centric Systems	8.4	(24.8)	8.2	(2.7)
Space and Airborne Systems	14.9	14.1	14.0	13.4
Technical Services	7.4	(0.4)	7.1	4.8
Aircraft	3.4	(0.9)	1.0	(2.0)
Other	(4.3)	(2.6)	(5.9)	(3.8)
FAS/CAS Pension Adjustment
Corporate and Eliminations
Total	7.2%	3.8%	6.5%	6.6%

Defense businesses after eliminations	11.3%	5.4%	10.9%	8.6%

	Free Cash Flow Three Months Ended		Free Cash Flow Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In millions)
Integrated Defense Systems	$80	$36	$273	$219
Intelligence and Information Systems	71	43	95	17
Missile Systems	28	196	220	(83)
Network Centric Systems	140	111	67	(16)
Space and Airborne Systems	50	153	157	234
Technical Services	22	36	35	76
Aircraft	58	(95)	50	(69)
Other	(7)	(4)	(98)	(18)
Corporate	(222)	59	(56)	310

Total	$220	$535	$743	$670

Government and defense businesses	$391	$575	$847	$447

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

	Identifiable Assets
	Sept. 26, 2004	Dec. 31, 2003
	(In millions)
Integrated Defense Systems	$1,669	$1,657
Intelligence and Information Systems	1,888	1,910
Missile Systems	4,318	4,339
Network Centric Systems	3,673	3,653
Space and Airborne Systems	3,979	3,910
Technical Services	1,422	1,399
Aircraft	2,497	2,559
Other	1,157	1,063
Corporate	3,375	3,017
Discontinued Operations	20	59

Total	$23,998	$23,566

10. Other Expense, net

The components of other expense, net were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
	(In millions)
Loss on debt and subordinated notes payable repurchases	$10	$—	$47	$—
Settlement of class action lawsuit	—	—	325	—
Write-down of investments and assets held for sale	—	—	—	12
Gain on sale of aviation support business	—	—	(4)	(27)
Equity (income) losses, net in unconsolidated affiliates	(2)	—	(6)	19
Other	(3)	12	6	23

Total	$5	$12	$368	$27

11. Discontinued Operations

In 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS in which the purchaser has claimed a purchase price adjustment of $85 million. The Company disputes this claim and expects the matter to be resolved in arbitration. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program. In the three months ended September 26, 2004, the Company sold the last BBJ aircraft for $29 million.

The Company recorded charges related to AIS of $9 million and $8 million in the three months ended September 26, 2004 and September 28, 2003, respectively, and $20 million and $27 million in the nine months ended September 26, 2004 and September 28, 2003, respectively.

Assets from discontinued operations consisted of current assets for AIS of $20 million and $59 million at September 26, 2004 and December 31, 2003, respectively. Liabilities from discontinued operations included current liabilities for AIS of $7 million and $6 million at September 26, 2004 and December 31, 2003, respectively.

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). In May 2001, WGI filed for bankruptcy protection. As a result, the Company was required to perform under various contract and lease obligations in connection with a number of different projects under letters of credit, surety bonds, and guarantees (Support Agreements) that it had provided to project owners and other parties.

For several of these projects, the Company has entered into settlement agreements that resolve the Company’s obligations under the related Support Agreements. On a number of these projects, the Company is continuing close-out efforts which includes warranty obligations, commercial closeout, and claims resolution. There are also Support Agreements on projects where WGI is continuing to perform work which could present risk to the Company if WGI fails to meet its obligations in connection with those projects.

In performing its obligations under the remaining Support Agreements, the Company has various risks and exposures, including delays, equipment and subcontractor performance, warranty closeout, various liquidated damages issues, collection of amounts due under contracts, and potential adverse claims resolution under various contracts and leases.

In August 2004, AES Red Oak LLC drew $30 million on a letter of credit provided by the Company. AES Red Oak LLC is the owner of the Red Oak power project in Sayreville, NJ, and there is a dispute between the Company and AES Red Oak LLC regarding the closeout of this project. The letter of credit was provided to AES Red Oak LLC in 2002 in lieu of the owner withholding retainage from periodic construction milestone payments.

The Company recorded net charges related to RE&C of $7 million pretax, $28 million after-tax and $78 million pretax, $51 million after-tax in the three months ended September 26, 2004 and September 28, 2003, respectively, and $39 million pretax, $49 million after-tax and $217 million pretax, $141 million after-tax in the nine months ended September 26, 2004 and September 28, 2003, respectively, which included an after-tax charge of $24 million in the three months ended September 26, 2004 for an estimated liability for foreign tax related matters. Although not expected to be material, additional losses on foreign tax related matters could be recorded in the future as estimates are revised or the underlying matters are settled.

Liabilities from discontinued operations included net current liabilities for RE&C of $23 million and $37 million at September 26, 2004 and December 31, 2003, respectively.

In the three months ended September 26, 2004, the total loss from discontinued operations was $16 million pretax, $34 million after-tax, or $0.08 per basic and $0.07 per diluted share versus $86 million pretax, $56 million after-tax, or $0.13 per basic and diluted share in the three months ended September 28, 2003.

In the nine months ended September 26, 2004, the total loss from discontinued operations was $59 million pretax, $62 million after-tax, or $0.14 per basic and diluted share versus $244 million pretax, $158 million after-tax, or $0.38 per basic and diluted share in the nine months ended September 28, 2003.

12. Commitments and Contingencies

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $134 million. Discounted at 8.5 percent, the Company estimated the liability to be $92 million before U.S. government recovery and had this amount accrued at September 26, 2004. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $52 million at September 26, 2004 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations. Approximately $1,044 million, $782 million, and $350 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at September 26, 2004, respectively and $1,326 million, $890 million, and $389 million were outstanding at December 31, 2003, respectively. These instruments expire on various dates through 2015. At September 26, 2004, the amount of guarantees, letters of credit, and surety bonds, for which there were stated values, that remained outstanding was $100 million, $9 million, and $245 million, respectively, related to discontinued operations and are included in the numbers above compared to $100 million, $146 million, and $283 million, respectively, at December 31, 2003. Additional guarantees of project performance for which there is no stated value also remain outstanding.

In 1997, the Company provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank debt through 2015 related to the Brazilian government’s System for the Vigilance of the Amazon (SIVAM) program.

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company. Individually and in the aggregate, these investigations are not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

In late 1999, the Company and two of its officers were named as defendants in several class action lawsuits which were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants (the “Consolidated Complaint”). The Consolidated Complaint principally alleged that the defendants violated federal securities laws by making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the purported class period. In March 2000, the court certified the class of plaintiffs as those people who purchased the Company’s stock between October 7, 1998 and October 12, 1999. In August 2001, the court issued an order dismissing most of the claims asserted against the Company and the individual defendants. In March 2003, the plaintiff filed an amendment to the Consolidated Complaint (the “Second Consolidated and Amended Complaint”) which sought to add the Company’s independent auditor as an additional defendant. In May 2003, the court issued an order dismissing one of the two claims that had been asserted against the Company’s independent auditor. In February 2004, the Company and the individual defendants filed a motion for summary judgment which the plaintiff opposed. The Company’s independent auditor also filed a motion for summary judgment which the plaintiff opposed. The court heard arguments on the summary judgment motions in April 2004 and denied the motions. In May 2004, without admitting any liability or wrongdoing, the Company reached an agreement to settle this class action lawsuit on behalf of the Company and all individual defendants. The terms of the settlement, which has received preliminary approval from the court but must still receive final court approval, include a cash payment of $210 million and the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants. Upon final approval, the settlement will resolve all claims asserted against the Company and the individual defendants. In connection with the settlement, the Company recorded a charge of $329 million, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement. The charge for the settlement will be revised in future quarters to reflect changes in the fair value of the warrants after they are issued. In the three months ended September 26, 2004, the Company paid $210 million into escrow in connection with the settlement. In May 2004, the Company’s independent auditor also reached a settlement with the plaintiff, which is also subject to final court approval.

In 1999 and 2000, the Company was also named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits. The derivative complaints contain allegations similar to those included in the Consolidated Complaint and further allege that the defendants breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. In December 2001, the Company and the individual defendants filed a motion to dismiss one of the derivative lawsuits. These actions have since been consolidated, and the plaintiffs have filed a Consolidated Amended Complaint. In April 2003, the defendants filed a motion to dismiss the Consolidated Amended Complaint. In July 2004, without admitting any liability or wrongdoing, the Company and the individual defendants reached a tentative agreement to settle this derivative action. The settlement, which is subject to court approval, will resolve all claims in the case and is not expected to have a material effect on the Company’s financial position or results of operations.

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

In May 2003, two purported class action lawsuits were filed on behalf of participants in the Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both lawsuits are substantially similar and have been consolidated into a single action. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in the Company’s stock since October 7, 1998. The Second Consolidated Amended ERISA Complaint alleges that the Company, its Pension and Investment Group, and its Investment Committee breached ERISA fiduciary duties by failing to: (1) prudently and loyally manage plan assets, (2) monitor the Pension and Investment Group and the Investment Committee and provide them with accurate information, (3) provide complete and accurate information to plan participants and beneficiaries, and (4) avoid conflicts of interest. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint.

Although the Company believes that it and the other defendants have meritorious defenses to each and all of the aforementioned class action and derivative complaints and intends, except as to tentative settlements noted above, to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits, except as noted above.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations - Third Quarter 2004 Compared with Third Quarter 2003

Net sales were $4.9 billion in the third quarter of 2004 versus $4.4 billion in the third quarter of 2003. The increase in sales was primarily driven by Integrated Defense Systems and Raytheon Aircraft, as described below. In the third quarter of 2003, charges of $178 million at Network Centric Systems and $34 million at Technical Services resulted in a sales reduction. Sales to the U.S. Department of Defense were 68 percent of sales in the third quarter of 2004 versus 69 percent of sales in the third quarter of 2003. Total sales to the U.S. government, including foreign military sales, were 74 percent of sales in the third quarter of 2004 versus 75 percent of sales in the third quarter of 2003. Total international sales, including foreign military sales, were 18 percent of sales in the third quarter of 2004 versus 19 percent of sales in the third quarter of 2003.

Gross margin, net sales less cost of sales, in the third quarter of 2004 was $819 million or 16.6 percent of sales versus $602 million or 13.8 percent of sales in the third quarter of 2003. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $117 million and $27 million of expense in the third quarter of 2004 and 2003, respectively. The change in the FAS/CAS Pension Adjustment was due primarily to the reduction in the Company’s discount rate assumption under SFAS No. 87 and the actual rate of return on pension plan assets over the last several years. Gross margin in the third quarter of 2003 included charges of $187 million at Network Centric Systems and $39 million at Technical Services. The increase in gross margin as a percent of sales in 2004 was due to the third quarter 2003 charges offset by the increase in the FAS/CAS Pension Adjustment in 2004.

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

Administrative and selling expenses were $339 million or 6.9 percent of sales in the third quarter of 2004 versus $305 million or 7.0 percent of sales in the third quarter of 2003.

Research and development expenses were $123 million or 2.5 percent of sales in the third quarter of 2004 versus $129 million or 2.9 percent of sales in the third quarter of 2003.

Operating income was $357 million or 7.2 percent of sales in the third quarter of 2004 versus $168 million or 3.8 percent of sales in the third quarter of 2003. The changes in operating income by segment are discussed below.

Interest expense in the third quarter of 2004 was $100 million versus $137 million in the third quarter of 2003. The decrease in interest expense in 2004 was primarily due to lower average debt.

Other expense, net in the third quarter of 2004 was $5 million versus $12 million in the third quarter of 2003. Other expense, net includes equity income and losses in other unconsolidated affiliates.

The effective tax rate was 29.3 percent and 27.6 percent in the third quarter of 2004 and 2003, respectively, reflecting ESOP dividend deductions, export-related tax benefits, and research and development tax credits applicable to certain government contracts.

Income from continuing operations was $186 million in the third quarter of 2004, or $0.41 per diluted share on 453.5 million average shares outstanding versus $21 million in the third quarter of 2003, or $0.05 per diluted share on 417.8 million average shares outstanding. The increase in average shares outstanding was due primarily to common stock issued in connection with the Company’s equity security units described below in Capital Structure and Resources.

The loss from discontinued operations, described below in Discontinued Operations, was $34 million after-tax, or $0.07 per diluted share in the third quarter of 2004 versus $56 million after-tax, or $0.13 per diluted share in the third quarter of 2003.

Net income in the third quarter of 2004 was $152 million, or $0.34 per diluted share versus a net loss of $35 million, or $0.08 per diluted share in the third quarter of 2003.

Integrated Defense Systems had sales of $833 million in the third quarter of 2004 versus $718 million in the third quarter of 2003. The increase in sales was due to continued growth in DD(X), the Navy’s future destroyer program, and the Cobra Judy Replacement Mission Equipment program. Operating income was $100 million in the third quarter of 2004 versus $82 million in the third quarter of 2003.

Intelligence and Information Systems had sales of $567 million in the third quarter of 2004 versus $533 million in the third quarter of 2003. The increase in sales was due to growth in classified programs. Operating income was $51 million in the third quarter of 2004 versus $54 million in the third quarter of 2003.

Missile Systems had sales of $928 million in the third quarter of 2004 versus $905 million in the third quarter of 2003. Operating income was $109 million in the third quarter of 2004 versus $111 million in the third quarter of 2003. The decline in operating margin in 2004 was due primarily to the wind-down of cost recovery for prior year restructuring actions.

Network Centric Systems (NCS) had sales of $777 million in the third quarter of 2004 versus $556 million in the third quarter of 2003. Operating income was $65 million in the third quarter of 2004 versus an operating loss of $138 million in the third quarter of 2003. Included in the third quarter of 2003 were charges resulting in a reduction in sales and operating income of $178 million and $187 million, respectively, related to performance issues on certain NCS programs.

Space and Airborne Systems had sales of $929 million in the third quarter of 2004 versus $930 million in the third quarter of 2003. Operating income was $138 million in the third quarter of 2004 versus $131 million in the third quarter of 2003. The increase in operating margin in 2004 was due to higher volume on certain international programs.

Technical Services had sales of $512 million in the third quarter of 2004 versus $447 million in the third quarter of 2003. Operating income was $38 million in the third quarter of 2004 versus an operating loss of $2 million in the third quarter of 2003. Included in the third quarter of 2003 were charges resulting in a reduction in sales and operating income of $34 million and $39 million, respectively, related to a change in scope on a long-term contract and a provision for the recoverability of certain costs.

Raytheon Aircraft had sales of $624 million in the third quarter of 2004 versus $470 million in the third quarter of 2003. Operating income was $21 million in the third quarter of 2004 versus an operating loss of $4 million in the third quarter of 2003. The increase in sales and operating income was due primarily to higher new aircraft sales.

The Other segment had sales of $164 million in the third quarter of 2004 versus $191 million in the third quarter of 2003 and an operating loss of $7 million in the third quarter of 2004 versus $5 million in the third quarter of 2003.

Nine Months 2004 Compared with Nine Months 2003

Net sales in the first nine months of 2004 were $14.5 billion versus $13.0 billion in the first nine months of 2003. The increase in sales was due to higher U.S. Department of Defense (DoD) expenditures in the Company’s defense businesses, primarily Integrated Defense Systems, Missile Systems, and Space and Airborne Systems. Sales to the U.S. DoD were 69 percent of sales in the first nine months of 2004 versus 68 percent of sales in the first nine months of 2003. Total sales to the U.S. government, including foreign military sales, were 75 percent of sales in the first nine months of 2004 versus 76 percent of sales in the first nine months of 2003. Total international sales, including foreign military sales, were 18 percent of sales in the first nine months of 2004 versus 19 percent of sales in the first nine months of 2003.

Gross margin, net sales less cost of sales, in the first nine months of 2004 was $2.3 billion or 16.1 percent of sales versus $2.2 billion or 16.8 percent of sales in the first nine months of 2003. Included in gross margin was a FAS/CAS Pension Adjustment, described above, of $356 million and $82 million of expense in the first nine months of 2004 and 2003, respectively. The change in the FAS/CAS Pension Adjustment was due primarily to the reduction in the Company’s discount rate assumption under SFAS No. 87 and the actual rate of return on pension plan assets over the last several years. The decrease in gross margin as a percent of sales was due to the increase in the FAS/CAS Pension Adjustment offset by the 2003 Network Centric Systems and Technical Services charges. Included in gross margin in the first nine months of 2003 were charges of $237 million at Network Centric Systems and $39 million at Technical Services.

Administrative and selling expenses were $1,022 million or 7.0 percent of sales in the first nine months of 2004 versus $952 million or 7.3 percent of sales in the first nine months of 2003.

Research and development expenses were $365 million or 2.5 percent of sales in the first nine months of 2004 versus $366 million or 2.8 percent of sales in the first nine months of 2003.

Operating income was $948 million or 6.5 percent of sales in the first nine months of 2004 versus $864 million or 6.6 percent of sales in the first nine months of 2003. The changes in operating income by segment are discussed below.

Interest expense in the first nine months of 2004 was $326 million versus $415 million in the first nine months of 2003. The decrease in interest expense in 2004 was primarily due to lower average debt.

Other expense, net in the first nine months of 2004 was $368 million versus $27 million in the first nine months of 2003. Included in other expense, net in the first nine months of 2004 was a $325 million charge related to the settlement of a securities class action lawsuit described below in Financial Condition and Liquidity and a $47 million charge related to the Company’s repurchase of long-term debt and subordinated notes payable described below in Capital Structure and Resources. Included in other expense, net in the first nine months of 2003 was a $27 million gain on the sale of a preferred stock investment in the Company’s former aviation support business offset by $20 million of equity losses related to Flight Options recorded prior to the Consolidation of Flight Options in June 2003 and $12 million of charges to reduce the carrying value of certain investments and assets held for sale. Other expense, net also includes equity income and losses in other unconsolidated affiliates.

The effective tax rate was 32.8 percent and 30.1 percent in the first nine months of 2004 and 2003, respectively, reflecting ESOP dividend deductions, export-related tax benefits, and research and development tax credits applicable to certain government contracts. Primarily as a result of anticipated legislation that will extend the foreign tax credit from five to 10 years, the Company expects its full year tax rate to be 22.4 percent.

Income from continuing operations was $193 million in the first nine months of 2004, or $0.44 per diluted share on 437.3 million average shares outstanding versus $318 million in the first nine months of 2003, or $0.77 per diluted share on 414.5 million average shares outstanding. The increase in average shares outstanding was due primarily to common stock issued in connection with the Company’s equity security units, described below in Capital Structure and Resources.

The loss from discontinued operations, described below in Discontinued Operations, was $62 million after-tax, or $0.14 per diluted share in the first nine months of 2004 versus $158 million after-tax, or $0.38 per diluted share in the first nine months of 2003.

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle was a gain of $53 million pretax for pension benefits and a gain of $10 million pretax for other postretirement benefits. Using the Company’s year end as the measurement date for pension and other postretirement benefit plans more appropriately reflects the plans’ financial status for the years then ended. In the first nine months of 2004, the total cumulative effect of change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.09 per diluted share.

Net income in the first nine months of 2004 was $172 million, or $0.39 per diluted share versus $160 million, or $0.39 per diluted share in the first nine months of 2003.

Integrated Defense Systems (IDS) had sales of $2,542 million in the first nine months of 2004 versus $2,073 million in the first nine months of 2003. The increase in sales was due to continued growth in DD(X), the Navy’s future destroyer program and the Cobra Judy Replacement Mission Equipment program and strong sales on missile defense programs. Operating income was $298 million in the first nine months of 2004 versus $236 million in the first nine months of 2003.

Intelligence and Information Systems had sales of $1,614 million in the first nine months of 2004 versus $1,520 million in the first nine months of 2003. The increase in sales was due to growth in the DCGS (Distributed Common Ground System) program and growth in classified programs. Operating income was $147 million in the first nine months of 2004 versus $141 million in the first nine months of 2003.

Missile Systems (MS) had sales of $2,832 million in the first nine months of 2004 versus $2,595 million in the first nine months of 2003. The increase in sales was due to continued growth in missile defense, including work on the Standard Missile – 3 program. Operating income was $322 million in the first nine months of 2004 versus $316 million in the first nine months of 2003. The decline in operating margin in 2004 was due to the wind-down of cost recovery for prior year restructuring actions. The costs related to these restructuring actions were accrued in 1997 through 2000, but are being recovered through the pricing of products and services to the U.S. government over a five year period. The wind-down of this recovery will be substantially complete in 2004.

Network Centric Systems had sales of $2,277 million in the first nine months of 2004 versus $2,043 million in the first nine months of 2003. Operating income was $186 million in the first nine months of 2004 versus an operating loss of $56 million in the first nine months of 2003. Included in the first nine months of 2003 were charges resulting in a reduction in sales and operating income of $237 million and $228 million, respectively, related to performance issues on certain NCS programs.

Space and Airborne Systems (SAS) had sales of $2,927 million in the first nine months of 2004 versus $2,710 million in the first nine months of 2003. The increase in sales was due to growth in classified and international programs. Operating income was $409 million in the first nine months of 2004 versus $362 million in the first nine months of 2003.

Technical Services had sales of $1,482 million in the first nine months of 2004 versus $1,403 million in the first nine months of 2003. Operating income was $105 million in the first nine months of 2004 versus $68 million in the first nine months of 2003. Included in the first nine months of 2003 were charges resulting in a reduction in sales and operating income of $34 million and $39 million, respectively, related to a change in scope on a long-term contract and a provision for the recoverability of certain costs.

Raytheon Aircraft (RAC) had sales of $1,568 million in the first nine months of 2004 versus $1,371 million in the first nine months of 2003. The increase in sales was primarily due to higher new aircraft sales. Operating income was $16 million in the first nine months of 2004 versus an operating loss of $27 million in the first nine months of 2003. The increase in operating income was due to higher volume on new aircraft sales as well as productivity and cost savings initiatives implemented throughout 2003 and during the first nine months of 2004. The Company has made a significant investment in its Premier and Horizon aircraft, the realization of which is contingent upon future sales at forecasted prices and reductions in production costs on future deliveries. The Company anticipates provisional type certification and first customer delivery of the Horizon aircraft by year end 2004. Revenue will not be recognized on this delivery until 2005 as the Company expects to lease this aircraft back from the customer for demonstration and operational evaluation purposes.

The Other segment had sales of $492 million in the first nine months of 2004 versus $343 million in the first nine months of 2003 and an operating loss of $29 million in the first nine months of 2004 versus $13 million in the first nine months of 2003. The increase in sales and operating loss was primarily due to the consolidation of Flight Options in June 2003.

In June 2003, the Company participated in a financial recapitalization of Flight Options and exchanged certain Flight Options debt for equity. The Company now owns approximately 68 percent of Flight Options, and is consolidating Flight Options’ results in its financial statements. In order to finance current operations and any growth of Flight Options, additional capital may be required.

At September 26, 2004 and December 31, 2003, the Company’s exposure on commuter aircraft-related assets was approximately $595 million consisting of 321 aircraft and approximately $650 million consisting of 349 aircraft, respectively.

The general aviation market appears to be improving after having hit recent low levels of demand but the Company remains concerned about changes in market conditions and the Company’s ability to sell its general aviation, commuter, and fractional products. Specific risks include the levels of used aircraft available for sale, pricing pressure, and the demand for the Company’s product offerings.

Total backlog consisted of the following at:

	Sept. 26, 2004	Dec. 31, 2003
	(In millions)
Integrated Defense Systems	$6,566	$6,526
Intelligence and Information Systems	3,913	3,899
Missile Systems	8,328	5,028
Network Centric Systems	3,725	3,259
Space and Airborne Systems	5,715	4,865
Technical Services	1,865	1,510
Aircraft	2,449	2,279
Other	288	176

Total	$32,849	$27,542

Defense businesses included above	$30,112	$25,087

U.S. government backlog included above	$26,036	$21,353

Funded backlog consisted of the following at:

	Sept. 26, 2004	Dec. 31, 2003
	(In millions)
Integrated Defense Systems	$2,831	$3,318
Intelligence and Information Systems	860	655
Missile Systems	4,109	4,069
Network Centric Systems	2,635	2,488
Space and Airborne Systems	3,714	3,801
Technical Services	904	858
Aircraft	2,449	2,279
Other	288	176

Total	$17,790	$17,644

Defense businesses included above	$15,053	$15,189

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

Gross bookings were as follows:

	Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003
	(In millions)
Integrated Defense Systems	$2,525	$2,317
Intelligence and Information Systems	1,600	1,845
Missile Systems	6,140	3,269
Network Centric Systems	2,609	2,101
Space and Airborne Systems	3,399	2,491
Technical Services	1,394	878
Aircraft	1,979	1,112
Other	579	296

Total	$20,225	$14,309

Defense businesses included above	$17,667	$12,901

MS booked $2.1 billion for the Kinetic Energy Interceptor system contract, SAS booked over $1 billion on several classified contracts, and RAC booked an order totaling more than $300 million for 40 new Hawker mid-size and light business jets in the first nine months of 2004.

Discontinued Operations

In 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS in which the purchaser has claimed a purchase price adjustment of $85 million. The Company disputes this claim and expects the matter to be resolved in arbitration. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program. In the third quarter of 2004, the Company sold the last BBJ aircraft for $29 million.

The Company recorded charges related to AIS of $9 million and $8 million in the third quarter of 2004 and 2003, respectively, and $20 million and $27 million in the first nine months of 2004 and 2003, respectively.

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). In May 2001, WGI filed for bankruptcy protection. As a result, the Company was required to perform under various contract and lease obligations in connection with a number of different projects under letters of credit, surety bonds, and guarantees (Support Agreements) that it had provided to project owners and other parties.

For several of these projects, the Company has entered into settlement agreements that resolve the Company’s obligations under the related Support Agreements. On a number of these projects, the Company is continuing close-out efforts which includes warranty obligations, commercial closeout, and claims resolution. There are also Support Agreements on projects where WGI is continuing to perform work which could present risk to the Company if WGI fails to meet its obligations in connection with those projects.

In performing its obligations under the remaining Support Agreements, the Company has various risks and exposures, including delays, equipment and subcontractor performance, warranty closeout, various liquidated damages issues, collection of amounts due under contracts, and potential adverse claims resolution under various contracts and leases.

In August 2004, AES Red Oak LLC drew $30 million on a letter of credit provided by the Company. AES Red Oak LLC is the owner of the Red Oak power project in Sayreville, NJ, and there is a dispute between the Company and AES Red Oak LLC regarding the closeout of this project. The Letter of Credit was provided to AES Red Oak LLC in 2002 in lieu of the owner withholding retainage from periodic construction milestone payments.

The Company recorded net charges related to RE&C of $7 million pretax, $28 million after-tax and $78 million pretax, $51 million after-tax in the third quarter of 2004 and 2003, respectively, and $39 million pretax, $49 million after-tax and $217 million pretax, $141 million after-tax in the first nine months of 2004 and 2003, respectively, which included an after-tax charge of $24 million in the third quarter of 2004 for an estimated liability for foreign tax related matters. Although not expected to be material, additional losses on foreign tax related matters could be recorded in the future as estimates are revised or the underlying matters are settled.

In the third quarter of 2004, the total loss from discontinued operations was $16 million pretax, $34 million after-tax, or $0.08 per basic and $0.07 per diluted share versus $86 million pretax, $56 million after-tax, or $0.13 per basic and diluted share in the third quarter of 2003.

In the first nine months of 2004, the total loss from discontinued operations was $59 million pretax, $62 million after-tax, or $0.14 per basic and diluted share versus $244 million pretax, $158 million after-tax, or $0.38 per basic and diluted share in the first nine months of 2003.

Financial Condition and Liquidity

Net cash provided by operating activities was $993 million in the first nine months of 2004 versus $499 million in the first nine months of 2003. Net cash provided by operating activities from continuing operations was $1,025 million in the first nine months of 2004 versus $984 million in the first nine months of 2003. The improvement was due to the receipt of advances on international programs at IDS, the receipt of performance-based payments at MS, and improved performance at RAC offset by a $210 million payment in connection with the settlement of the class action lawsuit described below.

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the statement of cash flows. In the second quarter of 2004, the Company began funding its 401(k) plan match with cash.

Total contributions (required and discretionary) to the Company’s pension plans are expected to be approximately $420 million in 2004.

Net cash used in investing activities in the first nine months of 2004 was $277 million versus $409 million in the first nine months of 2003. Origination of financing receivables in the first nine months of 2004 was $223 million versus $274 million in the first nine months of 2003. Collection of financing receivables not sold was $329 million in the first nine months of 2004 versus $430 million in the first nine months of 2003.

Capital expenditures were $209 million in the first nine months of 2004 versus $243 million in the first nine months of 2003. Capital expenditures for the full year 2004 are expected to be approximately $400 million. Capitalized expenditures for internal use software were $73 million in the first nine months of 2004 versus $71 million in the first nine months of 2003. Capitalized expenditures for internal use software are expected to be approximately $115 million in 2004 as the Company continues to convert significant portions of existing financial systems to an integrated financial system.

In the first quarter of 2004, the Company paid the second installment of $70 million related to the 2003 acquisition of Solipsys Corporation. The final installment of $60 million is due in the first quarter of 2005. In the first quarter of 2003, the Company paid $130 million which fully satisfied the Company’s credit facility guarantee for Space Imaging.

Net cash used in financing activities was $328 million in the first nine months of 2004 versus $431 million in the first nine months of 2003. Dividends paid to stockholders were $258 million in the first nine months of 2004 versus $247 million in the first nine months of 2003. The quarterly dividend rate was $0.20 per share for the first three quarters of 2004 and 2003.

In May 2004, the Company reached an agreement in principle to settle a securities class action lawsuit. The terms of the settlement, which must be approved by the court, included a cash payment of $210 million, which was made in the third quarter of 2004, and the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and are expected to be issued in the first half of 2005. The actual number of warrants issued will depend on the stock price at the time of distribution. In connection with the settlement, the Company recorded a charge of $329 million, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement.

Capital Structure and Resources

Total debt was $6.4 billion at September 26, 2004 compared with $7.4 billion at December 31, 2003. Cash, cash equivalents, and short-term investments were $1,123 million at September 26, 2004 and $661 million at December 31, 2003. Total debt as a percentage of total capital was 38.8 percent at September 26, 2004 versus 44.7 percent at December 31, 2003.

In the nine months ended September 26, 2004, the Company repurchased long-term debt and subordinated notes payable with a par value of $1,014 million at a loss of $47 million pretax.

Subsequent to the end of the quarter, the Company initiated tender offers for the retirement of debt with a par value of $1.0 billion, initiated the redemption of $190 million par value of the outstanding 8.20% Notes due on March 1, 2006, and repurchased mandatorily redeemable equity securities with a par value of $50 million. The Company intends to finance the debt repurchases with cash on hand or borrowings under certain credit facilities and expects to take a charge in the fourth quarter of approximately $90 million associated with this debt retirement.

In the first quarter of 2003, the Company issued $425 million of long-term debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit.

The Company had outstanding interest rate swap agreements at September 26, 2004 with a notional value of $600 million that expire on various dates from 2007 to 2013. Under the interest rate swaps, the Company pays variable rates of interest based on six-month LIBOR and receives fixed rates of interest ranging from 3.4% to 5.2%.

The Company’s most restrictive financial bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, to be at least 3.0 times net interest expense for the prior four quarters. The Company was in compliance with the interest coverage ratio covenant during the first nine months of 2004. The Company’s bank agreements also have other default and cross-default provisions including failure to make payments on indebtedness, failure to make payments under guarantees, and judgments against the Company, each of which is subject to a $50 million aggregate threshold and also applies to the Company’s consolidated subsidiaries.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.3 billion at September 26, 2004 and $2.7 billion at December 31, 2003. There were no borrowings under these lines of credit at September 26, 2004 and December 31, 2003, however, the Company had approximately $200 million of outstanding letters of credit at September 26, 2004 which effectively reduced the Company’s borrowing capacity under the lines of credit to $2.1 billion.

In the second quarter of 2004, in accordance with the terms of the Company’s equity security units, the Company received proceeds of $863 million and issued 27.0 million shares of common stock.

The Company has on file a shelf registration with the Securities and Exchange Commission of which $1.3 billion remained outstanding at September 26, 2004. A substantial portion of the remaining availability under the shelf registration is expected to be used as common stock is issued upon the exercise of the warrants expected to be issued in connection with the settlement of the class action lawsuit, described above in Financial Condition and Liquidity.

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

Rent expense in the first nine months of 2004 was $160 million versus $166 million in the first nine months of 2003.

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

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse resolution in any such matter could have a material adverse affect on our financial position and results of operations.

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

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at September 26, 2004 and September 28, 2003, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was $1 million after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at September 26, 2004 and September 28, 2003, which was subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the risk exposure is not material.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 26, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner, as appropriate, to material information required to be included in the Company’s SEC reports.

In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company is primarily engaged in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. government. The Company also provides products and services under subcontracts from prime contractors contracting directly with the U.S. government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government investigate whether the Company’s operations are being conducted in accordance with these requirements. U.S. government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, the suspension of government export licenses, or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against the Company. Defense contractors are also subject to many levels of audit and investigation. Agencies which oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice, and Congressional Committees. The Department of Justice from time to time has convened grand juries to investigate possible irregularities by the Company.

Previously Reported Matters

As previously reported, the Company and two of its officers were named as defendants in several purported class action lawsuits. These lawsuits were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants in a Consolidated and Amended Class Action Complaint (the “Consolidated Complaint”) with the caption, In Re Raytheon Securities Litigation (Civil Action No. 12142-PBS), filed in the U.S. District Court in Massachusetts. Without admitting any liability or wrongdoing, in May 2004 the Company reached an agreement to settle this class action lawsuit on behalf of the Company and all individual defendants. The terms of the settlement, which were announced on May 13, 2004 and which has received preliminary approval from the court but must still receive final court approval, include a cash payment of $210 million and the issuance of warrants for Raytheon stock with a value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued if the settlement is approved and at the time the settlement proceeds are distributed. Upon final approval, the settlement will resolve all claims asserted against the Company and the individual defendants. In May 2004, the Company’s independent auditor also reached a settlement with the plaintiff, which is also subject to final court approval.

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

As previously reported, in May 2003 two purported class action lawsuits entitled, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS) and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in federal court in Boston, Massachusetts on behalf of participants in the Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both complaints alleged that the Company and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of the Company’s savings and investment plans’ investment in the Company stock. Both lawsuits were substantially similar and were consolidated into a single action in September 2003. In April 2004, a Second Consolidated Amended Complaint under the caption In re: Raytheon ERISA Litigation (No. 03-CV-10940) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in the Company’s stock since October 7, 1998. The Second Consolidated Complaint alleges that the Company, its Pension and Investment Group and its Investment Committee breached ERISA fiduciary duties by failing to: (1) prudently and loyally manage plan assets, (2) monitor the Pension and Investment Group and the Investment Committee and provide them with accurate information, (3) provide complete and accurate information to plan participants and beneficiaries, and (4) avoid conflicts of interest. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended Complaint.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July (June 8, 2004 – July 25, 2004)	2,965	$34.13	—	—
August (July 26, 2004 – August 22, 2004)	3,798	$34.42	—	—
September (August 23, 2004 – September 26, 2004)	11,986	$35.92	—	—

Total	18,749	$35.33	—	—

*	Shares repurchased relate to treasury activity under the Company’s stock plans. The total number of shares purchased includes the following transactions during the fiscal third quarter of 2004: (i) the deemed surrender to the Company of 83 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 3,371 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

In 1995, the Board of Directors authorized the repurchase of up to 12 million shares of the Company’s common stock from time to time when warranted by market conditions. In 1998, the Board of Directors ratified and reauthorized the repurchase of 2.5 million shares that remained under the original authorization. There have been 11.8 million shares purchased under this program through September 26, 2004. There have been no shares repurchased under this program since 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Form Raytheon Company Nonqualified Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan*

10.2	Form Raytheon Company Incentive Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan*

10.3	Form Raytheon Company Incentive Stock Option Agreement under the Raytheon Company 2001 Stock Plan*

10.4	Form Raytheon Company Nonqualified Stock Option Agreement under the Raytheon Company 2001 Stock Plan*

10.5	Form Raytheon Company Restricted Stock Award Agreement under the Raytheon Company 2001 Stock Plan*

10.6	Form Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Edward S. Pliner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(b)	Reports on Form 8-K

1.	Current report on Form 8-K filed on October 28, 2004.

The Company furnished information contained in its press release dated October 28, 2004 related to the Company’s financial results for quarter ended September 26, 2004.

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
Biggs C. Porter
Vice President and Corporate Controller
(Chief Accounting Officer)

October 28, 2004

Exhibit List

Exhibit No.	Description
10.1	Form Raytheon Company Nonqualified Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan

10.2	Form Raytheon Company Incentive Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan

10.3	Form Raytheon Company Incentive Stock Option Agreement under the Raytheon Company 2001 Stock Plan

10.4	Form Raytheon Company Nonqualified Stock Option Agreement under the Raytheon Company 2001 Stock Plan

10.5	Form Raytheon Company Restricted Stock Award Agreement under the Raytheon Company 2001 Stock Plan

10.6	Form Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward S. Pliner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.