Form 10-K
period 2004-12-31
RAYTHEON CO/
filed 2005-03-15
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 27, 2004, was approximately $15.5 billion.

Number of shares of Common Stock outstanding as of December 31, 2004: 453,096,000.

Documents incorporated by reference and made a part of this Form 10-K:

Portions of the Definitive Proxy Statement for Raytheon’s 2005 Annual Meeting are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

GENERAL

Raytheon Company (“Raytheon” or the “Company”), with worldwide 2004 sales of $20.2 billion, is an industry leader in defense and government electronics, space, technical services, and business and special mission aircraft. Raytheon was founded in 1922 and is currently incorporated in the state of Delaware. The Company is the surviving company of the 1997 merger of HE Holdings, Inc. and Raytheon Company.

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

BUSINESS SEGMENTS

Integrated Defense Systems.  The Integrated Defense Systems (IDS) business, headquartered in Tewksbury, Massachusetts, is a leader in mission systems integration. With a strong international and domestic customer base, including the U.S. Missile Defense Agency and the U.S. Armed Forces, IDS provides integrated air and missile defense and naval and maritime war-fighting solutions. The business primarily consists of the following business areas: DD(X), Integrated Air Defense Systems, International Integrated Air Defense, Japan Integrated Programs, Missile Defense, Naval Integrated Systems, Saudi Arabian Programs, and Surveillance and Sensor Systems.

IDS had 2004 net sales of $3.5 billion.

DD(X) – The DD(X) business area is responsible to the U.S. Navy, under contract to Northrop Grumman Ship Systems (NGSS), to deliver a fully integrated Ship System. This includes design of the Combat Systems Suite as well as design and oversight of the Total Ship’s Computing Environment Infrastructure in which all on board systems will operate. Within the program there are numerous areas of expertise, including Total Ship’s Systems Engineering (TSSE) and Integration, Total Ship’s Computing Environment Infrastructure Design, Software Programming, Human Systems Integration, Training and Logistics, and Modeling and Simulation, and Design, Test and Integration of Command and Control Systems, Radar, Sonar, Planar Array Antenna, and Vertical Missile Launcher. Additional work in the program includes Sensor and Vehicle Control, Electro-Optic/InfraRed, Electronic Surveillance, Acoustic Sensor Suite, and Identification Friend or Foe elements. Further work in the Command and Control, Communications, Computers and Intelligence (C4I) area includes External Communications and Imagery areas. The following key programs exist within the DD(X) Program: Dual Band Radar (SPY-3 Multifunction Radar and Volume Search Radar), Integrated Undersea Warfare System, MK 57 Vertical Launching System, and Total Ship Computing Environment Infrastructure.

Integrated Air Defense Systems (IADS) – IADS serves U.S. Department of Defense customers by providing total air and missile defense (AMD) systems integration efforts within a Joint AMD Architecture enabling warfighters access to air and ground-based sensors, and combat systems communications which link together weapons, battle management command and control hardware and software in a seamless system of systems open architecture. This business area produces system of systems engineering solutions, architecture and product capabilities such as Patriot Air & Missile Defense System, Joint Land Attack Cruise Missile Defense Elevated Netted Sensor (JLENS), Surface Launched AMRAAM (SLAMRAAM), Complementary Low Altitude Weapon System (CLAWS), Common Aviation Command & Control System (CAC2S) and Affordable Ground Based Radar (AGBR).

International Integrated Air Defense (IIAD) – The IIAD business area provides integrated air and missile defense solutions and support to foreign customers. IIAD, in coordination with the U.S. government and U.S. Armed Forces, designs and tailors scalable, integrated short range, lower tier and homeland defense systems capable of defending against air breathing, cruise missile and ballistic missile threats. Products include the Patriot missile system, SLAMRAAM missile system, Hawk missile system and related whole life services and support.

Japan Integrated Programs – The Japan Integrated Programs business area has been providing the Japanese Defense Agency with advanced integrated air-defense solutions, primarily based on the Hawk and Patriot Air Defense Systems, for over 40 years. The Japan Integrated Programs business area is working with Japanese Industry to upgrade the Patriot System to Configuration-3 (PI-3) program and to provide a Ballistic Missile Defense Command and Control capability under the Japan Air-Defense Ground Environment-Ballistic Missile Defense (JADGE-BMD) program.

Missile Defense (MD) – The Missile Defense business area provides mission system solutions for ballistic missile defense. Key capabilities and products of the MD business area include system integration, information management, sensor fusion, discrimination, and sensor systems. The MD business area is the premier provider of radars for the Ballistic Missile Defense System (BMDS) currently under development by the U.S. Missile Defense Agency (MDA). This business area provides the Early Warning Radars for threat detection, track and classification as well as the X-band Family-of-Radars for precision track and discrimination of ballistic missile threats. The X-band Family-of-Radars includes the transportable Forward-based X-band (FBX-T), the Sea-based X-band (SBX), the Terminal High-Altitude Area Defense (THAAD) sensor and Command, Control, Battle Management and Communications (C2BMC), as well as a number of key test assets such as the prototype Ground-based radar (GBR-P) located at the Kwajelein test facility and TPS-X at the Pacific Missile Test Range. The Missile Defense business area is also the Raytheon lead for the development and implementation of discrimination technology and solutions through its Discrimination Center of Excellence which supports cross-product development and implementation of key discrimination solutions.

Naval Integrated Systems (NIS) – The NIS business area provides capabilities to U.S. and foreign navies in surface ship electronics integration and submarine combat systems and weapons. The business area is the ship electronics integrator for the LPD-17 San Antonio Class Amphibious Assault Ship and delivers the Surface Ship Self Defense System (SSDS) Mk1 and Mk2 to the U.S. Navy’s fleet of large deck platforms and the BYG-1 combat system to all U.S. submarines, as well as Australia’s Collins class. NIS is also the Navy’s primary industrial partner on both heavyweight and lightweight torpedoes, delivering undersea superiority to the U.S. and its allies.

Saudi Arabian Programs – The Saudi Arabian Programs business area provides technical, logistics and training services, as well as replenishment spare parts, in support of Hawk and Patriot systems fielded by the Royal Saudi Air Defense Forces (RSADF) throughout the Kingdom of Saudi Arabia. Currently, the business area is working with the United States Air and Missile Command (AMCOM) Security Assistance Management Directorate (SAMD) to develop plans for refurbishing and upgrading the RSADF Patriot system to the latest U.S. configuration (Configuration 3), and for upgrading RSADF Command, Control and Communications systems. In 2004, this business area completed the 2nd year of Raytheon’s 3-year Hawk and Patriot Systems Technical and Logistics

Support Contract (HPSSC). In 2004, this IDS unit completed the System Integration and check-out of six Patriot battalions and support equipment.

Surveillance and Sensor Systems (SSS) – The SSS business area encompasses a broad range of domestic and international programs including the Cobra Judy Replacement Mission Equipment Program, the Taiwan Surveillance Sensor Program and the U.S. Air Force Space Surveillance Sensor Program. The Cobra Judy Replacement Mission Equipment Program is a ship based radar suite for world wide ballistic missile data collection. The Taiwan Surveillance Radar Program is an early warning radar for ballistic missile protection. The U.S. Air Force Space Surveillance Sensor Program tracks objects orbiting the earth. Production and whole life support services for a number of legacy radar and fire control systems is included in the business area, specifically, AEGIS Weapon System radar equipment, the SPS-49 Long Range Surveillance Radar, the TARTAR Fire Control System, the NATO Seasparrow Fire Control System and associated Guided Missile Launchers and the SPS-73 Surface Search Radar. Maritime Domain Awareness systems are developed and produced within SSS. Advanced technology development for future radar systems is also a key focus.

Product performance, support and price are among the principal competitive factors considered by IDS’ customers, which include the U.S. Missile Defense Agency and the U.S. Armed Forces. IDS relies upon its domain knowledge and products to compete in the Missile Defense, Integrated Air Defense and other mission areas.

Intelligence and Information Systems.  The Intelligence and Information Systems (IIS) business, headquartered in Garland, Texas, is a leading provider of systems, subsystems and software engineering services for national and tactical intelligence systems, as well as for homeland security and information technology solutions. Areas of special concentration include processing, analysis and dissemination of signals and imagery, production of geospatial intelligence, command and control of airborne and spaceborne platforms including unmanned aerial vehicles (UAVs) and satellites, and integrated ground systems for weather and environmental programs.

IIS had 2004 net sales of $2.2 billion.

IIS contracts encompass a broad range of products from signal intelligence (SIGINT) sensors (used on platforms such as U2) to mission management systems (used to manage operation and data for platforms like Global Hawk). In addition, IIS delivers integrated solutions for government IT requirements and knowledge-driven homeland security solutions for customers worldwide. IIS is comprised of the following business areas:

National Systems – National Systems provides systems and operational support for high-performance signals intelligence and multi-INT mission/resource management and execution, signal processing and analysis; information management and knowledge discovery; and operations, maintenance and engineering support. Customers include the National Security Agency (NSA), a proprietary customer, the U.S. Department of Defense (DoD) and the Defense Advanced Research Projects agency (DARPA). Contracts include: PROCON, integrated operations support, PASSGEAR, involving processing, exploitation and dissemination systems; Emergejust, a cryptologic solutions program; and Highpoint in mission signals management.

Operational Technologies and Solutions (OTS) – OTS provides information management systems, broadband broadcast systems and operations support to the DoD, DARPA, Missile Defense Agency (MDA) and classified and proprietary customers. Its capabilities are diverse, ranging from managing state of the art collection systems, and large volumes of information securely and reliably, to developing next-generation technology, to providing operations support to customers at their respective sites. Customers include the DoD, DARPA, MDA, FBI, the Drug Enforcement Agency (DEA) and foreign governments. Contracts include: Future Combat Systems (FCS), Global Broadcast System (GBS), and numerous classified contracts.

Raytheon Information Solutions (RIS) – RIS develops and supports information technology solutions in technical computing, enterprise systems, e-Commerce and logistics management, primarily for the U.S. Federal agency and DoD marketplace. RIS contracts include US-VISIT; teamed with Accenture as a member of the Smart

Border Alliance, RIS is developing an integrated, automated system to track the entry and exit of visitors entering the United States. Other contracts include operations and maintenance of the NASA Earth Observing System Data and Information System (EOSDIS), and Common Services to Borrowers (CSB) which provides a student loan debt collection system for the Department of Education.

Space Systems (SS) – The SS business is focused on satellites and the support required for satellites. SS develops satellite command and control software and provides mission and resource management, end-to-end information and network management, and modeling and simulation capabilities to its customers. Primary customers include the National Aeronautics and Space Administration (NASA), the National Oceanic and Atmospheric Administration (NOAA), the National Reconnaissance Office (NRO), NSA, the U.S. Air Force, The Boeing Company, Northrop Grumman Corporation and Lockheed Martin Corporation. SS also works with commercial customers as the ground systems integrator supporting satellites used to support hundreds of television channels to households around the world. Contracts include the National Polar-orbiting Operational Environmental Satellite System (NPOES), the Global Positioning System III (GPSIII), NASA’s EOS and the James Webb Space Telescope.

Strategic Imaging Systems (SIS) – SIS provides automated intelligence systems, information management and automated releasability dissemination systems; architecture design, development and integration, ground systems engineering support, operations/management, advanced data processing technology and algorithms; multi-level security architecture and accreditation. Customers include the National Geospatial-Intelligence Agency (NGA), National Air and Space Intelligence Center, Space Imaging, LLC, and various classified and proprietary governmental customers. SIS contracts include Freedom, involving life-cycle support for a large data processing center for a proprietary customer, and the MIND, which provides common ground services for a proprietary customer.

Tactical Intelligence Systems (TIS) – TIS has core competencies in manned and unmanned Signals Intelligence (SIGINT) sensors, ground control of airborne SIGINT sensors, multi-INT ground systems, Unmanned Aerial Vehicle (UAV) ground stations and Intelligence, Surveillance and Reconnaissance (ISR) battle space management. Customers include the DoD, primarily the Air Force, and classified as well as proprietary agencies. TIS programs include: Distributed Common Ground System (DCGS), Consolidated Field Services (CFS) for all sensors and ground systems and data links for the U-2, and Tactical Control System (TCS) for simultaneous control of multiple UAV’s and their payloads from the same station.

Technical solutions, value, delivery schedules, past performance and award fee achievement are among the principal competitive factors considered by IIS’ customers, which include classified customers, the U.S. Air Force, U.S. Navy, NOAA, NASA, NGA and other federal civil and military customers. IIS relies upon its domain knowledge and ability to address customer issues, along with its program performance, to compete for its business.

Missile Systems.  The Missile Systems (MS) business, headquartered in Tucson, Arizona, is the world’s premier missile manufacturer. The Missile Systems business creates a broad range of cutting edge solutions and products for the U.S. military and many allied countries. MS consists of the following business areas: Strike, Air-to- Air, Naval Weapon Systems, Exo-Atmospheric Kill Vehicle, Kinetic Energy Interceptor, Advanced Missile Defense and Directed Energy, Land Combat and Advanced Programs.

MS had 2004 net sales of $3.8 billion.

Strike – Products and services included in the Strike product line enable U.S. Air Force and U.S. Navy customers to attack, suppress or destroy ground-based targets such as bridges, buildings, aircraft/bunkers, tanks, radar sites and/or air-defense missile installations. Programs involving the Strike product line includes Tactical Tomahawk, an advanced surface- or sub-launched cruise missile with loitering and network communication capability, Paveway laser guided “smart” bomb; Joint Stand Off Weapon (JSOW), a joint Navy/Air Force low cost, air-to-ground weapon; High Speed Anti-Radiation Missile (HARM), which suppresses or destroys surface-to-air missile radars, early warning radars, and radar-directed air defense artillery systems; and Maverick, a family of versatile, precision strike missiles.

Air-to-Air – Raytheon is a leading supplier of air-to-air missiles. These products help ensure the air dominance of our nation’s military, contributing to the security of the U.S. and many of its allies. Programs involving the Air-to-Air product line include: AIM 9X, the latest member of the Sidewinder short range missile family; AIM 9M; and Advanced Medium Range Air-to-Air Missile (AMRAAM), a state of the art, highly dependable and battle proven air-to-air missile.

Naval Weapon Systems (NWS) – NWS is a leading supplier of defensive missiles and the largest business area of Raytheon Missile Systems. Programs include: the Standard Missile family of state of the art air and missile defense missiles; Evolved Sea Sparrow Missile (ESSM), which provides self-defense against high-speed, highly maneuverable anti-ship missiles, Rolling Airframe Missile (RAM), a supersonic, light-weight, quick-reaction, fire-and-forget missile designed to destroy antiship missiles; Phalanx, an advanced radar-controlled gun system that provides defense against close-in air and surface threats; and Extended Range Guided Munition (ERGM), a new projectile that will support forces ashore with sustained, accurate fire.

Atmospheric Kill Vehicle (EKV) – Utilizing state of the art target discrimination technologies and sophisticated embedded software, the EKV payload represents the tip of the spear for the Ground Based Interceptor (GBI), a key element in the Ground-based Midcourse Defense (GMD) system.

Kinetic Energy Interceptor (KEI) – This missile defense program’s goal is to design, develop and deploy kinetic energy-based, mobile, ground and sea-launched missiles that can intercept and destroy enemy ballistic missiles during their boost phase. The KEI element consists of the Interceptor Component, the Mobile Launcher Component and the C2BMC component.

Advanced Missile Defense, Directed Energy Weapons Product Line (AMD DEW) – This business area was created to pursue growth opportunities in the missile defense and directed energy markets. It includes concept and development of new kill vehicles, space applications, discrimination, high power microwave and high energy laser systems.

Land Combat – The Land Combat business area supports the U.S. Army and more than 25 U.S. allies. The multi-mission capability of Land Combat missiles has been demonstrated in Iraq and Afghanistan. Programs include Javelin, a fire and forget anti-tank weapon, TOW, an anti-tank, anti-armor weapon, Excalibur, a guided projectile and Non-Line of Site Launch System (NLOS-LS), an integral part of the U.S. Army’s Future Combat Systems.

Advanced Programs – Focuses on next generation technology and systems to provide customers superior capability.

Technical superiority, reputation, price, delivery schedules, financing and reliability are among the principal competitive factors considered by MS’ customers, which include the U.S. Armed Forces and the U.S. Missile Defense Agency. As a result of consolidation in the defense industry, MS frequently partners on various programs with its major suppliers, some of whom are, from time to time, competitors on other programs.

Network Centric Systems.  The Network Centric Systems (NCS) business, headquartered in McKinney, Texas, develops and produces mission solutions for networking, command and control, battlespace awareness, and air traffic management. Programs include civilian applications, command and control systems, integrated communications systems and netted sensor systems. NCS serves all branches of the U.S. Armed Forces, the National Guard, the Department of Homeland Security, the Federal Aviation Administration, other U.S. national security agencies, and foreign customers.

NCS had 2004 net sales of $3.1 billion.

NCS consists of the following business areas: Air Space Management and Homeland Security, Command and Control Systems, Combat Systems, Integrated Communication Systems (ICS), Precision Technologies and Components, Thales-Raytheon Systems LLC, and Raytheon Systems Limited.

Air Space Management and Homeland Security (AMHS) – AMHS is a key participant in designing future air traffic solutions in partnership with the Multi-Agency Joint Planning and Development Office. AMHS integrates ground-to-ground management of both civil and military markets in more than 50 countries. Safe travel is enhanced through the Standard Terminal Automation Replacement System (STARS), the Wide Area Augmentation System (WAAS) and a broad range of other adaptable, network enabled systems. AMHS also provides solutions to the emerging Homeland Security market for border and perimeter security and surveillance and tracking.

Command and Control Systems (C2S) – C2S develops and provides integrated solutions, systems and supporting services. C2S delivers capabilities to enable network-centric warfare via agile and responsive integrated command and control systems and functionality, such as the Advanced Field Artillery Tactical Data System (AFATDS). C2S delivers transformational capabilities in Network Centric Warfare (NCW) and Command and Control (C2) systems. C2S serves as Ground Sensor Integrator (GSI) for the U.S. Army’s Future Combat System (FCS). This business has met other mission integration requirements, including that of a mobile command post with the accelerated production of the CENTCOM Deployable Headquarters (CDHQ), providing mobile communications for the battlespace.

Combat Systems (CS) – CS is a premier developer and producer of integrated ground-based surveillance and target engagement solutions that provide overwhelming advantage to warfighters today. CS is the mission integrator for the Stryker Brigade Combat Team and is developing ground sensor capabilities for the Future Combat System with the Battlefield Target Identification (BTID), Multi-Function RF (MFRF) and Medium Range Electro-Optic Infrared (MREO) programs.

Integrated Communications Systems (ICS) – ICS is a leader in transformational communications through the development of wireless, high bandwidth communications solutions for its customers. ICS provides communication systems, services and products that enable Net Centric Operations and the Global Information Grid effective on land, sea and air through products like Enhanced Position Location Reporting System (EPLRS) and Microlight for the dismounted soldier.

Precision Technologies and Components (PTC) – PTC provides imaging capabilities from infrared focal plane arrays for thermal imaging, earth remote sensing, and astronomy applications to precision optical solutions for medical, industrial, defense, optical telecommunications, and commercial entertainment markets. Developments in cooled and uncooled infrared technologies at PTC provide significant discriminators for Raytheon’s service to the U.S. Armed Forces for sensing capabilities.

Thales-Raytheon Systems, LLC – Thales-Raytheon Systems (TRS) – is a joint venture between Thales Group and Raytheon Company. TRS gathers its two parent companies’ capabilities in the field of Air Command and Control Systems (ACCS), for example Air Surveillance Military Radars, Air Operations Centers and Battlefield Air Defense Coordination Systems, including radar and associated centers. TRS has three operating units, Thales-Raytheon Systems, LLC in the U.S. and two in France. Thales-Raytheon Systems, LLC offers its customers cost-effective systems engineering solutions.

Raytheon Systems Limited (RSL) – Within RSL, Raytheon’s U.K. subsidiary, NCS designs, develops and manufactures a wide range of advanced systems for network enabled operations. Battlefield situational awareness is enhanced through the Identification Friend or Foe (IFF) System and the Joint Effects Tactical Targeting System (JETTS) for command and control, as well as guided weapon systems. RSL also provides Integrated Logistics Support for major systems such as UKADGE, Paveway and Maverick, as well as commercial activities, including Monopulse Secondary Surveillance Radar (MSSR) systems for air traffic control and various integrated electronic systems. RSL is also actively involved in Galileo, the European commercial satellite positioning and timing system.

Price and performance are among the principal competitive factors considered by NCS’ customers. NCS relies upon its past performance reputation, technical expertise and pricing to compete for business.

Space and Airborne Systems.  The Space and Airborne Systems (SAS) business, headquartered in El Segundo, California, provides electro-optic/infrared sensors, airborne radars, solid-state high energy lasers, precision guidance systems, electronic warfare systems, and space-qualified systems for civil and military applications. SAS is a leader in the design and development of integrated systems and solutions for advanced missions including: unmanned aerial operations, electronic warfare, active electronically scanned array radars, airborne processors, weapon grade lasers, missile defense, and intelligence, surveillance and reconnaissance systems.

SAS had 2004 net sales of $4.1 billion.

Air Combat Avionics (ACA) – The ACA business area provides advanced fire control radar, avionics and processor technologies. Customers include the U.S. Navy and U.S. Air Force and foreign governments. ACA is a leader in providing both mechanically scanned radars and Active Electronically Scanned Array (AESA) radars for the U.S. Air Force’s F-15 and B-2 as well as the U.S Navy’s F/A-18 Super Hornet E/F fighter jet. ACA’s airborne processor advanced avionics customers include Lockheed Martin Corporation, The Boeing Company and Northrop Grumman Corporation.

Advanced Concepts and Technologies (ACT) – The ACT business area is a technology incubator for SAS. Primary customers include Air Force Research Lab and DARPA. Internal research and development and contract research and development contracts support all business areas of SAS.

Advanced Products Center (APC) – APC is a state of the art microwave automated factory. APC provides high performance transmit/receive modules for multiple active array radars including those for Missile Defense (THAAD, BMDS, XBR), Fire Control (F/A-18, F/A-22, F-15) and Surveillance (B-2, MP-RTIP). APC products are also integral to next generation revolutionary platforms, such as the U.S. Navy’s DD(X), Joint Unmanned Combat System (J-UCAS), and F-35 Joint Strike Fighter.

Electronic Warfare Systems (EWS) – The EWS business provides U.S. and foreign military services aircraft/shipboard self-protection systems to counter threats and enhance survivability. Programs include: ALE-50 and Advanced Towed Decoys, ALR-67(V)3 Radar Warning Receiver, ALR-69A(V) Radar Warning Receiver and the Advanced Self-Protection Integrated Suite.

Integrated Airborne Systems (IAS) – The IAS business area provides advanced sensor and control/exploitation solutions for multiple national and international customers and prime contractors. Programs include the Enhanced Integrated Sensor Suite (EISS) for the Global Hawk unmanned aerial system, the Airborne Stand-Off Radar (ASTOR) program for the U.K. Ministry of Defence, the U.S. Air Force’s Multi-Platform Radar Technology Insertion Program (MP-RTIP) and the ASARS 2-A sensor for the U-2 reconnaissance aircraft. IAS includes the Unmanned Reconnaissance Systems business.

Precision Attack and Surveillance Systems (PASS) – The PASS business area is an industry leader in maritime surveillance radars and electro-optical and infrared sensors for surveillance, reconnaissance and targeting mission support. Customers include major prime contractors and all branches of the U.S. Armed Forces, the Department of Homeland Security and several allied militaries. The PASS product line includes the APS-137 radar upgrade for the Multi-Mission Aircraft program, SeaVue radar, the Multi-spectral Targeting System for the Predator and AAS-44 Forward-looking Infrared Radar.

Strategic Systems (SS) – The SS business area develops space and space-qualified payloads for the intelligence, defense, and civil space communities. Customers are predominantly restricted, as are the major programs. Other programs include the Space Tracking and Surveillance System (STSS), Visible Infrared Imager Radiometer Suite (VIIRS) for the National Polar-orbiting Operational Environmental Satellite System (NPOESS) and instruments for Mars exploration.

Tactical Aircraft Systems and Navigation (TAS&N) – The TAS&N business area is a leader in advanced technologies for tactical air sensors and weapons. Leading customers include the U.S. Navy as well as The Boeing

Company, Northrop Grumman Corporation and Lockheed Martin Corporation. Key programs include the ASQ-228 ATFLIR targeting pod currently in production for the Navy and U.S. Marine Corps. TAS&N’s Precision Guidance Systems provides a variety of sophisticated GPS products for a range of customers including the U.S Air Force and Navy.

Price and delivery schedules are among the principal competitive factors considered by SAS’ customers, which include classified customers, the U.S. Navy, and the U.S. Air Force. As a result of consolidation in the defense industry, SAS frequently partners with its major suppliers, some of whom are, from time to time, competitors on other programs.

Technical Services.  Raytheon Technical Services Company LLC (RTSC), headquartered in Reston, Virginia, provides technical, scientific and professional services for defense, federal and commercial customers worldwide. RTSC is organized into the following business areas: System and Product Support Solutions; Depot Operations; Engineering & Production Support; and Logistics and Training Systems. Products and services span integrated logistics support and full life-cycle design across product lines, including range operations, logistics and maintenance support services, comprehensive engineering, manufacturing and depot services; counter-proliferation and treaty compliance and military training. RTSC also provides a significant amount of products and services in support of other Raytheon products and systems.

RTSC had 2004 net sales of $2.1 billion.

System and Product Support Solutions (SPSS) – SPSS has primary responsibility for whole life support of fielded Raytheon systems, and leads Raytheon’s Mission Support effort, an integrated approach to delivering a broad array of logistics and support solutions to our customers. Mission Support harnesses capabilities across Raytheon’s business. These capabilities have been built over decades of working in partnership with its customers to enhance the readiness and value of Raytheon products in the field. SPSS also has key capabilities in Logistics Support, including procurement services, training, technical manuals, life cycle support, field engineering and flight test operations. SPSS supports major command and control system upgrades for the U.S. Marine Corps, and concept of operation and doctrine development activities for the U.S. Army.

Depot Operations (DO) – DO operates repair and maintenance depots that are centers of excellence for the support and repair of military and commercial communications and electronics systems. Capabilities include mechanical and electrical fabrication and assembly; maintenance support; life-cycle logistics support; field engineering; and equipment and systems installation, testing and refurbishment. DO also provides a wide range of program management support including life-cycle management, risk and vulnerability assessment, information technology and network security support, integrated logistics support, supply chain management, inventory and asset management, configuration management and subcontractor management. DO provides support to the U.S. Navy Weapon Systems programs through performance-based logistics and other services. DO performs inventory workload scheduling, production planning and control, material source identification, small quantity spares fabrication and logistic support for the Navy.

Engineering & Production Support (EPS) – EPS offers a broad spectrum of engineering and limited-production services for Department of Defense, foreign military and commercial customers. EPS provides Capability Maturity Model Integration (CMMI) certified engineering capabilities that run the gamut of design, development, analysis, system integration and test. These reside side-by-side with manufacturing capabilities that can provide a full range of efforts from rapid prototyping to limited production. In addition, EPS’ expertise extends to support capabilities such as Integrated Logistics Support (ILS) functions, overhaul, repair, upgrade and sustainment planning. EPS designed, developed and now supports special mission aircraft signaling such as the Shared Reconnaissance Pod (SHARP) throughout its lifecycle; and upgrades M60 tanks with improved fire control systems.

Logistics and Training Systems (LTS) – LTS has significant experience in large-scale facility management, military test and training range technical services, and international logistics support for remote site operations.

Range operations capabilities include engineering, design, installation, and testing of instrumentation modifications, real-time mission data processing, test planning support, systems and software engineering, and total base support. Supply chain management expertise includes inventory management, warehousing and distribution. Remote site logistics capabilities include life support, training, requirements analysis and facilities/equipment operations and maintenance. LTS is a major contractor to the Defense Threat Reduction Agency (DTRA). LTS also operates and maintains range instrumentation installed on the U.S. Army’s training ranges around the world.

Price, performance, and innovative service solutions are among the principal competitive factors considered by RTSC’s customers, which include all branches of the U.S. Armed Forces, NASA, NSF and foreign governments. RTSC relies upon its past performance, reputation, service expertise and pricing to compete for business.

Aircraft.  Raytheon Aircraft Company (RAC), headquartered in Wichita, Kansas designs, develops, manufactures, markets and provides aftermarket support for business jets, turboprops and piston-powered aircraft for the world’s Commercial, Fractional Ownership, and Military aircraft markets.

RAC had 2004 net sales of $2.4 billion.

RAC’s major products and initiatives currently include:

•	Aircraft and aviation services in the general aviation market, including a network of fixed-base operations (FBO’s) providing business aviation services at airports throughout North America and in the United Kingdom and Mexico;
•	Supply of spare parts through it’s parts distribution business;
•	Marketing, production and support of a piston-powered aircraft line that includes the single-engine Beechcraft Bonanza A36 and the twin-engine Beechcraft Baron 58 aircraft;
•	Marketing, production and support of the Beechcraft King Air turboprop series of aircraft which includes the Beechcraft King Air C90B, B200 and 350;
•	Marketing, production and support of the Hawker 400XP light jet, the Hawker 800XP mid-size business jet and the Beechcraft Premier 1 entry level business jet;
•	Development of a new super mid-size business jet, the Hawker Horizon, which received provisional type certification in December 2004;
•	Marketing, production and support of special mission aircraft including military versions of the Beechcraft King Air and the Hawker 800XP and its predecessor aircraft;
•	Aircraft training systems, including the Beechcraft T6-A trainer previously selected as the next generation trainer for the U.S. Air Force and Navy under the Joint Primary Aircraft Training System (JPATS).

Price, financing, operating costs, product reliability, cabin size and comfort, product quality, travel range and speed, and product support are among the principal competitive factors considered by RAC’s customers.

Other.  The Other segment is comprised of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC (RAAS), and Raytheon Professional Services LLC (RPS). FO offers services in the fractional jet industry. RAAS manages the Company’s commuter aircraft business. RPS provides integrated learning solutions to commercial and government organizations worldwide.

SALES TO THE UNITED STATES GOVERNMENT

Sales to the United States Government (the “Government”), principally to the Department of Defense (“DoD”), were $15.0 billion in 2004 and $13.4 billion in 2003, representing 74% of total sales in 2004 and 74% of total sales in 2003.

GOVERNMENT CONTRACTS

The Company and its various subsidiaries act as a prime contractor or major subcontractor for many different Government programs, including those that involve the development and production of new or improved electronic systems or major components of such systems. Over its lifetime, a program may be implemented by the award of many different individual contracts and subcontracts. The funding of Government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The Government is required to adjust equitably a contract price for additions or reductions in scope or other changes ordered by it.

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

The Company’s fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, Raytheon agrees to perform a specific scope of work for a fixed price and as a result, benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, Raytheon shares with the Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, the Company’s profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive type contracts, the Company usually receives either milestone payments equaling 90% of the contract price or monthly progress payments from the Government generally in amounts equaling 80% of costs incurred under Government contracts. The remaining amount, including profits or incentive fees, is billed upon delivery and acceptance of end items under the contract.

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

BACKLOG

The Company’s backlog of orders was $32.5 billion at December 31, 2004 and $27.5 billion at December 31, 2003. The 2004 amount includes backlog of approximately $25.5 billion from the Government compared with $21.4 billion at the end of 2003.

Approximately $3.8 billion of the overall backlog figure represents direct orders from foreign governments.

Approximately $1.3 billion of the overall backlog represents non-government foreign backlog.

Approximately $18.3 billion of the 2004 year-end backlog is not expected to be filled during the following twelve months. For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

RESEARCH AND DEVELOPMENT

During 2004, Raytheon expended $491 million on research and development efforts compared with $487 million in 2003 and $449 million in 2002. These expenditures principally have been for product development for the Government and for aircraft products. In addition, Raytheon conducts funded research and development activities under Government contracts which is included in net sales. For additional information related to research and development efforts, see “Note A – Accounting Policies” within Item 8 of this Form 10-K.

RAW MATERIALS, SUPPLIERS AND SEASONALITY

Delivery of raw materials and supplies to Raytheon is generally satisfactory. Raytheon is sometimes dependent, for a variety of reasons, upon sole-source suppliers for procurement requirements which may create difficulties in meeting production and delivery obligations because of delays in delivery or reliance on such suppliers. In the case of Raytheon Aircraft, production of certain aircraft and spare parts are dependent on the successful performance of suppliers under international supply contracts. In recent years, revenues in the second half of the year have generally exceeded revenues in the first half. The timing of Government awards, the availability of Government funding, product deliveries and customer acceptance are among the factors affecting the periods in which revenues are recorded. Management expects this trend to continue in 2005.

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

PATENTS AND LICENSES

Raytheon and its subsidiaries own a large intellectual property portfolio which includes, by way of example, United States and foreign patents, unpatented know-how, trademarks and copyrights, all of which contribute significantly to the preservation of the Company’s competitive position in the market. In certain instances, Raytheon has augmented its technology base by licensing the proprietary intellectual property of others. The Company also licenses its intellectual property to others.

EMPLOYMENT

As of December 31, 2004, Raytheon had approximately 79,000 employees compared with approximately 78,000 employees at the end of 2003. The increase is mainly due to overall business growth in multiple market sectors and on multiple programs during 2004.

Raytheon considers its union-management relationships to be generally satisfactory. In 2004, there were no work stoppages at any of the Company’s sites.

INTERNATIONAL SALES

Raytheon’s sales to customers outside the United States (including foreign military sales) were $3.7 billion or 18% of total sales in 2004, $3.5 billion or 19% of total sales in 2003, and $3.5 billion or 21% of total sales in 2002. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communication. Foreign subsidiary working capital requirements generally are financed in the countries concerned. Sales and income from international operations and investments are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. Raytheon has acted to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments. See revenues derived from external customers and long-lived assets by geographical areas set forth in “Note O – Business Segment Reporting” within Item 8 of this Form 10-K.

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

ENVIRONMENTAL REGULATION

The Company’s operations are subject to and affected by a variety of federal, state and local environmental protection laws and regulations. The Company has provided for the estimated cost to complete remediation where the Company has determined that it is probable that the Company will incur such costs in the future to address environmental impact at current or formerly owned operating facilities or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency or similarly designated by other environmental agencies. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup and the status of the law, regulations, and their interpretations.

In order to assess the potential impact on the Company’s financial statements, management estimates the possible remediation costs that reasonably could be incurred by the Company. Such estimates take into consideration the professional judgment of the Company’s environmental professionals and, when necessary, consultation with outside environmental specialists. In most instances, only a range of reasonably possible costs can be estimated.

If the Company is ultimately found to have liability at those sites where we have been designated a PRP, the Company expects that the actual costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, however, responsible parties may be jointly and severally liable and, therefore, potentially liable for the full cost of funding such remediation. In the unlikely event that the Company is required to fund the entire cost of such remediation, the statutory framework provides that the Company may pursue rights of contribution from the other PRPs. The amounts the Company records do not reflect the fact that it may recover some of the environmental costs the Company has incurred through insurance or from other PRPs.

The Company manages various government-owned facilities on behalf of the government. At such facilities, environmental compliance and remediation costs have historically been the responsibility of the government and the Company relied (and continues to rely with respect to past practices) upon government funding to pay such costs. While the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance, are typically borne by either the government or the contractor, depending on the contract and the relevant facts. Fines and penalties are unallowable costs under the contracts pursuant to which such facilities are managed.

Most of the laws governing environmental matters include criminal provisions. If the Company were convicted of a violation of the Federal Clean Air Act or the Clean Water Act, the facility or facilities involved in the violation would be placed by the EPA on the “Excluded Parties List” maintained by the Government Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract awarded during any period of listing by the EPA.

Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in “Risk Factors and Forward-Looking Statements” immediately below, in Item 3 “Legal Proceedings”, in “Commitments and Contingencies” within Item 7 of this Form 10-K and in “Note L – Commitments and Contingencies” within Item 8 of this Form 10-K.

RISK FACTORS AND FORWARD-LOOKING STATEMENTS

An investment in our common stock or debt securities includes risks and uncertainties. Investors should consider the following factors carefully, in addition to the other information included in this Form 10-K, before purchasing our securities.

This filing and the information we are incorporating by reference, including any statements relating to the Company’s future plans, objectives, and projected future financial performance, contain or are based on, forward-looking statements within the meaning of federal securities laws. Specifically, statements that are not historical facts, including statements accompanied by words such as “believe,” “expect,” “estimate,” “intend,” or “plan,” variations of these words, and similar expressions, are intended to identify forward-looking statements and convey the uncertainty of future events or outcomes. The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks, and actual results may differ materially. Given these uncertainties, you should not rely on forward-looking statements.

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

The termination of a Government contract or relationship as a result of any of these acts would have a negative impact on our operations and could have a negative effect on our reputation and ability to procure other Government contracts in the future. On those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our services as a subcontractor.

In addition, sales to the Government may be affected by:

•	changes in procurement policies
•	budget considerations
•	unexpected developments, such as the terrorist attacks of September 11, 2001, which change concepts of national defense
•	political developments abroad, such as those occurring in the wake of the September 11 attacks

The influence of any of these factors, which are largely beyond our control, could also negatively impact our financial condition. We also may experience problems associated with advanced designs and programs required by the Government which may result in unforeseen technological difficulties and cost overruns. Failure to overcome these technological difficulties and the occurrence of cost overruns would have a negative impact on our results.

We depend on the U.S. Government for a significant portion of our sales, and the loss of this relationship or a shift in Government funding could have severe consequences on the financial condition of Raytheon.

Approximately 74% of our net sales in 2004 were to the U.S. Government. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government at our expense and are likely to continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for the size and structure of Raytheon. A shift in Government defense spending to other programs in which we are not involved or a reduction in U.S. Government defense spending generally could have severe consequences for our results of operations.

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business in foreign countries.

In 2004, sales to international customers, including foreign military sales, accounted for approximately 18% of our net sales. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements
•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements
•	fluctuations in foreign currency exchange rates
•	delays in placing orders
•	the complexity and necessity of using foreign representatives and consultants
•	the uncertainty of adequate and available transportation
•	the uncertainty of the ability of foreign customers to finance purchases
•	uncertainties and restrictions concerning the availability of funding credit or guarantees
•	imposition of tariffs or embargoes, export controls and other trade restrictions
•	the difficulty of management and operation of an enterprise spread over various countries
•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad
•	economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships, changes in governments and military and political alliances
•	Uncertainty of dispute resolution in foreign jurisdictions

While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We may not be successful in obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments.

Licenses for the export of many of our products are required from government agencies in accordance with various statutory authorities, including the International Emergency Economic Powers Act, as amended, the Trading with the Enemy Act of 1917, as amended, and the Arms Export Control Act of 1976, as amended. We can give no assurance that we will be successful in obtaining these necessary licenses in order to conduct business abroad. In the case of certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify the Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, the Congress may take action to block the proposed sale.

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

Specifically, at Raytheon Aircraft Company, our future success is dependent on our ability to meet scheduled timetables for the development, certification and delivery of new and derivative product offerings and our ability to continue to compete with our existing legacy aircraft products.

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

A significant portion of our contracts are entered into on a fixed-price basis. This allows us to benefit from cost savings, but we carry the burden of cost overruns. If our initial estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts then we may not realize their full benefits. Our financial condition is dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns and cost controls would have a negative impact on our financial results.

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

The Company uses lot accounting for new commercial aircraft such as the Beechcraft Premier I and the Hawker Horizon. Lot accounting involves selecting an initial lot size at the time a new aircraft begins to be delivered and measuring an average cost over the entire lot for each aircraft sold. The costs attributed to aircraft delivered are based on the estimated average cost of all aircraft in the lot and are determined under the learning curve concept which anticipates a predictable decrease in unit costs from cost reduction initiatives and as tasks and production techniques become more efficient through repetition. Once the initial lot has been completed, the use of lot accounting is discontinued. The selection of lot size is a critical judgment. The Company determines lot size based on several factors, including the size of firm backlog, the expected annual production on the aircraft, and the anticipated market demand for the product.

Incorrect underlying assumptions, circumstances or estimates concerning the selection of the initial lot size or changes in market condition, along with a failure to realize predicted unit costs from cost reduction initiatives and repetition of task and production techniques as well as supplier cost reductions, may adversely affect future financial performance.

We consider several factors when determining the market or carrying value of used general aviation and commuter aircraft.

The Company considers independent published data on value of used aircraft, comparable like sales, and current market conditions. Changes in market or economic conditions and changes in products or competitive products may adversely impact the future valuation of used aircraft.

We may incur additional charges relating to our former Engineering and Construction Business.

We have obligations related to outstanding letters of credit, surety bonds and guarantees (Support Agreements) provided in connection with a number of contracts and leases of our engineering and construction business unit (E&C Business), which we sold to Washington Group International in July 2000. In meeting the obligations under the remaining Support Agreements, we have various risks and exposures, including delays, equipment and subcontractor performance, warranty closeout, various liquidated damages issues, collection of amounts due under contracts, and potential adverse claims resolution under various contracts and leases. While these potential obligations, liabilities and risks or the impact of them are difficult to predict, any one or more of these factors could have a material adverse impact on our financial condition.

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

Approximately 11,500 of our employees are unionized, which represented approximately 14% of our employees at December 31, 2004. As a result, we may experience work stoppages, which could adversely affect our business, and we are vulnerable to the demands imposed by our collective bargaining relationships. We cannot predict how stable these relationships, currently with 9 different U.S. labor organizations and 4 different non-U.S. labor organizations, will be or whether we will be able to meet the requirements of these unions without impacting the financial condition of Raytheon. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers, as well as a loss of revenues. That would adversely affect our results of operations.

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

Our insurance coverage may be inadequate to cover all significant risk exposures.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. In some, but not all, circumstances, we may receive indemnification from the U.S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It also is not possible to obtain insurance to protect against all operational risks and liabilities.

We depend on component availability, subcontractor performance and our key suppliers to manufacture and deliver our products and services.

Our manufacturing operations are highly dependent upon the delivery of materials by outside suppliers in a timely manner. In addition, we depend in part upon subcontractors to assemble major components and subsystems used in our products in a timely and satisfactory manner in full compliance with purchase order terms and conditions and all applicable laws and regulations. While we enter into long-term or volume purchase agreements with a few of our suppliers, we cannot be sure that materials, components, and subsystems will be available in the quantities we require, if at all. We are dependent for some purposes on sole-source suppliers. If any of these sole-source suppliers fails to meet our needs, we may not have readily available alternatives. Our inability to fill our supply needs would jeopardize our ability to satisfactorily and timely complete our obligations under government and other contracts. This might result in reduced sales, termination of one or more of these contracts and damage to our reputation and relationships with our customers. All of these events could have a negative effect on our financial condition.

The level of returns and the discount rate on pension and retirement plan assets could affect our earnings in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our employee benefit plans. This is particularly true with income or expense for our pension plans. Generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations are based on assumptions that we make relating to financial and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use.

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

A rating downgrade by credit agencies could limit our access to capital and cause our borrowing costs to increase.

A downgrade in our credit rating could negatively affect our ability to access capital. Credit ratings for the Company were assigned by Fitch at F3 for short-term borrowing and BBB- for senior debt, by Moody’s at P-3 for short-term borrowing and Baa3 for senior debt, and by S&P at A-3 for short-term borrowing and BBB- for senior debt. If the rating agencies downgrade our ratings, particularly below investment grade, it may significantly limit our access to capital and our borrowing costs would increase. In addition, we would likely be required to pay a higher interest rate in future financings and our potential pool of investors and funding sources would likely decrease.

Item 2. Properties

The Company and its subsidiaries operate in a number of plants, laboratories, warehouses, and office facilities in the United States and abroad.

At December 31, 2004, the Company owned, leased, and utilized approximately 40 million square feet of floor space for manufacturing, engineering, research, administration, sales, and warehousing, approximately 93% of which was located in the United States. Of such total, approximately 41% was owned (or held under a long-term ground lease with ownership of the improvements), approximately 50% was leased, and approximately 9% was made available under facilities contracts for use in the performance of United States Government contracts. At December 31, 2004, the Company had approximately 693,000 square feet of additional floor space that was not in use, including approximately 202,000 square feet in Company-owned facilities.

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

At December 31, 2004, our business segments had major operations at the following locations:

•	Network Centric Systems – Fullerton, CA; Goleta, CA; Largo, FL; St. Petersburg, FL; Ft. Wayne, IN; Towson, MD; Marlboro, MA; Dallas, TX; McKinney, TX; Plano, TX; Richardson, TX; Sherman, TX; Midland, Ontario, Canada; and Waterloo, Ontario, Canada;
•	Raytheon Aircraft – Little Rock, AR; Salina, KS; Wichita, KS; and Dallas, TX;
•	Space and Airborne Systems – El Segundo, CA; Goleta, CA; Forest, MS; and Dallas, TX;
•	Integrated Defense Systems – San Diego, CA; Andover, MA; Woburn, MA; Sudbury, MA; Tewksbury, MA; Waltham, MA; Portsmouth, RI; Poulsbo, WA; Huntsville, AL; and Kiel, Germany;

•	Missile Systems – East Camden, AR; Tucson, AZ; Louisville, KY; Rancho Cucamonga, CA; and Farmington, NM;
•	Raytheon Technical Services Company – Chula Vista, CA; Long Beach, CA; Pomona, CA; Van Nuys, CA; Indianapolis, IN; Burlington, MA; Norfolk, VA; Reston, VA; and Tamuning, Guam;
•	Intelligence and Information Systems – Aurora, CO; Landover, MD; State College, PA; Garland, TX; Falls Church, VA; Linthicum, MD; Omaha, NE; Springfield, VA; and Reston, VA;
•	Raytheon United Kingdom – Harlow, England; and Glenrothes, Scotland;
•	Raytheon Australia – Canberra, Australia;
•	Administration and Services – Waltham, MA; and Arlington, VA;
•	Raytheon Professional Services LLC – Troy, MI;
•	Flight Options LLC – Richmond Heights, OH;
•	Raytheon Airline Aviation Services LLC – Wichita, KS.

A summary of the owned and leased floor space at December 31, 2004, by business segment, follows:

(in square feet with 000’s omitted)	LEASED	OWNED*	GOVERNMENT OWNED	TOTAL
Network Centric Systems	3,698	4,312	0	8,010
Raytheon Aircraft Company	2,462	3,801	0	6,263
Space and Airborne Systems	1,643	3,130	12	4,467
Integrated Defense Systems	1,290	3,057	120	6,137
Missile Systems	4,231	659	1,247	5,721
Raytheon Technical Services Company LLC	3,379	80	2,262	5,856
Intelligence and Information Systems	2,337	861	0	3,198
Administration and Services	271	150	0	421
Flight Options LLC	138	125	0	263
Raytheon United Kingdom	107	155	0	262
Raytheon Professional Services LLC	117	0	0	117
Raytheon International, Inc.	44	0	0	44
Raytheon Airline Aviation Services LLC	25	19	0	44

TOTALS	19,742	16,349	3,641	39,732

*Ownership may include either fee ownership of land and improvements or a long-term land lease with ownership of improvements.

Item 3. Legal Proceedings

The Company is primarily engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. Government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether the Company’s operations are being conducted in accordance with these requirements. U.S. Government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, the suspension of government export licenses, or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against the Company. Defense contractors are also subject to many levels of audit and investigation. Agencies which oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice from time to time has convened grand juries to investigate possible irregularities by the Company.

As previously reported, during late 1999, the Company and two of its officers were named as defendants in several class action lawsuits. These lawsuits were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants in a Consolidated and Amended Class Action Complaint (the “Consolidated Complaint”) with the caption, In re: Raytheon Securities Litigation (Civil Action No. 12142-PBS), filed in the U.S. District Court in Massachusetts. The Consolidated Complaint principally alleged that the defendants violated federal securities laws by purportedly making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the class period. In March 2002, the court certified the class of plaintiffs as those people who purchased Raytheon stock between October 7, 1998 through October 12, 1999. On March 17, 2003 the named plaintiff filed a Second Consolidated and Amended Complaint which did not change the claims against the Company or the individual defendants, but which added the Company’s independent registered public accounting firm as an additional defendant. Without admitting any liability or wrongdoing, in May 2004, the Company reached an agreement to settle this class action lawsuit on behalf of the Company and all individual defendants. The terms of the settlement included a cash payment of $210 million and the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants. On December 6, 2004, the Court issued an Order granting Final Approval of the settlement and, on December 10, 2004, Final Judgment was entered resolving all claims asserted against the Company and the individual defendants. In May 2004, the Company’s independent registered public accounting firm reached a settlement with the plaintiff, which was also approved on December 6, 2004. In connection with the settlement, the Company recorded a charge of $329 million, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement. The charge for the settlement will be revised in future quarters to reflect changes in the fair value of the warrants after they are issued.

As previously reported, the Company also was named as a nominal defendant and all of its directors at the time (except one) were named as defendants in purported derivative lawsuits filed on October 25, 1999 in the Court of Chancery of the State of Delaware in and for New Castle County by Ralph Mirarchi and others (No. 17495- NC), and on November 24, 1999 in Middlesex County, Massachusetts, Superior Court by John Chevedden (No. 99-5782). On February 28, 2000, Mr. Chevedden filed another derivative action in the Delaware Chancery Court entitled John Chevedden v. Daniel P. Burnham, et al., (No. 17838- NC) and on March 22, 2000, Mr. Chevedden’s Massachusetts derivative action was dismissed. The Mirarchi and Chevedden derivative complaints contain allegations similar to those included in the Consolidated Complaint in the In Re Raytheon Securities Litigation, and further allege that the defendants purportedly breached fiduciary duties to the Company and allegedly failed to exercise due care and diligence in the management and administration of the affairs of the Company. The court has consolidated the Mirachi and Chevedden actions, and plaintiffs have filed a Consolidated Amended Complaint under the caption In re Raytheon Derivative Litigation (No. 17495-NC). On April 25, 2003, the defendants filed a motion to dismiss the Consolidated Amended Complaint. Without admitting any liability or wrongdoing, in July 2004, the Company and the individual defendants reached a tentative agreement to settle this derivative action. The settlement, which is subject to court approval, will resolve all claims in the case and is not expected to have a material effect on the Company’s financial position or results of operations.

As previously reported, in June 2001, a class action lawsuit entitled, Muzinich & Co., Inc. et al v. Raytheon Company, et. al., (Civil Action No. 01-0284-S-BLW) was filed in federal court in Boise, Idaho allegedly on behalf of all purchasers of common stock or senior notes of Washington Group International, Inc. (“WGI”) during the period April 17, 2000 through March 1, 2001 (the class period). The plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by purportedly misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed on October 1, 2001 alleging similar claims. The Company and the individual defendants filed a motion seeking to dismiss the action in mid-November 2001. On April 30, 2002, the

Court denied the Company’s and the individual defendants’ motion to dismiss the complaint. Thereafter, the defendants filed a petition with the District Court requesting permission to seek an immediate appeal of the District Court’s decision to the United States Court of Appeals for the Ninth Circuit, which the District Court granted on July 1, 2002. In August 2002, the Ninth Circuit issued an order denying the petition for interlocutory appeal. In April 2003, the District Court conditionally certified the class and defined the class period as that between April 17, 2000 and March 2, 2001, inclusive. Defendants have filed their answer to the amended complaint and discovery is proceeding.

As previously reported, the Company has been named as a nominal defendant and all of its directors at the time have been named as defendants in two identical purported derivative lawsuits filed in Chancery Court in New Castle County, Delaware in July 2001, entitled Melvin P. Haar v. Barbara M. Barrett, et. al., (Civil Action No. 19018) and Howard Lasker v. Barbara M. Barrett, et. al., (Civil Action No. 19027). The Haar and Lasker derivative complaints contain allegations similar to those included in the Muzinich class action complaint and further allege that the individual defendants breached fiduciary duties to the Company and purportedly failed to maintain systems necessary for prudent management and control of the Company’s operations. The Haar and Lasker actions have been consolidated under the caption In re Raytheon Company Shareholders Litigation (No. 19018-NC). On January 30, 2004, the plaintiffs filed a Consolidated Amended Derivative Complaint in which the Company’s outside auditor is also named as a defendant. In March 2004, all defendants filed a motion to dismiss the Consolidated Amended Derivative Complaint. Without admitting any liability or wrongdoing, in November 2004, the individual defendants, the Company and its outside auditor reached a tentative agreement to settle this derivative action. The settlement, which is subject to court approval, will resolve all claims in the case and is not expected to have a material effect on the Company’s financial position or results of operations.

As previously reported, in May 2003 two purported class action lawsuits entitled, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS) and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in federal court in Boston, Massachusetts on behalf of participants in the Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both complaints allege that the Company and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of the Company’s savings and investment plans’ investment in the Company stock. In September 2003, these actions were consolidated. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended, ERISA Complaint”, was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in the Company’s stock since October 7, 1998. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint.

Although the Company believes that it has meritorious defenses to the claims made in each and all of the aforementioned complaints and intends, except as to tentative settlements noted above, to contest each proceeding vigorously, an adverse resolution of any of the proceedings could have a material adverse effect on the Company’s financial position and results of operations. Other than the matters noted above as to which tentative settlements have been reached, the Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits.

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

As previously reported, several claims have been or were asserted and certain proceedings have been or were commenced against the Company and certain third parties seeking schedule and performance liquidated damages and payment under certain outstanding Company guarantees or other support agreements in connection with the Jindal, Posven, Ratchaburi, Saltend, Ilijan and Red Oak construction contracts of the former Raytheon Engineers & Constructors businesses (RE&C) that the Company sold to Washington Group International, Inc. (WGI) in 2000. These contracts were rejected by WGI in bankruptcy. The existing claims against the Company support agreements involving the Jindal, Ratchaburi, Illijan and Saltend contracts have been settled or otherwise resolved. The claims against the Company and its support agreements involving the Posven contracts also have been resolved, with the exception of two subcontractor-related disputes. Additionally, several other proceedings have been commenced against the Company by parties that had contractual relationships with certain former indirect subsidiaries of the Company which comprised its engineering and construction business. These former indirect subsidiaries were transferred to WGI in the sale of the engineering and construction business to WGI. The plaintiffs in these proceedings have alleged that the Company is responsible to them on various theories including alter ego liability and the assignment to, and/or the assumption by, the Company of the former indirect subsidiaries’ obligations. While the Company cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on the Company’s financial position, liquidity or results of operations after giving effect to provisions already recorded.

The Company is involved in various stages of investigation and cleanup relative to remediation of various environmental sites. All appropriate costs expected to be incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability is not expected to have a material effect on the Company’s financial position, liquidity or results of operations. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in Item 1 “Business-Environmental Regulation,” “Risk Factors and Forward Looking Statements” beginning on page 11 of this Report, in “Commitments and Contingencies” within Item 7 of this Form 10-K and in “Note L – Commitments and Contingencies” within Item 8 of this Form 10-K.

The Company is responsible for properties and facilities that are subject to litigation and other proceedings arising under the provisions relating to the protection of the environment. In December 2004, the Company commenced settlement discussions with the South Coast Air Quality Management District in the State of California for alleged violations of District regulations. In correspondence contemplating legal proceedings, the South Coast Air Quality Management District alleged that the Company violated certain requirements regarding permitting and emissions reporting at three of the Company’s California facilities. The resolution of all of these claims is not expected to have a material adverse effect on the Company’s financial position and results of operations.

Accidents involving personal injuries and property damage occur in general aviation travel. When permitted by appropriate government agencies, Raytheon Aircraft investigates many accidents that may be related to its products involving fatalities or serious injuries. Through a relationship with FlightSafety International, Raytheon Aircraft provides initial and recurrent pilot and maintenance training services to reduce the frequency of accidents involving its products.

Raytheon Aircraft is a defendant in a number of product liability lawsuits that allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. Raytheon Aircraft maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. Additional information regarding aircraft product liability insurance is contained in “Note L – Commitments and Contingencies” within Item 8 of this Form 10-K.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Item 4(A). Executive Officers of the Registrant

The executive officers of the Company are listed below. Each executive officer was elected by the Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Thomas M. Culligan: Senior Vice President – Business Development of Raytheon Company and CEO of Raytheon International, Inc. since March 2001. From 2000 to March 2001, Mr. Culligan was Vice President and General Manager of Defense and Space at Honeywell International Inc. From 1994 to 2000, Mr. Culligan held various positions at Allied Signal, including Vice President and General Manager, Vice President – Europe, Africa and the Middle East – Marketing, Sales and Service unit and President of Government Operations. Prior to joining Allied Signal, he held executive positions at McDonnell Douglas. Age 53.

Bryan J. Even: Vice President of Raytheon Company since April 2002 and President of Raytheon Technical Services Company LLC (RTSC) since October 2001. Before assuming leadership of RTSC, Mr. Even had oversight for the Engineering and Production Support business unit in Indianapolis, formerly the Naval Air Warfare Center, from 1999 to 2001. From 1998 to 1999, Mr. Even was Director of East Coast Depot Operations for RTSC. Prior thereto, he was the Deputy General Manager of the Engineering and Depots Group of Raytheon Service Company. Age 44.

Louise L. Francesconi: Vice President of Raytheon Company and President of the Missile Systems business unit since September 2002. From November 1999 to September 2002, Ms. Francesconi was a vice president of Raytheon Company and General Manager of the Missile Systems division within the Electronic Systems business unit. From February 1998 to November 1999, she was Senior Vice President of the former Raytheon Systems Company and Deputy General Manager of the company’s Defense Systems segment. Ms. Francesconi joined Raytheon in 1997 with the merger of Hughes, where she had served as the President of the Hughes Missile Company since 1996. Age 51.

Charles E. Franklin: Vice President of Raytheon Company leading the Raytheon Company Evaluation Team since September 2003. Mr. Franklin was President of the Integrated Defense Systems (IDS) business unit from September 2002 to September 2003. From 1998 to September 2002, Mr. Franklin was Vice President and General Manager of the Air and Missile Defense Systems division within the Electronic Systems business unit. From 1996 to 1998, Mr. Franklin was Vice President, Programs and Mission Success at Lockheed Martin Sanders Company. Age 66.

Richard A. Goglia: Vice President and Treasurer since January 1999. Mr. Goglia joined the Company in March 1997 and until January 1999, Mr. Goglia was Director, International Finance. Prior to joining the Company, Mr. Goglia spent 16 years in various financial and management positions at General Electric and General Electric Capital Corporation where his last position was Senior Vice President – Corporate Finance. Age 53.

Lawrence J. Harrington: Vice President, Internal Audit since July 2004. From January 2002 to July 2004, Mr. Harrington served as Vice President of Audit of Staples Inc. From July 2001 to January 2002, Mr. Harrington was a Managing Director at PricewaterhouseCoopers Consulting. From January 1994 to June 2001, Mr. Harrington was Vice President, Director Internal Audit; Vice President Human Resources; Vice President Core Customer Service – Healthcare; and Head of Northeast Customer Service – Healthcare at Aetna, Inc. Age 51.

John D. Harris: Vice President of Contracts since June 2003. From September 2002 to June 2003, Mr. Harris was Vice President of Contracts for Raytheon’s government and defense businesses. From April 2001 to September 2002, he was Vice President of Operations for the former Electronic Systems business unit. From November 1999 to April 2001, Mr. Harris was Vice President of Contracts for the Electronic Systems business unit. Age 43.

Michael D. Keebaugh: Vice President of Raytheon Company and President of the Intelligence and Information Systems (IIS) business unit since September 2002. From February 1998 to September 2002, Mr. Keebaugh was Vice President and General Manager of the Imagery and Geospatial Systems division within the Command, Control, Communication and Information Systems business unit. Mr. Keebaugh joined Raytheon in 1990 as a result of an acquisition and held other senior positions within the Company including Vice President and General Manager of the Imagery and Geospatial Systems division within Raytheon Systems Company. Age 59.

Jack R. Kelble: Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since September 2002. From October 2001 to September 2002, Mr. Kelble was Vice President and General Manager of the Surveillance and Reconnaissance division within the Electronic Systems business unit. From January 2000 to October 2001, Mr. Kelble was Vice President of Engineering for the Electronic Systems business unit. From October 1998 to January 2000, he was Senior Vice President and Deputy General Manager of the Sensors and Electronic Systems division within the Electronic Systems business unit. From January 1998 to October 1998, he was Vice President and General Manager of the Integrated Systems division within the Electronic Systems business unit. Age 62.

Keith J. Peden: Senior Vice President – Human Resources since March 2001. From November 1997 to March 2001, Mr. Peden was Vice President and Deputy Director – Human Resources. From April 1993 to November 1997, Mr. Peden was Corporate Director of Benefits and Compensation. Age 54.

Edward S. Pliner: Senior Vice President and Chief Financial Officer since December 2002. From April 2000 to December 2002, Mr. Pliner was Vice President and Corporate Controller. From September 1995 to April 2000, Mr. Pliner was a partner at PricewaterhouseCoopers LLP. Age 47.

Biggs C. Porter: Vice President and Corporate Controller since May 2003. From December 2000 to May 2003, Mr. Porter was Senior Vice President and Corporate Controller of TXU Corp. From 1996 to December 2000, he was chief financial officer of Northrop Grumman’s Integrated Systems and Aerostructure Sector and its Commercial Aircraft Division. Age 51.

Rebecca B. Rhoads: Vice President and Chief Information Officer since April 2001. From February 2000 to April 2001, Ms. Rhoads was Vice President of Information Systems Technology for the Electronic Systems business unit. From July 1999 to February 2000, she was Vice President of Information Technology for the Defense Systems division of Raytheon Systems Company. From 1996 to 1999, Ms. Rhoads was Director of the Raytheon Test Systems Design Center. Age 47.

Colin Schottlaender: Vice President of Raytheon Company and President of the Network Centric Systems (NCS) business unit since September 2002. From November 1999 to September 2002, Mr. Schottlaender was Vice President and General Manager of the Tactical Systems division within the Electronic Systems business unit. From December 1997 to November 1999, Mr. Schottlaender was Vice President of Tactical Systems within the Sensors and Electronic Systems division of Raytheon Systems Company. He joined the Company in 1977 and held positions of increasing responsibility in domestic and international business development, program management, quality assurance, test engineering and product design/manufacture. Age 49.

James E. Schuster: Executive Vice President of Raytheon Company and Chief Executive Officer of Raytheon Aircraft Company since May 2001. From April 2000 to May 2001, Mr. Schuster was Vice President of Raytheon Company and President of the Aircraft Integration Systems business unit. From September 1999 to April 2000, he was Deputy General Manager for the Aircraft Integration Systems business unit. Age 51.

Gregory S. Shelton: Vice President – Engineering and Technology since May 2001. From 1998 to May 2001, Mr. Shelton served as Vice President of Engineering for Raytheon’s Missile Systems division within the Electronic Systems business unit. From 1996 to 1997, he was Vice President, Engineering for Hughes Weapons Systems. From 1995 to 1996, he served as Vice President and Product Line Manager, Air Missiles and Advanced Programs and Technology for Hughes Missile Systems Company. Age 54.

Daniel L. Smith: Vice President of Raytheon Company and President of the Integrated Defense Systems (IDS) business unit since September 2003. From August 2002 to September 2003, Mr. Smith was Vice President and Deputy of the IDS business unit. From October 1996 to August 2002, he served as Vice President and General Manager of Raytheon’s Naval & Maritime Integrated Systems division. Mr. Smith joined Raytheon in 1996 as the manager of programs for U.S. Navy LPD-17 class ships. Age 52.

Jay B. Stephens: Senior Vice President and General Counsel since October 2002. From January 2002 to October 2002, Mr. Stephens was Associate Attorney General of the United States. From 1997 to 2002, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International (formerly AlliedSignal). From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury and Winthrop). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Age 58.

William H. Swanson: Chairman since January 2004; Chief Executive Officer since July 2003; President from July 2002 to May 2004. Mr. Swanson joined Raytheon in 1972 and has held increasingly responsible management positions, including: Executive Vice President of Raytheon Company and President of Raytheon’s Electronic Systems business unit from January 2000 to July 2002; Executive Vice President of Raytheon Company and Chairman and CEO of Raytheon Systems Company from January 1998 to January 2000; Executive Vice President of Raytheon Company and General Manager of Raytheon’s Electronic Systems business unit from March 1995 to January 1998; and Senior Vice President and General Manager of the Missile Systems division from August 1990 to March 1995. Age 56.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

At December 31, 2004, there were approximately 71,000 record holders of the Company’s common stock. The Company’s common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange under the symbol “RTN”. The Company’s annual CEO certification to the New York Stock Exchange was issued on May 28, 2004. For information concerning stock prices and dividends paid during the past two years, see “Note P – Quarterly Operating Results (unaudited)” within Item 8 of this Form 10-K.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
October (September 27, 2004-October 24, 2004)	8,271	$37.02	–	–
November (October 25, 2004-November 21, 2004)	1,818	$38.65	–	–
December (November 22, 2004-December 31, 2004)	232	$39.16	–	$700 million

Total	10,321	$37.35

(1)	Shares purchased relate to treasury activity under the Company’s stock plans. The total number of shares purchased during the fiscal fourth quarter of 2004 includes: (i) the surrender by employees of 510 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options, and (ii) the surrender by employees of 9,811 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	On November 30, 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions. The Company announced the authorization of the share repurchase plan in its Current Report on Form 8-K, filed on December 1, 2004.

Item 6. Selected Financial Data

FIVE-YEAR STATISTICAL SUMMARY

(In millions except share amounts and total employees)	2004	2003	2002	2001		2000
Results of Operations
Net sales	$20,245	$18,109	$16,760	$16,017		$15,817
Operating income	1,388	1,316	1,783	766	(1)	1,580
Interest expense	418	537	497	696		761
Income from continuing operations	439	535	756	2	(1)	477
Loss from discontinued operations, net of tax	(63)	(170)	(887)	(757)		(339)
Cumulative effect of change in accounting principle, net of tax	41	–	(509)	–		–
Net income (loss)	417	365	(640)	(755	)(1)	138
Net cash provided by operating activities from continuing operations	2,114	2,567	847	576		917
Net cash provided by (used in) operating activities	2,071	2,034	(349)	(20)		888
Diluted earnings per share from continuing operations	$0.99	$1.29	$1.85	$0.01	(1)	$1.40
Diluted earnings (loss) per share	0.94	0.88	(1.57)	(2.09	)(1)	0.40
Dividends declared per share	0.80	0.80	0.80	0.80		0.80
Average diluted shares outstanding (in thousands)	442,201	415,429	408,031	361,323		341,118

Financial Position at Year-End
Cash and cash equivalents	$556	$661	$544	$1,214		$871
Current assets	7,124	7,125	7,922	10,458		10,156
Property, plant, and equipment, net	2,738	2,711	2,396	2,196		2,339
Total assets	24,153	24,208	24,678	27,584		27,761
Current liabilities	5,644	4,322	5,839	6,626		5,783
Long-term liabilities (excluding debt)	3,224	3,281	2,831	1,846		2,021
Long-term debt	4,229	6,517	6,280	6,874		9,051
Subordinated notes payable	408	859	858	857		—
Total debt	5,153	7,391	8,291	9,094		9,927
Stockholders’ equity	10,551	9,162	8,870	11,381		10,906

General Statistics
Total backlog	$32,543	$27,542	$25,666	$25,605		$25,709
U.S. government backlog included above	25,525	21,353	18,254	16,943		16,650
Capital expenditures	363	428	458	461		421
Depreciation and amortization	434	393	364	677		642
Total employees from continuing operations	79,400	77,700	76,400	81,100		87,500

(1)	Includes charges of $745 million pretax related to the Company’s commuter aircraft business and Starship aircraft portfolio, $484 million after-tax, or $1.34 per diluted share.

Certain prior year amounts have been reclassified to conform with the current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Raytheon Company (the “Company”) is one of the largest defense electronics contractors in the world, serving all branches of the U.S. military and other U.S. government agencies, NATO, and many allied governments. The Company is a leader in its core defense markets: radars and radio-frequency systems; sensors and electro-optics; precision weapons; and command, control, communications, and information systems. In all of these markets, the Company provides full life-cycle services to its customers, including product design, delivery, and support.

Raytheon Aircraft is a leading provider of business and special mission aircraft and delivers a broad line of jet, turboprop, and piston-powered airplanes to individual, corporate, and government customers worldwide.

DEFENSE INDUSTRY CONSIDERATIONS

The global War on Terrorism, Operation Enduring Freedom, and Operation Iraqi Freedom, have altered the defense and security environment of the United States. These events have had, and for the foreseeable future are likely to continue to have, a significant impact on the markets for defense and advanced technology systems and products. The U.S. Department of Defense (DoD) continues to focus on both supporting ongoing operations and transforming our military to confront future threats. Our customers plan to operate in a new paradigm. They define an approach that emphasizes speed, precision, and flexibility; and by sharing superior knowledge, enables forces to seize and sustain initiative, concentrate combat power, and prevent an enemy response. In this new environment, the need for advanced technology and defense electronics is clear.

The recent growth in military expenditures is driven by the multi-pronged approach required to fight the War on Terrorism, replenish war materials consumed during continued operations in Afghanistan and Iraq, and sustain the momentum in pursuit of transformation. The Company is an active participant in all three efforts.

Much of the Company’s business is with the DoD, and the Company’s future growth prospects are sensitive to changes in the DoD budget. In particular, the DoD Research, Development, Test and Evaluation (RDT&E) budget and the DoD Procurement budget, collectively known as the investment accounts, are a key source of funding for the Company’s programs. The Future Years Defense Program included in the President’s FY06 budget submission to Congress shows continued projected growth in the investment accounts through FY11, with some shift from RDT&E to Procurement in the later years. The FY05 supplemental request submitted to Congress, while primarily targeted to supporting ongoing operations in Iraq and Afghanistan, also includes proposed additional investment account funding.

The Company’s strategy is designed to capitalize on the breadth and depth of the Company’s technology and domain expertise in order to meet the evolving needs of the Company’s customers. The Company is focusing on the following Strategic Business Areas, which are aligned with the ongoing military operations and Department of Defense transformation goals and the goals of the Department of Homeland Security:

•	Missile Defense
•	Precision Engagement
•	Intelligence, Surveillance and Reconnaissance
•	Homeland Security

Missile Defense  The Company is working with the U.S. Missile Defense Agency and other companies to develop and test a layered system that will detect, identify, and intercept missiles in all phases of flight – the boost, midcourse, and terminal phases. The fundamental components of integrated missile defense are sensors, interceptors, command and control, and systems integration. The Company is a technology leader in all of these areas. The Company is committed to helping the U.S. Missile Defense Agency to develop an operational Ballistic Missile Defense System. The Company’s broad array of solutions provides the capability to detect and respond to threats at all three phases of the missile defense system. The Company’s programs addressing all three phases include Ballistic Missile Defense System Radar, Space Tracking and Surveillance System, and Cobra Judy Radar. The Kinetic Energy Interceptor addresses the boost phase. The Company’s programs addressing the midcourse phase include Upgraded Early Warning Radars, Exo-Atmospheric Kill Vehicle, Sea-Based X-Band Radar, and Standard Missile-3. Those addressing the terminal phase threat include the Patriot Air and Missile Defense System, Terminal High-Altitude Area Defense (THAAD) Battle Management Command Control and Communication, and THAAD Ground-Based Radar.

Precision Engagement  The Company provides mission solutions across the entire precision engagement chain. The Company’s customers are increasingly looking for mission solutions that address the need to operate jointly (across services and between allied forces), work in a new net-centric paradigm, minimize collateral damage, and strike time sensitive targets. The Company’s precision engagement systems include: F-15 and F/A-18 Active Electronically Scanned Array radars, Advanced Medium Range Air-to-Air Missile, Miniature Air Launched Decoy, Situation Awareness Data Link, UK Joint Effects Tactical Targeting System, NetFires, Joint Standoff Weapon, Paveway, Tactical Tomahawk, F/A-18 Radar Warning Receiver, High Power Microwave, and High Energy Lasers.

Intelligence, Surveillance and Reconnaissance  The Company’s sensing, processing, and dissemination technologies effectively compress the information gap from hours to minutes. The Company provides integrated systems solutions for observing, locating, processing, deciding, and disseminating actionable information, enabling network-centric operations for decision makers. These abilities are crucial for war fighters to achieve information dominance throughout the entire battlespace. The Company’s key ISR programs include: Global Hawk sensor suite, Distributed Common Ground System, Space Based Radar, National Polar-orbiting Operational Environmental Satellite Systems, Future Combat Systems Ground Sensor Integrator, and numerous classified programs.

Homeland Security  In the area of Homeland Security, the Company continues to leverage the technologies and solutions it has developed for its traditional defense markets to provide solutions to homeland security customers. Recent efforts have focused on the exploitation of the Company’s expertise in the collection and analysis of large amounts of data. This has led to wins in border security, most notably US-VISIT, and in related areas.

The Company provides electronics for a wide range of missions and platforms and has several thousand active programs with U.S. government and other customers. The Company believes that this diversification reduces some of the risk and volatility often inherent in the defense industry.

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

AIRCRAFT INDUSTRY CONSIDERATIONS

As the economy has been recovering, indicated by several measures including gross domestic product, corporate profits, and personal disposable income, the general aviation market has been recovering as well. Although still below its peak performance in 2001, 2004 reflected an improvement compared to the depressed level of activity experienced in 2002 and 2003.

Traditionally, the used aircraft market has led the recovery of the new aircraft market by 9-12 months and although worldwide levels of used aircraft available for sale have declined, a slower or delayed economic recovery could delay market demand for used, and ultimately new aircraft.

The decline in the worldwide fleet of used aircraft available for sale has resulted in improved pricing of new aircraft and many manufacturers have increased line or production rates. In order to support a continued recovery of the new aircraft market, however, the current worldwide inventory of used aircraft must be reduced even further.

Due to the lower levels of used inventory and strong third and fourth quarter 2004 sales activity for new aircraft, the industry consensus is that the market for new aircraft will continue to improve in 2005 and into the foreseeable future. It is unknown at this time what impact, if any, will be felt without the benefit of bonus depreciation from the Jobs Growth Tax Relief Reconciliation Act of 2003, which expired in 2004.

FINANCIAL SUMMARY

As discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Gross bookings were $25.7 billion in 2004, $22.7 billion in 2003, and $17.9 billion in 2002, resulting in backlog of $32.5 billion, $27.5 billion, and $25.7 billion at December 31, 2004, 2003, and 2002, respectively. Backlog represents future sales expected to be recognized over the next several years.

Net sales were $20.2 billion in 2004, $18.1 billion in 2003, and $16.8 billion in 2002. The increase in sales was a result of strong growth at the defense businesses, primarily Integrated Defense Systems and Space and Airborne Systems as well as growth at Raytheon Aircraft.

Operating income was $1.4 billion in 2004, $1.3 billion in 2003, and $1.8 billion in 2002. Operating income as a percent of net sales was 6.9 percent, 7.3 percent, and 10.6 percent in 2004, 2003, and 2002, respectively. Included in operating income was a FAS/CAS Pension Adjustment, described below in Consolidated Results of Operations, of $474 million of expense in 2004, $109 million of expense in 2003, and $210 million of income in 2002. The FAS/CAS Pension Adjustment in 2005 is expected to approximate the 2004 amount. Also included in operating income in 2003 were charges on certain programs at Network Centric Systems and Technical Services of $276 million.

Operating cash flow from continuing operations was $2.1 billion in 2004, $2.6 billion in 2003, and $0.8 billion in 2002. Total debt was $5.2 billion at December 31, 2004 versus $7.4 billion at December 31, 2003.

CRITICAL ACCOUNTING POLICIES

The Company has identified the following accounting policies that require significant judgment. The Company believes its judgments related to these accounting policies are appropriate.

Sales under long-term government contracts are recorded under the percentage of completion method. Incurred costs and estimated gross margins are recorded as sales when work is performed based on the percentage that incurred costs bear to the Company’s estimates of total costs and contract value. Cost estimates include direct and indirect costs such as labor, materials, warranty, and overhead. Some contracts contain incentive provisions based upon performance in relation to established targets which are included at estimated realizable value. Contract change orders and claims are included when they can be reliably estimated and realization is probable. Due to the long-term nature of many of the Company’s programs, developing estimates of total costs and contract value often requires significant judgment. Factors that must be considered in estimating the work to be completed and ultimate contract recovery include labor productivity and availability, the nature and complexity of the work to be performed, the impact of change orders, availability of materials, the impact of delayed performance, availability and timing of funding from the customer, award fee estimations, and the recoverability of claims. In 2004, 2003, and 2002, operating income as a percent of net sales for the defense businesses did not vary by more than 1.6 percent. If operating income as a percent of net sales for the defense businesses had been higher or lower by 1.6 percent in 2004, the Company’s operating income would have changed by approximately $300 million.

The Company uses lot accounting for new commercial aircraft introductions at Raytheon Aircraft. Lot accounting involves selecting an initial lot size at the time a new aircraft begins to be delivered and measuring an average cost over the entire lot for each aircraft sold. The costs attributed to aircraft delivered are based on the estimated average cost of all aircraft in the lot and are determined under the learning curve concept which anticipates a predictable decrease in unit costs from cost reduction initiatives and as tasks and production techniques become more efficient through repetition. Once the initial lot has been completed, the use of lot accounting is discontinued. The selection of lot size is a critical judgment. The Company determines lot size based on several factors, including the size of firm backlog, market and competitive conditions, the expected annual production for the aircraft, and experience on similar new aircraft. The size of the initial lot for the Beechcraft Premier I is 200 units. The size of the initial lot for the Hawker Horizon is 75 units. A five percent increase in the remaining estimated costs to produce the initial lots of these two aircraft would reduce the Company’s operating income by approximately $75 million in the aggregate.

The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. As part of the assessment of realizable value, the Company must evaluate many factors including current market conditions, future market conditions, the age and condition of the aircraft, and availability levels for the aircraft in the market. A five percent decrease in the aggregate realizable value of used aircraft in inventory at December 31, 2004, would result in an impairment charge of approximately $15 million. The valuation of aircraft materials and parts that support the worldwide fleet of aircraft, which are stated at cost, but not in excess of realizable value, also requires significant judgment. As part of the assessment of realizable value, the Company must evaluate many factors including the expected useful life of the aircraft, some of which have remained in service for up to 50 years. A five percent decrease in the aggregate realizable value of aircraft materials and parts at December 31, 2004, would result in an impairment charge of approximately $10 million.

The Company evaluates the recoverability of long-lived assets upon indication of possible impairment by measuring the carrying amount of the assets against the related estimated undiscounted cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their estimated fair value. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows, and the determination of estimated fair value are all significant judgments. In addition, the Company performs an annual goodwill impairment test in the fourth quarter of each year. The Company estimates the fair value of reporting units using a discounted cash flow model based on the Company’s most recent five-year plan and compares the estimated fair value to the net book value of the reporting unit, including goodwill. Preparation of forecasts for use in the five-year plan involve significant judgments. Changes in these forecasts could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period, however, a 10 percent decrease in the current fair value of each of the Company’s reporting units would not result in a goodwill impairment charge.

The Company has pension plans covering the majority of its employees, including certain employees in foreign countries. The selection of the assumptions used to determine pension expense or income involves significant judgment. The Company’s long-term return on asset (ROA) and discount rate assumptions are considered the key variables in determining pension expense or income. To develop the long-term ROA assumption, the Company considered the current level of expected returns on risk-free investments, the historical level of the risk premium associated with the other asset classes in which the Company has invested pension plan assets, and the expectations for future returns of each asset class. Since the Company’s investment policy is to employ active management strategies in all asset classes, the potential exists to outperform the broader markets, therefore, the expected returns are higher than the broader markets. The expected return for each asset class was then weighted based upon an asset allocation within the Company’s policy allocation ranges to develop the long-term ROA assumption. The policy asset allocation ranges are between 50 and 76 percent equities with a 9.3% expected return, between 20 and 40 percent fixed income with a 6.6% expected return, between 2 and 7 percent real estate with a 9.9% expected return, and between 2 and 17 percent other (including private equity and cash) with a 12.4% expected return. The long-term ROA assumption for the Company’s domestic pension plans in 2005 is 8.75%. The discount rate assumption was determined by using a model consisting of theoretical bond portfolios that match the various durations of the Company’s pension liability duration. The discount rate assumption for the Company’s domestic pension plans in 2005 is 5.75%. The Company’s pension expense is expected to be approximately $800 million in 2005 and $700 million in 2006. For every 2.5 percent that the actual domestic pension plan asset return exceeds or is less than the long-term ROA assumption for 2005, the Company’s pension expense for 2006 will change by approximately $15 million. If the Company adjusts the discount rate assumption for 2006 up or down by 25 basis points, the Company’s pension expense for 2006 would change by approximately $45 million.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales were $20.2 billion in 2004, $18.1 billion in 2003, and $16.8 billion in 2002. The increase in sales was due primarily to higher U.S. Department of Defense expenditures in the Company’s defense businesses, primarily Integrated Defense Systems and Space and Airborne Systems as well as higher sales at Raytheon Aircraft. Sales to the U.S. Department of Defense were 67 percent of sales in 2004, 65 percent in 2003, and 62 percent in 2002. Total sales to the U.S. government, including foreign military sales, were 74 percent of sales in 2004 and 2003 and 73 percent in 2002. International sales, including foreign military sales, were $3.7 billion or 18 percent of sales in 2004, $3.5 billion or 19 percent in 2003, and $3.5 billion or 21 percent in 2002. While international sales have remained essentially flat, the amount as a percent of sales has declined as a result of increased sales to the U.S. Department of Defense.

Gross margin (net sales less cost of sales) was $3.3 billion in 2004, $3.1 billion in 2003, and $3.4 billion in 2002, or 16.4 percent of sales in 2004, 17.2 percent in 2003, and 20.3 percent in 2002. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $474 million of expense, $109 million of expense, and $210 million of income in 2004, 2003, and 2002, respectively. The change in the FAS/CAS Pension Adjustment was due primarily to the reduction in the Company’s discount rate assumption under SFAS No. 87 and the actual rate of return on pension plan assets in 2000 and 2001. The decrease in gross margin as a percent of sales in 2004 and 2003 was due to the increase in the FAS/CAS Pension Adjustment. Also included in gross margin in 2003 were charges of $237 million at Network Centric Systems and $39 million at Technical Services.

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

Administrative and selling expenses were $1,433 million or 7.1 percent of sales in 2004, $1,306 million or 7.2 percent of sales in 2003, and $1,170 million or 7.0 percent of sales in 2002. Included in administrative and selling expenses in 2002 was a $29 million gain on the sale of the Company’s corporate headquarters.

Research and development expenses were $491 million or 2.4 percent of sales in 2004, $487 million or 2.7 percent of sales in 2003, and $449 million or 2.7 percent of sales in 2002.

Operating income was $1,388 million or 6.9 percent of sales in 2004, $1,316 million or 7.3 percent of sales in 2003, and $1,783 million or 10.6 percent of sales in 2002. The changes in operating income by segment are described below in Segment Results.

Interest expense from continuing operations was $418 million in 2004, $537 million in 2003, and $497 million in 2002. In 2002, the Company allocated $79 million of interest expense to discontinued operations. The Company did not allocate interest expense to discontinued operations in 2004 or 2003. Total interest expense was $576 million in 2002. The decrease in interest expense in 2004 was due to lower average debt. The decrease in interest expense in 2003 was due to a lower weighted-average cost of borrowing.

Interest income was $45 million in 2004, $50 million in 2003, and $27 million in 2002. The increase in interest income in 2003 was due to interest on long-term receivables brought onto the Company’s books as part of the buy-out of the Company’s aircraft receivables facility in the fourth quarter of 2002.

Other expense, net was $436 million in 2004, $67 million in 2003, and $237 million in 2002. Included in other expense, net in 2004 was a $325 million charge related to the settlement of a securities class action lawsuit described below in Commitments and Contingencies and a $132 million charge related to the Company’s repurchase of long-term debt and subordinated notes payable described below in Capital Structure and Resources. Included in other expense, net in 2002 was a $175 million charge to write-off the Company’s investment in Space Imaging and accrue for a related credit facility guarantee which the Company paid in 2003, described below in Major Affiliated Entities. Other income and expense also includes equity income and losses in unconsolidated subsidiaries.

The effective tax rate was 24.2 percent in 2004, 29.8 percent in 2003, and 29.7 percent in 2002, reflecting ESOP dividend deductions, export-related tax benefits, and research and development tax credits applicable to certain government contracts. In addition, the 2004 tax rate included a $42 million benefit from the change in tax law primarily related to the extension of foreign tax credits from five to 10 years. At December 31, 2004, the Company had net operating loss carryforwards of $835 million that expire in 2020 through 2023.

Income from continuing operations was $439 million or $0.99 per diluted share on 442.2 million average shares outstanding in 2004, $535 million or $1.29 per diluted share on 415.4 million average shares outstanding in 2003, and $756 million or $1.85 per diluted share on 408.0 million average shares outstanding in 2002. The increase in average shares outstanding in 2004 was due to common stock issued in connection with the Company’s equity security units described below in Capital Structure and Resources. The increase in average shares outstanding in 2003 was due to benefit plan-related activity.

The loss from discontinued operations, net of tax, described below in Discontinued Operations, was $63 million or $0.14 per diluted share in 2004, $170 million or $0.41 per diluted share in 2003, and $887 million or $2.17 per diluted share in 2002.

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle was a gain of $53 million pretax for pension benefits and a gain of $10 million pretax for other postretirement benefits. Using the Company’s year end as the measurement date for pension and other postretirement benefit plans more appropriately reflects the plans’ financial status for the years then ended. In 2004, the total cumulative effect of the change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.09 per diluted share.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that periodic tests of goodwill impairment be performed. In 2002, the Company recorded a goodwill impairment charge of $360 million related to its former Aircraft Integration Systems business (AIS) as a cumulative effect of change in accounting principle. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with this impairment. Also in 2002, the Company completed the transitional review of the other businesses for potential goodwill impairment in accordance with SFAS No. 142 and recorded a goodwill impairment charge of $185 million pretax or $149 million after-tax, which represented all of the goodwill at Raytheon Aircraft, as a cumulative effect of change in accounting principle. The total goodwill impairment charge in 2002 was $545 million pretax, $509 million after-tax, or $1.25 per diluted share.

Net income was $417, million or $0.94 per diluted share in 2004 versus net income of $365 million or $0.88 per diluted share in 2003 and a net loss of $640 million or $1.57 per diluted share in 2002.

SEGMENT RESULTS

Reportable segments have been determined based upon product lines and include the following: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, Technical Services, Aircraft, and Other.

Net Sales (In millions)	2004	2003	2002
Integrated Defense Systems	$3,456	$2,864	$2,366
Intelligence and Information Systems	2,215	2,045	1,887
Missile Systems	3,844	3,538	3,038
Network Centric Systems	3,113	2,809	3,091
Space and Airborne Systems	4,068	3,677	3,243
Technical Services	2,075	1,963	2,133
Aircraft	2,421	2,088	2,040
Other	675	573	210
Corporate and Eliminations	(1,622)	(1,448)	(1,248)

Total	$20,245	$18,109	$16,760

Operating Income (In millions)	2004	2003	2002
Integrated Defense Systems	$417	$331	$289
Intelligence and Information Systems	198	194	180
Missile Systems	436	424	373
Network Centric Systems	274	19	278
Space and Airborne Systems	568	492	428
Technical Services	151	107	116
Aircraft	63	2	(39)
Other	(40)	(34)	(12)
FAS/CAS Pension Adjustment	(474)	(109)	210
Corporate and Eliminations	(205)	(110)	(40)

Total	$1,388	$1,316	$1,783

Operating Margin	2004	2003	2002
Integrated Defense Systems	12.1%	11.6%	12.2%
Intelligence and Information Systems	8.9	9.5	9.5
Missile Systems	11.3	12.0	12.3
Network Centric Systems	8.8	0.7	9.0
Space and Airborne Systems	14.0	13.4	13.2
Technical Services	7.3	5.5	5.4
Aircraft	2.6	0.1	(1.9)
Other	(5.9)	(5.9)	(5.7)
FAS/CAS Pension Adjustment
Corporate and Eliminations

Total	6.9%	7.3%	10.6%

Integrated Defense Systems (IDS) provides mission systems integration for the air, surface, and subsurface battlespace. IDS had 2004 sales of $3.5 billion versus $2.9 billion in 2003 and $2.4 billion in 2002. The increase in sales in 2004 was due to continued growth on DD(X), the Navy’s future destroyer program. The increase in sales in 2003 was due to continued growth on DD(X) as well as strong missile defense sales. Operating income was $417 million in 2004, $331 million in 2003, and $289 million in 2002. The decrease in operating margin in 2003 was due to lower volume on higher margin international programs.

Intelligence and Information Systems (IIS) provides signal and image processing, geospatial intelligence, airborne and spaceborne command and control, ground engineering support, weather and environmental management, and information technology. IIS had 2004 sales of $2.2 billion versus $2.0 billion in 2003 and $1.9 billion in 2002. The increase in sales in 2004 was due to growth in the DCGS (Distributed Common Ground System) program and growth in classified programs. The increase in sales in 2003 was due to strong growth in classified programs, as well as the start-up of the NPOESS (National Polar-orbiting Operational Environmental Satellite Systems) program. Operating income was $198 million in 2004 versus $194 million in 2003 and $180 million in 2002.

Missile Systems (MS) provides air-to-air, precision strike, surface Navy air defense, and land combat missiles, guided projectiles, kinetic kill vehicles, and directed energy weapons. MS had 2004 sales of $3.8 billion versus $3.5 billion in 2003 and $3.0 billion in 2002. The increase in sales in 2004 was due to continued growth in missile defense, including work on the Standard Missile-3 program. The increase in sales in 2003 was due to the Tomahawk remanufacture program and Evolved Sea Sparrow Missile (ESSM) program reaching full rate production and several production programs transitioning from engineering development to low rate initial production including Air Intercept Missile (AIM-9X), and Tactical Tomahawk. Sales also increased on several missile defense programs in order to meet accelerated deployment. Operating income was $436 million in 2004 versus $424 million in 2003 and $373 million in 2002. The decline in operating margin in 2004 was due to the wind-down of cost recovery for prior year restructuring actions. The costs related to these restructuring actions were accrued in 1997 through 2000, but are being recovered through the pricing of products and services to the U.S. government over a five year period. The wind-down of this recovery was substantially completed in 2004.

Network Centric Systems (NCS) provides network centric solutions to integrate sensors, communications, and command and control to manage the battlespace. NCS had 2004 sales of $3.1 billion versus $2.8 billion in 2003 and $3.1 billion in 2002. Operating income was $274 million in 2004 versus $19 million in 2003 and $278 million in 2002. Included in 2003 were charges resulting in a reduction in sales and operating income of $228 million and $237 million, respectively, related to performance issues on certain NCS programs.

Space and Airborne Systems (SAS) provides electro-optical/infrared sensors, airborne radars, solid state high energy lasers, precision guidance systems, electronic warfare systems, and space-qualified systems for civil and military applications. SAS had 2004 sales of $4.1 billion versus $3.7 billion 2003 and $3.2 billion in 2002. The increase in sales in 2004 was due to growth in classified and international programs. The increase in sales in 2003 was due to higher sales on classified and Airborne Radar programs for the Air Force such as Multi-Platform Radar Technology Insertion Program, B-2 Radar Modernization Program, F-15 Korea, and increased production of the F/A-22 Radar. Operating income was $568 million in 2004 versus $492 million in 2003 and $428 million in 2002. Operating income was higher in 2004 due primarily to productivity improvements on production programs and higher volume, partially offset by a $55 million charge on an international program as a result of a qualification test failure.

Technical Services (TS) provides technical, scientific, and professional services for defense, federal, and commercial customers worldwide. TS had 2004 sales of $2.1 billion versus $2.0 billion in 2003 and $2.1 billion in 2002. The decrease in sales in 2003 was due to the loss of several key programs. Operating income was $151 million in 2004 versus $107 million in 2003 and $116 million in 2002. The decrease in operating income in 2003 was primarily due to write-offs of $39 million related to an unfavorable change in scope on a long-term contract of $22 million and a provision for the collectibility of certain unbilled costs of $17 million. Included in operating income for 2002 was a $28 million write-off of contract costs that the Company determined to be unbillable.

IDS, MS, NCS, SAS, and TS had sales growth rates in 2004 that were higher than the growth rates expected for 2005. The current market environment is consistent with the Company’s planning assumptions and performance for the defense businesses, however, in the longer term, rising budget deficits, costs associated with current U.S. Department of Defense operations overseas, and other issues affecting the U.S. Department of Defense budget may represent a risk to future performance.

Raytheon Aircraft Company (RAC) designs, manufactures, markets, and provides after-market support for business jets, turbo-props, and piston-powered aircraft for the world’s commercial, fractional ownership, and military aircraft markets. RAC had 2004 sales of $2.4 billion versus $2.1 billion in 2003 and $2.0 billion in 2002. The increase in sales in 2004 was primarily due to higher new aircraft sales. Operating income was $63 million in 2004 versus $2 million in 2003 and an operating loss of $39 million in 2002. The increase in operating income in 2004 was due to higher volume on new aircraft sales as well as productivity and cost savings initiatives implemented throughout 2003 and 2004. The increase in operating income in 2003 was due to higher productivity and cost saving initiatives implemented during 2003. Included in 2004 operating income was a $34 million favorable profit adjustment on the T-6A Texan II military training aircraft (T-6A) program. Included in 2003 operating income was a $50 million favorable profit adjustment on the T-6A program partially offset by a $22 million charge on the Premier program reflecting cost estimate increases. Included in 2002 operating income was a $22 million favorable profit adjustment on the T-6A program. The favorable profit adjustments on the T-6A program in 2004, 2003, and 2002 were due to option exercises and productivity improvements.

The Company has made significant investments in its Premier and Horizon aircrafts, the realization of which is contingent upon future sales at forecasted prices and reductions in production costs on future deliveries. During the fourth quarter of 2004, the Federal Aviation Administration granted a provisional type certification for the Horizon aircraft. Revenue has not been recognized on the first Horizon aircraft as the Company leased this aircraft back from the customer for demonstration and operational evaluation purposes.

The Other segment, which is comprised of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC (RAAS), and Raytheon Professional Services LLC (RPS) had 2004 sales of $675 million versus $573 million in 2003 and $210 million in 2002. FO offers services in the aircraft fractional ownership industry. RAAS manages the Company’s commuter aircraft business. RPS works with customers to design and execute learning solutions. The increase in sales in 2004 and 2003 was primarily due to the consolidation of FO in June 2003 as described below in Major Affiliated Entities. The Other segment had an operating loss of $40 million in 2004 versus $34 million in 2003 and $12 million in 2002.

Commuter aircraft customers are generally thinly capitalized companies that are dependent on the commuter aircraft industry. A downturn in this industry could have a material adverse effect on these customers and the Company. At December 31, 2004 and December 31, 2003, the Company’s exposure on commuter aircraft-related assets was approximately $560 million consisting of 297 aircraft and approximately $650 million consisting of 349 aircraft, respectively.

Backlog at December 31 (In millions)	2004	2003	2002
Integrated Defense Systems	$6,628	$6,526	$5,011
Intelligence and Information Systems	3,913	3,899	3,540
Missile Systems	8,341	5,028	3,509
Network Centric Systems	3,595	3,259	2,853
Space and Airborne Systems	5,216	4,865	4,523
Technical Services	1,918	1,510	1,603
Aircraft	2,638	2,279	4,396
Other	294	176	231

Total	$32,543	$27,542	$25,666

U.S. government backlog included above	$25,525	$21,353	$18,254

Funded Backlog at December 31 (In millions)	2004	2003	2002
Integrated Defense Systems	$3,454	$3,318	$2,375
Intelligence and Information Systems	770	655	595
Missile Systems	4,517	4,069	3,263
Network Centric Systems	2,627	2,488	2,293
Space and Airborne Systems	3,127	3,801	3,229
Technical Services	976	858	817
Aircraft	2,638	2,279	4,259
Other	294	176	231

Total	$18,403	$17,644	$17,062

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

Gross Bookings (In millions)	2004	2003	2002
Integrated Defense Systems	$3,494	$4,344	$2,987
Intelligence and Information Systems	2,191	2,371	2,478
Missile Systems	7,179	5,117	3,110
Network Centric Systems	3,230	3,118	2,582
Space and Airborne Systems	3,901	3,619	2,372
Technical Services	1,872	1,398	1,339
Aircraft	3,081	2,207	2,953
Other	752	519	99

Total	$25,700	$22,693	$17,920

In 2004, Missile Systems booked $2.1 billion for the Kinetic Energy Interceptor system contract. In 2003 there were strong bookings across the defense businesses, particularly several large contract awards at Integrated Defense Systems and Missile Systems.

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

For several of these projects, the Company has entered into settlement agreements that resolve the Company’s obligations under the related Support Agreements. On a number of these projects, the Company is continuing closeout efforts which includes warranty obligations, commercial close out, and claims resolution. There are also Support Agreements on projects where WGI is continuing to perform work which could present risk to the Company if WGI fails to meet its obligations in connection with these projects. In meeting the obligations under the remaining Support Agreements, the Company has various risks and exposures, including delays, equipment and subcontractor performance, warranty close out, various liquidated damages issues, collection of amounts due under contracts, and potential adverse claims resolution under various contracts and leases.

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

In 2004, 2003, and 2002, the pretax loss from discontinued operations related to RE&C was $42 million, $231 million, and $966 million, respectively. In 2004, the Company recorded a $24 million charge for an estimated liability for foreign tax related matters. Although not expected to be material, additional losses on foreign tax related matters could be recorded in the future as estimates are revised or the underlying matters are settled. Included in 2003 and 2002 were charges of $176 million and $796 million, respectively, related to two construction projects, the Mystic Station facility in Everett, MA and the Fore River facility in Weymouth, MA. Following WGI’s abandonment of these projects in 2001, the Company undertook construction efforts and subsequently delivered care, custody, and control of these projects to their owners in 2003 and closed on a settlement agreement with the project owners and other interested parties in 2004. The charges resulted from delays, labor and material cost growth, productivity issues, equipment and subcontractor performance, schedule liquidated damages, inaccurate estimates of field engineered materials, and disputed changes. In 2002, the Company allocated $79 million of interest expense to RE&C based upon actual cash outflows since the date of disposition. Since the projects were nearing completion, the Company did not allocate interest expense to RE&C after 2002.

Net cash used in operating activities from discontinued operations related to RE&C was $61 million in 2004 versus $513 million in 2003 and $1,129 million in 2002.

In 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS in which the purchaser has claimed a purchase price adjustment of $85 million. The Company disputes this claim and expects the matter to be resolved in arbitration. There was no pretax gain or loss on the sale of AIS, however, due to the non-deductible goodwill associated with AIS, the Company recorded a tax provision of $212 million resulting in a $212 million after-tax loss on the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete.

In 2004, 2003, and 2002, the pretax loss from discontinued operations related to AIS was $23 million, $30 million, and $47 million, respectively, primarily related to the completion of the BBJ program.

In 2004, the total loss from discontinued operations was $65 million pretax, $63 million after-tax, or $0.14 per basic and diluted share versus $261 million pretax, $170 million after-tax or $0.41 per basic and diluted share in 2003 and $1,013 million pretax, $887 million after-tax, or $2.21 per basic share and $2.17 per diluted share in 2002.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities in 2004 was $2,071 million versus $2,034 million in 2003. Net cash used in operating activities was $349 million in 2002. Net cash provided by operating activities from continuing operations was $2,114 million in 2004 versus $2,567 million in 2003 and $847 million in 2002. Included in 2004 was a $210 million payment made in connection with the settlement of the class action lawsuit described below in Commitments and Contingencies. As the Company continues to convert portions of existing financial systems to a new integrated financial package, certain planned delays in billings to customers may occur during 2005, however, the Company does not expect these delays to negatively impact full year cash flow results.

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the statement of cash flows. In 2004, the Company began funding its 401(k) plan match with cash. Total contributions (required and discretionary) related to the Company’s pension plans are expected to be approximately $515 million in 2005.

The Company provides long-term financing to its aircraft customers. Origination of financing receivables was $325 million in 2004, $402 million in 2003, and $431 million in 2002. The Company received proceeds of $59 million in 2004 and $279 million in 2003 related to the sale of certain general aviation finance receivables, described below in Off Balance Sheet Financing Arrangements. The Company also maintained a program under which it sold general aviation and commuter aircraft long-term receivables under a receivables purchase facility through the end of 2002. In connection with this program in 2002, the sale of financing receivables was $263 million and the repurchase of financing receivables was $347 million. The Company bought out the receivables that remained in the facility in 2002 for $1,029 million, brought the related assets onto the Company’s books, and eliminated the associated $1.4 billion receivables purchase facility.

Net cash used in investing activities was $532 million in 2004 versus $708 million in 2003. Net cash provided by investing activities was $669 million in 2002. Capital expenditures were $363 million in 2004, $428 million in 2003, and $458 million in 2002. Capital expenditures in 2005 are expected to approximate $385 million. In 1998, the Company entered into a $490 million property sale and five-year operating lease (synthetic lease) facility under which property, plant, and equipment was sold and leased back to the Company. In 2003, the lease facility expired and the Company bought back the assets remaining in the lease facility for $125 million. Capitalized expenditures for internal use software were $103 million in 2004, $98 million in 2003, and $138 million in 2002. Capitalized expenditures for internal use software in 2005 are expected to approximate $115 million.

Proceeds from the sale of operating units and investments were $47 million in 2004 versus $111 million in 2003 and $1,166 million in 2002. In 2004, the Company sold its commercial infrared business for $43 million. In 2003, the Company sold the remaining interest in its former aviation support business for $97 million. In 2002, the Company sold its AIS business for $1,123 million, described above in Discontinued Operations.

In 2004, the Company paid the second installment of $70 million related to the 2003 acquisition of Solipsys Corporation. The final installment of $60 million is due in the first quarter of 2005. Also in 2004, the Company paid $42 million for the acquisition of Photon Research Associates, Inc.

In 2003, the Company paid $130 million related to the Space Imaging credit facility guarantee, described below in Major Affiliated Entities. In October 2001, the Company and Hughes Electronics agreed to a settlement regarding the purchase price adjustment related to the Company’s merger with the defense business of Hughes Electronics Corporation. Under the terms of the agreement, Hughes Electronics agreed to reimburse the Company approximately $635 million of its purchase price over time, with the final payment received in 2002.

Net cash used in financing activities was $1,644 million in 2004 versus $1,209 million in 2003 and $990 million in 2002. Dividends paid to stockholders were $349 million in 2004, $331 million in 2003, and $321 million in 2002. The quarterly dividend rate was $0.20 per share for each of the four quarters of 2004, 2003, and 2002. Beginning in 2005, the Company plans to increase the quarterly dividend rate to $0.22 per share. Although the Company does not have a formal dividend policy, management believes that a reasonable dividend payout ratio based on the current industry environment and market conditions is approximately one third of the Company’s economic earnings (income excluding FAS/CAS Pension Adjustment). Dividends are subject to approval by the Board of Directors.

CAPITAL STRUCTURE AND RESOURCES

Total debt was $5.2 billion at December 31, 2004 and $7.4 billion at December 31, 2003. Cash and cash equivalents were $556 million at December 31, 2004 and $661 million at December 31, 2003. The Company’s outstanding debt has interest rates ranging from 4.5% to 8.3% and matures at various dates through 2028. Total debt as a percentage of total capital was 32.8 percent and 44.7 percent at December 31, 2004 and 2003, respectively.

In 2004, the Company repurchased long-term debt and subordinated notes payable with a par value of $2,254 million.

In 2003, the Company issued $425 million of long-term debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit. Also in 2003, the Company issued $500 million of fixed rate long-term debt and $200 million of floating rate notes and used the proceeds to partially fund the repurchase of long-term debt with a par value of $924 million. The Company has on file a shelf registration with the Securities and Exchange Commission for the issuance of up to $3.0 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts, under which $1.3 billion remained outstanding at December 31, 2004. A substantial portion of the remaining availability under the shelf registration is expected to be used in connection with the settlement of the class action lawsuit, described below in Commitments and Contingencies.

In 2002, the Company issued $575 million of long-term debt to reduce the amounts outstanding under the Company’s lines of credit. Also in 2002, the Company repurchased debt with a par value of $96 million.

The Company enters into various interest rate swaps that correspond to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. In 2002, the Company closed out certain of these interest rate swaps and received proceeds of $95 million which are being amortized over the remaining life of the debt as a reduction to interest expense. At December 31, 2004, the unamortized balance was $14 million. The $600 million notional value of interest rate swaps that remained outstanding at December 31, 2004 effectively converted that portion of the Company’s total debt to variable rate debt.

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, to be at least 3.0 times net interest expense for the prior four quarters. In July 2003, the covenant was amended to exclude pretax charges of $100 million related to RE&C and in October 2003, the covenant was further amended to exclude $226 million of pretax charges related to Network Centric Systems and Technical Services and $78 million of pretax charges related to RE&C. The Company was in compliance with the interest coverage ratio covenant, as amended, during 2004 and expects to continue to be in compliance throughout 2005.

Credit ratings for the Company were assigned by Fitch’s at F3 for short-term borrowing and BBB- for senior debt, by Moody’s at P-3 for short-term borrowing and Baa3 for senior debt, and by Standard and Poor’s at A-3 for short-term borrowing and BBB- for senior debt.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.3 billion at December 31, 2004, consisting of $1.0 billion which matures in May 2005 and $1.3 billion which matures in 2006. The lines of credit were $2.7 billion at December 31, 2003. There were no borrowings under the lines of credit at December 31, 2004, however, the Company had approximately $100 million of outstanding letters of credit which effectively reduced the Company’s borrowing capacity under the lines of credit to $2.2 billion. There were no borrowings under the lines of credit at December 31, 2003.

In 2001, the Company issued 17,250,000, 8.25% equity security units. Each equity security unit consisted of a contract to purchase shares of the Company’s common stock on May 15, 2004 and a mandatorily redeemable equity security, with a stated liquidation amount of $50 due on May 15, 2006, which will require a cash payment by the Company. In 2004, in accordance with the terms of the equity security units, the Company received proceeds of $863 million and issued 27.0 million shares of common stock. The terms of the equity security units required that the mandatorily redeemable equity securities be remarketed. On February 11, 2004, the mandatorily redeemable equity securities were remarketed and the quarterly distribution rate was reset at 7.0%.

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

OFF BALANCE SHEET ARRANGEMENTS

In 2004, the Company entered into an agreement to sell certain general aviation finance receivables, with the buyer assuming all servicing responsibilities. As part of the agreement, the Company retains a first loss deficiency guarantee of 7.5% of the receivable amount sold. In 2004, $37 million of receivables were sold under the agreement, with no associated gain or loss. Also in 2004, the Company sold $22 million of general aviation finance receivables without any continuing involvement.

In 2003, the Company sold $337 million of general aviation finance receivables to a qualifying special purpose entity which in turn issued beneficial interests in these receivables to a commercial paper conduit, received proceeds of $279 million, retained a subordinated interest in and servicing rights to the receivables, and recognized a gain of $2 million. The sale was non-recourse to the Company, and effectively reduced the Company’s exposure to general aviation market risk for receivables by approximately 25 percent. At December 31, 2004 and 2003, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $204 million and $320 million, respectively, of which the Company’s subordinated retained interest was $58 million and the fair value of the servicing asset was $4 million and $6 million, respectively.

In 2001, the Company formed a joint venture, Thales-Raytheon Systems (TRS), described below in Major Affiliated Entities. The Company has guaranteed TRS-related borrowings of up to $34 million under which $12 million was outstanding at December 31, 2004. The Company has also entered into other joint ventures, also described below in Major Affiliated Entities. TRS and the other joint ventures, in the normal course of business, have banks issue letters of credit and guarantees related to project performance and other contractual obligations. While the Company expects these joint ventures to satisfy their loan, project performance, and other contractual obligations, their failure to do so may result in a future obligation for the Company.

In 1997, the Company provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by the Company’s Network Centric Systems segment.

MAJOR AFFILIATED ENTITIES

In 2002, the Company formed a joint venture, Flight Options LLC (FO), whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. In June 2003, the Company participated in a financial recapitalization of FO. The Company now owns approximately 65 percent of FO and is consolidating FO’s results in its financial statements. Prior to the financial recapitalization, 100 percent of FO’s $20 million of losses were recorded as other expense in the first six months of 2003 since the Company had been meeting all of FO’s financing requirements. The consolidation of FO did not have a significant effect on the Company’s financial position or results of operations, although the Company’s reported revenue, operating income, and other expense changed as a result of the consolidation of FO’s results. The Company is recording 100 percent of FO’s losses since the Company has been meeting all FO’s financing requirements. FO’s customers, in certain instances, have the contractual ability to require FO to buy back their fractional share at its current fair market value. The estimated value of this potential obligation was approximately $575 million at December 31, 2004.

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

Investments, which are included in other assets, consisted of the following at December 31:

(In millions)	2004 Ownership %	2004	2003
Equity method investments:
Thales-Raytheon Systems Co. Ltd.	50.0	$87	$78
HRL Laboratories, LLC	33.3	30	30
Indra ATM S.L.	49.0	12	12
TelASIC Communications	23.5	3	7
Other	n/a	7	9

		139	136
Other investments		10	10

Total		$149	$146

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

COMMITMENTS AND CONTINGENCIES

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $130 million. Discounted at a weighted-average risk-free rate of 5.8 percent, the Company estimated the liability to be $92 million before U.S. government recovery and had this amount accrued at December 31, 2004. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $59 million at December 31, 2004 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, advance payment, and certain financial obligations. Approximately $294 million, $827 million, and $250 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at December 31, 2004, respectively and $354 million, $890 million, and $389 million were outstanding at December 31, 2003, respectively. These instruments expire on various dates through 2015. At December 31, 2004, the amount of guarantees, letters of credit, and surety bonds, for which there were stated values, that remained outstanding was $94 million, $9 million, and $234 million, respectively, related to discontinued operations and are included in the numbers above compared to $99 million, $146 million, and $283 million, respectively, at December 31, 2003. Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

In May 2004, without admitting any liability or wrongdoing, the Company reached an agreement to settle a securities class action lawsuit originally filed in 1999 on behalf of the Company and all individual defendants. The terms of the settlement include a cash payment of $210 million and the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants which is expected to occur in 2005. In December 2004, the court approved the settlement, resolving all claims asserted against the Company and the individual defendants. In connection with the settlement, the Company recorded a charge of $329 million, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement. The charge for the settlement will be revised in future quarters to reflect changes in the fair value of the warrants after they are issued. In 2004, the Company paid $210 million into escrow in connection with the settlement.

In July 2004, without admitting any liability or wrongdoing, the Company and the individual defendants reached a tentative agreement to settle a derivative action related to the class action lawsuit described above. The settlement, which is subject to court approval, will resolve all claims in the case and is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2001, a class action lawsuit was filed on behalf of all purchasers of common stock or senior notes of WGI during the class period of April 17, 2000 through March 1, 2001 (the “WGI Complaint”). The plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed in October 2001 alleging similar claims. The Company and the individual defendants filed a motion seeking to dismiss the action in November 2001. In April 2002, the motion to dismiss was denied. In September 2002, the defendants filed an answer to the amended complaint and discovery is proceeding. In April 2003, the court conditionally certified the class and defined the class period as that between April 17, 2000 and March 2, 2001, inclusive.

In July 2001, the Company was named as a nominal defendant and all of its directors at the time were named as defendants in two identical purported derivative lawsuits. These lawsuits were consolidated into one action (the “Consolidated Amended Derivative Complaint”) in January 2004 and contain allegations similar to those included in the WGI Complaint and further allege that the individual defendants breached fiduciary duties to the Company and failed to maintain systems necessary for prudent management and control of the Company’s operations. In March 2004, the defendants filed a motion to dismiss the Consolidated Amended Derivative Complaint. In November 2004, without admitting any liability or wrongdoing, the individual defendants and the Company reached a tentative agreement to settle this derivative action. The settlement, which is subject to court approval, will resolve all claims in the case and is not expected to have a material effect on the Company’s financial position or results of operations.

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

Although the Company believes that it and the other defendants have meritorious defenses to each and all of the aforementioned class action and derivative complaints and intends, except as to the tentative settlements noted above, to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits, except as noted above.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The following is a schedule of the Company’s contractual obligations outstanding (excluding working capital items) at December 31, 2004:

(In millions)	Total	Less than 1 Year	1–3 years	4–5 years	After 5 years
Debt	$4,779	$516	$685	$310	$3,268
Subordinated notes payable	382	–	382	–	–
Interest payments	2,803	323	552	433	1,495
Operating leases	1,359	340	470	266	283
IT outsourcing	343	71	136	136	–

Total	$9,666	$1,250	$2,225	$1,145	$5,046

Interest payments include interest on debt that is redeemable at the option of the Company.

The Company currently estimates that required pension plan cash contributions will be approximately $315 million in 2005 and $445 million in 2006. The Company also plans to make discretionary cash contributions of $200 million in 2005 and 2006. These estimates are based upon certain assumptions, outlined above in Critical Accounting Policies, and contemplate passage of the Pension Funding Equity Act, which will provide a certain amount of pension funding relief to the Company. The estimate for 2006 is subject to change and will not be known with certainty until the Company’s SFAS No. 87 assumptions are updated at the end of 2005. Estimates for 2007 and beyond have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s SFAS No. 87 assumptions can be updated at the appropriate times. In addition, pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government, therefore, the amounts noted above are not necessarily indicative of the impact these contributions will have on the Company’s liquidity.

At December 31, 2004, RAC had unconditional purchase obligations of $40 million primarily related to component parts for the Horizon aircraft with varying purchase quantities for up to 200 aircraft. In addition, the Company’s defense businesses may enter into purchase commitments which can generally be recovered through the pricing of products and services to the U.S. government. These unconditional purchase obligations are not included in the table above.

ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS No. 123R). This accounting standard, which is effective for interim and annual periods beginning after June 15, 2005, requires the recognition of compensation expense related to stock options under SFAS No. 123, Accounting for Stock-Based Compensation. The Company plans to adopt SFAS No. 123R prospectively in the third quarter of 2005 with an anticipated impact to earnings per share of less than $0.02 per share in 2005 and 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, an amendment of ARB No. 43, Chapter 4, Inventory Costs (SFAS No. 151). This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s financial position or results or operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market exposures are to interest rates and foreign exchange rates.

The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements with commercial and investment banks to manage interest rates associated with the Company’s financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments used by the Company for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a commitment is in place.

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at December 31, 2004 and 2003, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was approximately $1 million after-tax for both years. Fixed rate financial instruments were not evaluated, as the risk exposure is not material. The Company believes its exposure due to changes in foreign exchange rates is not material due to the Company’s hedging policy and the fact that the Company does not enter into speculative hedges.

Item 8. Financial Statements and Supplementary Data

COMPANY RESPONSIBILITY FOR FINANCIAL STATEMENTS

The financial statements and related information contained in this Annual Report have been prepared by and are the responsibility of the Company’s management. The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect judgments and estimates as to the expected effects of transactions and events currently being reported. The Company’s management is responsible for the integrity and objectivity of the financial statements and other financial information included in this Annual Report. To meet this responsibility, the Company maintains a system of internal control over financial reporting to provide reasonable assurance that assets are safeguarded and that transactions are properly executed and recorded. The system includes policies and procedures, internal audits, and Company officers’ reviews.

The Audit Committee of the Board of Directors is composed solely of outside directors. The Audit Committee meets periodically and, when appropriate, separately with representatives of the independent registered public accounting firm, Company officers, and the internal auditors to monitor the activities of each.

Upon recommendation of the Audit Committee, PricewaterhouseCoopers LLP, an independent registered public accounting firm, was selected by the Board of Directors to audit the Company’s financial statements and management’s assessment of the Company’s internal control over financial reporting and their report is below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control – Integrated Framework, issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ Edward S. Pliner	/s/ William H. Swanson
Edward S. Pliner	William H. Swanson
Senior Vice President and Chief Financial Officer	Chairman and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Raytheon Company:

We have completed an integrated audit of Raytheon Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note N to the consolidated financial statements, in 2004 the Company changed its measurement date for its Pension Benefits and Other Benefits plans from October 31 to December 31.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing above, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework, issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 15, 2005

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions except share amounts) December 31:	2004	2003
Assets
Current assets
Cash and cash equivalents	$556	$661
Accounts receivable, less allowance for doubtful accounts of $41 in 2004 and $35 in 2003	478	485
Contracts in process	3,514	3,302
Inventories	1,745	1,998
Deferred federal and foreign income taxes	469	466
Prepaid expenses and other current assets	343	154
Assets from discontinued operations	19	59

Total current assets	7,124	7,125
Property, plant, and equipment, net	2,738	2,711
Deferred federal and foreign income taxes	71	337
Prepaid retiree benefits	714	703
Goodwill	11,516	11,479
Other assets, net	1,990	1,853

Total assets	$24,153	$24,208

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$516	$15
Advance payments and billings in excess of costs incurred	1,900	1,578
Accounts payable	867	833
Accrued salaries and wages	934	767
Other accrued expenses	1,403	1,086
Liabilities from discontinued operations	24	43

Total current liabilities	5,644	4,322
Accrued retiree benefits and other long-term liabilities	3,224	3,281
Long-term debt	4,229	6,517
Subordinated notes payable	408	859

Commitments and contingencies (note L)

Minority interest	97	67

Stockholders’ equity
Preferred stock, par value $0.01 per share, 200,000,000 shares authorized, none outstanding in 2004 and 2003
Common stock, par value $0.01 per share, 1,450,000,000 shares authorized, 453,096,000 and 418,136,000 shares outstanding in 2004 and 2003, respectively, after deducting 395,000 and 168,000 treasury shares in 2004 and 2003, respectively	5	4
Additional paid-in capital	9,540	8,434
Unearned compensation	(60)	(13)
Accumulated other comprehensive income	(1,919)	(2,194)
Treasury stock, at cost	(13)	(6)
Retained earnings	2,998	2,937

Total stockholders’ equity	10,551	9,162

Total liabilities and stockholders’ equity	$24,153	$24,208

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except per share amounts) Years Ended December 31:	2004	2003	2002
Net sales	$20,245	$18,109	$16,760

Cost of sales	16,933	15,000	13,358
Administrative and selling expenses	1,433	1,306	1,170
Research and development expenses	491	487	449

Total operating expenses	18,857	16,793	14,977

Operating income	1,388	1,316	1,783

Interest expense	418	537	497
Interest income	(45)	(50)	(27)
Other expense, net	436	67	237

Non-operating expense, net	809	554	707

Income from continuing operations before taxes	579	762	1,076
Federal and foreign income taxes	140	227	320

Income from continuing operations	439	535	756
Loss from discontinued operations, net of tax	(63)	(170)	(887)

Income (loss) before accounting change	376	365	(131)
Cumulative effect of change in accounting principle, net of tax	41	—	(509)

Net income (loss)	$417	$365	$(640)

Earnings per share from continuing operations
Basic	$1.00	$1.30	$1.88
Diluted	0.99	1.29	1.85

Earnings (loss) per share
Basic	$0.95	$0.88	$(1.59)
Diluted	0.94	0.88	(1.57)

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003, and 2002 (In millions except per share amounts)	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2001	$4	$7,740	$(17)	$(212)	$(1)	$3,867	$11,381

Net loss						(640)	(640)
Other comprehensive income
Minimum pension liability				(2,002)			(2,002)
Interest rate lock				(2)			(2)
Foreign exchange translation				31			31
Cash flow hedges				5			5

Comprehensive income							(2,608)

Dividends declared—$0.80 per share						(323)	(323)
Issuance of common stock		328					328
Common stock plan activity		101	5				106
Trust preferred security distributions		(11)					(11)
Treasury stock activity					(3)		(3)

Balance at December 31, 2002	4	8,158	(12)	(2,180)	(4)	2,904	8,870

Net income						365	365
Other comprehensive income
Minimum pension liability				(118)			(118)
Foreign exchange translation				82			82
Cash flow hedges				19			19
Unrealized gains on residual interest securities				2			2
Interest rate lock				1			1

Comprehensive income							351

Dividends declared–$0.80 per share						(332)	(332)
Issuance of common stock		264					264
Common stock plan activity		23	(1)				22
Trust preferred security distributions		(11)					(11)
Treasury stock activity					(2)		(2)

Balance at December 31, 2003	4	8,434	(13)	(2,194)	(6)	2,937	9,162
Net income						417	417
Other comprehensive income
Minimum pension liability				215			215
Foreign exchange translation				46			46
Cash flow hedges				15			15
Unrealized losses on residual interest securities				(1)			(1)

Comprehensive income							692

Dividends declared–$0.80 per share						(356)	(356)
Issuance of common stock	1	939					940
Common stock plan activity		171	(47)				124
Trust preferred security distributions		(4)					(4)
Treasury stock activity					(7)		(7)

Balance at December 31, 2004	$5	$9,540	$(60)	$(1,919)	$(13)	$2,998	$10,551

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2004	2003	2002
Cash flows from operating activities
Income from continuing operations	$439	$535	$756
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	434	393	364
Deferred federal and foreign income taxes	(5)	94	264
Net gain on sales of operating units and investments	(14)	(82)	(4)
Savings and investment plan activity	73	190	181
Decrease (increase) in accounts receivable	6	193	(20)
Change in contracts in process and advance payments and billings in excess of costs incurred	136	421	100
Decrease in inventories	179	110	10
(Increase) decrease in prepaid expenses and other current assets	(187)	78	124
Increase (decrease) in accounts payable	39	26	(105)
Increase in accrued salaries and wages	171	60	137
Increase (decrease) in other accrued expenses	306	(180)	189
Origination of financing receivables	(325)	(402)	(431)
Collection of financing receivables not sold	459	588	156
Sale of financing receivables	59	279	263
Buy-out of off balance sheet receivables facility	–	–	(1,029)
Repurchase of financing receivables	–	–	(347)
Other adjustments, net	344	264	239

Net cash provided by operating activities from continuing operations	2,114	2,567	847
Net cash used in operating activities from discontinued operations	(43)	(533)	(1,196)

Net cash provided by (used in) operating activities	2,071	2,034	(349)

Cash flows from investing activities
Expenditures for property, plant, and equipment	(363)	(428)	(458)
Synthetic lease maturity payment	–	(125)	–
Proceeds from sales of property, plant, and equipment	–	25	11
Capitalized expenditures for internal use software	(103)	(98)	(138)
Increase in other assets	(1)	(3)	(36)
Proceeds from sales of operating units and investments	47	111	1,166
Payment for purchases of acquired companies, net of cash received	(112)	(60)	(10)
Space Imaging debt guarantee payment	–	(130)	–
Hughes Defense settlement	–	–	134

Net cash (used in) provided by investing activities	(532)	(708)	669

Cash flows from financing activities
Dividends	(349)	(331)	(321)
Decrease in short-term debt and other notes	(13)	–	(163)
Issuance of long-term debt, net of offering costs	–	1,113	566
Repayments of long-term debt	(1,763)	(2,078)	(1,294)
Repayments of subordinated notes payable	(478)	–	–
Issuance of common stock	867	74	147
Proceeds under common stock plans	92	13	75

Net cash used in financing activities	(1,644)	(1,209)	(990)

Net (decrease) increase in cash and cash equivalents	(105)	117	(670)
Cash and cash equivalents at beginning of year	661	544	1,214

Cash and cash equivalents at end of year	$556	$661	$544

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION  The consolidated financial statements include the accounts of Raytheon Company (the “Company”) and all wholly-owned and majority-owned domestic and foreign subsidiaries (except for RC Trust I, as described in Note I, Equity Security Units). All material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

REVENUE RECOGNITION  Sales under long-term government contracts are recorded under the percentage of completion method. Incurred costs and estimated gross margins are recorded as sales when work is performed based on the percentage that incurred costs bear to the Company’s estimates of total costs and contract value. Cost estimates include direct and indirect costs such as labor, materials, warranty, and overhead. Some contracts contain incentive provisions based upon performance in relation to established targets, which are included at estimated realizable value. Contract change orders and claims are included when they can be reliably estimated and realization is probable. Since many contracts extend over a long period of time, revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period.

Revenue from aircraft sales are recognized at the time of physical delivery of the aircraft. Revenue from certain qualifying non-cancelable aircraft lease contracts are accounted for as sales-type leases. The present value of all payments, net of executory costs, are recorded as revenue, and the related costs of the aircraft are charged to cost of sales. Associated interest, using the interest method, is recorded over the term of the lease agreements. All other leases for aircraft are accounted for under the operating method wherein revenue is recorded as earned over the rental period. Service revenue is recognized ratably over contractual periods or as services are performed. Revenue from the sale of fractional shares is recognized over the expected life of the customer relationship.

Revenue from license fees are recognized over the expected life of the continued involvement with the customer.

PRODUCT WARRANTY  Costs incurred under warranty provisions performed under long-term contracts are accounted for as contract costs as the work is performed. The estimation of these costs is an integral part of the determination of the pricing of the Company’s products and services.

Warranty provisions related to aircraft sales are determined based upon an estimate of costs that may be incurred under warranty programs.

Activity related to aircraft warranty provisions was as follows:

(In millions)
Balance at December 31, 2001	$17
Accruals for aircraft deliveries in 2002	22
Accruals related to prior year aircraft deliveries	10
Warranty services provided in 2002	(27)

Balance at December 31, 2002	22
Accruals for aircraft deliveries in 2003	21
Accruals related to prior year aircraft deliveries	8
Warranty services provided in 2003	(22)

Balance at December 31, 2003	29
Accruals for aircraft deliveries in 2004	29
Accruals related to prior year aircraft deliveries	3
Warranty services provided in 2004	(23)

Balance at December 31, 2004	$38

Notes to Consolidated Financial Statements (Continued)

LOT ACCOUNTING  The Company uses lot accounting for new commercial aircraft introductions at Raytheon Aircraft. Lot accounting involves selecting an initial lot size at the time a new aircraft begins to be delivered and measuring an average cost over the entire lot for each aircraft sold. The costs attributed to aircraft delivered are based on the estimated average cost of all aircraft in the lot and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs from cost reduction initiatives and as tasks and production techniques become more efficient through repetition. Costs incurred on in-process and delivered aircraft in excess of the estimated average cost were included in inventories and totaled $89 million and $91 million on Premier at December 31, 2004 and 2003, respectively, and $90 million on Horizon at December 31, 2004. Once the initial lot has been completed, the use of lot accounting is discontinued. The Company determines lot size based on several factors, including the size of firm backlog, the expected annual production on the aircraft, and experience on similar new aircraft. The size of the initial lot for the Beechcraft Premier I and the Hawker Horizon is 200 and 75 units, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS  The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer credit-worthiness, historical payment experience, the age of outstanding receivables, and collateral to the extent applicable.

Activity related to the allowance for doubtful accounts was as follows:

(In millions)
Balance at December 31, 2001	$113
Provisions	2
Utilizations	(42)

Balance at December 31, 2002	73
Provisions	1
Utilizations	(39)

Balance at December 31, 2003	35
Provisions	8
Utilizations	(2)

Balance at December 31, 2004	$41

CONTRACTS IN PROCESS  Contracts in process are stated at cost plus estimated profit, but not in excess of realizable value.

Notes to Consolidated Financial Statements (Continued)

INVENTORIES  Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A provision for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations, and salvage value.

PROPERTY, PLANT, AND EQUIPMENT  Property, plant, and equipment are stated at cost. Major improvements are capitalized while expenditures for maintenance, repairs, and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income. Gains and losses resulting from the sale of plant and equipment at the defense businesses are included in overhead and reflected in the pricing of products and services to the U.S. government.

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

IMPAIRMENT OF LONG-LIVED ASSETS  Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that periodic tests of goodwill impairment be performed. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any.

In 2002, the Company recorded a goodwill impairment charge of $360 million related to its former Aircraft Integration Systems business (AIS) as a cumulative effect of change in accounting principle. The fair value of AIS was determined based upon the proceeds received by the Company in connection with the sale, as described in Note B, Discontinued Operations. Due to the non-deductibility of this goodwill, the Company did not record a tax benefit in connection with this impairment. Also in 2002, the Company completed the transitional review for potential goodwill impairment in accordance with SFAS No. 142 and recorded a goodwill impairment charge of $185 million pretax or $149 million after-tax, which represented all of the goodwill at Raytheon Aircraft, as a cumulative effect of change in accounting principle. The fair value of Raytheon Aircraft was determined using a discounted cash flow approach. The total goodwill impairment charge in 2002 was $545 million pretax, $509 million after-tax, $1.27 per basic share, or $1.25 per diluted share. The Company performs the annual impairment test in the fourth quarter of each year. There was no goodwill impairment associated with the annual impairment test performed in the fourth quarter of 2004, 2003 and 2002.

The amount of goodwill by segment at December 31, 2004 was $755 million for Integrated Defense Systems, $1,349 million for Intelligence and Information Systems, $3,438 million for Missile Systems, $2,306 million for Network Centric Systems, $2,674 million for Space and Airborne Systems, $867 million for Technical Services, and $127 million for Other. Information about additions to goodwill is included in Note C, Acquisitions and Divestitures. The amount of goodwill by segment at December 31, 2003 was $752 million for Integrated Defense Systems, $1,349 million for Intelligence and Information Systems, $3,438 million for Missile Systems, $2,306 million for Network Centric Systems, $2,639 million for Space and Airborne Systems, $868 million for Technical Services, and $127 million for Other.

Intangible assets subject to amortization consisted primarily of drawings and intellectual property totaling $74 million (net of $52 million of accumulated amortization) at December 31, 2004 and $59 million (net of $38 million

Notes to Consolidated Financial Statements (Continued)

of accumulated amortization) at December 31, 2003. Amortization expense is expected to approximate $9 million for each of the next five years.

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

COMPUTER SOFTWARE  Internal use computer software, which consists primarily of an integrated financial package, is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life, generally 10 years.

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

ADVANCE PAYMENTS AND BILLINGS IN EXCESS OF COSTS INCURRED  The Company receives advances, performance-based payments, and progress payments from customers which may exceed costs incurred on certain contracts. These advances and payments are shown net of accumulated costs of $1,046 million and $1,071 million at December 31, 2004 and 2003, respectively. In 2004, the Company began classifying billings in excess of costs with advance payments. The Company reclassified $642 million of billings in excess of costs incurred from contracts in process to advance payments and billings in excess of costs incurred at December 31, 2003 to conform with the current year presentation.

COMPREHENSIVE INCOME  Comprehensive income and its components are presented in the statement of stockholders’ equity.

Accumulated other comprehensive income consisted of the following at December 31:

(In millions)	2004	2003
Minimum pension liability	$(2,025)	$(2,240)
Unrealized losses on interest-only strips	(3)	(2)
Interest rate lock	(1)	(1)
Foreign exchange translation	70	24
Cash flow hedges	39	24
Unrealized gains on investments	1	1

Total	$(1,919)	$(2,194)

The minimum pension liability adjustment is shown net of tax benefits of $1,089 million and $1,195 million at December 31, 2004 and 2003, respectively. The unrealized losses on interest-only strips are shown net of tax benefits of $1 million at December 31, 2004 and 2003. The interest rate lock is shown net of tax benefits of $1 million at December 31, 2004 and 2003. The cash flow hedges are shown net of tax liabilities of $21 million and $13 million at December 31, 2004 and 2003, respectively.

TRANSLATION OF FOREIGN CURRENCIES  Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other

Notes to Consolidated Financial Statements (Continued)

comprehensive income in stockholders’ equity. Deferred taxes are not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings are considered to be permanently invested. Income and expenses in foreign currencies are translated at the weighted-average exchange rate during the period. Foreign exchange transaction gains and losses in 2004, 2003, and 2002 were not material.

PENSION COSTS  The Company has several pension and retirement plans covering the majority of employees, including certain employees in foreign countries. Annual charges to income are made for the cost of the plans, including current service costs, interest on projected benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. Unfunded accumulated benefit obligations are included in accrued retiree benefits and other long-term liabilities. The Company funds annually those pension costs which are calculated in accordance with Internal Revenue Service regulations and standards issued by the Cost Accounting Standards Board.

INTEREST RATE AND FOREIGN CURRENCY CONTRACTS  The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements or interest rate locks with commercial and investment banks to manage interest rates associated with the Company’s financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts. The hedges used by the Company are transaction driven and are directly related to a particular asset, liability, or transaction for which a commitment is in place. These instruments are executed with credit-worthy institutions and the majority of the foreign currencies are denominated in currencies of major industrial countries. The Company does not hold or issue financial instruments for trading or speculative purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS  The estimated fair value of certain financial instruments, including cash, cash equivalents, and short-term debt approximates the carrying value due to their short maturities and varying interest rates. The estimated fair value of notes receivable approximates the carrying value based principally on the underlying interest rates and terms, maturities, collateral, and credit status of the receivables. The estimated fair value of investments, other than those accounted for under the cost or equity method, are based on quoted market prices. The estimated fair value of long-term debt of approximately $5.5 billion at December 31, 2004 was based on quoted market prices.

Estimated fair values for financial instruments are based on pricing models using current market information. The amounts realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments.

MINORITY INTEREST  The Company’s minority interest primarily relates to its investment in Thales-Raytheon Systems Co. Ltd., described in Note G, Other Assets, and is included in other expense, net.

EMPLOYEE STOCK PLANS  In 2004, the Company changed the general form of its broad-based equity compensation. Prior to 2004, the Company primarily issued stock options, the Company now primarily issues restricted stock. The fair value at the date of award of restricted stock is credited to common stock at par value and the excess is credited to additional paid-in capital. The fair value is charged to income as compensation expense over the vesting period.

In 2004, the Company established the Long-term Performance Plan (LTPP) under the 2001 Stock Plan which provides for awards of common stock to the Company’s senior leadership when specific pre-established levels of

Notes to Consolidated Financial Statements (Continued)

Company performance are achieved over a three-year performance cycle. The Company recognizes compensation expense for variable award plans over the performance period based upon the then-current market values of the underlying stock as well as the expected achievement of performance levels.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized related to the issuance of stock options. Proceeds from the exercise of stock options under employee stock plans are credited to common stock at par value and the excess is credited to additional paid-in capital. Income tax benefits arising from employees’ premature disposition of stock option shares and exercise of nonqualified stock options are credited to additional paid-in capital.

Had compensation expense for the Company’s stock option awards been determined based on the fair value at the grant date consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below:

(In millions except per share amounts)	2004	2003	2002
Reported net income (loss)	$417	$365	$(640)
Stock-based compensation expense included in reported net income (loss), net of tax	16	5	4
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(71)	(73)	(63)

Pro forma net income (loss)	$362	$297	$(699)

Reported basic earnings (loss) per share	$0.95	$0.88	$(1.59)
Reported diluted earnings (loss) per share	0.94	0.88	(1.57)

Pro forma basic earnings (loss) per share	$0.83	$0.72	$(1.74)
Pro forma diluted earnings (loss) per share	0.82	0.72	(1.71)

The weighted-average fair value of each stock option granted in 2004, 2003, and 2002 was estimated as $8.70, $8.57, and $13.46, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected life	4 years	4 years	4 years
Assumed annual dividend growth rate	5%	–	–
Expected volatility	30%	40%	40%
Assumed annual forfeiture rate	8%	8%	12%

The risk free interest rate (month-end yields on 4-year treasury strips equivalent zero coupon) ranged from 2.4% to 3.6% in 2004, 2.0% to 3.0% in 2003, and 2.5% to 4.7% in 2002.

RECLASSIFICATION OF FINANCIAL STATEMENTS  Based upon recent public guidance provided by the staff of the Securities and Exchange Commission, the Company has determined that certain transactions of Raytheon Aircraft should be reclassified in the statement of cash flows from investing activities to operating activities.

Those transactions are as follows. The Company provides long-term financing to its aircraft customers. When the Company sells a plane to a customer and provides long-term financing, no cash is received by the Company. Origination of financing receivables was $325 million in 2004, $402 million in 2003, and $431 million in 2002. The Company received proceeds of $59 million in 2004 and $279 million in 2003 related to the sale of certain general

Notes to Consolidated Financial Statements (Continued)

aviation finance receivables. The Company also maintained a program under which it sold general aviation and commuter aircraft long-term receivables under a receivables purchase facility through the end of 2002. In connection with this program in 2002, the sale of financing receivables was $263 million and the repurchase of financing receivables was $347 million. The Company bought out the receivables that remained in the facility in 2002 for $1,029 million, brought the related assets onto the Company’s books, and eliminated the associated $1.4 billion receivables purchase facility.

The Company’s statement of cash flows has been adjusted to reflect the fact that there was no cash received upon the initial sale of aircraft, and to classify cash receipts from the sale of inventory as operating activities, which resulted in the following changes to previously reported amounts:

(In millions)	2003
	Previously Reported	As Reclassified
Net cash provided by operating activities from continuing operations	$2,102	$2,567
Net cash provided by operating activities	1,569	2,034
Net cash used in investing activities	(243)	(708)

(In millions)	2002
	Previously Reported	As Reclassified
Net cash provided by operating activities from continuing operations	$2,235	$847
Net cash provided by (used in) operating activities	1,039	(349)
Net cash (used in) provided by investing activities	(719)	669

ACCOUNTING STANDARDS  In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS No. 123R). This accounting standard, which is effective for interim and annual periods beginning after June 15, 2005, requires the recognition of compensation expense related to stock options under SFAS No. 123, Accounting for Stock-Based Compensation. The Company plans to adopt SFAS No. 123R prospectively in the third quarter of 2005 with an anticipated impact to earnings per share of less than $0.02 per share in 2005 and 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, an amendment of ARB No. 43, Chapter 4, Inventory Costs (SFAS No. 151). This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s financial position or results or operations.

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

Notes to Consolidated Financial Statements (Continued)

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

For several of these projects, the Company has entered into settlement agreements that resolve the Company’s obligations under the related Support Agreements. On a number of these projects, the Company is continuing closeout efforts which includes warranty obligations, commercial close out, and claims resolution. There are also Support Agreements on projects where WGI is continuing to perform work which could present risk to the Company if WGI fails to meet its obligations in connection with these projects. In meeting its obligations under the remaining Support Agreements, the Company has various risks and exposures, including delays, equipment and subcontractor performance, warranty close out, various liquidated damages issues, collection of amounts due under contracts, and potential adverse claims resolution under various contracts and leases.

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

In 2004, 2003, and 2002, the pretax loss from discontinued operations related to RE&C was $42 million, $231 million, and $966 million, respectively. In 2004, the Company recorded a $24 million after-tax charge for an estimated liability for foreign tax related matters. Although not expected to be material, additional losses on foreign tax related matters could be recorded in the future as estimates are revised or the underlying matters are settled. Included in 2003 and 2002 were charges of $176 million and $796 million, respectively, related to two construction projects, the Mystic Station facility in Everett, MA and the Fore River facility in Weymouth, MA. Following WGI’s abandonment of these projects in 2001, the Company undertook construction efforts and subsequently delivered care, custody, and control of these projects to their owners in 2003 and closed on a settlement agreement with the project owners and other interested parties in 2004. The charges resulted from delays, labor and material cost growth, productivity issues, equipment and subcontractor performance, schedule liquidated damages, inaccurate estimates of field engineered materials, and disputed changes. In 2002, the Company allocated $79 million of interest expense to RE&C based upon actual cash outflows since the date of disposition. Since the projects were nearing completion, the Company did not allocate interest expense to RE&C after 2002.

The loss from discontinued operations, net of tax, related to RE&C was $48 million, $151 million, and $645 million in 2004, 2003, and 2002, respectively.

Liabilities from discontinued operations included net current liabilities for RE&C of $17 million and $37 million at December 31, 2004 and 2003, respectively.

In 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of

Notes to Consolidated Financial Statements (Continued)

AIS in which the purchaser has claimed a purchase price adjustment of $85 million. The Company disputes this claim and expects the matter to be resolved in arbitration. There was no pretax gain or loss on the sale of AIS, however, due to the non-deductible goodwill associated with AIS, the company recorded a tax provision of $212 million, resulting in a $212 million after-tax loss on the sale of AIS. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete.

In 2004, 2003, and 2002, the pretax loss from discontinued operations related to AIS was $23 million, $30 million and $47 million, respectively, primarily related to the completion of the BBJ program.

The income (loss) from discontinued operations related to AIS, including the $212 million after-tax loss on the sale, was as follows:

(In millions)	2004	2003	2002
Net sales	$–	$–	$202
Operating expenses	–	–	196

Income before taxes	–	–	6

Federal and foreign income taxes	–	–	2

Income (loss) from discontinued operations	–	–	4
Loss on disposal of discontinued operations, net of tax	–	–	(212)
Adjustments, net of tax	(15)	(19)	(34)

Total	$(15)	$(19)	$(242)

Assets and liabilities related to AIS included net current assets of $19 million and $59 million and net current liabilities of $7 million and $6 million as of December 31, 2004 and 2003, respectively.

In 2004, the total loss from discontinued operations was $65 million pretax, $63 million after-tax, or $0.14 per basic and diluted share versus $261 million pretax, $170 million after-tax, or $0.41 per basic and diluted share in 2003 and $1,013 million pretax, $887 million after-tax, or $2.21 per basic share and $2.17 per diluted share in 2002.

NOTE C: ACQUISITIONS AND DIVESTITURES

In 2004, the Company acquired Photon Research Associates Inc. for $42 million, net of cash received. In addition, the Company may be required to make certain performance-based incentive payments. Assets acquired included $5 million of contracts in process, $1 million of property, plant and equipment, and $1 million of other assets. Liabilities assumed included $2 million of accrued salaries and wages and $3 million of other accrued liabilities. The Company also recorded $5 million of intangible assets and $35 million of goodwill (at Space and Airborne Systems) in connection with this acquisition.

In 2004, the Company sold its commercial infrared business for $43 million and recorded a pretax gain of $10 million which is included in other income.

In 2003, the Company acquired Solipsys Corporation for $170 million, net of cash received, to be paid over two years. The Company paid $70 million in cash in 2004 and $40 million, net, in cash in 2003 and intends to make the final cash payment, which has been accrued, in the first quarter of 2005. In addition, the Company may be required to make certain performance-based incentive payments. Assets acquired included $7 million of contracts in process. Liabilities assumed included $2 million of accounts payable and $3 million of accrued salaries and wages.

Notes to Consolidated Financial Statements (Continued)

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

In 2002, the Company formed a joint venture with Flight Options, Inc. whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. In June 2003, the Company participated in a financial recapitalization of Flight Options LLC (FO) and exchanged certain FO debt for equity. The Company now owns approximately 65 percent of FO and is consolidating FO’s results in its financial statements. The Company is recording 100 percent of FO’s losses since the Company has been meeting all FO’s financing requirements. FO’s customers, in certain instances, have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was approximately $575 million at December 31, 2004. Assets acquired included $83 million of inventories and $27 million of other current assets. Liabilities assumed included $97 million of notes payable and long-term debt, $90 million of advance payments, and $76 million of accounts payable and accrued expenses. The Company also recorded $26 million of intangible assets and $127 million of goodwill (at the Other Segment) in connection with this recapitalization.

In 2004, FO issued 7.4 million restricted common FO shares to certain key employees, representing 5.6 percent of the total outstanding common shares of FO at December 31, 2004. In 2004, the restrictions on 6.8 million restricted common shares lapsed. Also in 2004, FO issued 6.4 million stock options with an exercise price of $0.01 per share. In 2004, 1.5 million stock options expired and 0.1 million stock options were exercised, therefore, there were 4.8 million stock options outstanding at December 31, 2004.

The Company merged with the defense business of Hughes Electronics Corporation (Hughes Defense) in December 1997. In October 2001, the Company and Hughes Electronics agreed to a settlement regarding the purchase price adjustment related to the Company’s merger with Hughes Defense. Under the terms of the merger agreement, Hughes Electronics agreed to reimburse the Company approximately $635 million of its purchase price over time, with the final payment received in 2002.

Notes to Consolidated Financial Statements (Continued)

NOTE D: CONTRACTS IN PROCESS

Contracts in process consisted of the following at December 31, 2004:

(In millions)	Cost Type	Fixed Price	Total
U.S. government end-use contracts
Billed	$393	$295	$688
Unbilled	845	4,253	5,098
Less progress payments	–	(3,326)	(3,326)

	1,238	1,222	2,460

Other customers
Billed	19	226	245
Unbilled	11	1,285	1,296
Less progress payments	–	(487)	(487)

	30	1,024	1,054

Total	$1,268	$2,246	$3,514

Contracts in process consisted of the following at December 31, 2003:

(In millions)	Cost Type	Fixed Price	Total
U.S. government end-use contracts
Billed	$427	$277	$704
Unbilled	637	4,018	4,655
Less progress payments	–	(3,004)	(3,004)

	1,064	1,291	2,355

Other customers
Billed	13	298	311
Unbilled	11	997	1,008
Less progress payments	–	(372)	(372)

	24	923	947

Total	$1,088	$2,214	$3,302

The U.S. government has title to the assets related to unbilled amounts on contracts that provide for progress payments. Unbilled amounts are recorded under the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

Included in contracts in process at December 31, 2004 and 2003 was $66 million and $77 million, respectively, related to claims on contracts, which were recorded at their estimated realizable value. The Company believes that it has a legal basis for pursuing recovery of these claims and that collection is probable. The settlement of these amounts depends on individual circumstances and negotiations with the counterparty, therefore, the timing of the collection will vary and approximately $9 million of collections are expected to extend beyond one year.

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2004, retentions amounted to $48 million and are anticipated to be collected as follows: $43 million in 2005, $2 million in 2006, and the balance thereafter.

Notes to Consolidated Financial Statements (Continued)

NOTE E: INVENTORIES

Inventories consisted of the following at December 31:

(In millions)	2004	2003
Finished goods	$553	$669
Work in process	938	1,023
Materials and purchased parts	254	306

Total	$1,745	$1,998

Inventories at Raytheon Aircraft, Flight Options, and Raytheon Airline Aviation Services totaled $1,420 million at December 31, 2004 (consisting of $537 million of finished goods, $681 million of work in process, and $202 million of materials and parts) and $1,603 million at December 31, 2003 (consisting of $647 million of finished goods, $717 million of work in process, and $239 million of materials and parts).

NOTE F: PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(In millions)	2004	2003
Land	$89	$90
Buildings and leasehold improvements	1,885	1,769
Machinery and equipment	3,775	3,463
Equipment leased to others	172	189

	5,921	5,511
Less accumulated depreciation and amortization	(3,183)	(2,800)

Total	$2,738	$2,711

Depreciation expense was $361 million, $333 million, and $305 million in 2004, 2003, and 2002, respectively. Accumulated depreciation of equipment leased to others was $29 million and $25 million at December 31, 2004 and 2003, respectively.

General and program specific manufacturing equipment and tooling at Raytheon Aircraft are included in property, plant, and equipment. There was $205 million and $209 million of program specific manufacturing equipment and tooling related to Premier and Horizon at December 31, 2004 and 2003, respectively.

Future minimum lease payments from non-cancelable aircraft operating leases, which extend to 2017, amounted to $87 million at December 31, 2004 and were due as follows:

(In millions)
2005	$21
2006	19
2007	16
2008	14
2009	9
Thereafter	8

Notes to Consolidated Financial Statements (Continued)

NOTE G: OTHER ASSETS

Other assets, net consisted of the following at December 31:

(In millions)	2004	2003
Long-term receivables
Due from customers in installments to 2015	$315	$464
Other, principally due through 2007	70	40
Sales-type leases, due in installments to 2011	86	50
Computer software, net	479	456
Pension-related intangible asset	186	199
Investments	149	146
Other noncurrent assets	705	498

Total	$1,990	$1,853

The Company provides long-term financing to its aircraft customers. The underlying aircraft serve as collateral for general aviation and commuter aircraft receivables. The Company maintains reserves for estimated uncollectible aircraft-related long-term receivables. The balance of these reserves was $28 million and $60 million at December 31, 2004 and 2003, respectively. The reserves for estimated uncollectible aircraft-related long-term receivables represent the Company’s current estimate of future losses. The Company established these reserves based on an overall evaluation of identified risks. As a part of that evaluation, the Company evaluated certain specific receivables and considered factors including extended delinquency and requests for restructuring, among other things. Long-term receivables included commuter aircraft receivables of $281 million and $363 million at December 31, 2004 and 2003, respectively.

The Company accrues interest on aircraft-related long-term receivables in accordance with the terms of the underlying notes. When an aircraft-related long-term receivable is over 90 days past due, the Company generally stops accruing interest. At December 31, 2004 and 2003, there were $27 million and $37 million, respectively, of aircraft-related long-term receivables on which the Company was not accruing interest. Interest payments related to these receivables are credited to income when received. Once a past-due receivable has been brought current, the Company begins to accrue interest again. Interest deemed to be uncollectible is written off at the time the determination is made.

In 2004, the Company entered into an agreement to sell certain general aviation finance receivables, with the buyer assuming all servicing responsibilities. As part of the agreement, the Company retained a first loss deficiency guarantee of 7.5% of the receivable amount sold. In 2004, $37 million of receivables were sold under the agreement, with no associated gain or loss. Also in 2004, the Company sold $22 million of general aviation finance receivables without any continuing involvement.

In 2003, the Company sold an undivided interest in $337 million of general aviation finance receivables, received proceeds of $279 million, retained a subordinated interest in and servicing rights to the receivables, and recognized a gain of $2 million. In connection with the sale, the Company formed a qualifying special purpose entity (QSPE) for the sole purpose of buying these receivables. The Company irrevocably, and without recourse, transferred the receivables to the QSPE which in turn, issued beneficial interests in these receivables to a commercial paper conduit. The transaction involves a third party guarantee of the conduit investment. The assets of the QSPE are not available to pay the claims of the Company or any other entity. The Company retained a subordinated interest in

Notes to Consolidated Financial Statements (Continued)

the receivables sold of approximately 17 percent. The conduit obtained the funds to purchase the interest in the receivables, other than the retained interest, by selling commercial paper to third-party investors. The Company retained responsibility for the collection and administration of receivables. The Company continues to service the sold receivables and charges the third party conduit a monthly servicing fee at market rates.

The Company accounted for the sale under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The gain was determined at the date of transfer based upon the relative fair value of the assets sold and the interests retained. The Company estimated the fair value at the date of transfer and at December 31, 2004 and 2003 based on the present value of future expected cash flows using certain key assumptions, including collection period and a discount rate of 5.0%, 5.6%, and 5.0%, respectively. At December 31, 2004 a 10 and 20 percent adverse change in the collection period and discount rate would not have a material effect on the Company’s financial position or results of operations.

At December 31, 2004 and 2003, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $204 million and $320 million, respectively, of which the Company’s subordinated retained interest was $58 million and the fair value of the servicing asset was $4 million and $6 million, respectively.

The Company also maintained a program under which it sold general aviation and commuter aircraft long-term receivables under a receivables purchase facility through the end of 2002. The Company bought out the receivables that remained in the facility in 2002 for $1,029 million and brought the related assets onto the Company’s books. The loss resulting from the sale of receivables into this facility in 2002 was $6 million.

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

The increase in computer software in 2004 was due to the Company’s conversion of significant portions of its existing financial systems to a new integrated financial package. Computer software amortization expense was $64 million, $52 million, and $54 million in 2004, 2003 and 2002, respectively. Accumulated amortization of computer software was $261 million and $241 million at December 31, 2004 and 2003, respectively.

Investments, which are included in other assets, consisted of the following at December 31:

(In millions)	2004 Ownership %	2004	2003
Equity method investments:
Thales-Raytheon Systems Co. Ltd.	50.0	$87	$78
HRL Laboratories, LLC	33.3	30	30
Indra ATM S.L.	49.0	12	12
TelASIC Communications	23.5	3	7
Other	n/a	7	9

		139	136
Other investments		10	10

Total		$149	$146

In 2001, the Company formed a joint venture, Thales-Raytheon Systems (TRS) that has two major operating subsidiaries, one of which the Company controls and consolidates. TRS is a system of systems integrator and

Notes to Consolidated Financial Statements (Continued)

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

NOTE H: NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following at December 31:

(In millions)	2004	2003
Notes payable at a weighted-average interest rate of 5.63% and 6.25% for December 31, 2004 and 2003	$36	$15
Current portion of long-term debt	480	–

Notes payable and current portion of long-term debt	516	15

Notes due 2005, floating rate, 1.64% at December 31, 2003	–	200
Notes due 2006, 8.20%	–	191
Notes due 2005, 6.30%, not redeemable prior to maturity	123	123
Notes due 2005, 6.50%, not redeemable prior to maturity	357	689
Notes due 2007, 4.50%, redeemable at any time	118	224
Notes due 2007, 6.75%, redeemable at any time	560	924
Notes due 2008, 6.15%, redeemable at any time	309	542
Notes due 2010, 6.00%, redeemable at any time	86	222
Notes due 2010, 6.55%, redeemable at any time	243	244
Notes due 2010, 8.30%, redeemable at any time	398	398
Notes due 2011, 4.85%, redeemable at any time	449	496
Notes due 2012, 5.50%, redeemable at any time	329	346
Notes due 2013, 5.375%, redeemable at any time	341	419
Debentures due 2018, 6.40%, redeemable at any time	337	372
Debentures due 2018, 6.75%, redeemable at any time	249	249
Debentures due 2025, 7.375%, redeemable after 2005	192	205
Debentures due 2027, 7.20%, redeemable at any time	360	359
Debentures due 2028, 7.00%, redeemable at any time	184	184
Other notes with varying interest rates	74	130
Less installments due within one year	(480)	–

Long-term debt	4,229	6,517

Subordinated notes payable	408	859

Total debt issued and outstanding	$5,153	$7,391

Notes to Consolidated Financial Statements (Continued)

The debentures due in 2025 are redeemable at the option of the Company on or after July 15, 2005 at redemption prices no greater than 103 percent of par. The notes and debentures redeemable at any time are at redemption prices equal to the present value of remaining principal and interest payments. Information about the subordinated notes payable is included in Note I, Equity Security Units.

In 2004, the Company repurchased long-term debt with a par value of $1,773 million at a loss of $100 million pretax, which was included in other expense. The Company enters into various interest rate swaps that correspond to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. The $600 million notional value of the interest rate swaps that remained outstanding at December 31, 2004 effectively converted that portion of the Company’s total debt to variable rate debt. The Company has on file a shelf registration with the Securities and Exchange Commission for the issuance of up to $3.0 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts, under which $1.3 billion remained outstanding at December 31, 2004.

In 2001, the Company entered into various interest rate swaps that corresponded to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. In 2002, the Company closed out these interest rate swaps and received proceeds of $95 million which will be amortized over the remaining life of the debt as a reduction of interest expense. The unamortized balance was $14 million and $45 million at December 31, 2004 and 2003, respectively.

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

The principal amounts of long-term debt were reduced by debt issue discounts of $81 million and $102 million at December 31, 2004 and 2003, respectively and interest rate hedging costs of $54 million and $105 million, at December 31, 2004 and 2003, respectively, on the date of issuance, and are reflected as follows at December 31:

(In millions)	2004	2003
Principal	$4,765	$6,593
Unamortized issue discounts	(30)	(41)
Unamortized interest rate hedging costs	(26)	(35)
Installments due within one year	(480)	–

Total	$4,229	$6,517

Notes to Consolidated Financial Statements (Continued)

The aggregate amounts of installments due on long-term debt and subordinated notes payable for the next five years are:

(In millions)
2005	$516
2006	418
2007	679
2008	310
2009	1

The Company’s most restrictive bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, to be at least 3.0 times net interest expense for the prior four quarters. In July 2003, the covenant was amended to exclude pretax charges of $100 million related to RE&C and in October 2003 the covenant was further amended to exclude $226 million of pretax charges related to Network Centric Systems and Technical Services, and $78 million of pretax charges related to RE&C. The Company was in compliance with the interest coverage ratio covenant, as amended, during 2004.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.3 billion at December 31, 2004, consisting of $1.0 billion which matures in May 2005 and $1.3 billion which matures in 2006. The lines of credit were $2.7 billion at December 31, 2003. There were no borrowings under the lines of credit at December 31, 2004, however, the Company had approximately $100 million of outstanding letters of credit which effectively reduced the Company’s borrowing capacity under the lines of credit to $2.2 billion. There were no borrowings under the lines of credit at December 31, 2003.

Uncommitted credit lines with banks are also maintained by certain foreign subsidiaries to provide them with a limited amount of short-term liquidity. These lines of credit were $91 million and $99 million at December 31, 2004 and 2003, respectively. There were no amounts outstanding under these lines of credit at December 31, 2004. There was $1 million outstanding under these lines of credit at December 31, 2003. Compensating balance arrangements are not material.

Total cash paid for interest on notes payable and long-term debt was $396 million, $515 million, and $522 million in 2004, 2003, and 2002, respectively, including amounts classified as discontinued operations.

NOTE I: EQUITY SECURITY UNITS

In 2001, the Company issued 17,250,000, 8.25%, $50 par value equity security units. Each equity security unit consisted of a contract to purchase shares of the Company’s common stock on May 15, 2004 and a mandatorily redeemable equity security with a stated liquidation amount of $50 due on May 15, 2006.

In 2004, in accordance with the terms of the equity security units, the Company received proceeds of $863 million and issued 27.0 million shares of common stock. The contract required a quarterly distribution, which was recorded as a reduction to additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. Cash paid for the quarterly distribution on the contract was $4 million in 2004 and $11 million in 2003 and 2002. The mandatorily redeemable equity security represents preferred stock of RC Trust I (RCTI), a subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note. The subordinated notes payable have the same terms as the mandatorily redeemable equity security and represent an undivided interest in the assets of RCTI, a Delaware business trust formed for the purpose of issuing these securities

Notes to Consolidated Financial Statements (Continued)

and whose assets consist solely of subordinated notes receivable issued by the Company. RCTI is considered to be a variable interest entity and because the preferred stock was a part of the equity security units issued by the Company, the Company is not considered the primary beneficiary of RCTI. As a result, RCTI is not consolidated by the Company. The Company has a $27 million investment in RCTI which represents all of the common stock of RCTI and is included in other noncurrent assets. The Company owes $27 million to RCTI (included in subordinated notes payable) in connection with this investment.

The subordinated notes payable paid a quarterly distribution, which was included in interest expense, of 7.0% per year. The terms of the equity security units required that the mandatorily redeemable equity securities be remarketed. On February 11, 2004, the mandatorily redeemable equity securities were remarketed and the quarterly distribution rate on the mandatorily redeemable equity securities and the subordinated notes payable were reset at 7.0%. Neither the Company nor RCTI received any proceeds from the remarketing. The proceeds were pledged to collateralize the holders’ obligations under the contract to purchase the Company’s common stock on May 15, 2004.

In 2004, subordinated notes payable with a par value of $481 million were repurchased at a loss of $32 million pretax, which was included in other expense.

Cash paid for the quarterly distribution on the subordinated notes payable was $47 million in 2004 and $60 million in 2003 and 2002.

NOTE J: STOCKHOLDERS’ EQUITY

The changes in shares of common stock outstanding were as follows:

(In thousands)
Balance at December 31, 2001	395,432
Issuance of common stock	9,218
Common stock plan activity	3,638
Treasury stock activity	(79)

Balance at December 31, 2002	408,209
Issuance of common stock	8,977
Common stock plan activity	1,021
Treasury stock activity	(71)

Balance at December 31, 2003	418,136
Issuance of common stock	29,472
Common stock plan activity	5,715
Treasury stock activity	(227)

Balance at December 31, 2004	453,096

The Company issued 2,325,000; 6,486,000; and 5,100,000 shares of common stock in 2004, 2003, and 2002 respectively, to fund the Company Match and Company Contributions, as described in Note N, Pension and Other Employee Benefits. In addition, employee-directed 401(k) plan purchases (Employee Contributions) of the Company stock fund were funded through the issuance of 134,000; 2,491,000; and 4,118,000 shares of common stock in 2004, 2003, and 2002, respectively.

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Notes to Consolidated Financial Statements (Continued)

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In thousands)	2004	2003	2002
Average common shares outstanding for basic EPS	438,149	412,686	401,444
Dilutive effect of stock options, restricted stock, LTPP, and equity security units	4,052	2,743	6,587

Shares for diluted EPS	442,201	415,429	408,031

Stock options to purchase 18.7 million, 30.6 million, and 23.7 million shares of common stock outstanding at December 31, 2004, 2003, and 2002, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company’s common stock during the respective years.

Stock options to purchase 19.5 million, 15.3 million, and 17.9 million shares of common stock outstanding at December 31, 2004, 2003, and 2002, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options and restricted stock in the table above.

In November 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s common stock. Purchases may take place from time to time at the Company’s discretion depending on market conditions. There were no shares repurchased under this program during 2004.

The Board of Directors is authorized to issue up to 200,000,000 shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by the Board of Directors.

NOTE K: FEDERAL AND FOREIGN INCOME TAXES

The provision for federal and foreign income taxes consisted of the following:

(In millions)	2004	2003	2002
Current income tax expense
Federal	$138	$130	$51
Foreign	7	3	5
Deferred income tax (benefit) expense
Federal	(5)	94	243
Foreign	–	–	21

Total	$140	$227	$320

The provision (benefit) for state income taxes of $6 million, $(1) million, and $15 million in 2004, 2003, and 2002, respectively, was included in administrative and selling expenses as these costs can generally be recovered through the pricing of products and services to the U.S. government in the period for which the tax is payable. Accordingly, the deferred state income tax provision (benefit), which is not material, will be allocated to contracts in future periods as they are realized.

The provision for income taxes differs from the U.S. statutory rate due to the following:

	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax credit benefit	(5.5)	–	–
Extraterritorial income exclusion/foreign sales corporation tax benefit	(3.4)	(3.1)	(3.5)
ESOP dividend deduction benefit	(2.3)	(1.7)	(1.1)
Research and development tax credit	(0.9)	(0.8)	(1.0)
Other, net	1.3	0.4	0.3

Effective tax rate	24.2%	29.8%	29.7%

Notes to Consolidated Financial Statements (Continued)

In 2004, 2003, and 2002, domestic income (loss) before taxes was $559 million, $493 million, and $(12) million, respectively, and foreign income before taxes was $20 million, $8 million, and $75 million, respectively. Income reported for federal and foreign tax purposes differs from pretax accounting income due to differences between U.S. Internal Revenue Code or foreign tax law requirements and the Company’s accounting practices. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. Net cash (payments) refunds were $(5) million, $(13) million, and $145 million in 2004, 2003, and 2002, respectively.

The American Jobs Creation Act of 2004, (the “Act”) was enacted on October 22, 2004. The Act repealed and provided transitional relief for the exclusion of extraterritorial income for transactions after December 31, 2004. The Act also provides a deduction for income derived from qualifying domestic production activities; the deduction is phased in over a 5 year period at rates of 3% in years 2005 and 2006, 6% in years 2007, 2008, and 2009 and 9% thereafter. The Company anticipates a significant tax benefit from this provision. The Act also extended the carryover period for foreign tax credits from 5 to 10 years and reinstated the research and development tax credit. The Company recorded a tax benefit of $42 million in 2004 related to the extension of the carryover period.

Deferred federal and foreign income taxes consisted of the following at December 31:

(In millions)	2004	2003
Current deferred tax assets
Other accrued expenses	$299	$289
Accrued salaries and wages	122	105
Contracts in process and inventories	48	72

Deferred federal and foreign income taxes–current	$469	$466

Noncurrent deferred tax assets (liabilities)
Net operating loss and foreign tax credit carryforwards	$428	$631
Pension benefits	427	310
Other retiree benefits	123	226
Depreciation and amortization	(880)	(703)
Revenue on leases and other	(27)	(127)

Deferred federal and foreign income taxes-noncurrent	$71	$337

There were $3 million and $12 million of taxes refundable included in prepaid expenses and other current assets at December 31, 2004 and 2003, respectively. Federal tax (expenses) benefits related to discontinued operations were $(20) million and $91 million at December 31, 2004 and 2003, respectively, and were included in deferred federal and foreign income taxes in the table above.

At December 31, 2004, the Company had net operating loss carryforwards of $835 million that expire in 2020 through 2023, foreign tax credit carryforwards of $108 million that expire in 2009 through 2014, and research tax credit carryforwards of $31 million that expire in 2018 to 2024. The Company believes it will be able to utilize all of these carryforwards over the next 4 to 5 years.

Notes to Consolidated Financial Statements (Continued)

NOTE L: COMMITMENTS AND CONTINGENCIES

At December 31, 2004, the Company had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2005	$340
2006	263
2007	207
2008	159
2009	107
Thereafter	283

Rent expense in 2004, 2003, and 2002 was $236 million, $223 million, and $245 million, respectively. In the normal course of business, the Company leases equipment, office buildings, and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

At December 31, 2004, the Company had commitments under an agreement to outsource a significant portion of its information technology function requiring minimum annual payments as follows:

(In millions)
2005	$71
2006	68
2007	68
2008	68
2009	68
Thereafter	–

In connection with certain aircraft sales, the Company has offered trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft from the Company. The difference between the value of these trade-in incentives, the majority of which expire by the end of 2006, and the current estimated fair value of the underlying aircraft was approximately $4 million at December 31, 2004. There is a high degree of uncertainty inherent in the assessment of the likelihood and value of trade-in commitments.

The Company self-insures for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $50 million annually. Insurance is purchased from third parties to cover excess aggregate liability exposure from $50 million to $1.25 billion. This coverage also includes the excess of liability over $10 million per occurrence. The aircraft product liability reserve was $38 million and $33 million at December 31, 2004 and 2003, respectively.

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $130 million. Discounted at a weighted-average risk-free rate of 5.8 percent, the Company estimates the liability to be $92 million before U.S. government recovery and had this amount accrued at December 31, 2004. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The

Notes to Consolidated Financial Statements (Continued)

recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $59 million at December 31, 2004 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Environmental remediation costs expected to be incurred are:

(In millions)
2005	$34
2006	14
2007	10
2008	9
2009	8
Thereafter	55

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, advance payment, and certain financial obligations. Approximately $294 million, $827 million, and $250 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at December 31, 2004, respectively and $354 million, $890 million, and $389 million were outstanding at December 31, 2003, respectively. These instruments expire on various dates through 2015. At December 31, 2004, the amount of guarantees, letters of credit, and surety bonds, for which there were stated values, that remained outstanding was $94 million, $9 million, and $234 million, respectively, related to discontinued operations and are included in the numbers above compared to $99 million, $146 million, and $283 million, respectively, at December 31, 2003. Additional guarantees of project performance for which there is no stated value also remain outstanding.

At December 31, 2004, RAC had unconditional purchase obligations of $40 million primarily related to component parts for the Horizon aircraft with varying purchase quantities for up to 200 aircraft. In addition, the Company’s defense businesses may enter into purchase commitments which can generally be recovered through the pricing of products and services to the U.S. government. These unconditional purchase obligations are not included in the table above.

In 2001, the Company formed a joint venture, Thales-Raytheon Systems (TRS), described in Note G, Other Assets. The Company has guaranteed TRS-related borrowings of up to $34 million under which $12 million was outstanding at December 31, 2004. The Company has also entered into other joint ventures, also described in Note G, Other Assets. TRS and the other joint ventures, in the normal course of business, have banks issue letters of credit and guarantees related to project performance and other contractual obligations. While the Company expects these joint ventures to satisfy their loan, project performance, and other contractual obligations, their failure to do so may result in a future obligation for the Company.

Notes to Consolidated Financial Statements (Continued)

In 1997, the Company provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by the Company’s Network Centric Systems segment.

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

In May 2004, without admitting any liability or wrongdoing, the Company reached an agreement to settle a securities class action lawsuit originally filed in 1999 on behalf of the Company and all individual defendants. The terms of the settlement include a cash payment of $210 million and the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants which is expected to occur in 2005. In December 2004, the court approved the settlement, resolving all claims asserted against the Company and the individual defendants. In connection with the settlement, the Company recorded a charge of $329 million, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement. The charge for the settlement will be revised in future quarters to reflect changes in the fair value of the warrants after they are issued. In 2004, the Company paid $210 million into escrow in connection with the settlement.

In July 2004, without admitting any liability or wrongdoing, the Company and the individual defendants reached a tentative agreement to settle a derivative action related to the class action lawsuit described above. The settlement, which is subject to court approval, will resolve all claims in the case and is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2001, a class action lawsuit was filed on behalf of all purchasers of common stock or senior notes of WGI during the class period of April 17, 2000 through March 1, 2001 (the “WGI Complaint”). The plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed in October 2001 alleging similar claims. The Company and the individual defendants filed a motion seeking to dismiss the action in November 2001. In April 2002, the motion to dismiss was denied. In September 2002, the defendants filed an answer to the amended complaint and discovery is proceeding. In April 2003, the court conditionally certified the class and defined the class period as that between April 17, 2000 and March 2, 2001, inclusive.

Notes to Consolidated Financial Statements (Continued)

In July 2001, the Company was named as a nominal defendant and all of its directors at the time were named as defendants in two identical purported derivative lawsuits. These lawsuits were consolidated into one action (the “Consolidated Amended Derivative Complaint”) in January 2004 and contain allegations similar to those included in the WGI Complaint and further allege that the individual defendants breached fiduciary duties to the Company and failed to maintain systems necessary for prudent management and control of the Company’s operations. In March 2004, the defendants filed a motion to dismiss the Consolidated Amended Derivative Complaint. In November 2004, without admitting any liability or wrongdoing, the individual defendants and the Company reached a tentative agreement to settle this derivative action. The settlement, which is subject to court approval, will resolve all claims in the case and is not expected to have a material effect on the Company’s financial position or results of operations.

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

Although the Company believes that it and the other defendants have meritorious defenses to each and all of the aforementioned class action and derivative complaints and intends, except as to tentative settlements noted above, to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company’s financial position and results of operations. Other than the matters noted above as to which tentative settlements have been reached, the Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits, except as noted above.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE M: EMPLOYEE STOCK PLANS

The 2001 Stock Plan and 1995 Stock Option Plan provide for the grant of both incentive and nonqualified stock options at an exercise price which is not less than 100 percent of the fair value on the date of grant. The 1991 Stock Plan provided for the grant of incentive stock options at an exercise price which was 100 percent of the fair value on the date of grant and nonqualified stock options at an exercise price which may have been less than the fair value on the date of grant. The 1976 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price which was 100 percent of the fair value on the date of grant. No further grants are allowed under the 1991 Stock Plan and 1976 Stock Option Plan. All of these plans were approved by the Company’s stockholders.

Notes to Consolidated Financial Statements (Continued)

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

Any awards of common stock under the Company’s LTPP will be made from the 2001 Stock Plan. The 2004 through 2006 LTPP performance goals, which are independent of each other and equally weighted, are based on two metrics: free cash flow over the three-year period and total shareholder return relative to a peer group over the three-year period. The ultimate award, which is determined at the end of the three-year period, can range from zero to 200 percent of the aggregate target award of 592,500 shares as of December 31, 2004. The amount of compensation expense recorded was $8 million in 2004.

The 2001 Stock Plan also provides for the award of restricted stock and restricted units. The 2001 Stock Plan also provides for the award of stock appreciation rights. The 1997 Nonemployee Directors Restricted Stock Plan provides for the award of restricted stock to nonemployee directors. Restricted stock, restricted unit, and stock appreciation rights awards are determined by the MDCC and are compensatory in nature. Restricted stock, restricted units, and stock appreciation rights vest over a specified period of time as determined by the MDCC, generally 4 years. Restricted stock awards entitle the recipient to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

No further grants are allowed under the 2001 Stock Plan, 1997 Nonemployee Directors Restricted Stock Plan, and 1995 Stock Option Plan after January 31, 2011, November 25, 2006, and March 21, 2005, respectively.

Awards of 1,875,600; 314,800; and 201,800 shares of restricted stock were made to employees and directors at a weighted-average fair value at the grant date of $35.08, $30.02, and $32.62 in 2004, 2003, and 2002, respectively. The required conditions for 446,100; 200,100; and 428,600 shares of restricted stock and restricted units were satisfied during 2004, 2003, and 2002, respectively. There were 122,900; 13,000; and 183,500 shares of restricted stock forfeited during 2004, 2003, and 2002, respectively. There were 2,247,300; 940,600; and 837,600 shares of restricted stock and restricted units outstanding at December 31, 2004, 2003, and 2002, respectively. The amount of compensation expense recorded was $16 million, $8 million, and $7 million in 2004, 2003, and 2002, respectively.

There were 46.6 million, 53.2 million, and 59.2 million additional shares of common stock (including shares held in treasury) authorized for stock option, restricted stock, and restricted unit awards at December 31, 2004, 2003, and 2002, respectively.

Notes to Consolidated Financial Statements (Continued)

Stock option information for 2004, 2003, and 2002 follows:

(Share amounts in thousands)	Shares	Weighted- Average Option Price
Outstanding at December 31, 2001	39,197	$39.38
Granted	10,049	42.04
Exercised	(3,575)	22.89
Expired	(3,527)	44.35

Outstanding at December 31, 2002	42,144	40.99
Granted	7,256	31.01
Exercised	(675)	30.96
Expired	(2,639)	46.19

Outstanding at December 31, 2003	46,086	39.27
Granted	609	33.71
Exercised	(3,825)	34.77
Expired	(4,726)	39.46

Outstanding at December 31, 2004	38,144	$39.61

The following tables summarize information about stock options outstanding and exercisable at December 31, 2004:

(Share amounts in thousands)	Options Outstanding
Exercise Price Range	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$18.19 to $29.92	12,172	6.1 years	$25.79
$30.00 to $39.21	8,750	7.4 years	$32.71
$40.13 to $48.97	7,961	7.1 years	$44.63
$51.06 to $59.44	5,579	2.9 years	$54.33
$67.66 to $73.78	3,682	4.5 years	$68.50

Total	38,144

(Share amounts in thousands)	Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price
$18.19 to $29.92	11,213	$25.49
$30.00 to $39.21	3,880	$33.70
$40.13 to $48.97	5,638	$44.72
$51.06 to $59.44	5,579	$54.33
$67.66 to $73.78	3,682	$68.50

Total	29,992

Shares exercisable at the corresponding weighted-average exercise price at December 31, 2004, 2003, and 2002, were 30.0 million at $40.81, 30.1 million at $41.49, and 24.8 million at $45.06, respectively.

Notes to Consolidated Financial Statements (Continued)

NOTE N: PENSION AND OTHER EMPLOYEE BENEFITS

The Company has pension plans covering the majority of its employees, including certain employees in foreign countries (Pension Benefits). In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits). Substantially all of the Company’s U.S. employees may become eligible for the Other Benefits. Effective January 1, 2004, the Company changed the measurement date for its Pension Benefits and Other Benefits plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle was a gain of $53 million pretax for Pension Benefits and a gain of $10 million pretax for Other Benefits. Using the Company’s year end as the measurement date for Pension Benefits and Other Benefit plans more appropriately reflects the plans’ financial status for the years then ended. In 2004, the total cumulative effect of the change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.09 per basic and diluted share.

The following adjusts reported income from continuing operations and basic and diluted earnings per share (EPS) from continuing operations as if the change in accounting principle had been applied prior to the periods presented:

(In millions, except per share amounts}	2004	2003	2002
Reported income from continuing operations	$439	$535	$756
Change in accounting principle, net of tax	–	(68)	7

Adjusted income from continuing operations	$439	$467	$763

Reported basic EPS from continuing operations	$1.00	$1.30	$1.88
Change in accounting principle, net of tax	–	(0.17)	0.02

Adjusted basic EPS from continuing operations	$1.00	$1.13	$1.90

Reported diluted EPS from continuing operations	$0.99	$1.29	$1.85
Change in accounting principle, net of tax	–	(0.17)	0.02

Adjusted diluted EPS from continuing operations	$0.99	$1.12	$1.87

The following adjusts reported net income (loss) and basic and diluted earnings (loss) per share (EPS) as if the change in accounting principle had been applied prior to the periods presented:
(In millions, except per share amounts)	2004	2003	2002
Reported net income (loss)	$417	$365	$(640)
Change in accounting principle, net of tax	(41)	(68)	7

Adjusted net income (loss)	$376	$297	$(633)

Reported basic EPS	$0.95	$0.88	$(1.59)
Change in accounting principle, net of tax	(0.09)	(0.16)	0.02

Adjusted basic EPS	$0.86	$0.72	$(1.57)

Reported diluted EPS	$0.94	$0.88	$(1.57)
Change in accounting principle, net of tax	(0.09)	(0.16)	0.02

Adjusted diluted EPS	$0.85	$0.72	$(1.55)

Notes to Consolidated Financial Statements (Continued)

The strategic asset allocation of the Company’s domestic Pension Benefits and Other Benefits plans is diversified with an average and moderate level of risk consisting of investments in equity securities (including domestic and international equities and the Company’s common stock), debt securities, real estate, and other areas such as private equity and cash. The Company seeks to produce a return on investment over the long-term commensurate with levels of investment risk which are prudent and reasonable given the prevailing capital market expectations. Policy range allocations are 50 to 76 percent for equity securities, 20 to 40 percent for debt securities, 2 to 7 percent for real estate, and 2 to 17 percent for other areas. The long-term return on asset assumption for the Company’s domestic Pension Benefits and Other Benefits plans for 2005 is 8.75%. The long-term return on asset assumption for the Company’s domestic Pension Benefits plans was 8.75% in 2004 and 2003 and 9.50% in 2002. The long-term return on asset assumption for the Company’s Other Benefits plans was 7.75% in 2004 and 2003 and 8.50% in 2002. To develop the expected long-term rate of return on asset assumptions, the Company considered the current level of expected returns on risk free investments, the historical level of the risk premium associated with the other asset classes in which the Company has invested domestic Pension Benefits and Other Benefits plan assets, and the expectations for future returns of each asset class. Since the Company’s investment policy is to employ active management strategies in all asset classes, the potential exists to outperform the broader markets, therefore, the expected returns were adjusted upward. The expected return for each asset class was then weighted based on the target asset allocation to develop the long-term return on asset assumptions.

The long-term return on asset assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of the Company’s Pension Benefits plans.

The tables below detail assets by category for the Company’s domestic and foreign Pension Benefits and Other Benefits plans. These assets consist primarily of publicly-traded equity securities and publicly-traded fixed income securities.

Pension Benefits Asset Information	Percent of Plan Assets at
Asset categories	December 31, 2004	October 31, 2003
Equity securities	68%	66%
Debt securities	23	27
Real estate	4	3
Other	5	4

Total	100%	100%

Other Benefits Asset Information	Percent of Plan Assets at
Asset categories	December 31, 2004	October 31, 2003
Equity securities	68%	45%
Debt securities	27	41
Real estate	1	1
Other	4	13

Total	100%	100%

Notes to Consolidated Financial Statements (Continued)

The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s domestic and foreign Pension Benefits and Other Benefits plans.

Change in Benefit Obligation	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003
Benefit obligation at beginning of year	$13,496	$12,023	$1,657	$1,579
Service cost	341	271	16	15
Interest cost	815	799	93	106
Plan participants’ contributions	28	29	–	–
Amendments	7	6	(125)	(46)
Actuarial loss	1,074	1,225	(200)	122
Divestitures/transfers	(14)	–	(1)	–
Foreign exchange	55	52	–	–
Benefits paid	(892)	(909)	(95)	(119)

Benefit obligation at end of year	$14,910	$13,496	$1,345	$1,657

Change in Plan Assets	Pension Benefits		Other Benefits
(In millions)	2004	2003	2004	2003
Fair value of plan assets at beginning of year	$9,986	$9,156	$400	$353
Actual return on plan assets	1,716	1,629	32	25
Divestitures/transfers	(16)	(20)	–	8
Company contributions	415	69	102	133
Plan participants’ contributions	28	29	–	–
Foreign exchange	36	32	–	–
Benefits paid	(892)	(909)	(95)	(119)

Fair value of plan assets at end of year	$11,273	$9,986	$439	$400

The fair value of plan assets for the Company’s domestic and foreign Pension Benefits plans was $10,873 million and $400 million, respectively at December 31, 2004 and $9,661 million and $325 million, respectively, at December 31, 2003.

Funded Status–unrecognized components	Pension Benefits		Other Benefits
(In millions) December 31:	2004	2003	2004	2003
Funded status	$(3,637)	$(3,510)	$(906)	$(1,257)
Unrecognized actuarial loss	5,126	5,265	556	797
Unrecognized transition obligation	–	–	48	160
Unrecognized prior service cost	158	170	(328)	(348)

Prepaid (accrued) benefit cost	$1,647	$1,925	$(630)	$(648)

The table above reconciles the difference between the benefit obligation and the fair value of plan assets to the amounts recorded on the Company’s balance sheet due to certain items that are amortized over future periods rather than recognized in the current period.

Notes to Consolidated Financial Statements (Continued)

Funded Status – amounts recognized on the Balance Sheet	Pension Benefits		Other Benefits
(In millions) December 31:	2004	2003	2004	2003
Prepaid benefit cost	$664	$669	$50	$34
Accrued benefit liability	(2,317)	(2,378)	(680)	(682)
Intangible asset	186	199	–	–
Accumulated other comprehensive income	3,114	3,435	–	–

Prepaid (accrued) benefit cost	$1,647	$1,925	$(630)	$(648)

Weighted-Average Year-End Benefit Obligation Assumptions	Pension Benefits		Other Benefits
December 31:	2004	2003	2004	2003
Discount rate	5.74%	6.22%	5.75%	6.25%
Rate of compensation increase	4.49%	4.49%	4.50%	4.50%
Health care trend rate in the next year			12.50%	13.50%
Gradually declining to an ultimate trend rate of			5.00%	5.75%
Year that the rate reaches the ultimate trend rate			2015	2014

The Company’s foreign Pension Benefits plan assumptions have been included in the table above.

The tables below outline the components of net periodic benefit cost and related actuarial assumptions of the Company’s domestic and foreign Pension Benefits and Other Benefits plans.

Components of Net Periodic Benefit Cost	Pension Benefits
(In millions)	2004	2003	2002
Service cost	$341	$271	$279
Interest cost	815	799	792
Expected return on plan assets	(862)	(970)	(1,194)
Amortization of transition asset	–	–	(4)
Amortization of prior service cost	19	19	20
Recognized net actuarial loss	425	196	20
Loss due to curtailments/settlements	–	–	9

Net periodic benefit cost (income)	$738	$315	$(78)

Net periodic benefit cost (income) also includes expense from foreign Pension Benefits plans of $32 million in 2004, $20 million in 2003, and $11 million in 2002. Net periodic benefit costs (income) includes expense from discontinued operations, including curtailments, of $9 million in 2002.

Components of Net Periodic Benefit Cost	Other Benefits
(In millions)	2004	2003	2002
Service cost	$16	$15	$21
Interest cost	93	106	105
Expected return on plan assets	(30)	(26)	(30)
Amortization of transition obligation	18	25	25
Amortization of prior service cost	(51)	(45)	–
Recognized net actuarial loss	48	41	9
Gain due to curtailments/settlements	–	–	(47)

Net periodic benefit cost	$94	$116	$83

Notes to Consolidated Financial Statements (Continued)

Net periodic benefit cost includes income from discontinued operations, including curtailments, of $47 million in 2002.

Weighted-Average Net Periodic Benefit Cost Assumptions	Pension Benefits
	2004	2003	2002
Discount rate	6.22%	6.95%	7.21%
Expected return on plan assets	8.67%	8.67%	9.43%
Rate of compensation increase	4.49%	4.46%	4.47%

Weighted-Average Net Periodic Benefit Cost Assumptions	Other Benefits
	2004	2003	2002
Discount rate	6.25%	7.00%	7.25%
Expected return on plan assets	7.75%	7.75%	8.50%
Rate of compensation increase	4.50%	4.50%	4.50%
Health care trend rate in the next year	13.50%	13.50%	11.00%
Gradually declining to an ultimate trend rate of	5.75%	5.75%	5.00%
Year that the rate reaches ultimate trend rate	2014	2013	2010

The effect of a one percent increase or (decrease) in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is $8 million or $(7) million, respectively, and for the accumulated postretirement benefit obligation is $55 million or $(48) million, respectively.

The projected benefit obligation and fair value of plan assets for Pension Benefits plans with projected benefit obligations in excess of plan assets were $13,763 million and $9,900 million, respectively, at December 31, 2004, and $12,409 million and $8,749 million, respectively, at December 31, 2003.

The accumulated benefit obligation and fair value of plan assets for Pension Benefits plans with accumulated benefit obligations in excess of plan assets were $12,198 million and $9,878 million, respectively, at December 31, 2004 and $11,118 million and $8,731 million, respectively, at December 31, 2003. The accumulated benefit obligation for all Pension Benefits plans was $13,314 million and $12,184 million at December 31, 2004 and 2003, respectively.

The Company expects total contributions (required and discretionary) to the Pension Benefits and Other Benefits plans to be approximately $515 million and $105 million, respectively, in 2005.

The table below reflects the total Pension Benefits expected to be paid from the plans or from the Company’s assets, including both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefits payments reflect the Company’s portion only.

	Pension Benefits	Other Benefits
2005	$863	$111
2006	850	97
2007	861	98
2008	876	98
2009	876	100
2010-2014	4,512	514

Notes to Consolidated Financial Statements (Continued)

The Company also maintains additional contractual pension benefits agreements for its top executive officers. The Company’s benefit obligation of $22 million at December 31, 2004 has been accrued.

On December 8, 2003, Medicare reform legislation (the “Legislation”) was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. The Company’s net periodic benefit cost was reduced by $3 million in 2004 to reflect the impact of the Legislation in accordance with FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The reduction in the accumulated postretirement benefit obligation as a result of the Legislation was $45 million.

Effective July 1, 2004, the Company amended its Other Benefits plans to coordinate the Company’s retiree prescription drug coverage with the Legislation beginning in 2006. The amendment eliminated the plans’ eligibility for the federal subsidies provided under the Legislation, as described above. The effect of the amendment on the Company’s net periodic benefit cost was a $15 million decrease in 2004. The reduction in the accumulated postretirement benefit obligation as a result of the plan amendment was $125 million.

The Company maintains an employee stock ownership plan (ESOP) which includes the Company’s 401(k) plan (defined contribution plan), under which covered employees are allowed to contribute up to a specific percentage of their pay. The Company matches the employee’s contribution, up to a maximum of generally between three and four percent of the employee’s pay, by making a contribution to the Company stock fund (Company Match). Total expense for the Company Match was $180 million, $159 million, and $166 million in 2004, 2003, and 2002, respectively, including expense from discontinued operations of $2 million in 2002. Effective January 1, 2005, the Company Match will be invested in the same way as employee contributions.

The Company also makes an annual contribution to the Company stock fund of approximately one-half of one percent of salaries and wages, subject to certain limitations, of most U.S. salaried and hourly employees (Company Contributions). Total expense for the Company Contributions was $25 million, $25 million, and $26 million and the number of shares allocated to participant accounts was 813,000, 884,000, and 640,000 in 2004, 2003, and 2002, respectively. Effective January 1, 2005, the Company will no longer make this contribution. The contribution for 2004 is expected to be made in March 2005.

The Company funded a portion of the Company Match and Company Contributions in 2004, 2003, and 2002 through the issuance of common stock.

At December 31, 2004, there was a total of $8.8 billion invested in the Company’s defined contribution plan. At December 31, 2004, there was a total of $1.9 billion invested in the Company stock fund consisting of $638 million of Company Match which must remain invested in the Company stock fund for five years from the year in which the contribution was made or the year in which the employee reaches age 55, whichever is earlier; $279 million of Company Contributions which must remain invested in the Company stock fund until the employee reaches age 55 and completes 10 years of service; and $964 million over which there are no restrictions.

NOTE O: BUSINESS SEGMENT REPORTING

Reportable segments have been determined based upon product lines and include the following: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, Technical Services, Aircraft, and Other which is comprised of Flight Options LLC, Raytheon Airline Aviation Services LLC, and Raytheon Professional Services LLC.

Notes to Consolidated Financial Statements (Continued)

Integrated Defense Systems provides mission systems integration for the air, surface, and subsurface battlespace.

Intelligence and Information Systems provides signal and image processing, geospatial intelligence, airborne and spaceborne command and control, ground engineering support, and weather and environmental management.

Missile Systems provides air-to-air, precision strike, surface Navy air defense, and land combat missiles, guided projectiles, kinetic kill vehicles, and directed energy weapons.

Network Centric Systems provides network centric solutions to integrate sensors, communications, and command and control to manage the battlespace.

Space and Airborne Systems provides electro-optical/infrared sensors, airborne radars, solid state high energy lasers, precision guidance systems, electronic warfare systems, and space-qualified systems for civil and military applications.

Technical Services provides technical, scientific, and professional services for defense, federal, and commercial customers worldwide.

Raytheon Aircraft Company designs, manufactures, markets, and supports business jets, turboprops, and piston-powered aircraft for the world’s commercial, fractional ownership, and military aircraft markets.

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

Segment financial results were as follows:

Net Sales (In millions)	2004	2003	2002
Integrated Defense Systems	$3,456	$2,864	$2,366
Intelligence and Information Systems	2,215	2,045	1,887
Missile Systems	3,844	3,538	3,038
Network Centric Systems	3,113	2,809	3,091
Space and Airborne Systems	4,068	3,677	3,243
Technical Services	2,075	1,963	2,133
Aircraft	2,421	2,088	2,040
Other	675	573	210
Corporate and Eliminations	(1,622)	(1,448)	(1,248)

Total	$20,245	$18,109	$16,760

Intersegment sales in 2004, 2003, and 2002, respectively, were $133 million, $140 million, and $103 million for Integrated Defense Systems, $38 million, $52 million, and $35 million for Intelligence and Information Systems, $16 million, $7 million, and $1 million for Missile Systems, $444 million, $316 million, and $218 million for Network Centric Systems, $428 million, $402 million, and $298 million for Space and Airborne Systems, $562 million, $529 million, and $590 million for Technical Services, and $1 million, $2 million, and $3 million for Aircraft. Aircraft net sales did not include Intersegment aircraft, parts, and service sales to Flight Options of $151 million and $106 million in 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (Continued)

Operating Income (In millions)	2004	2003	2002
Integrated Defense Systems	$417	$331	$289
Intelligence and Information Systems	198	194	180
Missile Systems	436	424	373
Network Centric Systems	274	19	278
Space and Airborne Systems	568	492	428
Technical Services	151	107	116
Aircraft	63	2	(39)
Other	(40)	(34)	(12)
FAS/CAS Pension Adjustment	(474)	(109)	210
Corporate and Eliminations	(205)	(110)	(40)

Total	$1,388	$1,316	$1,783

Aircraft operating income does not include profit on intersegment aircraft sales to Flight Options until the underlying aircraft has been sold by Flight Options.

Free Cash Flow (In millions)	2004	2003	2002
Integrated Defense Systems	$399	$318	$194
Intelligence and Information Systems	152	88	121
Missile Systems	285	244	176
Network Centric Systems	240	115	88
Space and Airborne Systems	237	365	153
Technical Services	69	104	174
Aircraft	134	20	24
Other	(83)	(55)	(61)
Corporate	22	377	770

Total	$1,455	$1,576	$1,639

Corporate free cash flow includes the difference between amounts charged to the segments for interest and taxes on an intercompany basis and the amounts actually paid by the Company.

Capital Expenditures (In millions)	2004	2003	2002
Integrated Defense Systems	$61	$67	$71
Intelligence and Information Systems	29	25	30
Missile Systems	47	76	44
Network Centric Systems	61	55	76
Space and Airborne Systems	77	106	116
Technical Services	16	12	20
Aircraft	46	57	81
Other	20	1	–
Corporate	6	29	20

Total	$363	$428	$458

Notes to Consolidated Financial Statements (Continued)

Depreciation and Amortization (In millions)	2004	2003	2002
Integrated Defense Systems	$57	$53	$47
Intelligence and Information Systems	28	29	27
Missile Systems	46	48	47
Network Centric Systems	62	62	62
Space and Airborne Systems	81	68	66
Technical Services	12	11	10
Aircraft	85	91	88
Other	22	16	12
Corporate	41	15	5

Total	$434	$393	$364

Identifiable Assets (In millions) December 31:	2004	2003
Integrated Defense Systems	$1,756	$1,814
Intelligence and Information Systems	1,881	1,922
Missile Systems	4,598	4,486
Network Centric Systems	3,764	3,832
Space and Airborne Systems	4,223	4,074
Technical Services	1,405	1,359
Aircraft	2,327	2,710
Other	1,235	935
Corporate	2,945	3,017
Discontinued Operations	19	59

Total	$24,153	$24,208

Operations by Geographic Areas (In millions)	United States	Outside United States (Principally Europe)	Total
Net sales
2004	$17,925	$2,320	$20,245
2003	15,718	2,391	18,109
2002	14,155	2,605	16,760

Long-lived assets at
December 31, 2004	$5,195	$318	$5,513
December 31, 2003	5,381	223	5,604

The country of destination was used to attribute sales to either United States or Outside United States (excluding foreign military sales). Sales to major customers in 2004, 2003, and 2002 were: U.S. government, including foreign military sales, $14,973 million, $13,436 million, and $12,255 million, respectively, including U.S. Department of Defense, $13,616 million, $11,766 million, and $10,406 million, respectively.

The following table reconciles free cash flow to net cash provided by operating activities from continuing operations:

(In millions)	2004	2003	2002
Free cash flow	$1,455	$1,576	$1,639
Plus (less): Expenditures for property, plant, and equipment	363	428	458
Capitalized expenditures for internal use software	103	98	138
Financing receivables activity at Aircraft	193	465	(1,388)

Net cash provided by operating activities from continuing operations	$2,114	$2,567	$847

Notes to Consolidated Financial Statements (Continued)

NOTE P: QUARTERLY OPERATING RESULTS (UNAUDITED)

(In millions except per share amounts and stock prices)
2004	First	Second	Third	Fourth
Net sales	$4,676	$4,929	$4,936	$5,704
Gross margin	692	824	819	977
Income (loss) from continuing operations	101	(94)	186	246
Income (loss) before accounting change	87	(108)	152	245
Net income (loss)	128	(108)	152	245
Earnings (loss) per share from continuing operations
Basic	$0.24	$(0.22)	$0.41	$0.55
Diluted	0.24	(0.22)	0.41	0.54
Earnings (loss) per share before accounting change
Basic	0.21	(0.25)	0.34	0.54
Diluted	0.21	(0.25)	0.34	0.54
Earnings (loss) per share
Basic	0.31	(0.25)	0.34	0.54
Diluted	0.30	(0.25)	0.34	0.54
Cash dividends per share
Declared	0.20	0.20	0.20	0.20
Paid	0.20	0.20	0.20	0.20
Common stock prices
High	$32.35	$35.48	$37.17	$41.89
Low	29.28	30.73	31.91	34.84

2003	First	Second	Third	Fourth
Net sales	$4,201	$4,429	$4,378	$5,101
Gross margin	721	859	602	927
Income from continuing operations	111	186	21	217
Net income (loss)	95	100	(35)	205
Earnings per share from continuing operations
Basic	$0.27	$0.45	$0.05	$0.52
Diluted	0.27	0.45	0.05	0.52
Earnings (loss) per share
Basic	0.23	0.24	(0.08)	0.49
Diluted	0.23	0.24	(0.08)	0.49
Cash dividends per share
Declared	0.20	0.20	0.20	0.20
Paid	0.20	0.20	0.20	0.20
Common stock prices
High	$32.09	$33.69	$33.97	$30.24
Low	24.31	27.15	27.74	25.45

Note: Earnings per share are computed independently for each of the quarters presented, therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Notes to Consolidated Financial Statements (Continued)

NOTE Q: FINANCIAL INSTRUMENTS

At December 31, 2004, the Company recorded forward exchange contracts designated as cash flow hedges at their fair value. Unrealized gains of $106 million were included in noncurrent assets and unrealized losses of $50 million were included in current liabilities. The offset was included in other comprehensive income, net of tax, of which approximately $14 million of net unrealized gains are expected to be reclassified to earnings over the next twelve months as the underlying transactions mature. Gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying assets or liabilities being hedged. The maturity dates of the forward exchange contracts outstanding at December 31, 2004 extend through 2013. Certain immaterial contracts were not designated as effective hedges and therefore were included in other expense. The amount charged to other expense related to these contracts was less than $1 million in 2004, 2003, and 2002.

The Company enters into interest rate swaps, as described in Note H, Notes Payable and Long-term Debt. These interest rate swaps were designated as fair value hedges. There was no hedge ineffectiveness in 2004, 2003, or 2002.

Major currencies and the approximate amounts associated with foreign exchange contracts consisted of the following at December 31:

	2004		2003
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$566	$354	$485	$210
Canadian Dollars	117	31	95	38
European Euros	77	36	47	31
Australian Dollars	35	13	14	9
Norwegian Kroner	21	10	4	1
Arab Emirates Dirham	9	31	20	45
Swiss Francs	2	18	4	44
All other	4	2	1	–

Total	$831	$495	$670	$378

Buy amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign exchange contracts that do not involve U.S. dollars have been converted to U.S. dollars for disclosure purposes.

Foreign currency forward contracts, used to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts, have maturities at various dates through 2013 as follows: $879 million in 2005, $257 million in 2006, $83 million in 2007, $86 million in 2008, and $21 million thereafter.

Notes to Consolidated Financial Statements (Continued)

NOTE R: OTHER INCOME AND EXPENSE

The components of other expense, net were as follows:

(In millions)	2004	2003	2002
Securities class action lawsuit settlement	$325	–	–
Loss (gain) on repurchases of long-term debt and subordinated notes payable	132	$77	$(2)
Gain on sale of commercial infrared business	(10)	–	–
Gain on sale of aviation support business	(4)	(82)	–
Equity losses related to Flight Options	–	20	16
Loss (gain) on sale of investments	–	7	(4)
Space Imaging charge	–	–	175
Other	(7)	45	52

Total	$436	$67	$237

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

In 2003, the Company sold the remaining interest in its former aviation support business (Raytheon Aerospace) for $97 million and recorded a gain of $82 million. In 2004, the Company resolved a dispute related to the sale and received an additional $4 million. The Company had sold a majority interest in Raytheon Aerospace in 2001 and retained a 26 percent ownership interest that was recorded at zero because the new entity was highly-leveraged.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control Over Financial Reporting – Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm – Management’s assessment of the effectiveness of Raytheon’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls – There were no changes in the Company’s internal control over financial reporting that occurred during 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the directors of the Company is contained in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders under the captions “The Board of Directors and Board Committees” and “Election of Directors” and is incorporated herein by reference. Information regarding the executive officers of the Company is contained in Part I, Item 4(A) of this Form 10-K. Information regarding Section 16(a) compliance is contained in the Company’s definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the Company’s Audit Committee Financial Expert is contained in the Company’s definitive proxy statement under the caption “The Board of Directors and Board Committees” and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all its directors, officers, employees and representatives. Information regarding the Company’s code of ethics is contained in the Company’s definitive proxy statement for the 2005 Meeting of Stockholders under the caption “Corporate Governance – Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.

Item 11. Executive Compensation

This information is contained in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Pension Plans” and “Executive Employment Agreements” and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and for directors and executive officers is contained in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference.

Information regarding shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans is contained in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

This information is contained in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information is contained in the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders under the caption “Independent Auditor: Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules
(1)	The following financial statements of Raytheon Company, supplemental information, and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements for the Year Ended December 31, 2004

Five Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated March 15, 2005 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2004, 2003 and 2002 and on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 is included in Item 8 of this Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 to this report on Form 10-K.

(2)	List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(b)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Raytheon Company Restated Certificate of Incorporation, restated as of April 2, 2002 filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-85648, is hereby incorporated by reference.
3.2	Raytheon Company Amended and Restated By-Laws, as amended through June 25, 2003 filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.
4.1	Indenture relating to Senior Debt Securities dated as of July 3,1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to Former Raytheon’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.
4.2	Indenture relating to Subordinated Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to Former Raytheon’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.
4.3	Supplemental Indenture dated as of December 17, 1997 between Raytheon Company and The Bank of New York, Trustee filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

4.4	Second Supplemental Indenture, dated as of May 9, 2001, between Raytheon Company and the Bank of New York, filed as an exhibit to Raytheon’s Form 8-K, dated May 10, 2001, is hereby incorporated by reference.
4.5	Form of Senior Debt Securities filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.
4.6	Form of Subordinated Debt Securities filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.
4.7	Certificate of Trust of RC Trust I filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.
4.8	Amended and Restated Declaration of Trust of RC Trust I, dated as of May 9, 2001, among Raytheon Company, The Bank of New York as initial Property Trustee, The Bank of New York (Delaware) as initial Delaware Trustee, and the Regular Trustee including the Form of Preferred Security Attached as Exhibit A, filed as an exhibit to Raytheon’s Form 8-K, dated May 10, 2001, is hereby incorporated by reference.
4.9	Certificate of Trust of RC Trust II filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.
4.10	Declaration of Trust of RC Trust II filed as an exhibit to Raytheon’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Raytheon Company 1976 Stock Option Plan, as amended, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.
10.2	Raytheon Company 1991 Stock Plan, as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999, is hereby incorporated by reference.
10.3	Raytheon Company 1995 Stock Option Plan, as amended, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter ended July 4, 1999, is hereby incorporated by reference.
10.4	Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-52535, is hereby incorporated by reference.
10.5	Plan for Granting Stock Options in Substitution for Stock Options Granted by Texas Instruments Incorporated, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.
10.6	Plan for Granting Stock Options in Substitution for Stock Options Granted by Hughes Electronics Corporation filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.
10.7	Raytheon Company 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.
10.8	Raytheon Company Deferral Plan for Directors, filed as an exhibit to Former Raytheon’s Registration Statement on Form S-8, File No. 333-22969, is hereby incorporated by reference.
10.9	Raytheon Excess Savings Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-56117, as amended by Post-Effective Amendment No. 1, File No. 333-52536, is hereby incorporated by reference.
10.10	Raytheon Excess Pension Plan.*
10.11	Raytheon Supplemental Executive Retirement Plan (Revised Appendix A – Participant List).*
10.12	Raytheon Deferred Compensation Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-56117, as amended by Post-Effective Amendment No. 1, File No. 333-52536, is hereby incorporated by reference.

10.13	Form of Raytheon Company Nonqualified Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.
10.14	Form of Raytheon Company Incentive Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.
10.15	Form of Raytheon Company Incentive Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.
10.16	Form of Raytheon Company Nonqualified Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.
10.17	Form of Raytheon Company Restricted Stock Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.
10.18	Form of Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.
10.19	Form of Executive Change in Control Severance Agreement between the Company and each of the following executives (providing for benefits in the event of a qualified termination upon a change in control of three times base salary and bonus): Keith J. Peden, James E. Schuster, Jay B. Stephens, Thomas M. Culligan, Bryan J. Even, Louise L. Francesconi, Michael D. Keebaugh, Jack R. Kelble, Colin Schottlaender, Edward S. Pliner and Daniel L. Smith.*
10.20	Form of Executive Change in Control Severance Agreement between the Company and each of the following executives (providing for benefits in the event of a qualified termination upon a change in control of two times base salary and bonus): Charles E. Franklin, Richard A. Goglia, Rebecca R. Rhoads, Gregory S. Shelton, John D. Harris and Biggs C. Porter.*
10.21	Form of Executive Change in Control Severance Agreement between the Company and William H. Swanson filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference.
10.22	Amendment to Change in Control Severance Agreement between the Company and William H. Swanson filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.
10.23	Letter Agreement between Raytheon Company and William H. Swanson, filed as an exhibit to Raytheon’s Current Report on Form 8-K dated April 24, 2003, is hereby incorporated by reference.
10.24	Transition Agreement between Raytheon Company and Daniel P. Burnham, filed as an exhibit to Raytheon’s Current Report on Form 8-K dated April 24, 2003, is hereby incorporated by reference.
10.25	Employment Agreement between Raytheon Company and Edward S. Pliner, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.
10.26	Employment Agreement between Raytheon Company and Keith J. Peden, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.
10.27	Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, is hereby incorporated by reference.

10.28	Amendment dated October 22, 2003 to the Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.
10.29	Employment Agreement between Raytheon Company and Thomas M. Culligan, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.30	Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.31	Amendment dated November 18, 2002 to Employment Agreement between Raytheon Company and Jay B. Stephens.*
10.32	Amendment to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.
10.33	Transition Agreement between Raytheon Company and Neal E. Minahan dated, December 20, 2002, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002.
10.34	Raytheon Company 2004 Summary of Executive Severance and Executive Perquisites Policy.*
10.35	364 Day Competitive Advance and Revolving Credit Facility dated as of November 24, 2003, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders; filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference.
10.36	First Amendment to 364 Day Competitive Advance and Revolving Credit Facility dated as of June 4, 2004, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, is hereby incorporated by reference.
10.37	Second Amendment to 364 Day Competitive Advance and Revolving Credit Facility dated as of August 13, 2004, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders.*
10.38	Five-Year Competitive Advance and Revolving Credit Facility dated as of November 28, 2001, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.
10.39	First Amendment to the Five-Year Competitive Advance and Revolving Credit Facility dated as of November 28, 2001, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, is hereby incorporated by reference.
10.40	Second Amendment to the Five-Year Competitive Advance and Revolving Credit Facility dated as of November 25, 2002, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.41	Third Amendment to the Five-Year Competitive Advance and Revolving Credit Facility dated as of July 18, 2003, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, is hereby incorporated by reference.
10.42	Fourth Amendment to the Five Year Competitive Advance and Revolving Credit Facility dated as of November 7, 2003, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.
10.43	Fifth Amendment to the Five Year Competitive Advance and Revolving Credit Facility dated as of June 4, 2004, among Raytheon Company, as Borrower, Raytheon Technical Services Company and Raytheon Aircraft Company, as Guarantors, the lenders named therein, and J.P. Morgan Chase Bank as Administrative Agent for the lenders, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, is hereby incorporated by reference.
10.44	Guarantee Agreement, dated as of May 9, 2001, between Raytheon Company and The Bank of New York as initial Guarantee Trustee, filed as an exhibit to Raytheon’s Form 8-K, dated May 10, 2001, is hereby incorporated by reference.
10.45	Settlement Agreement between Raytheon Company, Raytheon Engineers and Constructors International, Inc. and Washington Group International, Inc. dated January 23, 2002, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.
10.46	Fifth Amended and Restated Purchase and Sale Agreement between General Aviation Receivables Corporation, Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Credit Corporation, Receivables Capital Corporation and Bank of America, N.A., dated September 1, 2003, filed as an exhibit to Raytheon’s Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference.
12	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges for the year ended December 31, 2004.*
21	Subsidiaries of Raytheon Company.*
23	Consent of Independent Registered Public Accounting Firm.*
24	Power of Attorney.*
31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Edward S. Pliner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certificate of Edward S. Pliner pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

(Exhibits marked with two asterisks (**) are deemed to be furnished and not filed.)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYTHEON COMPANY

/S/ BIGGS C. PORTER
Biggs C. Porter Vice President and Corporate Controller (Principal Accounting Officer)

Dated: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ WILLIAM H. SWANSON William H. Swanson	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/S/ EDWARD S. PLINER Edward S. Pliner	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2005

/S/ BIGGS C. PORTER Biggs C. Porter	Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2005

/S/ BARBARA M. BARRETT Barbara M. Barrett	Director	March 15, 2005

/S/ FERDINAND COLLOREDO-MANSFELD Ferdinand Colloredo-Mansfeld	Director	March 15, 2005

/S/ JOHN M. DEUTCH John M. Deutch	Director	March 15, 2005

/S/ THOMAS E. EVERHART Thomas E. Everhart	Director	March 15, 2005

/S/ FREDERIC M. POSES Frederic M. Poses	Director	March 15, 2005

/S/ WARREN B. RUDMAN Warren B. Rudman	Director	March 15, 2005

/S/ MICHAEL C. RUETTGERS Michael C. Ruettgers	Director	March 15, 2005

/S/ RONALD L. SKATES Ronald L. Skates	Director	March 15, 2005

/S/ WILLIAM R. SPIVEY William R. Spivey	Director	March 15, 2005

/S/ LINDA G. STUNTZ Linda G. Stuntz	Director	March 15, 2005

/S/ JOHN H. TILELLI, JR. John H. Tilelli, Jr.	Director	March 15, 2005