Form 10-Q
period 2005-03-27
RAYTHEON CO/
filed 2005-04-29
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2005

or

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

Number of shares of common stock outstanding as of March 27, 2005: 452,223,000

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RAYTHEON COMPANY

BALANCE SHEETS (Unaudited)

	March 27, 2005	Dec. 31, 2004
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$457	$556
Accounts receivable, less allowance for doubtful accounts	387	478
Contracts in process	3,952	3,514
Inventories	1,858	1,745
Deferred federal and foreign income taxes	452	469
Prepaid expenses and other current assets	317	343
Assets from discontinued operations	19	19

Total current assets	7,442	7,124
Property, plant, and equipment, net	2,684	2,738
Deferred federal and foreign income taxes	8	71
Goodwill	11,514	11,516
Other assets, net	2,693	2,704

Total assets	$24,341	$24,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$941	$516
Advance payments and billings in excess of costs incurred	1,961	1,900
Accounts payable	820	867
Accrued salaries and wages	769	934
Other accrued expenses	1,329	1,403
Liabilities from discontinued operations	66	24

Total current liabilities	5,886	5,644
Accrued retiree benefits and other long-term liabilities	3,179	3,224
Long-term debt	4,206	4,229
Subordinated notes payable	408	408
Minority interest	106	97
Stockholders’ equity	10,556	10,551

Total liabilities and stockholders’ equity	$24,341	$24,153

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions except per share amounts)
Net sales	$4,944	$4,676

Cost of sales	4,118	3,996
Administrative and selling expenses	349	314
Research and development expenses	100	115

Total operating expenses	4,567	4,425

Operating income	377	251

Interest expense	76	117
Interest income	(12)	(12)
Other expense, net	17	—

Non-operating expense, net	81	105

Income from continuing operations before taxes	296	146
Federal and foreign income taxes	100	45

Income from continuing operations	196	101

Loss from discontinued operations, net of tax	(30)	(14)

Income before accounting change	166	87

Cumulative effect of change in accounting principle, net of tax	—	41

Net income	$166	$128

Earnings per share from continuing operations
Basic	$0.43	$0.24
Diluted	$0.43	$0.24

Earnings per share
Basic	$0.37	$0.31
Diluted	$0.36	$0.30

Dividends declared per share	$0.22	$0.20

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Cash flows from operating activities
Income from continuing operations	$196	$101
Adjustments to reconcile income from continuing operations to net cash used in operating activities from continuing operations
Depreciation and amortization	108	101
Deferred federal and foreign income taxes	19	7
Net gain on sales of investments and operating units	—	(4)
Savings and investment plan activity	—	47
Decrease in accounts receivable	90	40
Change in contracts in process and advance payments and billings in excess of costs incurred	(387)	(525)
Increase in inventories	(121)	(3)
Decrease in prepaid expenses and other current assets	26	51
Decrease in accounts payable	(48)	(75)
Decrease in accrued salaries and wages	(167)	(55)
Decrease in other accrued expenses	(27)	(44)
Origination of financing receivables	(29)	(22)
Collection of financing receivables not sold	69	117
Sale of financing receivables	5	—
Other adjustments, net	(8)	149

Net cash used in operating activities from continuing operations	(274)	(115)
Net cash (used in) provided by operating activities from discontinued operations	(3)	9

Net cash used in operating activities	(277)	(106)

Cash flows from investing activities
Expenditures for property, plant, and equipment	(48)	(60)
Proceeds from sales of property, plant, and equipment	4	—
Capitalized expenditures for internal use software	(16)	(25)
Payment for purchase of acquired companies	(60)	(70)
Activity related to investments and sales of operating units	7	4

Net cash used in investing activities	(113)	(151)

Cash flows from financing activities
Dividends	(90)	(83)
Increase (decrease) in short-term debt and other notes	545	(3)
Repayments of long-term debt	(123)	—
Issuance of common stock	—	4
Repurchase of common stock	(53)	—
Proceeds under common stock plans	12	18

Net cash provided by (used in) financing activities	291	(64)

Net decrease in cash and cash equivalents	(99)	(321)
Cash and cash equivalents at beginning of year	556	661

Cash and cash equivalents at end of period	$457	$340

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company (the “Company”) have been prepared on substantially the same basis as the Company’s annual financial statements. These unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The information furnished has been prepared from the accounts of the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Employee Stock Plans

In 2004, the Company established the Long-Term Performance Plan (LTPP) which provides awards of common stock to the Company’s senior leadership when specific pre-established levels of Company performance are achieved over a three-year performance cycle. The performance goals, which are independent of each other and equally weighted, are based on two metrics: free cash flow over a three-year period and total shareholder return relative to a peer group over a three-year period. The ultimate award, which is determined at the end of the three-year performance cycle, can range from zero to 200 percent of the aggregate target award. The aggregate target awards outstanding at March 27, 2005 related to 2005 and 2004 were 478,000 shares and 577,500 shares, respectively.

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

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions except per share amounts)
Reported net income	$166	$128
Stock-based compensation expense included in reported net income, net of tax	6	2
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(13)	(16)

Pro forma net income	$159	$114

Reported basic earnings per share	$0.37	$0.31
Reported diluted earnings per share	$0.36	$0.30

Pro forma basic earnings per share	$0.35	$0.27
Pro forma diluted earnings per share	$0.35	$0.27

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for stock options granted in the first three months of 2005 and 2004:

	March 27, 2005	March 28, 2004
Expected life	4 years	4 years
Assumed annual dividend growth rate	5%	—
Expected volatility	30%	35%
Assumed annual forfeiture rate	8%	8%

The risk free interest rate (month-end yields on 4-year treasury strips equivalent zero coupon) was 3.6% in the first three months of 2005 and ranged from 2.4% to 2.9% in the first three months of 2004.

3. Inventories

Inventories consisted of the following at:

	March 27, 2005	Dec. 31, 2004
	(In millions)
Finished goods	$575	$553
Work in process	1,059	938
Materials and purchased parts	224	254

Total	$1,858	$1,745

Inventories at Raytheon Aircraft, Raytheon Airline Aviation Services, and Flight Options totaled $1,545 million at March 27, 2005 (consisting of $559 million of finished goods, $813 million of work in process, and $173 million of materials and parts) and $1,420 million at December 31, 2004 (consisting of $537 million of finished goods, $681 million of work in process, and $202 million of materials and parts).

The Company uses lot accounting for new commercial aircraft introductions at Raytheon Aircraft. The size of the initial lot for the Beechcraft Premier I and the Hawker Horizon is 200 and 75 units, respectively. Costs incurred on in-process and delivered aircraft in excess of the estimated average cost were included in inventories and totaled $86 million and $89 million on Premier and $94 million and $90 million on Horizon at March 27, 2005 and December 31, 2004, respectively.

General and program specific manufacturing equipment and tooling at Raytheon Aircraft are included in property, plant, and equipment. There was $202 million and $205 million of program specific manufacturing equipment and tooling related to Premier and Horizon at March 27, 2005 and December 31, 2004, respectively.

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

Warranty provisions related to commercial aircraft sales are determined based upon an estimate of costs that may be incurred under warranty and other post-sales support programs. Activity related to aircraft warranty provisions was as follows:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Balance at beginning of year	$38	$29
Accruals for aircraft deliveries	3	4
Warranty services provided	(6)	(8)

Balance at end of period	$35	$25

5. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	March 27, 2005	Dec. 31, 2004
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	5	5
Additional paid-in capital	9,555	9,540
Unearned compensation	(54)	(60)
Accumulated other comprehensive income	(1,949)	(1,919)
Treasury stock	(66)	(13)
Retained earnings	3,065	2,998

Total	$10,556	$10,551

Outstanding shares of common stock	452.2	453.1

In 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s outstanding common stock. In the first quarter of 2005, the Company repurchased 1,390,000 shares of common stock for $53 million under this program.

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the statement of cash flows.

During the first three months of 2005, the Company issued 0.5 million shares of common stock in connection with stock plan activity.

The weighted-average shares outstanding for basic and diluted earnings per share (EPS) were as follows:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In thousands)
Average common shares outstanding for basic EPS	450,604	418,579
Dilutive effect of stock options, restricted stock, LTPP, and equity security units	5,954	2,722

Shares for diluted EPS	456,558	421,301

Stock options to purchase 18.1 million and 29.6 million shares of common stock for the three months ended March 27, 2005 and March 28, 2004, respectively, did not affect the computation of diluted EPS. The exercise prices for these stock options were greater than the average market price of the Company’s common stock during the respective periods.

Stock options to purchase 19.2 million and 14.2 million shares of common stock for the three months ended March 27, 2005 and March 28, 2004, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, and equity security units in the table above.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Net income	$166	$128
Other comprehensive income	(30)	18

Comprehensive income	$136	$146

6. Federal and Foreign Income Taxes

In 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. As of March 27, 2005, the Company had not decided on whether, and to what extent it might repatriate foreign earnings under the Act, and accordingly, the Company has not provided taxes on unremitted foreign earnings. Based on an analysis of the Act, although not yet finalized, it is possible that under the repatriation provision of the Act, the Company may repatriate earnings of up to $225 million, which could result in a tax liability of up to $25 million under the Act. The Company expects to finalize its assessment in 2005.

7. Pension and Other Employee Benefits

The Company has pension plans covering the majority of its employees, including certain employees in foreign countries (Pension Benefits). In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The following outlines the components of net periodic benefit cost of the Company’s domestic and foreign Pension Benefits plans:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Service cost	$96	$85
Interest cost	208	204
Expected return on plan assets	(228)	(214)
Amortization of prior service cost	5	5
Recognized net actuarial loss	122	106

Net periodic benefit cost	$203	$186

Net periodic benefit cost also includes expense from foreign pension plans of $8 million in the first three months of 2005 and 2004.

The Company expects total contributions (required and discretionary) to the Pension Benefits plans to be approximately $515 million in 2005.

The following outlines the components of net periodic benefit cost of the Company’s domestic and foreign Other Benefits plans:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Service cost	$4	$4
Interest cost	19	25
Expected return on plan assets	(10)	(7)
Amortization of transition asset	2	6
Amortization of prior service cost	(13)	(13)
Recognized net actuarial loss	8	13

Net periodic benefit cost	$10	$28

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. In the first three months of 2004, the cumulative effect of change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.10 per basic and diluted share.

The following adjusts reported income before accounting and basic and diluted earnings per share (EPS) before accounting change as if the change in accounting principle had been applied prior to the periods presented:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Reported income before accounting change	$166	$87
Change in accounting principle, net of tax	—	—

Adjusted income before accounting change	$166	$87

Basic EPS before accounting change	$0.37	$0.21
Change in accounting principle, net of tax	—	—

Adjusted basic EPS before accounting change	$0.37	$0.21

Diluted EPS before accounting change	$0.36	$0.21
Change in accounting principle, net of tax	—	—

Adjusted diluted EPS before accounting change	$0.36	$0.21

The following adjusts reported net income and basic and diluted earnings per share (EPS) as if the change in accounting principle had been applied prior to the periods presented:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Reported net income	$166	$128
Change in accounting principle, net of tax	—	(41)

Adjusted net income	$166	$87

Reported basic EPS	$0.37	$0.31
Change in accounting principle, net of tax	—	(0.10)

Adjusted basic EPS	$0.37	$0.21

Reported diluted EPS	$0.36	$0.30
Change in accounting principle, net of tax	—	(0.10)

Adjusted diluted EPS	$0.36	$0.20

8. Business Segment Reporting

Reportable segments have been determined based upon product lines and are as follows: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, Technical Services, Aircraft, and Other. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes certain Company-wide accruals and intersegment sales and profit eliminations. In 2005, certain programs within Intelligence and Information Systems, Network Centric Systems, and Technical Services were realigned within those same segments. Information for all periods presented was restated to reflect these changes.

Segment financial results were as follows:

	Net Sales Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Integrated Defense Systems	$906	$839
Intelligence and Information Systems	542	524
Missile Systems	990	965
Network Centric Systems	762	704
Space and Airborne Systems	957	1,013
Technical Services	467	450
Aircraft	442	374
Other	192	175
Corporate and Eliminations	(314)	(368)

Total	$4,944	$4,676

Defense businesses after eliminations	$4,310	$4,127

Intersegment sales in the first three months of 2005 and 2004, respectively, included $18 million and $34 million for Integrated Defense Systems, $8 million and $12 million for Intelligence and Information Systems, $5 million and $4 million for Missile Systems, $84 million and $100 million for Network Centric Systems, $75 million and $94 million for Space and Airborne Systems, and $124 million and $124 million for Technical Services. Aircraft net sales do not include intersegment aircraft, parts, and service sales to Flight Options of $21 million and $19 million in the first three months of 2005 and 2004, respectively.

	Operating Income Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Integrated Defense Systems	$121	$94
Intelligence and Information Systems	50	45
Missile Systems	105	107
Network Centric Systems	79	54
Space and Airborne Systems	155	129
Technical Services	31	31
Aircraft	2	(28)
Other	(21)	(15)
FAS/CAS Pension Adjustment	(116)	(121)
Corporate and Eliminations	(29)	(45)

Total	$377	$251

Defense businesses after eliminations	$514	$426

Aircraft operating income does not include profit on intersegment aircraft sales to Flight Options (FO) until the underlying aircraft has been sold by FO.

The following table reconciles operating income to income from continuing operations before taxes:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Operating income	$377	$251
Non-operating expense, net	(81)	(105)

Income from continuing operations before taxes	$296	$146

	Operating Margin Three Months Ended
	March 27, 2005	March 28, 2004
Integrated Defense Systems	13.4%	11.2%
Intelligence and Information Systems	9.2%	8.6%
Missile Systems	10.6%	11.1%
Network Centric Systems	10.4%	7.7%
Space and Airborne Systems	16.2%	12.7%
Technical Services	6.6%	6.9%
Aircraft	0.5%	(7.5)%
Other	(10.9)%	(8.6)%
FAS/CAS Pension Adjustment
Corporate and Eliminations
Total	7.6%	5.4%

Defense businesses after eliminations	11.9%	10.3%

	Free Cash Flow Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Integrated Defense Systems	$90	$(129)
Intelligence and Information Systems	(43)	(43)
Missile Systems	51	(41)
Network Centric Systems	(140)	(129)
Space and Airborne Systems	(247)	(115)
Technical Services	(18)	15
Aircraft	52	56
Other	9	18
Corporate	(92)	168

Total	$(338)	$(200)

Defense businesses	$(307)	$(442)

Corporate free cash flow includes the difference between amounts charged to the segments for interest and taxes on an intercompany basis and the amounts actually paid by the Company. Also included in Corporate free cash flow in the first quarter of 2005 was a $200 million discretionary contribution to its pension plans.

The following table reconciles free cash flow to net cash provided by operating activities from continuing operations:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Free cash flow	$(338)	$(200)
Plus: Expenditures for property, plant, and equipment	48	60
Capitalized expenditures for internal use software	16	25

Net cash provided by operating activities from continuing operations	$(274)	$(115)

	Identifiable Assets
	March 27, 2005	Dec. 31, 2004
	(In millions)
Integrated Defense Systems	$1,729	$1,756
Intelligence and Information Systems	1,946	1,916
Missile Systems	4,606	4,598
Network Centric Systems	3,857	3,755
Space and Airborne Systems	4,421	4,223
Technical Services	1,378	1,379
Aircraft	2,352	2,327
Other	1,267	1,235
Corporate	2,766	2,945
Discontinued Operations	19	19

Total	$24,341	$24,153

9. Other Expense, net

The components of other expense, net were as follows:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Securities and Exchange Commission settlement offer	$12	$—
Gain on sale of aviation support business	—	(4)
Other	5	4

Total	$17	$—

10. Discontinued Operations

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

In the first three months of 2005, the Company recorded a $39 million charge for the settlement of a class action lawsuit related to the sale of RE&C to WGI as discussed in Note 11, Commitments and Contingencies. This charge does not reflect any insurance proceeds that may be realized in the future as this amount is not currently estimable. In addition, the Company recorded net charges of $3 million and $14 million in the first three months of 2005 and 2004, respectively, for program management, legal, and other costs related to RE&C.

Liabilities from discontinued operations included net current liabilities related to RE&C of $56 million and $17 million at March 27, 2005 and December 31, 2004, respectively.

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

In the first three months of 2005 and 2004, the Company recorded charges related to AIS of $4 million and $7 million, respectively, primarily related to the BBJ program.

Assets and liabilities related to AIS included net current assets of $19 million at March 27, 2005 and December 31, 2004 and net current liabilities of $10 million and $7 million as of March 27, 2005 and December 31, 2004, respectively.

In the first three months of 2005, the total loss from discontinued operations was $46 million pretax, $30 million after-tax, or $0.07 per basic and diluted share, versus $21 million pretax, $14 million after-tax, or $0.03 per basic and diluted share in the first three months of 2004.

11. Commitments and Contingencies

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $130 million. Discounted at a weighted-average risk-free rate of 5.8 percent, the Company estimates the liability to be $92 million before U.S. government recovery and had this amount accrued at March 27, 2005. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $59 million at March 27, 2005 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations. Approximately $323 million, $844 million, and $250 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at March 27, 2005, respectively, and $294 million, $827 million, and $250 million were outstanding at December 31, 2004, respectively. These instruments expire on various dates through 2015. At March 27, 2005, the amount of guarantees, letters of credit, and surety bonds, for which there were stated values, that remained outstanding was $94 million, $9 million, and $234 million, respectively, related to discontinued operations and are included in the numbers above. Additional guarantees of project performance for which there is no stated value also remain outstanding.

In 1997, the Company provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems.

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company. Individually and in the aggregate, these investigations are not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity. Raytheon Aircraft is also subject to oversight by the Federal Aviation Administration (the “FAA”). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect Raytheon Aircraft’s financial position, results of operations, and liquidity, including recovery of its investment in its newer aircraft.

As previously reported, the Company has been cooperating with the staff of the Securities and Exchange Commission (the “SEC”) in a formal investigation into the Company’s disclosure and accounting practices, primarily related to the commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft during the period from 1997 to 2001.

On April 15, 2005, the Company announced that it had submitted an offer of settlement to the staff of the SEC, which the staff agreed to recommend to the SEC. The Company, without admitting or denying any wrongdoing, offered to pay a civil penalty of $12 million and consent to the entry of a cease and desist order with respect to violations of Sections 17(a)(2)-(3) of the Securities Act of 1933 and Sections 13(a) and 13(b)(2)(A)-(B) of the Securities Exchange Act of 1934, and related SEC rules. The SEC staff has agreed to recommend that the SEC approve the offer of settlement. The proposed settlement is subject to approval by the SEC.

The SEC continues to investigate two of the Company’s employees in connection with this matter, including the individual who served as the Company’s Chief Financial Officer from December 2002 until April 15, 2005. Both individuals have been placed on administrative leave.

In May 2004, without admitting any liability or wrongdoing, the Company reached an agreement to settle a securities class action lawsuit originally filed in 1999 on behalf of the Company and all individual defendants. The terms of the settlement include a cash payment of $210 million and the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants which is expected to occur in 2005. In December 2004, the court approved the settlement, resolving all claims asserted against the Company and the individual defendants. In connection with the settlement, the Company recorded a charge of $329 million in the third quarter of 2004, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement. The charge for the settlement will be revised in future quarters to reflect changes in the fair value of the warrants after they are issued. In 2004, the Company paid $210 million into escrow in connection with the settlement. At March 27, 2005, the insurance receivable balance was $80 million.

In July 2004, without admitting any liability or wrongdoing, the Company and the individual defendants reached a tentative agreement to settle a derivative action related to the class action lawsuit described above. The settlement, which is subject to court approval, will resolve all claims in the case and is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

In April 2005, without admitting any liability or wrongdoing, the Company and individual defendants reached a tentative agreement to settle a class action lawsuit originally filed in 2001 on behalf of all purchasers of common stock or senior notes of

WGI during the class period of April 17, 2000 through March 1, 2001 (the “WGI Complaint”). The plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. The terms of the settlement, which must be documented and is subject to court approval, includes a cash payment by the Company of $39 million, which the Company accrued in the first quarter of 2005, and will resolve all claims in the case.

In July 2001, the Company was named as a nominal defendant and all of its directors at the time were named as defendants in two identical purported derivative lawsuits. These lawsuits were consolidated into one action (the “Consolidated Amended Derivative Complaint”) in January 2004 and contain allegations similar to those included in the WGI Complaint and further allege that the individual defendants breached fiduciary duties to the Company and failed to maintain systems necessary for prudent management and control of the Company’s operations. In March 2004, the defendants filed a motion to dismiss the Consolidated Amended Derivative Complaint. In November 2004, without admitting any liability or wrongdoing, the individual defendants and the Company reached a tentative agreement to settle this derivative action. The settlement, which is subject to court approval, will resolve all claims in the case is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

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

Although the Company believes that it and the other defendants have meritorious defenses to each and all of the aforementioned class action and derivative complaints and intends, except as to tentative settlements noted above, to contest each lawsuit vigorously, an adverse resolution of any of the lawsuits could have a material adverse effect on the Company’s financial position, results of operations, and liquidity. Other than the matters noted above as to which tentative settlements have been reached, the Company is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits, except as noted above.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against the Company. While the ultimate liability or potential range of loss, if any, from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

12. Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS No. 123R). SFAS No. 123R requires the recognition of compensation expense related to stock options under SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the effective date for this accounting standard was deferred until the first annual period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R prospectively in the first quarter of 2006 with an anticipated impact to earnings per share of less than $0.02 per share for the year 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, an amendment of ARB No. 43, Chapter 4, Inventory Costs (SFAS No. 151). This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Net sales were $4.9 billion in the first quarter of 2005 versus $4.7 billion in the first quarter of 2004. Sales to the U.S. Department of Defense were 70 percent of sales in the first quarter of 2005 and 2004. Total sales to the U.S. government, including foreign military sales, were 76 percent of sales in the first quarter of 2005 and 2004. Total international sales, including foreign military sales, were $879 million or 18 percent of sales in the first quarter of 2005 versus $904 million or 19 percent of sales in the first quarter of 2004.

Gross margin, net sales less cost of sales, in the first quarter of 2005 was $826 million or 16.7 percent of sales versus $680 million or 14.5 percent of sales in the first quarter of 2004. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $116 million and $121 million of expense in the first quarter of 2005 and 2004, respectively.

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

Administrative and selling expenses were $349 million or 7.1 percent of sales in the first quarter of 2005 versus $314 million or 6.7 percent of sales in the first quarter of 2004.

Research and development expenses were $100 million or 2.0 percent of sales in the first quarter of 2005 versus $115 million or 2.5 percent of sales in the first quarter of 2004. The decrease in research and development expenses was due to the timing of expenditures.

Operating income was $377 million or 7.6 percent of sales in the first quarter of 2005 versus $251 million or 5.4 percent of sales in the first quarter of 2004. The changes in operating income by segment are discussed below.

Interest expense in the first quarter of 2005 was $76 million versus $117 million in the first quarter of 2004. The decrease in interest expense in 2005 was primarily due to lower average debt.

Other expense, net in the first quarter of 2005 was $17 million. Included in other expense was a $12 million charge related to the Company’s proposed settlement with the Securities and Exchange Commission (SEC) as described in Note 11, Commitments and Contingencies of the Notes to the Financial Statements.

The effective tax rate was 33.8 percent and 30.8 percent in the first quarter of 2005 and 2004, respectively, reflecting the U.S. statutory rate of 35 percent reduced by ESOP dividend deductions, export-related tax benefits, and research and development tax credits applicable to certain government contracts. The effective tax rate in the first quarter of 2005 increased as a result of the $12 million nondeductible proposed settlement with the SEC.

Income from continuing operations was $196 million in the first quarter of 2005, or $0.43 per diluted share on 456.6 million average shares outstanding versus $101 million in the first quarter of 2004, or $0.24 per diluted share on 421.3 million average shares outstanding.

The loss from discontinued operations, described below in Discontinued Operations, was $30 million after-tax, or $0.07 per diluted share in the first quarter of 2005 versus $14 million after-tax, or $0.03 per diluted share in the first quarter of 2004.

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. In the first quarter of 2004, the cumulative effect of change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.10 per diluted share.

Net income in the first quarter of 2005 was $166 million, or $0.36 per diluted share versus $128 million, or $0.30 per diluted share in the first quarter of 2004.

Segment Results

Integrated Defense Systems had sales of $906 million in the first quarter of 2005 versus

$839 million in the first quarter of 2004. The increase in sales was due to growth on international Patriot programs and the Cobra Judy Replacement Mission Equipment program partially offset by expected lower sales on the Sea-Based Radar program. Operating income was $121 million in the first quarter of 2005 versus $94 million in the first quarter of 2004. The increase in operating margin was due to higher sales on international programs.

Intelligence and Information Systems had sales of $542 million in the first quarter of 2005 versus $524 million in the first quarter of 2004. The increase in sales was due to growth in classified programs. Operating income was $50 million in the first quarter of 2005 versus $45 million in the first quarter of 2004. The increase in operating margin was due to program performance improvements.

Missile Systems had sales of $990 million in the first quarter of 2005 versus $965 million in the first quarter of 2004. Operating income was $105 million in the first quarter of 2005 versus $107 million in the first quarter of 2004. The decline in operating margin in 2005 was due to the completion of cost recovery for prior year restructuring actions. The costs related to these restructuring actions were accrued in 1997 through 2000, but were being recovered through the pricing of products and services to the U.S. government over a five year period. The wind-down of this recovery was substantially completed in 2004.

Network Centric Systems had sales of $762 million in the first quarter of 2005 versus $704 million in the first quarter of 2004. The increase was due to increased effort on development programs and communication programs. Operating income was $79 million in the first quarter of 2005 versus $54 million in the first quarter of 2004. The increase in operating margin was due to continued performance improvements.

Space and Airborne Systems had sales of $957 million in the first quarter of 2005 versus $1,013 million in the first quarter of 2004. The decrease in sales was primarily due to expected lower sales on the ASTOR program. Operating income was $155 million in the first quarter of 2005 versus $129 million in the first quarter of 2004. The increase in operating margin in 2005 was due to profit adjustments on contracts nearing completion and favorable resolution of certain unbilled costs.

Technical Services had sales of $467 million in the first quarter of 2005 versus $450 million in the first quarter of 2004. Operating income was $31 million in the first quarter of 2005 and 2004.

Raytheon Aircraft had sales of $442 million in the first quarter of 2005 versus $374 million in the first quarter of 2004. The increase in sales was due to higher new and used aircraft sales. Operating income was $2 million in the first quarter of 2005 versus an operating loss of $28 million in the first quarter of 2004. The increase in operating income was due primarily to higher new and used aircraft volume combined with continued productivity and cost saving improvements. The Company has made significant investments in its Premier and Horizon aircraft, the realization of which is contingent upon future sales at forecasted prices and reductions in production costs on future deliveries. During the fourth quarter of 2004, the Federal Aviation Administration (FAA) granted a provisional type certification for the Horizon aircraft. Final certification is expected in the third quarter of 2005.

The Other segment had sales of $192 million in the first quarter of 2005 versus $175 million in the first quarter of 2004. The Other segment had an operating loss of $21 million in the first quarter of 2005 versus an operating loss of $15 million in the first quarter of 2004. The Other segment’s results for 2005 are primarily comprised of the operations of Flight Options (FO). The higher losses in 2005 are primarily due to increased aircraft charter expense due to the operational impacts from older aircraft in the fleet, new federally mandated flight crew rest requirements and customer demand. The older aircraft in the fleet are being retired and replaced by newer aircraft over the next five years. FO is also taking action to reduce the number of different types of aircraft in its fleet from twelve to four and in the interim to reduce current operating costs. Although FO management believes that these actions will result in improved financial results, there can be no assurance that these actions will have the expected effect.

In June 2003, the Company participated in a financial recapitalization of FO and exchanged certain FO debt for equity. The Company now owns approximately 65 percent of FO and is consolidating FO’s results in its financial statements. The Company is recording 100 percent of FO’s losses since the Company has been meeting all of FO’s financing requirements. In April 2005, the Company loaned FO an additional $20 million. The Company and its other partners in FO are currently exploring a further financial recapitalization of FO which will likely involve further investment by the Company in FO. The Company’s investment in FO, including goodwill, was approximately $160 million at March 27, 2005. If losses at FO were to continue over the longer-term, the Company’s investment in FO could become impaired.

Commuter aircraft customers are generally thinly capitalized companies that are dependent on the commuter aircraft industry. These customers could be significantly affected by sustained higher fuel costs and possible industry consolidation. These factors could have a material adverse effect on the financial strength of these customers. At March 27, 2005 and December 31, 2004, the Company’s exposure on commuter-related assets was approximately $580 million consisting of 283 aircraft and approximately $614 million consisting of 297 aircraft, respectively.

Backlog consisted of the following at:

	March 27, 2005	Dec. 31, 2004
	(In millions)
Integrated Defense Systems	$6,549	$6,628
Intelligence and Information Systems	4,013	4,066
Missile Systems	8,410	8,341
Network Centric Systems	3,761	3,587
Space and Airborne Systems	5,439	5,216
Technical Services	1,667	1,773
Aircraft	2,634	2,638
Other	285	294

Total	$32,758	$32,543

Defense businesses included above	$29,839	$29,611

U.S. government backlog included above	$26,087	$25,525

Funded backlog consisted of the following at:

	March 27, 2005	Dec. 31, 2004
	(In millions)
Integrated Defense Systems	$3,748	$3,454
Intelligence and Information Systems	794	811
Missile Systems	4,790	4,517
Network Centric Systems	2,718	2,623
Space and Airborne Systems	3,229	3,127
Technical Services	909	939
Aircraft	2,634	2,638
Other	285	294

Total	$19,107	$18,403

Defense businesses included above	$16,188	$15,471

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

Gross bookings were as follows:

	Three Months Ended
	March 27, 2005	March 28, 2004
	(In millions)
Integrated Defense Systems	$819	$786
Intelligence and Information Systems	482	563
Missile Systems	1,107	3,742
Network Centric Systems	908	823
Space and Airborne Systems	1,072	1,682
Technical Services	224	325
Aircraft	472	425
Other	191	159

Total	$5,275	$8,505

Defense businesses included above	$4,612	$7,921

In the first quarter of 2004, Missile Systems booked $2.1 billion for the Kinetic Energy Interceptor system contract.

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

In the first quarter of 2005, the Company recorded a $39 million charge for the settlement of the class action lawsuit related to the sale of RE&C to WGI as discussed in Note 11, Commitments and Contingencies, of the Notes to the Financial Statements. This charge does not reflect any insurance proceeds that may be realized in the future as this amount is not currently estimable. In addition, in the first quarter of 2005 and 2004, the Company recorded net charges of $3 million and $14 million, respectively, for program management, legal, and other costs related to RE&C.

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

In the first three months of 2005 and 2004, the Company recorded charges related to AIS of $4 million and $7 million, respectively.

In the first quarter of 2005, the total loss from discontinued operations was $46 million pretax, $30 million after-tax, or $0.07 per diluted share versus $21 million pretax, $14 million after-tax, or $0.03 per diluted share in the first quarter of 2004.

Net cash used in operating activities from discontinued operations related to RE&C was $2 million in the first quarter of 2005 versus net cash provided by operating activities of $13 million in the first quarter of 2004. The Company expects its operating cash flow to be negatively affected by approximately $60 million in the remainder of 2005 which includes the $39 million payment related to the settlement of the class action lawsuit as well as project completion, legal, and management costs related to RE&C. Further increases in project costs may increase the estimated operating cash outflow for RE&C in 2005.

Financial Condition and Liquidity

Net cash used in operating activities was $277 million in the first quarter of 2005 versus $106 million in the first quarter of 2004. In the first quarter of 2005, the Company contributed $265 million to the Company’s pension plans, $200 million of which was discretionary.

The increase in contracts in process at March 27, 2005 versus December 31, 2004 was due to the expected delay in billings to customers as a result of the ongoing conversion of the Company’s existing financial systems to an integrated financial system and seasonally higher collection activity on U.S. government contracts at the end of the prior year.

Total contributions (required and discretionary) to the Company’s pension plans are expected to be approximately $515 million in 2005.

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the statement of cash flows.

The Company provides long-term financing to its aircraft customers. Origination of financing receivables in the first quarter of 2005 was $29 million versus $22 million in the first quarter of 2004. Collection of financing receivables not sold was $69 million in the first quarter of 2005 versus $117 million in the first quarter of 2004.

Net cash used in investing activities in the first quarter of 2005 was $113 million versus $151 million in the first quarter of 2004. Capital expenditures were $48 million in the first quarter of 2005 versus $60 million in the first quarter of 2004. Capital expenditures for the full year 2005 are expected to be approximately $390 million. Capitalized expenditures for internal use software were $16 million in the first quarter of 2005 versus $25 million in the first quarter of 2004. Capitalized expenditures for internal use software are expected to be approximately $110 million in 2005 as the Company continues to convert significant portions of existing financial systems to an integrated financial system. In the first quarter of 2005, the Company paid the third and final installment of $60 million related to the 2003 acquisition of Solipsys Corporation. The second installment of $70 million was paid in the first quarter of 2004.

Net cash provided by financing activities was $291 million in the first quarter of 2005 versus net cash used of $64 million in the first quarter of 2004. Dividends paid to stockholders were $90 million in the first quarter of 2005 versus $83 million in the first quarter of 2004. The quarterly dividend rate was $0.22 per share for the first quarter of 2005 versus $0.20 per share for the first quarter of 2004.

In 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s outstanding common stock. In the first quarter of 2005, the Company repurchased $53 million of common stock under this program.

Capital Structure and Resources

Total debt was $5.6 billion at March 27, 2005 and $5.2 billion at December 31, 2004. Cash and cash equivalents were $457 million at March 27, 2005 and $556 million at December 31, 2004. At March 27, 2005, the cash and cash equivalent balance included approximately $125 million of cash held by international subsidiaries. Total debt, as a percentage of total capital, was 34.4 percent at March 27, 2005 versus 32.8 percent at December 31, 2004.

The Company’s most restrictive financial bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding certain charges, to be at least 3.0 times net interest expense for the prior four quarters. The Company was in compliance with the interest coverage ratio covenant during the first quarter of 2005.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.2 billion at March 27, 2005 and $2.3 billion at and December 31, 2004. There were $375 million borrowings outstanding at March 27, 2005. The Company had approximately $100 million of outstanding letters of credit at March 27, 2005 which effectively reduced the Company’s borrowing capacity under the lines of credit to $1.7 billion. There were no borrowings outstanding under these lines of credit at December 31, 2004.

The Company had commercial paper borrowings of $155 million outstanding at March 27, 2005.

The Company has on file a shelf registration with the Securities and Exchange Commission for the issuance of up to $3.0 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts, under which $1.3 billion remained outstanding at March 27, 2005. A majority of the remaining availability under the shelf registration is expected to be used in connection with the settlement of the class action lawsuit, described in Note 11, Commitments and Contingencies of the Notes to the Financial Statements.

In 2001, the Company issued 17,250,000, 8.25% equity security units. Each equity security unit consisted of a contract to purchase shares of the Company’s common stock on May 15, 2004, and a mandatorily redeemable equity security, with a stated liquidation amount of $50 due on May 15, 2006, which will require a cash payment by the Company.

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

Commitments and Contingencies

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations. Approximately $323 million, $844 million, and $250 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at March 27, 2005, respectively, and $294 million, $827 million, and $250 million were outstanding at December 31, 2004, respectively. These instruments expire on various dates through 2015. At March 27, 2005, the amount of guarantees, letters of credit, and surety bonds, for which there were stated values, that remained outstanding was $94 million, $9 million, and $234 million, respectively, related to discontinued operations and are included in the numbers above. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company. Individually and in the aggregate, these investigations are not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity. Raytheon Aircraft is also subject to oversight by the Federal Aviation Administration (the “FAA”). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect Raytheon Aircraft’s financial position, results of operations, and liquidity, including recovery of its investment in its newer aircraft.

Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS No. 123R). SFAS No. 123R requires the recognition of compensation expense related to stock options under SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the effective date for this accounting standard was deferred until the first annual period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R prospectively in the first quarter of 2006 with an anticipated impact to earnings per share of less than $0.02 per share for the year 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, an amendment of ARB No. 43, Chapter 4, Inventory Costs (SFAS No. 151). This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

Risk Factors and Forward-Looking Statements

An investment in our common stock or debt securities includes risks and uncertainties. Investors should consider the following factors carefully, in addition to the other information included in this Form 10-Q, before purchasing our securities.

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

We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority.

If a Raytheon aircraft were to crash or be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving a Raytheon aircraft could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in reduced sales, and harm our business.

Likewise, accidents and incidents involving Raytheon aircraft may prompt the Federal Aviation Administration (“FAA”) to issue Airworthiness Concern Sheets (ACS’s), Notices of Proposed Rulemaking for Airworthiness Directive action, and Airworthiness Directives (AD’s) themselves. AD’s are regulations that require corrective actions or limitations to address FAA safety concerns about a specific model or class of aircraft. ACS’s and Notices are public notifications of the FAA’s safety concern and both request public comment on the issue. Publication of ACS’s, Notices, and AD’s could create a public perception that a particular Raytheon aircraft is not safe, reliable, or suitable for an operator’s needs. This perception could result in aircraft being returned to Raytheon for refunds, lost future sales, or both. Publication of an AD could require design modifications causing Raytheon to incur significant expenditures altering an aircraft design, altering aircraft in production, and altering fielded aircraft under warranty. AD’s issued by the FAA are typically followed by similar regulatory requirements in other countries where affected aircraft are certified. Accordingly, if an AD were issued, Raytheon could incur expenses related to corrective action worldwide for the fleet of aircraft impacted by the AD. The publication of ACS’s, Notices and AD’s could lead to a decline in revenues and have a negative effect on our business, financial condition and results of operations.

The aircraft manufacturing industry is subject to extensive government regulation, and new regulations may increase our operating costs.

In the United States, our commercial aircraft products are required to comply with FAA regulations governing design approvals, production and quality systems, airworthiness, and continuing operational safety. Internationally, similar requirements exist for design, airworthiness, and operational approvals. These requirements are generally administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Aviation Safety Agency (EASA).

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

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position, results of operations, and liquidity.

We are defendants in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position, results of operations, and liquidity.

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

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at March 27, 2005 and March 28, 2004, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was approximately $1 million, after-tax. Fixed rate financial instruments were not evaluated, as the risk exposure is not material. The Company believes its exposure due to changes in foreign exchange rates is not material due to the Company’s hedging policy and the fact that the Company does not enter into speculative hedges.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 27, 2005. Based on this evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as and when required.

In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

During the first quarter of 2005, the Company completed its last major conversion in its company-wide implementation of new integrated finance resources applications software by completing SAP implementation at its Space and Airborne Systems segment. The Company believes that the above system implementation and the organization change have materially changed the Company’s internal control over financial reporting. There were no other changes that occurred during the first quarter of 2005 that have materially affected the Company’s internal control over financial reporting. Subsequent to the end of the quarter, the Company disclosed an organization change on Form 8-K dated April 15, 2005, noting that its Chief Financial Officer had been placed on administrative leave and that the Company’s Controller was performing the duties of both Controller and Chief Financial Officer.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to or has property subject to litigation and other proceedings referenced in “Note 11 – Commitments and Contingencies” of the Notes to Financial Statements (Unaudited) included in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated in the Form 10-K, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

See the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 for a detailed description of previously reported actions.

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

Previously Reported Matters

As previously reported, in June 2001, a class action lawsuit entitled, Muzinich & Co., Inc. et al v. Raytheon Company, et. al., (Civil Action No. 01-0284-S-BLW) was filed in federal court in Boise, Idaho allegedly on behalf of all purchasers of common stock or senior notes of Washington Group International, Inc. (“WGI”) during the period April 17, 2000 through March 1, 2001 (the class period). The plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by purportedly misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed on October 1, 2001 alleging similar claims. The Company and the individual defendants filed a motion seeking to dismiss the action in mid-November 2001. On April 30, 2002, the Court denied the Company’s and the individual defendants’ motion to dismiss the complaint. In April 2003, the District Court conditionally certified the class and defined the class period as that between April 17, 2000 and March 2, 2001, inclusive. Thereafter, defendants filed their answer to the amended complaint denying liability. Without admitting any liability or wrongdoing, in April 2005, the Company reached a tentative agreement to settle this class action on behalf of the Company and the individual defendants. The terms of the settlement, which must be documented and is subject to court approval, include a cash payment by the Company of $39 million and will resolve all claims in the case.

As previously reported, the Company has been cooperating with the staff of the Securities and Exchange Commission (the “SEC”) in a formal investigation into the Company’s disclosure and accounting practices, primarily related to the commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft during the period from 1997 to 2001.

On April 15, 2005, the Company announced that it had submitted an offer of settlement to the staff of the SEC, which the staff agreed to recommend to the SEC. The Company, without admitting or denying any wrongdoing, offered to pay a civil penalty of $12 million and consent to the entry of a cease and desist order with respect to violations of Sections 17(a)(2)-(3) of the Securities Act of 1933 and Sections 13(a) and 13(b)(2)(A)-(B) of the Securities Exchange Act of 1934, and related SEC rules. The SEC staff has agreed to recommend that the SEC approve the offer of settlement. The proposed settlement is subject to approval by the SEC.

The SEC continues to investigate two to the Company’s employees in connection with this matter, including the individual who served as the Company’s Chief Financial Officer from December 2002 until April 15, 2005. Both individuals have been placed on administrative leave.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
January (January 1, 2005 – January 23, 2005)	1,701	—	$36.88	$700 million
February (January 24, 2005 – February 20, 2005)	119	630,000	$38.06	$676 million
March (February 21, 2005 – March 27, 2005)	8,968	760,000	$38.26	$647 million

Total	10,788	1,390,000	$38.17

(1)	Shares purchased relate to treasury activity under the Company’s stock plans. The total number of shares purchased during the fiscal first quarter of 2005 includes: (i) the surrender by employees of 5,885 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options, and (ii) the surrender by employees of 4,903 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	On November 30, 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

4.1	Agreement of Resignation, Appointment and Acceptance dated April 1, 2005 between Raytheon Company and The Bank of New York appointing Successor Trustee, Paying Agent and Registrar in connection with certain securities originally authorized and issued under the Indenture.

4.2	Agreement of Resignation, Appointment and Acceptance dated April 1, 2005 between Raytheon Company and The Bank of New York appointing Successor Trustee, Paying Agent and Registrar in connection with the 8.25% Equity Security Units originally authorized and issued under the Indenture.

10.1	Form of the 2005 Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Biggs C. Porter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Biggs C. Porter pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY (Registrant)

By:	/s/ Biggs C. Porter
Biggs C. Porter
Vice President and Corporate Controller
(Chief Accounting Officer)

April 28, 2005