Form 10-Q
period 2005-06-26
RAYTHEON CO/
filed 2005-07-28
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2005

or

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

Number of shares of common stock outstanding as of June 26, 2005: 451,339,000

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RAYTHEON COMPANY

BALANCE SHEETS (Unaudited)

	June 26, 2005	Dec. 31, 2004
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$454	$556
Accounts receivable, less allowance for doubtful accounts	410	478
Contracts in process	3,689	3,514
Inventories	1,960	1,745
Deferred federal and foreign income taxes	436	469
Prepaid expenses and other current assets	325	343
Assets from discontinued operations	17	19

Total current assets	7,291	7,124
Property, plant, and equipment, net	2,623	2,738
Deferred federal and foreign income taxes	—	71
Goodwill	11,511	11,516
Other assets, net	2,553	2,704

Total assets	$23,978	$24,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$468	$516
Subordinated notes payable	408	—
Advance payments and billings in excess of costs incurred	1,919	1,900
Accounts payable	952	867
Accrued salaries and wages	799	934
Other accrued expenses	1,326	1,403
Liabilities from discontinued operations	31	24

Total current liabilities	5,903	5,644
Accrued retiree benefits and other long-term liabilities	3,130	3,224
Deferred federal and foreign income taxes	65	—
Long-term debt	4,219	4,229
Subordinated notes payable	—	408
Minority interest	126	97
Stockholders’ equity	10,535	10,551

Total liabilities and stockholders’ equity	$23,978	$24,153

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions, except per share amounts)
Net sales	$5,409	$4,929	$10,353	$9,605

Cost of sales	4,490	4,117	8,608	8,113
Administrative and selling expenses	356	345	705	659
Research and development expenses	136	127	236	242

Total operating expenses	4,982	4,589	9,549	9,014

Operating income	427	340	804	591

Interest expense	82	109	158	226
Interest income	(12)	(10)	(24)	(22)
Other expense, net	—	363	17	363

Non-operating expense, net	70	462	151	567

Income (loss) from continuing operations before taxes	357	(122)	653	24
Federal and foreign income taxes	124	(28)	224	17

Income (loss) from continuing operations	233	(94)	429	7

Loss from discontinued operations, net of tax	(32)	(14)	(62)	(28)

Income (loss) before accounting change	201	(108)	367	(21)

Cumulative effect of change in accounting principle, net of tax	—	—	—	41

Net income (loss)	$201	$(108)	$367	$20

Earnings (loss) per share from continuing operations
Basic	$0.52	$(0.22)	$0.95	$0.02
Diluted	$0.51	$(0.22)	$0.94	$0.02

Earnings (loss) per share
Basic	$0.45	$(0.25)	$0.82	$0.05
Diluted	$0.44	$(0.25)	$0.81	$0.05

Dividends declared per share	$0.22	$0.20	$0.44	$0.40

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 26, 2005	June 27, 2004
	(In millions)
Cash flows from operating activities
Income from continuing operations	$429	$7
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations
Depreciation and amortization	218	209
Deferred federal and foreign income taxes	38	2
Net gain on sales of investments and operating units	—	(4)
Savings and investment plan activity	—	73
Decrease in accounts receivable	67	61
Change in contracts in process and advance payments and billings in excess of costs incurred	(175)	31
Increase in inventories	(196)	(71)
Decrease (increase) in prepaid expenses and other current assets	17	(60)
Increase (decrease) in accounts payable	83	(19)
Decrease in accrued salaries and wages	(138)	(15)
(Decrease) increase in other accrued expenses	(9)	350
Origination of financing receivables	(91)	(157)
Collection of financing receivables not sold	163	254
Sale of financing receivables	19	—
Other adjustments, net	121	143

Net cash provided by operating activities from continuing operations	546	804
Net cash used in operating activities from discontinued operations	(52)	(16)

Net cash provided by operating activities	494	788

Cash flows from investing activities
Purchase of short-term investments	—	(74)
Expenditures for property, plant, and equipment	(112)	(134)
Proceeds from sales of property, plant, and equipment	14	—
Capitalized expenditures for internal use software	(36)	(50)
Payment for purchase of acquired companies	(60)	(70)
Activity related to investments and sales of operating units	7	4

Net cash used in investing activities	(187)	(324)

Cash flows from financing activities
Dividends	(190)	(168)
Increase in short-term debt and other notes	61	15
Repayments of long-term debt	(123)	(465)
Repayments of subordinated notes payable	—	(408)
Issuance of common stock	—	867
Repurchase of common stock	(192)	—
Proceeds under common stock plans	35	38

Net cash used in financing activities	(409)	(121)

Net (decrease) increase in cash and cash equivalents	(102)	343
Cash and cash equivalents at beginning of year	556	661

Cash and cash equivalents at end of period	$454	$1,004

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

2. Employee Stock Plans

In 2004, the Company established the Long-Term Performance Plan (LTPP), under the Company’s 2001 Stock Plan, which provides awards of common stock to the Company’s senior leadership when specific pre-established levels of Company performance are achieved over a three-year performance cycle. The performance goals for 2004 and 2005, which are independent of each other and equally weighted, are based on two metrics: free cash flow as defined over a three-year period and total shareholder return relative to a peer group over a three-year period. The ultimate award, which is determined at the end of the three-year performance cycle, can range from zero to 200 percent of the aggregate target award. The aggregate target awards outstanding at June 26, 2005 related to 2005 and 2004 were 478,000 shares and 577,500 shares, respectively.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for the Company’s stock option plans, however, stock-based compensation expense has been recorded for restricted stock and the LTPP. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and earnings (loss) per share would have approximated the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions, except per share amounts)
Reported net income (loss)	$201	$(108)	$367	$20
Stock-based compensation expense included in reported net income, net of tax	10	2	16	4
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(20)	(15)	(33)	(31)

Pro forma net income (loss)	$191	$(121)	$350	$(7)

Reported basic earnings (loss) per share	$0.45	$(0.25)	$0.82	$0.05
Reported diluted earnings (loss) per share	$0.44	$(0.25)	$0.81	$0.05
Pro forma basic earnings (loss) per share	$0.43	$(0.28)	$0.78	$(0.02)
Pro forma diluted earnings (loss) per share	$0.42	$(0.28)	$0.77	$(0.02)

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 26, 2005	June 27, 2004
Expected life	4 years	4 years
Assumed annual dividend growth rate	5%	—
Expected volatility	30%	35%
Assumed annual forfeiture rate	8%	8%

The risk free interest rate (month-end yields on 4-year treasury strips equivalent zero coupon) was 3.6% in the six months ended June 26, 2005 and ranged from 2.4% to 3.6% in the six months ended June 27, 2004.

3. Inventories

Inventories consisted of the following at:

	June 26, 2005	Dec. 31, 2004
	(In millions)
Finished goods	$574	$553
Work in process	1,155	938
Materials and purchased parts	231	254

Total	$1,960	$1,745

Inventories at Raytheon Aircraft, Raytheon Airline Aviation Services, and Flight Options totaled $1,625 million at June 26, 2005 (consisting of $559 million of finished goods, $886 million of work in process, and $180 million of materials and parts) and $1,420 million at December 31, 2004 (consisting of $537 million of finished goods, $681 million of work in process, and $202 million of materials and parts).

The Company uses lot accounting for new commercial aircraft introductions at Raytheon Aircraft. The size of the initial lot for the Beechcraft Premier I and the Hawker Horizon is 200 and 75 units, respectively. Costs incurred on in-process and delivered aircraft in excess of the estimated average cost were included in inventories and totaled $80 million and $89 million on Premier and $100 million and $90 million on Horizon at June 26, 2005 and December 31, 2004, respectively.

General and program specific manufacturing equipment and tooling at Raytheon Aircraft are included in property, plant, and equipment. There was $199 million and $205 million, net of program specific manufacturing equipment and tooling related to Premier and Horizon at June 26, 2005 and December 31, 2004, respectively.

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

Warranty provisions related to commercial aircraft sales are determined based upon an estimate of costs that may be incurred under warranty and other post-sales support programs. Activity related to aircraft warranty provisions was as follows:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions)
Balance at beginning of period	$35	$25	$38	$29
Accruals for aircraft deliveries	10	8	13	12
Warranty services provided	(5)	(6)	(11)	(14)

Balance at end of period	$40	$27	$40	$27

5. Notes Payable and Long-term Debt

In the three months ended June 27, 2004, the Company repurchased long-term debt with a par value of $468 million at a loss of $10 million pretax, which was included in other expense.

6. Equity Security Units

In the three months ended June 27, 2004, in accordance with the terms of the Company’s equity security units, the Company received proceeds of $863 million and issued 27.0 million shares of common stock.

The equity security units include a mandatorily redeemable equity security that represents preferred stock of RC Trust I (RCTI), an unconsolidated subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note.

The subordinated notes payable ($408 million at June 26, 2005 and December 31, 2004), which are due on May 15, 2006, have the same terms as the mandatorily redeemable equity security which represent an undivided interest in the assets of RCTI, a Delaware business trust formed for the purpose of issuing these securities and whose assets consist solely of subordinated notes receivable issued by the Company. In the three months ended June 27, 2004, mandatorily redeemable equity securities with a par value of $409 million were repurchased at a loss of $27 million pretax, which was included in other expense. As a result of these repurchases, the Company’s subordinated notes payable declined by the same amount.

7. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	June 26, 2005	Dec. 31, 2004
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	5	5
Additional paid-in capital	9,658	9,540
Unearned compensation	(116)	(60)
Accumulated other comprehensive income	(1,972)	(1,919)
Treasury stock, at cost	(206)	(13)
Retained earnings	3,166	2,998

Total	$10,535	$10,551

Outstanding shares of common stock	451.3	453.1

In 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s outstanding common stock. In the six months ended June 26, 2005, the Company repurchased 4.9 million shares of common stock for $192 million under this program.

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the 2004 statement of cash flows. In 2005, these items were funded by cash.

In the six months ended June 26, 2005, the Company issued 3.2 million shares of common stock in connection with stock plan activity.

The weighted-average shares outstanding for basic and diluted earnings per share (EPS) were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In thousands)
Average common shares outstanding for basic EPS	449,047	434,597	449,826	426,588
Dilutive effect of stock options, restricted stock, LTPP, and equity security units	6,077	—	5,805	2,662

Shares for diluted EPS	455,124	434,597	455,631	429,250

Stock options to purchase 17.1 million and 21.3 million shares of common stock in the three months ended June 26, 2005 and June 27, 2004, respectively, and options to purchase 17.1 million and 22.4 million shares of common stock in the six months ended June 26, 2005 and June 27, 2004, respectively, did not affect the computation of diluted EPS. The exercise prices for these stock options were greater than the average market price of the Company’s common stock during the respective periods.

Stock options to purchase 18.6 million and 22.4 million shares of common stock in the three months ended June 26, 2005 and June 27, 2004, respectively, and options to purchase 18.6 million and 19.7 million shares of common stock in the six months ended June 26, 2005 and June 27, 2004, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, LTPP, and equity security units in the table above.

The components of other comprehensive income (loss) for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

	(In millions)
Net income (loss)	$201	$(108)	$367	$20
Other comprehensive income (loss)	(23)	(10)	(53)	8

Comprehensive income (loss)	$178	$(118)	$314	$28

8. Federal and Foreign Income Taxes

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions.

The Company is currently under examination by the Internal Revenue Service (IRS) for the years 1998 through 2002. IRS examinations have been completed for tax years through 1997. The Company has protested certain positions taken by the IRS examination team on certain items related to the years 1995 through 1997 and those items are now being considered by the Appeals Division (Appeals) of the IRS.

In addition, the Company’s federal research tax credit refund claim for the years 1984 through 1990 remains under examination, and certain items regarding the Company’s Foreign Sales Corporation (FSC) benefit for the years 1989 through 1997 are also at Appeals. The Company believes adequate provisions for all outstanding issues have been made for all open years.

Amounts accrued for potential tax assessments are primarily included in the Company’s non-current deferred tax assets and total $253 million and $225 million at June 26, 2005 and December 31, 2004, respectively. Accruals relate to tax issues for U.S. federal taxes and taxation of foreign earnings and include accruals associated with items such as the tax benefits from the FSC and Extraterritorial Income (ETI) regimes, the amount of research tax credits, allocation of income among various tax jurisdictions, issues related to various acquisitions and divestitures, and various other federal and foreign tax issues. Amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional losses on federal and foreign tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled.

The American Jobs Creation Act of 2004 (the “Act”) was enacted on October 22, 2004. The Act repealed and provided transitional relief for the ETI regime for transactions after December 31, 2004. The Act also provides a deduction for income derived from qualifying domestic production activities; the deduction is phased in over a five-year period at rates of 3% in years 2005 and 2006, 6% in years 2007, 2008, and 2009, and 9% thereafter. Some interpretations of the Act have raised concerns as to the extent that U.S. government contractors can claim full benefits under the domestic production activities incentive. Technical corrections to the Act intended to address these concerns have been jointly introduced by both Democratic and Republican leaders of the the congressional tax-writing committees. The Company does not expect the provisions of the Act to have a material impact on its 2005 tax rate but they may affect future years.

In addition, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The Company does not expect the tax liability related to any repatriation undertaken pursuant to the Act to be material.

9. Pension and Other Employee Benefits

The Company has pension plans covering the majority of its employees, including certain employees in foreign countries (Pension Benefits). In addition to providing Pension Benefits, the Company provides certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The following outlines the components of net periodic benefit cost of the Company’s domestic and foreign Pension Benefits plans:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions)
Service cost	$96	$85	$192	$170
Interest cost	208	204	416	408
Expected return on plan assets	(228)	(217)	(456)	(431)
Amortization of prior service cost	5	4	10	9
Recognized net actuarial loss	122	106	244	212

Net periodic benefit cost	$203	$182	$406	$368

Net periodic benefit cost also includes expense from foreign pension plans of $8 million and $7 million in the three months ended June 26, 2005 and June 27, 2004 and $16 million and $15 million in the six months ended June 26, 2005 and June 27, 2004, respectively.

The Company expects total contributions (required and discretionary) to the Pension Benefits plans to be approximately $515 million in 2005.

The following outlines the components of net periodic benefit cost of the Company’s domestic and foreign Other Benefits plans:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions)
Service cost	$3	$4	$7	$8
Interest cost	19	24	38	49
Expected return on plan assets	(9)	(8)	(19)	(15)
Amortization of transition asset	2	6	4	12
Amortization of prior service cost	(13)	(12)	(26)	(25)
Recognized net actuarial loss	8	11	16	24

Net periodic benefit cost	$10	$25	$20	$53

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. In the six months ended June 27, 2004, the cumulative effect of change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.10 per basic and diluted share. Using the Company’s year-end as the measurement date for Pension Benefits and Other Benefit plans more appropriately reflects the plans’ financial status for the years then ended.

The following adjusts reported income (loss) before accounting change and basic and diluted earnings (loss) per share (EPS) before accounting change as if the change in accounting principle had been applied prior to the periods presented:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions, except per share amounts)
Reported income (loss) before accounting change	$201	$(108)	$367	$(21)
Change in accounting principle, net of tax	—	—	—	—

Adjusted income (loss) before accounting change	$201	$(108)	$367	$(21)

Basic EPS before accounting change	$0.45	$(0.25)	$0.82	$(0.05)
Change in accounting principle, net of tax	—	—	—	—

Adjusted basic EPS before accounting change	$0.45	$(0.25)	$0.82	$(0.05)

Diluted EPS before accounting change	$0.44	$(0.25)	$0.81	$(0.05)
Change in accounting principle, net of tax	—	—	—	—

Adjusted diluted EPS before accounting change	$0.44	$(0.25)	$0.81	$(0.05)

The following adjusts reported net income (loss) and basic and diluted earnings (loss) per share (EPS) as if the change in accounting principle had been applied prior to the periods presented:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions, except per share amounts)
Reported net income (loss)	$201	$(108)	$367	$20
Change in accounting principle, net of tax	—	—	—	(41)

Adjusted net income (loss)	$201	$(108)	$367	$(21)

Reported basic EPS	$0.45	$(0.25)	$0.82	$0.05
Change in accounting principle, net of tax	—	—	—	(0.10)

Adjusted basic EPS	$0.45	$(0.25)	$0.82	$(0.05)

Reported diluted EPS	$0.44	$(0.25)	$0.81	$0.05
Change in accounting principle, net of tax	—	—	—	(0.10)

Adjusted diluted EPS	$0.44	$(0.25)	$0.81	$(0.05)

10. Business Segment Reporting

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

Segment financial results were as follows:

	Net Sales Three Months Ended		Net Sales Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions)
Integrated Defense Systems	$940	$870	$1,846	$1,709
Intelligence and Information Systems	630	583	1,172	1,107
Missile Systems	1,007	939	1,997	1,904
Network Centric Systems	804	758	1,566	1,462
Space and Airborne Systems	1,060	985	2,017	1,998
Technical Services	509	478	976	928
Aircraft	687	570	1,129	944
Other	189	153	381	328
Corporate and Eliminations	(417)	(407)	(731)	(775)

Total	$5,409	$4,929	$10,353	$9,605

Defense businesses after eliminations	$4,533	$4,206	$8,843	$8,333

Intersegment sales in the three months ended June 26, 2005 and June 27, 2004, respectively, included $24 million and $36 million for Integrated Defense Systems, $7 million and $11 million for Intelligence and Information Systems, $9 million and $3 million for Missile Systems, $93 million and $119 million for Network Centric Systems, $144 million and $104 million for Space and Airborne Systems, and $140 million and $134 million for Technical Services. Aircraft net sales do not include intersegment aircraft, parts, and service sales to Flight Options of $24 million and $59 million in the three months ended June 26, 2005 and June 27, 2004, respectively.

Intersegment sales in the six months ended June 26, 2005 and June 27, 2004, respectively, included $42 million and $70 million for Integrated Defense Systems, $15 million and $23 million for Intelligence and Information Systems, $14 million and $7 million for Missile Systems, $177 million and $219 million for Network Centric Systems, $219 million and $198 million for Space and Airborne Systems, and $264 million and $258 million for Technical Services. Aircraft net sales do not include intersegment aircraft, parts, and service sales to Flight Options of $45 million and $78 million in the six months ended June 26, 2005 and June 27, 2004, respectively.

	Operating Income Three Months Ended		Operating Income Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions)
Integrated Defense Systems	$139	$104	$260	$198
Intelligence and Information Systems	59	52	109	97
Missile Systems	104	106	209	213
Network Centric Systems	78	64	157	118
Space and Airborne Systems	146	142	301	271
Technical Services	38	35	69	66
Aircraft	33	23	35	(5)
Other	(20)	(7)	(41)	(22)
FAS/CAS Pension Adjustment	(116)	(118)	(232)	(239)
Corporate and Eliminations	(34)	(61)	(63)	(106)

Total	$427	$340	$804	$591

Defense businesses after eliminations	$528	$472	$1,042	$898

Aircraft operating income does not include profit on intersegment aircraft sales to Flight Options (FO) until the underlying aircraft has been sold by FO.

The following table reconciles operating income to income (loss) from continuing operations before taxes:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions)
Operating income	$427	$340	$804	$591
Non-operating expense, net	(70)	(462)	(151)	(567)

Income (loss) from continuing operations before taxes	$357	$(122)	$653	$24

	Operating Margin Three Months Ended		Operating Margin Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Integrated Defense Systems	14.8%	12.0%	14.1%	11.6%
Intelligence and Information Systems	9.4	8.9	9.3	8.8
Missile Systems	10.3	11.3	10.5	11.2
Network Centric Systems	9.7	8.4	10.0	8.1
Space and Airborne Systems	13.8	14.4	14.9	13.6
Technical Services	7.5	7.3	7.1	7.1
Aircraft	4.8	4.0	3.1	(0.5)
Other	(10.6)	(4.6)	(10.8)	(6.7)
FAS/CAS Pension Adjustment Corporate and Eliminations
Total	7.9%	6.9%	7.8%	6.2%

Defense businesses after eliminations	11.6%	11.2%	11.8%	10.8%

	Free Cash Flow Three Months Ended		Free Cash Flow Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions)
Integrated Defense Systems	$70	$322	$160	$193
Intelligence and Information Systems	58	77	15	34
Missile Systems	231	233	282	192
Network Centric Systems	142	57	2	(72)
Space and Airborne Systems	69	222	(178)	107
Technical Services	32	(12)	14	3
Aircraft	(59)	(9)	(7)	47
Other	15	(68)	24	(50)
Corporate	178	(2)	86	166

Total	$736	$820	$398	$620

Government and defense businesses	$602	$899	$295	$457

Corporate free cash flow includes the difference between amounts charged to the segments for interest and taxes on an intercompany basis and the amounts actually paid by the Company. Also included in Corporate free cash flow in the six months ended June 26, 2005 was a $200 million discretionary contribution to its pension plans.

The following table reconciles free cash flow to net cash provided by operating activities from continuing operations:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions)
Free cash flow	$736	$820	$398	$620
Plus: Expenditures for property, plant, and equipment	64	74	112	134
Capitalized expenditures for internal use software	20	25	36	50

Net cash provided by operating activities from continuing operations	$820	$919	$546	$804

	Identifiable Assets
	June 26, 2005	Dec. 31, 2004
	(In millions)
Integrated Defense Systems	$1,738	$1,756
Intelligence and Information Systems	1,938	1,916
Missile Systems	4,537	4,598
Network Centric Systems	3,791	3,755
Space and Airborne Systems	4,390	4,223
Technical Services	1,356	1,379
Aircraft	2,373	2,327
Other	1,243	1,235
Corporate	2,595	2,945
Discontinued Operations	17	19

Total	$23,978	$24,153

11. Other Expense, net

The components of other expense, net were as follows:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(In millions)
Securities and Exchange Commission settlement offer	$—	$—	$12	$—
Settlement of class action lawsuit	—	325	—	325
Loss on debt and subordinated notes payable repurchases	—	37	—	37
Gain on sale of aviation support business	—	—	—	(4)
Other	—	1	5	5

Total	$—	$363	$17	$363

12.	Discontinued Operations

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

The Company recorded net charges of $13 million and $18 million in the three months ended June 26, 2005 and June 27, 2004, respectively, and $55 million and $32 million in the six months ended June 26, 2005 and June 27, 2004, respectively, for program management, legal, and other costs related to RE&C. Included in the six months ended June 26, 2005, was a $39 million charge for the settlement of a class action lawsuit related to the sale of RE&C to WGI as discussed in Note 13, Commitments and Contingencies. This charge does not reflect any insurance proceeds that may be realized in the future as this amount is not currently estimable.

In the three months ended June 26, 2005, the Company also recorded an additional $23 million after-tax charge for an estimated liability for foreign tax-related matters. Although not expected to be material, additional losses on foreign tax-related matters could be recorded in the future as estimates are revised or the underlying matters are settled.

Liabilities from discontinued operations included net current liabilities related to RE&C of $26 million and $17 million at June 26, 2005 and December 31, 2004, respectively.

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

The Company recorded charges related to AIS of $4 million in the three months ended June 27, 2004, and $4 million and $11 million in the six months ended June 26, 2005 and June 27, 2004, respectively, primarily related to the BBJ program.

Assets and liabilities related to AIS included net current assets of $17 million at June 26, 2005 and $19 million at December 31, 2004 and net current liabilities of $5 million and $7 million at June 26, 2005 and December 31, 2004, respectively.

In the three months ended June 26, 2005, the total loss from discontinued operations was $13 million pretax, $32 million after-tax, or $0.07 per basic and diluted share, versus $22 million pretax, $14 million after-tax, or $0.03 per basic and diluted share in the three months ended June 27, 2004.

In the six months ended June 26, 2005, the total loss from discontinued operations was $59 million pretax, $62 million after-tax, or $0.14 per basic and diluted share, versus $43 million pretax, $28 million after-tax, or $0.07 per basic and diluted share in the six months ended June 27, 2004.

13. Commitments and Contingencies

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $125 million. Discounted at a weighted-average risk-free rate of 5.8 percent, the Company estimates the liability to be $94 million before U.S. government recovery and had this amount accrued at June 26, 2005. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $52 million at June 26, 2005 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations. Approximately $311 million, $799 million, and $80 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at June 26, 2005, respectively, and $294 million, $827 million, and $250 million were outstanding at December 31, 2004, respectively. These instruments expire on various dates through 2015. At June 26, 2005, the amount of guarantees, letters of credit, and surety bonds, for which there were stated values, that remained outstanding was $94 million, $8 million, and $64 million, respectively, related to discontinued operations and are included in the numbers above. Additional guarantees of project performance for which there is no stated value also remain outstanding.

In 1997, the Company provided a first loss guarantee, which remains outstanding, of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems.

The Company’s Other segment results were primarily comprised of the operations of Flight Options (FO). The higher losses in 2005 are due to increased aircraft charter expense due to the operational impacts primarily from older aircraft in the fleet, and customer demand. The older aircraft in the fleet are being retired and replaced by newer aircraft over the next five years. FO is also taking action to reduce the number of different types of aircraft in its fleet from twelve to four and in the interim to reduce current operating costs. Although FO management believes that these actions will result in improved financial results, there can be no assurance that these actions will have the expected effect.

In June 2003, the Company participated in a financial recapitalization of FO and exchanged certain FO debt for equity. The Company now owns approximately 69 percent of FO and is consolidating FO’s results in its financial statements. The Company is recording 100 percent of FO’s losses since the Company has been meeting all of FO’s financing requirements. In the second quarter of 2005, the Company loaned FO an additional $50 million. The Company’s investment in FO, including goodwill, was approximately $189 million at June 26, 2005. The Company and the minority equity owners in FO are currently exploring a further financial recapitalization of FO which will likely involve further investment by the Company in FO. Although the Company was prepared to make a further investment, the conditions for such further investment and financial recapitalization by the Company are the subjects of a dispute between the Company and the minority equity owners in FO. In June 2005, the Company and FO had agreed to a $50 million equity infusion which was objected to by the minority equity owners of FO and which is now in arbitration. FO requires further advances or other capital investment in order to meet minimum liquidity requirements. If losses at FO were to continue over the longer-term or sufficient funds are not made available to FO, the Company’s investment in FO could become impaired. In addition, the minority equity owners have sought to effect a merger of affiliates of FO and the minority equity owners where FO would assume certain liabilities and contingencies. This merger is required only in circumstances where the liabilities and contingencies assumed have a fair value not greater than $25 million at the time of the merger. The Company has not agreed that the conditions for the merger have been satisfied and the merger is the subject of ongoing discussions among FO, the Company, and the minority equity owners.

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

In May 2004, without admitting any liability or wrongdoing, the Company reached an agreement to settle a securities class action lawsuit originally filed in 1999 on behalf of the Company and all individual defendants. The terms of the settlement include a cash payment of $210 million and the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants which is expected to occur in 2005. In December 2004, the court approved the settlement, resolving all claims asserted against the Company and the individual defendants. In connection with the settlement, the Company recorded a charge of $329 million in the three months ended June 27, 2004, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement. The charge for the settlement will be revised to reflect the actual fair value of the warrants upon issuance. In 2004, the Company paid $210 million into escrow in connection with the settlement. At June 26, 2005, the insurance receivable balance was $80 million. In July 2004, without admitting any liability or wrongdoing, the Company and the individual defendants reached an agreement to settle a derivative action related to this class action lawsuit. The settlement, which was approved by the court in July 2005, will resolve all claims in the case and is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

In May 2005, without admitting any liability or wrongdoing, the Company and individual defendants reached an agreement to settle a class action lawsuit originally filed in 2001. The settlement, which was approved by the court in July 2005, includes a cash payment by the Company of $39 million, which the Company accrued in the three months ended March 27, 2005, and will resolve all claims in the case. In the three months ended June 26, 2005, the Company paid $39 million into escrow in connection with the settlement. In November 2004, without admitting any liability or wrongdoing, the individual defendants and the Company reached a tentative agreement to settle a derivative action related to this class action lawsuit. The settlement, which is subject to court approval, will resolve all claims in the case and is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

In May 2003, two purported class action lawsuits were filed on behalf of participants in the Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both lawsuits are substantially similar and have been consolidated into a single action. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in the Company’s stock since October 7, 1998. The Second Consolidated Amended ERISA Complaint alleges that the Company, its Pension and Investment Group, and its Investment Committee breached ERISA fiduciary duties by failing to: (1) prudently and loyally manage plan assets, (2) monitor the Pension and Investment Group and the Investment Committee and provide them with accurate information, (3) provide complete and accurate information to plan participants and beneficiaries, and (4) avoid conflicts of interest. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint. Although the Company believes that it and the other defendants have meritorious defenses and intends to contest this lawsuit vigorously, an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, results of operations, and liquidity. The Company is not presently able to reasonably estimate potential losses, if any, related to this lawsuit.

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

14. Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The effect of adopting FIN 47 on the Company’s financial position and results of operations has not yet been determined.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS No. 123R). SFAS No. 123R requires the recognition of compensation expense related to stock options under SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the effective date for this accounting standard was deferred until the first annual period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R prospectively in the first quarter of 2006 with an anticipated impact to earnings per share of less than $0.02 per share for the year 2006.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations – Second Quarter 2005 Compared with Second Quarter 2004

Net sales were $5.4 billion in the second quarter of 2005 versus $4.9 billion in the second quarter of 2004. The increase in sales was due to higher U.S. government expenditures in the Company’s defense businesses as well as higher sales at Raytheon Aircraft. Total sales to the U.S. Department of Defense (DoD) were 66 percent of sales in the second quarter of

2005 versus 69 percent in the second quarter of 2004. Total sales to the U.S. government, including foreign military sales, were 74 percent of sales in the second quarter of 2005 versus 75 percent in the second quarter of 2004. Total international sales, including foreign military sales, were $1,049 million or 19 percent of sales in the second quarter of 2005 versus $832 million or 17 percent of sales in the second quarter of 2004.

Gross margin, net sales less cost of sales, in the second quarter of 2005 was $919 million or 17.0 percent of sales versus $812 million or 16.5 percent of sales in the second quarter of 2004. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $116 million and $118 million of expense in the second quarter of 2005 and 2004, respectively.

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

Administrative and selling expenses were $356 million or 6.6 percent of sales in the second quarter of 2005 versus $345 million or 7.0 percent of sales in the second quarter of 2004.

Research and development expenses were $136 million or 2.5 percent of sales in the second quarter of 2005 versus $127 million or 2.6 percent of sales in the second quarter of 2004.

Operating income was $427 million or 7.9 percent of sales in the second quarter of 2005 versus $340 million or 6.9 percent of sales in the second quarter of 2004. The changes in operating income by segment are discussed below.

Interest expense in the second quarter of 2005 was $82 million versus $109 million in the second quarter of 2004. The decrease in interest expense in the second quarter of 2005 was primarily due to lower average debt.

Other expense, net in the second quarter of 2004 was $363 million. Included in other expense, net in the second quarter of 2004 was a $325 million charge related to the settlement of a securities class action lawsuit described below in Financial Condition and Liquidity and a $37 million charge related to the Company’s repurchase of long-term debt and subordinated notes payable described below in Capital Structure and Resources.

The effective tax rate was 34.7 percent and 23.0 percent in the second quarter of 2005 and 2004, respectively, reflecting the U.S. statutory rate of 35 percent reduced by ESOP dividend deductions, export-related tax benefits, and research and development tax credits applicable to certain government contracts. Included in the effective tax rate in the second quarter of 2005 was a $5 million accrual related to certain federal and foreign tax issues. Included in the effective tax rate in the second quarter of 2004 was an $8 million valuation allowance related to the anticipated expiration of certain foreign tax credits as a result of the $329 million charge related to the settlement of a securities class action lawsuit described below in Financial Condition and Liquidity.

Income from continuing operations was $233 million in the second quarter of 2005, or $0.51 per diluted share on 455.1 million average shares outstanding versus a loss from continuing operations of $94 million in the second quarter of 2004, or $0.22 per diluted share on 434.6 million average shares outstanding.

The loss from discontinued operations, described below in Discontinued Operations, was $32 million after-tax, or $0.07 per diluted share in the second quarter of 2005 versus $14 million after-tax, or $0.03 per diluted share in the second quarter of 2004.

Net income in the second quarter of 2005 was $201 million, or $0.44 per diluted share versus a net loss of $108 million, or $0.25 per diluted share in the second quarter of 2004.

Segment Results

Integrated Defense Systems had sales of $940 million in the second quarter of 2005 versus $870 million in the second quarter of 2004. The increase in sales was due to growth on international Patriot programs and the Cobra Judy Replacement Mission Equipment program partially offset, as expected, by lower sales on the Sea-Based Radar program. Operating income was $139 million in the second quarter of 2005 versus $104 million in the second quarter of 2004. The increase in operating margin was due to higher sales on international programs and profit adjustments on contracts nearing completion.

Intelligence and Information Systems had sales of $630 million in the second quarter of 2005 versus $583 million in the second quarter of 2004. The increase in sales was due to growth in classified programs. Operating income was $59 million in the second quarter of 2005 versus $52 million in the second quarter of 2004.

Missile Systems had sales of $1,007 million in the second quarter of 2005 versus $939 million in the second quarter of 2004. The increase in sales was due to the ramp up on Tactical Tomahawk and several new programs. Operating income was $104 million in the second quarter of 2005 versus $106 million in the second quarter of 2004. The decline in operating margin in 2005 was due to the completion of cost recovery for prior year restructuring actions. The costs related to these restructuring actions were accrued in 1997 through 2000, but were being recovered through the pricing of products and services to the U.S. government over a five-year period. The wind-down of this recovery was substantially completed in 2004.

Network Centric Systems had sales of $804 million in the second quarter of 2005 versus $758 million in the second quarter of 2004. The increase was due to increased effort on development programs and communication programs. Operating income was $78 million in the second quarter of 2005 versus $64 million in the second quarter of 2004. The increase in operating margin was due to improved performance partially offset by lower joint venture income.

Space and Airborne Systems had sales of $1,060 million in the second quarter of 2005 versus $985 million in the second quarter of 2004. The increase in sales was due to growth in ATFLIR production and airborne radar programs. Operating income was $146 million in the second quarter of 2005 versus $142 million in the second quarter of 2004.

Technical Services had sales of $509 million in the second quarter of 2005 versus $478 million in the second quarter of 2004. Operating income was $38 million in the second quarter of 2005 versus $35 million in the second quarter of 2004.

Raytheon Aircraft had sales of $687 million in the second quarter of 2005 versus $570 million in the second quarter of 2004. The increase in sales was due to higher new and used aircraft sales. Operating income was $33 million in the second quarter of 2005 versus $23 million in the second quarter of 2004. The increase in operating income was due to higher sales volume and aircraft mix.

The Other segment had sales of $189 million in the second quarter of 2005 versus $153 million in the second quarter of 2004. The Other segment had an operating loss of $20 million in the second quarter of 2005 versus an operating loss of $7 million in the second quarter of 2004. The Other segment’s results were primarily comprised of the operations of Flight Options.

Six Months 2005 Compared with Six Months 2004

Net sales in the first six months of 2005 were $10.4 billion versus $9.6 billion in the first six months of 2004. The increase in sales was due to higher U.S. government expenditures in the Company’s defense businesses as well as higher sales at Raytheon Aircraft. Sales to the U.S. DoD were 68 percent of sales in the first six months of 2005 versus 70 percent of sales in the first six months of 2004. Total sales to the U.S. government, including foreign military sales, were 75 percent of sales in the first six months of 2005 versus 76 percent of sales in the first six months of 2004. Total international sales, including foreign military sales, were $1,940 million or 19 percent of sales in the first six months of 2005 versus $1,736 million or 18 percent of sales in the first six months of 2004.

Gross margin, net sales less cost of sales, in the first six months of 2005 was $1.7 billion or 16.9 percent of sales versus $1.5 billion or 15.5 percent of sales in the first six months of 2004. Included in gross margin was a FAS/CAS Pension Adjustment, described above, of $232 million and $239 million of expense in the first six months of 2005 and 2004, respectively.

Administrative and selling expenses were $705 million or 6.8 percent of sales in the first six months of 2005 versus $659 million or 6.9 percent of sales in the first six months of 2004.

Research and development expenses were $236 million or 2.3 percent of sales in the first six months of 2005 versus $242 million or 2.5 percent of sales in the first six months of 2004.

Operating income was $804 million or 7.8 percent of sales in the first six months of 2005 versus $591 million or 6.2 percent of sales in the first six months of 2004. The changes in operating income by segment are discussed below.

Interest expense in the first six months of 2005 was $158 million versus $226 million in the first six months of 2004. The decrease in interest expense in 2005 was primarily due to lower average debt.

Other expense, net in the first six months of 2005 was $17 million versus $363 million in the first six months of 2004. Included in other expense, net in the first six months of 2005 was a $12 million charge related to the Company’s proposed settlement with the Securities and Exchange Commission (SEC) as described in Note 13, Commitments and Contingencies of the Notes to the Financial Statements. Included in other expense, net in the first six months of 2004 was a $325 million charge related to the settlement of a securities class action lawsuit described below in Financial Condition and Liquidity and a $37 million charge related to the Company’s repurchase of long-term debt and subordinated notes payable described below in Capital Structure and Resources.

The effective tax rate was 34.3 percent and 70.8 percent in the first six months of 2005 and 2004, respectively, reflecting the U.S. statutory rate of 35 percent reduced by ESOP dividend deductions, export-related tax benefits, and research and development tax credits applicable to certain government contracts. Included in the effective tax rate for the first six months of 2005 was the impact of the $12 million nondeductible proposed settlement with the SEC and a $5 million accrual related to certain federal and foreign tax issues. Included in the effective tax rate in the second quarter of 2004 was an $8 million valuation allowance related to the anticipated expiration of certain foreign tax credits as a result of the $329 million charge related to the settlement of a securities class action lawsuit described below in Financial Condition and Liquidity. The 2004 effective tax rate was also affected by the low level of pretax earnings.

Income from continuing operations was $429 million in the first six months of 2005, or $0.94 per diluted share on 455.6 million average shares outstanding versus $7 million in the first six months of 2004, or $0.02 per diluted share on 429.3 million average shares outstanding. The increase in average shares outstanding was due primarily to common stock issued in connection with the Company’s equity security units described below in Capital Structure and Resources.

The loss from discontinued operations, described below in Discontinued Operations, was $62 million after-tax, or $0.14 per diluted share in the first six months of 2005 versus $28 million after-tax, or $0.07 per diluted share in the first six months of 2004.

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

Net income in the first six months of 2005 was $367 million, or $0.81 per diluted share versus $20 million, or $0.05 per diluted share in the first six months of 2004.

Segment Results

Integrated Defense Systems had sales of $1,846 million in the first six months of 2005 versus $1,709 million in the first six months of 2004. The increase in sales was due to growth on international Patriot programs and the Cobra Judy Replacement Mission Equipment program partially offset, as expected, by lower sales on the Sea-Based Radar program. Operating income was $260 million in the first six months of 2005 versus $198 million in the first six months of 2004. The increase in operating margin was due to higher sales on international programs and profit adjustments on contracts nearing completion.

Intelligence and Information Systems had sales of $1,172 million in the first six months of 2005 versus $1,107 million in the first six months of 2004. The increase in sales was due to growth in classified programs. Operating income was $109 million in the first six months of 2005 versus $97 million in the first six months of 2004.

Missile Systems had sales of $1,997 million in the first six months of 2005 versus $1,904 million in the first six months of 2004. The increase in sales was due primarily to the ramp up on several new programs. Operating income was $209 million in the first six months of 2005 versus $213 million in the first six months of 2004. The decline in operating margin in 2005 was due to the wind-down of cost recovery for prior year restructuring actions. The costs related to these restructuring actions were accrued in 1997 through 2000, but were being recovered through the pricing of products and services to the U.S. government over a five year period. The wind-down of this recovery was substantially completed in 2004.

Network Centric Systems had sales of $1,566 million in the first six months of 2005 versus $1,462 million in the first six months of 2004. The increase was due to increased effort on development programs and communications programs. Operating income was $157 million in the first six months of 2005 versus $118 million in the first six months of 2004. The increase in operating margin was due to improved performance.

Space and Airborne Systems had sales of $2,017 million in the first six months of 2005 versus $1,998 million in the first six months of 2004. Operating income was $301 million in the first six months of 2005 versus $271 million in the first six months of 2004. The increase in operating margin in 2005 was due to profit adjustments on contracts nearing completion and favorable resolution of certain unbilled items.

Technical Services had sales of $976 million in the first six months of 2005 versus $928 million in the first six months of 2004. Operating income was $69 million in the first six months of 2005 versus $66 million in the first six months of 2004. The sales growth rate in the first six months of 2005 is not expected to continue for the remainder of the year.

Raytheon Aircraft had sales of $1,129 million in the first six months of 2005 versus $944 million in the first six months of 2004. The increase in sales was due to higher new and used aircraft sales. Operating income was $35 million in the first six months of 2005 versus an operating loss of $5 million in the first six months of 2004. The increase in operating income was due to higher new and used aircraft sales combined with continued productivity and cost savings improvements. The Company has made a significant investment in its Premier and Horizon aircraft, the realization of which is contingent upon future sales at forecasted prices and reductions in production costs on future deliveries.

During the fourth quarter of 2004, the Federal Aviation Administration (FAA) granted a provisional type certification for the Horizon aircraft. Final certification is expected in 2005.

Raytheon Aircraft’s collective bargaining agreement with the International Association of Machinist (IAM) union expires on July 31, 2005 and negotiations of a new agreement are ongoing. A vote on ratification of the new agreement is expected to occur on July 30, 2005. At this time, the Company can not predict the outcome or impact of the negotiations or any subsequent vote.

The Other segment had sales of $381 million in the first six months of 2005 versus $328 million in the first six months of 2004. The Other segment had an operating loss of $41 million in the first six months of 2005 versus $22 million in the first six months of 2004.

The Other segment’s results were primarily comprised of the operations of Flight Options (FO). The higher losses in 2005 are due to increased aircraft charter expense due to the operational impacts primarily from older aircraft in the fleet, and customer demand. The older aircraft in the fleet are being retired and replaced by newer aircraft over the next five years. FO is also taking action to reduce the number of different types of aircraft in its fleet from twelve to four and in the interim to reduce current operating costs. Although FO management believes that these actions will result in improved financial results, there can be no assurance that these actions will have the expected effect.

In June 2003, the Company participated in a financial recapitalization of FO and exchanged certain FO debt for equity. The Company now owns approximately 69 percent of FO and is consolidating FO’s results in its financial statements. The Company is recording 100 percent of FO’s losses since the Company has been meeting all of FO’s financing requirements. In the second quarter of 2005, the Company loaned FO an additional $50 million. The Company’s investment in FO, including goodwill, was approximately $189 million at June 26, 2005. The Company and the minority equity owners in FO are currently exploring a further financial recapitalization of FO which will likely involve further investment by the Company in FO. Although the Company was prepared to make a further investment, the conditions for such further investment and financial recapitalization by the Company are the subjects of a dispute between the Company and the minority equity owners in FO. In June 2005, the Company and FO had agreed to a $50 million equity infusion which was objected to by the minority equity owners of FO and which is now in arbitration. FO requires further advances or other capital investment, in order to meet minimum liquidity requirements. If losses at FO were to continue over the longer-term or sufficient funds are not made available to FO, the Company’s investment in FO could become impaired. In addition, the minority equity owners have sought to effect a merger of affiliates of FO and the minority equity owners where FO would assume certain liabilities and contingencies. This merger is required only in circumstances where the liabilities and contingencies assumed have a fair value not greater than $25 million at the time of the merger. The Company has not agreed that the conditions for the merger have been satisfied and the merger is the subject of ongoing discussions among FO, the Company, and the minority equity owners.

Commuter aircraft customers are generally thinly capitalized companies that are dependent on the commuter aircraft industry. These customers could be significantly affected by sustained higher fuel costs and possible industry consolidation. These factors could have a material adverse effect on the financial strength of these customers. At June 26, 2005 and December 31, 2004, the Company’s exposure on commuter-related assets was approximately $565 million consisting of 274 aircraft and approximately $614 million consisting of 297 aircraft, respectively.

Backlog consisted of the following at:

	June 26, 2005	Dec. 31, 2004
	(In millions)
Integrated Defense Systems	$7,453	$6,628
Intelligence and Information Systems	4,019	4,066
Missile Systems	8,619	8,341
Network Centric Systems	4,332	3,587
Space and Airborne Systems	5,715	5,216
Technical Services	1,644	1,773
Aircraft	2,499	2,638
Other	270	294

Total	$34,551	$32,543

Defense businesses included above	$31,782	$29,611

U.S. government backlog included above	$28,018	$25,525

Funded backlog consisted of the following at:

	June 26, 2005	Dec. 31, 2004
	(In millions)
Integrated Defense Systems	$3,630	$3,454
Intelligence and Information Systems	840	811
Missile Systems	4,931	4,517
Network Centric Systems	3,052	2,623
Space and Airborne Systems	3,129	3,127
Technical Services	936	939
Aircraft	2,499	2,638
Other	270	294

Total	$19,287	$18,403

Defense businesses included above	$16,518	$15,471

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

Gross bookings were as follows:

	Six Months Ended
	June 26, 2005	June 27, 2004
	(In millions)
Integrated Defense Systems	$3,471	$1,838
Intelligence and Information Systems	1,111	985
Missile Systems	2,244	5,030
Network Centric Systems	2,266	1,741
Space and Airborne Systems	2,249	2,764
Technical Services	554	539
Aircraft	1,074	1,276
Other	376	313

Total	$13,345	$14,486

Defense businesses included above	$11,895	$12,897

In the second quarter of 2005, Integrated Defense Systems booked $1.7 billion to continue the ship system integration and detail design for the U.S. Navy’s DD(X) Destroyer. In the first quarter of 2004, Missile Systems booked $2.1 billion for the Kinetic Energy Interceptor system contract.

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

The Company recorded net charges of $13 million and $18 million in the second quarter of 2005 and 2004, respectively, and $55 million and $32 million in the first six months of 2005 and 2004, respectively, for program management, legal, and other costs related to RE&C. Included in the first six months of 2005, was a $39 million charge for the settlement of a class action lawsuit related to the sale of RE&C to WGI as discussed in Note 13, Commitments and Contingencies, of the Notes to the Financial Statements.

This charge does not reflect any insurance proceeds that may be realized in the future as this amount is not currently estimable.

In the second quarter of 2005, the Company also recorded an additional $23 million after-tax charge for an estimated liability for foreign tax-related matters. Although not expected to be material, additional losses on foreign tax-related matters could be recorded in the future as estimates are revised or the underlying matters are settled.

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

The Company recorded charges related to AIS of $4 million in the second quarter of 2004, and $4 million and $11 million in the first six months of 2005 and 2004, respectively, primarily related to the BBJ program.

In the second quarter of 2005, the total loss from discontinued operations was $13 million pretax, $32 million after-tax, or $0.07 per basic and diluted share, versus $22 million pretax, $14 million after-tax, or $0.03 per basic and diluted share in the second quarter of 2004.

In the first six months of 2005, the total loss from discontinued operations was $59 million pretax, $62 million after-tax, or $0.14 per basic and diluted share, versus $43 million pretax, $28 million after-tax, or $0.07 per basic and diluted share in the first six months of 2004.

Net cash used in operating activities from discontinued operations related to RE&C was $45 million in the first six months of 2005 versus net cash used of $10 million in the first six months of 2004. The Company expects its operating cash flow to be negatively affected by approximately $25 million in the remainder of 2005 which includes project completion, legal, and management costs related to RE&C. Further increases in project costs may increase the estimated operating cash outflow for RE&C in 2005.

Financial Condition and Liquidity

Net cash provided by operating activities was $494 million in the first six months of 2005 versus net cash provided by operating activities of $788 million in the first six months of 2004. In the first six months of 2005, the Company contributed $340 million to the Company’s pension plans, $200 million of which was discretionary versus $158 million in the first six months of 2004. Net cash tax payments are expected to be approximately $60 million in 2005 versus $5 million in 2004.

Total contributions (required and discretionary) to the Company’s pension plans are expected to be approximately $515 million in 2005. Congress is currently considering pension funding reform legislation which would increase funding requirements for most companies sponsoring defined benefit pension plans. If enacted, the pension funding reform legislation could result in an increase in the Company’s pension contribution requirement beginning in 2006.

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the 2004 statement of cash flows. In 2005, these items were funded by cash.

The Company provides long-term financing to its aircraft customers. Origination of financing receivables in the first six months of 2005 was $91 million versus $157 million in the first six months of 2004. Collection of financing receivables not sold was $163 million in the first six months of 2005 versus $254 million in the first six months of 2004.

Net cash used in investing activities in the first six months of 2005 was $187 million versus $324 million in the first six months of 2004. Capital expenditures were $112 million in the first six months of 2005 versus $134 million in the first six months of 2004. Capital expenditures for the full year 2005 are expected to be approximately $390 million. Capitalized expenditures for internal use software were $36 million in the first six months of 2005 versus $50 million in the first six months of 2004. Capitalized expenditures for internal use software are expected to be approximately $110 million in 2005 as the Company continues to convert significant portions of existing financial systems to an integrated financial system. In the first quarter of 2005, the Company paid the third and final installment of $60 million related to the 2003 acquisition of Solipsys Corporation. The second installment of $70 million was paid in the first quarter of 2004.

Net cash used in financing activities was $409 million in the first six months of 2005 versus net cash used of $121 million in the first six months of 2004. Dividends paid to stockholders were $190 million in the first six months of 2005 versus $168 million in the first six months of 2004. The quarterly dividend rate was $0.22 per share for the first six months of 2005 versus $0.20 per share for the first two quarters of 2004.

In 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s outstanding common stock. In the first six months of 2005, the Company repurchased $192 million of common stock under this program.

Capital Structure and Resources

Total debt was $5.1 billion at June 26, 2005 and $5.2 billion at December 31, 2004. Cash and cash equivalents were $454 million at June 26, 2005 and $556 million at December 31, 2004. At June 26, 2005, the cash and cash equivalent balance included approximately $100 million of cash held by foreign subsidiaries. Total debt, as a percentage of total capital, was 32.5 percent at June 26, 2005 versus 32.8 percent at December 31, 2004.

In the second quarter of 2004, the Company repurchased long-term debt and subordinated notes payable with a par value of $877 million at a loss of $37 million pretax.

The Company’s most restrictive financial bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA) to be at least 3.0 times net interest expense for the prior four quarters. The Company was in compliance with the interest coverage ratio covenant during the first six months of 2005.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.2 billion at June 26, 2005 and $2.3 billion at December 31, 2004. There were no borrowings outstanding at June 26, 2005. The Company had approximately $100 million of outstanding letters of credit and $79 million of commercial paper borrowings outstanding at June 26, 2005 which effectively reduced the Company’s borrowing capacity under the lines of credit to $2.0 billion. There were no borrowings outstanding under these lines of credit at December 31, 2004.

In the second quarter of 2004, in accordance with the terms of the Company’s equity security units, the Company received proceeds of $863 million and issued 27.0 million shares of common stock.

The Company has on file a shelf registration with the Securities and Exchange Commission for the issuance of up to $3.0 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts, under which $1.3 billion remained outstanding at June 26, 2005. A majority of the remaining availability under the shelf registration is expected to be used in connection with the settlement of a class action lawsuit, described in Note 13, Commitments and Contingencies of the Notes to the Financial Statements.

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

Commitments and Contingencies

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $125 million. Discounted at a weighted-average risk-free rate of 5.8 percent, the Company estimates the liability to be $94 million before U.S. government recovery and had this amount accrued at June 26, 2005. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $52 million at June 26, 2005 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations. Approximately $311 million, $799 million, and $80 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at June 26, 2005, respectively, and $294 million, $827 million, and $250 million were outstanding at December 31, 2004, respectively. These instruments expire on various dates through 2015. At June 26, 2005, the amount of guarantees, letters of credit, and surety bonds, for which there were stated values, that remained outstanding was $94 million, $8 million, and $64 million, respectively, related to discontinued operations and are included in the numbers above. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company. Individually and in the aggregate, these investigations are not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity. Raytheon Aircraft is also subject to oversight by the Federal Aviation Administration (the “FAA”). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect the Raytheon Aircraft’s financial position, results of operations, and liquidity including recovery of its investment in its newer aircraft.

Accounting Standards

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The effect of adopting FIN 47 on the Company’s financial position and results of operations has not yet been determined.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS No. 123R). SFAS No. 123R requires the recognition of compensation expense related to stock options under SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the effective date for this accounting standard was deferred until the first annual period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R prospectively in the first quarter of 2006 with an anticipated impact to earnings per share of less than $0.02 per share for the year 2006.

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

Likewise, accidents and incidents involving Raytheon aircraft may prompt the Federal Aviation Administration (FAA) to issue Airworthiness Concern Sheets (ACS’s), Notices of Proposed Rulemaking for Airworthiness Directive action, and Airworthiness Directives (AD’s) themselves. AD’s are regulations that require corrective actions or limitations to address FAA safety concerns about a specific model or class of aircraft. ACS’s and Notices are public notifications of the FAA’s safety concern and both request public comment on the issue. Publication of ACS’s, Notices, and AD’s could create a public perception that a particular Raytheon aircraft is not safe, reliable, or suitable for an operator’s needs. This perception could result in aircraft being returned to Raytheon for refunds, lost future sales, or both. Publication of an AD could require design modifications causing Raytheon to incur significant expenditures altering an aircraft design, altering aircraft in production, and altering fielded aircraft under warranty. AD’s issued by the FAA are typically followed by similar regulatory requirements in other countries where affected aircraft are certified. Accordingly, if an AD were issued, Raytheon could incur expenses related to corrective action worldwide for the fleet of aircraft impacted by the AD. The publication of ACS’s, Notices and AD’s could lead to a decline in revenues and have a negative effect on our business, financial condition and results of operations.

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

We have obligations related to outstanding letters of credit, surety bonds and guarantees (Support Agreements) provided in connection with a number of contracts and leases of our engineering and construction business unit (E&C Business), which we sold to Washington Group International in July 2000. In meeting the obligations under the remaining Support Agreements, we have various risks and exposures, including delays, equipment and subcontractor performance, warranty closeout, various liquidated damages issues, collection of amounts due under contracts, and potential adverse claims resolution under various contracts and leases. While these potential obligations, liabilities and risks or the impact of them are difficult to predict, any one or more of these factors could have a material adverse effect on our financial condition.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position, results of operations, and liquidity.

We are defendants in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse effect on our financial position, results of operations, and liquidity.

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

A downgrade in our credit rating could negatively affect our ability to access capital. Credit ratings for the Company were assigned by Fitch at F2 for short-term borrowing and BBB for senior debt, by Moody’s at P-3 for short-term borrowing and Baa3 for senior debt, and by S&P at A-2 for short-term borrowing and BBB for senior debt. If the rating agencies downgrade our ratings, particularly below investment grade, it may significantly limit our access to capital and our borrowing costs would increase. In addition, we would likely be required to pay a higher interest rate in future financings and our potential pool of investors and funding sources would likely decrease.

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

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at June 26, 2005 and June 27, 2004, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was approximately $1 million, after-tax. Fixed rate financial instruments were not evaluated, as the risk exposure is not material. The Company believes its exposure due to changes in foreign exchange rates is not material due to the Company’s hedging policy and the fact that the Company does not enter into speculative hedges.

ITEM	4. CONTROLS AND PROCEDURES

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 26, 2005. Based on this evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as and when required.

In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected the Company’s internal control over financial reporting except as described below.

During the second quarter of 2005, the Company disclosed an organization change on Form 8-K dated April 15, 2005, noting that its Chief Financial Officer had been placed on administrative leave and that the Company’s Controller was performing the duties of both Controller and Chief Financial Officer.

PART II. OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS

The Company is a party to or has property subject to litigation and other proceedings referenced in “Note 13 – Commitments and Contingencies” of the Notes to Financial Statements (Unaudited) included in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated herein in the Form 10-K, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

Previously Reported Matters

As previously reported, in June 2001, a class action lawsuit entitled, Muzinich & Co., Inc. et al v. Raytheon Company, et. al., (Civil Action No. 01-0284-S-BLW) was filed in federal court in Boise, Idaho allegedly on behalf of all purchasers of common stock or senior notes of Washington Group International, Inc. (WGI) during the period April 17, 2000 through March 1, 2001 (the class period). The plaintiff class claims to have suffered harm by purchasing WGI securities because the Company and certain of its officers allegedly violated federal securities laws by purportedly misrepresenting the true financial condition of RE&C in order to sell RE&C to WGI at an artificially inflated price. An amended complaint was filed on October 1, 2001 alleging similar claims. The Company and the individual defendants filed a motion seeking to dismiss the action in mid-November 2001. On April 30, 2002, the Court denied the Company’s and the individual defendants’ motion to dismiss the complaint. In April 2003, the District Court conditionally certified the class and defined the class period as that between April 17, 2000 and March 2, 2001, inclusive. Thereafter, defendants filed their answer to the amended complaint denying liability. Without admitting any liability or wrongdoing, in May 2005, the Company reached an agreement to settle this class action on behalf of the Company and the individual defendants. The settlement, which was approved by the Court on July 11, 2005, includes a cash payment by the Company of $39 million and will resolve all claims in the case.

As previously reported, in July 2004 the Company and the individual defendants reached a tentative agreement to settle all claims in the In re Raytheon Derivative Litigation (No. 17495-NC), without admitting any liability or wrongdoing. On July 14, 2005, the court approved the settlement.

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

ITEM	2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
April (March 28, 2005 – April 24, 2005)	10,412	535,000	$38.35	$626 million
May (April 25, 2005 – May 22, 2005)	3,673	853,783	$38.72	$593 million
June (May 23, 2005 – June 26, 2005)	14,204	2,170,000	$39.16	$508 million

Total	28,289	3,558,783	$38.93

(1)	Shares purchased relate to treasury activity under the Company’s stock plans. The total number of shares purchased during the fiscal second quarter of 2005 includes: (i) the surrender by employees of 11,097 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options, and (ii) the surrender by employees of 17,192 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	On November 30, 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Shareholders of the Company was held on May 4, 2005. A total of 404,242,755 of the Company’s shares were present or represented by proxy at the meeting. This represented more than 89% of the Company’s shares outstanding as of the record date for the meeting.

The Shareholders of the Company took the following action:

1.	Elected the following three directors for three-year terms of office expiring at the annual meeting of stockholders in 2008:

Name	For	Withhold
Barbara M. Barrett	382,428,133	21,814,622

Frederic M. Poses	387,337,201	16,905,554

Linda G. Stuntz	387,644,298	16,598,457

The following directors continued in office after the meeting: Ferdinand Colloredo-Mansfeld, Thomas E. Everhart, Warren B. Rudman, Ronald L. Skates, John M. Deutch, Michael C. Ruettgers, William R. Spivey and William H. Swanson.

At the 2005 Annual Meeting, shareholders approved an amendment to the Company’s Certificate of Incorporation to declassify the Board of Directors. Accordingly, the terms of all directors, including those elected at the 2005 Annual Meeting, will expire immediately prior to the election of directors at the 2006 Annual Meeting. All directors will be elected annually beginning at the 2006 Annual Meeting.

2.	Approved the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors. The vote was 391,414,542 for, 9,420,963 against and 3,407,250 abstentions.

3.	Approved an Amendment to the Company’s Certificate of Incorporation to Declassify the Board of Directors. The vote was 386,796,431 for, 11,120,784 against and 6,325,540 abstentions.

4.	Approved Amendments to the 2001 Stock Plan. The vote was 312,258,108 for, 45,461,602 against, 5,023,625 abstentions and 41,499,420 Broker Non-votes.

5.	Approved Amendments to the 1997 Non-employee Directors Stock Plan. The vote was 322,609,428 for, 35,226,178 against, 5,023,625 abstentions and 41,499,420 Broker Non-votes.

6.	Rejected a stockholder proposal regarding the MacBride Principles. The vote was 31,873,838 for, 294,631,062 against, 36,238,435 abstentions and 41,499,420 Broker Non-votes.

7.	Approved a stockholder proposal regarding Majority Voting for Directors. The vote was 207,836,960 for, 149,138,134 against, 5,764,009 abstentions and 41,503,652 Broker Non-votes.

8.	Rejected a stockholder proposal regarding Election of Retiree as a Director. The vote was 18,899,956 for, 337,804,761 against, 6,038,618 abstentions and 41,499,420 Broker Non-votes.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1	Form of 2005 Restricted Stock Unit Award Agreement for non-U.S. employees under the Raytheon Company 2001 Stock Plan.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Biggs C. Porter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of William H. Swanson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Biggs C. Porter Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY (Registrant)

By:	/s/ Biggs C. Porter
Biggs C. Porter
Vice President and Corporate Controller
(Chief Accounting Officer)

July 28, 2005