Form 10-Q
period 2005-09-25
RAYTHEON CO/
filed 2005-10-27
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 25, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 3, 2005: 446,723,000

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RAYTHEON COMPANY

BALANCE SHEETS (Unaudited)

	Sept. 25, 2005	Dec. 31, 2004
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$820	$556
Accounts receivable, less allowance for doubtful accounts	452	478
Contracts in process	3,676	3,514
Inventories	2,014	1,745
Deferred federal and foreign income taxes	420	469
Prepaid expenses and other current assets	316	343
Assets from discontinued operations	15	19

Total current assets	7,713	7,124
Property, plant, and equipment, net	2,591	2,738
Deferred federal and foreign income taxes	—	71
Goodwill	11,549	11,516
Other assets, net	2,471	2,704

Total assets	$24,324	$24,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$472	$516
Subordinated notes payable	408	—
Advance payments and billings in excess of costs incurred	2,056	1,900
Accounts payable	964	867
Accrued salaries and wages	968	934
Other accrued expenses	1,317	1,403
Liabilities from discontinued operations	29	24

Total current liabilities	6,214	5,644
Accrued retiree benefits and other long-term liabilities	3,145	3,224
Deferred federal and foreign income taxes	150	—
Long-term debt	4,170	4,229
Subordinated notes payable	—	408
Minority interest	140	97
Stockholders’ equity	10,505	10,551

Total liabilities and stockholders’ equity	$24,324	$24,153

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	(In millions, except per share amounts)
Net sales	$5,331	$4,936	$15,684	$14,541

Cost of sales	4,445	4,129	13,053	12,242
Administrative and selling expenses	348	327	1,053	986
Research and development expenses	124	123	360	365

Total operating expenses	4,917	4,579	14,466	13,593

Operating income	414	357	1,218	948

Interest expense	79	100	237	326
Interest income	(14)	(11)	(38)	(33)
Other (income) expense, net	(4)	5	13	368

Non-operating expense, net	61	94	212	661

Income from continuing operations before income taxes	353	263	1,006	287
Federal and foreign income taxes	122	77	346	94

Income from continuing operations	231	186	660	193

Loss from discontinued operations, net of tax	(3)	(34)	(65)	(62)

Income before accounting change	228	152	595	131

Cumulative effect of change in accounting principle, net of tax	—	—	—	41

Net income	$228	$152	$595	$172

Earnings per share from continuing operations
Basic	$0.52	$0.41	$1.47	$0.44
Diluted	$0.51	$0.41	$1.45	$0.44

Earnings per share
Basic	$0.51	$0.34	$1.33	$0.40
Diluted	$0.50	$0.34	$1.31	$0.39

Dividends declared per share	$0.22	$0.20	$0.66	$0.60

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004
	(In millions)
Cash flows from operating activities
Income from continuing operations	$660	$193
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	327	321
Deferred federal and foreign income taxes	54	59
Net gain on sales of investments and operating units	—	(4)
Savings and investment plan activity	—	73
Decrease in accounts receivable	25	33
Change in contracts in process and advance payments and billings in excess of costs incurred	(17)	6
(Increase) decrease in inventories	(238)	7
Decrease (increase) in prepaid expenses and other current assets	27	(107)
Increase (decrease) in accounts payable	95	(8)
Increase in accrued salaries and wages	29	165
(Decrease) increase in other accrued expenses	(27)	119
Change in income taxes payable	236	49
Origination of financing receivables	(218)	(223)
Collection of financing receivables not sold	278	329
Sale of financing receivables	19	39
Pension and other adjustments, net	94	119

Net cash provided by operating activities from continuing operations	1,344	1,170
Net cash used in operating activities from discontinued operations	(56)	(32)

Net cash provided by operating activities	1,288	1,138

Cash flows from investing activities
Purchase of short-term investments	—	(74)
Expenditures for property, plant, and equipment	(183)	(209)
Proceeds from sales of property, plant, and equipment	14	—
Capitalized expenditures for internal use software	(61)	(73)
Change in other assets	14	—
Payment for purchase of acquired companies	(99)	(70)
Activity related to investments and sales of operating units	7	4

Net cash used in investing activities	(308)	(422)

Cash flows from financing activities
Dividends paid	(289)	(258)
Increase in short-term debt and other notes	387	6
Repayments of long-term debt	(480)	(579)
Repayments of subordinated notes payable	—	(428)
Issuance of common stock	—	867
Repurchase of common stock	(390)	—
Proceeds under common stock plans	56	64

Net cash used in financing activities	(716)	(328)

Net increase in cash and cash equivalents	264	388
Cash and cash equivalents at beginning of year	556	661

Cash and cash equivalents at end of period	$820	$1,049

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

2. Employee Stock Plans

In 2004, the Company established the Long-Term Performance Plan (LTPP), under the Company’s 2001 Stock Plan, which provides awards of common stock to the Company’s senior leadership when specific pre-established levels of Company performance are achieved over a three-year performance cycle. The performance goals for 2004 and 2005, which are independent of each other and equally weighted, are based on two metrics: free cash flow, as defined, and total shareholder return relative to a peer group, both over a three-year period. The ultimate award, which is determined at the end of the three-year performance cycle, can range from zero to 200 percent of the aggregate target award. The aggregate target awards outstanding at September 25, 2005 related to 2005 and 2004 were 478,000 shares and 577,500 shares, respectively.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for the Company’s stock option plans, however, stock-based compensation expense has been recorded for restricted stock and the LTPP. Had compensation expense for the Company’s stock-based compensation been determined based on the fair value at the grant date for awards under these plans, consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have approximated the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	(In millions, except per share amounts)
Reported net income	$228	$152	$595	$172
Stock-based compensation expense included in reported net income, net of tax	11	5	27	9
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(18)	(20)	(51)	(51)

Pro forma net income	$221	$137	$571	$130

Earnings per share (as reported): Basic	$0.51	$0.34	$1.33	$0.40
Diluted	$0.50	$0.34	$1.31	$0.39
Pro forma earnings per share: Basic	$0.50	$0.30	$1.27	$0.30
Diluted	$0.49	$0.30	$1.26	$0.30

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004
Expected life	4 years	4 years
Assumed annual dividend growth rate	5%	—
Expected volatility	30%	35%
Assumed annual forfeiture rate	8%	8%

The risk free interest rate (month-end yields on 4-year treasury strips equivalent zero coupon) was 3.6% in the nine months ended September 25, 2005 and ranged from 2.4% to 3.6% in the nine months ended September 26, 2004.

3. Acquisitions and Divestitures

In August 2005, the Company acquired UTD, Inc. for $39 million, net of cash received, subject to a purchase price adjustment. The preliminary purchase price allocation resulted in approximately $38 million of goodwill (at Intelligence and Information Systems) in connection with this acquisition. Pro forma financial information has not been provided for this acquisition as it is not material.

In September 2005, Space Imaging signed an asset purchase agreement (APA) whereby substantially all of the assets of Space Imaging will be sold. The APA is contingent upon certain government approvals. The Company has a note receivable and an investment in Space Imaging which the Company had written down to zero in 2002. Upon completion of the sale, the Company will receive proceeds of approximately $25 million and record a gain in other income in connection with the repayment of the note.

In the first quarter of 2005, the Company paid the third and final installment of $60 million related to the 2003 acquisition of Solypsis Corporation.

4. Inventories

Inventories consisted of the following at:

	Sept. 25, 2005	Dec. 31, 2004
	(In millions)
Finished goods	$562	$553
Work in process	1,224	938
Materials and purchased parts	228	254

Total	$2,014	$1,745

Inventories at Raytheon Aircraft, Raytheon Airline Aviation Services, and Flight Options totaled $1,683 million at September 25, 2005 (consisting of $545 million of finished goods, $961 million of work in process, and $177 million of materials and purchased parts) and $1,420 million at December 31, 2004 (consisting of $537 million of finished goods, $681 million of work in process, and $202 million of materials and purchased parts).

The Company uses lot accounting for new commercial aircraft introductions at Raytheon Aircraft. The size of the initial lot for the Beechcraft Premier I and the Hawker Horizon is 200 and 75 units, respectively. Costs incurred on in-process and delivered aircraft in excess of the estimated average cost were included in inventories and totaled $74 million and $89 million on Premier and $104 million and $90 million on Horizon at September 25, 2005 and December 31, 2004, respectively.

General and program specific manufacturing equipment and tooling at Raytheon Aircraft are included in property, plant, and equipment. There were $195 million and $205 million, net, of program specific manufacturing equipment and tooling related to Premier and Horizon at September 25, 2005 and December 31, 2004, respectively.

5. Product Warranty

Costs recorded for warranty provisions associated with long-term contracts are accounted for as contract costs as the work is performed. The estimates for future expected warranty services are an integral part of the total cost components considered in the process used to determine the pricing of the Company’s products and services.

Warranty provisions related to commercial aircraft sales are determined based upon an estimate of costs that may be incurred for warranty services and other post-sales support programs. Activity related to aircraft warranty accruals was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	(In millions)
Balance at beginning of period	$40	$27	$38	$29
Provisions for aircraft deliveries	8	8	21	20
Warranty services provided	(6)	(6)	(17)	(20)

Balance at end of period	$42	$29	$42	$29

6. Notes Payable and Long-term Debt

In the three and nine months ended September 26, 2004, the Company repurchased long-term debt with a par value of $115 million and $583 million, respectively, at a loss of $9 million pretax and $19 million pretax, respectively, which were included as a non-operating item in other expense.

After the end of the third quarter of 2005, the Company initiated a call to repurchase $196 million of its 7.375 percent notes due July 15, 2025 at a loss of approximately $10 million.

7. Equity Security Units

In the nine months ended September 26, 2004, in accordance with the terms of the Company’s equity security units, the Company received proceeds of $863 million and issued 27.0 million shares of common stock.

The equity security units include a mandatorily redeemable equity security that represents preferred stock of RC Trust I (RCTI), an unconsolidated subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note.

The subordinated notes payable ($408 million at September 25, 2005 and December 31, 2004), which are due on May 15, 2006, have the same terms as the mandatorily redeemable equity security which represent an undivided interest in the assets of RCTI, a Delaware business trust formed for the purpose of issuing these securities and whose assets consist solely of subordinated notes receivable issued by the Company. In the three and nine months ended September 26, 2004, mandatorily redeemable equity securities with a par value of $22 million and $431 million, respectively, were repurchased at a loss of $1 million pretax and $28 million pretax, respectively, which were included in other expense. As a result of these repurchases, the Company’s subordinated notes payable declined by the same amount.

8. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	Sept. 25, 2005	Dec. 31, 2004
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	4	5
Additional paid-in capital	9,694	9,540
Unearned compensation	(103)	(60)
Accumulated other comprehensive income	(1,982)	(1,919)
Treasury stock, at cost	(405)	(13)
Retained earnings	3,297	2,998

Total	$10,505	$10,551

On November 30, 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s outstanding common stock. In the nine months ended September 25, 2005, the Company repurchased 10.0 million shares of common stock for $390 million under this program.

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the 2004 statement of cash flows. During the nine months ended September 26, 2004, the Company issued 2.5 million shares of common stock related to its savings and investment plans. In 2005, these items were funded by cash.

In the nine months ended September 25, 2005 and September 26, 2004, the Company issued 4.0 and 4.4 million shares of common stock in connection with stock plan activity, respectively.

The changes in shares of common stock outstanding were as follows:

(In millions)
Balance at December 31, 2004	453.1
Common stock plan activity	4.0
Treasury stock activity	(10.0)

Balance at September 25, 2005	447.1

The weighted-average shares outstanding for basic and diluted earnings per share (EPS) were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	(In thousands)
Average common shares outstanding for basic EPS	445,582	449,181	448,411	434,119
Dilutive effect of stock options, restricted stock, LTPP, restricted units, and equity security units	6,541	4,363	6,004	3,203

Shares for diluted EPS	452,123	453,544	454,415	437,322

Stock options to purchase 16.6 million and 18.9 million shares of common stock in the three months ended September 25, 2005 and September 26, 2004, respectively, and options to purchase 16.8 million and 19.3 million shares of common stock in the nine months ended September 25, 2005 and September 26, 2004, respectively, were excluded from the computation of diluted EPS. The exercise prices for these stock options were greater than the average market price of the Company’s common stock during the respective periods.

Stock options to purchase 17.9 million and 20.6 million shares of common stock in the three months ended September 25, 2005 and September 26, 2004, respectively, and options to purchase 17.8 million and 20.1 million shares of common stock in the nine months ended September 25, 2005 and September 26, 2004, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, LTPP, restricted units, and equity security units in the table above.

The components of other comprehensive income for the Company generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	(In millions)
Net income	$228	$152	$595	$172
Other comprehensive income (loss)	(10)	9	(63)	17

Comprehensive income	$218	$161	$532	$189

9. Federal and Foreign Income Taxes

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

Amounts accrued for potential tax assessments are primarily recorded in non-current deferred tax liabilities and totaled $253 million and $225 million at September 25, 2005 and December 31, 2004, respectively. Accruals relate to tax issues for U.S. federal taxes and taxation of foreign earnings and include accruals associated with items such as the tax benefits from the FSC and Extraterritorial Income (ETI) regimes, the amount of research tax credits, allocation of income among various tax jurisdictions, issues related to various acquisitions and divestitures, and various other federal and foreign tax issues. Amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions on federal and foreign tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled.

The American Jobs Creation Act of 2004 (the “Act”) repealed and provided transitional relief for the ETI regime for transactions after December 31, 2004. The Act also provides a deduction for income derived from qualifying domestic production activities; which will be phased in over a five-year period at rates of 3% in 2005 and 2006, 6% in 2007, 2008, and 2009, and 9% thereafter. The introduction of legislation proposing a technical correction to the Act accompanied by language in recently issued proposed regulations consistent with the technical correction have substantially diminished concerns existing in prior periods that U.S. government contractors might be denied full benefits under the domestic production activities incentive.

In addition, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a deduction for certain dividends from controlled foreign corporations equivalent to 85 percent of the dividends received. The Company recorded a $5 million tax expense in the three months ended September 25, 2005, in connection with a planned repatriation of up to $115 million to be undertaken pursuant to the Act.

10. Pension and Other Employee Benefits

The Company has pension plans covering the majority of its employees, including certain employees in foreign countries (Pension Benefits). In addition to providing Pension Benefits, the Company provides certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The following outlines the components of net periodic benefit cost of the Company’s domestic and foreign Pension Benefits plans:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	(In millions)
Service cost	$96	$85	$288	$255
Interest cost	208	204	624	612
Expected return on plan assets	(228)	(215)	(684)	(646)
Amortization of prior service cost	5	4	15	13
Recognized net actuarial loss	122	106	366	318
Special termination benefit recognized	2	—	2	—

Net periodic benefit cost	$205	$184	$611	$552

The Company’s net periodic benefit cost also includes expense from foreign pension plans of $8 million in the three months ended September 25, 2005 and September 26, 2004 and $24 million and $23 million in the nine months ended September 25, 2005 and September 26, 2004, respectively.

The Company expects total contributions (required and discretionary) to the Pension Benefits plans to be approximately $515 million in 2005. In the nine months ended September 25, 2005 and September 26, 2004, the Company contributed to its pension plans approximately $460 million and $350 million, respectively.

The following outlines the components of net periodic benefit cost of the Company’s domestic and foreign Other Benefits plans:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	(In millions)
Service cost	$4	$4	$11	$12
Interest cost	18	22	56	71
Expected return on plan assets	(9)	(7)	(28)	(22)
Amortization of transition asset	2	2	6	14
Amortization of prior service cost	(13)	(13)	(39)	(38)
Recognized net actuarial loss	8	12	24	36

Net periodic benefit cost	$10	$20	$30	$73

In 2003, Medicare reform legislation (the “Legislation”) was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. The Company’s net periodic benefit cost was reduced by $3 million in the second quarter of 2004 to reflect the impact of the Legislation in accordance with FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The reduction in the Company’s accumulated postretirement benefit obligation as a result of the Legislation was $45 million in 2004.

Effective July 1, 2004, the Company amended its Other Benefits plans to coordinate the Company’s retiree prescription drug coverage with the Legislation beginning in 2006. The amendment eliminated the plans’ eligibility for the federal subsidies provided under the Legislation, as described above. The effect of the amendment on the Company’s net periodic benefit cost was a $15 million decrease in 2004, of which the Company recognized $8 million in the three and nine months ended September 26, 2004. The reduction in the Company’s accumulated postretirement benefit obligation as a result of the plan amendment was an additional $125 million in 2004.

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. In the nine months ended September 26, 2004, the cumulative effect of this change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.09 per basic and diluted share. Using the Company’s year-end as the measurement date for Pension

Benefits and Other Benefit plans more appropriately reflects the plans’ financial status for the years then ended.

The following adjusts reported income before accounting change and basic and diluted earnings per share (EPS) before accounting change as if the change in accounting principle had been applied prior to the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	(In millions, except per share amounts)
Reported income before accounting change	$228	$152	$595	$131
Change in accounting principle, net of tax	—	—	—	—

Adjusted income before accounting change	$228	$152	$595	$131

Basic EPS before accounting change	$0.51	$0.34	$1.33	$0.30
Change in accounting principle, net of tax	—	—	—	—

Adjusted basic EPS before accounting change	$0.51	$0.34	$1.33	$0.30

Diluted EPS before accounting change	$0.50	$0.34	$1.31	$0.30
Change in accounting principle, net of tax	—	—	—	—

Adjusted diluted EPS before accounting change	$0.50	$0.34	$1.31	$0.30

The following adjusts reported net income and basic and diluted earnings per share (EPS) as if the change in accounting principle had been applied prior to the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	(In millions, except per share amounts)
Reported net income	$228	$152	$595	$172
Change in accounting principle, net of tax	—	—	—	(41)

Adjusted net income	$228	$152	$595	$131

Reported basic EPS	$0.51	$0.34	$1.33	$0.40
Change in accounting principle, net of tax	—	—	—	(0.10)

Adjusted basic EPS	$0.51	$0.34	$1.33	$0.30

Reported diluted EPS	$0.50	$0.34	$1.31	$0.39
Change in accounting principle, net of tax	—	—	—	(0.09)

Adjusted diluted EPS	$0.50	$0.34	$1.31	$0.30

11. Business Segment Reporting

Reportable segments have been determined based upon product lines and are as follows: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, Technical Services, Aircraft, and Other. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes certain

Company-wide accruals and intersegment sales and profit eliminations. In 2005, certain programs within Intelligence and Information Systems, Network Centric Systems, and Technical Services were realigned within those same segments. Information for all prior periods presented was restated to reflect these changes.

Segment financial results were as follows:

	Net Sales Three Months Ended		Net Sales Nine Months Ended

	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	(In millions)
Integrated Defense Systems	$919	$833	$2,765	$2,542
Intelligence and Information Systems	649	597	1,821	1,704
Missile Systems	1,005	928	3,002	2,832
Network Centric Systems	833	764	2,399	2,226
Space and Airborne Systems	1,013	929	3,030	2,927
Technical Services	479	489	1,455	1,417
Aircraft	642	624	1,771	1,568
Other	185	164	566	492
Corporate and Eliminations	(394)	(392)	(1,125)	(1,167)

Total	$5,331	$4,936	$15,684	$14,541

Defense businesses after eliminations	$4,504	$4,148	$13,347	$12,481

Intersegment sales in the three months ended September 25, 2005 and September 26, 2004, respectively, included $28 million and $27 million for Integrated Defense Systems, $8 million and $7 million for Intelligence and Information Systems, $6 million and $3 million for Missile Systems, $104 million and $113 million for Network Centric Systems, $125 million and $113 million for Space and Airborne Systems, and $123 million and $129 million for Technical Services. Aircraft net sales do not include intersegment aircraft, parts, and service sales to Flight Options of $28 million and $21 million in the three months ended September 25, 2005 and September 26, 2004, respectively.

Intersegment sales in the nine months ended September 25, 2005 and September 26, 2004, respectively, included $70 million and $97 million for Integrated Defense Systems, $23 million and $30 million for Intelligence and Information Systems, $20 million and $10 million for Missile Systems, $281 million and $332 million for Network Centric Systems, $344 million and $311 million for Space and Airborne Systems, and $387 million and $387 million for Technical Services. Aircraft net sales do not include intersegment aircraft, parts, and service sales to Flight Options of $73 million and $100 million in the nine months ended September 25, 2005 and September 26, 2004, respectively.

	Operating Income Three Months Ended		Operating Income Nine Months Ended
	Sept. 25, 2005	Sept. 26 , 2004	Sept. 25, 2005	Sept. 26, 2004
	(In millions)
Integrated Defense Systems	$134	$100	$394	$298
Intelligence and Information Systems	57	53	166	150
Missile Systems	104	109	313	322
Network Centric Systems	87	64	244	182
Space and Airborne Systems	143	138	444	409
Technical Services	38	38	107	104
Aircraft	34	21	69	16
Other	(25)	(7)	(66)	(29)
FAS/CAS Pension Adjustment	(117)	(117)	(349)	(356)
Corporate and Eliminations	(41)	(42)	(104)	(148)

Total	$414	$357	$1,218	$948

Defense businesses after eliminations	$527	$468	$1,569	$1,366

Aircraft operating income does not include profit on intersegment aircraft sales to Flight Options (FO) until the underlying aircraft has been sold by FO.

The following table reconciles operating income to income from continuing operations before taxes:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	(In millions)
Operating income	$414	$357	$1,218	$948
Non-operating expense, net	(61)	(94)	(212)	(661)

Income from continuing operations before taxes	$353	$263	$1,006	$287

	Operating Margin Three Months Ended		Operating Margin Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Integrated Defense Systems	14.6%	12.0%	14.2%	11.7%
Intelligence and Information Systems	8.8	8.9	9.1	8.8
Missile Systems	10.3	11.7	10.4	11.4
Network Centric Systems	10.4	8.4	10.2	8.2
Space and Airborne Systems	14.1	14.9	14.7	14.0
Technical Services	7.9	7.8	7.4	7.3
Aircraft	5.3	3.4	3.9	1.0
Other	(13.5)	(4.3)	(11.7)	(5.9)
FAS/CAS Pension Adjustment
Corporate and Eliminations
Total	7.8%	7.2%	7.8%	6.5%

Defense businesses after eliminations	11.7%	11.3%	11.8%	10.9%

	Free Cash Flow Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004
	(In millions)
Integrated Defense Systems	$275	$273
Intelligence and Information Systems	63	112
Missile Systems	298	220
Network Centric Systems	217	67
Space and Airborne Systems	20	157
Technical Services	72	20
Aircraft	(82)	133
Other	42	(37)
Corporate	195	(57)

Total	$1,100	$888

Government and defense businesses	$945	$849

Corporate free cash flow includes the difference between amounts charged to the segments for interest and taxes on an intercompany basis and the amounts actually paid by the Company. Also included in Corporate free cash flow in the nine months ended September 26, 2004 was a $210 million payment in connection with the settlement of a class action lawsuit.

The following table reconciles free cash flow to net cash provided by operating activities from continuing operations:

	Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004
	(In millions)
Free cash flow	$1,100	$888
Plus: Expenditures for property, plant, and equipment	183	209
Capitalized expenditures for internal use software	61	73

Net cash provided by operating activities from continuing operations	$1,344	$1,170

	Identifiable Assets
	Sept. 25, 2005	Dec. 31, 2004
	(In millions)
Integrated Defense Systems	$1,745	$1,756
Intelligence and Information Systems	1,979	1,916
Missile Systems	4,675	4,598
Network Centric Systems	3,728	3,755
Space and Airborne Systems	4,315	4,223
Technical Services	1,332	1,379
Aircraft	2,469	2,327
Other	1,238	1,235
Corporate	2,828	2,945
Discontinued Operations	15	19

Total	$24,324	$24,153

12. Other Expense, net

The components of other expense, net were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
	(In millions)
Securities and Exchange Commission settlement offer	$—	$—	$12	$—
Settlement of class action lawsuit	—	—	—	325
Loss on debt and subordinated notes payable repurchases	—	10	—	47
Gain on sale of aviation support business	—	—	—	(4)
Other	(4)	(5)	1	—

Total	$(4)	$5	$13	$368

13. Discontinued Operations

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

The Company recorded net charges of $3 million and $7 million pretax in the three months ended September 25, 2005 and September 26, 2004, respectively, and $58 million and $39 million in the nine months ended September 25, 2005 and September 26, 2004, respectively, for program management, legal, and other costs related to RE&C. Included in the nine months ended September 26, 2005, was a $39 million charge for the settlement of a class action lawsuit related to the sale of RE&C to WGI as discussed in Note 14, Commitments and Contingencies. This charge does not reflect any insurance proceeds. In September 2005, the Company reached a tentative agreement with its insurance carriers under which the Company will receive approximately $28 million towards the settlement and related expenses. The agreement is expected to be finalized and the settlement amount paid by the carriers in the fourth quarter of 2005. The Company will record the $28 million as income from discontinued operations upon final settlement.

In the nine months ended September 25, 2005 and September 26, 2004, the Company also recorded after-tax charges of $23 million and $24 million respectively, for an estimated liability for foreign tax-related matters. Although not expected to be material, additional losses on foreign tax-related matters could be recorded in the future as estimates are revised or the underlying matters are settled.

Liabilities from discontinued operations included net current liabilities related to RE&C of $25 million and $17 million at September 25, 2005 and December 31, 2004, respectively.

In 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS in which the purchaser has claimed a purchase price adjustment of $85 million. The Company disputes this claim and expects the matter to be resolved in arbitration in January 2006. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete.

The Company recorded charges related to AIS of $2 million and $9 million in the three months ended September 25, 2005 and September 26, 2004, respectively, and $6 million and $20 million in the nine months ended September 25, 2005 and September 26, 2004, respectively, primarily related to the BBJ program.

Assets and liabilities related to AIS included net current assets of $15 million and $19 million at September 25, 2005 and December 31, 2004, respectively, and net current liabilities of $4 million and $7 million at September 25, 2005 and December 31, 2004, respectively.

In the three months ended September 25, 2005, the total loss from discontinued operations was $5 million pretax, $3 million after-tax, or $0.01 per basic and diluted share versus $16 million pretax, $34 million after-tax, or $0.08 per basic and $0.07 per diluted share in the three months ended September 26, 2004.

In the nine months ended September 25, 2005, the total loss from discontinued operations was $64 million pretax, $65 million after-tax, or $0.14 per basic and diluted share versus $59 million pretax, $62 million after-tax, or $0.14 per basic and diluted share in the nine months ended September 26, 2004.

14. Commitments and Contingencies

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $129 million. Discounted at a weighted-average risk-free rate of 5.8 percent, the Company estimates the liability to be $98 million before U.S. government recovery and had this amount accrued at September 25, 2005. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $54 million at September 25, 2005 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations of the Company or its affiliates. Approximately $321 million, $804 million, and $78 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at September 25, 2005, respectively, and $294 million, $827 million, and $250 million were outstanding at December 31, 2004, respectively. These instruments expire on various dates through 2015. Included in guarantees and letters of credit above was $74 million and $151 million at September 25, 2005, respectively and $43 million and $153 million at December 31, 2004, respectively related to the Company’s joint venture in Thales-Raytheon Systems. Also included in guarantees, letters of credit, and surety bonds above was $94 million, $8 million, and $62 million at September 25, 2005, respectively and $94 million, $9 million, and $234 million at December 31, 2004, respectively related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

The customers of Flight Options (FO), in certain instances, have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was approximately $600 million at September 25, 2005.

In 1997, the Company provided a first loss guarantee, which remains outstanding, of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the

Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems.

The Company’s Other segment results were primarily comprised of the operations of FO. The higher losses in 2005 are due to increased supplemental lift expense due to the operational impacts primarily from older aircraft in the fleet, and customer demand. The older aircraft in the fleet are being retired and replaced by newer aircraft over the next five years. FO is also taking action to reduce the number of different types of aircraft in its fleet from twelve to four and in the interim to reduce current operating costs. Although FO management believes that these actions will result in improved financial results, there can be no assurance that these actions will have the expected effect.

In the three months ended September 25, 2005, the Company made a $50 million equity contribution to FO. Substantially all of these funds were used to retire intercompany debt and intercompany accounts payable. As a result of this equity contribution the Company now owns approximately 97 percent of FO. The Company is recording 100 percent of FO’s losses and is funding all of FO’s cash requirements. At September 25, 2005, the balance of FO’s external debt (capital leases) was $48 million. The Company’s net investment in FO, including intercompany debt and equity increased by $1 million in the three months ended September 25, 2005, to approximately $190 million. If losses at FO were to continue over the longer-term the Company’s investment in FO could become impaired.

The minority equity owners have objected to the $50 million equity contribution made in the three months ended September 25, 2005, which diluted their equity interest to approximately three percent. In addition the minority equity owners have sought to effect a merger of affiliates of FO and the minority equity owners where FO would assume certain liabilities and contingencies. This merger is required only in circumstances where the liabilities and contingencies assumed have a fair value not greater than $25 million at the time of the merger. The Company has not agreed that the conditions for the merger have been satisfied and the merger is the subject of ongoing discussions among FO, the Company, and the minority equity owners. In October 2005, FO settled a lawsuit and recorded a charge of $7 million in the three months ended September 25, 2005 related to one of these contingencies.

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

In May 2004, without admitting any liability or wrongdoing, the Company reached an agreement to settle a securities class action lawsuit originally filed in 1999 on behalf of the Company and all individual defendants. The terms of the settlement include a cash payment of $210 million and the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants which is expected to occur in 2005 or 2006. In December 2004, the court approved the settlement, resolving all claims asserted against the Company and the individual defendants. In connection with the settlement, the Company recorded a charge of $329 million in the three months ended June 27, 2004, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement. The charge for the settlement will be revised to reflect the actual fair value of the warrants upon issuance. In September 2004, the Company paid $210 million into escrow in connection with the settlement. At September 25, 2005, the insurance receivable balance was $74 million and is expected to be paid in 2005. In July 2004, without admitting any liability or wrongdoing, the Company and the individual defendants reached an agreement to settle a derivative action related to this class action lawsuit for $4 million. The settlement, which was approved by the court in July 2005, resolves all claims in the case.

In May 2005, without admitting any liability or wrongdoing, the Company and individual defendants reached an agreement to settle a class action lawsuit originally filed in 2001. The settlement, which was approved by the court in July 2005, includes a cash payment by the Company of $39 million, which the Company accrued in the three months ended March 27, 2005, and will resolve all claims in the case. In May 2005, the Company paid $39 million into escrow in connection with the settlement. In September 2005, the Company reached a tentative agreement with its insurance carriers under which the Company will receive approximately $28 million towards the settlement and related expenses. The agreement is expected to be finalized and the settlement amount paid by the carriers in the fourth quarter of 2005. In November 2004, without admitting any liability or wrongdoing, the individual defendants and the Company reached a tentative agreement to settle a derivative action related to this class action lawsuit for $2 million. The settlement, which was approved by the court in September 2005, resolves all claims in the case.

In May 2003, two purported class action lawsuits were filed on behalf of participants in the Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both lawsuits are substantially similar and have been consolidated into a single action. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in the Company’s stock since October 7, 1998. The Second Consolidated Amended ERISA Complaint alleges that the Company, its Pension and Investment Group, and its Investment Committee breached ERISA fiduciary duties by failing to: (1) prudently and loyally manage plan assets, (2) monitor the Pension and Investment Group and the Investment Committee and provide them with accurate information, (3) provide complete and accurate information to plan participants and beneficiaries, and (4) avoid conflicts of interest. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint. In September 2005, the court denied the motion to dismiss without prejudice to re-file the motion after the completion of further discovery conducted by the parties. Although the Company believes that it and the other defendants have meritorious defenses and intends to contest this lawsuit vigorously, an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, results of operations, and liquidity. The Company is not presently able to reasonably estimate potential losses, if any, related to this lawsuit.

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

15. Accounting Standards

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations – Third Quarter 2005 Compared with Third Quarter 2004

Net sales were $5.3 billion in the third quarter of 2005 versus $4.9 billion in the third quarter of 2004. The increase in sales was due to higher U.S. government expenditures in the Company’s defense businesses. Total sales to the U.S. Department of Defense (DoD) were 68 percent of sales in the third quarter of 2005 and 2004. Total sales to the U.S. government, including foreign military sales, were 75 percent of sales in the third quarter of 2005 versus 74 percent in the third quarter of 2004. Total international sales, including foreign military sales, were $1,078 million or 20 percent of sales in the third quarter of 2005 versus $873 million or 18 percent of sales in the third quarter of 2004.

Gross margin, net sales less cost of sales, in the third quarter of 2005 was $886 million or 16.6 percent of sales versus $807 million or 16.3 percent of sales in the third quarter of 2004. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $117 million of expense in the third quarter of 2005 and 2004.

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

Administrative and selling expenses were $348 million or 6.5 percent of sales in the third quarter of 2005 versus $327 million or 6.6 percent of sales in the third quarter of 2004.

Research and development expenses were $124 million or 2.3 percent of sales in the third quarter of 2005 versus $123 million or 2.5 percent of sales in the third quarter of 2004.

Operating income was $414 million or 7.8 percent of sales in the third quarter of 2005 versus $357 million or 7.2 percent of sales in the third quarter of 2004. The changes in operating income by segment are discussed below.

Interest expense in the third quarter of 2005 was $79 million versus $100 million in the third quarter of 2004. The decrease in interest expense in the third quarter of 2005 was primarily due to lower average debt.

Other income, net in the third quarter of 2005 was $4 million versus other expense, net of $5 million in the third quarter of 2004.

The effective tax rate was 34.6 percent and 29.3 percent in the third quarter of 2005 and 2004, respectively reflecting the U.S. statutory rate of 35 percent reduced by ESOP dividend deductions, export-related tax benefits, and research and development tax credits applicable to certain government contracts. Included in the effective tax rate in the third quarter of 2005 was a $5 million accrual related to the expected repatriation of earnings from foreign subsidiaries.

Income from continuing operations was $231 million in the third quarter of 2005, or $0.51 per diluted share on 452.1 million average shares outstanding versus income from continuing operations of $186 million in the third quarter of 2004, or $0.41 per diluted share on 453.5 million average shares outstanding.

The loss from discontinued operations, described below in Discontinued Operations, was $3 million after-tax, or $0.01 per diluted share in the third quarter of 2005 versus $34 million after-tax, or $0.07 per diluted share in the third quarter of 2004.

Net income in the third quarter of 2005 was $228 million, or $0.50 per diluted share versus net income of $152 million, or $0.34 per diluted share in the third quarter of 2004.

Segment Results

Integrated Defense Systems had sales of $919 million in the third quarter of 2005 versus $833 million in the third quarter of 2004. The increase in sales was due to growth on international programs and the Cobra Judy Replacement Mission Equipment program partially offset, as expected, by lower sales on the Sea-Based Radar program. Operating income was $134 million in the third quarter of 2005 versus $100 million in the third quarter of 2004. The increase in operating margin was due to higher sales on international programs and improved program performance.

Intelligence and Information Systems had sales of $649 million in the third quarter of 2005 versus $597 million in the third quarter of 2004. The increase in sales was due to growth in classified programs. Operating income was $57 million in the third quarter of 2005 versus $53 million in the third quarter of 2004.

Missile Systems had sales of $1,005 million in the third quarter of 2005 versus $928 million in the third quarter of 2004. The increase in sales was due to the ramp up on Tactical Tomahawk and several developmental programs. Operating income was $104 million in the third quarter of 2005 versus $109 million in the third quarter of 2004. The decline in operating margin in 2005 was due to the completion of cost recovery for prior year restructuring actions. The costs related to these restructuring actions were accrued in 1997 through 2000, but were being recovered through the pricing of products and services to the U.S. government over a five-year period. The wind-down of this recovery was substantially completed in 2004.

Network Centric Systems had sales of $833 million in the third quarter of 2005 versus $764 million in the third quarter of 2004. The increase was due to increased effort on development programs and communication programs. Operating income was $87 million in the third quarter of 2005 versus $64 million in the third quarter of 2004. The increase in operating margin was due to improved performance.

Space and Airborne Systems had sales of $1,013 million in the third quarter of 2005 versus $929 million in the third quarter of 2004. The increase in sales was due to growth in ATFLIR production and airborne radar programs. Operating income was $143 million in the third quarter of 2005 versus $138 million in the third quarter of 2004.

Technical Services had sales of $479 million in the third quarter of 2005 versus $489 million in the third quarter of 2004. Operating income was $38 million in the third quarter of 2005 and 2004.

Raytheon Aircraft had sales of $642 million in the third quarter of 2005 versus $624 million in the third quarter of 2004. Operating income was $34 million in the third quarter of 2005 versus $21 million in the third quarter of 2004. The increase in operating income was due to commercial and special mission delivery mix, higher revenue from other government programs, and continued improved operating performance.

The Other segment had sales of $185 million in the third quarter of 2005 versus $164 million in the third quarter of 2004. The Other segment had an operating loss of $25 million in the third quarter of 2005 versus $7 million in the third quarter of 2004. The increase in operating loss in 2005 was primarily due to the operating results of Flight Options (FO) and Raytheon Airline Aviation Services (RAAS). Included in FO in the third quarter of 2005 was a $7 million charge related to the settlement of a lawsuit against FO and its minority shareholders. The higher losses at RAAS were due to higher aircraft maintenance expense in the period.

Nine Months 2005 Compared with Nine Months 2004

Net sales in the first nine months of 2005 were $15.7 billion versus $14.5 billion in the first nine months of 2004. The increase in sales was due to higher U.S. government expenditures in the Company’s defense businesses as well as higher sales at Raytheon Aircraft. Sales to the U.S. DoD were 68 percent of sales in the first nine months of 2005 versus 69 percent of sales in the first nine months of 2004. Total sales to the U.S. government, including foreign military sales, were 75 percent of sales in the first nine months of 2005 and 2004. Total international sales, including foreign military sales, were $3,061 million or 20 percent of sales in the first nine months of 2005 versus $2,609 million or 18 percent of sales in the first nine months of 2004.

Gross margin, net sales less cost of sales, in the first nine months of 2005 was $2.6 billion or 16.8 percent of sales versus $2.3 billion or 15.8 percent of sales in the first nine months of 2004. Included in gross margin was a FAS/CAS Pension Adjustment, described above, of $349 million and $356 million of expense in the first nine months of 2005 and 2004, respectively.

Administrative and selling expenses were $1,053 million or 6.7 percent of sales in the first nine months of 2005 versus $986 million or 6.8 percent of sales in the first nine months of 2004.

Research and development expenses were $360 million or 2.3 percent of sales in the first nine months of 2005 versus $365 million or 2.5 percent of sales in the first nine months of 2004.

Operating income was $1,218 million or 7.8 percent of sales in the first nine months of 2005 versus $948 million or 6.5 percent of sales in the first nine months of 2004. The changes in operating income by segment are discussed below.

Interest expense in the first nine months of 2005 was $237 million versus $326 million in the first nine months of 2004. The decrease in interest expense in 2005 was primarily due to lower average debt.

Other expense, net in the first nine months of 2005 was $13 million versus $368 million in the first nine months of 2004. Included in other expense, net in the first nine months of 2005 was a $12 million charge related to the Company’s proposed settlement with the Securities and Exchange Commission (SEC) as described in Note 14, Commitments and Contingencies of the Notes to the Financial Statements. Included in other expense, net in the first nine months of 2004 was a $325 million charge related to the settlement of a securities class action lawsuit, as described in Note 14, Commitments and Contingencies of the Notes to the Financial Statements and a $47 million charge related to the Company’s repurchase of long-term debt and subordinated notes payable described below in Capital Structure and Resources.

The effective tax rate was 34.4 percent and 32.8 percent in the first nine months of 2005 and 2004, respectively, reflecting the U.S. statutory rate of 35 percent reduced by ESOP dividend deductions, export-related tax benefits, and research tax credits. Included in the effective tax rate for the first nine months of 2005 was the impact of the $12 million nondeductible proposed settlement with the SEC, a $5 million accrual related to certain federal and foreign tax issues, and a $5 million accrual related to the expected repatriation of earnings from foreign subsidiaries. Included in the effective tax rate in the third quarter of 2004 was an $8 million valuation allowance related to the anticipated expiration of certain foreign tax credits as a result of the $329 million charge related to the settlement of a securities class action lawsuit.

Income from continuing operations was $660 million in the first nine months of 2005, or $1.45 per diluted share on 454.4 million average shares outstanding versus $193 million in the first nine months of 2004, or $0.44 per diluted share on 437.3 million average shares outstanding. The increase in average shares outstanding was due primarily to common stock issued in connection with the Company’s equity security units described below in Capital Structure and Resources.

The loss from discontinued operations, described below in Discontinued Operations, was $65 million after-tax, or $0.14 per diluted share in the first nine months of 2005 versus $62 million after-tax, or $0.14 per diluted share in the first nine months of 2004.

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle was a gain of $53 million pretax for pension benefits and a gain of $10 million pretax for other postretirement benefits. Using the Company’s year end as the measurement date for pension and other postretirement benefit plans more appropriately reflects the plans’ financial status for the years then ended. In the first nine months of 2004, the total cumulative effect of this change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.09 per diluted share.

Net income in the first nine months of 2005 was $595 million, or $1.31 per diluted share versus $172 million, or $0.39 per diluted share in the first nine months of 2004.

Segment Results

Integrated Defense Systems had sales of $2,765 million in the first nine months of 2005 versus $2,542 million in the first nine months of 2004. The increase in sales was due to growth on international programs and the Cobra Judy Replacement Mission Equipment program partially offset, as expected, by lower sales on the Sea-Based Radar program. Operating income was $394 million in the first nine months of 2005 versus $298 million in the first nine months of 2004. The increase in operating margin was due to higher sales on international programs and improved program performance.

Intelligence and Information Systems had sales of $1,821 million in the first nine months of 2005 versus $1,704 million in the first nine months of 2004. The increase in sales was due to growth in classified programs. Operating income was $166 million in the first nine months of 2005 versus $150 million in the first nine months of 2004.

Missile Systems had sales of $3,002 million in the first nine months of 2005 versus $2,832 million in the first nine months of 2004. The increase in sales was due primarily to the ramp up on several developmental programs. Operating income was $313 million in the first nine months of 2005 versus $322 million in the first nine months of 2004. The decline in operating margin in 2005 was primarily due to the wind-down of cost recovery for prior year restructuring actions. The costs related to these restructuring actions were accrued in 1997 through 2000, but were being recovered through the pricing of products and services to the U.S. government over a five year period. The wind-down of this recovery was substantially completed in 2004.

Network Centric Systems had sales of $2,399 million in the first nine months of 2005 versus $2,226 million in the first nine months of 2004. The increase in sales was due to increased effort on development programs and communications programs. Operating income was $244 million in the first nine months of 2005 versus $182 million in the first nine months of 2004. The increase in operating margin was due to improved performance.

Space and Airborne Systems had sales of $3,030 million in the first nine months of 2005 versus $2,927 million in the first nine months of 2004. Operating income was $444 million in the first nine months of 2005 versus $409 million in the first nine months of 2004. The increase in operating margin in 2005 was due to profit adjustments on contracts nearing completion and favorable resolution of certain unbilled items.

Technical Services had sales of $1,455 million in the first nine months of 2005 versus $1,417 million in the first nine months of 2004. Operating income was $107 million in the first nine months of 2005 versus $104 million in the first nine months of 2004.

The defense businesses had a sales growth rate after eliminations of seven percent in the first nine months of 2005. This sales growth rate is not expected to continue in the fourth quarter of 2005.

Raytheon Aircraft had sales of $1,771 million in the first nine months of 2005 versus $1,568 million in the first nine months of 2004. The increase in sales was due to higher new and used aircraft sales. Operating income was $69 million in the first nine months of 2005 versus $16 million in the first nine months of 2004. The increase in operating income was due to commercial and special mission delivery mix, higher revenue from other government programs, and continued improved operating performance. The Company has made a significant investment in its Premier and Horizon aircraft, the realization of which is contingent upon future sales at forecasted prices and reductions in production costs on future deliveries. The Company uses lot accounting for new commercial aircraft introductions. The size of the initial lot for the Premier I and the Horizon is 200 and 75 units, respectively and the Company expects to complete the lots in 2007 and 2009, respectively. During the fourth quarter of 2004, the Federal Aviation Administration (FAA) granted a provisional type certification for the Horizon aircraft. Final certification is expected in 2005.

The Other segment had sales of $566 million in the first nine months of 2005 versus $492 million in the first nine months of 2004. The Other segment had an operating loss of $66 million in the first nine months of 2005 versus $29 million in the first nine months of 2004. The increase in operating loss in 2005 was primarily due to the operating results of FO and RAAS. Included in FO in the third quarter of 2005 was a $7 million charge related to the settlement of a lawsuit against FO and its minority shareholders. The higher losses at RAAS were due to higher aircraft maintenance expense in the period.

The Other segment’s results were primarily comprised of the operations of FO. The higher losses in 2005 are due to increased supplemental lift expense due to the operational impacts primarily from older aircraft in the fleet, and customer demand. The older aircraft in the fleet are being retired and replaced by newer aircraft over the next five years. FO is also taking action to reduce the number of different types of aircraft in its fleet from twelve to four and in the interim to reduce current operating costs. Although FO management believes that these actions will result in improved financial results, there can be no assurance that these actions will have the expected effect.

In the third quarter of 2005, the Company made a $50 million equity contribution to FO. Substantially all of these funds were used to retire intercompany debt and intercompany accounts payable. As a result of this equity contribution the Company now owns approximately 97 percent of FO. The Company is recording 100 percent of FO’s losses and is funding all of FO’s cash requirements. At September 25, 2005, the balance of FO’s external debt (capital leases) was $48 million. The Company’s net investment in FO, including intercompany debt and equity increased by $1 million in the third quarter of 2005 to approximately $190 million. If losses at FO were to continue over the longer-term the Company’s investment in FO could become impaired.

The minority equity owners have objected to the $50 million equity contribution made in the third quarter of 2005, which diluted their equity interest to approximately three percent. In addition the minority equity owners have sought to effect a merger of affiliates of FO and the minority equity owners where FO would assume certain liabilities and contingencies. This merger is required only in circumstances where the liabilities and contingencies assumed have a fair value not greater than $25 million at the time of the merger. The Company has not agreed that the conditions for the merger have been satisfied and the merger is the subject of ongoing discussions among FO, the Company, and the minority equity owners. In October 2005, FO settled a lawsuit and recorded a charge of $7 million in the third quarter of 2005 related to one of these contingencies.

Commuter aircraft customers of RAAS are generally thinly capitalized companies that are dependent on the commuter aircraft industry. These customers could be significantly affected by sustained higher fuel costs and possible industry consolidation. These factors could have a material adverse effect on the financial strength of these customers. At September 25, 2005 and December 31, 2004, the Company’s exposure on commuter-related assets was approximately $548 million consisting of 269 aircraft and approximately $614 million consisting of 297 aircraft, respectively.

Backlog consisted of the following at:

	Sept. 25, 2005	Dec. 31, 2004
	(In millions)
Integrated Defense Systems	$7,004	$6,628
Intelligence and Information Systems	4,153	4,066
Missile Systems	8,011	8,341
Network Centric Systems	4,175	3,587
Space and Airborne Systems	5,690	5,216
Technical Services	1,635	1,773
Aircraft	2,203	2,638
Other	251	294

Total	$33,122	$32,543

Defense businesses included above	$30,668	$29,611

U.S. government backlog included above	$26,960	$25,525

Funded backlog consisted of the following at:

	Sept. 25, 2005	Dec. 31, 2004
	(In millions)
Integrated Defense Systems	$3,178	$3,454
Intelligence and Information Systems	612	811
Missile Systems	4,395	4,517
Network Centric Systems	2,881	2,623
Space and Airborne Systems	2,957	3,127
Technical Services	953	939
Aircraft	2,203	2,638
Other	251	294

Total	$17,430	$18,403

Defense businesses included above	$14,976	$15,471

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated. The 2006 U.S. government fiscal year began on October 1 with the Department of Defense operating under a Continuing Resolution that extends until November 18, 2005. The Fiscal Year 2006 Defense Appropriations Bill (the Bill) is in conference between the House and the Senate. The Company expects the Congress to complete the conference and pass the Bill prior to the expiration of the Continuing Resolution.

Gross bookings were as follows:

	Nine Months Ended
	Sept. 25, 2005	Sept. 26, 2004
	(In millions)
Integrated Defense Systems	$3,933	$2,525
Intelligence and Information Systems	1,888	1,635
Missile Systems	2,650	6,140
Network Centric Systems	2,843	2,601
Space and Airborne Systems	3,120	3,399
Technical Services	883	1,367
Aircraft	1,646	1,979
Other	541	579

Total	$17,504	$20,225

Defense businesses included above	$15,317	$17,667

In the second quarter of 2005, Integrated Defense Systems booked $1.7 billion to continue the ship system integration and detail design for the U.S. Navy’s DD(X) Destroyer. In the first nine months of 2004, Missile Systems booked $2.1 billion for the Kinetic Energy Interceptor system contract, $525 million contract for the development and demonstration of the Non-Line of Sight Launch System (NLOS-LS), and $500 million for the definitization of the Standard Missile-3 contract. Also in the first nine months of 2004, TS booked $546 million for the U.S. Antarctic Program and RAC booked an order for more than $300 million for 40 new Hawker mid-size and light business jets.

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

The Company recorded net charges of $3 million and $7 million pretax in the third quarter of 2005 and 2004, respectively, and $58 million and $39 million in the first nine months of 2005 and 2004, respectively, for program management, legal, and other costs related to RE&C. Included in the first nine months of 2005, was a $39 million charge for the settlement of a class action lawsuit related to the sale of RE&C to WGI as discussed in Note 14, Commitments and Contingencies, of the Notes to the Financial Statements. This charge does not reflect any insurance proceeds. In September 2005, the Company reached a tentative agreement with its insurance carriers under which the Company will receive approximately $28 million towards the settlement and related expenses. The agreement is expected to be finalized and the settlement amount paid by the carriers in the fourth quarter of 2005. The Company will record the $28 million as income from discontinued operations upon final settlement.

In the first nine months of 2005 and 2004, the Company also recorded after-tax charges of $23 million and $24 million, respectively, for an estimated liability for foreign tax-related matters. Although not expected to be material, additional losses on foreign tax-related matters could be recorded in the future as estimates are revised or the underlying matters are settled.

In 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. The Company is currently involved in a purchase price dispute related to the sale of AIS in which the purchaser has claimed a purchase price adjustment of $85 million. The Company disputes this claim and expects the matter to be resolved in arbitration in January 2006. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete.

The Company recorded charges related to AIS of $2 million and $9 million in the third quarter of 2005 and 2004, respectively, and $6 million and $20 million in the first nine months of 2005 and 2004, respectively, primarily related to the BBJ program.

In the third quarter of 2005, the total loss from discontinued operations was $5 million pretax, $3 million after-tax, or $0.01 per basic and diluted share versus $16 million pretax, $34 million after-tax, or $0.08 per basic and $0.07 per diluted share in the third quarter of 2004.

In the first nine months of 2005, the total loss from discontinued operations was $64 million pretax, $65 million after-tax, or $0.14 per basic and diluted share versus $59 million pretax, $62 million after-tax, or $0.14 per basic and diluted share in the first nine months of 2004.

Net cash used in operating activities from discontinued operations related to RE&C was $50 million in the first nine months of 2005 versus net cash used of $52 million in the first nine months of 2004. The Company expects its operating cash flow to be positively affected by approximately $20 million in the remainder of 2005 primarily due to the anticipated receipt of the $28 million from the Company’s insurance carriers described above. Further increases in project costs may increase the estimated operating cash outflow for RE&C in 2005.

Financial Condition and Liquidity

Net cash provided by operating activities was $1,288 million in the first nine months of 2005 versus $1,138 million in the first nine months of 2004. In the first nine months of 2004, the Company paid $210 million in connection with the settlement of a class action lawsuit. The increase in inventories at September 25, 2005 was due to higher sales anticipated in the fourth quarter of 2005 at Raytheon Aircraft. In general, the Company pays its employees on a biweekly basis. The increase in accrued salaries and wages is due to the timing of the pay period. Net cash tax payments are expected to be approximately $60 million in 2005 versus $5 million in 2004.

The increase in free cash flow at Network Centric Systems in the first nine months of 2005 was due to the settlement of an international contract and timing of other milestone payments. Included in free cash flow at Space and Airborne Systems in the first nine months of 2004 was the receipt of an advance payment on an international program.

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

The Company provides long-term financing to its aircraft customers. Origination of financing receivables in the first nine months of 2005 was $218 million versus $223 million in the first nine months of 2004. Collection of financing receivables not sold was $278 million in the first nine months of 2005 versus $329 million in the first nine months of 2004.

Net cash used in investing activities in the first nine months of 2005 was $308 million versus $422 million in the first nine months of 2004. Capital expenditures were $183 million in the first nine months of 2005 versus $209 million in the first nine months of 2004. Capital expenditures for the full-year 2005 are expected to be approximately $370 million. Capitalized expenditures for internal use software were $61 million in the first nine months of 2005 versus $73 million in the first nine months of 2004. Capitalized expenditures for internal use software are expected to be approximately $100 million in 2005 as the Company continues to convert significant portions of existing financial and operational systems. In the first quarter of 2005, the Company paid the third and final installment of $60 million related to the 2003 acquisition of Solipsys Corporation. The second installment of $70 million was paid in the first quarter of 2004. In the third quarter of 2005, the Company paid $39 million for the acquisition of UTD, Inc.

Net cash used in financing activities was $716 million in the first nine months of 2005 versus $328 million in the first nine months of 2004. Dividends paid to stockholders were $289 million in the first nine months of 2005 versus $258 million in the first nine months of 2004. The quarterly dividend rate was $0.22 per share for the first three quarters of 2005 versus $0.20 per share for the first three quarters of 2004.

In 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s outstanding common stock. In the first nine months of 2005, the Company repurchased $390 million of common stock under this program.

Capital Structure and Resources

Total debt was $5.1 billion at September 25, 2005 and $5.2 billion at December 31, 2004. Cash and cash equivalents were $820 million at September 25, 2005 and $556 million at December 31, 2004. At September 25, 2005, the cash and cash equivalent balance included approximately $127 million of cash held by foreign subsidiaries. Total debt, as a percentage of total capital, was 32.5 percent at September 25, 2005 versus 32.8 percent at December 31, 2004.

In the first nine months of 2004, the Company repurchased long-term debt and subordinated notes payable with a par value of $1,014 million at a loss of $47 million pretax.

After the end of the third quarter of 2005, the Company initiated a call to repurchase $196 million of its 7.375 percent notes due July 15, 2025 at a loss of approximately $10 million.

The Company’s most restrictive financial bank agreement covenant is an interest coverage ratio that currently requires earnings before interest, taxes, depreciation, and amortization (EBITDA) to be at least 3.0 times net interest expense for the prior four quarters. The Company was in compliance with the interest coverage ratio covenant during the first nine months of 2005.

Lines of credit with certain commercial banks exist to provide short-term liquidity. The lines of credit bear interest based upon LIBOR and were $2.2 billion at September 25, 2005 and $2.3 billion at December 31, 2004. There were borrowings outstanding under these lines of credit of $375 million at September 25, 2005. Additionally, the Company had approximately $100 million of outstanding letters of credit and $50 million of commercial paper borrowings outstanding at September 25, 2005 which effectively reduced the Company’s borrowing capacity under the lines of credit to $1.7 billion. There were no borrowings outstanding under these lines of credit at December 31, 2004.

In the first nine months of 2004, in accordance with the terms of the Company’s equity security units, the Company received proceeds of $863 million and issued 27.0 million shares of common stock.

The Company has on file a shelf registration with the Securities and Exchange Commission for the issuance of up to $3.0 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts, under which $1.3 billion remained outstanding at September 25, 2005. A majority of the remaining availability under the shelf registration is expected to be used in connection with the settlement of a class action lawsuit, described in Note 14, Commitments and Contingencies of the Notes to the Financial Statements.

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

Commitments and Contingencies

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $129 million. Discounted at a weighted-average risk-free rate of 5.8 percent, the Company estimates the liability to be $98 million before U.S. government recovery and had this amount accrued at September 25, 2005. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $54 million at September 25, 2005 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations of the Company or its affiliates. Approximately $321 million, $804 million, and $78 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at September 25, 2005, respectively, and $294 million, $827 million, and $250 million were outstanding at December 31, 2004, respectively. These instruments expire on various dates through 2015. Included in guarantees and letters of credit above was $74 million and $151 million at September 25, 2005, respectively and $43 million and $153 million at December 31, 2004, respectively related to the Company’s joint venture in Thales-Raytheon Systems. Also included in guarantees, letters of credit, and surety bonds above was $94 million, $8 million, and $62 million at September 25, 2005, respectively and $94 million, $9 million, and $234 million at December 31, 2004, respectively related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

Likewise, accidents and incidents involving Raytheon aircraft may prompt the Federal Aviation Administration (FAA) to issue Airworthiness Concern Sheets (ACS’s), Notices of Proposed Rulemaking for Airworthiness Directive action (Notices), and Airworthiness Directives (AD’s) themselves. AD’s are regulations that require corrective actions or limitations to address FAA safety concerns about a specific model or class of aircraft. ACS’s and Notices are public notifications of the FAA’s safety concern and both request public comment on the issue. Publication of ACS’s, Notices, and AD’s could create a public perception that a particular Raytheon aircraft is not safe, reliable, or suitable for an operator’s needs. This perception could result in a claim being filed against the Company or lost future sales, or both. Publication of an AD could require design modifications causing Raytheon to incur significant expenditures altering an aircraft design, altering aircraft in production, and altering fielded aircraft under warranty. AD’s issued by the FAA are typically followed by similar regulatory requirements in other countries where affected aircraft are certified. Accordingly, if an AD were issued, Raytheon could incur expenses related to corrective action worldwide for the fleet of aircraft impacted by the AD. The publication of ACS’s, Notices and AD’s could lead to a decline in revenues and have a negative effect on our business, financial condition and results of operations.

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

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at September 25, 2005 and September 26, 2004, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was approximately $1 million, after-tax. Fixed rate financial instruments were not evaluated, as the risk exposure is not material. The Company believes its exposure due to changes in foreign exchange rates is not material due to the Company’s hedging policy and the fact that the Company does not enter into speculative hedges.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 25, 2005. Based on this evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as and when required.

In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes In Internal Controls Over Financial Reporting

During the third quarter of 2005, the Company implemented new manufacturing planning and control software within the Missile Systems segment.

Other than the item noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART	II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to or has property subject to litigation and other proceedings referenced in “Note 14 – Commitments and Contingencies” of the Notes to Financial Statements (Unaudited) included in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, or arising in the ordinary course of business. In the opinion of management, except as otherwise indicated herein or in the Form 10-K, it is unlikely that the outcome of any such litigation or other proceedings will have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

As previously reported, in July 2004 the Company and the individual defendants reached a tentative agreement to settle all claims in the In re Raytheon Derivative Litigation (No. 17495-NC) for $4 million, without admitting any liability or wrongdoing. On July 14, 2005, the court approved the settlement.

As previously reported, in November 2004 the Company and the individual defendants reached a tentative agreement to settle all claims in the In re Raytheon Shareholders Litigation (No. 19018-NC) for $2 million, without admitting any liability or wrongdoing. On September 9, 2005, the court approved the settlement.

As previously reported, the Company commenced settlement discussions in December 2004 with the South Coast Air Quality Management District in the State of California for alleged violations of District regulations. Without admitting any wrongdoing or liability, the Company settled all of the alleged claims in August 2005.

As previously reported, in May 2003 two purported class action lawsuits entitled, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS) and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in federal court in Boston, Massachusetts on behalf of participants in the Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both complaints allege that the Company and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of the Company’s savings and investment plans’ investment in the Company stock. In September 2003, these actions were consolidated. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended, ERISA Complaint”), was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in the Company’s stock since October 7, 1998. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint. In September 2005, the court denied the motion to dismiss without prejudice to re-file the motion after the completion of further discovery conducted by the parties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer

	Total Number of Shares Purchased (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
July (June 27– July 24, 2005)	18,092	1,140,000	$39.38	$463 million
August (July 25 – August 21, 2005)	1,552	1,610,200	$39.50	$400 million
September (August 22 – Sept. 25, 2005)	3,943	2,288,500	$39.27	$310 million

Total	23,587	5,038,700	$39.37

(1)	Shares purchased relate to treasury activity under the Company’s stock plans. The total number of shares purchased during the fiscal third quarter of 2005 includes: (i) the surrender by employees of 3,512 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options, and (ii) the surrender by employees of 20,075 shares to satisfy income tax withholding obligations in connection with the vesting and distribution of common shares related to the restricted stock previously issued to employees.

(2)	On November 30, 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.1	Raytheon Company 1991 Stock Plan, as amended on September 21, 2005.

10.2	Raytheon Company 1995 Stock Option Plan, as amended on September 21, 2005.

10.3	Raytheon Company 1997 Nonemployee Directors Restricted Stock Plan, as amended on September 21, 2005.

10.4	Raytheon Company 2001 Stock Plan, as amended on September 21, 2005.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Biggs C. Porter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of William H. Swanson Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Biggs C. Porter Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY (Registrant)

By:	/s/ Biggs C. Porter
Biggs C. Porter
Vice President and Corporate Controller
(Principal Accounting Officer)

October 27, 2005