Form 10-K/A
period 2004-12-31
RAYTHEON CO/
filed 2006-02-08
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Raytheon Company (the “Company” or “Raytheon”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 solely to revise Item 6 (Selected Financial Data) by deleting the selected financial data relating to 2001 and 2000 and to make a similar change to Exhibit 12 (Computation of Ratio of Earnings to Fixed Charges).

In April 2005, the Company submitted an offer of settlement to the staff of the Enforcement Division of the Securities and Exchange Commission, which the Enforcement Division staff has agreed to recommend to the Commission, to resolve a pending investigation of the Company’s disclosures and accounting practices, primarily related to its Raytheon Aircraft Corporation (“RAC”) commuter aircraft business during the period from 1997 to 2001. This offer of settlement was previously disclosed in a press release and in a Form 8-K dated April 15, 2005. In connection with its investigation, the staff of the Enforcement Division has alleged that, among other matters, approximately $67 million to $240 million of the total $693 million charge the Company took in the third quarter of 2001 related to losses on its commuter assets (the “commuter loss provision”) should have been taken at year-end 2000, and that the commuter loss provision taken in 2001 was thus overstated by a corresponding amount. In offering to settle the pending matter, Raytheon neither admits nor denies these allegations.

In connection with the settlement, the Company acknowledges certain past inadequate documentation, disclosure, and accounting practices, and further acknowledges that, in the exercise of reasonable judgment, a portion of the total $693 million charge taken in 2001 should have been recorded at year-end 2000. The Company has not, however, conducted a current detailed analysis for such periods for the purpose of attempting to allocate the commuter loss provision between the two years. The Company believes that such an undertaking now would be unreasonably difficult and burdensome.

RAC has not manufactured new commuter aircraft since 2002. The Company formed Raytheon Airline Aviation Services, LLC (“RAAS”) to manage the commuter portfolio, and since the fourth quarter of 2003, the Company has included the financial results of RAAS in the “Other” reporting segment. The Company believes that it would be unduly difficult and burdensome to restate the five-year statistical summary table, particularly when such a restatement would relate to a non-core line of business. RAAS accounted for 0.5%, 0.5% and 0.7%, of the Company’s net sales during 2004, 2003 and 2002, respectively, and accounted for 2% and 3% of the Company’s total assets at December 31, 2004 and December 31, 2003, respectively. Accordingly, the Company is omitting the selected financial data for 2001 and 2000 previously included in the table (and in Exhibit 12) and such financial data should no longer be relied upon.

As previously disclosed, the Company recorded a $12 million after-tax charge related to the offer of settlement in its 2005 first quarter.

INDEX

		Page
PART II

Item 6.	Selected Financial Data	4

PART IV

Item 15.	Exhibits and Financial Statement Schedules	5

PART II

Item 6.	Selected Financial Data

FIVE-YEAR STATISTICAL SUMMARY

(In millions except share amounts and total employees)	2004	2003	2002	2001[1]	2000[1]
Results of Operations
Net sales	$20,245	$18,109	$16,760
Operating income	1,388	1,316	1,783
Interest expense	418	537	497
Income from continuing operations	439	535	756
Loss from discontinued operations, net of tax	(63)	(170)	(887)
Cumulative effect of change in accounting principle, net of tax	41	—	(509)
Net income (loss)	417	365	(640)
Net cash provided by operating activities from continuing operations	2,114	2,567	847
Net cash provided by (used in) operating activities	2,071	2,034	(349)
Diluted earnings per share from continuing operations	$0.99	$1.29	$1.85
Diluted earnings (loss) per share	0.94	0.88	(1.57)
Dividends declared per share	0.80	0.80	0.80
Average diluted shares outstanding (in thousands)	442,201	415,429	408,031

Financial Position at Year-End
Cash and cash equivalents	$556	$661	$544
Current assets	7,124	7,125	7,922
Property, plant, and equipment, net	2,738	2,711	2,396
Total assets	24,153	24,208	24,678
Current liabilities	5,644	4,322	5,839
Long-term liabilities (excluding debt)	3,224	3,281	2,831
Long-term debt	4,229	6,517	6,280
Subordinated notes payable	408	859	858
Total debt	5,153	7,391	8,291
Stockholders’ equity	10,551	9,162	8,870

General Statistics
Total backlog	$32,543	$27,542	$25,666
U.S. government backlog included above	25,525	21,353	18,254
Capital expenditures	363	428	458
Depreciation and amortization	434	393	364
Total employees from continuing operations	79,400	77,700	76,400

(1)	In April 2005, the Company submitted an offer of settlement to the staff of the Enforcement Division of the Securities and Exchange Commission, which the Enforcement Division staff has agreed to recommend to the Commission, to resolve a pending investigation of the Company’s disclosures and accounting practices, primarily related to its Raytheon Aircraft Corporation (“RAC”) commuter aircraft business during the period from 1997 to 2001. This offer of settlement was previously disclosed in a press release and in a Form 8-K dated April 15, 2005. In connection with its investigation, the staff of the Enforcement Division has alleged that, among other matters, approximately $67 million to $240 million of the total $693 million charge the Company took in the third quarter of 2001 related to losses on its commuter assets (the “commuter loss provision”) should have been taken at year-end 2000, and that the commuter loss provision taken in 2001 was thus overstated by a corresponding amount. In offering to settle the pending matter, Raytheon neither admits nor denies these allegations.

In connection with the settlement, the Company acknowledges certain past inadequate documentation, disclosure, and accounting practices, and further acknowledges that, in the exercise of reasonable judgment, a portion of the total $693 million charge taken in 2001 should have been recorded at year-end 2000. The Company has not, however, conducted a current detailed analysis for such periods for the purpose of attempting to allocate the commuter loss provision between the two years. The Company believes that such an undertaking now would be unreasonably difficult and burdensome.

RAC has not manufactured new commuter aircraft since 2002. The Company formed Raytheon Airline Aviation Services, LLC (“RAAS”) to manage the commuter portfolio, and since the fourth quarter of 2003, the Company has included the financial results of RAAS in the “Other” reporting segment. The Company believes that it would be unduly difficult and burdensome to restate the five-year statistical summary table, particularly when such a restatement would relate to a non-core line of business. RAAS accounted for 0.5%, 0.5% and 0.7%, of the Company’s net sales during 2004, 2003 and 2002, respectively, and accounted for 2% and 3% of the Company’s total assets at December 31, 2004 and December 31, 2003, respectively. Accordingly, the Company is omitting the selected financial data for 2001 and 2000 previously included in the table and such financial data should no longer be relied upon.

Certain prior year amounts have been reclassified to conform with the current year presentation.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(b)	Exhibits:

12	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges for the year ended December 31, 2004.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Biggs C. Porter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Biggs C. Porter
Biggs C. Porter Vice President and Corporate Controller, Acting Chief Financial Officer

Dated: February 8, 2006

Exhibit Index

12	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges for the year ended December 31, 2004.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Biggs C. Porter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.