Form 10-K
period 2005-12-31
RAYTHEON CO/
filed 2006-03-02
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☒    No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 26, 2005, was approximately $17.5 billion.

Number of shares of Common Stock outstanding as of February 19, 2006: 446,115,000.

Documents incorporated by reference and made a part of this Form 10-K:

Portions of the Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Raytheon Company and its subsidiaries (“Raytheon” or the “Company”), with worldwide 2005 sales of $21.9 billion, is an industry leader in defense and government electronics, space, information technology, technical services, and business and special mission aircraft. Raytheon designs, develops, manufactures, integrates, supports and provides a wide range of technologically advanced products, services and solutions for governmental and commercial customers in the United States and abroad. The Company acts as a prime contractor or major subcontractor on numerous defense and related programs for the U.S. government, which accounted for 74% of the Company’s sales in 2005.

Raytheon was founded in 1922 and is currently incorporated in the state of Delaware. The Company is the surviving company of the 1997 merger of HE Holdings, Inc. and Raytheon Company. The Company’s principal executive offices are located at 870 Winter Street, Waltham, Massachusetts 02451.

Business Segments

The Company operates in seven principal business segments: Integrated Defense Systems (IDS); Intelligence and Information Systems (IIS); Missile Systems (MS); Network Centric Systems (NCS); Space and Airborne Systems (SAS); Technical Services (RTSC); and Aircraft. The Company’s IDS, IIS, MS, NCS, SAS, RTSC segments and portions of the Aircraft segment are primarily engaged in government and defense work. Revenues and other financial information of the Company’s business segments are set forth on pages 39-43 of this report.

Integrated Defense Systems (IDS)—IDS, headquartered in Tewksbury, Massachusetts, is a leader in mission systems integration, providing integrated air defense, maritime and joint battlespace solutions. IDS’s international and domestic customer base includes the U.S. Missile Defense Agency (MDA) and the U.S. Armed Forces. IDS consists of the following business areas:

Future Naval Capability—This business area is primarily responsible for the Company’s Detailed Design and Integration contract for the DD(X), the U.S. Navy’s next generation, multi-mission naval destroyer. Under the DD(X) contract, IDS is developing a fully integrated Ship System capability which will enable the U.S. Navy’s “family of ships” strategy. This capability includes design of the Combat Systems Suite as well as design and oversight of the Total Ship’s Computing Environment Infrastructure in which all on-board systems will operate.

Integrated Air Defense (IAD)—IAD provides air and missile defense (AMD) systems integration efforts within a joint integrated architecture enabling warfighters access to air, sea and ground-based sensors and communication systems which link together weapons and battle management command and control in a seamless system of open architecture. This business area produces system of systems engineering solutions, architecture and product capabilities such as: the Patriot Air & Missile Defense System; Joint Land Attack Cruise Missile Defense Elevated Netted Sensor (JLENS); Surface Launched, Advanced Medium Range Air to Air Missile (SL-AMRAAM); Complementary Low Altitude Weapon System (CLAWS); Common Aviation Command & Control System (CAC2S); and Rapid Aerostat Initial Deployment (RAID) Force Protection Systems. IAD’s primary customer is the U.S. Department of Defense (the “DoD”).

Missile Defense (MD)—MD provides mission system solutions for ballistic missile defense. MD’s key capabilities and products include system integration, information management, sensor fusion, discrimination, and sensor systems. MD is the premier provider of Early Warning Radars (for threat detection, track and classification) and X-band Family-of-Radars (for precision track and discrimination of ballistic missile threats) for the Ballistic Missile Defense System (BMDS) currently under development by the MDA. MD also leads the Company’s efforts in the development and implementation of discrimination technology and solutions.

International Operations—This business area, in coordination with the U.S. government and U.S. Armed Forces, provides a wide range of capabilities across integrated air defense, missile defense, maritime and homeland security mission areas to foreign customers. International Operations provides these capabilities worldwide and has local presences in Australia, Germany, Saudi Arabia and Japan.

Maritime Mission Systems (MMS)—MMS provides sensors to engage capabilities to U.S. and foreign navies. MMS is the ship electronics integrator for the LPD-17 San Antonio Class Amphibious Assault Ship, the Warfare System Engineering and Integration provider for CVN 21 aircraft carrier and delivers the Navy Standard Command and Control (NSC2) to the U.S. Navy’s fleet of aircraft carriers and amphibious ships. MMS provides the BYG-1 combat system to all U.S. submarines, as well as Australia’s Collins class submarines, and is also the U.S. Navy’s sole industrial partner on both heavyweight and lightweight torpedoes. The MMS Undersea Systems business area includes various undersea sensors and mine countermeasure systems.

Joint Battlespace Integration (JBI)—JBI provides integrated capabilities in surveillance and maritime domain awareness, including maritime surveillance monitoring, situational awareness, knowledge management, information fusion and interoperability with a broad range of existing systems to detect, identify, track, fuse tracks and information, and disseminate actionable intelligence to appropriate responders. Programs include: the Relocatable Over The Horizon Radar (ROTHR) system, a long range, land based, wide area surveillance system; and the ATHENA Data Fusion system, an information infrastructure that enables the integration of a wide range of information from a variety of sensors and other sources.

Intelligence and Information Systems (IIS)—IIS, headquartered in Garland, Texas, is a leading provider of systems, subsystems and software engineering services for national and tactical intelligence systems, as well as for homeland security and information technology (IT) solutions. Areas of special concentration include processing, analysis and dissemination of signals and imagery, production of geospatial intelligence, command and control of airborne and space borne platforms, and integrated ground systems for weather and environmental programs. In addition, IIS delivers integrated solutions for government IT requirements and knowledge-driven homeland security solutions for customers worldwide. IIS customers include the U.S. Air Force and Navy, National Oceanic and Atmospheric Administration (NOAA), National Aeronautics and Space Administration (NASA), National Geospatial-Intelligence Agency (NGA), other federal, civilian and military customers and classified customers. IIS programs encompass a broad range of products from signal intelligence (SIGINT) sensors (used on platforms such as the U-2 reconnaissance aircraft) to mission management systems (used to manage operation and data for platforms like the Global Hawk aircraft). IIS consists of the following business areas:

Strategic Imaging Systems (SIS)—SIS provides automated intelligence systems, information management and automated releasability dissemination systems; architecture design, development and integration; ground systems engineering support, operations/management, advanced data processing technology and algorithms; and multi-level security architecture and accreditation. Programs include: Freedom, a program involving life-cycle support for a large data processing center; and the MIND, which provides common ground services for a proprietary customer.

National Systems—This business area provides systems and operational support for signals intelligence and multi-INT missions. Areas of concentration include: mission/resource management; real-time mission execution, signal processing and analysis; information management and knowledge discovery; and operations, maintenance and engineering (OM&E) support. Programs include PROCON, an OM&E program, and multiple classified development programs.

Space Systems (SS)—SS provides satellite command and control software and provides mission and resource management, end-to-end information and network management, and modeling and simulation capabilities to its customers. SS also works with commercial customers as the ground systems integrator supporting satellites used to support hundreds of television channels to households around the world. Programs include: the National Polar-orbiting Operational Environmental Satellite System (NPOESS); the Global Positioning System Operational Control Segment (GPS OCX); and NASA’s Earth Observing System (EOS).

Operational Technologies and Solutions (OTS)—OTS provides information management systems, broadband broadcast systems and operations support through its diverse capabilities, ranging from managing state-of-the-art collection systems and large volumes of information securely and reliably, to providing operations support to customers at their respective sites. Programs include: the U.S. Army’s Future Combat Systems (FCS); Global Broadcast System (GBS), a satellite-based system for delivery of real-time video, imagery and other data to users around the world; and numerous classified contracts.

Raytheon Information Solutions (RIS)—RIS provides IT solutions in technical computing, enterprise systems, e-Commerce and logistics management. Programs include: US-VISIT, a program to develop an integrated, automated system to track the entry and exit of visitors entering the U.S; the operation and maintenance of the Advanced Weather Information Processing System for NOAA; and the maintenance on a variety of U.S. Patent and Trademark Office mission critical systems. RIS is also a key supplier of scientific and engineering services to NASA at five centers around the U.S. and is a leader in high performance computing systems with contracts at the Geophysical Fluid Dynamics Laboratory and the Army Research Laboratory.

Tactical Intelligence Systems (TIS)—TIS provides products and services relating to manned and unmanned SIGINT sensors, ground control of airborne SIGINT sensors, multi-INT ground systems, Unmanned Aerial Vehicle (UAV) ground stations and Intelligence, Surveillance and Reconnaissance (ISR) battle space management. Programs include: Distributed Common Ground System (DCGS), the U.S. Air Force’s Intelligence, Surveillance and Reconnaissance global network weapon system; Consolidated Field Services (CFS) for all sensors and ground systems and data links for the U-2 reconnaissance aircraft; and Tactical Control System (TCS) for simultaneous control of multiple UAVs and their payloads from the same station.

Missile Systems (MS)—MS, headquartered in Tucson, Arizona, is a leading missile manufacturer, developing and supporting a broad range of cutting edge solutions and products for the armed forces of the U.S. and other countries. MS consists of the following business areas:

Naval Weapon Systems (NWS)—NWS provides defensive missiles and guided projectiles supporting the navies of over 30 countries. Programs include: the Standard Missile family of state-of-the-art air and missile defense missiles, which are the U.S. Navy’s primary defense against aircraft; Evolved Sea Sparrow Missile (ESSM), which provides self-defense against high-speed, highly maneuverable anti-ship missiles; Rolling Airframe Missile (RAM), a supersonic, light-weight, quick-reaction, fire-and-forget missile designed to destroy antiship missiles; Phalanx, an advanced radar-controlled gun system that provides defense against close-in air and surface threats; and Extended Range Guided Munition (ERGM), a new GPS guided projectile that will support forces ashore with sustained, accurate fire.

Strike—This business area provides products and services designed to enable U.S. Air Force and Navy customers to attack, suppress or destroy ground-based targets. Programs include: Tactical Tomahawk, an advanced surface- or sub-launched cruise missile with loitering and network communication capability; Paveway laser guided “smart” bomb; Joint Stand Off Weapon (JSOW), a joint U.S. Navy/Air Force low cost, air-to-ground weapon; High Speed Anti-Radiation Missile (HARM), which suppresses or destroys surface-to-air missile radars, early warning radars, and radar-directed air defense artillery systems; and Maverick, a family of versatile, precision strike missiles.

Air-to-Air—This business area provides air-to-air missiles. Programs include: AIM 9X, a joint U.S. Navy and Air Force program for the development of the latest member of the Sidewinder short-range missile family; and Advanced Medium Range Air-to-Air Missile (AMRAAM), a state of the art, highly dependable and battle proven air-to-air missile.

Land Combat—This business area provides missiles to the U.S. Army and more than 25 U.S. allies. Programs include: Javelin, a fire and forget anti-tank weapon; Non-Line of Site Launch System (NLOS-LS), an integral part of the U.S. Army’s Future Combat Systems (FCS); and Excalibur, a new GPS guided projectile designed to provide direct support for ground forces.

Exoatmospheric Kill Vehicle (EKV)—This business area focuses on producing the exoatmospheric kill vehicle, the intercept component of the Ground Based Interceptor (GBI) for the Ground Based Midcourse Defense (GMD) system, which is being designed to protect the U.S. against limited ballistic missile attacks and is part of the BMDS. The EKV product consists of an infrared seeker in a flight package, used to detect and discriminate against incoming warheads carrying weapons of mass destruction.

Other MS business areas include: Kinetic Energy Interceptors, which focuses on designing and developing kinetic energy-based missiles that can intercept and destroy enemy ballistic missiles during their boost/ascent and mid-course phases of flight; Advanced Missile Defense, Directed Energy Weapons, which pursues opportunities in the missile defense and directed energy markets, including the development of new kill vehicles, NASA/space applications, discrimination, high power microwave and high energy laser systems; and Advanced Programs, which focuses on next generation technology, systems and solutions for a net-enabled battlespace to fill potential gaps in customers’ capabilities.

Network Centric Systems (NCS)—NCS, headquartered in McKinney, Texas, develops and produces net-centric mission solutions for network sensors, command and control, communications and air traffic management, and homeland security. Customers include all branches of the DoD, the Department of Homeland Security, the Federal Aviation Administration (FAA), other U.S. national security agencies, state and local governments and foreign customers. NCS consists of the following business areas:

Integrated Communications Systems (ICS)—ICS provides wireless, high-bandwidth and transformational communications solutions for its customers. As a Mission Systems Integrator, ICS provides communication systems, services and products that enable Net Centric Operations (NCO) and the Global Information Grid (GIG). ICS solutions provide mission assurance to its customers with satellite, point-to-point and networked communications services that are effective on land, sea and air and include the Navy Multiband Terminal (NMT), Optical Phased Array technologies (OPA), Enhanced Multiband Radio, and Microlight.

Command and Control Systems (C2S)—C2S develops and provides integrated solutions, systems and supporting services to deliver capabilities to enable network-centric warfare via agile and responsive integrated command and control systems and functionality, such as the Advanced Field Artillery Tactical Data System (AFATDS) and persistent surveillance systems. C2S delivers transformational capabilities in Net Centric Warfare (NCW) and Command and Control (C2) systems. C2S serves as Ground Sensor Integrator (GSI) for the U.S. Army’s Future Combat Systems (FCS).

Combat Systems (CS)—CS provides integrated ground-based surveillance and target engagement solutions designed to provide a significant advantage to warfighters. CS is the mission integrator for the Stryker Brigade Combat Team and is developing ground sensor capabilities for the U.S. Army’s Future Combat Systems (FCS) with the Battlefield Target Identification (BTID), Multi-Function RF (MFRF) and Medium Range Electro-Optic Infrared (MREO) programs.

Precision Technologies and Components (PTC)—PTC provides: precision optical and electronic solutions; electronic hardware and software products that enhance the interoperability of communications systems; and a broad range of imaging capabilities including visible to infrared focal plane arrays for thermal imaging, earth remote sensing, and astronomy applications.

Air Space Management and Homeland Security (AMHS)—AMHS provides integrated communications, navigation, surveillance and air traffic management system solutions for both civil and military customers. AMHS is leading the architecture development of the Next Generation Air Transportation System (NGATS) that will provide net-centric solutions designed to significantly enhance the safety, efficiency and capacity of the U.S. air traffic control system. AMHS also provides solutions to the emerging Homeland Security market for border and perimeter security and highway tolling systems.

Thales-Raytheon Systems, LLC (TRS)—TRS is a joint venture between Thales Group and Raytheon. TRS combines the two companies’ capabilities in Air Command and Control Systems (ACCS), Air Operations Centers and Battlefield Weapon Locating Radar and Military Air Surveillance Radar to provide cost effective solutions for military air operations centers and joint operations centers. TRS has three operating units: Thales-Raytheon Systems, LLC in the U.S. and two in France.

Raytheon Systems Limited (RSL)—RSL, Raytheon’s U.K. subsidiary, designs, develops and manufactures a wide range of advanced systems for network enabled operations, safety critical control functions and precision systems. Customers include the U.K. Ministry of Defense and commercial air traffic control organizations across the world. Programs include Airborne Standoff Radar (ASTOR), a world class ground surveillance capability, and Situational Awareness and C4I capability, including the Successor Identification Friend or Foe (SIFF) System and the Joint Effects Tactical Targeting System (JETTS). RSL also supports the U.K. activities of the Company’s SAS, IIS, IDS, MS and Aircraft business segments.

Raytheon Canada Limited (RCL)—RCL provides persistent surveillance radar for air traffic management systems.

Space and Airborne Systems (SAS)—SAS, headquartered in El Segundo, California, is a leader in the design and development of integrated systems and solutions for advanced missions, including unmanned aerial operations, electronic warfare, active electronically scanned array radars, airborne processors, weapon grade lasers, missile defense, and intelligence, surveillance and reconnaissance systems. SAS provides electro-optic/infrared sensors, airborne radars, solid-state high energy lasers, precision guidance systems, electronic warfare systems, and space-qualified systems for civilian and military applications. SAS customers include the U.S. Navy, Air Force and Army, classified customers and commercial businesses. SAS consists of the following business areas:

Air Combat Avionics (ACA)—ACA provides advanced fire control radar, processor solutions and technologies to customers including the U.S. Navy, U.S. Air Force and foreign governments. ACA is a leader in providing both mechanically scanned radars and Active Electronically Scanned Array (AESA) radars for the U.S. Air Force’s F-15 and B-2 as well as the U.S Navy’s F/A-18 fighter jet. ACA’s advanced airborne processors are integral mission computer/signal processing systems in the F-16, F-22A and F-35 aircraft.

Strategic Systems (SS)—SS provides space and space-qualified payloads for the intelligence, defense, and civil space communities. This business area’s customers and programs are predominantly classified. Non-classified programs include: the Space Tracking and Surveillance System (STSS), a system for midcourse tracking and dissemination of objects; and Visible Infrared Imager Radiometer Suite (VIIRS) for NPOESS and instruments for Mars exploration.

Precision Attack and Surveillance Systems (PASS)—PASS provides maritime surveillance radars and electro-optical and infrared sensors for surveillance, reconnaissance and targeting mission support. Products include: the APS-137 radar upgrade for the Multi-Mission Aircraft program; SeaVue radar; the Multi-spectral Targeting System for the Predator; AAS-44 Forward-looking Infrared Radar; and the ASQ-228 ATFLIR targeting pod.

Integrated Airborne Systems (IAS)—IAS provides advanced intelligence, surveillance and reconnaissance (ISR) sensors and system solutions for multiple national and international customers and prime contractors. Programs include: the Enhanced Integrated Sensor Suite (EISS) for the Global Hawk unmanned aerial system; the Airborne Stand-Off Radar (ASTOR) program for the U.K. Ministry of Defense; the U.S. Air Force’s MP-RTIP sensor; and the ASARS 2-A sensor for the U-2 reconnaissance aircraft.

Electronic Warfare Systems (EWS)—EWS provides aircraft/shipboard self-protection systems to counter threats and enhance survivability. Programs include: ALE-50 and Advanced Towed Decoys; ALR-67(V)3 Radar Warning Receiver; ALR-69A(V) Radar Warning Receiver; and the Advanced Self-Protection Integrated Suite.

Advanced Products Center (APC)—APC provides high performance transmit/receive modules for multiple active array radars including those for Missile Defense (THAAD, BMDS, XBR), Fire Control (F/A-18, F/A-22, F-15) and Surveillance (B-2 and Multi-Platform Radar Technology Insertion Program (MP-RTIP)). APC products are also integral to next generation revolutionary platforms, such as the U.S. Navy’s DD(X), Joint Unmanned Combat Air System (J-UCAS), and F-35 Joint Strike Fighter.

Advanced Concepts and Technologies (ACT)—ACT conducts internal research and development for SAS and contract research and development for customers including the U.S. Air Force Research Lab and the Defense Advanced Research Projects Agency (DARPA).

Integrated Technology Programs (ITP)—ITP provides a wide range of state-of-the-art product families and engineering services in support of the DoD’s recent efforts to transform the capabilities and structure of the U.S. armed forces. ITP’s GPS Navigation Systems provides a variety of sophisticated GPS products for a range of customers including the U.S Air Force and Navy.

Technical Services (RTSC)—RTSC, headquartered in Reston, Virginia, provides technology solutions for defense, Federal government and commercial customers worldwide, specializing in mission support, counter-proliferation and counter-terrorism, customized engineering and manufacturing services and base and range operations. RTSC also provides a significant amount of logistics support to Raytheon products and systems in the field. RTSC customers include all branches of the U.S. Armed Forces, NASA, the U.S. National Science Foundation, other governmental agencies and foreign governments. RTSC consists of the following business areas:

System and Product Support Solutions (SPSS)—SPSS has primary responsibility for leading Mission Support, Raytheon’s integrated approach to providing total life-cycle support, predicting customer needs, sensing problems and proactively applying solutions. SPSS also specializes in logistics systems engineering as well as civil, logistics, reliability and maintenance and safety engineering. SPSS provides technical, installation, maintenance and site integration work on major command and control systems, including telecommunications upgrades at more than 5,000 FAA facilities.

Logistics and Training Systems (LTS)—LTS provides logistics, supply chain management, training, classified and unclassified operations and maintenance support services. Programs include U.S. Army Live Training, in which LTS provides lifecycle management and operations and maintenance services in support of field training at more than 20 sites, and counter-proliferation and counter-terrorism programs with the Defense Threat Reduction Agency.

Engineering & Production Support (EPS)—EPS offers a broad spectrum of engineering and limited-production services, including Capability Maturity Model Integration (CMMI) level 4 software engineering. EPS manufactures the Shared Reconnaissance Pod which provides real-time, high-resolution imaging to air crews.

Depot Operations (DO)—DO operates repair and maintenance depots that are centers of excellence for the support and repair of military and commercial communications and electronics systems. Programs include work for the National Ignition Facility at Lawrence Livermore National Laboratory which is developing advanced laser and fusion technologies.

Polar Services—This business area specializes in base and range services, providing science support, operations, IT and communications systems, logistics, and facilities engineering and construction services and support to the United States Antarctic Program (USAP).

Aircraft—Raytheon Aircraft Company (RAC), headquartered in Wichita, Kansas, designs, develops, manufactures, markets and provides global support for business jets, turboprops and piston-powered aircraft for the world’s commercial, fractional ownership, and military aircraft markets. RAC’s primary objective is to provide the finest quality aircraft and best service and support in the industry. RAC markets its aircraft under its leading Beechcraft® and Hawker® brands and primarily through its own sales force, as well as through a network of authorized independent sales representatives. RAC provides support through nearly 100 factory-owned and authorized service centers and over 1,000 trained field service representatives worldwide.

In 2005, RAC introduced six derivative aircraft models, including the Hawker 800Xpi, Beechcraft Premier IA, Beechcraft King Air C90GT, Beechcraft Bonanza G36, Beechcraft Baron G58 and an increased gross weight Beechcraft King Air 350. The Hawker 4000 is the flagship of the Hawker line and is intended to set the standard for quality, performance and value in the super-midsize class of aircraft. The Company anticipates that the new composite-fuselage Hawker 4000 will be certified in early 2006.

RAC’s jet line includes the Hawker 800Xpi midsize jet, the Hawker 400XP light jet, and the Beechcraft Premier IA entry level light jet. RAC’s turboprop line includes the Beechcraft King Air 350, King Air B200 and King Air C90GT. RAC’s piston powered aircraft line includes the twin engine Beechcraft Baron G58 and the single-engine Beechcraft Bonanza G36. In addition, the Beechcraft T-6A Texan II serves as the military trainer for the U.S. Air Force and U.S. Navy’s Joint Primary Aircraft Training System (JPATS), as well as for certain foreign countries’ air forces.

RAC also markets, produces and supports a wide range of special mission aircraft for military and governments worldwide. Missionized versions of the Beechcraft King Air Series, Pistons and Hawker 400XP and 800XP (and predecessor models), are currently in-service worldwide. In 2005, RAC introduced its next-generation military trainer, the new Beechcraft T-6B, which is currently in the development and certification phase and will offer upgraded avionics, Head-Up-Display (HUD) and light attack capability, and its new Beechcraft King Air 350ER, which will offer extended range as well as a maritime patrol version with radars from the Company’s SAS business segment (HISAR and SeaVue), and provides a total “one-company” solution to customers. The 350ER is expected to achieve full certification during 2006.

RAC also operates a network of fixed-base operations (FBOs), providing business aviation services at airports throughout North America, the United Kingdom and Mexico. Additionally, RAC provides and distributes spare parts through warehouses in Dallas, Texas and Liege, Belgium.

Other—The Other business segment consists of the following business areas:

Flight Options LLC (FO)—FO offers services in the fractional jet industry, including programs for ownership shares of new and used aircraft, aircraft leasing, and aircraft for certain time periods.

Raytheon Airline Aviation Services LLC (RAAS)—RAAS manages the long-term wind-down of the Company’s commuter aircraft business, which includes aircraft in inventory, leased aircraft and notes receivable for financed aircraft.

Raytheon Professional Services LLC (RPS)—RPS provides integrated learning solutions to commercial and government organizations worldwide.

Sales to the U.S. Government

Sales to the U.S. government, principally the DoD, were $16.1 billion in 2005 and $15.0 billion in 2004, representing 74% of total sales in 2005 and 2004.

Government Contracts and Regulation

In its government and defense businesses, the Company acts as a prime contractor or major subcontractor for many different U.S. government programs. A program generally is implemented by the award of individual contracts and subcontracts and is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. U.S. government contracts and subcontracts under a program are subject to termination or adjustment if appropriations for such programs are not available or change. The U.S. government is required to adjust equitably a contract price for additions or reductions in scope or other changes ordered by it.

In addition, U.S. government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. government’s convenience as well as termination for default based on performance. Upon termination for convenience, the Company is generally entitled to compensation only for work done and commitments made at the time of termination and will receive some allowance for profit on the work performed. A termination arising out of the Company’s default could expose it to liability and have a negative impact on the Company’s ability to obtain future contracts and orders. Furthermore, on contracts for which the Company is a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of the Company’s performance as a subcontractor. The U.S. government’s right to terminate its contracts for convenience has not had any material adverse effect upon Raytheon’s operations or financial condition in light of its total government and defense business.

The Company’s government and defense business is performed under both cost reimbursement and fixed price prime contracts and subcontracts. Cost reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule; and (iii) cost plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, Raytheon is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing contracts have been made partially or wholly unallowable for reimbursement by statute or regulation. Examples are charitable contributions, certain merger and acquisition costs, lobbying costs and certain litigation defense costs.

The Company’s fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, Raytheon agrees to perform a specific scope of work for a fixed price and as a result, benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, Raytheon shares with the U.S. government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, the Company’s profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive type contracts, the Company usually receives either milestone payments equaling 90% of the contract price or monthly progress payments from the U.S. government generally in amounts equaling 80% of costs incurred under government contracts. The remaining amount, including profits or incentive fees, is billed upon delivery and acceptance of end items under the contract.

As a U.S. government contractor, the Company is subject to specific import and export, procurement and other regulations and requirements. Failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, accuracy of records and recording of costs. Under many U.S. government contracts, the Company is required to maintain facility and personnel security clearances complying with DoD requirements.

The Company is also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, the Company may be subject to civil and criminal penalties and administrative sanctions, which may include: termination of contracts; forfeiture of profits; suspension of payments; fines; and suspension or prohibition from doing business with the U.S. government.

The Company, principally through its IIS and SAS business segments, is also involved in government programs which are classified by the U.S. government and cannot be specifically described in this Form 10-K. The operating results of these classified programs are included in the Company’s consolidated financial statements. The business risks and considerations associated with these classified programs generally do not differ materially from those of the Company’s other government programs and products.

The Company is subject to similar government regulations and contract requirements with respect to its sales to non-U.S. customers. See “International Sales” on page 12 of this Form 10-K for more information regarding the Company’s sales outside of the U.S.

Because it is engaged in supplying defense-related equipment to the U.S. government, Raytheon is subject to certain business risks, some of which are peculiar to that industry. Among these are: the cost of obtaining and retaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Raytheon’s sales to the U.S. government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. See Item 1A “Risk Factors” and “Overview” within Item 7 of this Form 10-K for a description of additional business risks.

See “Sales to the U.S. Government” on page 9 of this Form 10-K for information regarding the percentage of the Company’s revenues generated from sales to the U.S. government.

Backlog

The Company’s backlog of orders was $34.4 billion at December 31, 2005 and $32.5 billion at December 31, 2004. The 2005 amount includes backlog of approximately $27.2 billion from the U.S. government compared with $25.5 billion at the end of 2004. Approximately $3.6 billion and $1.2 billion of the 2005 backlog amount represents direct foreign government backlog and non-government foreign backlog, respectively. Approximately $19.1 billion of the 2005 year-end backlog is not expected to be filled during the following twelve months. These amounts include both funded backlog (unfilled firm orders for products for which funding has been both authorized and appropriated) and unfunded backlog (firm orders for which funding has not yet been appropriated). For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

Research and Development

Raytheon conducts extensive research and development activities to continually enhance its existing products and services and develop new products and services to meet its customer’s changing needs and requirements. During 2005, Raytheon expended $503 million on research and development efforts compared with $491 million in 2004 and $487 million in 2003. These expenditures principally have been for product development for the U.S. government and for aircraft products, including bid and proposal efforts related to government programs. Raytheon also conducts funded research and development activities under government contracts which are included in net sales. For additional information related to research and development activities, see “Note A—Accounting Policies” within Item 8 of this Form 10-K.

Raw Materials, Suppliers and Seasonality

Raytheon is dependent upon the delivery of materials by suppliers and the assembly of major components and subsystems by subcontractors used in the Company’s products. Some products require relatively scarce raw materials. In addition, in connection with its government and defense business, the Company must comply with specific procurement requirements which may, in effect, limit the suppliers and subcontractors the Company may utilize. In some instances, for a variety of reasons, the Company is dependent on sole-source suppliers. The Company enters into long-term or volume purchase agreements with certain suppliers and takes other actions to ensure the availability of needed materials, components and subsystems. In the case of Raytheon Aircraft Company (RAC), RAC is dependent on the successful performance of its suppliers under international supply contracts for the production of certain aircraft and spare parts. Raytheon generally has not experienced material difficulties in procuring the necessary raw materials, components and other supplies for its products. However, the Company has been notified by certain suppliers that they supplied parts which may not comply with certain procurement requirements applicable to DoD contractors. The Company understands that other DoD contractors are experiencing similar potential supply issues. Management does not expect the effects of this potential supply issue to be material.

In recent years, the Company’s revenues in the second half of the year have generally exceeded revenues in the first half. The timing of government awards, the availability of government funding and product deliveries are among the factors affecting the periods in which revenues are recorded. Management expects this trend to continue in 2006.

Competition

The Company’s government and defense businesses directly participate in most major areas of development in the defense and government electronics, space, information technology, technical services and special mission aircraft markets. Technical superiority and reputation, price, past performance, delivery schedules, financing, and reliability are among the principal competitive factors considered by customers in these markets. Raytheon competes worldwide with a number of U.S. and international companies in these markets, some of which may have more extensive or more specialized engineering, manufacturing and marketing capabilities than Raytheon does in some areas. The on-going consolidation of the U.S. and global defense, space and aerospace industries continues to intensify competition. Consolidation among U.S. defense, space and aerospace companies has resulted in a reduction in the number of principal prime contractors. As a result of this consolidation, the Company frequently partners on various programs with its major suppliers, some of whom are, from time to time, competitors on other programs.

The Aircraft segment competes primarily with four other companies in the business aviation industry. The principal factors for competition in the industry are price, financing, operating costs, product quality and reliability, cabin size and comfort, travel range and speed, and product service and support.

Patents and Licenses

Raytheon and its subsidiaries own an intellectual property portfolio which includes, by way of example, many United States and foreign patents, as well as unpatented know-how, trademarks and copyrights, all of which contribute to the preservation of the Company’s competitive position in the market. In certain instances, the Company has augmented its technology base by licensing the proprietary intellectual property of others. The Company also licenses its intellectual property to others. While the Company’s intellectual property rights in the aggregate are important to the operation of the Company, the Company does not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on the business of the Company, taken as a whole.

Employment

As of December 31, 2005, Raytheon had approximately 80,000 employees compared with approximately 79,000 employees at the end of 2004. The increase is primarily due to overall business growth in multiple market sectors and on multiple programs during 2005. Raytheon considers its union-management relationships to be generally satisfactory. In 2005, there were no work stoppages at any of the Company’s sites.

International Sales

Raytheon’s sales to customers outside the U.S. (including foreign military sales) were $4.2 billion or 19% of total sales in 2005, $3.7 billion or 18% of total sales in 2004, and $3.5 billion or 19% of total sales in 2003. These sales were principally in the fields of air defense systems, air traffic control systems, sonar systems, aircraft products, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communication. Foreign subsidiary working capital requirements generally are financed in the countries concerned. Sales and income from international operations and investments are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. Raytheon has acted to protect itself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments. See revenues derived from external customers and long-lived assets by geographical areas set forth in “Note O—Business Segment Reporting” within Item 8 of this Form 10-K.

Raytheon utilizes the services of sales representatives and distributors in connection with certain foreign sales. Normally representatives are paid commissions and distributors are granted resale discounts in return for services rendered.

The export from the U.S. of many of Raytheon’s products may require the issuance of a license by the U.S. Department of State under the Arms Export Control Act of 1976 (formerly the Foreign Military Sales Act); or by the U.S. Department of Commerce under the Export Administration Act and its implementing regulations as kept in force by the International Emergency Economic Powers Act of 1977 (“IEEPA”); or by the U.S. Department of the Treasury under IEEPA or the Trading with the Enemy Act of 1917. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15 or 30 days (depending on the identity of the country that will utilize the equipment and services) prior to authorizing such exports. During that time, the Congress may take action to block a proposed export by joint resolution which is subject to Presidential veto.

Additional information regarding the risks associated with the Company’s international business is contained in Item 1A “Risk Factors” of this Form 10-K.

Environmental Regulation

The Company’s operations are subject to and affected by a variety of federal, state and local environmental protection laws and regulations. The Company has provided for the estimated cost to complete remediation where the Company has determined that it is probable that the Company will incur such costs in the future to address the environmental impact at current or formerly owned operating facilities or at sites where it has been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency or similarly designated by other environmental agencies. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup and the status of the law, regulations, and their interpretations.

In order to assess the potential impact on the Company’s financial statements, management estimates the possible remediation costs that reasonably could be incurred by the Company. Such estimates take into consideration the professional judgment of the Company’s environmental professionals and, when necessary, consultation with outside environmental specialists.

If the Company is ultimately found to have liability at those sites where it has been designated a PRP, the Company expects that the actual costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, however, responsible parties may be jointly and severally liable and, therefore, potentially liable for the full cost of funding such remediation. In the unlikely event that the Company is required to fund the entire cost of such remediation, the statutory framework provides that the Company may pursue rights of contribution from the other PRPs. The amounts the Company records do not reflect the fact that it may recover some of the environmental costs the Company has incurred through insurance or from other PRPs as recovery is not deemed probable.

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

Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in Item 1A “Risk Factors,” Item 3 “Legal Proceedings,” “Commitments and Contingencies” within Item 7 and “Note L—Commitments and Contingencies” within Item 8 of this Form 10-K.

Available Information

The Company’s Internet address is www.raytheon.com. The content on the Company’s website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

The Company makes available free of charge on or through its Internet website under the heading “Investor Relations,” its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. Copies of the Company’s key corporate governance documents, including its Governance Principles, Certificate of Incorporation, By-laws, and charters for the Audit Committee, Management Development and Compensation Committee, Governance and Nominating Committee and Public Affairs Committee of the Board of Directors, and code of ethics entitled “Standards of Business Ethics and Conduct” are also available on the Company’s website. Stockholders may request free copies of these documents from the Investor Relations Department by writing to Raytheon Company, Investor Relations, 870 Winter Street, Waltham, MA 02451, or by calling (781) 522-5123 or by sending an email request to invest@raytheon.com.

ITEM 1A. RISK FACTORS

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding the Company’s 2006 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. The Company’s actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

We depend on the U.S. government for a significant portion of our sales, and the impairment of this relationship or changes in government defense spending could have severe consequences on our business.

Approximately 74% of our net sales in 2005 were to the U.S. government. Therefore, any significant disruption or deterioration of our relationship with the U.S. government could adversely affect our current government contracts and our ability to procure new government contracts, which could significantly reduce our revenues and negatively impact our financial condition and operations. We compete with other government contractors for a limited number of government programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. government at our expense. Accordingly, despite our efforts to maintain and broaden our relationships with it, the U.S. government may choose to use other contractors for its limited number of programs.

In addition, our revenues from the U.S. government largely result from contracts awarded under various defense programs. The funding of our programs is subject to the overall U.S. government budget and appropriation decisions and processes and our programs must compete for funding with non-defense programs and other defense programs in which we are not involved. U.S. government budget decisions, including defense spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. In recent years, the overall level of U.S. defense spending has increased for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the U.S. Department of Defense’s military transformation initiatives. We can give no assurance that U.S. defense spending will continue to grow. Significant changes to U.S. defense spending could have long-term consequences for our size and structure. In addition, as a result of changing government priorities and requirements, defense spending could shift away from certain programs to other programs or into new areas and the timing of funding of certain programs could change. Shifts or reductions in defense spending or changes in timing could result in the reduction or elimination of, or the delay in, funding of one or more of our defense programs, which could negatively impact our results of operations and financial condition.

A substantial majority of our business is governed by U.S. government contracts, which are subject to continued appropriations by Congress and termination.

In our government and defense businesses, we act as a prime contractor or major subcontractor for many different U.S. government programs. A program generally is implemented by the award of individual contracts and subcontracts and is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. U.S. government contracts and subcontracts under a program are subject to termination or adjustment if appropriations for such program are not available or change.

In addition, U.S. government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. government’s convenience as well as termination for default based on performance. Upon termination for convenience, we are generally entitled to compensation only for work done and commitments made at the time of termination. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

In addition, our government contracts typically involve the development, application and manufacturing of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven. In some instances, product requirements or specifications may be modified. As a result, we may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns and product failures, in connection with our government contracts.

Our financial performance is highly dependent on our procurement, performance and payment under our U.S. government contracts. While we are involved in numerous programs and are parties to thousands of U.S. government contracts, the termination of one or more large contracts, whether due to lack of funding, for convenience, or otherwise, or the occurrence of delays, cost overruns and product failures in connection with one or more large contracts, could negatively impact our results of operations and financial condition. Furthermore, we can give no assurance that we would be able to procure new U.S. government contracts to offset the revenues lost as a result of any termination of our contracts.

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business in foreign countries.

In 2005, sales to non-U.S. customers, including foreign military sales, accounted for approximately 19% of our net sales. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

–	The difficulty of complying with various U.S. and foreign laws, regulations, policies and other requirements regarding, among other things, investments, operations, and trade restrictions;
–	Fluctuations in foreign currency exchange rates;
–	The complexity and necessity of using foreign representatives and consultants;
–	Uncertainties and restrictions concerning the availability of funding credit or guarantees;
–	The difficulty of managing and operating an enterprise spread over various countries;
–	Economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships, changes in government and military and political alliances; and
–	Uncertainty of dispute resolution in foreign jurisdictions.

While these factors or the impact of these factors are difficult to predict, any one or more of these factors could negatively impact our results of operations and financial condition.

We may not be successful in obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments.

In order to sell many of our products outside of the U.S., we must first obtain licenses and authorizations from various government agencies. For certain sales of defense equipment and services to foreign governments, the U.S. Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing these sales. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent certain sales. Our inability to sell products outside of the U.S. could negatively impact our results of operations and financial condition.

Competition within our markets may reduce our procurement of future contracts and our sales.

We operate in highly competitive markets. Our competitors range from highly resourceful small concerns, which engineer and produce specialized items, to large, diversified firms. Several established and emerging companies offer a variety of products for applications similar to those of our products. Our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, as the defense industry consolidates, companies may enhance their competitive position and ability to compete against us. We are also facing increasing competition in our domestic and international markets from foreign and multinational firms.

Some of our largest customers could develop the capability to manufacture products similar to products that we manufacture and provide services similar to services we offer. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues and negatively impact our operations and financial results.

Accordingly, if we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our results of operations and financial condition.

Our future success depends on our ability to develop new offerings and technologies that achieve market acceptance.

The markets in which we operate are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

–	Identify emerging technological trends in our target markets;
–	Develop and maintain competitive products and services;
–	Enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors;
–	Develop and manufacture and bring products to market quickly at cost-effective prices; and
–	Effectively structure our businesses, through the use of joint ventures, teaming agreements, and other forms of alliances, to the competitive environment.

Specifically, at Raytheon Aircraft Company (RAC), our future success is dependent on our ability to meet scheduled timetables for the development, certification and delivery of new and derivative product offerings and our ability to continue to compete using our existing legacy aircraft products.

We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new products, services and technologies. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new technology. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our offerings will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products. The possibility that our competitors might develop new technology or offerings might cause our existing technology and offerings to become obsolete. If we fail in our new product development efforts or our products or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new government contracts could be negatively impacted, which would negatively impact our business, results of operations and financial condition.

We enter into fixed-price contracts which could subject us to losses in the event that we have cost overruns.

A significant portion of our contracts are entered into on a fixed-price basis. This allows us to benefit from cost savings, but we carry the burden of cost overruns. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. If our initial estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts then we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.

Our business could be adversely affected by a negative audit by the U.S. government.

As a government contractor, we are subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include: termination of contracts; forfeiture of profits; suspension of payments; fines; and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

As a U.S. government contractor, we are subject to a number of procurement rules and regulation.

Government contractors must also comply with specific procurement regulations and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. If these requirements change, our costs of complying with them could increase and reduce our margins. In addition, failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to:

–	Procurement integrity;
–	Export control;
–	Government security regulations;
–	Employment practices;
–	Protection of the environment;
–	Accuracy of records and the recording of costs; and
–	Foreign corruption.

The termination of a government contract or relationship as a result of any of these acts could have a negative impact on our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

We depend on component availability, subcontractor performance and our key suppliers to manufacture and deliver our products and services.

We are dependent upon the delivery of materials by suppliers and the assembly of major components and subsystems by subcontractors used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. In our government and defense businesses, we must comply with specific procurement requirements, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, we may not have readily available alternatives. While we enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components, and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.

We use estimates in accounting for many of our programs and our new commercial aircraft and changes in our estimates could adversely affect our future financial results.

Contract accounting requires judgment relative to assessing risks, including risks associated with customer directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; consider incentives or penalties related to performance on contracts in estimating sales and profit rates, and record them when there is sufficient information for us to assess anticipated performance; and use estimates of award fees in estimating sales and profit rates based on actual and anticipated awards.

In addition, we use lot accounting for our new commercial aircraft such as the Beechcraft Premier I and the Hawker 4000. Lot accounting involves selecting an initial lot size at the time a new aircraft begins to be delivered and measuring an average margin over the entire lot for each aircraft sold. The costs attributed to aircraft delivered are based on the estimated average margin of all aircraft in the lot and are determined under the learning curve concept which anticipates a predictable decrease in unit costs from cost reduction initiatives and as tasks and production techniques become more efficient through repetition. Once the initial lot has been completed, the use of lot accounting is discontinued. Accordingly, the selection of lot size is a critical judgment. We determine lot size based on several factors, including the size of firm backlog, the expected annual production on the aircraft, and the anticipated market demand for the product.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions, including our ability to sell at least the number of aircraft included in the initial lot size, or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

We must assess the value of used aircraft and aircraft materials and parts which requires significant judgment, and changes in the value of such items could adversely affect our future financial results.

The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft-related assets which serve as collateral for the underlying financing arrangements. As part of our assessment of realizable value, we evaluate many factors, including current and future market conditions, the age and condition of the aircraft, and availability levels for the aircraft in the market. In addition, the valuation of aircraft materials and parts that support our worldwide fleet of aircraft, which are stated at cost, but not in excess of realizable value, also requires significant judgment. As part of our assessment of realizable value, we evaluate many factors, including the expected useful life of the aircraft, some of which have remained in service for up to 50 years. Furthermore, we assumed an orderly disposition of both used aircraft and aircraft materials and parts in connection with our assessments of realizable value. Changes in market or economic conditions and changes in products or competitive products may adversely impact the future valuation of used aircraft and aircraft materials and parts and such change in valuation could negatively impact our future financial condition and results of operations.

Goodwill and other intangible assets represent a significant portion of our assets and any impairment of these assets could negatively impact our results of operation.

At December 31, 2005, we had goodwill and other intangible assets of approximately $12.1 billion, net of accumulated amortization, which represented approximately 50% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill carrying value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over a one to five-year period. In addition, we will continue to incur non-cash charges in connection with the amortization of our intangible assets other than goodwill over the remaining useful lives of such assets. Future determinations of significant write-offs of goodwill as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

Our results of operations and financial condition could be adversely affected by a downturn in the general aviation and other aircraft markets.

If there is a downturn in the general aviation and other aircraft markets due to declining general economic conditions or other reasons, our results of operations and financial condition could be negatively impacted. RAC could experience declining sales of aircraft and increases in aircraft inventories and costs. RAC provides long-term financing to its customers, so it could also experience an increase in defaults under these financing arrangements.

In such a downturn, Flight Options LLC (FO) could also experience declining sales of fractional ownership services and incur greater losses, which could result in the Company’s investment in FO becoming further impaired and the Company incurring additional charges.

In addition, Raytheon Airline Aviation Services LLC (RAAS) has exposure to outstanding financial arrangements for commuter aircraft, with the aircraft serving as collateral under these arrangements. RAAS commuter aircraft customers are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation, and declining commercial aviation market conditions. As a result, RAAS could experience an increase in financial defaults by its aircraft customers.

We are at risk of losses and adverse publicity stemming from any accident involving aircraft for which we hold design authority.

If a Raytheon aircraft were to crash or be involved in an accident, we could be exposed to significant tort liability. Our insurance may be inadequate to cover damages arising from any future accidents. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving a Raytheon aircraft could create a public perception that our aircraft are not safe or reliable, which could harm our reputation, result in reduced sales, and harm our business.

Furthermore, accidents and incidents involving Raytheon aircraft may prompt the Federal Aviation Administration (FAA) to issue directives or other notices regarding the aircraft. Publication of a FAA directive or notice could create a public perception that a particular Raytheon aircraft is not safe, reliable, or suitable for an operator’s needs. This perception could result in a claim being filed against us or lost future sales, or both. In addition, the FAA could require design modifications causing us to incur significant expenditures altering an aircraft design, altering aircraft in production, and altering fielded aircraft under warranty. FAA airworthiness directives are typically followed by similar regulatory requirements in other countries where affected aircraft are certified. The publication of any of the foregoing by the FAA could lead to a decline in revenues and have a negative impact on our business, financial condition and results of operations.

The aircraft manufacturing industry is subject to extensive government regulation, and changes in such regulations may increase our operating costs.

Our commercial aircraft products are required to comply with numerous regulations governing design approvals, production and quality systems, airworthiness, and continuing operational safety in the U.S. and other countries in which our aircraft are sold. These requirements are administered by the FAA in the United States and the aviation authorities of other countries, including, in the case of Europe, the European Aviation Safety Agency (EASA). If these requirements change, our costs of complying with them could increase and reduce our margins.

We use estimates in accounting for our pension plan and changes in our estimates could adversely affect our results of operations.

We must determine our pension plan expense or income which involves significant judgment, particularly with respect to our long-term return on pension assets and discount rate assumptions. If our discount rate assumption (which is used to determine the present value of our benefit obligations) is decreased due to changes in our assumptions or other reasons, our pension plan expense could increase which would negatively impact our results of operations.

We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties.

In the ordinary course of our business, we have entered, and expect to continue to enter, into certain joint venture, teaming and other business relationships to, among other things, expand our research and development, sales and other capabilities and support our broad portfolio of products and services. In some of these business arrangements, we may partner with one or more competitors. Some arrangements may involve foreign partners. These arrangements involve certain risks and uncertainties, including:

–	the risk of the joint venture or applicable entity failing to satisfy its loan, project performance, and other contractual obligations, which may result in certain liabilities to us for guarantees and other commitments;
–	the challenges in achieving strategic objectives and other benefits expected from the business arrangement;
–	the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts; and
–	the difficulty of managing or otherwise monitoring such business arrangements.

We have made, and expect to continue to make, strategic acquisitions and investments, and these activities involve risks and uncertainties.

We have completed a number of acquisitions and investments over the past several years, and we currently intend to do so in the future. Acquisitions and investments involve certain risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in achieving strategic objectives and other benefits expected from acquisitions or investments, the potential impairment of acquired assets, and the potential loss of key employees of the acquired businesses.

We may incur additional charges relating to our former Engineering and Construction Business.

We have obligations related to outstanding letters of credit, surety bonds and guarantees (“Support Agreements”) provided in connection with a number of contracts and leases of our former engineering and construction business unit, which we sold to Washington Group International in July 2000. In meeting our obligations under the remaining Support Agreements, we have various risks and exposures, including warranty closeout, various liquidated damages issues, and potential adverse claims resolution. While these potential obligations, liabilities and risks or the impact of them may be difficult to predict, they could have a negative impact on our financial condition and results of operations.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position, results of operations, and liquidity.

We are defendants in a number of litigation matters and are subject to various other claims, demands and investigations. These matters may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our financial condition, results of operations, and liquidity.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could seriously harm our business.

Due to the specialized nature of our businesses, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, the development of additional management personnel and the hiring of new qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. In addition, certain personnel may be required to receive security clearance and substantial training in order to work on certain programs or perform certain tasks. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could seriously harm our business, results of operations and financial condition.

Some of our workforce is represented by labor unions so our business could be harmed in the event of a prolonged work stoppage.

Approximately 11,500 of our employees are unionized, which represented approximately 15% of our employees at December 31, 2005. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships, currently with 9 different U.S. labor organizations and 4 different non-U.S. labor organizations, will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many United States and foreign patents and patent applications, and have rights in unpatented know-how, trademarks, and copyrights. On occasion, we have applied for semiconductor chip mask work registrations. The U.S. government has licenses in our patents and certain other intellectual property that are developed in performance of government contracts, and it may use or authorize others to use such patents and intellectual property for government purposes. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees, and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Moreover, the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under United States law.

Our operations expose us to the risk of material environmental liabilities.

We use and generate large quantities of hazardous substances and wastes in our manufacturing operations. As a result, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures. For example, we are investigating and remediating contamination related to our current or past practices at numerous properties and, in some cases, have been named as a defendant in related personal injury or “toxic tort” claims.

We are also subject to increasingly stringent laws and regulations that impose strict requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes, restrict air and water emissions from our manufacturing operations, including government-owned facilities we manage, and require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. In addition, if we were convicted of a violation of the Federal Clean Air Act or the Clean Water Act, the facility involved in the violation cannot be used in performing any U.S. government contract awarded during the violation period. We incur, and expect to continue to incur, substantial capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services, including missile systems, command and control systems, and air traffic management systems. In some, but not all, circumstances, we may receive indemnification from the U.S. government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance to protect against all operational risks and liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations and financial condition.

The unpredictability of our results may harm the trading price of our securities, or contribute to volatility.

Our operating results may vary significantly over time for a variety of reasons, many of which are outside of our control, and any of which may harm our business. The value of our securities may fluctuate as a result of considerations that are difficult to forecast, such as:

–	volume and timing of product orders received and delivered;
–	levels of product demand;
–	government spending patterns;
–	the timing of contract receipt and funding;
–	our ability and the ability of our key suppliers to respond to changes in customer orders;
–	timing of our new product introductions and the new product introductions of our competitors;
–	changes in the mix of our products;
–	cost and availability of components and subsystems;
–	price erosion;
–	adoption of new technologies and industry standards;
–	competitive factors, including pricing, availability and demand for competing products;
–	fluctuations in foreign currency exchange rates;
–	conditions in the capital markets and the availability of project financing;
–	regulatory developments;
–	general economic conditions, particularly the cyclical nature of the general aviation market in which we participate; and
–	our ability to obtain licenses from the U.S. government to sell products abroad.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company and its subsidiaries operate in a number of plants, laboratories, warehouses, and office facilities in the United States and abroad. At December 31, 2005, the Company owned, leased, and utilized approximately 42 million square feet of floor space for manufacturing, engineering, research, administration, sales, and warehousing, approximately 92% of which was located in the United States. Of such total, approximately 40% was owned (or held under a long-term ground lease with ownership of the improvements), approximately 54% was leased, and approximately 6% was made available under facilities contracts for use in the performance of U.S. government contracts. At December 31, 2005, the Company had approximately 593,000 square feet of additional floor space that was not in use, including approximately 279,000 square feet in Company-owned facilities.

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

At December 31, 2005, the Company’s business segments and other units had major operations at the following locations:

Location(s)

Integrated Defense Systems	San Diego, CA; Andover, MA; Woburn, MA; Sudbury, MA; Tewksbury, MA; Waltham, MA; Portsmouth, RI; Poulsboro, WA; Huntsville, AL; and Kiel, Germany

Intelligence and Information Systems	Aurora, CO; Landover, MD; State College, PA; Garland, TX; Falls Church, VA; Linthicum, MD; Omaha, NE; Springfield, VA; and Reston, VA

Missile Systems	East Camden, AR; Tucson, AZ; Louisville, KY; Rancho Cucamonga, CA; and Farmington, NM

Network Centric Systems	Fullerton, CA; Goleta, CA; Largo, FL; St. Petersburg, FL; Ft. Wayne, IN; Towson, MD; Marlboro, MA; Dallas, TX; McKinney, TX; Plano, TX; Richardson, TX; Sherman, TX; Midland, Ontario, Canada; and Waterloo, Ontario, Canada

Space and Airborne Systems	El Segundo, CA; Goleta, CA; Forest, MS; and Dallas, TX

Technical Services	Chula Vista, CA; Long Beach, CA; Pomona, CA; Van Nuys, CA; Indianapolis, IN; Burlington, MA; Norfolk, VA; and Reston, VA

Aircraft	Little Rock, AR; Salina, KS; Wichita, KS; and Dallas, TX

Other (Flight Options LLC, Raytheon Airline Aviation Services LLC and Raytheon Professional Services LLC)	Richmond Heights, OH; Wichita, KS; and Troy, MI

Raytheon United Kingdom	Harlow, England; and Glenrothes, Scotland

Raytheon Australia	Canberra, Australia

Corporate, administration and services	Waltham, MA; and Arlington, VA

A summary of the owned and leased floor space at December 31, 2005, by business segment or other unit, follows:

(in square feet with 000’s omitted)	Leased	Owned*	Government Owned	Total
Integrated Defense Systems	2,742	2,835	120	5,697
Intelligence and Information Systems	3,589	1,055	—	4,644
Missile Systems	3,097	790	1,247	5,134
Network Centric Systems	3,708	4,329	—	8,037
Space and Airborne Systems	1,492	3,130	12	4,634
Technical Services	4,771	80	1,287	6,138
Aircraft	1,836	3,796	—	5,632
Flight Options LLC	138	125	—	263
Raytheon Airline Aviation Services LLC	484	279	—	763
Raytheon Professional Services LLC	131	—	—	131
Raytheon United Kingdom	235	342	—	577
Raytheon International, Inc.	80	—	—	80
Corporate, administration and services	323	150	—	473
Total	22,626	16,911	2,666	42,203
*	Ownership may include either fee ownership of land and improvements or a long-term land lease with ownership of improvements.

ITEM 3. LEGAL PROCEEDINGS

Previously Reported Proceedings

In re Raytheon ERISA Litigation. As previously reported, in May 2003 two purported class action lawsuits captioned, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS), and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in the U.S. District Court in Massachusetts on behalf of participants in the Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (“ERISA”). Both complaints allege that the Company and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of the Company’s savings and investment plans’ investment in Raytheon stock. The Court consolidated these actions in September 2003. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in Raytheon stock since October 7, 1998. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint. In September 2005, the Court heard the motion to dismiss but declined to decide the motion subject to a trial on a statute of limitations issue, which is scheduled for June 2006.

Although the Company believes that it has meritorious defenses to the claims made in the above action and intends to contest the matter vigorously, an adverse resolution of the matter could have a material adverse effect on the Company’s financial position and results of operations. The Company is not presently able to reasonably estimate potential losses, if any, related to the matter.

In re Raytheon Securities Litigation. As previously reported, in late 1999, the Company and two of its officers were named as defendants in several class action lawsuits. These lawsuits were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants in a Consolidated and Amended Class Action Complaint (the “Consolidated Complaint”) with the caption, In re: Raytheon Securities Litigation (Civil Action No. 12142-PBS), filed in the U.S. District Court in Massachusetts. The Consolidated Complaint principally alleged that the defendants violated federal securities laws by purportedly making misleading statements and by failing to disclose material information concerning the Company’s financial performance during the class period. In May 2004, without admitting any liability or wrongdoing, the Company reached an agreement to settle this class action lawsuit on behalf of the Company and all individual defendants. The terms of the settlement included a cash payment of $210 million and the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants. On December 10, 2004, the Court entered a final judgment resolving all claims asserted against the Company and the individual defendants. The Company expects that the distribution of the settlement proceeds, including the issuance of the warrants, will occur in the second quarter of 2006.

SEC Investigation. As previously reported, the Company continues to cooperate with the staff of the Securities and Exchange Commission (the “SEC”) in a formal investigation into the Company’s disclosure and accounting practices, primarily related to the commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft Company. On April 15, 2005, the Company announced that it had submitted an offer of settlement to the staff of the SEC. The Company, without admitting or denying any wrongdoing, offered to pay a civil penalty of $12 million and consent to the entry of a cease and desist order with respect to violations of Sections 17(a)(2)-(3) of the Securities Act of 1933 and Sections 13(a) and 13(b)(2)(A)-(B) of the Securities Exchange Act of 1934, and related SEC rules. The SEC staff has agreed to recommend that the SEC approve the offer of settlement. The proposed settlement is subject to approval by the SEC.

In addition, the SEC’s investigation of two of the Company’s employees in connection with this matter, one of whom served as the Company’s Chief Financial Officer from December 2002 until April 15, 2005 remains unresolved. Both individuals remain on administrative leave.

Other Matters

The Company is primarily engaged in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government investigate whether the Company’s operations are being conducted in accordance with these requirements. U.S. government investigations of the Company, whether relating to these contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, the suspension of government export licenses, or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against the Company. Defense contractors are also subject to many levels of audit and investigation. Agencies which oversee contract performance include the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice, and Congressional Committees. The Department of Justice from time to time has convened grand juries to investigate possible irregularities by the Company.

The Company is involved in various stages of investigation and cleanup relative to remediation of various environmental sites. All appropriate costs expected to be incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability is not expected to have a material effect on the Company’s financial position, liquidity or results of operations. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in “Environmental Regulation” within Item 1, Item 1A “Risk Factors,” “Commitments and Contingencies” within Item 7, and “Note L—Commitments and Contingencies” within Item 8 of this Form 10-K.

Accidents involving personal injuries and property damage occur in general aviation travel. Raytheon Aircraft Company (RAC) is a defendant in a number of product liability lawsuits that allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. RAC maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. Additional information regarding aircraft product liability insurance is contained in “Note L—Commitments and Contingencies” within Item 8 of this Form 10-K.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are listed below. Each executive officer was elected by the Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Thomas M. Culligan

Mr. Culligan has served as Senior Vice President—Business Development of Raytheon Company and CEO of Raytheon International, Inc. since March 2001. From 2000 to March 2001, Mr. Culligan was Vice President and General Manager of Defense and Space at Honeywell International Inc. From 1994 to 2000, Mr. Culligan held various positions at Allied Signal, Inc., including Vice President and General Manager, Vice President—Europe, Africa and the Middle East—Marketing, Sales and Service unit and President of Government Operations. Prior to joining Allied Signal, he held executive positions at McDonnell Douglas Corporation. Age 54.

Bryan J. Even

Mr. Even has served as Vice President of Raytheon Company since April 2002 and President of Raytheon Technical Services Company LLC (RTSC) since October 2001. Before assuming leadership of RTSC, Mr. Even had oversight for the Engineering and Production Support business unit in Indianapolis, formerly the Naval Air Warfare Center, from 1999 to 2001. From 1998 to 1999, Mr. Even was Director of East Coast Depot Operations for RTSC. Prior thereto, he was the Deputy General Manager of the Engineering and Depots Group of Raytheon Service Company. Age 45.

Louise L. Francesconi

Ms. Francesconi has served as Vice President of Raytheon Company and President of the Missile Systems business unit since September 2002. From November 1999 to September 2002, Ms. Francesconi was a vice president of Raytheon Company and General Manager of the Missile Systems division within the Electronic Systems business unit. From February 1998 to November 1999, she was Senior Vice President of the former Raytheon Systems Company and Deputy General Manager of the company’s Defense Systems segment. Ms. Francesconi joined Raytheon in 1997 with the merger of Hughes, where she had served as the President of the Hughes Missile Company since 1996. Age 52.

Charles E. Franklin

Mr. Franklin has served as Vice President of Raytheon Company leading the Raytheon Company Evaluation Team since September 2003. Mr. Franklin was President of the Integrated Defense Systems (IDS) business unit from September 2002 to September 2003. From 1998 to September 2002, Mr. Franklin was Vice President and General Manager of the Air and Missile Defense Systems division within the Electronic Systems business unit. From 1996 to 1998, Mr. Franklin was Vice President, Programs and Mission Success at Lockheed Martin Sanders Company. Age 67.

Richard A. Goglia

Mr. Goglia has served as Vice President and Treasurer since January 1999. Mr. Goglia joined the Company in March 1997 and until January 1999, Mr. Goglia was Director, International Finance. Prior to joining the Company, Mr. Goglia spent 16 years in various financial and management positions at General Electric Company and General Electric Capital Corporation where his last position was Senior Vice President—Corporate Finance. Age 54.

Lawrence J. Harrington

Mr. Harrington has served as Vice President, Internal Audit since July 2004. From January 2002 to July 2004, Mr. Harrington served as Vice President of Audit of Staples Inc. From July 2001 to January 2002, Mr. Harrington was a Managing Director at PricewaterhouseCoopers Consulting. From January 1994 to June 2001, Mr. Harrington was Vice President, Director Internal Audit; Vice President Human Resources; Vice President Core Customer Service—Healthcare; and Head of Northeast Customer Service—Healthcare at Aetna, Inc. Age 52.

John D. Harris

Mr. Harris has served as Vice President of Contracts and Supply Chain since May 2005. From June 2003 to May 2005, Mr. Harris was Vice President of Contracts. From September 2002 to June 2003, Mr. Harris was Vice President of Contracts for Raytheon’s government and defense businesses. From April 2001 to September 2002, he was Vice President of Operations for the former Electronic Systems business unit. From November 1999 to April 2001, Mr. Harris was Vice President of Contracts for the Electronic Systems business unit. Age 44.

Jon C. Jones

Mr. Jones has served as Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since November 2005. From May 2005 to November 2005, Mr. Jones served as Vice President and Deputy General Manager of SAS. From February 2004 to May 2005, Mr. Jones was Vice President and Deputy General Manager of the Missile Systems business unit. From May 2001 to February 2004, Mr. Jones was Vice President of Missile Systems’ Strike product line. Mr. Jones joined Raytheon in 1997 with the merger of Hughes, where he had served in positions of increasing responsibility since 1977. Age 51.

Michael D. Keebaugh

Mr. Keebaugh has served as Vice President of Raytheon Company and President of the Intelligence and Information Systems (IIS) business unit since September 2002. From February 1998 to September 2002, Mr. Keebaugh was Vice President and General Manager of the Imagery and Geospatial Systems division within the Command, Control, Communication and Information Systems business unit. Mr. Keebaugh joined Raytheon in 1990 as a result of an acquisition and held other senior positions within the Company including Vice President and General Manager of the Imagery and Geospatial Systems division within Raytheon Systems Company. Age 60.

Jack R. Kelble

Mr. Kelble has served as Vice President of Raytheon Company since September 2002. From September 2002 to November 2005, Mr. Kelble also served as President of the Space and Airborne Systems (SAS) business unit. From October 2001 to September 2002, he was Vice President and General Manager of the Surveillance and Reconnaissance division within the Electronic Systems business unit. From January 2000 to October 2001, Mr. Kelble was Vice President of Engineering for the Electronic Systems business unit. From October 1998 to January 2000, he was Senior Vice President and Deputy General Manager of the Sensors and Electronic Systems division within the Electronic Systems business unit. From January 1998 to October 1998, he was Vice President and General Manager of the Integrated Systems division within the Electronic Systems business unit. Age 62.

Peter S. Pao

Mr. Pao has served as Vice President of Raytheon Company and Chief Technology Officer (Acting) since January 2006. From September 2002 to January 2006, Mr. Pao served as a Vice President of Technology for Raytheon. From January 2002 to September 2002, he was the Vice President of Engineering of the Electronic Systems business unit. From May 2001 to January 2002, Mr. Pao was Vice President of Commercial Ventures of the Electronic Systems business unit. Mr. Pao joined Raytheon in 1997 with the merger of Hughes, where he had served in positions of increasing responsibility since 1979. Age 59.

Keith J. Peden

Mr. Peden has served as Senior Vice President—Human Resources since March 2001. From November 1997 to March 2001, Mr. Peden was Vice President and Deputy Director—Human Resources. From April 1993 to November 1997, Mr. Peden was Corporate Director of Benefits and Compensation. Age 55.

Biggs C. Porter

Mr. Porter has served as Acting Chief Financial Officer since April 2005 and Vice President and Corporate Controller since May 2003. From December 2000 to May 2003, Mr. Porter was Senior Vice President and Corporate Controller of TXU Corp. From 1996 to December 2000, he was Chief Financial Officer of Northrop Grumman Corporation’s Integrated Systems and Aerostructure Sector and its Commercial Aircraft Division. Age 52.

Rebecca B. Rhoads

Ms. Rhoads has served as Vice President and Chief Information Officer since April 2001. From February 2000 to April 2001, Ms. Rhoads was Vice President of Information Systems Technology for the Electronic Systems business unit. From July 1999 to February 2000, she was Vice President of Information Technology for the Defense Systems division of Raytheon Systems Company. From 1996 to 1999, Ms. Rhoads was Director of the Raytheon Test Systems Design Center. Age 48.

Colin Schottlaender

Mr. Schottlaender has served as Vice President of Raytheon Company and President of the Network Centric Systems (NCS) business unit since September 2002. From November 1999 to September 2002, Mr. Schottlaender was Vice President and General Manager of the Tactical Systems division within the Electronic Systems business unit. From December 1997 to November 1999, Mr. Schottlaender was Vice President of Tactical Systems within the Sensors and Electronic Systems division of Raytheon Systems Company. He joined the Company in 1977 and held positions of increasing responsibility in domestic and international business development, program management, quality assurance, test engineering and product design/manufacture. Age 50.

James E. Schuster

Mr. Schuster has served as Executive Vice President of Raytheon Company and Chief Executive Officer of Raytheon Aircraft Company since May 2001. From April 2000 to May 2001, Mr. Schuster was Vice President of Raytheon Company and President of the Aircraft Integration Systems business unit. From September 1999 to April 2000, he was Deputy General Manager for the Aircraft Integration Systems business unit. Age 52.

Daniel L. Smith

Mr. Smith has served as Vice President of Raytheon Company and President of the Integrated Defense Systems (IDS) business unit since September 2003. From August 2002 to September 2003, Mr. Smith was Vice President and Deputy of the IDS business unit. From October 1996 to August 2002, he served as Vice President and General Manager of Raytheon’s Naval & Maritime Integrated Systems division. Mr. Smith joined Raytheon in 1996 as the manager of programs for U.S. Navy LPD-17 class ships. Age 53.

Jay B. Stephens

Mr. Stephens has served as Senior Vice President and General Counsel since October 2002. From January 2002 to October 2002, Mr. Stephens served as Associate Attorney General of the United States. From 1997 to 2002, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International (formerly Allied Signal). From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury Winthrop Shaw Pittman LLP). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Age 59.

William H. Swanson

Mr. Swanson has served as Chairman since January 2004 and as Chief Executive Officer since July 2003. Mr. Swanson joined Raytheon in 1972 and has held increasingly responsible management positions, including: President from July 2002 to May 2004; Executive Vice President of Raytheon Company and President of Raytheon’s Electronic Systems business unit from January 2000 to July 2002; Executive Vice President of Raytheon Company and Chairman and CEO of Raytheon Systems Company from January 1998 to January 2000; Executive Vice President of Raytheon Company and General Manager of Raytheon’s Electronic Systems business unit from March 1995 to January 1998; and Senior Vice President and General Manager of the Missile Systems division from August 1990 to March 1995. Age 57.

Pamela Wickham

Ms. Wickham has served as Vice President of Corporate Affairs and Communications since March 2005. From December 2004 to March 2005, Ms. Wickham served as Vice President, Corporate Communications for Hewlett Packard Company. From April 1996 to November 2004, she served in positions of increasing responsibility within the corporate offices of General Electric, GE Plastics, GE Medical and GE Healthcare. Age 43.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At February 19, 2006, there were 46,593 record holders of the Company’s common stock. The Company’s common stock is traded on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange under the symbol “RTN”. The Company’s annual CEO certification to the New York Stock Exchange was issued on June 3, 2005. For information concerning stock prices and dividends paid during the past two years, see “Note P—Quarterly Operating Results (unaudited)” within Item 8 of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
October (September 26, 2005-October 23, 2005)	438,056	$38.88	421,176	$ 294 million
November (October 24, 2005-November 20, 2005)	710,270	$37.51	675,000	$ 268 million
December (November 21, 2005-December 31, 2005)	113,161	$37.18	112,787	$ 264 million
Total	1,261,487	$37.96	1,208,963
(1)	Includes shares purchased related to treasury activity under the Company’s stock plans. Such activity during the fiscal fourth quarter of 2005 includes: (i) the surrender by employees of 8,159 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options, and (ii) the surrender by employees of 44,365 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	On November 30, 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL SUMMARY

(In millions except share amounts and total employees)	2005	2004	2003	2002	2001(1)
Results of Operations
Net sales	$21,894	$20,245	$18,109	$16,760
Operating income	1,687	1,388	1,316	1,783
Interest expense	312	418	537	497
Income from continuing operations	942	439	535	756
Loss from discontinued operations, net of tax	(71)	(63)	(170)	(887)
Cumulative effect of change in accounting principle, net of tax	—	41	—	(509)
Net income (loss)	871	417	365	(640)
Net cash provided by operating activities from continuing operations	2,546	2,114	2,567	847
Net cash provided by (used in) operating activities	2,515	2,071	2,034	(349)
Diluted earnings per share from continuing operations	$2.08	$0.99	$1.29	$1.85
Diluted earnings (loss) per share	1.92	0.94	0.88	(1.57)
Dividends declared per share	0.88	0.80	0.80	0.80
Average diluted shares outstanding (in thousands)	453,302	442,201	415,429	408,031
Financial Position at Year-End
Cash and cash equivalents	$1,202	$556	$661	$544
Current assets	7,567	7,124	7,125	7,922
Property, plant, and equipment, net	2,675	2,738	2,711	2,396
Total assets	24,381	24,153	24,208	24,678
Current liabilities	5,900	5,644	4,322	5,839
Long-term liabilities (excluding debt)	3,684	3,224	3,281	2,831
Long-term debt	3,969	4,229	6,517	6,280
Subordinated notes payable	408	408	859	858
Total debt	4,456	5,153	7,391	8,291
Stockholders’ equity	10,709	10,551	9,162	8,870
General Statistics
Total backlog	$34,419	$32,543	$27,542	$25,666
U.S. government backlog included above	27,171	25,525	21,353	18,254
Capital expenditures	338	363	428	458
Depreciation and amortization	444	434	393	364
Total employees from continuing operations	79,900	79,400	77,700	76,400

(1)	In April 2005, the Company submitted an offer of settlement to the staff of the Enforcement Division of the Securities and Exchange Commission, which the Enforcement Division staff has agreed to recommend to the Commission, to resolve a pending investigation of the Company’s disclosures and accounting practices, primarily related to its Raytheon Aircraft Corporation (“RAC”) commuter aircraft business during the period from 1997 to 2001. This offer of settlement was previously disclosed in a press release and in a form 8-K dated April 15, 2005. In connection with its investigation, the staff of the Enforcement Division has alleged that, among other matters, approximately $67 million to $240 million of the total $693 million charge the Company took in the third quarter of 2001 related to losses on its commuter assets (the “commuter loss provision”) should have been taken at year-end 2000, and that the commuter loss provision taken in 2001 was thus overstated by a corresponding amount. In offering to settle the pending matter, Raytheon neither admits nor denies these allegations.

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

RAC has not manufactured new commuter aircraft since 2002. The Company formed Raytheon Airline Aviation Services, LLC (“RAAS”) to manage the commuter portfolio, and since the fourth quarter of 2003, the Company has included the financial results of RAAS in the “Other” reporting segment. The Company believes that it would be unduly difficult and burdensome to restate the five-year statistical summary table, particularly when such a restatement would relate to a non-core line of business. RAAS accounted for 0.5%, 0.5%, 0.5% and 0.7%, of the Company’s net sales during 2005, 2004, 2003, and 2002, respectively, and accounted for 2%, 2%, and 3% of the Company’s total assets at December 31, 2005, December 31, 2004, and December 31, 2003, respectively. Accordingly, the Company is omitting the selected financial data for 2001 previously included in the table and such financial data should no longer be relied upon.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Raytheon Company and its subsidiaries (Raytheon or the “Company”) is one of the largest defense electronics contractors in the world, serving all branches of the U.S. military and other U.S. government agencies, NATO, and many allied governments. The Company is a leader in its core defense markets: radars and radio-frequency systems; infrared and electro-optical sensors and systems; missiles and precision weapons; and command, control, communications, computer and intelligence systems. In all of these markets, the Company provides full life-cycle services to its customers, including product design, delivery, and mission support.

Raytheon Aircraft Company (RAC or Raytheon Aircraft) is a leading provider of business and special mission aircraft and delivers a broad line of jet, turboprop, and piston-powered airplanes to individual, corporate, and government customers worldwide.

The Company operates in seven principal business segments: Integrated Defense Systems (IDS); Intelligence and Information Systems (IIS); Missile Systems (MS); Network Centric Systems (NCS); Space and Airborne Systems (SAS); Technical Services (RTSC); and Aircraft. For a more detailed description of the segments, see “Business Segments” within Item 1 of this Form 10-K.

Defense Industry Considerations

The global War on Terrorism, Operation Enduring Freedom and Operation Iraqi Freedom have altered the defense and security environment of the United States and have had, and for the foreseeable future are likely to continue to have, a significant impact on the markets for defense and advanced technology systems and products. The U.S. Department of Defense (the “DoD”) continues to focus on both supporting ongoing operations in Afghanistan and Iraq and transforming the U.S. military to confront future threats. In addition, the Office of Homeland Security and other government agencies continue to focus on enhancing the security of our homeland. To further these priorities, the Company’s defense customers have been focusing on the development of the following defense capabilities: speed, precision, flexibility, and the ability to share knowledge and information. With these capabilities, forces should be better able to seize and sustain initiative, concentrate combat power, and prevent an enemy response. The development and integration of advanced technologies and defense electronics is critical to this new approach.

Overall U.S. defense spending has increased in recent years in connection with the foregoing changes, and the congressionally mandated Quadrennial Defense Review (QDR) released by the DoD in February 2006 indicates continued support of the changes. The QDR recommends certain changes to force structure, particularly with respect to special operations forces, relating to the global War on Terrorism and the insurgency in Iraq. However, at the same time, the QDR also largely maintains the DoD’s transformation initiatives that the Company has supported over the last several years. Specifically, the QDR sets forth the following transformation priorities for which the Company is a key contributor:

–	Continued broad emphasis on net-centricity, with the Company’s Distributed Common Ground System at its core;
–	Continued development of the U.S. Army’s Future Combat Systems, which the Company supports through its Ground Sensor Integrator, Battle Command Management and Execution, and Non-Line-of-Sight Launch System efforts;
–	Continued production of DD(X), the U.S. Navy’s next generation surface combatant, for which the Company is the prime system integrator; and
–	Acceleration of the deployment of Global Hawk and Predator unmanned aerial vehicles, both of which carry Company payloads and systems.

The President’s fiscal year 2007 budget and Future Years Defense Plan (“FYDP”), which projects defense costs for the next five years, are generally consistent with the QDR’s recommendations. Within the DoD budget, the Research, Development, Test and Evaluation budget and the Procurement budget, collectively known as the investment accounts, are a key source of funding for the Company’s programs. These investment accounts show continued growth throughout the FYDP. The Company also receives substantial revenue from the DoD Operations and Maintenance accounts, which are also expected to continue to grow, and from the supplemental funds required to support ongoing operations.

Internationally, the threat of additional terrorist activity, coupled with conventional military threats, has led to a continued strong market. In some cases, these opportunities span what in the U.S. would be termed defense and homeland security. Because of the breadth of the Company’s offerings, its systems integration capability, and its strong legacy in the international market, management believes that the Company is well-positioned for continued success in that market.

Aircraft Industry Considerations

As the general U.S. economic conditions have improved over the past few years, the general aviation market has been improving as well. Although still below its peak performance in 2001, the industry’s 2005 performance reflected the second consecutive year of improvement compared to the industry’s depressed levels of activity in 2002 and 2003.

Raytheon Aircraft Company’s market is also influenced in part by the capital goods sector and the demand for general aviation products by businesses both domestically and internationally, the U.S. and other governments, as well as high net worth individuals. Traditionally, the used aircraft market has led the recovery of the new aircraft market by 9-12 months and although worldwide levels of used aircraft available for sale have declined over the last 24 months, a downturn in economic conditions could slow or delay market demand for used and therefore ultimately new aircraft.

The decline in the worldwide fleet of used aircraft available for sale, especially late model aircraft less than 10 years old, has resulted in improved pricing and demand of new aircraft and many manufacturers have increased line or production rates. In order to support a continued recovery of the new aircraft market, however, the current worldwide inventory of used aircraft available for sale must be maintained or in some cases reduced even further.

Due to the lower levels of used inventory and strong order activity during the second half of 2005, the industry consensus is that the demand for new aircraft will continue to improve in 2006. Additionally, the introduction of new or upgraded products is also expected to drive increased market demand for products across the industry.

Company Strategy

Raytheon is focused on four strategic imperatives:

–	Grow its position in core defense markets through a focus on key strategic pursuits, Mission Support, technology and Mission Assurance;
–	Use its Strategic Business Areas (“SBAs”) to leverage domain knowledge of core defense markets across the company to achieve growth and to expand its Mission Systems Integration opportunities;
–	Establish the Beechcraft and Hawker brands as the aircraft industry standard for quality, service and support; and
–	Be a customer-focused company based on performance, relationships and solutions.

Mission Support focuses on enabling customer success through total life-cycle support that predicts customer needs, senses potential problems, and proactively responds with the most appropriate solutions. Mission Assurance is the commitment to meld the Company’s technologies into the most reliable integrated mission systems in the world to address urgent defense, security, and aircraft needs.

Raytheon’s four SBAs are Missile Defense, Precision Engagement, Homeland Security and Intelligence, Surveillance and Reconnaissance, which are critical markets for the Company. Mission Systems Integration (“MSI”) is the integration of multiple systems (e.g., sensors, C4I, weapons) to deliver a solution to accomplish a specific mission for a customer. MSI requires a thorough understanding of the mission, the systems being integrated, and the concept of operations.

To establish the Beechcraft and Hawker brands, Raytheon is focusing on upgrading its existing portfolio of general aviation aircraft, improving cost competitiveness and flexibility, and providing true Mission Assurance to its customers.

To be a customer-focused company, Raytheon believes that it must (1) perform, by making and keeping its promises to customers, (2) continually listen, anticipate, respond and follow through with its customers, partners and each other, and (3) develop and provide superior customer solutions.

In addition, the Company is focused on the following financial indicators:

–	Bookings and sales;
–	Operating income;
–	Cash generation; and
–	Efficient and effective deployment of capital, as measured by Return on Invested Capital (ROIC).

The Company uses these and other measures to assess the performance of the Company and its business segments as well as for executive compensation purposes.

Given the strength of its technologies, domain knowledge, processes, and other resources, the Company believes that it is well positioned to execute on its strategy and capitalize on the trends in the markets in which it operates and meet its financial objectives and goals.

Technology

Raytheon’s ability to execute its strategy is enhanced by its technical capabilities and domain knowledge in four core areas: Radio Frequency (RF); Electro-optics and Infrared (EO/IR); Missiles and other precision-guided munitions; and Command and Control, Communications, Computers and Intelligence (C4I). The Company leverages these technologies across its products and business units.

–	RF key capabilities include radar, missile seekers, communications, electronic warfare, and directed energy weapons. Major 2005 awards include the Taiwan SRP long-range radar contract and the Joint Land Attack Cruise Missile Defense Elevated Netted Sensor (JLENS) contract modification. Raytheon is also continuing to develop critical Gallium Nitride semiconductor technology which will support future applications.
–	EO/IR capabilities range from sensors and systems that allow the warfighter to see the extended battlespace across space, airborne, and surface domains, to technologies that enable night vision and precision strike missions. Raytheon should continue to gain EO/IR opportunities through the U.S. Army’s modularity initiatives.
–	Missile capabilities include using the missile as a node in the network, urban warfare applications, and lethal and non-lethal applications. Key 2005 achievements in this area include the Non-Line-of-Sight Launch System (NLOS-LS) Precision Attack Missile award and continuing success with Standard Missile-3.
–	C4I key capabilities include situational awareness, persistent surveillance, communications, mission planning, battle management command and control, sensors and payloads, intelligence and analysis, and integrated ground solutions. Key 2005 accomplishments in this area include a number of international awards, such as Joint Effects Tactical Targeting System (JETTS) in the UK, as well as executing a rapid response on the Persistent Surveillance Dissemination System of Systems (PSDS2).

Strategic Business Areas

The Company’s strategy is designed to capitalize on the breadth and depth of the Company’s technologies and domain expertise in order to meet the evolving needs of the Company’s customers. The Company is focusing on the following Strategic Business Areas—critical markets that are aligned with the ongoing military operations, the DoD transformation priorities, and the priorities of the Department of Homeland Security. Raytheon is working to identify opportunities and, through the collaboration of the Company’s business units that offer substantial capabilities in these areas, develop integrated solutions to address these areas.

Missile Defense. The Company is working with the U.S. Missile Defense Agency and other companies to develop an operational Ballistic Missile Defense System, a layered system that will detect, identify, and intercept missiles in all phases of flight—the boost, midcourse, and terminal phases. The fundamental components of integrated missile defense are sensors, interceptors, command and control, and systems integration. The Company is a technology leader in all of these areas. The Company’s broad array of solutions provides the capability to detect and respond to threats at all three phases of the missile defense system. The Company’s programs addressing all three phases include Ballistic Missile Defense System Radar, Space Tracking and Surveillance System, and Cobra Judy Radar. The Company’s programs addressing the boost phase include Kinetic Energy Interceptor; the midcourse phase include Upgraded Early Warning Radars, Exo-Atmospheric Kill Vehicle, Sea-Based X-Band Radar, and Standard Missile-3; the terminal phase include the Patriot Air and Missile Defense System, Terminal High-Altitude Area Defense (THAAD) Battle Management Command, Control and Communication, Standard Missile-6, and THAAD Ground-Based Radar.

Precision Engagement. The Company provides mission solutions across the entire precision engagement chain that are designed to address customers’ increasing need to operate jointly (across services and between allied forces), work in a new net-centric paradigm, minimize collateral damage, and strike time-sensitive targets. The Company’s precision engagement systems include: F-15 and F/A-18 Active Electronically Scanned Array radars, Advanced Medium Range Air-to-Air Missile, Miniature Air Launched Decoy, Situation Awareness Data Link, UK Joint Effects Tactical Targeting System, Non-Line-of-Sight Launch System and Precision Attack Missile, Joint Standoff Weapon, Paveway, Tactical Tomahawk, F/A-18 Radar Warning Receiver, and High Power Microwave.

Intelligence, Surveillance and Reconnaissance. Utilizing its sensing, processing, and dissemination technologies, the Company provides integrated systems solutions for observing, locating, processing, deciding, and disseminating actionable information, thereby enabling network-centric operations for decision makers. These abilities are crucial for war fighters to achieve information dominance throughout the entire battlespace. The Company’s key ISR programs include: Global Hawk sensor suite, Distributed Common Ground System, National Polar-orbiting Operational Environmental Satellite Systems, Future Combat Systems Ground Sensor Integrator, and numerous classified programs.

Homeland Security. The Company continues to leverage the technologies and solutions it has developed for its traditional defense markets to provide solutions to homeland security customers. Recent efforts have focused on the exploitation of the Company’s expertise in the collection and analysis of large amounts of data. The Company has been awarded programs in border security, most notably US-VISIT, and in related areas.

Mission Systems Integration

Raytheon continues to grow and expand its Mission Systems Integration (MSI) initiative. The Company believes that its customers are increasingly seeking a Mission Systems Integrator for their programs and the Company is well positioned to expand its MSI work over the next several years. Examples of the Company’s MSI success in 2005 include:

–	Award of the DD(X) Phase IV prime contract;
–	Successes in intelligence community classified Horizontal Integration opportunities—whose aim is to integrate and link mission elements, multiple sources of intelligence, and ultimately all elements of the intelligence community; and
–	Design and implementation of an RF identification solution to track land border entries and exits at multiple border ports for the US-VISIT program.

Customer Focus

Raytheon’s customer focus is a critical part of its strategy—underpinned by a focus on performance, relationships, and solutions.

Performance means being able to meet customer commitments, and is ensured through strong processes, metrics, and oversight. Raytheon has a “process architecture” that spans its broad programs and pursuits. It consists of processes such as Integrated Product Development System (IPDS) which assures consistency of evaluation and execution at each gate in a program life-cycle. These processes are linked to an array of front-end and back-end metrics. With this structure, Raytheon is able to track results and be alerted to potential issues through numerous oversight mechanisms, including operating reviews, annual operating plan reviews, and human resource reviews.

Raytheon is continuing to build strong customer relationships by listening to customers, working with them as partners, and including them on Raytheon Six Sigma teams to jointly improve their programs and processes. Raytheon is increasingly focused on the importance of speed and agility in responding to its customers’ changing requirements. Recent examples of Raytheon teaming with its customers and delivering rapid, effective responses to real problems include: PSDS2, a surveillance system delivered to the U.S. Army in 6 months; RAID, elevated sensors first deployed to Afghanistan in 36 days; and MTS, an EO/IR system that became operational for combat use with Hellfire missiles in 4 months.

Other Business Considerations

The Company currently is involved in approximately 8,000 active programs and has 13,000 contracts. No individual contract exceeded 4% of Company sales in 2005. Management believes that the Company’s diverse portfolio of programs and capabilities is well suited to a changing defense environment. Raytheon, however, faces numerous challenges and risks.

The Company’s programs generally are implemented by the award of individual contracts and subcontracts and are subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. U.S. government contracts and subcontracts under a program are subject to termination or adjustment if appropriations for such program are not available or change. U.S. government contracts are also subject to oversight audits and contain provisions for termination. Failure to comply with U.S. government regulations could lead to suspension or debarment from U.S. government contracting.

Sales to the U.S. government may be affected by changes in procurement policies, budget considerations, changing defense requirements, and political developments. The influence of these factors, which are largely beyond the Company’s control, could impact the Company’s financial position or results of operations.

In addition, the Company’s programs typically involve the development, application, and manufacturing of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven. In some instances, product requirements or specifications may be modified. As a result, the Company may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns, and product failures in connection with its programs.

As a U.S. government contractor, the Company is subject to specific import and export, procurement and other regulations and requirements. Failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, the protection of the environment, the accuracy of records, and the recording of costs. Under many government contracts, the Company is required to maintain facility and personnel security clearances complying with DoD requirements.

The Company is also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, the Company may be subject to civil and criminal penalties and administrative sanctions, which could include: termination of contracts; forfeiture of profits; suspension of payments; fines; and suspension or prohibition from doing business with the U.S. government.

FINANCIAL SUMMARY

As discussed in more detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Gross bookings were $24.8 billion in 2005, $25.7 billion in 2004, and $22.7 billion in 2003, resulting in backlog of $34.4 billion, $32.5 billion, and $27.5 billion at December 31, 2005, 2004, and 2003, respectively. Backlog represents future sales expected to be recognized over the next several years.

Net sales were $21.9 billion in 2005, $20.2 billion in 2004, and $18.1 billion in 2003. The increase in sales was a result of strong growth at the Company’s government and defense businesses, primarily Integrated Defense Systems and Missile Systems, as well as growth at Raytheon Aircraft.

Operating income was $1.7 billion in 2005, $1.4 billion in 2004, and $1.3 billion in 2003. Operating income as a percent of net sales was 7.7%, 6.9%, and 7.3% in 2005, 2004, and 2003, respectively. Included in operating income was a FAS/CAS Pension Adjustment, described below in Consolidated Results of Operations, of $465 million in 2005, $474 million in 2004, and $109 million of expense in 2003. The FAS/CAS Pension Adjustment in 2006 is expected to be approximately $360 million of expense. Also included in operating income in 2003 were charges on certain programs at Network Centric Systems and Technical Services of $276 million.

Operating cash flow from continuing operations was $2.5 billion in 2005, $2.1 billion in 2004, and $2.6 billion in 2003. Total debt was $4.5 billion at December 31, 2005 versus $5.2 billion at December 31, 2004.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are based on the application of generally accepted accounting principles which requires the Company to make estimates and assumptions about future events that affect the amounts reported in its financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements. The Company believes that the policies set forth below may involve a higher degree of judgment and complexity in their application than the Company’s other accounting policies and represent the critical accounting policies used in the preparation of its financial statements. The Company believes its judgments related to these accounting policies are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Revenue Recognition—Sales under long-term contracts generally are recorded under the percentage of completion method. Incurred costs and estimated gross margins are recorded as sales when work is performed based on the percentage that incurred costs bear to the Company’s estimates of total costs and contract value. Cost estimates include direct and indirect costs such as labor, materials, warranty, and overhead. Some contracts contain incentive provisions based upon performance in relation to established targets, which are included at estimated realizable value. Contract change orders and claims are included when they can be reliably estimated and realization is considered probable. Due to the long-term nature of many of the Company’s programs, developing estimates of total costs and contract value often requires significant judgment. Factors that must be considered in estimating the work to be completed and ultimate contract recovery include labor productivity and availability, the nature and complexity of the work to be performed, the impact of change orders, availability of materials, the impact of delayed performance, availability and timing of funding from the customer, award fee estimations, and the recoverability of claims. In 2005, 2004, and 2003, operating income as a percent of net sales for the government and defense businesses did not vary by more than 2.3%. A 2.3% change in operating income as a percent of net sales for the government and defense businesses in 2005 would change the Company’s operating income by approximately $460 million.

Lot Accounting—The Company uses lot accounting for new commercial aircraft introductions at Raytheon Aircraft. Lot accounting involves selecting an initial lot size at the time a new aircraft begins to be delivered and measuring an average margin over the entire lot for each aircraft sold. The costs attributed to aircraft delivered are based on the estimated average margin of all aircraft in the lot and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs from cost reduction initiatives and as tasks and production techniques become more efficient through repetition. Once the initial lot has been completed, the use of lot accounting is discontinued. The selection of lot size is a critical judgment. The Company determines lot size based on several factors, including the size of firm backlog, market and competitive conditions, the expected annual production for the aircraft, and experience on similar new aircraft. The size of the initial lot for the Beechcraft Premier I is 200 units. The size of the initial lot for the Hawker 4000 is 75 units. A 5% increase in the remaining estimated costs to produce the initial lots of these two aircraft would reduce the Company’s operating income by approximately $64 million in the aggregate.

Valuation of Used Aircraft and Aircraft Materials and Parts—The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft-related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, the Company evaluates many factors including current market conditions, future market conditions, the age and condition of the aircraft, and availability levels for the aircraft in the market. A 5% decrease in the aggregate realizable value of used aircraft in inventory at December 31, 2005, would result in an impairment charge of approximately $10 million. The valuation of aircraft materials and parts that support the worldwide fleet of aircraft, which are stated at cost, but not in excess of realizable value, also requires significant judgment. As part of the assessment of realizable value, the Company evaluates many factors including the expected useful life of the aircraft, some of which have remained in service for up to 50 years. A 5%

decrease in the aggregate realizable value of aircraft materials and parts at December 31, 2005, would result in an impairment charge of approximately $5 million. The Company assumed an orderly disposition for both used aircraft and aircraft materials and parts in connection with the assessments of realizable value.

Impairment of Goodwill and Long-lived Assets—The Company evaluates the recoverability of long-lived assets upon indication of possible impairment by measuring the carrying amount of the assets against the related estimated undiscounted cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their estimated fair value. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows, and the determination of estimated fair value are all significant judgments. In addition, the Company performs an annual goodwill impairment test in the fourth quarter of each year. The Company estimates the fair value of reporting units using a discounted cash flow model based on the Company’s most recent five-year plan and compares the estimated fair value to the net book value of the reporting unit, including goodwill. Preparation of forecasts for use in the five-year plan involves significant judgments. Changes in these forecasts could affect the estimated fair value of one or more of the Company’s reporting units and could result in a goodwill impairment charge in a future period; however, a 10% decrease in the current fair value of each of the Company’s reporting units would not result in a goodwill impairment charge except at Flight Options. In 2005, the Company recorded a $22 million pretax, $19 million after-tax, goodwill impairment charge at Flight Options, as described in Note A, Accounting Policies of the Notes to the Financial Statements.

Pension Costs—The Company has pension plans covering the majority of its employees, including certain employees in foreign countries. The selection of the assumptions used to determine pension expense or income involves significant judgment. The Company’s long-term return on asset (ROA) and discount rate assumptions are considered the key variables in determining pension expense or income. To develop the long-term ROA assumption, the Company considered the current level of expected returns on risk-free investments, the historical level of the risk premium associated with the other asset classes in which the Company has invested pension plan assets, and the expectations for future returns of each asset class. Since the Company’s investment policy is to employ active management strategies in all asset classes, the potential exists to outperform the broader markets; therefore, the expected returns are higher than the broader markets. The expected return for each asset class was then weighted based upon an asset allocation within the Company’s policy allocation ranges to develop the long-term ROA assumption. The policy asset allocation ranges are between 50% and 75% equities with a 9.9% expected return, between 20% and 40% debt securities with a 6.2% expected return, between 2% and 7% real estate with an 8.2% expected return, and between 2% and 17% other (including private equity and cash) with a 7.0% expected return. The long-term ROA assumption for the Company’s domestic pension plans in 2006 is 8.75%, unchanged from 2005. An increase or decrease of 25 basis points in the expected ROA assumption would increase or decrease the Company’s pension expense in 2006 by approximately $30 million. The discount rate assumption was determined by using a model consisting of theoretical bond portfolios that closely match the various durations of the Company’s pension liability duration. The discount rate assumption for the Company’s domestic pension plans in 2006 is 5.75%, unchanged from 2005. The Company’s pension expense is expected to be approximately $810 million in 2006 and $723 million in 2007. For every 2.5% that the actual domestic pension plan asset return exceeds or is less than the long-term ROA assumption for 2006, the Company’s pension expense for 2007 would change by approximately $17 million. An increase or decrease of 25 basis points in the discount rate assumption for 2007 would increase or decrease the Company’s pension expense for 2007 by approximately $45 million.

In addition, the Company has $5.1 billion of pension and $427 million of retiree medical deferred actuarial losses resulting from changes in discount rates, differences between actual and assumed asset returns, medical cost inflation and differences between actual and assumed demographic experience (actual earnings, rates of turnover and retirement). These losses are amortized and included in future pension and retiree medical expense over the average employee service period of approximately 12 years. Although they are included in the liabilities disclosed in Note N, Pension and Other Employee Benefits, of the Notes to the Financial Statements, they have not yet been recognized on the Company’s balance sheet.

Effective December 31, 2005, the Company updated its mortality assumption for its pension and post retirement benefit programs to a blend of the Company’s own historical experience and a table representing broad expectations of U.S. mortality rates to reflect changes in the lifespan of the pension population. This assumption change results in an increase in 2006 pension expense of $130 million.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales were $21.9 billion in 2005, $20.2 billion in 2004, and $18.1 billion in 2003. The increase in sales was due to higher U.S. government expenditures in the Company’s government and defense businesses, as well as higher sales at RAC. Sales to the U.S. Department of Defense were 67% of sales in 2005 and 2004, and 65% in 2003. Total sales to the U.S. government, including foreign military sales, were 74% of sales in 2005, 2004, and 2003. Total international sales, including foreign military sales, were $4.2 billion or 19% of sales in 2005, $3.7 billion or 18% in 2004, and $3.5 billion or 19% in 2003. In general, international sales, excluding foreign military sales, have more favorable cash and profit terms than domestic sales.

Gross margin (net sales less cost of sales) was $3.7 billion in 2005, $3.3 billion in 2004, and $3.1 billion in 2003, or 16.7% of sales in 2005, 16.1% in 2004, and 16.9% in 2003. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $465 million, $474 million, and $109 million of expense in 2005, 2004, and 2003, respectively. The increase in the FAS/CAS Pension Adjustment in 2004 was due primarily to the reduction in the Company’s discount rate assumption under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and the actual rate of return on pension plan assets in 2000 and 2001. The decrease in gross margin as a percent of sales for 2004 was due to the increase in the FAS/CAS Pension Adjustment. Included in gross margin for 2003 were charges of $237 million at Network Centric Systems and $39 million at Technical Services.

The FAS/CAS Pension Adjustment represents the difference between the Company’s pension expense or income under SFAS No. 87 and the Company’s pension expense under Cost Accounting Standards (CAS) and is reported as a separate line item in the Company’s segment results. SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans, which are determined by other factors. Cost Accounting Standards (CAS) proscribe the allocation to and recovery of pension costs on U.S. government contracts and is a major factor in determining pension funding requirements. The results for each segment only include pension expense as determined under CAS, which can generally be recovered through the pricing of products and services to the U.S. government.

Administrative and selling expenses were $1,474 million or 6.7% of sales in 2005, $1,385 million or 6.8% of sales in 2004, and $1,261 million or 7.0% of sales in 2003. Included in administrative and selling expenses in 2005 was a $22 million goodwill impairment charge related to Flight Options described below in Segment Results.

Research and development expenses were $503 million or 2.3% of sales in 2005, $491 million or 2.4% of sales in 2004, and $487 million or 2.7% of sales in 2003.

Operating income was $1,687 million or 7.7% of sales in 2005, $1,388 million or 6.9% of sales in 2004, and $1,316 million or 7.3% of sales in 2003. The changes in operating income by segment are described below in Segment Results.

Interest expense was $312 million in 2005, $418 million in 2004, and $537 million in 2003. The decreases in interest expense in 2005 and 2004 were due to lower average debt for those years.

Other (income) expense, net was $13 million of income in 2005, $436 million of expense in 2004, and $67 million of expense in 2003. Included in other income, net in 2005 was a $45 million gain on the sale of the Company’s investment in Indra ATM S.L., a Spanish joint venture, partially offset by a $12 million charge related to the Company’s proposed settlement with the Securities and Exchange Commission (SEC) as described in Note L, Commitments and Contingencies of the Notes to the Financial Statements and a $10 million charge related to the early redemption of debt. Included in other expense, net in 2004 was a $325 million charge related to the Company’s settlement of a securities class action lawsuit described in Note L, Commitments and Contingencies of the Notes to the Financial Statements and a $132 million charge related to the Company’s repurchase of long-term debt and subordinated notes payable.

The effective tax rate was 34.6% in 2005, 24.2% in 2004, and 29.8% in 2003, reflecting the U.S. statutory rate of 35% reduced by ESOP dividend deductions, export-related tax benefits, and research tax credits. Included in the effective tax rate in 2005 was the impact of the nondeductible $12 million proposed settlement with the SEC, the impact of the nondeductible portion of the $22 million Flight Options goodwill impairment charge, an $18 million accrual related to adjustments resulting from examinations by taxing authorities and other tax issues, and a $5 million accrual related to the repatriation of earnings from foreign subsidiaries. Included in the effective tax rate in 2004 was a $42 million benefit from the change in tax law primarily related to the extension of the foreign tax credit carryforward periods from five to 10 years. At December 31, 2005, the Company estimates that it has utilized all of its net operating loss carryforwards.

Income from continuing operations was $942 million or $2.08 per diluted share on 453.3 million average shares outstanding in 2005, $439 million or $0.99 per diluted share on 442.2 million average shares outstanding in 2004, and $535 million or $1.29 per diluted share on 415.4 million average shares outstanding in 2003. The increase in average shares outstanding in 2004 was due to common stock issued in connection with the Company’s equity security units described below in Capital Structure and Resources. The increase in average shares outstanding in 2005 was due to the common stock issued in 2004 being outstanding for the full year.

The loss from discontinued operations, net of tax, described below in Discontinued Operations, was $71 million or $0.16 per diluted share in 2005, $63 million or $0.14 per diluted share in 2004, and $170 million or $0.41 per diluted share in 2003.

Effective January 1, 2004, the Company changed the measurement date for its pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle was a gain of $53 million pretax for pension benefits and a gain of $10 million pretax for other postretirement benefits. Using the Company’s year-end as the measurement date for pension and other postretirement benefit plans more appropriately reflects the plans’ financial status for the years then ended. In 2004, the total cumulative effect of the change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.09 per diluted share.

Net income was $871 million or $1.92 per diluted share in 2005, $417 million or $0.94 per diluted share in 2004, and $365 million or $0.88 per diluted share in 2003.

SEGMENT RESULTS

Reportable segments have been determined based upon product lines and include the following: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, Technical Services, Aircraft, and Other. In 2005, certain programs within Intelligence and Information Systems, Network Centric Systems and Technical Services were realigned within those same segments. Information for all prior periods presented was reclassified to reflect these changes.

Net Sales (In millions)	2005	2004	2003
Integrated Defense Systems	$3,807	$3,456	$2,864
Intelligence and Information Systems	2,509	2,334	2,201
Missile Systems	4,124	3,844	3,538
Network Centric Systems	3,205	3,050	2,720
Space and Airborne Systems	4,175	4,068	3,677
Technical Services	1,980	1,987	1,896
Aircraft	2,856	2,421	2,088
Other	781	675	573
Corporate and Eliminations	(1,543)	(1,590)	(1,448)
Total	$21,894	$20,245	$18,109

Operating Income (In millions)	2005	2004	2003
Integrated Defense Systems	$548	$417	$331
Intelligence and Information Systems	229	203	198
Missile Systems	431	436	424
Network Centric Systems	333	269	13
Space and Airborne Systems	606	568	492
Technical Services	146	148	109
Aircraft	142	63	2
Other	(117)	(40)	(34)
FAS/CAS Pension Adjustment	(465)	(474)	(109)
Corporate and Eliminations	(166)	(202)	(110)
Total	$1,687	$1,388	$1,316

Operating Margin	2005	2004	2003
Integrated Defense Systems	14.4%	12.1%	11.6%
Intelligence and Information Systems	9.1	8.7	9.0
Missile Systems	10.5	11.3	12.0
Network Centric Systems	10.4	8.8	0.5
Space and Airborne Systems	14.5	14.0	13.4
Technical Services	7.4	7.4	5.7
Aircraft	5.0	2.6	0.1
Other	(15.0)	(5.9)	(5.9)
FAS/CAS Pension Adjustment
Corporate and Eliminations
Total	7.7%	6.9%	7.3%

The net sales of the Company’s government and defense businesses increased in 2004 and 2005. These increases were generally due to growth in U.S. defense spending. The Company currently expects these market trends to continue to positively impact the Company’s sales in 2006. The Company’s expectations are based on the Company’s planning assumptions and projections and assessment of numerous factors, including macro-environmental factors which are outside the Company’s control. The Company believes the current market environment is generally consistent with the Company’s planning assumptions and performance for the defense businesses, however, there are numerous factors which could materially impact the environment, including rising budget deficits, costs associated with current U.S. Department of Defense operations overseas, and other issues affecting the U.S. Department of Defense budget and may represent a risk to the Company’s expected future performance.

The Company expects that the Space and Airborne Systems operating margin for 2006 will be less than its margin in 2005 primarily due to the favorable margin impact of certain contracts nearing completion in 2005.

The net sales for Aircraft increased in 2004 and 2005. The Company expects an increase in sales at Aircraft in 2006 but not at the same growth rate as that experienced in 2005 due to higher volume from derivative aircraft introductions in 2005 and market demand for Beechcraft and Hawker products in 2006 that is increasing at a rate lower than 2005.

Integrated Defense Systems (IDS)—IDS provides integrated air defense, maritime, and joint battlespace solutions. IDS had 2005 sales of $3.8 billion versus $3.5 billion in 2004 and $2.9 billion in 2003. The increase in sales in 2005 was due to growth on international programs and the Cobra Judy Replacement Mission Equipment program. The increase in sales in 2004 was due to continued growth on DD(X), the Navy’s future destroyer program. Operating income was $548 million in 2005, versus $417 million in 2004 and $331 million in 2003. The increase in operating margin in 2005 was due to higher sales on international programs.

Intelligence and Information Systems (IIS)—IIS provides systems, subsystems, and software engineering services for national and tactical intelligence systems, as well as for homeland security and information technology solutions. IIS had 2005 sales of $2.5 billion versus $2.3 billion in 2004 and $2.2 billion in 2003. The increase in sales in 2005 was due to growth in classified programs. The increase in sales in 2004 was due to growth in the Distributed Common Ground System (DCGS) program and growth in classified programs. Operating income was $229 million in 2005, versus $203 million in 2004 and $198 million in 2003.

Missile Systems (MS)—MS provides air-to-air, precision strike, surface Navy air defense, and land combat missiles, guided projectiles, kinetic kill vehicles, and directed energy weapons. MS had 2005 sales of $4.1 billion versus $3.8 billion in 2004 and $3.5 billion in 2003. The increase in sales in 2005 was due primarily to the ramp up on Tactical Tomahawk and several developmental programs. The increase in sales in 2004 was due to continued growth in missile defense, including work on the Standard Missile-3 program. Operating income was $431 million in 2005 versus $436 million in 2004 and $424 million in 2003. The decline in operating margin in 2005 and 2004 was due to the wind-down of cost recovery for prior year restructuring actions. The costs related to these restructuring actions were accrued in 1997 through 2000, but were being recovered through the pricing of products and services to the U.S. government over a five-year period. The wind-down of this recovery was substantially completed in 2004.

Network Centric Systems (NCS)—NCS develops and produces net-centric mission solutions for network sensors, command and control communications, air traffic management, and homeland security. NCS had 2005 sales of $3.2 billion versus $3.1 billion in 2004 and $2.7 billion in 2003. The increase in sales in 2005 was due to growth in developmental and communications programs. Operating income was $333 million in 2005 versus $269 million in 2004 and $13 million in 2003. The increase in operating margin in 2005 was due to improved performance and program mix. Included in 2003 were charges resulting in a reduction in sales and operating income of $228 million and $237 million, respectively, related to performance issues on certain NCS programs.

Space and Airborne Systems (SAS)—SAS designs and develops integrated systems and solutions for advanced missions including unmanned aerial operations, electronic warfare, active electronically scanned array radars, airborne processors, weapon grade lasers, missile defense, and intelligence, surveillance, and reconnaissance systems. SAS had 2005 sales of $4.2 billion, versus $4.1 billion in 2004 and $3.7 billion in 2003. Operating income was $606 million in 2005 versus $568 million in 2004 and $492 million in 2003. The increase in operating margin in 2005 was due to prior year charges on an international program of $55 million as a result of a qualification test failure, and productivity improvements on mature production programs, partially offset by cost growth on development programs. Operating margin was higher in 2004 due primarily to productivity improvements on production programs, partially offset by prior year charges.

Technical Services (RTSC)—RTSC provides technology solutions for defense, federal government and commercial customers worldwide, specializing in counter-proliferation and counter-terrorism, base and range operations, customized engineering and manufacturing services, and mission support. RTSC had 2005 sales of $2.0 billion versus $2.0 billion in 2004 and $1.9 billion in 2003. Operating income was $146 million in 2005, versus $148 million in 2004 and $109 million in 2003. Included in 2003 operating income were charges of $39 million related to an unfavorable change in the scope on a long-term contract of $22 million and a provision for the collectibility of certain unbilled costs of $17 million.

Raytheon Aircraft Company (RAC)—RAC designs, develops, manufactures, markets, and provides global support for business jets, turboprops, and piston-powered aircraft for the world’s commercial, fractional ownership, and military aircraft markets. RAC had 2005 sales of $2.9 billion versus $2.4 billion in 2004 and $2.1 billion in 2003. The increase in sales in 2005 was due to higher new commercial and special mission aircraft sales. The increase in sales in 2004 was primarily due to higher new aircraft sales. Operating income was $142 million in 2005, versus $63 million in 2004 and $2 million in 2003. The increase in operating income in 2005 was due to commercial and special mission volume and sales mix, and continued improved operating performance. The increase in operating income in 2004 was due to higher volume on new aircraft sales as well as productivity and cost savings initiatives implemented throughout 2003 and 2004. Included in 2005 and 2004 operating income was a $31 million and a $34 million, respectively, favorable profit adjustments on the military training aircraft programs. Included in 2003 operating income was a $50 million favorable profit adjustment on the military training aircraft programs partially offset by a $22 million charge on the Premier program reflecting cost estimate increases. The favorable profit adjustments on the military training aircraft programs were due to option exercises and productivity improvements. Since the last contract option related to the military training aircraft programs was exercised in 2005, no favorable profit adjustment is expected in 2006. The Company expects to be awarded a new multiyear military training aircraft production contract in 2006.

The Company has made significant investments in its Premier and Hawker 4000 aircrafts, the realization of which is contingent upon future sales at forecasted prices and reductions in production costs on future deliveries. The Company uses lot accounting for new commercial aircraft introductions. The size of the initial lot for the Premier I and the Hawker 4000 is 200 and 75 units, respectively, and the Company expects to complete the lots in 2007 and 2009, respectively. During the fourth quarter of 2004, the Federal Aviation Administration granted a provisional type certification for the Hawker 4000 aircraft. Final certification has not been received and no revenue has been recognized on this aircraft.

Other—The Other segment, which is comprised of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC (RAAS), and Raytheon Professional Services LLC (RPS) had 2005 sales of $781 million versus $675 million in 2004 and $573 million in 2003. FO offers services in the aircraft fractional ownership industry. RAAS manages the long-term wind-down of the Company’s commuter aircraft business. RPS works with customers to design and execute learning solutions. The increase in sales in 2004 was primarily due to the consolidation of FO in June 2003. The Other segment had an operating loss of $117 million in 2005 versus $40 million in 2004 and $34 million in 2003. The increase in operating loss in 2005 was primarily due to the operating results of FO described below, and to a lesser extent RAAS. The higher losses at RAAS were due to higher aircraft maintenance expense in the period.

The Other segment’s results in 2005 were principally comprised of the operations of FO. Although FO has had a history of operating losses, the higher losses in 2005 are due to increased supplemental lift (higher third party chartering expense) and maintenance expense related to the operational impacts primarily from older aircraft in the fleet, and the timing of peak customer demand. The older aircraft in the fleet are being retired and replaced by newer aircraft which is expected to be substantially complete by 2008. At the same time, FO is also taking action to reduce the number of different types of aircraft in its fleet from twelve to four and in connection with this action reduce current operating costs. Although the Company believes that these actions will result in improved financial results, there can be no assurance that these actions will have the expected effect. In addition, in 2005, the Company recorded a $22 million pretax, $19 million after-tax goodwill impairment charge related to FO. The impairment was a result of changes in valuation assumptions, the effect of projecting recent performance variances on future periods, and the increase in goodwill as a result of the transaction described below. The Company also recorded a $7 million charge in 2005 related to a third party settlement of a lawsuit against FO and its minority shareholders.

In December 2005, the Company settled all disputes with the FO minority shareholders and acquired the minority shares for $28 million in cash and assumed liabilities and now owns 100% of FO. The Company’s net investment in FO was approximately $223 million at December 31, 2005. If losses at FO were to continue over the longer-term or if FO’s financial objectives were no longer expected to be achieved, the Company’s investment in FO could become further impaired and additional charges may be required. FO must demonstrate substantial operating results improvement to achieve its financial objectives including achieving its sales forecasts, reducing maintenance expense, and improving dispatch availability over the 2005 average.

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation, and declining commercial aviation market conditions. At December 31, 2005 and December 31, 2004, the Company’s exposure on commuter aircraft assets was approximately $509 million relating to 253 aircraft and approximately $614 million relating to 297 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If the Company were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

Backlog at December 31 (In millions)	2005	2004	2003
Integrated Defense Systems	$8,010	$6,628	$6,526
Intelligence and Information Systems	4,077	4,066	4,100
Missile Systems	8,040	8,341	5,028
Network Centric Systems	4,307	3,587	3,167
Space and Airborne Systems	5,220	5,216	4,865
Technical Services	1,594	1,773	1,401
Aircraft	2,891	2,638	2,279
Other	280	294	176
Total	$34,419	$32,543	$27,542
U.S. government backlog included above	$27,171	$25,525	$21,353

Funded Backlog at December 31 (In millions)	2005	2004	2003
Integrated Defense Systems	$3,009	$3,454	$3,318
Intelligence and Information Systems	642	811	717
Missile Systems	4,443	4,517	4,069
Network Centric Systems	2,839	2,623	2,396
Space and Airborne Systems	2,851	3,127	3,801
Technical Services	916	939	888
Aircraft	2,600	2,638	2,279
Other	280	294	176
Total	$17,580	$18,403	$17,644

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

Gross Bookings (In millions)	2005	2004	2003
Integrated Defense Systems	$5,265	$3,494	$4,344
Intelligence and Information Systems	2,537	2,272	2,473
Missile Systems	3,808	7,179	5,117
Network Centric Systems	3,698	3,219	3,043
Space and Airborne Systems	3,996	3,901	3,619
Technical Services	1,242	1,802	1,371
Aircraft	3,495	3,081	2,207
Other	787	752	519
Total	$24,828	$25,700	$22,693

The gross bookings in each year are influenced by timing of awards that may cover multiple fiscal years. For example, in 2005, Integrated Defense Systems booked $1.7 billion to continue the ship system integration and detail design for the U.S. Navy’s DD(X) Destroyer and $631 million to provide Taiwan with an Early Warning Surveillance Radar System. In 2005, SAS booked $586 million for the production of 190 APG-79 Active Electronically Scanned Array (AESA) radars for the F/A-18 Super Hornet program. In 2004, SAS booked over $1.3 billion on a number of classified contracts. In 2004, Missile Systems booked $2.1 billion for the Kinetic Energy Interceptor system contract.

In 2005, Raytheon Aircraft received an order for approximately $1 billion for 50 new Hawker 4000 super-midsize business jets to be delivered through 2015 and a guaranteed maintenance program which runs for ten years from the delivery of each aircraft.

DISCONTINUED OPERATIONS

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, the Company was required to perform various contract and lease obligations under letters of credit, surety bonds, and guarantees (Support Agreements) that it had provided to project owners and other parties.

The Company has settled many of its Support Agreement obligations. For its remaining Support Agreement obligations, the Company has various risks and exposures, including warranty close out, various liquidated damages issues, and potential adverse claims resolution.

The Company is currently engaged in a dispute with AES Red Oak LLS (AES) over the close out of the Red Oak Power project. The dispute involves, among other things, a draw down of $30 million by AES in August 2004 from a line of credit provided by the Company.

In 2005, 2004, and 2003, the pretax loss from discontinued operations related to RE&C was $41 million, $42 million, and $231 million, respectively. In 2005 and 2004, the Company recorded after-tax charges of $23 million and $24 million, respectively, for an estimated liability for foreign tax-related matters. Although not expected to be material, additional losses on foreign tax-related matters could be recorded in the future as estimates are revised or the underlying matters are settled. Included in 2003 were charges of $176 million related to the completion of the Mystic Station and Fore River construction projects in Massachusetts.

The after-tax loss from discontinued operations related to RE&C was $50 million, $48 million, and $151 million in 2005, 2004 and 2003, respectively.

Net cash used in operating activities from discontinued operations related to RE&C was $25 million in 2005 versus $61 million in 2004 and $513 million in 2003.

In 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete. In January 2006, a dispute regarding the AIS purchase price was resolved in arbitration and the Company recorded a pretax charge of $26 million in 2005 related to this settlement.

In 2005, 2004, and 2003, the pretax loss from discontinued operations related to AIS was $33 million, $23 million, and $30 million, respectively, primarily related to the completion of the BBJ program and the resolution of the purchase price dispute.

In 2005, the total loss from discontinued operations was $74 million pretax, $71 million after-tax, or $0.16 per diluted share versus $65 million pretax, $63 million after-tax or $0.14 per diluted share in 2004 and $261 million pretax, $170 million after-tax, or $0.41 per diluted share in 2003.

FINANCIAL CONDITION AND LIQUIDITY

The Company is currently employing a capital deployment plan, announced in December 2004, that balances funding for growing the Company’s business, debt reductions, pension contributions, dividend payments, and stock repurchases. The Company is also focused on increasing Return On Invested Capital (ROIC) as well as continued strong cash generation in 2006.

Operating Activities—Net cash provided by operating activities in 2005 was $2,515 million versus $2,071 million in 2004 and $2,034 million in 2003. Net cash provided by operating activities from continuing operations was $2,546 million in 2005, $2,114 million in 2004 and $2,567 million in 2003. Included in 2004 was a $210 million payment made in connection with the settlement of the securities class action lawsuit as discussed in Note L, Commitments and Contingencies of the Notes to the Financial Statements. The Company received approximately $75 million of insurance proceeds related to this lawsuit in 2005. Total net cash tax payments were approximately $56 million, $5 million and $13 million in 2005, 2004, and 2003, respectively. Tax payments in 2006 are expected to approximate $360 million.

Total contributions (required and discretionary) to the Company’s pension plans are expected to be approximately $640 million in 2006. Congress is currently considering pension funding reform legislation which would increase funding requirements for most companies sponsoring defined benefit pension plans. If enacted, the pension funding reform legislation could result in an increase in the Company’s pension contribution requirement beginning in 2006.

Savings and investment plan activity includes certain items related to the Company’s 401(k) plan that were funded through the issuance of the Company’s common stock and are non-cash operating activities included on the 2004 and 2003 statement of cash flows. In 2004, the Company began funding its 401(k) plan match with cash.

Although not expected to be material, due to potential noncompliance by certain suppliers with DoD procurement requirements, the Company has experienced delays in deliveries and collections and has not billed customers for certain portions of products as the Company and other industry participants work to resolve this matter with the DoD.

The Company provides long-term financing to its aircraft customers. Origination of financing receivables was $315 million in 2005, $325 million in 2004, and $402 million in 2003. Collection of financing receivables not sold was $411 million in 2005, $459 million in 2004, and $588 million in 2003. The Company received proceeds of $23 million in 2005, $59 million in 2004 and $279 million in 2003 related to the sale of certain general aviation finance receivables, described below in Off-Balance Sheet Arrangements.

Investing Activities—Net cash used in investing activities was $436 million in 2005 versus $532 million in 2004 and $708 million in 2003. Capital expenditures were $338 million in 2005, $363 million in 2004, and $428 million in 2003. Capital expenditures in 2006 are expected to approximate $400 million. Capitalized expenditures for internal use software were $75 million in 2005, $103 million in 2004, and $98 million in 2003. Capitalized expenditures for internal use software in 2006 are expected to approximate $100 million. In 2003, the Company bought back the assets remaining in a synthetic lease facility for $125 million.

Proceeds from the sale of operating units and investments were $78 million in 2005 versus $47 million in 2004 and $111 million in 2003. In 2005, the Company sold its investment in Indra ATM S.L., a Spanish joint venture, for $59 million. In 2004, the Company sold its commercial infrared business for $43 million. In 2003, the Company sold the remaining interest in its former aviation support business for $97 million.

In 2005, the Company paid the third and final installment of $60 million related to its 2003 acquisition of Solipsys Corporation. Also in 2005, the Company paid $39 million for the acquisition of UTD, Inc. and $26 million to acquire the remaining interest in Flight Options. In 2003 and 2004, the Company paid $40 million and $70 million, respectively related to the acquisition of Solipsys Corporation. Also in 2004, the Company paid $42 million for the acquisition of Photon Research Associates, Inc.

In 2003, the Company paid $130 million related to the Space Imaging credit facility guarantee, described below in Major Affiliated Entities.

Financing Activities—Net cash used in financing activities was $1,433 million in 2005 versus $1,644 million in 2004 and $1,209 million in 2003. Dividends paid to stockholders were $387 million in 2005, $349 million in 2004, and $331 million in 2003. The quarterly dividend rate was $0.22 per share for each of the four quarters of 2005 versus $0.20 per share for each of the four quarters of 2004 and 2003. Although the Company does not have a formal dividend policy, management believes that a reasonable dividend payout ratio based on the current industry environment and market conditions is approximately one third of the Company’s economic earnings (income excluding FAS/CAS Pension Adjustment). Dividends are subject to approval by the Board of Directors.

In 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s outstanding common stock. In 2005, the Company repurchased $436 million of common stock under this program.

CAPITAL STRUCTURE AND RESOURCES

Total debt was $4.5 billion at December 31, 2005 and $5.2 billion at December 31, 2004. Cash and cash equivalents were $1.2 billion at December 31, 2005 and $556 million at December 31, 2004. At December 31, 2005, the cash and cash equivalent balance included approximately $150 million of cash held in foreign subsidiaries. The Company’s outstanding debt has interest rates ranging from 4.5% to 8.3% and matures at various dates through 2028. Total debt as a percentage of total capital was 29.4% and 32.8% at December 31, 2005 and 2004, respectively.

The Company has approximately $400 million of subordinated notes payable that is scheduled to mature in 2006.

In 2005, the Company exercised its call rights to repurchase long-term debt with a par value of $196 million at a loss of $10 million pretax. In 2004, the Company repurchased long-term debt and subordinated notes payable with a par value of $2,254 million at a loss of $132 million pretax.

In 2003, the Company issued $425 million of long-term debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit. Also in 2003, the Company issued $500 million of fixed rate long-term debt and $200 million of floating rate notes and used the proceeds to partially fund the repurchase of long-term debt with a par value of $924 million at a loss of $77 million pre-tax.

In March 2005, the Company entered into a $2.2 billion bank revolving credit facility which replaced its previous $2.3 billion revolving credit facilities. Under the current credit facility, the Company can draw down on lines of credit and use the credit facility to support commercial paper or letters of credit that the Company may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of December 31, 2005 and December 31, 2004, there were no borrowings under the current credit facility and the previous credit facilities, respectively; however, the Company had approximately $100 million of outstanding letters of credit at December 31, 2005 and 2004, which effectively reduced the Company’s borrowing capacity under the current credit facility and the previous credit facilities by such amount at such dates.

Under its current credit facility, the Company must comply with certain covenants, including the ratio of total debt to total capitalization of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. The Company was in compliance with the covenants during the period in 2005 in which such credit facility was in place and expects to continue to be in compliance throughout 2006.

Certain foreign subsidiaries of the Company maintain revolving bank lines of credit to provide them with a limited amount of short term liquidity. In 2005, Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a $150 million committed multicurrency revolving credit facility which replaced its previous uncommitted bank lines totaling $84 million. There was $53 million of outstanding borrowings under the facility at December 31, 2005. There were no outstanding borrowings under the bank lines at December 31, 2004. In addition, other uncommitted bank lines totaled $6 million and $7 million at December 31, 2005 and 2004, respectively. There were no amounts outstanding under these lines of credit at December 31, 2005 and 2004, respectively. Compensating balance arrangements are not material.

The Company enters into various interest rate swaps that correspond to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. The $600 million notional value of interest rate swaps that remained outstanding at December 31, 2005 effectively converted that portion of the Company’s total fixed rate debt to variable rate debt based on LIBOR.

Credit ratings for the Company were assigned by Fitch’s at F2 for short-term borrowing and BBB for senior debt, by Moody’s at P-3 for short-term borrowing and Baa3 for senior debt, and by Standard and Poor’s at A-2 for short-term borrowing and BBB for senior debt.

In 2004, in accordance with the terms of the 8.25%, $50 par value equity security units it issued in 2001, the Company issued 27.0 million shares of common stock and received proceeds of $863 million.

The Company has on file a shelf registration with the Securities and Exchange Commission for the issuance of up to $3.0 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts, under which $1.3 billion remained outstanding at December 31, 2005. The Company expects to use a portion of the remaining availability under the shelf registration in connection with the issuance of common stock warrants in its settlement of the securities class action lawsuit, described in Note L, Commitments and Contingencies of the Notes to the Financial Statements.

In 2004, the Company entered into an agreement to sell certain general aviation finance receivables, with the buyer assuming all servicing responsibilities. As part of the agreement, the Company retained a first loss deficiency guarantee of 7.5% of the receivable amount sold. In 2005 and 2004, the Company sold $5 million and $37 million, respectively, of receivables under the agreement, with no associated gain or loss. Also in 2005 and 2004, the Company separately sold $18 million and $22 million, respectively, of general aviation finance receivables without any continuing involvement.

The Company’s need for, cost of, and access to funds are dependent on future operating results, as well as conditions external to the Company. The Company expects that cash and cash equivalents, cash flow from operations, proceeds from divestitures, and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, and debt service requirements during the next twelve months and for the foreseeable future. In addition, the Company may, from time to time, utilize excess cash balances to repurchase debt or common stock as warranted by market conditions.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has entered into off-balance sheet arrangements, including the sale of general aviation receivables. The Company’s off-balance sheet arrangements are not material to its overall liquidity or capital resources, market risk support or credit risk support. The Company also issues guarantees to third parties related to affiliates as described below in Commitments and Contingencies.

In 2003, the Company sold $337 million of general aviation finance receivables to a qualifying special purpose entity which in turn issued beneficial interests in these receivables to a commercial paper conduit, and retained a subordinated interest in and servicing rights to the receivables. The Company received proceeds of $279 million and recognized a gain of $2 million. The sale was non-recourse to the Company due to third party financial guarantees, and effectively reduced the Company’s exposure to general aviation market risk for receivables by approximately 25%. At December 31, 2005 and 2004, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $157 million and $204 million, respectively, of which the Company’s subordinated retained interest was $59 million and $58 million, respectively, net, and the fair value of the servicing asset was $2 million and $4 million, respectively.

In 1997, the Company provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by the Company’s Network Centric Systems segment. The first interest payment became due and was paid in 2005.

MAJOR AFFILIATED ENTITIES

Investments, which are included in other assets, consisted of the following at December 31:

(In millions)	2005 Ownership %	2005	2004
Equity method investments:
Thales-Raytheon Systems Co. Ltd.	50.0	$102	$87
HRL Laboratories, LLC	33.3	31	30
Indra ATM S.L.	—	—	12
TelASIC Communications	17.1	—	3
Other	n/a	6	7
		139	139
Other investments		7	10
Total		$146	$149

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

In 1995, through the acquisition of E-Systems, Inc., the Company invested in Space Imaging and had a 31% equity investment in Space Imaging LLC. In the first quarter of 2003, the Company paid $130 million related to a Space Imaging credit facility that matured in March 2003 for which the Company had guaranteed and accrued for in a prior year. In exchange for this payment, the Company received a note from Space Imaging for this amount that the Company has valued at zero. In January 2006, substantially all of the assets of Space Imaging were sold. The Company received total proceeds of approximately $25 million which will be recorded as other income.

In 2005, the Company sold its investment in Indra ATM S.L., a Spanish joint venture for $59 million and recorded a gain of $45 million in other income, net.

In addition, the Company has entered into joint ventures formed specifically to facilitate a teaming arrangement between two contractors for the benefit of the customer, generally the U.S. government, whereby the Company receives a subcontract from the joint venture in the joint venture’s capacity as prime contractor. Accordingly, the Company records the work it performs for the joint venture as operating activity. Joint ventures are not subject to the Company’s internal control structure.

COMMITMENTS AND CONTINGENCIES

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $117 million. Discounted at a weighted-average risk-free rate of 5.8%, the Company estimates the liability to be $92 million before U.S. government recovery and had this amount accrued at December 31, 2005. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $51 million at December 31, 2005 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites; therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of the Company or its affiliates. Approximately $312 million, $767 million, and $78 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at December 31, 2005, respectively, and $294 million, $827 million, and $250 million were outstanding at December 31, 2004, respectively. These instruments expire on various dates through 2015. Included in guarantees and letters of credit above was $76 million and $183 million at December 31, 2005, respectively and $43 million and $153 million at December 31, 2004, respectively related to the Company’s joint venture in Thales-Raytheon Systems (TRS). Also, included in guarantees, letters of credit, and surety bonds above was $94 million, $8 million, and $62 million at December 31, 2005, respectively and $94 million, $9 million, and $234 million at December 31, 2004, respectively related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

The Company provides these guarantees and letters of credit to TRS and other affiliates to assist these entities in connection with obtaining financing on more favorable terms, making bids on contracts, and performing their contractual obligations. While the Company expects these entities to satisfy their loans, project performance, and other contractual obligations, their failure to do so may result in a future obligation for the Company.

In connection with the order for 50 Hawker 4000 aircraft received by RAC in 2005, which is subject to the negotiation and execution of a mutually agreeable parent guarantee, RAC will be subject to liquidated damages of approximately $80 million if it fails to deliver at least 30 aircraft in accordance with the terms of the agreement. Under the agreement, RAC is also providing a guaranteed maintenance program which runs for ten years from the delivery date of each Hawker 4000 aircraft and provides for a guaranteed cost of maintenance, subject to annual CPI and other adjustments, for each aircraft. RAC is responsible for any costs that exceed the guaranteed cost of maintenance.

The customers of FO, in certain instances, have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $575 million and $572 million at December 31, 2005 and 2004, respectively.

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

The following is a schedule of the Company’s contractual obligations outstanding at December 31, 2005:

(In millions)	Total	Less than 1 Year	1–3 years	4–5 years	After 5 years
Debt	$4,096	$79	$995	$731	$2,291
Subordinated notes payable	382	382	—	—	—
Interest payments	2,190	268	466	360	1,096
Operating leases	1,205	318	441	234	212
Purchase obligations	7,654	5,421	1,683	426	124
Total	$15,527	$6,468	$3,585	$1,751	$3,723

Interest payments include interest on debt that is redeemable at the option of the Company.

The Company currently estimates that required pension plan cash contributions will be approximately $440 million in 2006. The Company made a discretionary cash contribution of $200 million in January 2006. The estimate for 2006 is subject to change and will not be known with certainty until the status of pension funding reform legislation is finalized in 2006. Estimates for 2007 and beyond have not been provided due to the significant uncertainty of these amounts, which are subject to change with respect to future interest rates, asset returns and pension funding reform. In addition, pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government, therefore, the amounts noted above are not necessarily indicative of the impact these contributions will have on the Company’s liquidity.

Purchase obligations in the table above represent agreements with suppliers to purchase goods or services that are enforceable and legally binding. The Company enters into contracts with customers, primarily the U.S. government, which entitles the Company to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the Company’s full recourse.

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

Financial instruments held by the Company which are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at December 31, 2005 and 2004, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10%, was approximately $2 million and $1 million after-tax for the year ended December 31, 2005 and 2004, respectively. Fixed rate financial instruments were not evaluated, as the risk exposure is not material. The Company believes its exposure due to changes in foreign exchange rates is not material due to the Company’s hedging policy and the fact that the Company does not enter into speculative hedges.

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

The Audit Committee of the Board of Directors is composed solely of directors who are independent under applicable SEC and New York Stock Exchange rules. The Audit Committee meets periodically and, when appropriate, separately with representatives of the independent registered public accounting firm, Company officers, and the internal auditors to monitor the activities of each.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by the Audit Committee to audit the Company’s financial statements and management’s assessment of the Company’s internal control over financial reporting and their report follows. The stockholders ratified the appointment of PricewaterhouseCoopers LLP at the 2005 Annual Meeting of Stockholders.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control – Integrated Framework, issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ William H. Swanson	/s/ Biggs C. Porter
William H. Swanson	Biggs C. Porter
Chairman and Chief Executive Officer	Vice President and Corporate Controller, Acting Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Raytheon Company:

We have completed integrated audits of Raytheon Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note N to the consolidated financial statements, in 2004 the Company changed its measurement date for its Pension Benefits and Other Benefits plans from October 31 to December 31.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2006

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions except share amounts) December 31:	2005	2004
Assets
Current assets
Cash and cash equivalents	$1,202	$556
Accounts receivable, less allowance for doubtful accounts of $24 in 2005 and $35 in 2004	425	478
Contracts in process	3,469	3,514
Inventories	1,722	1,745
Deferred federal and foreign income taxes	435	469
Prepaid expenses and other current assets	314	343
Assets from discontinued operations	—	19
Total current assets	7,567	7,124
Property, plant, and equipment, net	2,675	2,738
Deferred federal and foreign income taxes	—	71
Prepaid retiree benefits	710	714
Goodwill	11,554	11,516
Other assets, net	1,875	1,990
Total assets	$24,381	$24,153
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$79	$516
Subordinated notes payable	408	—
Advance payments and billings in excess of costs incurred	2,012	1,900
Accounts payable	962	867
Accrued salaries and wages	987	934
Other accrued expenses	1,403	1,403
Liabilities from discontinued operations	49	24
Total current liabilities	5,900	5,644
Accrued retiree benefits and other long-term liabilities	3,559	3,224
Deferred federal and foreign income taxes	125	—
Long-term debt	3,969	4,229
Subordinated notes payable	—	408

Commitments and contingencies (note L)

Minority interest	119	97

Stockholders’ equity
Preferred stock, par value $0.01 per share, 200,000,000 shares authorized, none outstanding in 2005 and 2004	—	—
Common stock, par value $0.01 per share, 1,450,000,000 shares authorized, 446,373,000 and 453,096,000 shares outstanding in 2005 and 2004, respectively, after deducting 11,707,000 and 395,000 treasury shares in 2005 and 2004, respectively	5	5
Additional paid-in capital	9,722	9,540
Unearned compensation	(89)	(60)
Accumulated other comprehensive income	(1,950)	(1,919)
Treasury stock, at cost	(454)	(13)
Retained earnings	3,475	2,998
Total stockholders’ equity	10,709	10,551
Total liabilities and stockholders’ equity	$24,381	$24,153

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except per share amounts) Years Ended December 31:	2005	2004	2003
Net sales	$21,894	$20,245	$18,109
Cost of sales	18,230	16,981	15,045
Administrative and selling expenses	1,474	1,385	1,261
Research and development expenses	503	491	487
Total operating expenses	20,207	18,857	16,793
Operating income	1,687	1,388	1,316
Interest expense	312	418	537
Interest income	(52)	(45)	(50)
Other (income) expense, net	(13)	436	67
Non-operating expense, net	247	809	554
Income from continuing operations before taxes	1,440	579	762
Federal and foreign income taxes	498	140	227
Income from continuing operations	942	439	535
Loss from discontinued operations, net of tax	(71)	(63)	(170)
Income before accounting change	871	376	365
Cumulative effect of change in accounting principle, net of tax	—	41	—
Net income	$871	$417	$365
Earnings per share from continuing operations
Basic	$2.11	$1.00	$1.30
Diluted	2.08	0.99	1.29
Earnings per share
Basic	$1.95	$0.95	$0.88
Diluted	1.92	0.94	0.88

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004, and 2003 (In millions except per share amounts)	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2002	$4	$8,158	$(12)	$(2,180)	$(4)	$2,904	$8,870

Net income						365	365
Other comprehensive income
Minimum pension liability				(118)			(118)
Foreign exchange translation				82			82
Cash flow hedges				19			19
Unrealized gains on residual interest securities				2			2
Interest rate lock				1			1

Comprehensive income							351

Dividends declared—$0.80 per share						(332)	(332)
Issuance of common stock		264					264
Common stock plan activity		23	(1)				22
Trust preferred security distributions		(11)					(11)
Treasury stock activity					(2)		(2)
Balance at December 31, 2003	4	8,434	(13)	(2,194)	(6)	2,937	9,162

Net income						417	417
Other comprehensive income
Minimum pension liability				215			215
Foreign exchange translation				46			46
Cash flow hedges				15			15
Unrealized losses on residual interest securities				(1)			(1)

Comprehensive income							692

Dividends declared—$0.80 per share						(356)	(356)
Issuance of common stock	1	939					940
Common stock plan activity		171	(47)				124
Trust preferred security distributions		(4)					(4)
Treasury stock activity					(7)		(7)
Balance at December 31, 2004	5	9,540	(60)	(1,919)	(13)	2,998	10,551

Net income						871	871
Other comprehensive income
Minimum pension liability				47			47
Foreign exchange translation				(47)			(47)
Cash flow hedges				(35)			(35)
Unrealized losses on residual interest securities				4			4

Comprehensive income							840

Dividends declared—$0.88 per share						(394)	(394)
Common stock plan activity		182	(29)				153
Treasury stock activity					(441)		(441)
Balance at December 31, 2005	$5	$9,722	$(89)	$(1,950)	$(454)	$3,475	$10,709

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2005	2004	2003
Cash flows from operating activities
Income from continuing operations	$942	$439	$535
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	444	434	393
Deferred federal and foreign income taxes	28	(5)	94
Net gain on sales of operating units and investments	(45)	(14)	(82)
Savings and investment plan activity	—	73	190
Decrease in accounts receivable	52	6	193
Change in contracts in process and advance payments and billings in excess of costs incurred	146	136	421
Decrease in inventories	24	179	110
(Increase) decrease in prepaid expenses and other current assets	28	(187)	78
Increase in accounts payable	93	39	26
Increase in accrued salaries and wages	47	171	60
Increase (decrease) in other accrued expenses	34	306	(180)
Change in income taxes payable	414	147	199
Origination of financing receivables	(315)	(325)	(402)
Collection of financing receivables not sold	411	459	588
Sale of financing receivables	23	59	279
Pension and other adjustments, net	220	197	65
Net cash provided by operating activities from continuing operations	2,546	2,114	2,567
Net cash used in operating activities from discontinued operations	(31)	(43)	(533)
Net cash provided by operating activities	2,515	2,071	2,034
Cash flows from investing activities
Expenditures for property, plant, and equipment	(338)	(363)	(428)
Synthetic lease maturity payment	—	—	(125)
Proceeds from sales of property, plant, and equipment	14	—	25
Capitalized expenditures for internal use software	(75)	(103)	(98)
Change in other assets	10	(1)	(3)
Proceeds from sales of operating units and investments	78	47	111
Payment for purchases of acquired companies, net of cash received	(125)	(112)	(60)
Space Imaging debt guarantee payment	—	—	(130)
Net cash used in investing activities	(436)	(532)	(708)
Cash flows from financing activities
Dividends paid	(387)	(349)	(331)
Decrease in short-term debt and other notes	(7)	(13)	—
Issuance of long-term debt, net of offering costs	—	—	1,113
Repayments of long-term debt	(671)	(1,763)	(2,078)
Repayments of subordinated notes payable	—	(478)	—
Issuance of common stock	—	867	74
Repurchase of common stock	(436)	—	—
Proceeds under common stock plans	68	92	13
Net cash used in financing activities	(1,433)	(1,644)	(1,209)
Net (decrease) increase in cash and cash equivalents	646	(105)	117
Cash and cash equivalents at beginning of year	556	661	544
Cash and cash equivalents at end of year	$1,202	$556	$661

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A: Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Raytheon Company (the “Company”) and all wholly-owned and majority-owned domestic and foreign subsidiaries (except for RC Trust I, as described in Note I, Equity Security Units). All material intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

Revenue Recognition—Sales under long-term contracts generally are recorded under the percentage of completion method. Incurred costs and estimated gross margins are recorded as sales when work is performed based on the percentage that incurred costs bear to the Company’s estimates of total costs and contract value. Cost estimates include direct and indirect costs such as labor, materials, warranty, and overhead. Some contracts contain incentive provisions based upon performance in relation to established targets, which are included at estimated realizable value. Contract change orders and claims are included when they can be reliably estimated and realization is considered probable. Since many contracts extend over a long period of time, revisions in cost and contract value estimates during the progress of work have the effect of adjusting earnings applicable to performance in prior periods in the current period. When the current contract estimate indicates a loss, provision is made for the total anticipated loss in the current period. Contracts with multiple elements, primarily license fees, are evaluated and separated, as appropriate, into elements on which revenue is recognized in the proper periods.

Revenue from aircraft sales are recognized at the time of physical delivery of the completed aircraft. Revenue from certain qualifying non-cancelable aircraft lease contracts are accounted for as sales-type leases. The present value of all payments, net of executory costs, are recorded as revenue, and the related costs of the aircraft are charged to cost of sales. Associated interest, using the interest method, is recorded over the term of the lease agreements. All other leases for aircraft are accounted for under the operating method wherein revenue is recorded as earned over the rental period. Service revenue is recognized ratably over contractual periods or as services are performed. Revenue from the sale of fractional shares is recognized over the expected life of the customer relationship.

Revenue from license fees are recognized over the expected life of the continued involvement with the customer.

Lot Accounting—The Company uses lot accounting for new commercial aircraft introductions at Raytheon Aircraft Company (Raytheon Aircraft or RAC). Lot accounting involves selecting an initial lot size at the time a new aircraft begins to be delivered and measuring an average margin over the entire lot for each aircraft sold. The costs attributed to aircraft delivered are based on the estimated average margin of all aircraft in the lot and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs from cost reduction initiatives and as tasks and production techniques become more efficient through repetition. Costs incurred on in-process and delivered aircraft in excess of the estimated average margin were included in inventories and totaled $67 million and $89 million on Premier at December 31, 2005 and 2004, respectively, and $112 million and $90 million on Hawker 4000 at December 31, 2005 and 2004, respectively. Once the initial lot has been completed, the use of lot accounting is discontinued. The Company determines lot size based on several factors, including the size of firm backlog, the expected annual production on the aircraft, and experience on similar new aircraft. The size of the initial lot for the Beechcraft Premier I is 200 units of which 143 had been delivered at December 31, 2005. There was 26 units for the Premier in firm backlog of which 11 units are expected to be delivered from the initial lot. The size of the initial lot for the Hawker 4000 is 75 units, no units had been delivered at December 31, 2005. There was 74 units for the Hawker 4000 in firm backlog of which 34 units are expected to be delivered from the initial lot. At December 31, 2005, deferred costs of $56 million related to Premier and $89 million related to Hawker 4000 were not recoverable from existing firm orders.

Product Warranty—Costs incurred under warranty provisions performed under long-term contracts are accounted for as contract costs as the work is performed. The estimation of these costs is an integral part of the determination of the pricing of the Company’s products and services.

Warranty provisions related to commercial aircraft sales are determined based upon an estimate of costs that may be incurred for warranty services and other post-sales support programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity related to aircraft warranty provisions was as follows:

(In millions)
Balance at December 31, 2002	$22
Accruals for aircraft deliveries in 2003	21
Accruals related to prior year aircraft deliveries	8
Warranty services provided in 2003	(22)
Balance at December 31, 2003	29
Accruals for aircraft deliveries in 2004	29
Accruals related to prior year aircraft deliveries	3
Warranty services provided in 2004	(23)
Balance at December 31, 2004	$38
Accruals for aircraft deliveries in 2005	32
Accruals related to prior year aircraft deliveries	2
Warranty services provided in 2005	(22)
Balance at December 31, 2005	$50

Research and Development Expenses—Expenditures for Company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed.

Federal and Foreign Income Taxes—The Company and its domestic subsidiaries provide for federal income taxes on pretax accounting income at rates in effect under existing tax law. Foreign subsidiaries have recorded provisions for income taxes at applicable foreign tax rates in a similar manner.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less.

Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer credit-worthiness, historical payment experience, the age of outstanding receivables, and collateral to the extent applicable.

Activity related to the allowance for doubtful accounts was as follows:

(In millions)
Balance at December 31, 2002	$73
Provisions	1
Utilizations	(39)
Balance at December 31, 2003	35
Provisions	1
Utilizations	(1)
Balance at December 31, 2004	35
Provisions	4
Utilizations	(15)
Balance at December 31, 2005	$24

Contracts in Process—Contracts in process are stated at cost plus estimated profit, but not in excess of realizable value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred Contract Costs—Certain costs incurred in the performance of the Company’s government contracts are required to be recorded under generally accepted accounting principles but are not currently allocable to contracts. Such costs include a portion of the Company’s workers’ compensation, environmental expenses, and asset retirement obligations. These costs become allocable to contracts when they are paid, at which time they are charged to contracts and recovered from the government. The Company regularly assesses the probability of recovery of these costs. This assessment requires the Company to make assumptions about the extent of cost recovery under the Company’s contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the Company’s remaining contracts could be adversely affected.

Inventories—Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A provision for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations, and salvage value.

Property, Plant, and Equipment—Property, plant, and equipment are stated at cost. Major improvements are capitalized while expenditures for maintenance, repairs, and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income. Gains and losses resulting from the sale of plant and equipment at the government and defense businesses are included in overhead and reflected in the pricing of products and services to the U.S. government.

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

Impairment of Goodwill and Long-lived Assets—In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which addresses financial accounting and reporting for goodwill and other intangible assets, the Company performs periodic tests of goodwill impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The Company performs the annual impairment test in the fourth quarter of each year. In 2005, the Company recorded a $22 million pretax, $19 million after-tax goodwill impairment charge in administrative and selling expenses related to Flight Options (FO) which is included in the Other segment. The impairment was a result of changes in valuation assumptions, the effect of projecting recent performance variances on future periods and the addition of $28 million in goodwill resulting from the acquisition of the minority shares. If losses at FO were to continue over the longer-term or if FO’s financial objectives were no longer expected to be achieved, the Company’s investment in FO could become further impaired and additional charges may be required. FO must demonstrate substantial operating results improvement to achieve its financial objectives including achieving its sales forecasts, reducing maintenance expense, and improving dispatch availability over the 2005 average. The fair value of FO was estimated using a discounted cash flow methodology since there were no market comparables available. There was no goodwill impairment associated with the annual impairment test performed in the fourth quarter 2005 other than at FO. There was no goodwill impairment in the fourth quarter of 2004 and 2003.

The amount of goodwill by segment at December 31, 2005 was $749 million for Integrated Defense Systems, $1,387 million for Intelligence and Information Systems, $3,438 million for Missile Systems, $2,306 million for Network Centric Systems, $2,674 million for Space and Airborne Systems, $867 million for Technical Services, and $133 million for Other. The amount of goodwill by segment at December 31, 2004 was $755 million for Integrated Defense Systems, $1,349 million for Intelligence and Information Systems, $3,438 million for Missile Systems, $2,306 million for Network Centric Systems, $2,674 million for Space and Airborne Systems, $867 million for Technical Services, and $127 million for Other. Information about additions to goodwill is included in Note C, Acquisitions and Divestitures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangible assets subject to amortization consisted primarily of drawings and intellectual property totaling $63 million (net of $62 million of accumulated amortization) at December 31, 2005 and $74 million (net of $52 million of accumulated amortization) at December 31, 2004. Amortization expense is expected to approximate $13 million for each of the next five years.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determines whether long-lived assets are to be held-for-use or held-for-disposal. Upon indication of possible impairment, the Company evaluates the recoverability of held-for-use long-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. In order for long-lived assets to be considered held-for-disposal, the Company must have committed to a plan to dispose of the assets. Once deemed held-for-disposal, the assets are stated at the lower of carrying amount or fair value.

Computer Software—Internal use computer software, which consists primarily of an integrated financial package, is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life, generally 10 years.

Investments—Investments, which are included in other assets, include equity ownership of 20% to 50% in unconsolidated affiliates and of less than 20% in other companies. Investments in unconsolidated affiliates are accounted for under the equity method. Investments in other companies with readily determinable market prices are stated at estimated fair value with unrealized gains and losses included in other comprehensive income. Other investments are stated at cost.

Advance Payments and Billings in Excess of Costs Incurred—The Company receives advances, performance-based payments, and progress payments from customers which may exceed costs incurred on certain contracts.

Comprehensive Income—Comprehensive income and its components are presented in the statement of stockholders’ equity.

Accumulated other comprehensive income consisted of the following at December 31:

(In millions)	2005	2004
Minimum pension liability	$(1,978)	$(2,025)
Unrealized gains (losses) on interest-only strips	3	(1)
Interest rate lock	(1)	(1)
Foreign exchange translation	23	70
Cash flow hedges	4	39
Unrealized gains on investments	(1)	(1)
Total	$(1,950)	$(1,919)

The minimum pension liability adjustment is shown net of tax benefits of $1,065 million and $1,089 million at December 31, 2005 and 2004, respectively. The unrealized gains (losses) on interest-only strips are shown net of tax liability of $2 million at December 31, 2005 and net of tax benefits of $1 million at December 31, 2004. The interest rate lock is shown net of tax benefits of $1 million at December 31, 2005 and 2004. The cash flow hedges are shown net of tax liabilities of $2 million and $21 million at December 31, 2005 and 2004, respectively.

Translation of Foreign Currencies—Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive income in stockholders’ equity. Deferred taxes are not recognized for translation-related temporary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

differences of foreign subsidiaries as their undistributed earnings are considered to be permanently invested. Income and expenses in foreign currencies are translated at the weighted-average exchange rate during the period. Foreign exchange transaction gains and losses in 2005, 2004, and 2003 were not material.

Pension Costs—The Company has several pension and retirement plans covering the majority of employees, including certain employees in foreign countries. Annual charges to income are made for the cost of the plans, including current service costs, interest on projected benefit obligations, and net amortization and deferrals, increased or reduced by the return on assets. Unfunded accumulated benefit obligations are included in accrued retiree benefits and other long-term liabilities. The Company funds annually those pension costs which are calculated in accordance with Internal Revenue Service regulations and standards issued by the Cost Accounting Standards Board.

Interest Rate and Foreign Currency Contracts—The Company meets its working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. The Company enters into interest rate swap agreements or interest rate locks with commercial and investment banks to manage interest rates associated with the Company’s financing arrangements. The Company also enters into foreign currency forward contracts with commercial banks to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts. The hedges used by the Company are transaction driven and are directly related to a particular asset, liability, or transaction for which a commitment is in place. These instruments are executed with credit-worthy institutions and the majority of the foreign currencies are denominated in currencies of major industrial countries. The Company does not hold or issue financial instruments for trading or speculative purposes.

Fair Value of Financial Instruments—The estimated fair value of certain financial instruments, including cash, cash equivalents, and short-term debt approximates the carrying value due to their short maturities and varying interest rates. The estimated fair value of notes receivable approximates the carrying value based principally on the underlying interest rates and terms, maturities, collateral, and credit status of the receivables. The estimated fair value of investments, other than those accounted for under the cost or equity method, are based on quoted market prices. The estimated fair value of long-term debt of approximately $4.7 billion at December 31, 2005 was based on quoted market prices.

Estimated fair values for financial instruments are based on pricing models using current market information. The amounts realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments.

Minority Interest—The Company’s minority interest primarily relates to its investment in Thales-Raytheon Systems Co. Ltd., described in Note G, Other Assets.

Employee Stock Plans—In 2004, the Company changed the primary form of its broad-based equity compensation from stock options to restricted stock. The fair value at the date of award of restricted stock is credited to common stock at par value and the excess is credited to additional paid-in capital. The fair value is charged to income as compensation expense over the vesting period.

In 2004, the Company established the Long-Term Performance Plan (LTPP) which provides for restricted stock unit awards granted from the 2001 Stock Plan to the Company’s senior leadership. These awards vest when specific pre-established levels of Company performance are achieved over a three-year performance cycle. The Company recognizes compensation expense for variable award plans over the performance period based upon the then-current market values of the underlying stock as well as the expected achievement of performance levels.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. Accordingly, because stock options were issued at exercise prices equal to fair value, no compensation expense has been recognized for the Company’s stock option plans, however, stock-based compensation expense has been recorded for restricted stock and the LTPP. Proceeds

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

from the exercise of stock options under employee stock plans are credited to common stock at par value and the excess is credited to additional paid-in capital. Income tax benefits arising from employees’ premature disposition of stock option shares and exercise of nonqualified stock options are credited to additional paid-in capital.

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

(In millions except per share amounts)	2005	2004	2003
Reported net income	$871	$417	$365
Stock-based compensation expense included in reported net income, net of tax	39	16	5
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(72)	(71)	(73)
Pro forma net income	$838	$362	$297
Reported basic earnings per share	$1.95	$0.95	$0.88
Reported diluted earnings per share	1.92	0.94	0.88
Pro forma basic earnings per share	$1.87	$0.83	$0.72
Pro forma diluted earnings per share	1.85	0.82	0.72

The weighted-average fair value of each stock option granted in 2005, 2004, and 2003 was estimated as $8.44, $8.70, and $8.57, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

(In millions except per share amounts)	2005	2004	2003
Expected life	4 years	4 years	4 years
Assumed annual dividend growth rate	5%	5%	—
Expected volatility	30%	30%	40%
Assumed annual forfeiture rate	8%	8%	8%

The risk free interest rate (month-end yields on 4-year treasury strips equivalent zero coupon) was 3.6% in 2005, and ranged from 2.4% to 3.6% in 2004 and 2.0% to 3.0% in 2003.

Accounting Standards—In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS No. 123R). SFAS No. 123R requires the recognition of compensation expense related to stock options under SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the effective date for this accounting standard was deferred until the first annual period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R prospectively in the first quarter of 2006 with an anticipated impact to earnings per share of less than $0.02 per share for the year 2006.

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

Risks and Uncertainties—The Company is engaged in supplying defense-related equipment to the U.S. and foreign governments, and is subject to certain business risks specific to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad, and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The highly competitive market for business and special mission aircraft is also subject to certain business risks. These risks include timely development and certification of new product offerings, the current state of the general aviation and commuter aircraft markets, and government regulations affecting aircraft.

The Company’s consolidated financial statements are based on the application of generally accepted accounting principles which require the Company to make estimates and assumptions about future events that affect the amounts reported in its financial statements and the accompanying notes. Future events and their effects can not be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the Company’s financial statements.

Note B: Discontinued Operations

In 2000, the Company sold its Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, the Company was required to perform various contract and lease obligations under letters of credit, surety bonds, and guarantees (Support Agreements) that it had provided to project owners and other parties.

The Company has settled many of its Support Agreement obligations. For its remaining Support Agreement obligations, the Company has various risks and exposures, including warranty close out, various liquidated damages issues, and potential adverse claims resolution.

The Company is currently engaged in a dispute with AES Red Oak LLC (AES) over the close out of the Red Oak power project. The dispute involves, among other things, a draw down of $30 million by AES in August 2004 from a line of credit provided by the Company.

In 2005, 2004, and 2003, the pretax loss from discontinued operations related to RE&C was $41 million, $42 million, and $231 million, respectively. In 2005 and 2004, the Company recorded after-tax charges of $23 million and $24 million, respectively, for an estimated liability for foreign tax-related matters. Although not expected to be material, additional losses on foreign tax-related matters could be recorded in the future as estimates are revised or the underlying matters are settled. Included in 2003 were charges of $176 million related to the completion of the Mystic Station and Fore River construction projects in Massachusetts.

The after-tax loss from discontinued operations related to RE&C was $50 million, $48 million, and $151 million in 2005, 2004, and 2003, respectively.

Liabilities from discontinued operations included net current liabilities for RE&C of $33 million and $17 million at December 31, 2005 and 2004, respectively.

In 2002, the Company sold its Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. As part of the transaction, the Company retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete. In January 2006, a dispute regarding the AIS purchase price was resolved in arbitration and the Company recorded a pretax charge of $26 million in 2005 related to this settlement.

In 2005, 2004, and 2003, the pretax loss from discontinued operations related to AIS was $33 million, $23 million and $30 million, respectively, primarily related to the completion of the BBJ program and the resolution of the purchase price dispute.

Assets and liabilities related to AIS included net current assets of $19 million as of December 31, 2004 and net current liabilities of $16 million and $7 million as of December 31, 2005 and 2004, respectively.

In 2005, the total loss from discontinued operations was $74 million pretax, $71 million after-tax, or $0.16 per basic and diluted share versus $65 million pretax, $63 million after-tax, or $0.14 per basic and diluted share in 2004 and $261 million pretax, $170 million after-tax, or $0.41 per basic and diluted share in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note C: Acquisitions and Divestitures

In August 2005, the Company acquired UTD, Inc. for $39 million, net of cash received, subject to a purchase price adjustment. The Company recorded $2 million of intangible assets and $36 million of goodwill (at Intelligence and Information Systems) in connection with this acquisition.

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

In 2004, the Company sold its commercial infrared business for $43 million and recorded a pretax gain of $10 million which was included in other income.

In 2003, the Company acquired Solipsys Corporation for $170 million, net of cash received, to be paid over two years. The Company made cash payments of $60 million in 2005, $70 million in 2004 and $40 million in 2003 related to this acquisition. In addition, the Company may be required to make certain performance-based incentive payments. Assets acquired included $7 million of contracts in process. Liabilities assumed included $2 million of accounts payable and $3 million of accrued salaries and wages. The Company also recorded $8 million of intangible assets and $160 million of goodwill (at Integrated Defense Systems) in connection with this acquisition.

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

In 2002, the Company formed a joint venture with Flight Options, Inc. whereby the Company contributed its Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. In June 2003, the Company participated in a financial recapitalization of Flight Options LLC (FO) and exchanged certain FO debt for equity. In December 2005, the Company settled all disputes with the FO minority shareholders and acquired the minority shares for $28 million in cash and assumed liabilities and now owns 100% of FO. Employees of FO own an insignificant amount of FO stock and stock options.

Note D: Contracts In Process

Contracts in process consisted of the following at December 31, 2005:

(In millions)	Cost Type	Fixed Price	Total
U.S. government end-use contracts
Billed	$430	$163	$593
Unbilled	888	4,514	5,402
Less progress payments	—	(3,315)	(3,315)
	1,318	1,362	2,680
Other customers
Billed	24	136	160
Unbilled	7	1,109	1,116
Less progress payments	—	(487)	(487)
	31	758	789
Total	$1,349	$2,120	$3,469

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contracts in process consisted of the following at December 31, 2004:

(In millions)	Cost Type	Fixed Price	Total
U.S. government end-use contracts
Billed	$393	$295	$688
Unbilled	845	4,328	5,173
Less progress payments	—	(3,326)	(3,326)
	1,238	1,297	2,535
Other customers
Billed	19	226	245
Unbilled	11	1,210	1,221
Less progress payments	—	(487)	(487)
	30	949	979
Total	$1,268	$2,246	$3,514

The U.S. government has title to the assets related to unbilled amounts on contracts that provide for progress payments. Unbilled amounts are recorded under the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings, or completion of the contract.

Included in contracts in process at December 31, 2005 and 2004 was $27 million and $66 million, respectively, related to claims on contracts, which were recorded at their estimated realizable value. The Company believes that it has a legal basis for pursuing recovery of these claims and that collection is probable. The settlement of these amounts depends on individual circumstances and negotiations with the counterparty, therefore, the timing of the collection will vary and approximately $11 million of collections are expected to extend beyond one year.

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2005, retentions amounted to $36 million and are anticipated to be collected as follows: $26 million in 2006 and the balance thereafter.

Note E: Inventories

Inventories consisted of the following at December 31:

(In millions)	2005	2004
Finished goods	$489	$553
Work in process	991	938
Materials and purchased parts	242	254
Total	$1,722	$1,745

Inventories at Raytheon Aircraft, Flight Options, and Raytheon Airline Aviation Services totaled $1,411 million at December 31, 2005 (consisting of $475 million of finished goods, $742 million of work in process, and $194 million of materials and parts) and $1,420 million at December 31, 2004 (consisting of $537 million of finished goods, $681 million of work in process, and $202 million of materials and parts). Inventories at the government and defense businesses include component parts, materials, and amounts incurred in advance of contract funding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note F: Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31:

(In millions)	2005	2004
Land	$89	$89
Buildings and leasehold improvements	2,039	1,885
Machinery and equipment	3,995	3,775
Equipment leased to others	134	172
	6,257	5,921
Less accumulated depreciation and amortization	(3,582)	(3,183)
Total	$2,675	$2,738

Depreciation expense was $354 million, $361 million, and $333 million in 2005, 2004, and 2003, respectively. Accumulated depreciation of equipment leased to others was $28 million and $29 million at December 31, 2005 and 2004, respectively.

General and program specific manufacturing equipment and tooling at Raytheon Aircraft are included in property, plant, and equipment. There was $191 million and $205 million of program specific manufacturing equipment and tooling related to Premier and Hawker 4000 at December 31, 2005 and 2004, respectively.

Future minimum lease payments from non-cancelable aircraft operating leases, which extend to 2018, amounted to $120 million at December 31, 2005 and were due as follows:

(In millions)
2006	$22
2007	16
2008	14
2009	14
2010	10
Thereafter	44

Note G: Other Assets

Other assets, net consisted of the following at December 31:

(In millions)	2005	2004
Long-term receivables
Due from customers in installments to 2015	$294	$315
Other, principally due through 2013	67	70
Sales-type leases, due in installments to 2015	49	86
Computer software, net	462	479
Pension-related intangible asset	175	186
Investments	146	149
Other noncurrent assets	682	705
Total	$1,875	$1,990

The Company provides long-term financing to its aircraft customers. The underlying aircraft serve as collateral for general aviation and commuter aircraft receivables. The Company maintains reserves for estimated uncollectible aircraft-related long-term receivables. The balance of these reserves was $13 million and $28 million at December 31, 2005 and 2004, respectively. The reserves for estimated uncollectible aircraft-related long-term receivables represent the Company’s current estimate of future losses. The Company established these reserves based on an overall evaluation of identified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

risks. As a part of that evaluation, the Company evaluated certain specific receivables and considered factors including extended delinquency and requests for restructuring, among other things. Long-term receivables included commuter aircraft receivables of $228 million and $281 million at December 31, 2005 and 2004, respectively.

The Company accrues interest on aircraft-related long-term receivables in accordance with the terms of the underlying notes. When an aircraft-related long-term receivable is over 90 days past due, the Company generally stops accruing interest. At December 31, 2005 and 2004, there were $7 million and $27 million, respectively, of aircraft-related long-term receivables on which the Company was not accruing interest. Interest payments related to these receivables are credited to income when received. Once a past-due receivable has been brought current, the Company begins to accrue interest again. Interest deemed to be uncollectible is written off at the time the determination is made.

In 2004, the Company entered into an agreement to sell certain general aviation finance receivables, with the buyer assuming all servicing responsibilities. As part of the agreement, the Company retained a first loss deficiency guarantee of 7.5% of the receivable amount sold. In 2005 and 2004, $5 million and $37 million, respectively, of receivables were sold under the agreement, with no associated gain or loss. Also in 2005 and 2004, the Company sold $18 million and $22 million, respectively, of general aviation finance receivables without any continuing involvement.

In 2003, the Company sold an undivided interest in $337 million of general aviation finance receivables, while retaining a subordinated interest in and servicing rights to the receivables. The Company received proceeds of $279 million and recognized a gain of $2 million. In connection with the sale, the Company formed a qualifying special purpose entity (QSPE) for the sole purpose of buying these receivables. The Company irrevocably, and without recourse, transferred the receivables to the QSPE which in turn, issued beneficial interests in these receivables to a commercial paper conduit. The transaction involves a third party guarantee of the conduit investment. The assets of the QSPE are not available to pay the claims of the Company or any other entity. The Company retained a subordinated interest in the receivables sold of approximately 17%. The conduit obtained the funds to purchase the interest in the receivables, other than the retained interest, by selling commercial paper to third-party investors. The Company retained responsibility for the collection and administration of receivables. The Company continues to service the sold receivables and charges the third party conduit a monthly servicing fee at market rates.

The Company accounted for the sale under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The gain was determined at the date of transfer based upon the relative fair value of the assets sold and the interests retained. The Company estimated the fair value at the date of transfer and at December 31, 2005 and 2004 based on the present value of future expected cash flows using certain key assumptions, including collection period and a discount rate of 5.0%, 6.2%, and 5.6%, respectively. At December 31, 2005 a 10 and 20% adverse change in the collection period and discount rate would not have a material effect on the Company’s financial position or results of operations.

At December 31, 2005 and 2004, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $157 million and $204 million, respectively, of which the Company’s subordinated retained interest was $59 million and $58 million, respectively, and the fair value of the servicing asset was $2 million and $4 million, respectively.

Computer software amortization expense was $77 million, $64 million, and $52 million in 2005, 2004 and 2003, respectively. Accumulated amortization of computer software was $327 million and $261 million at December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investments, which are included in other assets, consisted of the following at December 31:

(In millions)	2005 Ownership %	2005	2004
Equity method investments:
Thales-Raytheon Systems Co. Ltd.	50.0	$102	$87
HRL Laboratories, LLC	33.3	31	30
Indra ATM S.L.	—	—	12
TelASIC Communications	17.1	—	3
Other	n/a	6	7
		139	139
Other investments		7	10
Total		$146	$149

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

In 2005, the Company sold its interest in Indra ATM S.L., a Spanish joint venture, for $59 million, and recorded a gain of $45 million.

In 1995, through the acquisition of E-Systems, Inc., the Company invested in Space Imaging and had a 31% equity investment in Space Imaging LLC. In the first quarter of 2003, the Company paid $130 million related to a Space Imaging credit facility that matured in March 2003 for which the Company had guaranteed and accrued for in a prior year. In exchange for this payment, the Company received a note from Space Imaging for this amount that the Company has valued at zero. In January 2006, substantially all of the assets of Space Imaging were sold. The Company received total proceeds of approximately $25 million which will be recorded as other income.

In addition, the Company has entered into joint ventures formed specifically to facilitate a teaming arrangement between two contractors for the benefit of the customer, generally the U.S. government, whereby the Company receives a subcontract from the joint venture in the joint venture’s capacity as prime contractor. Accordingly, the Company records the work it performs for the joint venture as operating activity. Joint ventures are not subject to the Company’s internal control structure.

Certain joint ventures and equity and cost method investments are not listed separately in the table above as the Company’s investment in these entities is less than $5 million. Information for these joint ventures and investments has not been separately disclosed since they are not material either individually or in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note H: Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31:

(In millions)	2005	2004
Notes payable at a weighted-average interest rate of 6.36% and 5.63% for December 31, 2005 and 2004	$79	$36
Current portion of long-term debt	—	480
Notes payable and current portion of long-term debt	79	516
Notes due 2005, 6.30%, not redeemable prior to maturity	—	123
Notes due 2005, 6.50%, not redeemable prior to maturity	—	357
Notes due 2007, 4.50%, redeemable at any time	118	118
Notes due 2007, 6.75%, redeemable at any time	562	560
Notes due 2008, 6.15%, redeemable at any time	309	309
Notes due 2010, 6.00%, redeemable at any time	86	86
Notes due 2010, 6.55%, redeemable at any time	244	243
Notes due 2010, 8.30%, redeemable at any time	399	398
Notes due 2011, 4.85%, redeemable at any time	450	449
Notes due 2012, 5.50%, redeemable at any time	329	329
Notes due 2013, 5.375%, redeemable at any time	341	341
Debentures due 2018, 6.40%, redeemable at any time	337	337
Debentures due 2018, 6.75%, redeemable at any time	249	249
Debentures due 2025, 7.375%, redeemable after 2005	—	192
Debentures due 2027, 7.20%, redeemable at any time	361	360
Debentures due 2028, 7.00%, redeemable at any time	184	184
Other notes with varying interest rates	—	74
Less installments due within one year	—	(480)
Long-term debt	3,969	4,229
Subordinated notes payable	408	408
Total debt issued and outstanding	$4,456	$5,153

The notes and debentures redeemable at any time are at redemption prices equal to the present value of remaining principal and interest payments. Information about the subordinated notes payable is included in Note I, Equity Security Units.

The debentures due in 2025 were redeemable at the option of the Company on or after July 15, 2005 at a redemption price of 103% of par. In 2005, the Company exercised its call rights to repurchase all of these debentures, with a par value of $196 million, at a loss of $10 million pretax.

In 2004, the Company repurchased long-term debt with a par value of $1,773 million at a loss of $100 million pretax which was included in other expense.

In 2003, the Company issued $425 million of long-term debt and used the proceeds to reduce the amounts outstanding under the Company’s lines of credit. Also in 2003, the Company issued $500 million of fixed rate long-term debt and $200 million of floating rate notes. The proceeds were used to partially fund the repurchase of long-term debt with a par value of $924 million at a loss of $77 million pretax, which was included in other expense.

The Company enters into various interest rate swaps that correspond to a portion of the Company’s fixed rate debt in order to effectively hedge interest rate risk. The $600 million notional value of the interest rate swaps that remained outstanding at December 31, 2005 effectively converted that portion of the Company’s total fixed rate debt to variable rate debt based on LIBOR.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The principal amounts of long-term debt were reduced by debt issue discounts of $58 million and $81 million at December 31, 2005 and 2004, respectively and interest rate hedging costs of $36 million and $54 million, at December 31, 2005 and 2004, respectively, on the date of issuance, and are reflected as follows at December 31:

(In millions)	2005	2004
Principal	$4,013	$4,765
Unamortized issue discounts	(23)	(30)
Unamortized interest rate hedging costs	(21)	(26)
Installments due within one year	—	(480)
Total	$3,969	$4,229

The aggregate amounts of principal payments due on long-term debt and subordinated notes payable for the next five years are:

(In millions)
2006	$459
2007	681
2008	309
2009	—
2010	729

In March 2005, the Company entered into a $2.2 billion bank revolving credit facility which replaced its previous $2.3 billion revolving credit facilities. Under the current credit facility, the Company can draw down on lines of credit and use the credit facility to support commercial paper or letters of credit that the Company may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of December 31, 2005 and December 31, 2004, there were no borrowings under the current credit facility and the previous credit facilities, respectively; however, the Company had approximately $100 million of outstanding letters of credit at December 31, 2005 and 2004, which effectively reduced the Company’s borrowing capacity under the current credit facility and the previous credit facilities by such amount at such dates.

Under its current credit facility, the Company must comply with certain covenants, including the ratio of total debt to total capitalization of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. The Company was in compliance with the covenants during the period in 2005 in which such credit facility was in place and expects to continue to be in compliance throughout 2006.

Certain foreign subsidiaries of the Company maintain revolving bank lines of credit to provide them with a limited amount of short term liquidity. In 2005, Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a $150 million committed multicurrency revolving credit facility which replaced its previous uncommitted bank lines totaling $84 million. There was $53 million of outstanding borrowings under the facility at December 31, 2005. There were no outstanding borrowings under the bank lines at December 31, 2004. In addition, other uncommitted bank lines totaled $6 million and $7 million at December 31, 2005 and 2004, respectively. There were no amounts outstanding under these lines of credit at December 31, 2005 and 2004, respectively. Compensating balance arrangements are not material.

Total cash paid for interest on notes payable and long-term debt was $310 million, $396 million, and $515 million in 2005, 2004, and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note I: Equity Security Units

In 2001, the Company issued 17,250,000, 8.25%, $50 par value equity security units. Each equity security unit consisted of a contract to purchase shares of the Company’s common stock on May 15, 2004 and a mandatorily redeemable equity security with a stated liquidation amount of $50 due on May 15, 2006.

In 2004, in accordance with the terms of the equity security units, the Company issued 27.0 million shares of common stock and received proceeds of $863 million. The contract required a quarterly distribution, which was recorded as a reduction to additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. Cash paid for the quarterly distribution on the contract was $4 million in 2004 and $11 million in 2003. The mandatorily redeemable equity security represents preferred stock of RC Trust I (RCTI), a subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note. The subordinated notes ($408 million at December 31, 2005 and 2004), which are due on May 15, 2006, have the same terms as the mandatorily redeemable equity security and represent an undivided interest in the assets of RCTI, a Delaware business trust formed for the purpose of issuing these securities and whose assets consist solely of subordinated notes issued by the Company. The subordinated notes pay a quarterly distribution, which was included in interest expense, of 7.0% per year. Cash paid for the quarterly distribution on the subordinated notes was $27 million in 2005, $47 million in 2004 and $60 million in 2003. In 2004, subordinated notes with a par value of $481 million were repurchased at a loss of $32 million pretax, which was included in other expense.

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

Note J: Stockholders’ Equity

The changes in shares of common stock outstanding were as follows:

(In thousands)
Balance at December 31, 2002	408,209
Issuance of common stock	8,977
Common stock plan activity	1,021
Treasury stock activity	(71)
Balance at December 31, 2003	418,136
Issuance of common stock	29,472
Common stock plan activity	5,715
Treasury stock activity	(227)
Balance at December 31, 2004	453,096
Issuance of common stock	—
Common stock plan activity	4,589
Treasury stock activity	(11,312)
Balance at December 31, 2005	446,373

On November 30, 2004, the Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of the Company’s common stock. In 2005, the Company repurchased 11.2 million shares of common stock for $436 million under this program.

The Company issued 2,325,000 and 6,486,000 shares of common stock in 2004 and 2003, respectively, to fund the Company Match and Company Contributions, as described in Note N, Pension and Other Employee Benefits. In addition, employee-directed 401(k) plan purchases (Employee Contributions) of the Company stock fund were funded through the issuance of 134,000 and 2,491,000 shares of common stock in 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In thousands)	2005	2004	2003
Average common shares outstanding for basic EPS	446,975	438,149	412,686
Dilutive effect of stock options, restricted stock, LTPP, and equity security units	6,327	4,052	2,743
Shares for diluted EPS	453,302	442,201	415,429

Stock options to purchase 16.5 million, 18.7 million, and 30.6 million shares of common stock outstanding at December 31, 2005, 2004, and 2003, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of the Company’s common stock during the respective years.

Stock options to purchase 17.2 million, 19.5 million, and 15.3 million shares of common stock outstanding at December 31, 2005, 2004, and 2003, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, LTPP and equity security units in the table above.

The Board of Directors is authorized to issue up to 200,000,000 shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by the Board of Directors.

As discussed in Commitments and Contingencies, the terms of the settlement of the securities class action lawsuit include the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants which is expected to occur in the second quarter of 2006.

Note K: Federal and Foreign Income Taxes

The provision for federal and foreign income taxes consisted of the following:

(In millions)	2005	2004	2003
Current income tax expense
Federal	$451	$138	$130
Foreign	19	7	3
Deferred income tax (benefit) expense
Federal	21	(5)	94
Foreign	7	—	—
Total	$498	$140	$227

The provision (benefit) for state income taxes of $8 million, $6 million, and $(1) million in 2005, 2004, and 2003, respectively, was included in administrative and selling expenses as these costs can generally be recovered through the pricing of products and services to the U.S. government in the period for which the tax is payable. Accordingly, the deferred state income tax provision (benefit), which is not material, will be allocated to contracts in future periods as they are realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The provision for income taxes differs from the U.S. statutory rate due to the following:

	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
Extraterritorial income exclusion/foreign sales corporation tax benefit	(1.4)	(3.4)	(3.1)
Research and development tax credit	(1.1)	(0.9)	(0.8)
ESOP dividend deduction benefit	(1.0)	(2.3)	(1.7)
Foreign tax credit benefit	—	(5.5)	—
Non-deductible costs	1.4	1.7	0.8
Federal tax cost of repatriation under the American Jobs Creation Act	0.4	—	—
Other, net	1.3	(0.4)	(0.4)
Effective tax rate	34.6%	24.2%	29.8%

In 2005, 2004, and 2003, domestic income before taxes was $1,364 million, $559 million, and $754 million, respectively, and foreign income before taxes was $76 million, $20 million, and $8 million, respectively. Income reported for federal and foreign tax purposes differs from pretax accounting income due to differences between U.S. Internal Revenue Code or foreign tax law requirements and the Company’s accounting practices. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. Total net cash payments were approximately $56 million, $5 million, and $13 million in 2005, 2004, and 2003, respectively.

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

Amounts accrued for potential tax assessments totaled $247 million at December 31, 2005 and were recorded in non-current liabilities. Amounts accrued at December 31, 2004 totaled $225 million. Accruals relate to U.S. federal tax matters and taxation of foreign earnings and include items such as the tax benefits from the FSC and Extraterritorial Income (ETI) regimes, the amount of research tax credits, allocation of income among various tax jurisdictions, issues related to various acquisitions and divestitures, and various other federal and foreign tax issues. Amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions on federal and foreign tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled.

The American Jobs Creation Act of 2004 (the “Act”) repealed and provided transitional relief for the ETI regime for transactions after December 31, 2004. The Act also provides a deduction for income derived from qualifying domestic production activities that is phased in over the 2005 – 2010 period. The deduction is equal to 3% of qualifying income in 2005 and 2006, 6% in 2007, 2008, and 2009, and 9% thereafter. The introduction of legislation proposing a technical correction to the Act accompanied by language in recently issued proposed regulations consistent with the technical correction have substantially diminished concerns existing in prior periods that U.S. government contractors might be denied full benefits under the domestic production activities incentive. The Act also extended the carryover period for foreign tax credits from 5 to 10 years and reinstated the research and development tax credit. The Company recorded a tax benefit of $42 million in 2004 primarily related to the extension of the carryover period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a deduction for certain dividends from controlled foreign corporations equivalent to 85% of the dividends received. The Company recorded a $5 million tax expense in 2005 in connection with a repatriation of $110 million completed pursuant to the Act.

Deferred federal and foreign income taxes consisted of the following at December 31:

(In millions)	2005	2004
Current deferred tax assets (liabilities)
Other accrued expenses	$311	$299
Accrued salaries and wages	152	122
Contracts in process and inventories	(28)	48
Deferred federal and foreign income taxes—current	$435	$469
Noncurrent deferred tax assets (liabilities)
Net operating loss and tax credit carryforwards	$279	$428
Pension benefits	366	427
Other retiree benefits	238	123
Depreciation and amortization	(946)	(880)
Revenue on leases and other	(62)	(27)
Deferred federal and foreign income taxes—noncurrent	$(125)	$71

There were $3 million of taxes refundable included in prepaid expenses and other current assets at December 31, 2005 and 2004. Federal tax (expenses) benefits related to discontinued operations were $2 million and $(20) million at December 31, 2005 and 2004, respectively, and were included in deferred federal and foreign income taxes in the table above.

At December 31, 2005, the Company had foreign tax credit carryforwards of $90 million that expire in 2009 through 2015, research tax credit carryforwards of $37 million that expire in 2018 through 2025, and alternative minimum tax credit carryforwards of $32 million that are carried forward indefinitely. The Company believes it will be able to utilize substantially all of these carryforwards over the next 4 to 5 years.

Note L: Commitments and Contingencies

At December 31, 2005, the Company had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2006	$318
2007	250
2008	191
2009	130
2010	104
Thereafter	212

Rent expense in 2005, 2004, and 2003 was $280 million, $266 million, and $263 million, respectively. In the normal course of business, the Company leases equipment, office buildings, and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2005, the Company had commitments under an agreement to outsource a significant portion of its information technology function requiring minimum annual payments as follows:

(In millions)
2006	$68
2007	68
2008	68
2009	68
2010	—
Thereafter	—

In connection with certain aircraft sales, the Company has offered trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft from the Company. The difference between the value of these trade-in incentives, the majority of which expire by the end of 2008, and the current estimated fair value of the underlying aircraft was approximately $4 million at December 31, 2005. There is a high degree of uncertainty inherent in the assessment of the likelihood and value of trade-in commitments.

The Company self-insures for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $50 million annually. Insurance is purchased from third parties to cover excess aggregate liability exposure from $50 million to $1.25 billion. This coverage also includes the excess of liability over $10 million per occurrence. The aircraft product liability reserve was $33 million and $38 million at December 31, 2005 and 2004, respectively.

The Company is involved in various stages of investigation and cleanup related to remediation of various environmental sites. The Company’s estimate of total environmental remediation costs expected to be incurred is $117 million. Discounted at a weighted-average risk-free rate of 5.8%, the Company estimates the liability to be $92 million before U.S. government recovery and had this amount accrued at December 31, 2005. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and the Company’s long history of receiving reimbursement for such costs. Accordingly, the Company has recorded $51 million at December 31, 2005 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. The Company leases certain government-owned properties and is generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of the Company’s responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Environmental remediation costs expected to be incurred are:

(In millions)
2006	$25
2007	12
2008	10
2009	9
2010	7
Thereafter	54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company issues guarantees and has banks and surety companies issue, on its behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of the Company or its affiliates. Approximately $312 million, $767 million, and $78 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at December 31, 2005, respectively, and $294 million, $827 million, and $250 million were outstanding at December 31, 2004, respectively. These instruments expire on various dates through 2015. Included in guarantees and letters of credit above was $76 million and $183 million at December 31, 2005, respectively and $43 million and $153 million at December 31, 2004, respectively related to the Company’s joint venture in Thales-Raytheon Systems (TRS). Also, included in guarantees, letters of credit, and surety bonds above was $94 million, $8 million, and $62 million at December 31, 2005, respectively and $94 million, $9 million, and $234 million at December 31, 2004, respectively related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

The Company provides these guarantees and letters of credit to TRS and other affiliates to assist these entities in connection with obtaining financing on more favorable terms, making bids on contracts, and performing their contractual obligations. While the Company expects these entities to satisfy their loans, project performance, and other contractual obligations, their failure to do so may result in a future obligation for the Company.

In connection with the order for 50 Hawker 4000 aircraft received by RAC in 2005, which is subject to the negotiation and execution of a mutually agreeable parent guarantee, RAC will be subject to liquidated damages of approximately $80 million if it fails to deliver at least 30 aircraft in accordance with the terms of the agreement. Under the agreement, RAC is also providing a guaranteed maintenance program which runs for ten years from the delivery date of each Hawker 4000 aircraft and provides for a guaranteed cost of maintenance, subject to annual CPI and other adjustments, for each aircraft. RAC is responsible for any costs that exceed the guaranteed cost of maintenance.

The customers of Flight Options (FO), in certain instances, have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $575 million and $572 million at December 31, 2005 and 2004, respectively.

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation, and declining commercial aviation market conditions. At December 31, 2005 and December 31, 2004, the Company’s exposure on commuter aircraft assets was approximately $509 million relating to 253 aircraft and approximately $614 million relating to 297 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If the Company were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

In 1997, the Company provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by the Company’s Network Centric Systems segment. The first interest payment became due and was paid in 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In addition, the SEC’s investigation of two of the Company’s employees in connection with this matter, one of whom served as the Company’s Chief Financial Officer from December 2002 until April 15, 2005 remains unresolved. Both individuals remain on administrative leave.

In May 2004, without admitting any liability or wrongdoing, the Company reached an agreement to settle a securities class action lawsuit originally filed in 1999 on behalf of the Company and all individual defendants. The terms of the settlement include a cash payment of $210 million and the issuance of warrants for the Company’s stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants which is expected to occur in the second quarter of 2006. In December 2004, the court approved the settlement, resolving all claims asserted against the Company and the individual defendants. In connection with the settlement, the Company recorded a charge of $329 million in 2004, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement. The charge for the settlement will be revised to reflect the actual fair value of the warrants upon issuance. In 2004, the Company paid $210 million into escrow in connection with the settlement. In 2005, the insurance receivable balance was paid in full. In July 2004, without admitting any liability or wrongdoing, the Company and the individual defendants reached an agreement to settle a derivative action related to this class action lawsuit for $4 million. The settlement, which was approved by the court in July 2005, resolves all claims in the case.

In May 2005, without admitting any liability or wrongdoing, the Company and individual defendants reached an agreement to settle a class action lawsuit originally filed in 2001. The settlement includes a cash payment by the Company of $39 million, which was paid into escrow in May 2005. In July 2005, the court approved the settlement which resolves all claims in the case. In November 2005, the Company received approximately $28 million from its insurance carriers towards the settlement and related expenses. In November 2004, without admitting any liability or wrongdoing, the individual defendants and the Company reached a tentative agreement to settle a derivative action related to this class action lawsuit for $2 million. The settlement, which was approved by the court in September 2005, resolves all claims in the case.

In May 2003, two purported class action lawsuits were filed on behalf of participants in the Company’s savings and investment plans who invested in the Company’s stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (ERISA). Both lawsuits are substantially similar and have been consolidated into a single action. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in the Company’s stock since October 7, 1998. The Second Consolidated Amended ERISA Complaint alleges that the Company, its Pension and Investment Group, and its Investment Committee breached ERISA fiduciary duties by failing to: (1) prudently and loyally manage plan assets, (2) monitor the Pension and Investment Group and the Investment Committee and provide them with accurate information, (3) provide complete and accurate information to plan participants and beneficiaries, and (4) avoid conflicts of interest. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint. In September 2005, the court heard the motion to dismiss but declined to decide the motion subject to a trial on a statute of limitations issue, which is scheduled for June 2006. Although the Company believes that it and the other defendants have meritorious defenses and intends to contest this lawsuit vigorously, an adverse resolution of this lawsuit could have a material adverse effect on the Company’s financial position, results of operations, and liquidity. The Company is not presently able to reasonably estimate potential losses, if any, related to this lawsuit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note M: Employee Stock Plans

The 2001 Stock Plan and 1995 Stock Option Plan provide for the grant of both incentive and nonqualified stock options at an exercise price which is not less than 100% of the fair value on the date of grant. The 1991 Stock Plan provided for the grant of incentive stock options at an exercise price which was 100% of the fair value on the date of grant and nonqualified stock options at an exercise price which may have been less than the fair value on the date of grant. The 1976 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price which was 100% of the fair value on the date of grant. No further grants are allowed under the 1995 Stock Plan, 1991 Stock Plan or 1976 Stock Option Plan. All of these plans were approved by the Company’s stockholders.

Stock options granted under the plans may generally be exercised in their entirety from 1 to 6 years after the date of grant. Incentive stock options terminate 10 years from the date of grant, and those stock options granted after December 31, 1986 become exercisable to a maximum of $100,000 per year. Nonqualified stock options terminate 11 years from the date of grant, 10 years and a day if issued in connection with the 1995 Stock Option Plan, or as determined by the Management Development and Compensation Committee of the Board of Directors (MDCC) if issued under the 2001 Stock Plan.

Awards of restricted stock units under the Company’s LTPP will be made from the 2001 Stock Plan. The performance goals for both the 2004 – 2006 LTPP and the 2005 – 2007 LTPP are independent of each other and equally weighted, and are based on two metrics: free cash flow, as defined, and total shareholder return relative to a peer group both over a three-year period. The ultimate award, which is determined at the end of the three-year performance cycle, can range from zero to 200% of the target award. The target award outstanding at December 31, 2005 related to 2005 and 2004 was 473,500 units and 573,800 units, respectively. The amount of compensation expense recorded was $15 million in 2005 and $8 million in 2004.

The 2001 Stock Plan also provides for the award of restricted stock, restricted stock units and stock appreciation rights. The 1997 Nonemployee Directors Restricted Stock Plan provides for the award of restricted stock to nonemployee directors. Awards of restricted stock, restricted stock units, and stock appreciation rights are made by the MDCC and are compensatory in nature. These awards vest over a specified period of time as determined by the MDCC, generally 4 years. Restricted stock awards entitle the recipient to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

No further grants are allowed under the 2001 Stock Plan or the 1997 Nonemployee Directors Restricted Stock Plan after January 30, 2011 and November 25, 2011, respectively.

Awards of 2,098,500, 1,875,600, and 314,800 shares of restricted stock and restricted stock units were made to employees and non-employee directors at a weighted-average fair value at the grant date of $39.04, $35.08, and $30.02 in 2005, 2004, and 2003, respectively. The required conditions for 227,500, 446,100, and 200,100 shares of restricted stock and restricted units were satisfied during 2005, 2004, and 2003, respectively. There were 115,100; 122,900; and 13,000 shares of restricted stock forfeited during 2005, 2004, and 2003, respectively. There were 4,003,100, 2,247,300, and 940,600 shares of restricted stock and restricted stock units outstanding at December 31, 2005, 2004, and 2003, respectively. The amount of compensation expense recorded was $45 million, $16 million, and $8 million in 2005, 2004, and 2003, respectively.

There were 47.8 million, 46.6 million, and 53.2 million additional shares of common stock (including shares held in treasury) authorized for stock option, restricted stock, and restricted stock unit awards at December 31, 2005, 2004, and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock option information for 2005, 2004, and 2003 follows:

(Share amounts in thousands)	Shares	Weighted- Average Option Price
Outstanding at December 31, 2002	42,144	40.99
Granted	7,256	31.01
Exercised	(675)	30.96
Expired	(2,639)	46.19

Outstanding at December 31, 2003	46,086	39.27
Granted	609	33.71
Exercised	(3,825)	34.77
Expired	(4,726)	39.46

Outstanding at December 31, 2004	38,144	$39.61
Granted	53	36.69
Exercised	(2,674)	27.07
Expired	(1,838)	46.91
Outstanding at December 31, 2005	33,685	$40.20

The following tables summarize information about stock options outstanding and exercisable at December 31, 2005:

(Share amounts in thousands)	Options Outstanding
Exercise Price Range	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$18.19 to $29.92	10,112	5.2 years	$26.04
$30.00 to $39.21	7,329	7.0 years	$32.15
$40.13 to $48.97	7,750	6.0 years	$44.61
$51.06 to $59.44	5,113	1.9 years	$54.34
$67.66 to $73.78	3,381	3.5 years	$68.49
Total	33,685

(Share amounts in thousands)	Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price
$18.19 to $29.92	9,485	$25.82
$30.00 to $39.21	4,641	$32.20
$40.13 to $48.97	7,750	$44.61
$51.06 to $59.44	5,113	$54.34
$67.66 to $73.78	3,381	$68.49
Total	30,370

Shares exercisable at the corresponding weighted-average exercise price at December 31, 2005, 2004, and 2003, were 30.4 million at $41.14, 30.0 million at $40.81, and 30.1 million at $41.49, respectively.

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

The following adjusts reported income from continuing operations and basic and diluted earnings per share (EPS) from continuing operations as if the change in accounting principle had been applied prior to the periods presented:

(In millions, except per share amounts}	2005	2004	2003
Reported income from continuing operations	$942	$439	$535
Change in accounting principle, net of tax	—	—	(68)
Adjusted income from continuing operations	$942	$439	$467
Reported basic EPS from continuing operations	$2.11	$1.00	$1.30
Change in accounting principle, net of tax	—	—	(0.17)
Adjusted basic EPS from continuing operations	$2.11	$1.00	$1.13
Reported diluted EPS from continuing operations	$2.08	$0.99	$1.29
Change in accounting principle, net of tax	—	—	(0.17)
Adjusted diluted EPS from continuing operations	$2.08	$0.99	$1.12

The following adjusts reported net income and basic and diluted earnings per share (EPS) as if the change in accounting principle had been applied prior to the periods presented:

(In millions, except per share amounts)	2005	2004	2003
Reported net income	$871	$417	$365
Change in accounting principle, net of tax	—	(41)	(68)
Adjusted net income	$871	$376	$297
Reported basic EPS	$1.95	$0.95	$0.88
Change in accounting principle, net of tax	—	(0.09)	(0.16)
Adjusted basic EPS	$1.95	$0.86	$0.72
Reported diluted EPS	$1.92	$0.94	$0.88
Change in accounting principle, net of tax	—	(0.09)	(0.16)
Adjusted diluted EPS	$1.92	$0.85	$0.72

The strategic asset allocation of the Company’s domestic Pension Benefits and Other Benefits plans is diversified with an average and moderate level of risk consisting of investments in equity securities (including domestic and international equities and the Company’s common stock), debt securities, real estate, and other areas such as private equity and cash. The Company seeks to produce a return on investment over the long-term commensurate with levels of investment risk which are prudent and reasonable given the prevailing capital market expectations. Policy range allocations are 50 to 75% for equity securities, 20 to 40% for debt securities, 2 to 7% for real estate, and 2 to 17% for other areas. The long-term return on asset assumption for the Company’s domestic Pension Benefits and Other Benefits plans for 2006 is 8.75%. The long-term return on asset assumption for the Company’s domestic Pension Benefits plans was 8.75% in 2005, 2004 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2003. The long-term return on asset assumption for the Company’s Other Benefits plans was 8.75% in 2005 and 7.75% in 2004 and 2003. To develop the expected long-term rate of return on asset assumptions, the Company considered the current level of expected returns on risk free investments, the historical level of the risk premium associated with the other asset classes in which the Company has invested domestic Pension Benefits and Other Benefits plan assets, and the expectations for future returns of each asset class. Since the Company’s investment policy is to employ active management strategies in all asset classes, the potential exists to outperform the broader markets; therefore, the expected returns were adjusted upward. The expected return for each asset class was then weighted based on the target asset allocation to develop the long-term return on asset assumptions.

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

Pension Benefits Asset Information	Percent of Plan Assets at
December 31:	2005	2004
Asset categories
Equity securities	65%	68%
Debt securities	22	23
Real estate	3	4
Other	10	5
Total	100%	100%

Other Benefits Asset Information	Percent of Plan Assets at
December 31:	2005	2004
Asset categories
Equity securities	81%	68%
Debt securities	13	27
Real estate	—	1
Other	6	4
Total	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below provide a reconciliation of benefit obligations, plan assets, funded status, and related actuarial assumptions of the Company’s domestic and foreign Pension Benefits and Other Benefits plans.

Change in Benefit Obligation	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Benefit obligation at beginning of year	$14,910	$13,496	$1,345	$1,657
Service cost	386	341	14	16
Interest cost	830	815	74	93
Plan participants’ contributions	29	28	72	72
Amendments	10	7	—	(125)
Actuarial loss (gain)	1,146	1,074	(97)	(200)
Divestitures	(3)	(14)	—	(1)
Foreign exchange	(68)	55	—	—
Benefits paid	(887)	(892)	(174)	(167)
Benefit obligation at end of year	$16,353	$14,910	$1,234	$1,345

Change in Plan Assets	Pension Benefits		Other Benefits
(In millions)	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$11,273	$9,986	$439	$400
Actual return on plan assets	1,572	1,716	35	32
Divestitures	(3)	(16)	—	—
Company contributions	510	415	97	102
Plan participants’ contributions	29	28	72	72
Foreign exchange	(43)	36	—	—
Benefits paid	(887)	(892)	(174)	(167)
Fair value of plan assets at end of year	$12,451	$11,273	$469	$439

The fair value of plan assets for the Company’s domestic and foreign Pension Benefits plans was $12,017 million and $434 million, respectively at December 31, 2005 and $10,873 million and $400 million, respectively, at December 31, 2004.

Funded Status - unrecognized components	Pension Benefits		Other Benefits
(In millions) December 31:	2005	2004	2005	2004
Funded status	$(3,902)	$(3,637)	$(765)	$(906)
Unrecognized actuarial loss	5,107	5,126	427	556
Unrecognized transition obligation	—	—	40	48
Unrecognized prior service cost	150	158	(275)	(328)
Prepaid (accrued) benefit cost	$1,355	$1,647	$(573)	$(630)

The table above reconciles the difference between the benefit obligation and the fair value of plan assets to the amounts recorded on the Company’s balance sheet due to certain items that are amortized over future periods rather than recognized in the current period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Funded Status – amounts recognized on the Balance Sheet	Pension Benefits		Other Benefits
(In millions) December 31:	2005	2004	2005	2004
Prepaid benefit cost	$648	$664	$62	$50
Accrued benefit liability	(2,511)	(2,317)	(635)	(680)
Intangible asset	175	186	—	—
Accumulated other comprehensive income	3,043	3,114	—	—
Prepaid (accrued) benefit cost	$1,355	$1,647	$(573)	$(630)

Weighted-Average Year-End Benefit Obligation Assumptions	Pension Benefits		Other Benefits
December 31:	2005	2004	2005	2004
Discount rate	5.71%	5.74%	5.75%	5.75%
Rate of compensation increase	4.48%	4.49%	4.50%	4.50%
Health care trend rate in the next year			11.30%	12.50%
Gradually declining to an ultimate trend rate of			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2015	2015

The Company’s foreign Pension Benefits plan assumptions have been included in the table above.

The tables below outline the components of net periodic benefit cost and related actuarial assumptions of the Company’s domestic and foreign Pension Benefits and Other Benefits plans.

Components of Net Periodic Benefit Cost	Pension Benefits
(In millions)	2005	2004	2003
Service cost	$386	$341	$271
Interest cost	829	815	799
Expected return on plan assets	(912)	(862)	(970)
Amortization of transition asset	—	—	—
Amortization of prior service cost	19	19	19
Recognized net actuarial loss	489	425	196
Loss due to curtailments/settlements	2	—	—
Net periodic benefit cost	$813	$738	$315

Net periodic benefit cost also includes expense from foreign Pension Benefits plans of $31 million in 2005, $32 million in 2004, and $20 million in 2003.

Components of Net Periodic Benefit Cost	Other Benefits
(In millions)	2005	2004	2003
Service cost	$14	$16	$15
Interest cost	74	93	106
Expected return on plan assets	(37)	(30)	(26)
Amortization of transition obligation	8	18	25
Amortization of prior service cost	(52)	(51)	(45)
Recognized net actuarial loss	33	48	41
Gain due to curtailments/settlements	—	—	—
Net periodic benefit cost	$40	$94	$116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-Average Net Periodic Benefit Cost Assumptions	Pension Benefits
	2005	2004	2003
Discount rate	5.74%	6.22%	6.95%
Expected return on plan assets	8.66%	8.67%	8.67%
Rate of compensation increase	4.49%	4.49%	4.46%

Weighted-Average Net Periodic Benefit Cost Assumptions	Other Benefits
	2005	2004	2003
Discount rate	5.75%	6.25%	7.00%
Expected return on plan assets	8.75%	7.75%	7.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Health care trend rate in the next year	12.50%	13.50%	13.50%
Gradually declining to an ultimate trend rate of	5.00%	5.75%	5.75%
Year that the rate reaches ultimate trend rate	2015	2014	2013

The effect of a 1% increase or (decrease) in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is $3 million or $(3) million, respectively, and for the accumulated postretirement benefit obligation is $35 million or $(45) million, respectively.

The projected benefit obligation and fair value of plan assets for Pension Benefits plans with projected benefit obligations in excess of plan assets were $15,154 million and $10,972 million, respectively, at December 31, 2005, and $13,763 million and $9,900 million, respectively, at December 31, 2004.

The accumulated benefit obligation and fair value of plan assets for Pension Benefits plans with accumulated benefit obligations in excess of plan assets were $13,455 million and $10,944 million, respectively, at December 31, 2005 and $12,198 million and $9,878 million, respectively, at December 31, 2004. The accumulated benefit obligation for all Pension Benefits plans was $14,638 million and $13,314 million at December 31, 2005 and 2004, respectively.

The Company expects total contributions (required and discretionary) to the Pension Benefits and Other Benefits plans to be approximately $640 million and $75 million, respectively, in 2006.

The table below reflects the total Pension Benefits expected to be paid from the plans or from the Company’s assets, including both the Company’s share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefits payments reflect the Company’s portion only.

	Pension Benefits	Other Benefits
2006	$905	$94
2007	934	87
2008	959	88
2009	959	88
2010	970	90
2011-2015	5,527	461

The Company also maintains additional contractual pension benefits agreements for its top executive officers. The liability was $25 million and $22 million at December 31, 2005 and 2004, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company maintains an employee stock ownership plan (ESOP) which includes the Company’s 401(k) plan (defined contribution plan), under which covered employees are allowed to contribute up to a specific percentage of their pay. The Company matches the employee’s contribution, up to a maximum of generally between 3 and 4% of the employee’s pay (Company Match). Prior to January 1, 2005, the Company Match was made through a contribution to the Company stock fund. Effective January 1, 2005, the Company Match was invested in the same way as employee contributions. Total expense for the Company Match was $197 million, $180 million, and $159 million in 2005, 2004, and 2003, respectively.

Prior to January 1, 2005, the Company made an annual contribution to the Company stock fund of approximately one-half of one percent of salaries and wages, subject to certain limitations, of most U.S. salaried and hourly employees (Company Contributions). Effective January 1, 2005, the Company discontinued the annual contribution to the Company stock fund. The contribution for 2004 was made in March 2005. Total expense for the Company Contributions was $27 million, $25 million, and $25 million and the number of shares allocated to participant accounts was 706,000, 813,000, and 884,000 in 2005, 2004, and 2003, respectively.

The Company purchased shares on the open market for the Company Match and Company Contributions in 2005. The Company funded a portion of the Company Match and Company Contributions in 2004 and 2003 through the issuance of common stock.

At December 31, 2005, there was a total of $9.4 billion invested in the Company’s defined contribution plan. At December 31, 2005, there was a total of $1.8 billion invested in the Company stock fund consisting of $472 million of Company Match which must remain invested in the Company stock fund for five years from the year in which the contribution was made or the year in which the employee reaches age 55, whichever is earlier; $304 million of Company Contributions which must remain invested in the Company stock fund until the employee reaches age 55 and completes 10 years of service; and $1,023 million over which there are no restrictions.

Note O: Business Segment Reporting

Reportable segments have been determined based upon product lines include the following: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, Technical Services, Aircraft, and Other which is comprised of Flight Options LLC, Raytheon Airline Aviation Services LLC, and Raytheon Professional Services LLC.

Integrated Defense Systems provides integrated air defense, maritime and joint battlespace solutions.

Intelligence and Information Systems provides systems, subsystems and software engineering services for national and tactical intelligence systems, as well as for homeland security and information technology solutions.

Missile Systems provides air-to-air, precision strike, surface Navy air defense, and land combat missiles, guided projectiles, kinetic kill vehicles, and directed energy weapons.

Network Centric Systems develops and produces net-centric mission solutions for network sensors, command and control communications, air traffic management and homeland security.

Space and Airborne Systems designs and develops integrated systems and solutions for advanced missions including unmanned aerial operations, electronic warfare, active electronically scanned array radars, airborne processors, weapon grade lasers, missile defense, and intelligence, surveillance and reconnaissance systems.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Technical Services provides technology solutions for defense, federal government and commercial customers worldwide, specializing in counter-proliferation and counter-terrorism, base and range operations, customized engineering and manufacturing services, and mission support.

Raytheon Aircraft designs, develops, manufactures, markets, and provides global support for business jets, turboprops, and piston-powered aircraft for the world’s commercial, fractional ownership, and military aircraft markets.

Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes certain Company-wide accruals and intersegment sales and profit eliminations. In 2005, certain programs within Intelligence and Information Systems, Network Centric Systems, and Technical Services were realigned within those same segments. Information for all prior periods presented was reclassified to reflect these changes.

Segment financial results were as follows:

Net Sales (In millions)	2005	2004	2003
Integrated Defense Systems	$3,807	$3,456	$2,864
Intelligence and Information Systems	2,509	2,334	2,201
Missile Systems	4,124	3,844	3,538
Network Centric Systems	3,205	3,050	2,720
Space and Airborne Systems	4,175	4,068	3,677
Technical Services	1,980	1,987	1,896
Aircraft	2,856	2,421	2,088
Other	781	675	573
Corporate and Eliminations	(1,543)	(1,590)	(1,448)
Total	$21,894	$20,245	$18,109

Intersegment sales in 2005, 2004, and 2003, respectively, were $101 million, $133 million, and $140 million for Integrated Defense Systems, $37 million, $41 million, and $54 million for Intelligence and Information Systems, $25 million, $16 million, and $7 million for Missile Systems, $396 million, $444 million, and $316 million for Network Centric Systems, $477 million, $428 million, and $402 million for Space and Airborne Systems, $534 million, $527 million, and $527 million for Technical Services. Aircraft net sales did not include intersegment aircraft, parts, and service sales to Flight Options of $108 million and $151 million in 2005 and 2004, respectively.

Operating Income (In millions)	2005	2004	2003
Integrated Defense Systems	$548	$417	$331
Intelligence and Information Systems	229	203	198
Missile Systems	431	436	424
Network Centric Systems	333	269	13
Space and Airborne Systems	606	568	492
Technical Services	146	148	109
Aircraft	142	63	2
Other	(117)	(40)	(34)
FAS/CAS Pension Adjustment	(465)	(474)	(109)
Corporate and Eliminations	(166)	(202)	(110)
Total	$1,687	$1,388	$1,316

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intersegment operating income in 2005, 2004, and 2003, respectively, were $7 million, $10 million, and $11 million for Integrated Defense Systems, $4 million, $3 million, and $4 million for Intelligence and Information Systems, $2 million, $1 million, and $1 million for Missile Systems, $35 million, $36 million, and $25 million for Network Centric Systems, $46 million, $41 million, and $39 million for Space and Airborne Systems, $51 million, $47 million, and $53 million for Technical Services. Aircraft operating income does not include profit on intersegment aircraft sales to Flight Options until the underlying aircraft has been sold by Flight Options.

The following table reconciles operating income to income from continuing operations before taxes:

	2005	2004	2003
Operating income	$1,687	$1,388	$1,316
Non-operating expense, net	(247)	(809)	(554)
Income from continuing operations before taxes	$1,440	579	762

Free Cash Flow (In millions)	2005	2004	2003
Integrated Defense Systems	$338	$399	$318
Intelligence and Information Systems	169	169	90
Missile Systems	274	285	244
Network Centric Systems	371	234	99
Space and Airborne Systems	267	237	365
Technical Services	114	58	118
Aircraft	73	234	330
Other	52	8	100
Corporate	475	24	377
Total	$2,133	$1,648	$2,041

Corporate free cash flow includes the difference between amounts charged to the segments for interest and taxes on an intercompany basis and the amounts actually paid by the Company. Also included in Corporate free cash flow in 2004 was a $210 million payment in connection with the settlement of a securities class action lawsuit described in Note L, Commitments and Contingencies.

The following table reconciles total segment free cash flow to net cash provided by operating activities from continuing operations:

(In millions)	2005	2004	2003
Free cash flow	$2,133	$1,648	$2,041
Plus: Expenditures for property, plant, and equipment	338	363	428
Capitalized expenditures for internal use software	75	103	98
Net cash provided by operating activities from continuing operations	$2,546	$2,114	$2,567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Capital Expenditures (In millions)	2005	2004	2003
Integrated Defense Systems	$67	$61	$67
Intelligence and Information Systems	50	33	24
Missile Systems	39	47	76
Network Centric Systems	54	61	55
Space and Airborne Systems	75	77	106
Technical Services	7	12	13
Aircraft	40	46	57
Other	4	20	1
Corporate	2	6	29
Total	$338	$363	$428

Depreciation and Amortization (In millions)	2005	2004	2003
Integrated Defense Systems	$53	$57	$53
Intelligence and Information Systems	30	31	29
Missile Systems	37	46	48
Network Centric Systems	61	62	62
Space and Airborne Systems	87	81	68
Technical Services	16	9	11
Aircraft	86	85	91
Other	20	19	16
Corporate	54	44	15
Total	$444	$434	$393

Identifiable Assets (In millions) December 31:	2005	2004
Integrated Defense Systems	$1,783	$1,756
Intelligence and Information Systems	1,923	1,916
Missile Systems	4,716	4,598
Network Centric Systems	3,609	3,755
Space and Airborne Systems	4,210	4,223
Technical Services	1,290	1,379
Aircraft	2,249	2,327
Other	1,259	1,235
Corporate	3,342	2,945
Discontinued Operations	—	19
Total	$24,381	$24,153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operations by Geographic Areas (In millions)	United States	Outside United States (Principally Europe)	Total
Net sales
2005	$18,689	$3,205	$21,894
2004	17,925	2,320	20,245
2003	15,718	2,391	18,109
Long-lived assets at
December 31, 2005	$4,961	$299	$5,260
December 31, 2004	5,195	318	5,513

The country of destination was used to attribute sales to either United States or Outside United States (excluding foreign military sales). Sales to major customers in 2005, 2004, and 2003 were: U.S. government, including foreign military sales, $16,133 million, $14,973 million, and $13,436 million, respectively, including U.S. Department of Defense, $14,692 million, $13,616 million, and $11,766 million, respectively.

Note P: Quarterly Operating Results (Unaudited)

(In millions except per share amounts and stock prices)
2005	First	Second	Third	Fourth
Net sales	$4,944	$5,409	$5,331	$6,210
Gross margin	826	919	886	1,033
Income from continuing operations	196	233	231	282
Net income	166	201	228	276
Earnings per share from continuing operations
Basic	$0.43	$0.52	$0.52	$0.64
Diluted	0.43	0.51	0.51	0.63
Earnings per share
Basic	0.37	0.45	0.51	0.62
Diluted	0.36	0.44	0.50	0.61
Cash dividends per share
Declared	0.22	0.22	0.22	0.22
Paid	0.20	0.22	0.22	0.22
Common stock prices
High	$39.19	$39.69	$39.83	$40.21
Low	36.41	36.54	36.99	36.34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2004	First	Second	Third	Fourth
Net sales	$4,676	$4,929	$4,936	$5,704
Gross margin	680	812	807	965
Income (loss) from continuing operations	101	(94)	186	246
Income (loss) before accounting change	87	(108)	152	245
Net income (loss)	128	(108)	152	245
Earnings (loss) per share from continuing operations
Basic	$0.24	$(0.22)	$0.41	$0.55
Diluted	0.24	(0.22)	0.41	0.54
Earnings (loss) per share before accounting change
Basic	0.21	(0.25)	0.34	0.54
Diluted	0.21	(0.25)	0.34	0.54
Earnings (loss) per share
Basic	0.31	(0.25)	0.34	0.54
Diluted	0.30	(0.25)	0.34	0.54
Cash dividends per share
Declared	0.20	0.20	0.20	0.20
Paid	0.20	0.20	0.20	0.20
Common stock prices
High	$32.35	$35.48	$37.17	$41.89
Low	29.28	30.73	31.91	34.84

Note: Earnings per share are computed independently for each of the quarters presented, therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Note Q: Financial Instruments

At December 31, 2005, the Company recorded forward exchange contracts designated as cash flow hedges at their fair value. Unrealized gains of $51 million were included in noncurrent assets and unrealized losses of $45 million were included in current liabilities. The offset was included in other comprehensive income, net of tax, of which approximately $3 million of net unrealized losses are expected to be reclassified to earnings over the next twelve months as the underlying transactions mature. Gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying assets or liabilities being hedged. The maturity dates of the forward exchange contracts outstanding at December 31, 2005 extend through 2013. Certain immaterial contracts were not designated as effective hedges and therefore were included in other expense. The amount charged to other expense related to these contracts was less than $1 million in 2005, 2004, and 2003.

The Company enters into interest rate swaps, as described in Note H, Notes Payable and Long-Term Debt. These interest rate swaps were designated as fair value hedges. There was no hedge ineffectiveness in 2005, 2004, or 2003.

Major currencies and the approximate amounts associated with foreign exchange contracts consisted of the following at December 31:

	2005		2004
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$725	$483	$566	$354
Canadian Dollars	180	24	117	31
European Euros	94	25	77	36
Australian Dollars	69	31	35	13
Arab Emirates Dirham	20	29	9	31
Norwegian Kroner	10	1	21	10
Swiss Francs	8	6	2	18
Omani Rial	1	10	—	—
All other	2	—	4	2
Total	$1,109	$609	$831	$495

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Buy amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign exchange contracts that do not involve U.S. dollars have been converted to U.S. dollars for disclosure purposes.

Foreign currency forward contracts, used to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts, have maturities at various dates through 2013 as follows: $1,093 million in 2006, $407 million in 2007, $168 million in 2008, $21 million in 2009, and $29 million thereafter.

Note R: Other Income and Expense

The components of other (income) expense, net were as follows:

(In millions)	2005	2004	2003
(Gain) loss on sale of investments	$(45)	—	$7
Securities and Exchange Commission settlement offer	12	—	—
Loss on repurchases of long-term debt and subordinated notes payable	10	$132	77
Securities class action lawsuit settlement	—	325	—
Gain on sale of commercial infrared business	—	(10)	—
Gain on sale of aviation support business	—	(4)	(82)
Equity losses related to Flight Options	—	—	20
Other	10	(7)	45
Total	$(13)	$436	$67

In 2005, the Company sold its investment in Indra ATM S.L., a Spanish joint venture for $59 million and recorded a gain of $45 million.

In 2003, the Company sold the remaining interest in its former aviation support business (Raytheon Aerospace) for $97 million and recorded a gain of $82 million. In 2004, the Company resolved a dispute related to the sale and received an additional $4 million. The Company had sold a majority interest in Raytheon Aerospace in 2001 and retained a 26% ownership interest that was recorded at zero because the new entity was highly-leveraged.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures—The Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm—Management’s assessment of the effectiveness of Raytheon’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls—There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of the Company is contained in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding the executive officers of the Company is contained after Part I of this Form 10-K. Information regarding Section 16(a) compliance is contained in the Company’s definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the Company’s Audit Committee Financial Expert is contained in the Company’s definitive proxy statement under the caption “The Board of Directors and Board Committees” and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all its directors, officers, employees and representatives. Information regarding the Company’s code of ethics is contained in the Company’s definitive proxy statement for the 2006 Meeting of Stockholders under the caption “Corporate Governance—Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information is contained in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Pension Plans,” “Executive Employment Agreements” and “The Board of Directors and Board Committees—Compensation of Directors” and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and for directors and executive officers is contained in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference.

Information regarding shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans is contained in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is contained in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is contained in the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Independent Auditors: Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1) The following financial statements of Raytheon Company, supplemental information, and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Five Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 27, 2006 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2005, 2004 and 2003 and on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 is included in Item 8 of this Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 to this report on Form 10-K.

(2) List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(b)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Raytheon Company Restated Certificate of Incorporation, restated as of April 2, 2002 filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-85648, is hereby incorporated by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Raytheon Company, amended as of May 5, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.

3.3	Raytheon Company Amended and Restated By-Laws, as amended through June 25, 2003, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

4.1	Indenture relating to Senior Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.2	Indenture relating to Subordinated Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.3	Supplemental Indenture dated as of December 17, 1997 between Raytheon Company and The Bank of New York, Trustee filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

4.4	Second Supplemental Indenture, dated as of May 9, 2001, between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

4.5	Form of Senior Debt Securities, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.6	Form of Subordinated Debt Securities, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333- 58474, is hereby incorporated by reference.

4.7	Certificate of Trust of RC Trust I, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.8	Amended and Restated Declaration of Trust of RC Trust I, dated as of May 9, 2001, among Raytheon Company, The Bank of New York as initial Property Trustee, The Bank of New York (Delaware) as initial Delaware Trustee, and the Regular Trustee including the Form of Preferred Security Attached as Exhibit A, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

4.9	Agreement of Resignation, Appointment and Acceptance, dated April 1, 2005, between Raytheon Company and The Bank of New York appointing Successor Trustee, Paying Agent and Registrar in connection with certain securities originally authorized and issued under the Indenture dated as of July 3, 1995, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

4.10	Agreement of Resignation, Appointment and Acceptance, dated April 1, 2005, between Raytheon Company and The Bank of New York appointing Successor Trustee, Paying Agent and Registrar in connection with the 8.25% Equity Security Units originally authorized and issued under the Indenture dated as of July 3, 1995 and the Second Supplemental Indenture dated as of May 9, 2001, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Raytheon Company 1991 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.2	Raytheon Company 1995 Stock Option Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.3	Raytheon Company 2001 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.4	Plan for Granting Stock Options in Substitution for Stock Options Granted by Texas Instruments Incorporated, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.5	Plan for Granting Stock Options in Substitution for Stock Options Granted by Hughes Electronics Corporation, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.6	Raytheon Company 1997 Nonemployee Directors Restricted Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.7	Raytheon Company Deferral Plan for Directors, filed as an exhibit to the former Company’s Registration Statement on Form S-8, File No. 333-22969, is hereby incorporated by reference.

10.8	Raytheon Company Excess Savings Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-56117, as amended by Post-Effective Amendment No. 1, File No. 333-52536, is hereby incorporated by reference.

10.9	Raytheon Company Excess Pension Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended on December 31, 2004, is hereby incorporated by reference.

10.10	Raytheon Company Supplemental Executive Retirement Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.11	Raytheon Company Deferred Compensation Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-56117, as amended by Post-Effective Amendment No. 1, File No. 333-52536, is hereby incorporated by reference.

10.12	Form of Nonqualified Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.13	Form of Incentive Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.14	Form of Incentive Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.15	Form of Nonqualified Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.16	Form of Restricted Stock Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.17	Form of Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.18	Form of 2005 Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

10.19	Form of 2005 Restricted Stock Unit Award Agreement for non-U.S. employees under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, is hereby incorporated by reference.

10.20	Form of Restricted Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.

10.21	Form of Change in Control Severance Agreement between the Company and each of the following executive officers (providing for benefits in the event of a qualified termination upon a change in control of three times base salary and bonus): Thomas M. Culligan, Bryan J. Even, Louise L. Francesconi, Michael D. Keebaugh, Keith J. Peden, Colin Schottlaender, James E. Schuster, Daniel L. Smith, Jay B. Stephens, and William H. Swanson.*

10.22	Form of Change in Control Severance Agreement between the Company and each of the following executive officers (providing for benefits in the event of a qualified termination upon a change in control of two times base salary and bonus): Charles E. Franklin, Richard A. Goglia, Lawrence J. Harrington, John D. Harris, Jon Jones, Biggs C. Porter, Rebecca R. Rhoads, and Pamela Wickham.*

10.23	Letter Agreement between Raytheon Company and William H. Swanson, filed as an exhibit to the Company’s Current Report on Form 8-K filed April 24, 2003, is hereby incorporated by reference.

10.24	Transition Agreement between Raytheon Company and Daniel P. Burnham, filed as an exhibit to the Company’s Current Report on Form 8-K filed April 24, 2003, is hereby incorporated by reference.

10.25	Employment Agreement between Raytheon Company and Edward S. Pliner, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.26	Employment Agreement between Raytheon Company and Keith J. Peden, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.27	Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, is hereby incorporated by reference.

10.28	Amendment dated October 22, 2003 to the Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.29	Employment Agreement between Raytheon Company and Thomas M. Culligan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.30	Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.31	Amendment dated November 18, 2002 to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.32	Amendment to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.33	Letter Agreement dated March 4, 2005 between Raytheon Company and Pamela A. Wickham, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 25, 2005, is hereby incorporated by reference.

10.34	Transition Agreement dated December 14, 2005 between Raytheon Company and Gregory S. Shelton, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2005, is hereby incorporated by reference.

10.35	Summary of Executive Severance and Change in Control Policy.*

10.36	Summary of Executive Perquisites Policy.*

10.37	Summary of Key Employee Relocation Arrangement, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 25, 2005, is hereby incorporated by reference.

10.38	Summary of Non-Employee Director Compensation, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005, is hereby incorporated by reference.

10.39	Summary of 2006 Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2005, is hereby incorporated by reference.

10.40	$2.2 Billion Five-Year Competitive Advance and Revolving Credit Facility dated as of March 24, 2005 among Raytheon Company, as the Borrower, the lenders named therein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc. and Credit Suisse First Boston, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 29, 2005, is hereby incorporated by reference.

10.41	Guarantee Agreement, dated as of May 9, 2001, between Raytheon Company and The Bank of New York as initial Guarantee Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

10.42	Settlement Agreement between Raytheon Company, Raytheon Engineers and Constructors International, Inc. and Washington Group International, Inc. dated January 23, 2002, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.43	Fifth Amended and Restated Purchase and Sale Agreement between General Aviation Receivables Corporation, Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Credit Corporation, Receivables Capital Corporation and Bank of America, N.A., dated September 1, 2003, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference.

12	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges for the year ended December 31, 2005.*

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Biggs C. Porter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of Biggs C. Porter pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

(Exhibits marked with two asterisks (**) are deemed to be furnished and not filed.)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYTHEON COMPANY

/S/ BIGGS C. PORTER
Biggs C. Porter Vice President and Corporate Controller (Principal Accounting Officer) Acting Chief Financial Officer (Principal Financial Officer)

Dated: March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ WILLIAM H. SWANSON William H. Swanson	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2006

/S/ BIGGS C. PORTER Biggs C. Porter	Vice President and Corporate Controller (Principal Accounting Officer) Acting Chief Financial Officer (Principal Financial Officer)	March 1, 2006

/S/ BARBARA M. BARRETT Barbara M. Barrett	Director	March 1, 2006

/S/ VERNON E. CLARK Vernon E. Clark	Director	March 1, 2006

/S/ FERDINAND COLLOREDO-MANSFELD Ferdinand Colloredo-Mansfeld	Director	March 1, 2006

/S/ JOHN M. DEUTCH John M. Deutch	Director	March 1, 2006

/S/ THOMAS E. EVERHART Thomas E. Everhart	Director	March 1, 2006

/S/ FREDERIC M. POSES Frederic M. Poses	Director	March 1, 2006

SIGNATURES	TITLE	DATE

/S/ WARREN B. RUDMAN Warren B. Rudman	Director	March 1, 2006

/S/ MICHAEL C. RUETTGERS Michael C. Ruettgers	Director	March 1, 2006

/S/ RONALD L. SKATES Ronald L. Skates	Director	March 1, 2006

/S/ WILLIAM R. SPIVEY William R. Spivey	Director	March 1, 2006

/S/ LINDA G. STUNTZ Linda G. Stuntz	Director	March 1, 2006