Form 10-Q
period 2006-03-26
RAYTHEON CO/
filed 2006-04-27
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006.

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

Number of shares of Common Stock outstanding as of April 14, 2006: 446,176,000.

RAYTHEON COMPANY

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 26, 2006	Dec. 31, 2005
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$944	$1,202
Accounts receivable, less allowance for doubtful accounts	379	425
Contracts in process	3,686	3,469
Inventories	1,951	1,722
Deferred federal and foreign income taxes	408	435
Prepaid expenses and other current assets	260	314

Total current assets	7,628	7,567
Property, plant, and equipment, net	2,636	2,675
Goodwill	11,586	11,554
Other assets, net	2,707	2,585

Total assets	$24,557	$24,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$48	$79
Subordinated notes payable	408	408
Advance payments and billings in excess of costs incurred	1,970	2,012
Accounts payable	1,058	962
Accrued salaries and wages	807	987
Other accrued expenses	1,413	1,403
Liabilities from discontinued operations	27	49

Total current liabilities	5,731	5,900
Accrued retiree benefits and other long-term liabilities	3,648	3,559
Deferred federal and foreign income taxes	206	125
Long-term debt	3,962	3,969
Minority interest	132	119
Stockholders’ equity	10,878	10,709

Total liabilities and stockholders’ equity	$24,557	$24,381

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions except per share amounts)
Net sales	$5,152	$4,944

Cost of sales	4,218	4,118
Administrative and selling expenses	361	349
Research and development expenses	119	100

Total operating expenses	4,698	4,567

Operating income	454	377

Interest expense	68	76
Interest income	(24)	(12)
Other (income) expense, net	(27)	17

Non-operating expense, net	17	81

Income from continuing operations before taxes	437	296
Federal and foreign income taxes	148	100

Income from continuing operations	289	196
Loss from discontinued operations, net of tax	(2)	(30)

Net income	$287	$166

Earnings per share from continuing operations
Basic	$0.65	$0.43
Diluted	$0.64	$0.43

Earnings per share
Basic	$0.65	$0.37
Diluted	$0.64	$0.36

Dividends declared per share	$0.24	$0.22

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions)
Cash flows from operating activities
Net income	$287	$166
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	111	108
Deferred federal and foreign income taxes	124	19
Net gain on sales of operating units and investments	(21)	—
Decrease in accounts receivable	45	90
Change in contracts in process and advance payments and billings in excess of costs incurred	(251)	(387)
Increase in inventories	(237)	(121)
Decrease in prepaid expenses and other current assets	57	26
Increase in accounts payable	92	(48)
Decrease in accrued salaries and wages	(183)	(167)
Increase in other accrued expenses	4	19
Change in income taxes payable	(19)	65
Origination of financing receivables	(47)	(29)
Collection of financing receivables not sold	87	69
Sale of financing receivables	29	5
Pension and other adjustments, net	(73)	(89)

Net cash provided by (used in) operating activities from continuing operations	5	(274)
Net cash used in operating activities from discontinued operations	(25)	(3)

Net cash used in operating activities	(20)	(277)

Cash flows from investing activities
Expenditures for property, plant, and equipment	(43)	(48)
Proceeds from sales of property, plant, and equipment	—	4
Capitalized expenditures for internal use software	(5)	(16)
Payment for purchase of acquired companies	(47)	(60)
Activity related to investments and sales of operating units	22	7

Net cash used in investing activities	(73)	(113)

Cash flows from financing activities
Dividends paid	(98)	(90)
(Decrease) increase in short-term debt and other notes	(31)	545
Repayments of long-term debt	—	(123)
Repurchase of common stock	(102)	(53)
Proceeds under common stock plans	55	12
Tax benefit from stock-based awards	11	—

Net cash (used in) provided by financing activities	(165)	291

Net decrease in cash and cash equivalents	(258)	(99)
Cash and cash equivalents at beginning of year	1,202	556

Cash and cash equivalents at end of period	$944	$457

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company have been prepared on substantially the same basis as our annual financial statements. These unaudited financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. The information furnished has been prepared from our accounts without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year presentation. As used in this report, the terms “we”, “us”, “our”, and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

2. Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and related interpretations (SFAS No. 123R) using the modified prospective method and accordingly have not restated prior period results. SFAS No. 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity. The impact of the adoption of SFAS No. 123R on our earnings per share was less than $0.01 per share for the first three months of 2006.

In connection with the implementation of SFAS No. 123R we elected the short-cut method in determining our additional paid-in capital pool of windfall benefits and the graded vesting method to amortize compensation expense over the service period.

In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. In 2004, we also established the Long-Term Performance Plan (LTPP) which provides for restricted stock unit awards granted from the 2001 Stock Plan to our senior leadership.

Prior to the adoption of SFAS No. 123R, we accounted for stock options to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. As a result, no expense was reflected in our net income for the period ended March 27, 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, stock-based compensation expense was recognized for restricted stock awards and the LTPP awards.

The table below reflects our pro forma net income and earnings per share for the period shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123.

(In millions except per share amounts)	Three Months Ended March 27, 2005
Reported net income	$166
Stock-based compensation expense included in reported net income, net of tax	6
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(13)

Pro forma net income	$159

Reported basic earnings per share	$0.37
Reported diluted earnings per share	$0.36

Pro forma basic earnings per share	$0.35
Pro forma diluted earnings per share	$0.35

The weighted-average fair value of each stock option granted in the first three months of 2005 was estimated as $8.44 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 27, 2005
Expected life	4 years
Assumed annual dividend growth rate	5%
Expected volatility	30%
Assumed annual forfeiture rate	8%

The expected life was determined based upon our prior experience. The expected volatility was determined using the Company’s and our peer-group’s historic volatility. The risk free interest rate (month-end yields on 4-year U.S. Treasury strips equivalent zero coupon) at the time of grant was 3.6%. Stock options will be expensed in future periods based upon the Black-Scholes values determined at the date of grant.

As a result of adopting SFAS No. 123R, we recorded $22 million of expense related to stock-based compensation in the first three months of 2006. We recorded $7 million as a tax benefit related to stock-based compensation during the first three months of 2006. At March 26, 2006, there was $105 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.5 years.

Shares issued as a result of stock option exercise or conversion of stock unit awards will be funded through treasury stock or through the issuance of new shares.

Restricted Stock

The 2001 Stock Plan also provides for the award of restricted stock, restricted stock units and stock appreciation rights. The 1997 Nonemployee Directors Restricted Stock Plan provides for the award of restricted stock to nonemployee directors. Awards of restricted stock, restricted stock units, and stock appreciation rights generally are made by the Management Development and Compensation Committee of the Board of Directors (MDCC) and are compensatory in nature. These awards vest over a specified period of time as determined by the MDCC, generally 4 years. Restricted stock awards entitle the recipient to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The fair value at the date of award of restricted stock is credited to common stock at par value and the excess is credited to additional paid-in capital. The fair value, calculated under the intrinsic value method, is charged to income as compensation expense over the vesting period.

No further grants are allowed under the 2001 Stock Plan or the 1997 Nonemployee Directors Restricted Stock Plan after January 30, 2011 and November 25, 2011, respectively.

Restricted stock activity information for the first three months of 2006 was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2005	3,982	$36.77
Granted	16	41.50
Vested	(96)	28.55
Forfeited	(71)	36.59

Outstanding at March 26, 2006	3,831	$37.04

Long-Term Performance Plan

Awards of restricted stock units to the senior leadership under the LTPP are made from the 2001 Stock Plan. These awards vest when specific pre-established levels of performance are achieved over a three-year performance cycle. The performance goals for both the 2004 – 2006 LTPP and the 2005 – 2007 LTPP are independent of each other and equally weighted, and are based on two metrics: free cash flow, as defined, and total shareholder return (TSR) relative to a peer group both over a three-year period. The ultimate award, which is determined at the end of the three-year performance cycle, can range from zero to 200% of the target award. We recognize compensation expense over the performance period based upon the intrinsic value method for the free cash flow portion of the award and the binomial method for the TSR portion of the award. Compensation expense will also be adjusted based upon the expected achievement of performance goals.

LTPP activity related to the expected units for the first three months of 2006 was as follows:

(Unit amounts in thousands)	Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2005	1,047	$39.73
Increase related to expected performance	214	31.07
Forfeited	(11)	39.73

Outstanding at March 26, 2006	1,250	$36.52

The increase related to expected performance represents increases to the award based on the expected achievement of performance goals.

Stock Options

The 2001 Stock Plan and 1995 Stock Option Plan provide for the grant of both incentive and nonqualified stock options at an exercise price which is not less than 100% of the fair value on the date of grant. The 1991 Stock Plan provided for the grant of incentive stock options at an exercise price which was 100% of the fair value on the date of grant and nonqualified stock options at an exercise price which may have been less than the fair value on the date of grant. The 1976 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price which was 100% of the fair value on the date of grant. No further grants are allowed under the 1995 Stock Plan, 1991 Stock Plan or 1976 Stock Option Plan. All of these plans were approved by our stockholders.

Stock options granted under the plans may generally be exercised in their entirety from 1 to 6 years after the date of grant. Incentive stock options terminate 10 years from the date of grant, and those stock options granted after December 31, 1986 become exercisable to a maximum of $100,000 per year. Nonqualified stock options terminate 11 years from the date of grant in connection with the 1991 Stock Option Plan, 10 years and a day if issued in connection with the 1995 Stock Option Plan, or as determined by the MDCC if issued under the 2001 Stock Plan.

Proceeds from the exercise of stock options under employee stock plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

Stock option activity information for the first three months of 2006 was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Option Price
Outstanding at December 31, 2005	33,685	$40.20
Exercised	(2,042)	27.43
Forfeited or expired	(412)	44.04

Outstanding at March 26, 2006	31,231	$40.98

Exercisable at March 26, 2006	28,111	$42.02

The aggregate intrinsic value of outstanding options and exercisable options at March 26, 2006 was $131 million and $89 million, respectively. The total intrinsic value of options exercised in the first three months of 2006 was $31 million. The weighted-average remaining contractual term for outstanding options and exercisable options at March 26, 2006 was 4.9 years and 4.6 years, respectively. The total fair value of shares vested during the three months ended March 26, 2006 and March 27, 2005 was $1 million and $2 million, respectively.

Stock option information related to nonvested shares for the first three months of 2006 was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	3,315	$8.77
Vested	(168)	8.45
Forfeited	(27)	8.31

Nonvested at March 26, 2006	3,120	$8.79

There were 46.2 million and 47.8 million additional shares of common stock (including shares held in treasury) authorized for stock option, restricted stock, and restricted stock unit awards at March 26, 2006 and December 31, 2005, respectively.

3. Acquisitions and Divestitures

In January 2006, we acquired Houston Associates, Inc. for $47 million, subject to a purchase price adjustment. In addition, we may be required to make certain performance-based incentive payments. We recorded $9 million of intangible assets and $34 million of goodwill (at Network Centric Systems) in connection with this acquisition.

In January 2006, substantially all of the assets of Space Imaging were sold. We received proceeds of approximately $21 million and recorded a gain for the same amount in other (income) expense related to the sale of our investment in Space Imaging. We expect to receive an additional $3 million of proceeds upon release of amounts held in escrow in 2006.

In the first quarter of 2005, we paid the third and final installment of $60 million related to the 2003 acquisition of Solypsis Corporation.

4. Inventories

Inventories consisted of the following at:

	March 26, 2006	Dec. 31, 2005
	(In millions)
Finished goods	$508	$489
Work in process	1,169	991
Materials and purchased parts	274	242

Total	$1,951	$1,722

Inventories at Raytheon Aircraft Company, Flight Options LLC and Raytheon Airline Aviation

Services LLC totaled $1,596 million at March 26, 2006 (consisting of $496 million of finished goods, $880 million of work in process, and $220 million of materials and purchased parts) and $1,411 million at December 31, 2005 (consisting of $475 million of finished goods, $742 million of work in process, and $194 million of materials and purchased parts). Inventories at the government and defense businesses include component parts, materials, and amounts incurred in advance of contract funding.

We use lot accounting for new commercial aircraft introductions at Raytheon Aircraft. The size of the initial lot for the Premier I is 200 units of which 147 had been delivered at March 26, 2006. There were 23 units for the Premier in firm backlog of which 8 units are expected to be delivered from the initial lot. The size of the initial lot for the Hawker 4000 is 75 units, and no units had been delivered at March 26, 2006. There were 74 units for the Hawker 4000 in firm backlog of which 36 units are expected to be delivered from the initial lot. Costs incurred on in-process and delivered aircraft in excess of the estimated average margin were included in inventories and totaled $55 million and $67 million for the Premier and $118 million and $112 million for the Hawker 4000 at March 26, 2006 and December 31, 2005, respectively. Once the initial lot has been completed, the use of lot accounting is discontinued.

General and program specific manufacturing equipment and tooling at Raytheon Aircraft are included in property, plant, and equipment. There were $187 million and $191 million, net, of program specific manufacturing equipment and tooling related to the Premier and Hawker 4000 at March 26, 2006 and December 31, 2005, respectively.

5. Product Warranty

Costs incurred under warranty provisions performed under long-term contracts are accounted for as contract costs as the work is performed. The estimation of these costs is an integral part of the determination of the pricing of our products and services.

Warranty provisions related to commercial aircraft sales are determined based upon an estimate of costs that may be incurred for warranty services and other post-sales support programs. Activity related to aircraft warranty accruals was as follows:

	Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions)
Balance at beginning of year	$50	$38
Provisions for aircraft deliveries	6	3
Warranty services provided	(6)	(6)

Balance at end of period	$50	$35

6. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	March 26, 2006	Dec. 31, 2005
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	4	5
Additional paid-in capital	9,722	9,633
Accumulated other comprehensive income	(1,947)	(1,950)
Treasury stock, at cost	(556)	(454)
Retained earnings	3,655	3,475

Total	$10,878	$10,709

In November 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock. In the three months ended March 26, 2006 and March 27, 2005, we repurchased 2.4 million shares of common stock for $102 million and 1.4 million shares of common stock for $53 million, respectively, under this program. Since the program’s inception, we have repurchased 13.6 million shares of common stock for $538 million. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock commencing in 2006 as well as an increase to the annual dividend from $0.88 to $0.96 per share. No shares have been repurchased under this program to date.

In the three months ended March 26, 2006 and March 27, 2005, we issued 2.0 million and 0.5 million shares of common stock, respectively, in connection with stock plan activity.

The changes in shares of common stock outstanding were as follows:

(In millions)
Balance at December 31, 2005	446.4
Stock plan activity	2.0
Treasury stock activity	(2.4)

Balance at March 26, 2006	446.0

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
	March 26, 2006	March 27, 2005
	(In thousands)
Average common shares outstanding for basic EPS	442,336	450,604
Dilutive effect of stock options, restricted stock, LTPP, and equity security units	6,506	5,954

Shares for diluted EPS	448,842	456,558

Stock options to purchase 15.9 million and 18.1 million shares of common stock outstanding in the three months ended March 26, 2006 and March 27, 2005, respectively, did not affect the computation of diluted EPS because the exercise prices for these options were greater than the average market price of our common stock during the respective periods.

Stock options to purchase 15.4 million and 19.2 million shares of common stock outstanding in the three months ended March 26, 2006 and March 27, 2005, respectively, had exercise prices that were less than the average market price of our common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, LTPP, and equity security units in the table above.

In connection with the settlement of a securities class action lawsuit, we will issue warrants with a stipulated value of $200 million, a strike price of $37.50, and a five-year term when the settlement proceeds are distributed to claimants, which is expected to occur in 2006.

The components of other comprehensive income generally include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions)
Net income	$287	$166
Other comprehensive income	(3)	(30)

Comprehensive income	$284	$136

7. Federal and Foreign Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

We are currently under examination by the Internal Revenue Service (IRS) for the years 1998 through 2002. IRS examinations have been completed for tax years through 1997. We have protested certain positions taken by the IRS examination team on certain items related to the years 1995 through 1997 and those items are now being considered by the Appeals Division of the IRS.

In addition, our federal research tax credit refund claim for the years 1984 through 1990 remains under examination, and certain items regarding our Foreign Sales Corporation (FSC) benefit for the years 1989 through 1997 are also at the IRS Appeals Division. We believe adequate provisions for all outstanding issues have been made for all open years.

Amounts accrued for potential tax assessments totaled $250 million at March 26, 2006 and $247 million at December 31, 2005 and were recorded in non-current liabilities. Accruals relate to U.S. federal tax matters and taxation of foreign earnings and include items such as the tax benefits from the FSC and Extraterritorial Income (ETI) regimes, the amount of research tax credits, allocation of income among various tax jurisdictions, issues related to various acquisitions and divestitures, and various other federal and foreign tax issues. Amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

8. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). In addition to providing Pension Benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The table below outlines the components of net periodic benefit cost and related actuarial assumptions of our domestic and foreign Pension Benefits plans:

	Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions)
Service cost	$105	$96
Interest cost	227	208
Expected return on plan assets	(256)	(228)
Amortization of prior service cost	5	5
Recognized net actuarial loss	121	122

Net periodic benefit cost	$202	$203

Our net periodic benefit cost also includes expense from foreign Pension Benefits plans of $8 million in the three months ended March 26, 2006 and March 27, 2005.

The table below outlines the components of net periodic benefit cost and related actuarial assumptions of our domestic and foreign Other Benefits plans:

	Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions)
Service cost	$4	$4
Interest cost	17	19
Expected return on plan assets	(10)	(10)
Amortization of transition asset	2	2
Amortization of prior service cost	(13)	(13)
Recognized net actuarial loss	6	8

Net periodic benefit cost	$6	$10

We expect total contributions to the Pension Benefits and Other Benefits plans, required and discretionary, to be approximately $640 million and $75 million, respectively, in 2006. In the three months ended March 26, 2006 and March 27, 2005, we contributed approximately $280 million and $265 million, respectively, to these plans.

9. Business Segment Reporting

Reportable segments have been determined based upon product lines and include the following: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, Technical Services, Aircraft, and Other, which is comprised of Flight Options LLC, Raytheon Airline Aviation Services LLC (RAAS), and Raytheon Professional Services LLC. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes certain company-wide accruals and intersegment sales and profit eliminations.

Segment financial results were as follows:

	Net Sales Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions)
Integrated Defense Systems	$963	$906
Intelligence and Information Systems	611	542
Missile Systems	989	990
Network Centric Systems	791	762
Space and Airborne Systems	1,018	957
Technical Services	460	467
Aircraft	493	442
Other	190	192
Corporate and Eliminations	(363)	(314)

Total	$5,152	$4,944

Defense businesses after eliminations	$4,469	$4,310

Intersegment sales in the three months ended March 26, 2006 and March 27, 2005, respectively, were $20 million and $18 million for Integrated Defense Systems, $1 million and $8 million for Intelligence and Information Systems, $6 million and $5 million for Missile Systems, $84 million and $84 million for Network Centric Systems, $116 million and $75 million for Space and Airborne Systems, and $136 million and $124 million for Technical Services. Aircraft net sales do not include intersegment aircraft, parts, and service sales to Flight Options of $26 million and $21 million in the three months ended March 26, 2006 and March 27, 2005, respectively.

	Operating Income Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions)
Integrated Defense Systems	$158	$121
Intelligence and Information Systems	55	50
Missile Systems	110	105
Network Centric Systems	84	79
Space and Airborne Systems	145	155
Technical Services	32	31
Aircraft	16	2
Other	(13)	(21)
FAS/CAS Pension Adjustment	(90)	(116)
Corporate and Eliminations	(43)	(29)

Total	$454	$377

Defense businesses after eliminations	$554	$514

Intersegment operating income in the three months ended March 26, 2006 and March 27, 2005, respectively, was $2 million and $1 million for Integrated Defense Systems, $1 million and $1 million for Intelligence and Information Systems, $7 million and $8 million for Network Centric Systems, $9 million and $7 million for Space and Airborne Systems, and $11 million and $10 million for Technical Services. Aircraft operating income does not include profit on intersegment aircraft sales to Flight Options until the underlying aircraft has been sold by Flight Options. Aircraft also provides maintenance services, parts, and leased aircraft to Flight Options on which profit or loss is recorded as services or products are provided.

Included in operating income in the three months ended March 26, 2006 was a $2 million benefit at Flight Options and a corresponding charge at Aircraft related to a credit issued to Flight Options by Aircraft in connection with the assumption by Flight Options of certain infrastructure and personnel related to the maintenance services previously provided by Aircraft to Flight Options. We expect that this quarterly credit arrangement will continue through the second quarter of 2008.

The following table reconciles operating income to income from continuing operations before taxes:

	Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions)
Operating income	$454	$377
Non-operating expense, net	(17)	(81)

Income from continuing operations before taxes	$437	$296

	Operating Margin Three Months Ended
	March 26, 2006	March 27, 2005
Integrated Defense Systems	16.4%	13.4%
Intelligence and Information Systems	9.0%	9.2%
Missile Systems	11.1%	10.6%
Network Centric Systems	10.6%	10.4%
Space and Airborne Systems	14.2%	16.2%
Technical Services	7.0%	6.6%
Aircraft	3.2%	0.5%
Other	(6.8)%	(10.9)%
FAS/CAS Pension Adjustment
Corporate and Eliminations

Total	8.8%	7.6%

Defense businesses after eliminations	12.4%	11.9%

	Free Cash Flow Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions)
Integrated Defense Systems	$75	$90
Intelligence and Information Systems	(94)	(43)
Missile Systems	35	51
Network Centric Systems	(18)	(140)
Space and Airborne Systems	(157)	(247)
Technical Services	32	(18)
Aircraft	34	52
Other	34	9
Corporate	16	(92)

Total	$(43)	$(338)

Defense businesses	$(127)	$(307)

Free cash flow for Corporate includes the difference between the total amounts paid for interest and taxes and the amounts charged to the segments on an intercompany basis. The free cash flows for Corporate also include $200 million discretionary pension plan contributions that were made in both the three months ended March 26, 2006 and March 27, 2005.

The following table reconciles free cash flow to net cash provided by operating activities from continuing operations:

	Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions)
Free cash flow	$(43)	$(338)
Plus: Expenditures for property, plant, and equipment	43	48
Capitalized expenditures for internal use software	5	16

Net cash provided by (used in) operating activities from continuing operations	$5	$(274)

	Identifiable Assets
	March 26, 2006	Dec. 31, 2005
	(In millions)
Integrated Defense Systems	$1,766	$1,783
Intelligence and Information Systems	1,987	1,923
Missile Systems	4,756	4,716
Network Centric Systems	3,659	3,609
Space and Airborne Systems	4,350	4,210
Technical Services	1,283	1,290
Aircraft	2,404	2,249
Other	1,217	1,259
Corporate	3,135	3,342

Total	$24,557	$24,381

10. Other (Income) Expense, net

The components of other (income) expense, net were as follows:

	Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions)
Sale of the Space Imaging investment	$(21)	$—
Securities and Exchange Commission settlement offer	—	12
Other	(6)	5

Total	$(27)	$17

11. Discontinued Operations

In 2000, we sold our Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, we were required to perform various contract and lease obligations under letters of credit, surety bonds, and guarantees (Support Agreements) that we had provided to project owners and other parties.

We have since settled many of those Support Agreement obligations. For the remaining Support Agreement obligations, we have various risks and exposures, including warranty close out, various liquidated damages issues, and potential adverse claims resolution.

We are currently engaged in a dispute with AES Red Oak LLC (AES) over the close out of the Red Oak power project. The dispute involves, among other things, a draw down of $30 million by AES in August 2004 from a line of credit we provided.

We recorded charges of $3 million pretax in the first three months of 2006 and $42 million pretax in the first three months of 2005 for program management, legal, and other costs related to RE&C. Included in the first three months of 2005, was a $39 million charge for the settlement of a class action lawsuit, which does not reflect insurance proceeds of $28 million received in the fourth quarter of 2005.

Liabilities related to RE&C included net current liabilities of $24 million and $33 million at March 26, 2006 and December 31, 2005, respectively.

In 2002, we sold our Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. As part of the transaction, we retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete. In January 2006, a dispute regarding the AIS purchase price was resolved in arbitration and we recorded a pretax charge of $26 million in 2005 related to this settlement. In the first three months of 2006, all liabilities related to the purchase price dispute were discharged. In the first three months of 2005, we recorded charges of $4 million, primarily related to the BBJ program.

Liabilities related to AIS included net current liabilities of $3 million and $16 million at March 26, 2006 and December 31, 2005, respectively.

In the first three months of 2006, the total loss from discontinued operations was $3 million pretax and $2 million after-tax versus $46 million pretax, $30 million after-tax, or $0.07 per basic and diluted share in the first three months of 2005.

12. Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $117 million. Discounted at a weighted-average risk-free rate of 5.8%, we estimate the liability to be $92 million before U.S. government recovery and had this amount accrued at March 26, 2006. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $51 million at March 26, 2006 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations of the Company or our affiliates. Approximately $302 million, $757 million, and $84 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at March 26, 2006, respectively, and $312 million, $767 million, and $78 million were outstanding at December 31, 2005, respectively. These instruments expire on various dates through 2015. Included in guarantees and letters of credit above was $77 million and $175 million at March 26, 2006, respectively, and $76 million and $183 million at December 31, 2005, respectively related to our joint venture in Thales-Raytheon Systems (TRS). Also included in guarantees, letters of credit, and surety bonds above was $83 million, $8 million, and $62 million at March 26, 2006, respectively and $94 million, $8 million, and $62 million at December 31, 2005, respectively, related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in connection with obtaining financing on more favorable terms, making bids on contracts, and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance, and other contractual obligations, their failure to do so may result in a future obligation for the Company.

In connection with the order for 50 Hawker 4000 aircraft received by Raytheon Aircraft in 2005, which is subject to the negotiation and execution of a mutually agreeable parent guarantee, Raytheon Aircraft will be subject to liquidated damages of approximately $80 million if it fails to deliver at least 30 aircraft in accordance with the terms of the agreement. Under the agreement, Raytheon Aircraft is also providing a guaranteed maintenance program which runs for ten years from the delivery date of each Hawker 4000 aircraft and provides for a guaranteed cost of maintenance, subject to annual CPI and other adjustments, for each aircraft. Raytheon Aircraft is responsible for any costs that exceed the guaranteed cost of maintenance.

The customers of Flight Options (FO) have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was approximately $566 million and $575 million at March 26, 2006, and December 31, 2005, respectively.

FO has had a history of operating losses. If losses at FO were to continue over the longer-term or if FO’s financial objectives were no longer expected to be achieved, our investment in FO could become further impaired and additional charges may be required. FO must demonstrate substantial operating results improvement to achieve its financial objectives including achieving its sales forecasts, reducing maintenance expense, and improving dispatch availability over the 2005 average.

In addition, in March 2006, pilots at FO voted to be represented by the International Brotherhood of Teamsters. As a result, FO is obligated to bargain with the union in good faith to reach a mutually acceptable labor agreement for its pilots. While the terms and conditions of any labor agreement that may be agreed upon by the parties, if any, are presently indeterminable, such an agreement could result in changes in pilots’ wages, benefits, and working conditions that may increase FO’s operating costs. Although we do not believe that our investment in FO has been further impaired at this time, if the terms of a future labor agreement were to sufficiently impact FO’s ability to achieve its financial objectives, we may record additional charges. Accordingly, this could have a material adverse effect on our results of operations and our financial position.

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation, and declining commercial aviation market conditions. At March 26, 2006 and December 31, 2005, our exposure on commuter aircraft assets was approximately $463 million relating to 232 aircraft and approximately $509 million relating to 253 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. The loan was paid through April 2006 in accordance with the terms of the agreement.

Although not expected to be material, due to potential noncompliance by certain suppliers with Department of Defense procurement requirements, we have experienced delays in deliveries and collections and have not billed customers for certain portions of products as we and other industry participants work to resolve this matter with the Department of Defense.

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice, and

Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company. Individually and in the aggregate, these investigations are not expected to have a material adverse effect on our financial position, results of operations, or liquidity. Raytheon Aircraft is also subject to oversight by the Federal Aviation Administration. The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect Raytheon Aircraft’s financial position, results of operations, and liquidity, including recovery of its investment in its newer aircraft.

As previously reported, we have been cooperating with the staff of the Securities and Exchange Commission in a formal investigation into the Company’s disclosure and accounting practices, primarily related to the commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft during the period from 1997 to 2001. On April 15, 2005, we announced that we had submitted an offer of settlement to the staff of the SEC, which the staff agreed to recommend to the SEC. The Company, without admitting or denying any wrongdoing, offered to pay a civil penalty of $12 million and consent to the entry of a cease and desist order with respect to violations of Sections 17(a)(2)-(3) of the Securities Act of 1933 and Sections 13(a) and 13(b)(2)(A)-(B) of the Securities Exchange Act of 1934, and related SEC rules. The proposed settlement is subject to approval by the SEC.

In addition, the SEC’s investigation of two of our employees in connection with this matter, one of whom served as our Chief Financial Officer from December 2002 until April 15, 2005 remains unresolved. Both individuals remain on administrative leave.

In May 2004, without admitting any liability or wrongdoing, we reached an agreement to settle a securities class action lawsuit originally filed in 1999 on behalf of us and all individual defendants. The terms of the settlement included a cash payment of $210 million and the issuance of warrants for our common stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants which is expected to occur in 2006. In December 2004, the court approved the settlement, resolving all claims asserted against us and the individual defendants. In connection with the settlement, we recorded a charge of $329 million in 2004, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement. The charge for the settlement will be revised to reflect the actual fair value of the warrants upon issuance. In 2004, we paid $210 million into escrow in connection with the settlement. In 2005, the insurance receivable balance was paid in full.

In May 2005, without admitting any liability or wrongdoing, we and the individual defendants reached an agreement to settle a class action lawsuit originally filed in 2001. The settlement included a cash payment by us of $39 million, which was paid into escrow in May 2005. In July 2005, the court approved the settlement which resolved all claims in the case. In November 2005, we received approximately $28 million from our insurance carriers towards the settlement and related expenses. In November 2004, without admitting any liability or wrongdoing, we and the individual defendants reached a tentative agreement to settle a derivative action related to this class action lawsuit for $2 million. The settlement, which was approved by the court in September 2005, resolves all claims in the case.

In May 2003, two purported class action lawsuits were filed on behalf of participants in the Company’s savings and investment plans who invested in our common stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act of 1974 (ERISA). Both lawsuits are substantially similar and have been consolidated into a single action. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in our common stock since October 7, 1998. The Second Consolidated Amended ERISA Complaint alleges that the Company, its Pension and Investment Group, and its Investment Committee breached ERISA fiduciary duties by failing to: (1) prudently and loyally manage plan assets, (2) monitor the Pension and Investment Group and the Investment Committee and provide them with accurate information, (3) provide complete and accurate information to plan participants and beneficiaries, and (4) avoid conflicts of interest. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint. In September 2005, the court heard the motion to dismiss but declined to decide the motion subject to a trial on a statue of limitations issue which is scheduled for June 2006. Although we believe that we and the other defendants have meritorious defenses and intend to contest this lawsuit vigorously, an adverse resolution of this lawsuit could have a material adverse effect on our financial position, results of operations, and liquidity. Based on settlement discussions between the parties, the ultimate outcome of this matter is expected to be immaterial.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the ultimate liability or potential range of loss, if any, from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

13. Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 155 on our financial position and results of operations has not yet been determined.

In March 2006, the FASB issued the Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140 (SFAS No. 156). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 156 on our financial position and results of operations has not yet been determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Raytheon Company and its subsidiaries is one of the largest defense electronics contractors in the world, serving all branches of the U.S. military and other U.S. government agencies, NATO, and many allied governments. We are a leader in our core defense markets: radars and radio-frequency systems; infrared and electro-optical sensors and systems; missiles and precision weapons; and command, control, communications, computer and intelligence systems. In all of these markets, we provide full life-cycle services to our customers, including product design, delivery, and mission support.

Raytheon Aircraft is a leading provider of business and special mission aircraft and delivers a broad line of jet, turboprop, and piston-powered airplanes to individual, corporate, and government customers worldwide.

We operate in the following seven principal business segments: Integrated Defense Systems; Intelligence and Information Systems; Missile Systems; Network Centric Systems; Space and Airborne Systems; Technical Services; and Aircraft. For a more detailed description of the segments, see “Business Segments” within Item 1 of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2006.

The following discussion should be read along with our 2005 Form 10-K and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

Consolidated Results of Operations

Net sales were $5.2 billion in the first quarter of 2006 versus $4.9 billion in the first quarter of 2005. The increase in sales was due to higher U.S. government expenditures in our government and defense businesses, as well as higher sales at Raytheon Aircraft. Sales to the U.S. Department of Defense (DoD) were 72 percent of sales in the first quarter of 2006 versus 70 percent of sales in the first quarter of 2005. Total sales to the U.S. government, including foreign military sales, were 78 percent of sales in the first quarter of 2006 versus 76 percent in the first quarter of 2005. Total international sales, including foreign military sales, were $963 million or 19 percent of sales in the first quarter of 2006 versus $879 million or 18 percent of sales in the first quarter of 2005. In general, international sales, excluding foreign military sales, have more favorable cash and profit terms than domestic sales.

Gross margin (net sales less cost of sales) in the first quarter of 2006 was $934 million or 18.1 percent of sales versus $826 million or 16.7 percent of sales in the first quarter of 2005. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $90 million and $116 million of expense in the first quarter of 2006 and 2005, respectively.

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense under Cost Accounting Standards (CAS) and is reported as a separate line item in our segment results. SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans that are determined by other factors. Cost Accounting Standards (CAS) proscribe the allocation to and recovery of pension costs on U.S. government contracts and is a major factor in determining pension funding requirements. The results for each segment only include pension expense as determined under CAS that can generally be recovered through the pricing of products and services to the U.S. government.

Administrative and selling expenses were $361 million or 7.0 percent of sales in the first quarter of 2006 versus $349 million or 7.1 percent of sales in the first quarter of 2005.

Research and development expenses were $119 million or 2.3 percent of sales in the first quarter of 2006 versus $100 million or 2.0 percent of sales in the first quarter of 2005.

Operating income was $454 million or 8.8 percent of sales in the first quarter of 2006 versus $377 million or 7.6 percent of sales in the first quarter of 2005. The changes in operating income by segment are discussed below in Segment Results.

Interest expense in the first quarter of 2006 was $68 million versus $76 million in the first quarter of 2005. The decrease in interest expense in the first quarter of 2006 was primarily due to lower average debt.

Other (income) expense, net in the first quarter of 2006 was $27 million of income versus $17 million of expense in the first quarter of 2005. Included in other income in the first quarter of 2006 was a $21 million gain related to the sale of Space Imaging. Included in other expense in the first quarter of 2005 was a $12 million charge related to our proposed settlement with the Securities and Exchange Commission (SEC).

The effective tax rate was 33.9 percent and 33.8 percent in the first quarter of 2006 and 2005, respectively, reflecting the U.S. statutory rate as adjusted for various permanent differences between book and tax reporting. The 2006 effective tax rate was reduced by ESOP dividend deductions and manufacturing and export-related tax benefits and was increased by various non-deductible expenses. The 2005 effective tax rate was reduced by ESOP dividend deductions, export-related tax benefits, and research credits and was increased by various non-deductible expenses, including the $12 million proposed settlement with the SEC.

We have not recorded any 2006 research tax credit benefit since the applicable statute governing the research tax credit expired at the end of 2005 and has not yet been extended.

Income from continuing operations was $289 million in the first quarter of 2006, or $0.64 per diluted share on 448.8 million average shares outstanding versus income from continuing operations of $196 million in the first quarter of 2005, or $0.43 per diluted share on 456.6 million average shares outstanding.

The loss from discontinued operations, described below in Discontinued Operations, was $2 million after-tax in the first quarter of 2006 versus $30 million after-tax, or $0.07 per diluted share in the first quarter of 2005.

Net income in the first quarter of 2006 was $287 million, or $0.64 per diluted share versus net income of $166 million, or $0.36 per diluted share in the first quarter of 2005.

Segment Results

Integrated Defense Systems had sales of $963 million in the first quarter of 2006 versus $906 million in the first quarter of 2005. The increase in sales was due to growth in DD(X) and international programs. Operating income was $158 million in the first quarter of 2006 versus $121 million in the first quarter of 2005. The increase in operating margin was due to increased sales on international programs and program performance improvements.

Intelligence and Information Systems had sales of $611 million in the first quarter of 2006 versus $542 million in the first quarter of 2005. The increase in sales was due to continued growth in classified programs. Operating income was $55 million in the first quarter of 2006 versus $50 million in the first quarter of 2005.

Missile Systems had sales of $989 million in the first quarter of 2006 versus $990 million in the first quarter of 2005. Operating income was $110 million in the first quarter of 2006 versus $105 million in the first quarter of 2005. The increase in operating margin was due to program mix and a prior year contract adjustment.

Network Centric Systems had sales of $791 million in the first quarter of 2006 versus $762 million in the first quarter of 2005. The increase in sales was primarily due to growth in the Combat Systems business area. Operating income was $84 million in the first quarter of 2006 versus $79 million in the first quarter of 2005.

Space and Airborne Systems had sales of $1,018 million in the first quarter of 2006 versus $957 million in the first quarter of 2005. The increase in sales was due to growth in the Advanced Targeting Forward-Looking Infrared (ATFLIR) program. Operating income was $145 million in the first quarter of 2006 versus $155 million in the first quarter of 2005. The decrease in operating margin was due to favorable program profit and cost adjustments recorded in the prior year.

Technical Services had sales of $460 million in the first quarter of 2006 versus $467 million in the first quarter of 2005. Operating income was $32 million in the first quarter of 2006 versus $31 million in the first quarter of 2005. The increase in operating margin was due to improved program performance.

Raytheon Aircraft had sales of $493 million in the first quarter of 2006 versus $442 million in the first quarter of 2005. The increase in sales was due to higher new aircraft deliveries. Operating income was $16 million in the first quarter of 2006 versus $2 million in the first quarter of 2005. The increase in operating income was due to new aircraft deliveries and mix, and continued improved operating performance.

We have made significant investments in our Premier and Hawker 4000 aircraft, the realization of which is contingent upon future sales at forecasted prices and reductions in production costs on future deliveries. We use lot accounting for new commercial aircraft introductions. Once the initial lots have been completed, the use of lot accounting for these aircraft will be discontinued. The size of the initial lot for the Premier I and the Hawker 4000 is 200 and 75 units, respectively, and we expect to complete the lots in 2007 and 2009, respectively. During the fourth quarter of 2004, the Federal Aviation Administration granted a provisional type certification for the Hawker 4000 aircraft. Final certification has not been received and no revenue has been recognized on this aircraft.

The Other segment, which is comprised of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC (RAAS), and Raytheon Professional Services LLC (RPS), had sales of $190 million in the first quarter of 2006 versus $192 million in the first quarter of 2005. The Other segment had an operating loss of $13 million in the first quarter of 2006 versus $21 million in the first quarter of 2005. The decrease in operating loss in 2006 was primarily due to improved operating results at FO.

The Other segment’s results were primarily comprised of the operations of FO. Although FO has had a history of operating losses, the higher losses in 2005 were due to increased supplemental lift (higher third party chartering expense) and maintenance expense related to the operational impacts primarily from older aircraft in the fleet, and the timing of peak customer demand. The older aircraft in the fleet are being retired and replaced by newer aircraft which is expected to be substantially complete by 2008. At the same time, FO is also taking action to reduce the number of different types of aircraft in its fleet from twelve to four and in connection with this action reduce current operating costs. Although we believe that these actions will result in improved financial results, there can be no assurance that these actions will have the expected effect. If losses at FO were to continue over the longer-term or if FO’s financial objectives were no longer expected to be achieved, our investment in FO could become further impaired and additional charges may be required. FO must demonstrate substantial operating results improvement to achieve its financial objectives including achieving its sales forecasts, reducing maintenance expense, and improving dispatch availability over the 2005 average.

In addition, in March 2006, pilots at FO voted to be represented by the International Brotherhood of Teamsters. As a result, FO is obligated to bargain with the union in good faith to reach a mutually acceptable labor agreement for its pilots. While the terms and conditions of any labor agreement that may be agreed upon by the parties, if any, are presently indeterminable, such an agreement could result in changes in pilots’ wages, benefits, and working conditions that may increase FO’s operating costs. Although we do not believe that our investment in FO has been further impaired at this time, if the terms of a future labor agreement were to sufficiently impact FO’s ability to achieve its financial objectives, we may record additional charges. Accordingly, this could have a material adverse effect on our results of operations and our financial position.

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation, and declining commercial aviation market conditions. At March 26, 2006 and December 31, 2005, our exposure on commuter aircraft assets was approximately $463 million relating to 232 aircraft and approximately $509 million relating to 253 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

Backlog consisted of the following at:

	March 26, 2006	Dec. 31, 2005
	(In millions)
Integrated Defense Systems	$7,911	$8,010
Intelligence and Information Systems	3,728	4,077
Missile Systems	8,250	8,040
Network Centric Systems	4,484	4,307
Space and Airborne Systems	5,637	5,220
Technical Services	1,501	1,594
Aircraft	2,900	2,891
Other	279	280

Total	$34,690	$34,419

Defense businesses included above	$31,511	$31,248

Funded backlog consisted of the following at:

	March 26, 2006	Dec. 31, 2005
	(In millions)
Integrated Defense Systems	$3,143	$3,009
Intelligence and Information Systems	780	642
Missile Systems	5,032	4,443
Network Centric Systems	3,207	2,839
Space and Airborne Systems	3,236	2,851
Technical Services	922	916
Aircraft	2,900	2,600
Other	279	280

Total	$19,499	$17,580

Defense businesses included above	$16,320	$14,700

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated. The increase in funded backlog from December 31, 2005 was due to the release of funds as a result of the passage of the Fiscal Year 2006 Defense Appropriations Bill in late 2005.

Gross bookings were as follows:

	Three Months Ended
	March 26, 2006	March 27, 2005
	(In millions)
Integrated Defense Systems	$854	$819
Intelligence and Information Systems	357	482
Missile Systems	1,232	1,107
Network Centric Systems	923	908
Space and Airborne Systems	1,220	1,072
Technical Services	195	224
Aircraft	500	472
Other	186	191

Total	$5,467	$5,275

Defense businesses included above	$4,781	$4,612

Discontinued Operations

In 2000, we sold our Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, we were required to perform various contract and lease obligations under letters of credit, surety bonds, and guarantees (Support Agreements) that we had provided to project owners and other parties.

We have since settled many of those Support Agreement obligations. For the remaining Support Agreement obligations, we have various risks and exposures, including warranty close out, various liquidated damages issues, and potential adverse claims resolution.

We are currently engaged in a dispute with AES Red Oak LLC (AES) over the close out of the Red Oak power project. The dispute involves, among other things, a draw down of $30 million by AES in August 2004 from a line of credit we provided.

We recorded charges of $3 million pretax in the first quarter of 2006 and $42 million pretax in the first quarter of 2005 for program management, legal, and other costs related to RE&C. Included in the first quarter of 2005, was a $39 million charge for the settlement of a class action lawsuit, which does not reflect insurance proceeds of $28 million received in the fourth quarter of 2005.

In 2002, we sold our Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. As part of the transaction, we retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete. In January 2006, a dispute regarding the AIS purchase price was resolved in arbitration and we recorded a pretax charge of $26 million in 2005 related to this settlement. In the first quarter of 2006, all liabilities related to the purchase price dispute were discharged. In the first quarter of 2005, we recorded charges of $4 million, primarily related to the BBJ program.

In the first quarter of 2006, the total loss from discontinued operations was $3 million pretax and $2 million after-tax versus $46 million pretax, $30 million after-tax, or $0.07 per basic and diluted share in the first quarter of 2005.

Financial Condition and Liquidity

Operating Activities - Net cash used in operating activities was $20 million in the first quarter of 2006 versus net cash used of $277 million in the first quarter of 2005. Net cash provided by operating activities from continuing operations was $5 million in the first quarter of 2006 versus net cash used of $274 in the first quarter of 2005. In the first quarter of 2005 there was an expected delay in billings to customers as a result of the ongoing conversion of existing financial systems to an integrated financial system. In the first quarters of 2006 and 2005, we made $200 million of discretionary contributions to our pension plans. Tax payments in 2006 are expected to be between approximately $330 and $350 million.

Total contributions, required and discretionary, to our pension plans are expected to be approximately $640 million in 2006. Congress is currently considering pension funding reform legislation which would increase funding requirements for most companies sponsoring defined benefit pension plans. If enacted, the pension funding reform legislation could result in an increase for our pension contribution requirement beginning this year.

We provide long-term financing to our aircraft customers. Origination of financing receivables in the first quarter of 2006 was $47 million versus $29 million in the first quarter of 2005. Collection of financing receivables not sold was $87 million in the first quarter of 2006 versus $69 million in the first quarter of 2005. We received proceeds of $29 million in the first quarter of 2006 versus $5 million in the first quarter of 2005 related to the sale of certain general aviation finance receivables.

Investing Activities - Net cash used in investing activities in the first quarter of 2006 was $73 million versus $113 million in the first quarter of 2005. Capital expenditures were $43 million in the first quarter of 2006 versus $48 million in the first quarter of 2005. Capitalized expenditures for internal use software were $5 million in the first quarter of 2006 versus $16 million in the first quarter of 2005. Capitalized expenditures for property, plant and equipment and internal use software are expected to be between approximately $480 and $530 million in 2006.

In the first quarter of 2006, we received proceeds of $21 million related to the sale of Space Imaging (in which we had an investment) and paid $47 million for the acquisition of Houston Associates, Inc. In the first quarter of 2005, we paid the third and final installment of $60 million related to our 2003 acquisition of Solipsys Corporation.

Financing Activities - Net cash used in financing activities was $165 million in the first quarter of 2006 versus net cash provided of $291 million in the first quarter of 2005. Dividends paid to stockholders were $98 million in the first quarter of 2006 versus $90 million in the first quarter of 2005. The quarterly dividend rate was $0.24 per share for the first quarter of 2006 versus $0.22 per share for the first quarter of 2005.

In November 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock. In the first quarter of 2006 and 2005, we repurchased 2.4 million shares of common stock for $102 million and 1.4 million shares of common stock for $53 million, respectively, under this program. Since the program’s inception, we have repurchased 13.6 million shares of common stock for $538 million. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock commencing in 2006 as well as an increase to the annual dividend from $0.88 to $0.96 per share. No shares have been repurchased under this program to date.

Capital Structure and Resources

Total debt was $4.4 billion at March 26, 2006 and $4.5 billion at December 31, 2005. Cash and cash equivalents were $944 million at March 26, 2006 and $1.2 billion at December 31, 2005. At March 26, 2006, the cash and cash equivalent balance included approximately $138 million of cash held by foreign subsidiaries. Total debt, as a percentage of total capital, was 28.9 percent at March 26, 2006 versus 29.4 percent at December 31, 2005.

We have $408 million of subordinated notes that are scheduled to mature in the second quarter of 2006.

We have a $2.2 billion bank revolving credit facility in which we can draw down on lines of credit and use the credit facility to support commercial paper or letters of credit that we may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of March 26, 2006 and December 31, 2005, there were no borrowings under either the current or previous credit facilities. We had, however, approximately $100 million of outstanding letters of credit at March 26, 2006 and December 31, 2005, which effectively reduced our borrowing capacity under both the current and previous credit facilities by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capitalization of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during the first quarter of 2006 in which such credit facility was in place and expect to continue to be in compliance throughout the remainder of 2006.

In addition, certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity.

We enter into various interest rate swaps that correspond to a portion of our fixed-rate debt in order to effectively hedge interest rate risk. The $600 million notional value of interest rate swaps that remained outstanding at March 26, 2006 effectively converted that portion of our total fixed-rate debt to variable-rate debt based on LIBOR.

Credit ratings for the Company were assigned by Fitch’s at F2 for short-term borrowing and BBB for senior debt, by Moody’s at P-3 for short-term borrowing and Baa3 for senior debt, and by Standard and Poor’s at A-2 for short-term borrowing and BBB for senior debt.

We have a shelf registration on file with the Securities and Exchange Commission for the issuance of up to $3.0 billion in debt securities, common or preferred stock, warrants to purchase any of the aforementioned securities, and/or stock purchase contracts, under which $1.3 billion remained available at March 26, 2006. We expect to use a portion of the remaining availability under the shelf registration in connection with the issuance of common stock warrants as part of the settlement of the securities class action lawsuit described in Note 12, Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Our need for, cost of, and access to funds are dependent on our future operating results, as well as other external conditions. We expect that cash and cash equivalents, cash flow from operations, proceeds from divestitures, and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, and debt service requirements during the next twelve months and for the foreseeable future.

Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $117 million. Discounted at a weighted-average risk-free rate of 5.8%, we estimate the liability to be $92 million before U.S. government recovery and had this amount accrued at March 26, 2006. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $51 million at March 26, 2006 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention, and advance payment obligations of the Company or our affiliates. Approximately $302 million, $757 million, and $84 million of these guarantees, letters of credit, and surety bonds, for which there were stated values, were outstanding at March 26, 2006, respectively, and $312 million, $767 million, and $78 million were outstanding at December 31, 2005, respectively. These instruments expire on various dates through 2015. Included in guarantees and letters of credit above was $77 million and $175 million at March 26, 2006, respectively and $76 million and $183 million at December 31, 2005, respectively related to our joint venture in Thales-Raytheon Systems (TRS). Also included in guarantees, letters of credit, and surety bonds above was $83 million, $8 million, and $62 million at March 26, 2006, respectively and $94 million, $8 million, and $62 million at December 31, 2005, respectively related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in connection with obtaining financing on more favorable terms, making bids on contracts, and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance, and other contractual obligations, their failure to do so may result in a future obligation for the Company.

In connection with the order for 50 Hawker 4000 aircraft received by Raytheon Aircraft in 2005, which is subject to the negotiation and execution of a mutually agreeable parent guarantee, Raytheon Aircraft will be subject to liquidated damages of approximately $80 million if it fails to deliver at least 30 aircraft in accordance with the terms of the agreement. Under the agreement, Raytheon Aircraft is also providing a guaranteed maintenance program which runs for ten years from the delivery date of each Hawker 4000 aircraft and provides for a guaranteed cost of maintenance, subject to annual CPI and other adjustments, for each aircraft. Raytheon Aircraft is responsible for any costs that exceed the guaranteed cost of maintenance.

The customers of FO have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $566 million and $575 million at March 26, 2006 and December 31, 2005, respectively.

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by us. Individually and in the aggregate, these investigations are not expected to have a material adverse effect on our financial position, results of operations, or liquidity. Raytheon Aircraft is also subject to oversight by the Federal Aviation Administration. The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect Raytheon Aircraft’s financial position, results of operations, and liquidity including recovery of its investment in its newer aircraft.

Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 155 on our financial position and results of operations has not yet been determined.

In March 2006, the FASB issued the Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140 (SFAS No. 156). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 156 on our financial position and results of operations has not yet been determined.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates.

We meet our working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. We enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. We also enter into foreign currency forward contracts with commercial banks to fix the dollar value of commitments and payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments we use for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability, or transaction for which a firm commitment is in place.

Financial instruments we hold that are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments, and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of the financial instruments that we held at March 26, 2006 and March 27, 2005, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was approximately $2 million and $1 million, respectively, after-tax. Fixed rate financial instruments were not evaluated, as the risk exposure is not material. We believe our exposure due to changes in foreign exchange rates is not material due to our hedging policy and the fact that we do not enter into speculative hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 26, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

In designing and evaluating our disclosure controls and procedures, we recognize that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes In Internal Controls Over Financial Reporting

During the first quarter of 2006, in connection with the current Chief Financial Officer joining the Company, our Corporate Controller ceased performing the duties of both Corporate Controller and Chief Financial Officer. Except as noted in the preceding sentence, there were no changes in our internal control over financial reporting that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Previously Reported Matters

The following summarizes developments that have occurred in our previously reported legal proceedings since our Form 10-K for the year ended December 31, 2005 was filed.

In re Raytheon Securities Litigation. As previously reported, in late 1999, Raytheon and two of its officers were named as defendants in several class action lawsuits. These lawsuits were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants in a Consolidated and Amended Class Action Complaint (the “Consolidated Complaint”) with the caption, In re: Raytheon Securities Litigation (Civil Action No. 12142-PBS), filed in the U.S. District Court in Massachusetts. The Consolidated Complaint principally alleged that the defendants violated federal securities laws by purportedly making misleading statements and by failing to disclose material information concerning our financial performance during the class period. In May 2004, without admitting any liability or wrongdoing, we reached an agreement to settle this class action lawsuit on behalf of Raytheon and all individual defendants. The terms of the settlement included a cash payment of $210 million and the issuance of warrants for our common stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants. On December 10, 2004, the Court entered a final judgment resolving all claims asserted against Raytheon and the individual defendants. On March 10, 2006, the Court heard the motion to approve the class distribution order. The Court deferred approval of the order and scheduled another hearing for April 24, 2006. Subject to the timing of the Court’s approval of the order, we expect that the distribution of the settlement proceeds, including the issuance of the warrants, will occur in the second quarter of 2006.

In re Raytheon ERISA Litigation. As previously reported, in May 2003 two purported class action lawsuits captioned, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS), and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in the U.S. District Court in Massachusetts on behalf of participants in the Company’s savings and investment plans who invested in our common stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (“ERISA”). Both complaints allege that the Company and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of the Company’s savings and investment plans’ investment in our common stock. The Court consolidated these actions in September 2003. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in our common stock since October 7, 1998. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint. In September 2005, the Court heard the motion to dismiss but declined to decide the motion subject to a trial on a statute of limitations issue, which is scheduled for June 2006. Although we believe that we have meritorious defenses to the claims made in the above action and intend to contest the matter vigorously, an adverse resolution of the matter could have a material adverse effect on our financial position and results of operations. Based on settlement discussions between the parties, the ultimate outcome of this matter is expected to be immaterial.

Other Matters

We are primarily engaged in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government investigate whether our operations are being conducted in accordance with these requirements. U.S. government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses, or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Defense contractors are also subject to many levels of audit and investigation. Agencies which oversee contract performance include the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice, and Congressional Committees. The Department of Justice from time to time has convened grand juries to investigate possible irregularities by us.

We are involved in various stages of investigation and cleanup relative to remediation of various environmental sites. All appropriate costs expected to be incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability is not expected to have a material effect on our financial position, liquidity or results of operations. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in “Note L—Commitments and Contingencies” within Item 1 and “Commitments and Contingencies” within Item 2 of our 2005 Annual Report on Form 10-K.

Accidents involving personal injuries and property damage occur in general aviation travel.

Raytheon Aircraft Company is a defendant in a number of product liability lawsuits that allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. Raytheon Aircraft maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. Additional information regarding aircraft product liability insurance is contained in “Note L—Commitments and Contingencies” within Item 1 of our 2005 Annual Report on Form 10-K.

Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened on behalf of or against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, liquidity or results of operations after giving effect to provisions already recorded.

ITEM 1A. RISK FACTORS

This Form 10-Q contains forward-looking statements including information regarding our 2006 financial outlook, future plans, objectives, business prospects and anticipated financial performance including, without limitation, statements regarding the receipt of proceeds from escrow; contributions to our pension plans; tax payments; distribution of settlement proceeds; the impact of environmental contingencies, government investigations and other claims and legal proceedings; other entities satisfying their obligations which we have guaranteed; impact of delays in deliveries and collections; expected capital and internal use software expenditures; compliance with debt covenants; funding for our operating, capital expenditure, and debt service requirements; and our exposure to foreign exchange rates. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

•	We depend on the U.S. government for a significant portion of our sales, and the impairment of this relationship or changes in government defense spending could have severe consequences on our business. The funding of our defense programs is subject to the U.S. government budget and appropriation decisions and processes, which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. While the overall level of U.S. defense spending has increased in recent years, we can give no assurance that such spending will continue to grow and significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in defense priorities and requirements could change funding of our programs which could negatively impact our results of operations and financial condition.

•	A substantial majority of our business is governed by U.S. government contracts, which are subject to continued appropriations by Congress and termination. These contracts are subject to change termination or adjustment if appropriations for the government program are not available or change. These contracts generally also may be terminated at the U.S. government’s convenience and terminated for default based on performance. In addition, these contracts typically involve the development, application and manufacturing of advanced defense and technology systems and products aimed at achieving challenging goals, and we may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns and product failures, in connection with our government contracts.

•	We derive a significant portion of our revenues from international sales and are subject to the risks of doing business in foreign countries, including the difficulty in complying with various U.S. and foreign laws, foreign currency exchange rate fluctuations, and the risks of using foreign representatives and consultants for sales and operations.

•	We may not be successful in obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments. Our inability to sell products outside of the U.S. could negatively impact our results of operations and financial condition.

•	We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. Furthermore, as the defense industry consolidates, companies may enhance their competitive position and ability to compete against us. We are also facing increasing competition in our domestic and international markets from foreign and multinational firms. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our results of operations and financial condition.

•	Our future success depends on our ability to develop new offerings and technologies that achieve market acceptance. To do so, we must effectively, among other things, identify emerging technological trends in our target markets, develop and maintain competitive products and services, enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors, and develop and manufacture and bring products to market quickly at cost-effective prices. In addition, our future success at Raytheon Aircraft depends on our ability to meet scheduled timetables for the development, certification and delivery of new and derivative product offerings and our ability to continue to compete using our existing legacy aircraft products.

•	A significant portion of our contracts are entered into on a fixed-price basis, which allows us to benefit from cost savings, but burdens us with cost overruns. If our initial estimates are incorrect or if we experience unforeseen technological difficulties, we can lose money on these contracts.

•	Our business could be adversely affected by a negative audit by the U.S. government. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include: termination of contracts; forfeiture of profits; suspension of payments; fines; and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

•	As a U.S. government contractor, we are subject to a number of procurement requirements. If these requirements change, our costs of complying with them could increase and reduce our margins. In addition, if we fail to fully comply with these requirements, we could experience reductions in the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition. Our failure to comply with these requirements could also lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time.

•	We are dependent upon the delivery of materials by suppliers and the assembly of major components and subsystems by subcontractors used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. In some instances, we are limited to a small group of suppliers or are dependent on sole-source suppliers. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.

•	We use estimates in accounting for many of our programs and our new commercial aircraft which requires judgment relative to assessing risks, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. Because of the significance of the judgments and estimation processes used, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition. This effect would be exacerbated if it happened on multiple programs in the same period.

•	We must assess the realizable value of used aircraft and aircraft materials and parts which requires significant judgment and the evaluation of many factors. Changes in market or economic conditions and changes in products or competitive products may adversely impact the future valuation of used aircraft and aircraft materials and parts and such change in valuation could negatively impact our future financial condition and results of operations.

•	Goodwill and other intangible assets represent a significant portion of our assets. If we determine that any goodwill is impaired, such amount must be written off. In addition, we will continue to incur non-cash charges in connection with the amortization of our intangible assets other than goodwill over the remaining useful lives of such assets. Future determinations of significant write-offs of goodwill as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition and any impairment of these assets could negatively impact our results of operations.

•	Our results of operations and financial condition could be adversely affected by a downturn in the general aviation and other aircraft markets.

•	If a Raytheon aircraft were to be involved in an accident, we could be exposed to significant tort liability and our reputation could be harmed. Furthermore, the Federal Aviation Administration (FAA) could issue directives or other notices regarding a Raytheon aircraft involved in an accident and could require design modifications causing us to incur significant expenditures altering an aircraft design, altering aircraft in production, and altering fielded aircraft under warranty. The publication of any of the foregoing by the FAA could lead to a decline in revenues and have a negative impact on our business, financial condition and results of operations.

•	The aircraft manufacturing industry is subject to extensive government regulation, and changes in such regulations may increase our operating costs.

•	We must determine our pension plan expense or income which involves significant judgment, particularly with respect to our long-term return on pension assets and discount rate assumptions. If our discount rate assumption (which is used to determine the present value of our benefit obligations) is decreased due to changes in our assumptions or other reasons, our pension plan expense could increase which would negatively impact our results of operations.

•	We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.

•	We have made, and expect to continue to make, strategic acquisitions and investments, and these activities involve risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in achieving strategic objectives and other benefits expected from acquisitions or investments, the potential impairment of acquired assets, and the potential loss of key employees of the acquired businesses.

•	The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position, results of operations, and liquidity.

•	We depend on the recruitment and retention of qualified personnel, so the loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could seriously harm our business, results of operations and financial condition.

•	Some of our workforce is represented by labor unions and work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

•	We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

•	We are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures from our manufacturing operations. We also incur substantial costs to comply with strict hazardous waste management, treatment, storage and disposal requirements. In addition, we may incur greater future costs if new requirements are imposed, existing requirements become more strictly enforced or a previously unknown contamination is discovered that would have a negative effect on our financial condition or results of operations.

•	We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance.

•	We may incur additional charges relating to our former Engineering and Construction Business.

•	The unpredictability of our results may harm the trading price of our securities, or contribute to volatility.

•	A rating downgrade by credit agencies could limit our access to capital and cause our borrowing costs to increase.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
January (January 1 – January 22, 2006)	453,940	450,000	$40.51	$246 million
February (January 23 – February 19, 2006)	1,068,561	1,056,700	$41.07	$202 million
March (February 20 – March 26, 2006)	931,190	919,950	$43.49	$162 million

Total	2,453,691	2,426,650	$41.88

(1)

Includes shares purchased related to treasury activity under our stock plans. Such activity during the fiscal first quarter of 2006 includes: (i) the surrender by employees of 6,260 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options, and (ii) the surrender by employees of 20,781 shares to satisfy income tax withholding obligations in connection with the vesting and distribution of common shares related to the restricted stock previously issued to employees.

(2)	On November 30, 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock commencing in 2006.

ITEM 6. EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

10.1	Letter Agreement dated February 21, 2006 between Raytheon Company and David C. Wajsgras, filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2006, is hereby incorporated by reference.

10.2	Letter Agreement dated March 2, 2006 between Raytheon Company and Taylor W. Lawrence, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 6, 2006, is hereby incorporated by reference.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Biggs C. Porter
Biggs C. Porter
Vice President and Corporate Controller (Principal Accounting Officer)

April 27, 2006