Form 10-Q
period 2006-06-25
RAYTHEON CO/
filed 2006-07-27
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006.

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

Number of shares of Common Stock outstanding as of July 14, 2006: 448,718,000.

RAYTHEON COMPANY

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 25, 2006	Dec. 31, 2005
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$925	$1,202
Accounts receivable, less allowance for doubtful accounts	402	425
Contracts in process	3,755	3,469
Inventories	1,969	1,722
Deferred federal and foreign income taxes	372	435
Prepaid expenses and other current assets	277	314

Total current assets	7,700	7,567
Property, plant and equipment, net	2,621	2,675
Goodwill	11,590	11,554
Other assets, net	2,542	2,585

Total assets	$24,453	$24,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$91	$79
Subordinated notes payable	—	408
Advance payments and billings in excess of costs incurred	1,984	2,012
Accounts payable	1,001	962
Accrued salaries and wages	805	987
Other accrued expenses	1,147	1,403
Liabilities from discontinued operations	47	49

Total current liabilities	5,075	5,900
Accrued retiree benefits and other long-term liabilities	3,658	3,559
Deferred federal and foreign income taxes	209	125
Long-term debt	3,945	3,969
Minority interest	147	119
Stockholders’ equity	11,419	10,709

Total liabilities and stockholders’ equity	$24,453	$24,381

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In millions, except per share amounts)
Net sales	$5,711	$5,409	$10,863	$10,353

Cost of sales	4,655	4,490	8,873	8,608
Administrative and selling expenses	390	356	751	705
Research and development expenses	154	136	273	236

Total operating expenses	5,199	4,982	9,897	9,549

Operating income	512	427	966	804

Interest expense	69	82	137	158
Interest income	(17)	(12)	(41)	(24)
Other (income) expense, net	(12)	—	(39)	17

Non-operating expense, net	40	70	57	151

Income from continuing operations before taxes	472	357	909	653
Federal and foreign income taxes	161	124	309	224

Income from continuing operations	311	233	600	429

Loss from discontinued operations, net of tax	(1)	(32)	(3)	(62)

Net income	$310	$201	$597	$367

Earnings per share from continuing operations
Basic	$0.70	$0.52	$1.36	$0.95
Diluted	$0.69	$0.51	$1.33	$0.94

Loss per share from discontinued operations
Basic	$—	$(0.07)	$(0.01)	$(0.14)
Diluted	$—	$(0.07)	$(0.01)	$(0.14)

Earnings per share
Basic	$0.70	$0.45	$1.35	$0.82
Diluted	$0.69	$0.44	$1.33	$0.81

Dividends declared per share	$—	$0.22	$0.24	$0.44

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 25, 2006	June 26, 2005
	(In millions)
Cash flows from operating activities
Net income	$597	$367
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	228	218
Deferred federal and foreign income taxes	172	38
Net gain on sales of operating units and investments	(15)	—
Decrease in accounts receivable	23	67
Change in contracts in process and advance payments and billings in excess of costs incurred	(299)	(175)
Increase in inventories	(254)	(196)
Decrease in prepaid expenses and other current assets	40	17
Increase in accounts payable	36	83
Decrease in accrued salaries and wages	(184)	(138)
Increase (decrease) in other accrued expenses	19	(9)
Change in income taxes payable	(32)	137
Origination of financing receivables	(103)	(91)
Collection of financing receivables not sold	174	163
Sale of financing receivables	35	19
Pension and other adjustments, net	7	46

Net cash provided by operating activities from continuing operations	444	546
Net cash used in operating activities from discontinued operations	(4)	(52)

Net cash provided by operating activities	440	494

Cash flows from investing activities
Expenditures for property, plant and equipment	(105)	(112)
Proceeds from sales of property, plant and equipment	—	14
Capitalized expenditures for internal use software	(26)	(36)
Payment for purchase of acquired companies	(47)	(60)
Proceeds related to sales of operating units and investments	50	7

Net cash used in investing activities	(128)	(187)

Cash flows from financing activities
Dividends paid	(205)	(190)
Increase in short-term debt and other notes	11	61
Repayments of long-term debt	—	(123)
Repayments of subordinated notes payable	(382)	—
Repurchase of common stock	(102)	(192)
Proceeds under common stock plans	72	35
Tax benefit from stock-based awards	17	—

Net cash used in financing activities	(589)	(409)

Net decrease in cash and cash equivalents	(277)	(102)
Cash and cash equivalents at beginning of year	1,202	556

Cash and cash equivalents at end of period	$925	$454

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company have been prepared on substantially the same basis as our annual financial statements. These unaudited financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. The information herein has been prepared from our accounts without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. As used in this report, the terms “we,” “us,” “our,” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

2. Stock-Based Compensation

In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. There were no stock options granted in the six months ended June 25, 2006. In 2004, we also established the Long-Term Performance Plan (LTPP) which provides for restricted stock unit awards granted from the 2001 Stock Plan to our senior leadership.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and related interpretations (SFAS No. 123R) using the modified prospective method and accordingly have not restated prior period results. SFAS No. 123R established the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity. In connection with the implementation of SFAS No. 123R, we elected the short-cut method in determining our additional paid-in capital pool of windfall benefits and the graded vesting method to amortize compensation expense over the service period.

Prior to the adoption of SFAS No. 123R, we accounted for stock options to employees in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25). We also provided the disclosures required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures (SFAS No. 148). As a result, no expense was reflected in our net income for the three and six months ended June 26, 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, stock-based compensation expense was recognized for restricted stock awards and the LTPP awards.

The table below reflects our pro forma net income and earnings per share for the period shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123 and SFAS No. 148.

(In millions except per share amounts)	Three Months Ended June 26, 2005	Six Months Ended June 26, 2005
Reported net income	$201	$367
Stock-based compensation expense included in reported net income, net of tax	10	16
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(20)	(33)

Pro forma net income	$191	$350

Reported basic earnings per share	$0.45	$0.82
Reported diluted earnings per share	$0.44	$0.81

Pro forma basic earnings per share	$0.43	$0.78
Pro forma diluted earnings per share	$0.42	$0.77

The weighted-average fair value of each stock option granted in the six months ended June 26, 2005 was estimated as $8.44 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

We recorded $30 million and $52 million of expense related to stock-based compensation in the three and six months ended June 25, 2006, respectively. We recorded $9 million and $16 million as a tax benefit related to stock-based compensation in the three and six months ended June 25, 2006, respectively. At June 25, 2006, there was $194 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.6 years.

Shares issued as a result of stock option exercise or conversion of restricted stock unit awards will be funded through treasury stock or through the issuance of new shares.

Restricted Stock

The 2001 Stock Plan provides for the award of restricted stock, restricted stock units and stock appreciation rights. The 1997 Nonemployee Directors Restricted Stock Plan provides for the award of restricted stock to nonemployee directors. Awards of restricted stock, restricted stock units and stock appreciation rights generally are made by the Management Development and Compensation Committee of the Board of Directors (MDCC) and are compensatory in nature. These awards vest over a specified period of time as determined by the MDCC, generally 4 years. Restricted stock awards entitle the recipient to full dividend and voting rights. Nonvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The fair value at the date of award of restricted stock is credited to common stock at par value and the excess is credited to additional paid-in capital. The fair value, calculated under the intrinsic value method, is charged to income as compensation expense over the vesting period.

No further grants are allowed under the 2001 Stock Plan or the 1997 Nonemployee Directors Restricted Stock Plan after January 30, 2011 and November 25, 2011, respectively.

Restricted stock activity for the six months ended June 25, 2006 was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	3,982	$36.77
Granted	2,084	46.54
Vested	(697)	34.07
Forfeited	(107)	36.72

Outstanding at June 25, 2006	5,262	$41.00

Long-Term Performance Plan

Awards of restricted stock units to senior leadership under the LTPP are made from the 2001 Stock Plan. These awards vest when specific pre-established levels of performance are achieved at the end of a three-year performance cycle. The performance goals for both the 2004 – 2006 LTPP and the 2005 – 2007 LTPP are independent of each other and equally weighted, and are based on two metrics: free cash flow, as defined, and total shareholder return (TSR) relative to a peer group. The performance goals for the 2006 - 2008 LTPP are independent of each other and based on three metrics: free cash flow, as defined, weighted at 50%, and return on invested capital (ROIC), as defined, and TSR relative to a peer group, both equally weighted at 25%. The ultimate award, which is determined at the end of each of the three-year performance cycles, can range from zero to 200% of the target award. In accordance with SFAS No. 123R, compensation expense for the 2006 – 2008 awards is recognized over the performance period based upon the intrinsic value method for the free cash flow and ROIC portions of the award and the binomial method for the TSR portion of the award. Compensation expense for the free cash flow and ROIC portions of the award will also be adjusted based upon the expected achievement of performance goals. Prior to the adoption of SFAS No. 123R, we recorded compensation expense in accordance with APB No. 25. LTPP activity related to the expected units for the six months ended June 25, 2006 was as follows:

(Unit amounts in thousands)	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	1,047	$34.35
Granted	490	46.04
Increase related to expected performance	207	31.07
Forfeited	(50)	36.90

Outstanding at June 25, 2006	1,694	$37.25

The increase related to expected performance represents increases to awards based on the expected achievement of performance goals.

Stock Options

The 2001 Stock Plan and 1995 Stock Option Plan provide for the grant of both incentive and nonqualified stock options at an exercise price which is not less than 100% of the fair value on the date of grant. The 1991 Stock Plan provided for the grant of incentive stock options at an exercise price which was 100% of the fair value on the date of grant and nonqualified stock options at an exercise price which may have been less than the fair value on the date of grant. The 1976 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price which was 100% of the fair value on the date of grant. All of these plans were approved by our stockholders. No further grants are allowed under the 1995 Stock Plan, 1991 Stock Plan or 1976 Stock Option Plan.

Stock options granted under our plans may generally be exercised in their entirety from 1 to 6 years after the date of grant. Incentive stock options terminate 10 years from the date of grant, and those stock options granted after December 31, 1986 become exercisable to a maximum of $100,000 per year. Nonqualified stock options terminate 11 years from the date of grant in connection with the 1991 Stock Option Plan, 10 years and a day if issued in connection with the 1995 Stock Option Plan or as determined by the MDCC if issued under the 2001 Stock Plan.

Proceeds from the exercise of stock options are credited to common stock at par value and the excess is credited to additional paid-in capital.

Stock option activity for the six months ended June 25, 2006 was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Option Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	33,685	$40.20
Exercised	(2,894)	29.94
Forfeited or expired	(2,319)	52.09
Outstanding at June 25, 2006	28,472	$40.56	4.83	$106

Vested and nonvested expected to vest at June 25, 2006	28,385	$40.59	4.82	$105

Exercisable at June 25, 2006	27,384	$40.92	4.76	$92

The total intrinsic value of options exercised in the six months ended June 25, 2006 was $39 million. The total fair value of shares vested during the six months ended June 25, 2006 and June 26, 2005 was $19 million and $51 million, respectively.

Stock option activity related to nonvested shares for the six months ended June 25, 2006 was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	3,315	$8.77
Vested	(2,191)	8.75
Forfeited	(36)	8.46

Nonvested at June 25, 2006	1,088	$8.82

There were 42.4 million and 47.8 million additional shares of common stock (including shares held in treasury) authorized for stock option, restricted stock and restricted stock unit awards at June 25, 2006 and December 31, 2005, respectively.

3. Acquisitions and Divestitures

In May 2006, we sold our investment in HRL Laboratories, LLC for $28 million and recorded a loss of $4 million in other (income) expense.

In January 2006, we acquired Houston Associates, Inc. for $47 million, subject to a purchase price adjustment. In addition, we may be required to make certain performance-based incentive payments. We recorded $9 million of intangible assets and $34 million of goodwill (at Network Centric Systems) in connection with this acquisition.

In January 2006, substantially all of the assets of Space Imaging were sold. We received proceeds of approximately $21 million and recorded a gain for the same amount in other (income) expense related to the sale of our investment in Space Imaging. We expect to receive an additional $3 million of proceeds upon release of amounts held in escrow in the fourth quarter of 2006.

4. Inventories

Inventories consisted of the following at:

	June 25, 2006	Dec. 31, 2005
	(In millions)
Finished goods	$536	$489
Work in process	1,163	991
Materials and purchased parts	270	242

Total	$1,969	$1,722

Inventories at Raytheon Aircraft Company, Flight Options LLC, and Raytheon Airline Aviation Services LLC totaled $1,627 million at June 25, 2006 (consisting of $525 million of finished goods, $889 million of work in process, and $213 million of materials and purchased parts) and $1,411 million at December 31, 2005 (consisting of $475 million of finished goods, $742 million of work in process, and $194 million of materials and purchased parts). Inventories at the government and defense businesses include component parts, materials and amounts incurred in advance of contract funding.

We use lot accounting for new commercial aircraft introductions at Raytheon Aircraft. The size of the initial lot for the Premier is 200 units of which 154 had been delivered at June 25, 2006. There were 26 units for the Premier in backlog of which 11 units are expected to be delivered from the initial lot. The size of the initial lot for the Hawker 4000 is 75 units, and no units had been delivered at June 25, 2006. There were 75 units for the Hawker 4000 in backlog of which 37 units are expected to be delivered from the initial lot. Costs incurred on in process and delivered aircraft in excess of the estimated average margin were included in inventories and totaled $43 million and $67 million for the Premier and $124 million and $112 million for the Hawker 4000 at June 25, 2006 and December 31, 2005, respectively. Once the initial lot has been completed, the use of lot accounting will be discontinued.

General and program specific manufacturing equipment and tooling at Raytheon Aircraft are included in property, plant and equipment. There were $183 million and $191 million, net, of program specific manufacturing equipment and tooling related to the Premier and Hawker 4000 at June 25, 2006 and December 31, 2005, respectively.

5. Product Warranty

Costs incurred under warranty provisions performed under long-term contracts are accounted for as contract costs as the work is performed. The estimation of these costs is an integral part of the determination of the pricing of our products and services.

Warranty provisions related to commercial aircraft sales are determined based upon an estimate of costs that is expected to be incurred for warranty services and other post-sales support programs. Activity related to aircraft warranty accruals was as follows:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In millions)
Balance at beginning of period	$50	$35	$50	$38
Provisions for aircraft deliveries	10	10	16	13
Warranty services provided	(6)	(5)	(12)	(11)

Balance at end of period	$54	$40	$54	$40

6. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	June 25, 2006	Dec. 31, 2005
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	5	5
Additional paid-in capital	9,927	9,633
Accumulated other comprehensive income	(1,913)	(1,950)
Treasury stock, at cost	(565)	(454)
Retained earnings	3,965	3,475

Total	$11,419	$10,709

In November 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock. In the six months ended June 25, 2006 and June 26, 2005, we repurchased 2.4 million shares of common stock for $102 million and 4.9 million shares of common stock for $192 million, respectively, under this program. Since the program’s inception, we have repurchased 13.6 million shares of common stock for $538 million. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock commencing in 2006 as well as an increase to the annual dividend from $0.88 to $0.96 per share. No shares have been repurchased under this program to date.

On June 29, 2006, our Board of Directors approved a dividend for the second quarter of 2006 of $0.24 per share. As the approval occurred after the end of the second quarter, the dividend was not accrued at June 25, 2006.

In the six months ended June 25, 2006 and June 26, 2005, we issued 4.5 million and 3.2 million shares of common stock, respectively, in connection with stock plan activity.

In June 2006, in connection with the settlement of a securities class action lawsuit, we issued 12.0 million warrants with a strike price of $37.50 and a five-year term.

The changes in shares of common stock outstanding were as follows:

(In millions)
Balance at December 31, 2005	446.4
Stock plan activity	4.5
Treasury stock activity	(2.4)

Balance at June 25, 2006	448.5

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In thousands)
Average common shares outstanding for basic EPS	442,650	449,047	442,496	449,826
Dilutive effect of stock options, restricted stock, LTPP, and warrants	8,239	6,077	7,762	5,805

Shares for diluted EPS	450,889	455,124	450,258	455,631

Stock options to purchase 7.1 million and 17.1 million shares of common stock outstanding in the three months ended June 25, 2006 and June 26, 2005, respectively, and options to purchase 13.9 million and 17.1 million shares of common stock in the six months ended June 25, 2006 and June 26, 2005, respectively, did not affect the computation of diluted EPS because the exercise prices for these options were greater than the average market price of our common stock during the respective periods.

Stock options to purchase 21.8 million and 18.6 million shares of common stock outstanding in the three months ended June 25, 2006 and June 26, 2005, respectively, and options to purchase 15.0 million and 18.6 million shares of common stock in the six months ended June 25, 2006 and June 26, 2005, respectively, had exercise prices that were less than the average market price of our common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, LTPP and warrants in the table above.

The components of other comprehensive income (loss) generally include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In millions)
Net income	$310	$201	$597	$367
Other comprehensive loss	(34)	(23)	(37)	(53)

Comprehensive income	$276	$178	$560	$314

7. Federal and Foreign Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

We are currently under examination by the Internal Revenue Service (IRS) for the years 1998 through 2002. IRS examinations have been completed through 1997. We have protested certain positions taken by the IRS examination team on certain items related to years 1995 through 1997 and those items are now being considered by the Appeals Division of the IRS.

Our federal research tax credit refund claim for the years 1984 through 1990 and certain items regarding our Foreign Sales Corporation (FSC) benefit for the years 1989 through 1994 are also at the IRS Appeals Division. We believe adequate provisions for all outstanding issues have been made for all open years.

Amounts accrued for potential tax assessments totaled $247 million at June 25, 2006 and December 31, 2005, respectively, and are included in long-term liabilities. Accruals and matters under examination relate to U.S. federal tax matters and taxation of foreign earnings and include items such as the tax benefits from the FSC and Extraterritorial Income (ETI) regimes, the amount of research tax credits, allocation of income among various tax jurisdictions, issues related to various acquisitions and divestitures and various other federal and foreign tax issues. Amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

8. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). In addition to providing Pension Benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The table below outlines the components of net periodic benefit cost of our domestic and foreign Pension Benefits plans:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In millions)
Service cost	$111	$96	$216	$192
Interest cost	237	208	464	416
Expected return on plan assets	(255)	(228)	(511)	(456)
Amortization of prior service cost	5	5	10	10
Recognized net actuarial loss	138	122	259	244

Net periodic benefit cost	$236	$203	$438	$406

Our net periodic benefit cost also includes expense from foreign Pension Benefits plans of $7 million and $8 million in the three months ended June 25, 2006 and June 26, 2005 and $15 million and $16 million in the six months ended June 25, 2006 and June 26, 2005, respectively.

The table below outlines the components of net periodic benefit cost and of our domestic and foreign Other Benefits plans:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In millions)
Service cost	$4	$3	$8	$7
Interest cost	17	19	34	38
Expected return on plan assets	(10)	(9)	(20)	(19)
Amortization of transition asset	2	2	4	4
Amortization of prior service cost	(13)	(13)	(26)	(26)
Recognized net actuarial loss	6	8	12	16

Net periodic benefit cost	$6	$10	$12	$20

We expect total contributions to the Pension Benefits and Other Benefits plans, required and discretionary, to be approximately $640 million and $75 million, respectively, in 2006. In the six months ended June 25, 2006 and June 26, 2005, we contributed approximately $395 million and $340 million, respectively, to these plans.

9. Business Segment Reporting

Reportable segments have been determined based upon product lines and include the following: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, Technical Services, Aircraft and Other, which is comprised of Flight Options LLC, Raytheon Airline Aviation Services LLC, and Raytheon Professional Services LLC. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes certain company-wide accruals and intersegment sales and profit eliminations.

Segment financial results were as follows:

	Net Sales Three Months Ended		Net Sales Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In millions)
Integrated Defense Systems	$1,038	$940	$2,001	$1,846
Intelligence and Information Systems	633	630	1,244	1,172
Missile Systems	1,117	1,007	2,106	1,997
Network Centric Systems	880	804	1,671	1,566
Space and Airborne Systems	1,057	1,060	2,075	2,017
Technical Services	476	509	936	976
Aircraft	745	687	1,238	1,129
Other	202	189	392	381
Corporate and Eliminations	(437)	(417)	(800)	(731)

Total	$5,711	$5,409	$10,863	$10,353

Defense businesses after eliminations	$4,767	$4,533	$9,236	$8,843

Intersegment sales in the three months ended June 25, 2006 and June 26, 2005, respectively, were $20 million and $24 million for Integrated Defense Systems, $5 million and $7 million for Intelligence and Information Systems, $8 million and $9 million for Missile Systems, $95 million and $93 million for Network Centric Systems, $144 million and $144 million for Space and Airborne Systems, and $162 million and $140 million for Technical Services. Intersegment sales in the three months ended June 25, 2006 were $9 million at Aircraft. Aircraft net sales do not include intersegment aircraft, parts and service sales to Flight Options of $30 million and $24 million in the three months ended June 25, 2006 and June 26, 2005, respectively.

Intersegment sales in the six months ended June 25, 2006 and June 26, 2005, respectively, included $40 million and $42 million for Integrated Defense Systems, $6 million and $15 million for Intelligence and Information Systems, $14 million and $14 million for Missile Systems, $179 million and $177 million for Network Centric Systems, $260 million and $219 million for Space and Airborne Systems, and $298 million and $264 million for Technical Services. Intersegment sales in the six months ended June 25, 2006 were $9 million at Aircraft. Aircraft net sales do not include intersegment aircraft, parts, and service sales to Flight Options of $56 million and $45 million in the six months ended June 25, 2006 and June 26, 2005, respectively.

	Operating Income Three Months Ended		Operating Income Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In millions)
Integrated Defense Systems	$177	$139	$335	$260
Intelligence and Information Systems	58	59	113	109
Missile Systems	122	104	232	209
Network Centric Systems	91	78	175	157
Space and Airborne Systems	152	146	297	301
Technical Services	32	38	64	69
Aircraft	41	33	57	35
Other	(10)	(20)	(23)	(41)
FAS/CAS Pension Adjustment	(100)	(116)	(190)	(232)
Corporate and Eliminations	(51)	(34)	(94)	(63)

Total	$512	$427	$966	$804

Defense businesses after eliminations	$595	$528	$1,149	$1,042

Intersegment operating income in the three months ended June 25, 2006 and June 26, 2005, respectively, was $1 million and $2 million for Integrated Defense Systems, $1 million and $1 million for Missile Systems, $7 million and $8 million for Network Centric Systems, $14 million and $10 million for Space and Airborne Systems, and $14 million and $15 million for Technical Services.

Intersegment operating income in the six months ended June 25, 2006 and June 26, 2005, respectively, was $3 million and $3 million for Integrated Defense Systems, $1 million and $1 million for Intelligence and Information Systems, $1 million and $1 million for Missile Systems, $14 million and $16 million for Network Centric Systems, $23 million and $17 million for Space and Airborne Systems, and $25 million and $25 million for Technical Services. Aircraft operating income does not include profit on intersegment aircraft sales to Flight Options until the underlying aircraft has been sold by Flight Options. Aircraft also provides maintenance services, parts and leased aircraft to Flight Options on which profit or loss is recorded as services or products are provided.

Included in operating income in the three and six months ended June 25, 2006 was a $2 million and a $4 million benefit, respectively, at Flight Options and a corresponding charge at Aircraft related to a credit issued to Flight Options by Aircraft in connection with the assumption by Flight Options of certain infrastructure and personnel related to the maintenance services previously provided by Aircraft to Flight Options. We expect that this quarterly credit arrangement will continue through the second quarter of 2008.

The following table reconciles operating income to income from continuing operations before taxes:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In millions)
Operating income	$512	$427	$966	$804
Non-operating expense, net	(40)	(70)	(57)	(151)

Income from continuing operations before taxes	$472	$357	$909	$653

	Operating Margin Three Months Ended		Operating Margin Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Integrated Defense Systems	17.1%	14.8%	16.7%	14.1%
Intelligence and Information Systems	9.2	9.4	9.1	9.3
Missile Systems	10.9	10.3	11.0	10.5
Network Centric Systems	10.3	9.7	10.5	10.0
Space and Airborne Systems	14.4	13.8	14.3	14.9
Technical Services	6.7	7.5	6.8	7.1
Aircraft	5.5	4.8	4.6	3.1
Other	(5.0)	(10.6)	(5.9)	(10.8)
FAS/CAS Pension Adjustment Corporate and Eliminations Total	9.0%	7.9%	8.9%	7.8%

Defense businesses after eliminations	12.5%	11.6%	12.4%	11.8%

	Free Cash Flow Three Months Ended		Free Cash Flow Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In millions)
Integrated Defense Systems	$206	$70	$281	$160
Intelligence and Information Systems	40	58	(54)	15
Missile Systems	49	231	84	282
Network Centric Systems	23	142	5	2
Space and Airborne Systems	(8)	69	(165)	(178)
Technical Services	(27)	32	5	14
Aircraft	(72)	(59)	(38)	(7)
Other	41	15	75	24
Corporate	104	178	120	86

Total	$356	$736	$313	$398

Defense businesses	$283	$602	$156	$295

Free cash flow for Corporate includes the difference between the total amounts paid for interest and taxes and the amounts charged to the segments on an intercompany basis. Free cash flow for Corporate also include $200 million discretionary pension plan contributions that were made in both the six months ended June 25, 2006 and June 26, 2005.

The following table reconciles free cash flow to net cash provided by operating activities from continuing operations:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In millions)
Free cash flow	$356	$736	$313	$398
Plus: Expenditures for property, plant and equipment	62	64	105	112
Capitalized expenditures for internal use software	21	20	26	36

Net cash provided by operating activities from continuing operations	$439	$820	$444	$546

	Identifiable Assets
	June 25, 2006	Dec. 31, 2005
	(In millions)
Integrated Defense Systems	$1,636	$1,783
Intelligence and Information Systems	1,970	1,923
Missile Systems	4,850	4,716
Network Centric Systems	3,683	3,609
Space and Airborne Systems	4,416	4,210
Technical Services	1,310	1,290
Aircraft	2,408	2,249
Other	1,210	1,259
Corporate	2,970	3,342

Total	$24,453	$24,381

10. Other (Income) Expense, net

The components of other (income) expense, net were as follows:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
	(In millions)
Securities class action lawsuit adjustment	$(34)	$—	$(34)	$—
Sale of the Space Imaging investment	—	—	(21)	—
Tentative ERISA lawsuit settlement	7	—	7	—
Loss on sale of HRL investment	4	—	4	—
Securities and Exchange Commission settlement offer	—	—	—	12
Other	11	—	5	5

Total	$(12)	$—	$(39)	$17

11. Discontinued Operations

In 2000, we sold our Raytheon Engineers & Constructors businesses (RE&C) to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, we were required to perform various contract and lease obligations under letters of credit, surety bonds and guarantees (Support Agreements) that we had provided to project owners and other parties.

We have since settled many of those Support Agreement obligations. For the remaining Support Agreement obligations, we have various risks and exposures, including warranty close out, various liquidated damages issues and potential adverse claims resolution.

We recorded net charges of $2 million and $13 million in the three months ended June 25, 2006 and June 26, 2005, respectively, and $5 million and $55 million in the six months ended June 25, 2006 and June 26, 2005, respectively for program management, legal and other costs related to RE&C. Included in the six months ended June 26, 2005, was a $39 million charge for the settlement of a class action lawsuit, which does not reflect insurance proceeds of $28 million received in the three months ended December 31, 2005. Included in the three months ended June 26, 2005 was a $23 million after-tax charge for an estimated liability for foreign tax-related matters. Although not expected to be material, additional losses on foreign tax-related matters could be recorded in the future as estimates are revised or the underlying matters are settled.

Liabilities related to RE&C included net current liabilities of $45 million and $33 million at June 25, 2006 and December 31, 2005, respectively.

In 2002, we sold our Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. As part of the transaction, we retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete. In January 2006, a dispute regarding the AIS purchase price was resolved in arbitration and we recorded a pretax charge of $26 million in 2005 related to this settlement. In the first three months of 2006, all liabilities related to the purchase price dispute were discharged. We recorded charges related to AIS of $4 million in the six months ended June 26, 2005 primarily related to the BBJ program.

Liabilities related to AIS included net current liabilities of $2 million and $16 million at June 25, 2006 and December 31, 2005, respectively.

In the three months ended June 25, 2006, the total loss from discontinued operations was $2 million pretax and $1 million after-tax versus $13 million pretax, $32 million after-tax, or $0.07 per basic and diluted share in the three months ended June 26, 2005.

In the six months ended June 25, 2006, the total loss from discontinued operations was $5 million pretax, $3 million after-tax, or $0.01 per basic and diluted share, versus $59 million pretax, $62 million after-tax, or $0.14 per basic and diluted share in the six months ended June 26, 2005.

12. Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $117 million. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $85 million before U.S. government recovery and had this amount accrued at June 25, 2006. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $49 million at June 25, 2006 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of the Company or our affiliates. Approximately $300 million, $749 million and $82 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at June 25, 2006, respectively, and $312 million, $767 million and $78 million were outstanding at December 31, 2005, respectively. These instruments expire on various dates through 2015. Included in guarantees and letters of credit above was $76 million and $154 million at June 25, 2006, respectively, and $76 million and $183 million at December 31, 2005, respectively related to our joint venture in Thales-Raytheon Systems (TRS). Also included in guarantees, letters of credit and surety bonds above was $83 million, $23 million and $60 million at June 25, 2006, respectively and $94 million, $8 million and $62 million at December 31, 2005, respectively, related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in connection with obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation for the Company.

In July 2006, the Company successfully concluded negotiations and executed an indemnity related to an order for 50 Hawker 4000 aircraft. The Company’s indemnity obligations under the agreement are capped at a maximum of $125 million and decrease over time. In connection with this order, Raytheon Aircraft will be subject to damages capped at approximately $80 million if it fails to deliver at least 30 aircraft in accordance with the terms of the agreement. Under the agreement, Raytheon Aircraft is also providing a guaranteed maintenance program which runs for ten years from the delivery date of each Hawker 4000 aircraft and provides for a guaranteed cost of maintenance, subject to annual CPI and other adjustments, for each aircraft. Raytheon Aircraft is responsible for any costs that exceed the guaranteed cost of maintenance. Raytheon Aircraft also is providing a dispatch availability agreement that provides for guaranteed dispatch availability at certain rates.

The customers of Flight Options (FO) have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $553 million and $575 million at June 25, 2006, and December 31, 2005, respectively.

FO has had a history of operating losses. If losses at FO were to continue over the longer-term or if FO’s financial objectives were no longer expected to be achieved, our investment in FO could become further impaired and additional charges may be required. FO must demonstrate substantial operating results improvement to achieve its financial objectives including achieving its sales forecasts, reducing maintenance expense and improving dispatch availability over the 2005 average.

In addition, in March 2006, pilots at FO voted to be represented by the International Brotherhood of Teamsters. As a result, FO is obligated to bargain with the union in good faith to reach a mutually acceptable labor agreement for its pilots. While the terms and conditions of any labor agreement that may be agreed upon by the parties, if any, are presently indeterminable, such an agreement could result in changes in pilots’ wages, benefits and working conditions that may increase FO’s operating costs. Although we do not believe that our investment in FO has been further impaired at this time, if the terms of a future labor agreement were to sufficiently impact FO’s ability to achieve its financial objectives, we may record additional charges. Accordingly, this could have a material adverse effect on our results of operations and our financial position.

Raytheon Airline Aviation Services (RAAS) has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation, and declining commercial aviation market conditions. At June 25, 2006 and December 31, 2005, our exposure on commuter aircraft assets was approximately $435 million relating to 218 aircraft and approximately $509 million relating to 253 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. The loan was paid through April 2006 in accordance with the terms of the agreement.

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company. Individually and in the aggregate, these audits and investigations are not expected to have a material adverse effect on our financial position, results of operations, or liquidity. Raytheon Aircraft is also subject to oversight by the Federal Aviation Administration (FAA). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect Raytheon Aircraft’s financial position, results of operations and liquidity, including recovery of its investment in its newer aircraft.

Although not expected to be material, due to potential noncompliance by certain suppliers with Department of Defense procurement requirements, we have experienced delays in deliveries and collections and have not billed customers for certain portions of products as we and other industry participants work to resolve this matter with the Department of Defense.

As noted in Segment Results within Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the second quarter of 2006, Technical Services recorded a profit adjustment related to certain program costs which may be deemed unrecoverable. Although not expected to be material, we may incur additional charges as we continue to assess and engage in discussions regarding the matter.

In June 2006, the Securities and Exchange Commission (SEC) authorized the final settlement of a previously disclosed formal investigation into our disclosure and accounting practices, primarily related to our commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft during the period from 1997 to 2001. The final settlement was consistent with the terms of our previously announced offer of settlement to the staff of the SEC made in April 2005. Under the final settlement, we, without admitting or denying any wrongdoing will pay a civil penalty of $12 million which was accrued in 2005, and consent to the entry of a cease and desist order with respect to violations of Sections 17(a) (2)-(3) of the Securities Act of 1933 and Sections 13(a) and 13(b) (2) (A)-(B) of the Securities Exchange Act of 1934, and related SEC rules. This settlement concludes the SEC’s investigation of this matter with respect to Raytheon.

In addition, the employment of two individuals who had been placed on administrative leave in connection with this matter, one of whom served as our Chief Financial Officer from December 2002 until April 15, 2005, ended in June 2006.

In May 2006, international arbitration hearings commenced against us, as the successor to the Hughes Electronics defense business, in connection with certain claims relating to an alleged 1995 Workshare Agreement. The asserted claims include breach of contract, intellectual property infringement and other related claims. We believe that we have meritorious defenses to these claims and intend to contest the claims vigorously and believe that an unfavorable outcome is not probable. The ultimate resolution of this matter, however, is uncertain and difficult to predict and an adverse resolution to this matter could have a material effect on our financial position, results of operations and liquidity. We currently expect the arbitrator’s liability decision on certain of the claims in the third quarter of 2006.

In May 2004, without admitting any liability or wrongdoing, we reached an agreement to settle a securities class action lawsuit originally filed in 1999 on behalf of us and all individual defendants. The terms of the settlement included a cash payment of $210 million and the issuance of warrants for our common stock with a stipulated value of $200 million. In December 2004, the court approved the settlement, resolving all claims asserted against us and the individual defendants. In connection with the settlement, we recorded a charge of $329 million in 2004, of which $325 million was included in other expense, a $410 million accrued expense, and an $85 million receivable for insurance proceeds primarily related to this settlement. In 2004, we paid $210 million into escrow in connection with the settlement. In 2005, the insurance receivable balance was paid in full. In June 2006, we issued 12,025,662 warrants to purchase our common stock at an exercise price of $37.50 per share, which expire on June 16, 2011. Upon issuance of the warrants, the charge for the settlement was reduced by $34 million and reflected in other (income) expense in the three months ended June 25, 2006 to reflect the difference between the stipulated value of the warrants and the actual fair value of the warrants based on trading on the New York Stock Exchange on the date of issuance. This amount was recorded to other (income) expense, net in the three months ended June 25, 2006. The warrants are listed for trading on the NYSE under the symbol “RTN WS.”

In May 2003, two purported class action lawsuits were filed on behalf of participants in the Company’s savings and investment plans who invested in our common stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act of 1974 (ERISA). Both lawsuits are substantially similar and have been consolidated into a single action. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in our common stock since October 7, 1998. The Second Consolidated Amended ERISA Complaint alleges that the Company, its Pension and Investment Group, and its Investment Committee breached ERISA fiduciary duties by failing to: (1) prudently and loyally manage plan assets, (2) monitor the Pension and Investment Group and the Investment Committee and provide them with accurate information, (3) provide complete and accurate information to plan participants and beneficiaries, and (4) avoid conflicts of interest. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint. In September 2005, the court heard the motion to dismiss but declined to decide the motion subject to a trial on a statue of limitations issue which was scheduled for June 2006. In mediation with a federal magistrate in May 2006, the parties reached a tentative settlement. On June 23, 2006, a proposed settlement agreement was presented to the court for approval. If approved by the court, the settlement agreement would require us to pay $5.5 million, with part of that amount payable directly to the Company’s savings and investment plans, part payable directly to certain participants and beneficiaries and part payable for expenses. We would also pay plaintiffs’ attorney fees in an amount to be determined by a federal magistrate within a range of $1.0 million and $2.5 million as prescribed by the settlement agreement. We recorded a charge of $7 million to other expense in the three months ended June 25, 2006 in connection with this tentative settlement. Under the proposed settlement, the class for purposes of settlement would consist of any person who was a participant or beneficiary at any time between October 7, 1998, and April 30, 2006, and whose plan accounts included investments in the Raytheon Common Stock Fund. The court has stayed any proceedings in light of the proposed settlement. Although we believe that we and the other defendants have meritorious defenses and, in the event the proposed settlement is not approved by the court, intend to contest this lawsuit vigorously, an adverse resolution of this lawsuit could have a material adverse effect on our financial position, results of operations and liquidity. Based on the proposed settlement agreement between the parties, however, the ultimate outcome of this matter is expected to be immaterial.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the ultimate liability or potential range of loss, if any, from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on our financial position, results of operations, or liquidity.

13. Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been finalized.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 155 on our financial position and results of operations has not been finalized.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (SFAS No. 156). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 156 on our financial position and results of operations has not been finalized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements including information regarding our 2006 financial outlook, future plans, objectives, business prospects and anticipated financial performance including, without limitation, statements regarding the receipt of proceeds from escrow; contributions to our pension plans; tax payments; distribution of settlement proceeds; the impact of environmental contingencies, government investigations and other claims and legal proceedings; other entities satisfying their obligations which we have guaranteed; the receipt of a Type Certification from the FAA and the timing of deliveries and revenue recognition; our intent to explore strategic alternatives for Raytheon Aircraft; impact of delays in deliveries and collections; expected capital and internal use software expenditures; compliance with debt covenants; funding for our operating, capital expenditure, and debt service requirements; and our exposure to foreign exchange rates. You can also identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our 2005 Annual Report on Form 10-K and our Current Report on Form 8-K filed on July 27, 2006, and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

Overview

Raytheon Company and its subsidiaries is one of the largest defense electronics contractors in the world, serving all branches of the U.S. military and other U.S. government agencies, NATO and many allied governments. We are a leader in our core defense markets: radars and radio-frequency systems; infrared and electro-optical sensors and systems; missiles and precision weapons; and command, control, communications, computer and intelligence systems. In all of these markets, we provide full life-cycle services to our customers, including product design, delivery and mission support.

Raytheon Aircraft is a leading provider of business and special mission aircraft and delivers a broad line of jet, turboprop and piston-powered airplanes to individual, corporate and government customers worldwide.

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

The following discussion should be read along with our 2005 Annual Report on Form 10-K and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

Consolidated Results of Operations – Second Quarter 2006 Compared with Second Quarter 2005

Net sales were $5.7 billion in the second quarter of 2006 versus $5.4 billion in the second quarter of 2005. The increase in sales was primarily due to higher U.S. government expenditures in our government and defense businesses. Sales to the U.S. Department of Defense (DoD) were 70 percent of sales in the second quarter of 2006 versus 66 percent of sales in the second quarter of 2005. Total sales to the U.S. government, including foreign military sales, were 76 percent of sales in the second quarter of 2006 versus 74 percent in the second quarter of 2005. Total international sales, including foreign military sales, were $1,168 million or 20 percent of sales in the second quarter of 2006 versus $1,073 million or 20 percent of sales in the second quarter of 2005. In general, international sales, excluding foreign military sales, have more favorable cash and profit terms than domestic sales.

Gross margin, net sales less cost of sales, in the second quarter of 2006 was $1,056 million or 18.5 percent of sales versus $919 million or 17.0 percent of sales in the second quarter of 2005. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $100 million and $116 million of expense in the second quarter of 2006 and 2005, respectively.

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense under Cost Accounting Standards (CAS) and is reported as a separate line item in our segment results. SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans that are determined by other factors. Cost Accounting Standards (CAS) prescribe the allocation to and recovery of pension costs on U.S. government contracts and is a major factor in determining pension funding requirements. The results for each segment only include pension expense as determined under CAS that can generally be recovered through the pricing of products and services to the U.S. government.

Administrative and selling expenses were $390 million or 6.8 percent of sales in the second quarter of 2006 versus $356 million or 6.6 percent of sales in the second quarter of 2005.

Research and development expenses were $154 million or 2.7 percent of sales in the second quarter of 2006 versus $136 million or 2.5 percent of sales in the second quarter of 2005.

Operating income was $512 million or 9.0 percent of sales in the second quarter of 2006 versus $427 million or 7.9 percent of sales in the second quarter of 2005. The changes in operating income by segment are discussed below in Segment Results.

Interest expense in the second quarter of 2006 was $69 million versus $82 million in the second quarter of 2005. The decrease in interest expense in the second quarter of 2006 was primarily due to lower average debt offset by higher weighted-average cost of borrowing.

Other (income) expense, net in the second quarter of 2006 was $12 million of income. Included in other income in the second quarter of 2006 was a $34 million favorable adjustment to the class action lawsuit charge relating to the actual value of the warrants issued partially offset by a $7 million charge for the tentative settlement of the ERISA purported class action lawsuit filed in 2003 as described in Note 12, Commitments and Contingencies of the Notes to the Financial Statements.

The effective tax rate was 34.1 percent and 34.7 percent in the second quarter of 2006 and 2005, respectively, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. The 2006 effective tax rate was reduced by ESOP dividend deductions and manufacturing and export-related tax benefits and was increased by various non-deductible expenses. The 2005 effective tax rate was reduced by ESOP dividend deductions, export-related tax benefits and research tax credits and was increased by various non-deductible expenses and an accrual related to the allocation of income among various jurisdictions. We have not recorded any 2006 research tax credit benefit since the applicable statute governing the research tax credit expired at the end of 2005 and has not yet been extended.

Income from continuing operations was $311 million in the second quarter of 2006, or $0.69 per diluted share on 450.3 million average shares outstanding versus income from continuing operations of $233 million in the second quarter of 2005, or $0.51 per diluted share on 455.1 million average shares outstanding.

The loss from discontinued operations, described below in Discontinued Operations, was $1 million after-tax in the second quarter of 2006 versus $32 million after-tax, or $0.07 per diluted share in the second quarter of 2005.

Net income in the second quarter of 2006 was $310 million, or $0.69 per diluted share versus net income of $201 million, or $0.44 per diluted share in the second quarter of 2005.

Segment Results

Integrated Defense Systems had sales of $1,038 million in the second quarter of 2006 versus $940 million in the second quarter of 2005. The increase in sales was due to growth in DDG 1000 and international programs. Operating income was $177 million in the second quarter of 2006 versus $139 million in the second quarter of 2005. The increase in operating margin was primarily due to program performance improvements on domestic and international programs.

Intelligence and Information Systems had sales of $633 million in the second quarter of 2006 versus $630 million in the second quarter of 2005. Operating income was $58 million in the second quarter of 2006 versus $59 million in the second quarter of 2005.

Missile Systems had sales of $1,117 million in the second quarter of 2006 versus $1,007 million in the second quarter of 2005. The increase in sales was due to a ramp up on the Standard Missile and several development programs. Operating income was $122 million in the second quarter of 2006 versus $104 million in the second quarter of 2005. Operating income in the second quarter of 2006 included an award fee resulting from a successful Standard Missile-3 flight test.

Network Centric Systems had sales of $880 million in the second quarter of 2006 versus $804 million in the second quarter of 2005. The increase in sales was primarily due to growth in the Combat Systems business. Operating income was $91 million in the second quarter of 2006 versus $78 million in the second quarter of 2005. The increase in operating margin was due to continued program performance improvements.

Space and Airborne Systems had sales of $1,057 million in the second quarter of 2006 versus $1,060 million in the second quarter of 2005. Operating income was $152 million in the second quarter of 2006 versus $146 million in the second quarter of 2005. The increase in operating margin was primarily due to program performance improvements.

Technical Services had sales of $476 million in the second quarter of 2006 versus $509 million in the second quarter of 2005. The decrease in sales was primarily due to the completion of several large programs. Operating income was $32 million in the second quarter of 2006 versus $38 million in the second quarter of 2005. The decrease in operating margin was primarily due to a profit adjustment related to certain program costs which may be deemed unrecoverable.

Raytheon Aircraft had sales of $745 million in the second quarter of 2006 versus $687 million in the second quarter of 2005. The increase in sales was due to higher new aircraft deliveries. Operating income was $41 million in the second quarter of 2006 versus $33 million in the second quarter of 2005. The increase in operating income was due to higher new aircraft deliveries and mix and continued improved operating performance.

The Other segment, which is comprised of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC and Raytheon Professional Services LLC, had sales of $202 million in the second quarter of 2006 versus $189 million in the second quarter of 2005. The Other segment had an operating loss of $10 million in the second quarter of 2006 versus $20 million in the second quarter of 2005. The decrease in operating loss in the second quarter of 2006 was primarily due to continued improved operating results at FO.

Six Months 2006 Compared with Six Months 2005

Net sales in the first six months of 2006 were $10.9 billion versus $10.4 billion in the first six months of 2005. The increase in sales was due to higher U.S. government expenditures in our government and defense businesses as well as higher sales at Raytheon Aircraft. Sales to the DoD were 71 percent of sales in the first six months of 2006 versus 68 percent of sales in the first six months of 2005. Total sales to the U.S. government, including foreign military sales, were 77 percent of sales in the first six months of 2006 versus 75 percent of sales in the first six months of 2005. Total international sales, including foreign military sales, were $2,131 million or 20 percent of sales in the first six months of 2006 versus $1,979 million or 19 percent of sales in the first six months of 2005.

Gross margin, net sales less cost of sales, in the first six months of 2006 was $2.0 billion or 18.3 percent of sales versus $1.7 billion or 16.9 percent of sales in the first six months of 2005. Included in gross margin was a FAS/CAS Pension Adjustment, described above, of $190 million and $232 million of expense in the first six months of 2006 and 2005, respectively.

Administrative and selling expenses were $751 million or 6.9 percent of sales in the first six months of 2006 versus $705 million or 6.8 percent of sales in the first six months of 2005.

Research and development expenses were $273 million or 2.5 percent of sales in the first six months of 2006 versus $236 million or 2.3 percent of sales in the first six months of 2005.

Operating income was $966 million or 8.9 percent of sales in the first six months of 2006 versus $804 million or 7.8 percent of sales in the first six months of 2005. The changes in operating income by segment are discussed below in Segment Results.

Interest expense in the first six months of 2006 was $137 million versus $158 million in the first six months of 2005. The decrease in interest expense in the first six months of 2006 was primarily due to lower average debt offset by higher weighted-average cost of borrowing.

Other (income) expense, net in the first six months of 2006 was $39 million of income versus $17 million of expense in the first six months of 2005. Included in other (income) expense, net in the first six months of 2006 was a $34 million favorable adjustment to the class action lawsuit described above, partially offset by a $7 million charge for the tentative settlement of the ERISA purported class action lawsuit filed in 2003 as described in Note 12, Commitments and Contingencies of the Notes to the Financial Statements. Included in other (income) expense, net in the first six months of 2005 was a $12 million charge related to our then proposed settlement with the Securities and Exchange Commission (SEC) as described in Note 12, Commitments and Contingencies of the Notes to the Financial Statements.

The effective tax rate was 34.0 percent and 34.3 percent in the first six months of 2006 and 2005, respectively, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. The 2006 effective tax rate was reduced by ESOP dividend deductions and manufacturing and export-related tax benefits and was increased by various non-deductible expenses. The 2005 effective tax rate was reduced by ESOP dividend deductions, export-related tax benefits, and research credits and was increased by various non-deductible expenses and an accrual related to the allocation of income among various jurisdictions.

Income from continuing operations was $600 million in the first six months of 2006, or $1.33 per diluted share on 450.3 million average shares outstanding versus $429 million in the first six months of 2005, or $0.94 per diluted share on 455.6 million average shares outstanding.

The loss from discontinued operations, described below in Discontinued Operations, was $3 million after-tax, or $0.01 per diluted share in the first six months of 2006 versus $62 million after-tax, or $0.14 per diluted share in the first six months of 2005.

Net income in the first six months of 2006 was $597 million, or $1.33 per diluted share versus $367 million, or $0.81 per diluted share in the first six months of 2005.

Segment Results

Integrated Defense Systems had sales of $2,001 million in the first six months of 2006 versus $1,846 million in the first six months of 2005. The increase in sales was due to growth in DDG 1000 and international programs. Operating income was $335 million in the first six months of 2006 versus $260 million in the first six months of 2005. The increase in operating margin was primarily due to program performance improvements on domestic and international programs.

Intelligence and Information Systems had sales of $1,244 million in the first six months of 2006 versus $1,172 million in the first six months of 2005. The increase in sales was due to growth in classified programs. Operating income was $113 million in the first six months of 2006 versus $109 million in the first six months of 2005.

Missile Systems had sales of $2,106 million in the first six months of 2006 versus $1,997 million in the first six months of 2005. The increase in sales was due primarily to the ramp up on the Standard Missile and several development programs. Operating income was $232 million in the first six months of 2006 versus $209 million in the first six months of 2005. Operating income in the first six months of 2006 included an award fee resulting from a successful Standard Missile-3 flight test.

Network Centric Systems had sales of $1,671 million in the first six months of 2006 versus $1,566 million in the first six months of 2005. The increase was primarily due to growth in the Combat Systems business. Operating income was $175 million in the first six months of 2006 versus $157 million in the first six months of 2005. The increase in operating margin was due to continued program performance improvements.

Space and Airborne Systems had sales of $2,075 million in the first six months of 2006 versus $2,017 million in the first six months of 2005. Operating income was $297 million in the first six months of 2006 versus $301 million in the first six months of 2005.

Technical Services had sales of $936 million in the first six months of 2006 versus $976 million in the first six months of 2005. The decrease in sales was primarily due to the completion of several large programs. Operating income was $64 million in the first six months of 2006 versus $69 million in the first six months of 2005. The decrease in operating margin was primarily due to a profit adjustment related to certain program costs which may be deemed unrecoverable.

Raytheon Aircraft had sales of $1,238 million in the first six months of 2006 versus $1,129 million in the first six months of 2005. The increase in sales was due to higher new aircraft deliveries. Operating income was $57 million in the first six months of 2006 versus $35 million in the first six months of 2005. The increase in operating income was due to higher new aircraft deliveries and mix and continued improved operating performance.

We have made significant investments in our Premier and Hawker 4000 aircraft, the realization of which is contingent upon future sales at forecasted prices and reductions in production costs on future deliveries. We use lot accounting for new commercial aircraft introductions. Once the initial lots have been completed, the use of lot accounting for these aircraft will be discontinued. The size of the initial lot for the Premier and the Hawker 4000 is 200 and 75 units, respectively, and we expect to complete the lots in 2007 and 2009, respectively. In May 2006, we completed the Functional and Reliability testing for the Hawker 4000 and are currently working with the FAA to finalize certain documentation and fulfill certain other conditions required by the FAA to issue the Type Certification. We currently expect that the FAA will issue the Type Certification in the third quarter of 2006. We also anticipate that after making certain post-certification modifications, we will make initial deliveries of Hawker 4000 aircraft and recognize revenue in the fourth quarter of 2006. However, any delays in the issuance of the Type Certification or the completion of the post-certification modifications could negatively affect the anticipated timing of our initial deliveries of the aircraft and recognition of revenue.

In addition, on July 27, 2006, we announced our intention to explore strategic alternatives for Raytheon Aircraft, which may include among others, a potential sale of the business, initial public offering or spin-off to shareholders or some combination thereof. However, we can give no assurance that a transaction involving Raytheon Aircraft will occur or that Raytheon Aircraft’s business will not be impacted by the uncertainty arising from any potential sale or other transaction. We currently anticipate that any such transaction will not involve FO or RAAS, our commuter aircraft business.

The Other segment had sales of $392 million in the first six months of 2006 versus $381 million in the first six months of 2005. The Other segment had an operating loss of $23 million in the first six months of 2006 versus $41 million in the first six months of 2005. The decrease in operating loss in the first six months of 2006 was primarily due to improved operating results at FO.

The Other segment’s results were primarily comprised of the operations of FO. Although FO has had a history of operating losses, the higher losses in 2005 were due to increased supplemental lift (higher third party chartering expense) and maintenance expense related to the operational impacts primarily from older aircraft in the fleet, and the timing of peak customer demand. The older aircraft in the fleet are being retired and replaced by newer aircraft which is expected to be substantially complete by 2008. At the same time, FO is also taking action to reduce the number of different types of aircraft in its fleet from twelve to four and in connection with this action reduce current operating costs. Although we believe that these actions will result in improved financial results, there can be no assurance that these actions will have the expected effect. If losses at FO were to continue over the longer-term or if FO’s financial objectives were no longer expected to be achieved, our investment in FO could become further impaired and additional charges may be required. FO must demonstrate substantial operating results improvement to achieve its financial objectives including achieving its sales forecasts, reducing maintenance expense and improving dispatch availability over the 2005 average.

In March 2006, pilots at FO voted to be represented by the International Brotherhood of Teamsters. As a result, FO is obligated to bargain with the union in good faith to reach a mutually acceptable labor agreement for its pilots. While the terms and conditions of any labor agreement that may be agreed upon by the parties, if any, are presently indeterminable, such an agreement could result in changes in pilots’ wages, benefits and working conditions that may increase FO’s operating costs. Although we do not believe that our investment in FO has been further impaired at this time, if the terms of a future labor agreement were to sufficiently impact FO’s ability to achieve its financial objectives, we may record additional charges. Accordingly, this could have a material adverse effect on our results of operations and our financial position.

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation, and declining commercial aviation market conditions. At June 25, 2006 and December 31, 2005, our exposure on commuter aircraft assets was $435 million relating to 218 aircraft and $509 million relating to 253 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

Backlog consisted of the following at:

	June 25, 2006	Dec. 31, 2005
	(In millions)
Integrated Defense Systems	$7,698	$8,010
Intelligence and Information Systems	3,869	4,077
Missile Systems	8,261	8,040
Network Centric Systems	4,327	4,307
Space and Airborne Systems	5,464	5,220
Technical Services	1,644	1,594
Aircraft	2,721	2,891
Other	285	280

Total	$34,269	$34,419

Defense businesses included above	$31,263	$31,248

Funded backlog consisted of the following at:

	June 25, 2006	Dec. 31, 2005
	(In millions)
Integrated Defense Systems	$3,501	$3,009
Intelligence and Information Systems	725	642
Missile Systems	4,756	4,443
Network Centric Systems	3,087	2,839
Space and Airborne Systems	3,108	2,851
Technical Services	1,006	916
Aircraft	2,721	2,600
Other	285	280

Total	$19,189	$17,580

Defense businesses included above	$16,183	$14,700

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated. The increase in funded backlog from December 31, 2005 was due to the release of funds as a result of the passage of the Fiscal Year 2006 Defense Appropriations Bill.

Gross bookings were as follows:

	Six Months Ended
	June 25, 2006	June 26, 2005
	(In millions)
Integrated Defense Systems	$1,704	$3,471
Intelligence and Information Systems	1,141	1,111
Missile Systems	2,420	2,244
Network Centric Systems	1,562	2,266
Space and Airborne Systems	1,950	2,249
Technical Services	641	554
Aircraft	1,117	1,074
Other	386	376

Total	$10,921	$13,345

Defense businesses included above	$9,418	$11,895

In the second quarter of 2005, Integrated Defense Systems booked $1.7 billion to continue the ship system integration and detail design for the U.S. Navy’s DDG 1000 Destroyer.

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

We recorded net charges of $2 million and $13 million in the second quarter of 2006 and 2005, respectively, and $5 million and $55 million in the first six months of 2006 and 2005, respectively for program management, legal, and other costs related to RE&C. Included in the first six months of 2005, was a $39 million charge for the settlement of a class action lawsuit, which does not reflect insurance proceeds of $28 million received in the fourth quarter of 2005. In the second quarter of 2005, we also recorded an additional $23 million after-tax charge for an estimated liability for foreign tax-related matters. Although not expected to be material, additional losses on foreign tax-related matters could be recorded in the future as estimates are revised or the underlying matters are settled.

In 2002, we sold our Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. As part of the transaction, we retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete. In January 2006, a dispute regarding the AIS purchase price was resolved in arbitration and we recorded a pretax charge of $26 million in 2005 related to this settlement. In the first quarter of 2006, all liabilities related to the purchase price dispute were discharged. We recorded charges related to AIS of $4 million in the first six months of 2005, primarily related to the BBJ program.

In the second quarter of 2006, the total loss from discontinued operations was $2 million pretax and $1 million after-tax versus $13 million pretax, $32 million after-tax, or $0.07 per basic and diluted share in the second quarter of 2005.

In the first six months of 2006, the total loss from discontinued operations was $5 million pretax, $3 million after-tax, or $0.01 per basic and diluted share, versus $59 million pretax, $62 million after-tax, or $0.14 per basic and diluted share in the first six months of 2005.

Net cash used in operating activities from discontinued operations related to RE&C was $10 million in the first six months of 2006 versus net cash used of $47 million in the first six months of 2005.

Financial Condition and Liquidity

Operating Activities - Net cash provided by operating activities was $440 million in the first six months of 2006 versus $494 million in the first six months of 2005. Net cash provided by operating activities from continuing operations was $444 million in the first six months of 2006 versus $546 million in the first six months of 2005. In the first six months of 2006, we made $135 million in tax payments. Tax payments in 2006 are expected to be between approximately $340 and $360 million. In the first six months of 2006 and 2005, we made $200 million of discretionary contributions to our pension plans.

The increase in inventory at June 25, 2006 versus December 31, 2005 was due to the increase in inventory at Raytheon Aircraft to support the higher deliveries expected in the second half of the year.

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

We provide long-term financing to our aircraft customers. Origination of financing receivables in the first six months of 2006 was $103 million versus $91 million in the first six months of 2005. Collection of financing receivables not sold was $174 million in the first six months of 2006 versus $163 million in the first six months of 2005. We received proceeds of $35 million in the first six months of 2006 versus $19 million in the first six months of 2005 related to the sale of certain general aviation finance receivables.

Investing Activities - Net cash used in investing activities in the first six months of 2006 was $128 million versus $187 million in the first six months of 2005. Capital expenditures were $105 million in the first six months of 2006 versus $112 million in the first six months of 2005. Capitalized expenditures for internal use software were $26 million in the first six months of 2006 versus $36 million in the first six months of 2005. Capitalized expenditures for property, plant and equipment and internal use software are expected to be between approximately $480 and $530 million in 2006.

In the first six months of 2006, we sold our investment in HRL Laboratories, LLC for $28 million, received proceeds of $21 million related to the sale of Space Imaging (in which we had an investment) and paid $47 million for the acquisition of Houston Associates, Inc. In the first six months of 2005, we paid the third and final installment of $60 million related to our 2003 acquisition of Solipsys Corporation.

Financing Activities - Net cash used in financing activities was $589 million in the first six months of 2006 versus net cash used of $409 million in the first six months of 2005. Dividends paid to stockholders were $205 million in the first six months of 2006 versus $190 million in the first six months of 2005. The quarterly dividend rate was $0.24 per share for the first six months of 2006 versus $0.22 per share for the first six months of 2005. On June 29, 2006, our Board of Directors approved a dividend for the second quarter of 2006 of $0.24 per share. As this approval occurred after the end of the second quarter, this dividend was not reflected in our financial statements for the second quarter of 2006. This dividend will be recorded in our financial statements for the third quarter of 2006. We continue to expect our Board of Directors to declare four quarterly dividends in 2006.

In November 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock. In the first six months of 2006 and 2005, we repurchased 2.4 million shares of common stock for $102 million and 4.9 million shares of common stock for $192 million, respectively, under this program. Since the program’s inception, we have repurchased 13.6 million shares of common stock for $538 million. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock commencing in 2006 as well as an increase to the annual dividend from $0.88 to $0.96 per share. No shares have been repurchased under this program to date.

Capital Structure and Resources

Total debt was $4.0 billion at June 25, 2006 and $4.5 billion at December 31, 2005. Cash and cash equivalents were $925 million at June 25, 2006 and $1.2 billion at December 31, 2005. At June 25, 2006, the cash and cash equivalent balance included approximately $105 million of cash held by foreign subsidiaries. Total debt, as a percentage of total capital, was 26.1 percent at June 25, 2006 versus 29.4 percent at December 31, 2005.

In the second quarter of 2006, $408 million of subordinated notes payable matured, which consisted of a payment of $382 million and a reduction in our investment in RC Trust I of $26 million.

We have a $2.2 billion bank revolving credit facility in which we can draw down on lines of credit and use the credit facility to support commercial paper or letters of credit that we may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of June 25, 2006 and December 31, 2005, there were no borrowings under our credit facilities. We had, however, approximately $110 million and $100 million of outstanding letters of credit at June 25, 2006 and December 31, 2005, respectively, which effectively reduced our borrowing capacity under both the current and previous credit facilities by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capitalization of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during the first six months of 2006 in which such credit facility was in place and expect to continue to be in compliance throughout the remainder of 2006.

In addition, certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity.

We enter into various interest rate swaps that correspond to a portion of our fixed-rate debt in order to effectively hedge interest rate risk. The $600 million notional value of interest rate swaps that remained outstanding at June 25, 2006 effectively converted that portion of our total fixed-rate debt to variable-rate debt based on LIBOR.

Credit ratings for the Company were assigned by Fitch’s at F2 for short-term borrowing and BBB for senior debt, by Moody’s at P-2 for short-term borrowing and Baa2 for senior debt, and by Standard and Poor’s at A-2 for short-term borrowing and BBB for senior debt.

In May 2006, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion in debt securities, common or preferred stock and warrants to purchase the aforementioned securities. In June 2006, we used approximately $450 million under the shelf registration to register the common stock to be issued upon the exercise of the warrants issued as part of the settlement of the securities class action lawsuit described in Note 12, Commitments and Contingencies of the Notes to the Financial Statements. At June 25, 2006, our shelf registrations aggregated $5.0 billion of which $2.8 billion remained available.

Our need for, cost of and access to funds are dependent on our future operating results, as well as other external conditions. We expect that cash and cash equivalents, cash flow from operations, proceeds from divestitures and other available financing resources will be sufficient to meet anticipated operating, capital expenditure and debt service requirements during the next twelve months and for the foreseeable future.

Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $117 million. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $85 million before U.S. government recovery and had this amount accrued at June 25, 2006. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $49 million at June 25, 2006 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of the Company or our affiliates. Approximately $300 million, $749 million and $82 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at June 25, 2006, respectively, and $312 million, $767 million and $78 million were outstanding at December 31, 2005, respectively. These instruments expire on various dates through 2015. Included in guarantees and letters of credit above was $76 million and $154 million at June 25, 2006, respectively, and $76 million and $183 million at December 31, 2005, respectively related to our joint venture in Thales-Raytheon Systems (TRS). Also included in guarantees, letters of credit and surety bonds above was $83 million, $23 million and $60 million at June 25, 2006, respectively and $94 million, $8 million and $62 million at December 31, 2005, respectively, related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in connection with obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation for the Company.

The customers of Flight Options (FO) have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $553 million and $575 million at June 25, 2006, and December 31, 2005, respectively.

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice, and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company. Individually and in the aggregate, these audits and investigations are not expected to have a material adverse effect on our financial position, results of operations, or liquidity. Raytheon Aircraft is also subject to oversight by the Federal Aviation Administration (FAA). The FAA routinely evaluates aircraft operational and safety requirements and is responsible for certification of new and modified aircraft. Future action by the FAA may adversely affect Raytheon Aircraft’s financial position, results of operations and liquidity, including recovery of its investment in its newer aircraft.

Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been finalized.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 155 on our financial position and results of operations has not been finalized.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (SFAS No. 156). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 156 on our financial position and results of operations has not been finalized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates.

We meet our working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. We enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. We also enter into foreign currency forward contracts with commercial banks to fix the dollar value of commitments and payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments we use for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability or transaction for which a firm commitment is in place.

Financial instruments we hold that are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of the financial instruments that we held at June 25, 2006 and June 26, 2005, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent, was approximately $2 million and $1 million, respectively, after-tax. Fixed rate financial instruments were not evaluated, as the risk exposure is not material. We believe our exposure due to changes in foreign exchange rates is not material due to our hedging policy and the fact that we do not enter into speculative hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 25, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting—During the second quarter of 2006, as a result of the departure of the Company’s Controller, the Chief Financial Officer, on an interim basis, assumed substantially all of the responsibilities and duties of the Controller function. Except as noted in the preceding sentence, there were no changes in our internal control over financial reporting that occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Previously Reported Matters

The following summarizes developments that have occurred in our previously reported legal proceedings since our Form 10-Q for the period ended March 26, 2006 was filed.

In re Raytheon Securities Litigation. As previously reported, in late 1999, Raytheon and two of its officers were named as defendants in several class action lawsuits. These lawsuits were consolidated into a single complaint in June 2000, when four additional former or present officers were named as defendants in a Consolidated and Amended Class Action Complaint (the “Consolidated Complaint”) with the caption, In re: Raytheon Securities Litigation (Civil Action No. 12142-PBS), filed in the U.S. District Court in Massachusetts. The Consolidated Complaint principally alleged that the defendants violated federal securities laws by purportedly making misleading statements and by failing to disclose material information concerning our financial performance during the class period. In May 2004, without admitting any liability or wrongdoing, we reached an agreement to settle this class action lawsuit on behalf of Raytheon and all individual defendants. The terms of the settlement included a cash payment of $210 million and the issuance of warrants for our common stock with a stipulated value of $200 million. The warrants will have a five-year term with a strike price of $37.50 and will be issued when the settlement proceeds are distributed to the claimants. On December 10, 2004, the Court entered a final judgment resolving all claims asserted against Raytheon and the individual defendants. On March 10, 2006, the Court heard the motion to approve the class distribution order. The Court deferred approval of the order and scheduled another hearing. On April 24, 2006, the Court issued the class distribution order. In June 2006, we issued 12,025,662 warrants to purchase our common stock at an exercise price of $37.50 per share. The warrants are listed for trading on the New York Stock Exchange under the symbol “RTN WS.”

In re Raytheon ERISA Litigation. As previously reported, in May 2003 two purported class action lawsuits captioned, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS), and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in the U.S. District Court in Massachusetts on behalf of participants in the Company’s savings and investment plans who invested in our common stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (“ERISA”). Both complaints allege that the Company and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of the Company’s savings and investment plans’ investment in our common stock. The Court consolidated these actions in September 2003. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in our common stock since October 7, 1998. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint. In September 2005, the Court heard the motion to dismiss but declined to decide the motion subject to a trial on a statute of limitations issue, which is scheduled for June 2006. In mediation with a federal Magistrate in May 2006, the parties reached a tentative settlement. On June 23, 2006, a proposed settlement agreement was presented to the Court for approval. If approved by the Court, the settlement agreement would require us to pay $5.5 million, with part of that amount payable directly to the Company’s savings and investment plans, part payable directly to certain participants and beneficiaries and part payable for expenses. We would also pay plaintiffs’ attorney fees in an amount to be determined by a federal Magistrate within a range of

$1 million and $2.5 million as prescribed by the settlement agreement. Under the proposed settlement, the class for purposes of settlement would consist of any person who was a participant or beneficiary at any time between October 7, 1998, and April 30, 2006, and whose plan accounts included investments in the Raytheon Common Stock Fund. The Court has stayed any proceedings in light of the proposed settlement. Although we believe that we and the other defendants have meritorious defenses and, in the event the proposed settlement is not approved by the Court, intend to contest this lawsuit vigorously, an adverse resolution of this lawsuit could have a material adverse effect on our financial position, results of operations and liquidity. Based on the proposed settlement agreement between the parties, however, the ultimate outcome of this matter is expected to be immaterial.

SEC Investigation. As previously reported, in 2003, the staff of the Securities and Exchange Commission commenced a formal investigation into our disclosure and accounting practices, primarily related to our commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft Company during the period from 1997 to 2001. On April 15, 2005, we announced that we had submitted an offer of settlement to the staff of the SEC. In June 2006, the SEC authorized the final settlement of the investigation against us. Under the final settlement, which was consistent with our offer of settlement, we, without admitting or denying any wrongdoing, will pay a civil penalty of $12 million and consent to the entry of a cease and desist order with respect to violations of Sections 17(a)(2)-(3) of the Securities Act of 1933 and Sections 13(a) and 13(b)(2)(A)-(B) of the Securities Exchange Act of 1934, and related SEC rules. This settlement concludes the SEC’s investigation of this matter with respect to Raytheon.

In addition, the employment of two individuals who had been placed on administrative leave in connection with this matter, one of whom served as our Chief Financial Officer from December 2002 until April 15, 2005, ended in June 2006.

Other Matters

We are primarily engaged in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government investigate whether our operations are being conducted in accordance with these requirements. U.S. government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Defense contractors are also subject to many levels of audit and investigation. Agencies which oversee contract performance include the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice, and Congressional Committees. The Department of Justice from time to time has convened grand juries to investigate possible irregularities by us.

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

ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our 2005 Annual Report on Form 10-K and our Current Report on Form 8-K filed on July 27, 2006. There have been no material changes from the factors disclosed in our 2005 Annual Report on Form 10-K and our Current Report on Form 8-K filed on July 27, 2006, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
April (March 27 – April 23, 2006)	11,812	—	$45.55	$912 million
May (April 24 – May 21, 2006)	8,729	—	$46.29	$912 million
June (May 22 – June 25, 2006)	180,667	—	$44.22	$912 million

Total	201,208	—	$44.38

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the second quarter of 2006 includes: (i) the surrender by employees of 591 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options, and (ii) the surrender by employees of 200,617 shares to satisfy income tax withholding obligations in connection with the vesting and distribution of common shares related to the restricted stock previously issued to employees.
(2)	On November 30, 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock commencing in 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Stockholders was held on May 3, 2006. A total of 406,536,190 shares of our common stock were present or represented by proxy at the meeting, representing approximately 91% of the shares outstanding as of the record date for the meeting. There was no solicitation in opposition to our Board of Directors’ nominees as listed in our proxy statement.

At the annual meeting, Raytheon stockholders took the following actions:

1.	Elected the following directors for one-year terms of office expiring at the annual meeting of stockholders in 2007:

Name	For	Withhold
Barbara M. Barrett	395,794,350	10,741,840
Vernon E. Clark	398,213,658	8,322,532
Ferdinand Colloredo-Mansfeld	391,624,563	14,911,627
John M. Deutch	397,448,979	9,087,211
Frederic M. Poses	399,694,553	6,841,637
Michael C. Ruettgers	400,712,829	5,823,361
Ronald L. Skates	400,709,119	5,827,071
William R. Spivey	396,147,340	10,388,850
Linda G. Stuntz	400,580,812	5,955,378
William H. Swanson	397,478,467	9,057,723

2.	Approved the ratification of the appointment of PricewaterhouseCoopers LLP as Raytheon’s independent auditors.

For	395,437,800
Against	7,840,420
Abstain	3,257,970

3.	Approved the terms of performance awards under the Long-Term Performance Plan, as described in our proxy statement.

For	382,025,770
Against	19,625,173
Abstain	4,885,247

4.	Approved a stockholder proposal regarding majority voting for directors, as described in our proxy statement.

For	202,192,062
Against	159,540,932
Abstain	7,907,848
Broker Non-Votes	36,895,348

5.	Rejected a stockholder proposal regarding cumulative voting, as described in our proxy statement.

For	180,740,569
Against	178,537,605
Abstain	10,362,668
Broker Non-Votes	36,895,348

6.	Rejected a stockholder proposal regarding stockholder approval of supplemental executive retirement plans, as described in our proxy statement.

For	181,909,417
Against	182,603,555
Abstain	5,128,151
Broker Non-Votes	36,895,067

7.	Rejected a stockholder proposal regarding the independence of the Chairman of the Board, as described in our proxy statement.

For	172,191,359
Against	192,600,090
Abstain	4,849,673
Broker Non-Votes	36,895,068

ITEM 6. EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

4.1	Warrant Agreement dated May 10, 2006 between Raytheon Company and American Stock Transfer & Trust Company, as warrant agent, filed as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2006, is hereby incorporated by reference.

10.1	Summary of the Long-Term Performance Plan dated January 24, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.2	Form of Raytheon Company Performance Share Award Agreement under the Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ David C. Wajsgras
David C. Wajsgras Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

July 27, 2006