Form 10-Q
period 2006-09-24
RAYTHEON CO/
filed 2006-10-26
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006.

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

Number of shares of Common Stock outstanding as of October 13, 2006: 444,630,000.

RAYTHEON COMPANY

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) Sept. 24, 2006	Dec. 31, 2005
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$1,162	$1,202
Accounts receivable, less allowance for doubtful accounts	367	425
Contracts in process	3,799	3,469
Inventories	2,139	1,722
Deferred federal and foreign income taxes	341	435
Prepaid expenses and other current assets	273	314

Total current assets	8,081	7,567
Property, plant and equipment, net	2,588	2,675
Goodwill	11,617	11,554
Other assets, net	2,501	2,585

Total assets	$24,787	$24,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$582	$79
Subordinated notes payable	—	408
Advance payments and billings in excess of costs incurred	1,965	2,012
Accounts payable	1,084	962
Accrued salaries and wages	971	987
Other accrued expenses	1,285	1,403
Liabilities from discontinued operations	50	49

Total current liabilities	5,937	5,900
Accrued retiree benefits and other long-term liabilities	3,695	3,559
Deferred federal and foreign income taxes	209	125
Long-term debt	3,401	3,969

Commitments and Contingencies (note 12)

Minority interest	165	119

Stockholders’ equity	11,380	10,709

Total liabilities and stockholders’ equity	$24,787	$24,381

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
	(In millions except per share amounts)
Net sales	$5,693	$5,331	$16,556	$15,684

Cost of sales	4,656	4,445	13,529	13,053
Administrative and selling expenses	373	348	1,124	1,053
Research and development expenses	127	124	400	360

Total operating expenses	5,156	4,917	15,053	14,466

Operating income	537	414	1,503	1,218

Interest expense	64	79	201	237
Interest income	(17)	(14)	(58)	(38)
Other (income) expense, net	(3)	(4)	(42)	13

Non-operating expense, net	44	61	101	212

Income from continuing operations before taxes	493	353	1,402	1,006
Federal and foreign income taxes	170	122	479	346

Income from continuing operations	323	231	923	660

Loss from discontinued operations, net of tax	(2)	(3)	(5)	(65)

Net income	$321	$228	$918	$595

Earnings per share from continuing operations
Basic	$0.73	$0.52	$2.09	$1.47
Diluted	$0.72	$0.51	$2.05	$1.45

Loss per share from discontinued operations
Basic	$—	$(0.01)	$(0.01)	$(0.14)
Diluted	$—	$(0.01)	$(0.01)	$(0.14)

Earnings per share
Basic	$0.73	$0.51	$2.08	$1.33
Diluted	$0.71	$0.50	$2.04	$1.31

Dividends declared per share	$0.48	$0.22	$0.72	$0.66

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005
	(In millions)
Cash flows from operating activities
Net income	$918	$595
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	341	327
Deferred federal and foreign income taxes	183	54
Net gain on sales of operating units and investments	(15)	—
Decrease in accounts receivable	59	25
Change in contracts in process and advance payments and billings in excess of costs incurred	(354)	(17)
Increase in inventories	(406)	(238)
Decrease in prepaid expenses and other current assets	44	27
Increase in accounts payable	120	95
(Decrease) increase in accrued salaries and wages	(18)	29
Decrease in other accrued expenses	(66)	(27)
Change in income taxes payable	116	236
Origination of financing receivables	(165)	(218)
Collection of financing receivables not sold	266	278
Sale of financing receivables	40	19
Pension and other adjustments, net	131	159

Net cash provided by operating activities from continuing operations	1,194	1,344
Net cash used in operating activities from discontinued operations	(2)	(56)

Net cash provided by operating activities	1,192	1,288

Cash flows from investing activities
Expenditures for property, plant and equipment	(173)	(183)
Proceeds from sales of property, plant and equipment	2	14
Capitalized expenditures for internal use software	(51)	(61)
Change in other assets	(1)	14
Payment for purchase of acquired companies	(87)	(99)
Proceeds related to sales of operating units and investments	50	7

Net cash used in investing activities	(260)	(308)

Cash flows from financing activities
Dividends paid	(313)	(289)
(Decrease) increase in short-term debt and other notes	(63)	387
Repayments of long-term debt	—	(480)
Repayments of subordinated notes payable	(382)	—
Repurchase of common stock	(352)	(390)
Proceeds under common stock plans	114	56
Tax benefit from stock-based awards	24	—

Net cash used in financing activities	(972)	(716)

Net (decrease) increase in cash and cash equivalents	(40)	264
Cash and cash equivalents at beginning of year	1,202	556

Cash and cash equivalents at end of period	$1,162	$820

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements of Raytheon Company have been prepared on substantially the same basis as our annual financial statements. These unaudited financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. The information herein has been prepared from our accounts without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, these financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial statements for the interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. As used in this report, the terms “we,” “us,” “our,” “Raytheon,” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

2. Stock-Based Compensation

In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. There were no stock options granted in the nine months ended September 24, 2006. In 2004, we also established the Long-Term Performance Plan (LTPP) which provides for restricted stock unit awards granted from the 2001 Stock Plan to our senior leadership.

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

Prior to the adoption of SFAS No. 123R, we accounted for stock options to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25). We also provided the disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures (SFAS No. 148). As a result, no expense was reflected in our net income for the three and nine months ended September 25, 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, stock-based compensation expense was recognized for restricted stock awards and the LTPP awards during such periods.

The table below reflects our pro forma net income and earnings per share for the periods shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123 and SFAS No. 148.

	Three Months Ended	Nine Months Ended
(In millions except per share amounts)	Sept. 25, 2005	Sept. 25, 2005
Reported net income	$228	$595
Stock-based compensation expense included in reported net income, net of tax	11	27
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(18)	(51)

Pro forma net income	$221	$571

Reported basic earnings per share	$0.51	$1.33
Reported diluted earnings per share	$0.50	$1.31

Pro forma basic earnings per share	$0.50	$1.27
Pro forma diluted earnings per share	$0.49	$1.26

The weighted-average fair value of each stock option granted in the nine months ended September 25, 2005 was estimated as $8.44 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life	4 years
Assumed annual dividend growth rate	5%
Expected volatility	30%
Assumed annual forfeiture rate	8%

The expected life was determined based upon our prior experience. The expected volatility was determined using the Company’s and our peer-group’s historic volatility. The risk free interest rate (month-end yields on 4-year U.S. Treasury strips equivalent zero coupon) at the time of grant was 3.6%. In accordance with SFAS No. 123R, we began expensing stock options in 2006 based upon the Black-Scholes values determined at the date of grant.

We recorded $30 million and $82 million of expense related to stock-based compensation in the three and nine months ended September 24, 2006, respectively. We recorded $10 million and $26 million as a tax benefit related to stock-based compensation in the three and nine months ended September 24, 2006, respectively. At September 24, 2006, there was $170 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.7 years.

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

Restricted stock activity for the nine months ended September 24, 2006 was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	3,982	$36.77
Granted	2,137	46.51
Vested	(721)	34.14
Forfeited	(215)	37.75

Outstanding at September 24, 2006	5,183	41.03

Long-Term Performance Plan

Awards of restricted stock units to senior leadership under the LTPP are made from the 2001 Stock Plan. These awards vest when specific pre-established levels of performance are achieved at the end of a three-year performance cycle. The performance goals for both the 2004 – 2006 LTPP and the 2005 – 2007 LTPP are independent of each other and equally weighted, and are based on two metrics: free cash flow, as defined, and total shareholder return (TSR) relative to a peer group. The performance goals for the 2006 - 2008 LTPP are independent of each other and based on three metrics: free cash flow, as defined, weighted at 50%, return on invested capital (ROIC), as defined, weighted at 25%, and TSR relative to a peer group, weighted at 25%. The ultimate award, which is determined at the end of each of the three-year performance cycles, can range from zero to 200% of the target award. Compensation expense for the 2004 – 2006 and 2005 – 2007 awards is recognized over the performance period based on the intrinsic value method. In accordance with SFAS No. 123R, compensation expense for the 2006 – 2008 awards is recognized over the performance period based upon the intrinsic value method for the free cash flow and ROIC portions of the award and the binomial method for the TSR portion of the award. Compensation expense for the free cash flow and ROIC portions of the awards will be adjusted based upon the expected achievement of those performance goals. Prior to the adoption of SFAS No. 123R, we recorded compensation expense in accordance with APB No. 25.

LTPP activity related to the expected units for the nine months ended September 24, 2006 was as follows:

(Unit amounts in thousands)	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	1,047	$34.35
Granted	490	46.04
Increase related to expected performance	326	31.09
Forfeited	(104)	35.51

Outstanding at September 24, 2006	1,759	36.93

The increase related to expected performance represents increases to awards based on the expected achievement of performance goals.

Stock Options

The 2001 Stock Plan provides for the grant of both incentive and nonqualified stock options at an exercise price which is not less than 100% of the fair value on the date of grant. The 1995 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price which is not less than 100% of the fair value on the date of grant. The 1991 Stock Plan provided for the grant of incentive stock options at an exercise price which was 100% of the fair value on the date of grant and nonqualified stock options at an exercise price which may have been less than the fair value on the date of grant. The 1976 Stock Option Plan provided for the grant of both incentive and nonqualified stock options at an exercise price which was 100% of the fair value on the date of grant. All of these plans were approved by our stockholders. No further grants are allowed under the 1995 Stock Plan, 1991 Stock Plan or 1976 Stock Option Plan.

Stock options granted under our plans may generally be exercised in their entirety from 1 to 6 years after the date of grant. Incentive stock options terminate 10 years from the date of grant, and become exercisable to a maximum of $100,000 per year if granted after December 31, 1986. Nonqualified stock options terminate 11 years from the date of grant in connection with the 1991 Stock Option Plan, 10 years and a day if issued in connection with the 1995 Stock Option Plan or as determined by the MDCC if issued under the 2001 Stock Plan.

Proceeds from the exercise of stock options are credited to common stock at par value and the excess is credited to additional paid-in capital.

Stock option activity for the nine months ended September 24, 2006 was as follows:

(Share amounts in thousands)	Shares	Weighted- Average Option Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2005	33,685	$40.20
Exercised	(4,198)	29.37
Forfeited or expired	(2,177)	50.21

Outstanding at September 24, 2006	27,310	$41.06	4.33	$169

Vested and nonvested expected to vest at September 24, 2006	27,250	$41.08	4.33	$168

Exercisable at September 24, 2006	26,565	$41.31	4.28	$157

The total intrinsic value of options exercised in the nine months ended September 24, 2006 was $63 million. The total fair value of shares vested during the nine months ended September 24, 2006 and September 25, 2005 was $21 million and $52 million, respectively.

Stock option activity related to nonvested shares for the nine months ended September 24, 2006 was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	3,315	$8.77
Vested	(2,514)	8.49
Forfeited	(57)	7.38

Nonvested at September 24, 2006	744	9.81

There were 41.8 million and 47.8 million additional shares of common stock (including shares held in treasury) authorized for stock option, restricted stock and restricted stock unit awards under our stock plans at September 24, 2006 and December 31, 2005, respectively.

3. Acquisitions and Divestitures

In July 2006, we acquired Virtual Technology Corporation for $40 million, net of cash received, subject to a purchase price adjustment. We recorded $9 million of intangible assets and $26 million of goodwill (at Network Centric Systems) in connection with this acquisition.

In May 2006, we sold our investment in HRL Laboratories, LLC for $28 million and recorded a loss of $4 million in other (income) expense.

In January 2006, we acquired Houston Associates, Inc. for $47 million. In addition, we may be required to make certain performance-based incentive payments. We recorded $9 million of intangible assets and $34 million of goodwill (at Network Centric Systems) in connection with this acquisition.

In January 2006, substantially all of the assets of Space Imaging LLC (in which we had an investment) were sold. In connection with such sale, we received proceeds of approximately $21 million and recorded a gain for the same amount in other (income) expense for our interest in Space Imaging. In October 2006, we received the remaining $3 million of proceeds from escrow.

In August 2005, we acquired UTD, Inc. for $39 million, net of cash received. We recorded $2 million of intangible assets and $36 million of goodwill (at Intelligence and Information Systems) in connection with this acquisition.

In the three months ended March 27, 2005, we paid the third and final installment of $60 million related to the 2003 acquisition of Solypsis Corporation.

4. Inventories

Inventories consisted of the following at:

	Sept. 24, 2006	Dec. 31, 2005
	(In millions)
Finished goods	$613	$489
Work in process	1,251	991
Materials and purchased parts	275	242

Total	$2,139	$1,722

Inventories at Raytheon Aircraft Company, Flight Options LLC, and Raytheon Airline Aviation Services LLC totaled $1,733 million at September 24, 2006 (consisting of $600 million of finished goods, $916 million of work in process, and $217 million of materials and purchased parts) and $1,411 million at December 31, 2005 (consisting of $475 million of finished goods, $742 million of work in process, and $194 million of materials and purchased parts). Inventories at the government and defense businesses include component parts, materials and amounts incurred in advance of contract funding.

We use lot accounting for new commercial aircraft introductions at Raytheon Aircraft. The size of the initial lot for the Premier is 200 units of which 168 had been delivered at September 24, 2006. There were 21 units for the Premier in backlog of which 10 units are expected to be delivered from the initial lot. The size of the initial lot for the Hawker 4000 is 75 units, and no units had been delivered at September 24, 2006. There were 77 units for the Hawker 4000 in backlog of which 38 units are expected to be delivered from the initial lot. Costs incurred on in process and delivered aircraft in excess of the estimated average margin were included in inventories and totaled $34 million and $67 million for the Premier and $130 million and $112 million for the Hawker 4000 at September 24, 2006 and December 31, 2005, respectively. Once the initial lot has been completed, the use of lot accounting will be discontinued.

General and program specific manufacturing equipment and tooling at Raytheon Aircraft are included in property, plant and equipment. There were $178 million and $191 million, net, of program specific manufacturing equipment and tooling related to the Premier and Hawker 4000 at September 24, 2006 and December 31, 2005, respectively.

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

Activity related to warranty accruals was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
	(In millions)
Balance at beginning of period	$76	$59	$70	$55
Provisions for warranties	10	11	27	28
Warranty services provided	(7)	(7)	(20)	(20)
Adjustments to previous provisions	(7)	—	(5)	—

Balance at end of period	$72	$63	$72	$63

6. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	Sept. 24, 2006	Dec. 31, 2005
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	4	5
Additional paid-in capital	10,009	9,633
Accumulated other comprehensive income	(1,890)	(1,950)
Treasury stock, at cost	(815)	(454)
Retained earnings	4,072	3,475

Total	$11,380	$10,709

In November 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock. In the nine months ended September 24, 2006 and September 25, 2005, we repurchased 6.0 million shares of common stock for $264 million and 10.0 million shares of common stock for $390 million, respectively, under this program. This program was completed during the three months ended September 24, 2006. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock commencing in 2006 as well as an increase to the annual dividend from $0.88 to $0.96 per share. In the three and nine months ended September 24, 2006, we repurchased 1.9 million shares of common stock for $88 million under this program.

On June 29, 2006, our Board of Directors approved a quarterly dividend of $0.24 per share. As the approval occurred after the end of the second quarter, the dividend was recorded in the third quarter of 2006. In addition, on September 22, 2006 our Board of Directors approved a quarterly dividend of $0.24 per share, which was also recorded in the third quarter of 2006.

In the nine months ended September 24, 2006 and September 25, 2005, we issued 5.8 million and 4.0 million shares of common stock, respectively, in connection with stock plan activity.

In June 2006, in connection with the settlement of a securities class action lawsuit, we issued 12.0 million warrants with a strike price of $37.50 and a five-year term.

The changes in shares of common stock outstanding were as follows:

(In millions)
Balance at December 31, 2005	446.4
Stock plan activity	5.8
Treasury stock activity	(7.9)

Balance at September 24, 2006	444.3

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
	(In thousands)
Average common shares outstanding for basic EPS	441,922	445,582	442,304	448,411
Dilutive effect of stock options, restricted stock, LTPP and warrants	9,671	6,541	8,193	6,004

Shares for diluted EPS	451,593	452,123	450,497	454,415

Stock options to purchase 6.9 million and 16.6 million shares of common stock outstanding in the three months ended September 24, 2006 and September 25, 2005, respectively, and options to purchase 7.0 million and 16.8 million shares of common stock in the nine months ended September 24, 2006 and September 25, 2005, respectively, had exercise prices that were greater than or equal to the average market price of our common stock during the respective periods and, as a result, are not included in the dilutive effect of stock options, restricted stock, LTPP and warrants in the table above.

Stock options to purchase 20.4 million and 17.9 million shares of common stock outstanding in the three months ended September 24, 2006 and September 25, 2005, respectively, and options to purchase 20.4 million and 17.8 million shares of common stock in the nine months ended September 24, 2006 and September 25, 2005, respectively, had exercise prices that were less than the average market price of our common stock during the respective periods and, as a result, are included in the dilutive effect of stock options, restricted stock, LTPP and warrants in the table above.

The components of other comprehensive income generally include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
	(In millions)
Net income	$321	$228	$918	$595
Other comprehensive loss	(23)	(10)	(60)	(63)

Comprehensive income	$298	$218	$858	$532

7. Federal and Foreign Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

IRS examinations of our tax returns have been completed for years through 2002. We intend to protest to the IRS Appeals Division certain positions taken by the IRS examination team in the recently completed audit of years 1998 through 2002.

The IRS Appeals Division is in the process of completing its reports resolving various domestic and Foreign Sales Corporation (FSC) issues for years 1989 through 1997. Our federal research tax credit refund claim for years 1984 through 1990 is also at the IRS Appeals Division. We believe adequate provisions for all outstanding issues have been made for all open years.

Amounts accrued for potential tax assessments totaled $247 million at September 24, 2006 and December 31, 2005, and are included in long-term liabilities. Accruals and matters under examination relate to U.S. federal tax matters and taxation of foreign earnings and include items such as the tax benefits from the FSC and Extraterritorial Income regimes, the amount of research tax credits, allocation of income among various tax jurisdictions, issues related to various acquisitions and divestitures and various other federal and foreign tax issues. Amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

8. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). In addition to providing Pension Benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The table below outlines the components of net periodic benefit cost of our domestic and foreign Pension Benefits plans:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
	(In millions)
Service cost	$108	$96	$324	$288
Interest cost	232	208	696	624
Expected return on plan assets	(255)	(228)	(766)	(684)
Amortization of prior service cost	4	5	14	15
Recognized net actuarial loss	130	122	389	366
Special termination benefit recognized	—	2	—	2

Net periodic benefit cost	$219	$205	$657	$611

Our net periodic benefit cost includes expense from foreign Pension Benefits plans of $7 million and $8 million in the three months ended September 24, 2006 and September 25, 2005 and $22 million and $24 million in the nine months ended September 24, 2006 and September 25, 2005, respectively.

The table below outlines the components of net periodic benefit cost and of our domestic and foreign Other Benefits plans:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
	(In millions)
Service cost	$3	$4	$11	$11
Interest cost	16	18	50	56
Expected return on plan assets	(10)	(9)	(30)	(28)
Amortization of transition asset	2	2	6	6
Amortization of prior service cost	(13)	(13)	(39)	(39)
Recognized net actuarial loss	4	8	16	24

Net periodic benefit cost	$2	$10	$14	$30

We expect to make contributions to the Pension Benefits and Other Benefits plans, required and discretionary, of approximately $640 million and $65 million in the aggregate, respectively, in 2006. In the nine months ended September 24, 2006 and September 25, 2005, we contributed approximately $530 million and $460 million, respectively, to these plans.

9. Business Segment Reporting

Reportable segments have been determined based upon product lines and include the following: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, Technical Services, Aircraft and Other, which is comprised of Flight Options, Raytheon Airline Aviation Services and Raytheon Professional Services LLC. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes certain company-wide accruals and intersegment sales and profit eliminations.

Segment financial results were as follows:

	Net Sales		Net Sales
	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
	(In millions)
Integrated Defense Systems	$1,030	$919	$3,031	$2,765
Intelligence and Information Systems	626	649	1,870	1,821
Missile Systems	1,081	1,005	3,187	3,002
Network Centric Systems	879	833	2,550	2,399
Space and Airborne Systems	1,069	1,013	3,144	3,030
Technical Services	509	479	1,445	1,455
Aircraft	758	642	1,996	1,771
Other	190	185	582	566
Corporate and Eliminations	(449)	(394)	(1,249)	(1,125)

Total	$5,693	$5,331	$16,556	$15,684

Defense businesses after eliminations	$4,738	$4,504	$13,974	$13,347

Intersegment sales in the three months ended September 24, 2006 and September 25, 2005, respectively, were $20 million and $28 million for Integrated Defense Systems, $8 million and $8 million for Intelligence and Information Systems, $7 million and $6 million for Missile Systems, $117 million and $104 million for Network Centric Systems, $147 million and $125 million for Space and Airborne Systems, and $157 million and $123 million for Technical Services. Intersegment sales in the three months ended September 24, 2006 were $2 million for Other. Aircraft net sales do not include intersegment aircraft, parts and service sales to Flight Options of $33 million and $28 million in the three months ended September 24, 2006 and September 25, 2005, respectively.

Intersegment sales in the nine months ended September 24, 2006 and September 25, 2005, respectively, included $60 million and $70 million for Integrated Defense Systems, $14 million and $23 million for Intelligence and Information Systems, $21 million and $20 million for Missile Systems, $296 million and $281 million for Network Centric Systems, $407 million and $344 million for Space and Airborne Systems, and $455 million and $387 million for Technical Services. Intersegment sales in the nine months ended September 24, 2006 were $9 million for Aircraft and $2 million for Other. Aircraft net sales do not include intersegment aircraft, parts and service sales to Flight Options of $89 million and $73 million in the nine months ended September 24, 2006 and September 25, 2005, respectively.

	Operating Income		Operating Income
	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
	(In millions)
Integrated Defense Systems	$167	$134	$502	$394
Intelligence and Information Systems	58	57	171	166
Missile Systems	109	104	341	313
Network Centric Systems	87	87	262	244
Space and Airborne Systems	148	143	445	444
Technical Services	36	38	100	107
Aircraft	70	34	127	69
Other	(11)	(25)	(34)	(66)
FAS/CAS Pension Adjustment	(93)	(117)	(283)	(349)
Corporate and Eliminations	(34)	(41)	(128)	(104)

Total	$537	$414	$1,503	$1,218

Defense businesses after eliminations	$563	$527	$1,712	$1,569

Intersegment operating income in the three months ended September 24, 2006 and September 25, 2005, respectively, was $2 million and $2 million for Integrated Defense Systems, $10 million and $9 million for Network Centric Systems, $15 million and $12 million for Space and Airborne Systems, and $15 million and $13 million for Technical Services.

Intersegment operating income in the nine months ended September 24, 2006 and September 25, 2005, respectively, was $5 million and $5 million for Integrated Defense Systems, $1 million and $1 million for Intelligence and Information Systems, $1 million and $1 million for Missile Systems, $24 million and $25 million for Network Centric Systems, $38 million and $29 million for Space and Airborne Systems, and $40 million and $38 million for Technical Services. Aircraft operating income does not include profit on intersegment aircraft sales to Flight Options until the underlying aircraft has been sold by Flight Options. Aircraft also provides maintenance services, parts and leased aircraft to Flight Options on which profit or loss is recorded as services or products are provided.

Included in intersegment operating income is a FAS/CAS income (expense) adjustment related to our other postretirement benefit plans. In the three months ended September 24, 2006 and September 25, 2005, respectively, this amount was ($2) million and ($1) million for Integrated Defense Systems, $4 million and $4 million for Missile Systems, $1 million and $1 million for Network Centric Systems, $6 million and $6 million for Space and Airborne Systems, and $1 million and $1 million for Technical Services.

In the nine months ended September 24, 2006 and September 25, 2005, respectively, the FAS/CAS income (expense) adjustment related to our other postretirement benefit plans was ($4) million and ($4) million for Integrated Defense Systems, $2 million and $2 million for Intelligence and Information Systems, $11 million and $11 million for Missile Systems, $4 million and $5 million for Network Centric Systems, $17 million and $18 million for Space and Airborne Systems, $2 million and $2 million for Technical Services, and ($1) million and ($1) million at Aircraft.

Also included in operating income in the three and nine months ended September 24, 2006 was a $2 million and a $6 million benefit, respectively, at Flight Options and a corresponding charge at Aircraft related to a credit issued to Flight Options by Aircraft in connection with the assumption by Flight Options of certain infrastructure and personnel related to the maintenance services previously provided by Aircraft to Flight Options. We expect that this quarterly credit arrangement will continue through the second quarter of 2008.

The following table reconciles operating income to income from continuing operations before taxes:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
	(In millions)
Operating income	$537	$414	$1,503	$1,218
Non-operating expense, net	(44)	(61)	(101)	(212)

Income from continuing operations before taxes	$493	$353	$1,402	$1,006

	Operating Margin		Operating Margin
	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
Integrated Defense Systems	16.2%	14.6%	16.6%	14.2%
Intelligence and Information Systems	9.3	8.8	9.1	9.1
Missile Systems	10.1	10.3	10.7	10.4
Network Centric Systems	9.9	10.4	10.3	10.2
Space and Airborne Systems	13.8	14.1	14.2	14.7
Technical Services	7.1	7.9	6.9	7.4
Aircraft	9.2	5.3	6.4	3.9
Other	(5.8)	(13.5)	(5.8)	(11.7)
FAS/CAS Pension Adjustment
Corporate and Eliminations
Total	9.4%	7.8%	9.1%	7.8%

Defense businesses after eliminations	11.9%	11.7%	12.3%	11.8%

	Free Cash Flow		Free Cash Flow
	Three Months Ended		Nine Months Ended
	Sept. 24 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
	(In millions)
Integrated Defense Systems	$67	$115	$348	$275
Intelligence and Information Systems	85	48	31	63
Missile Systems	91	16	175	298
Network Centric Systems	137	215	142	217
Space and Airborne Systems	127	198	(38)	20
Technical Services	9	58	14	72
Aircraft	17	(75)	(21)	(82)
Other	(8)	18	67	42
Corporate	132	109	252	195

Total	$657	$702	$970	$1,100

Defense businesses	$516	$650	$672	$945

Free cash flow for Corporate includes the difference between the total amounts paid for interest and taxes and the amounts charged to the segments on an intercompany basis. Free cash flow for Corporate also includes $200 million of discretionary pension plan contributions that were made in both the nine months ended September 24, 2006 and September 25, 2005.

The following table reconciles free cash flow to net cash provided by operating activities from continuing operations:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
	(In millions)
Free cash flow	$657	$702	$970	$1,100
Plus: Expenditures for property, plant and equipment	68	71	173	183
Capitalized expenditures for internal use software	25	25	51	61

Net cash provided by operating activities from continuing operations	$750	$798	$1,194	$1,344

	Identifiable Assets
	Sept. 24, 2006	Dec. 31, 2005
	(In millions)
Integrated Defense Systems	$1,714	$1,783
Intelligence and Information Systems	1,951	1,923
Missile Systems	4,913	4,716
Network Centric Systems	3,729	3,609
Space and Airborne Systems	4,359	4,210
Technical Services	1,352	1,290
Aircraft	2,409	2,249
Other	1,211	1,259
Corporate	3,149	3,342

Total	$24,787	$24,381

10. Other (Income) Expense, net

The components of other (income) expense, net were as follows:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
	(In millions)
Securities class action lawsuit adjustment	$—	$—	$(34)	$—
Sale of the Space Imaging investment	—	—	(21)	—
Tentative ERISA lawsuit settlement	—	—	7	—
Loss on sale of HRL investment	—	—	4	—
Securities and Exchange Commission settlement	—	—	—	12
Other	(3)	(4)	2	1

Total	$(3)	$(4)	$(42)	$13

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

We recorded net charges of $3 million and $2 million in the three months ended September 24, 2006 and September 25, 2005, respectively, and $7 million and $58 million in the nine months ended September 24, 2006 and September 25, 2005, respectively for program management, legal and other costs related to RE&C. Included in the nine months ended September 25, 2005, was a $39 million charge for the settlement of a class action lawsuit, which does not reflect insurance proceeds of $28 million received in the three months ended December 31, 2005. Included in the nine months ended September 25, 2005 was a $23 million after-tax charge for an estimated liability for foreign tax-related matters. Although not expected to be material, additional losses on foreign tax-related matters could be recorded in the future as estimates are revised or the underlying matters are settled.

Liabilities related to RE&C included net current liabilities of $48 million and $33 million at September 24, 2006 and December 31, 2005, respectively.

In 2002, we sold our Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. As part of the transaction, we retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete. In January 2006, a dispute regarding the AIS purchase price was resolved in arbitration and we recorded a pretax charge of $26 million in 2005 related to this settlement. In the three months ended March 26, 2006, all liabilities related to the purchase price dispute were discharged. We recorded charges related to AIS of $3 million in the three months ended September 25, 2005, and $6 million in the nine months ended September 25, 2005, primarily related to the BBJ program.

Liabilities related to AIS included net current liabilities of $2 million and $16 million at September 24, 2006 and December 31, 2005, respectively.

In the three months ended September 24, 2006, the total loss from discontinued operations was $3 million pretax, $2 million after-tax versus $5 million pretax, $3 million after-tax, or $0.01 per basic and diluted share in the three months ended September 25, 2005.

In the nine months ended September 24, 2006, the total loss from discontinued operations was $7 million pretax, $5 million after-tax, or $0.01 per basic and diluted share, versus $64 million pretax, $65 million after-tax, or $0.14 per basic and diluted share in the nine months ended September 25, 2005.

12. Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $112 million. Discounted at a weighted-average risk-free rate of 5.4%, we estimate the liability to be $82 million before U.S. government recovery and had this amount accrued at September 24, 2006. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $52 million at September 24, 2006 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of the Company or our affiliates. Approximately $314 million, $719 million and $37 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at September 24, 2006, respectively, and $312 million, $767 million and $78 million were outstanding at December 31, 2005, respectively. These instruments expire on various dates through 2015. Included in guarantees and letters of credit above was $95 million and $154 million at September 24, 2006, respectively, and $76 million and $183 million at December 31, 2005, respectively related to our joint venture in Thales-Raytheon Systems (TRS). Also included in guarantees, letters of credit and surety bonds above was $83 million, $23 million and $10 million at September 24, 2006, respectively and $94 million, $8 million and $62 million at December 31, 2005, respectively, related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

In the third quarter of 2006, we were informed by the Internal Revenue Service that it intends to conduct a federal excise tax audit at Flight Options, which we believe will cover our treatment of certain Flight Options customer fees and charges. We believe that an unfavorable outcome is not probable because, among other reasons, there is a reasonable basis for our position and it is consistent with industry practice. Nevertheless, the ultimate resolution of this matter is uncertain and difficult to predict and an unfavorable outcome could have a material effect on our results of operations.

In March 2006, pilots at Flight Options voted to be represented by the International Brotherhood of Teamsters. As a result, Flight Options is obligated to bargain with the union in good faith to reach a mutually acceptable labor agreement for its pilots. While the terms of any future labor agreement, if any, are presently indeterminable, such an agreement could result in changes in pilots’ wages, benefits and working conditions that may increase Flight Options’ operating costs and impact our competitive position in the fractional aircraft market.

Flight Options also has a history of operating losses. In the fourth quarter 2005, we recorded a $22 million pretax goodwill impairment charge related to Flight Options. In an effort to improve its future operating results and meet its financial objectives, Flight Options has implemented several measures, including replacing older aircraft and reducing the number of different types of aircraft in its fleet. Flight Options must demonstrate substantial operating results improvement, including achieving its sales forecasts, reducing maintenance expense and improving dispatch availability over the 2005 average to meet its financial objectives.

We periodically evaluate whether conditions exist or events have occurred that impact Flight Options’ ability to achieve its financial objectives or otherwise affect the value of Flight Options, including the matters discussed above. Other conditions or events may include a downturn in the fractional ownership or general aviation markets, increased competition, an increase in Flight Options’ operating costs due to higher aircraft or other costs, a change in our operating model or strategy with respect to Flight Options, or other information regarding its market value. If, in the future, we determine that the fair value of Flight Options, which is largely based upon Flight Options’ projected future financial performance assuming continued operation by us, is less than its carrying value, then our investment in Flight Options could become further impaired. Although we do not believe that our investment in Flight Options is impaired at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations.

The customers of Flight Options have the contractual ability to require Flight Options to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $537 million and $575 million at September 24, 2006, and December 31, 2005, respectively.

Raytheon Airline Aviation Services (RAAS) has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation, and declining commercial aviation market conditions. At September 24, 2006 and December 31, 2005, our exposure on commuter aircraft assets was approximately $412 million relating to 209 aircraft and approximately $509 million relating to 253 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. The loan was paid through October 2006 in accordance with the terms of the agreement.

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

During 2006, we experienced certain delays in deliveries and collections and have not billed customers for certain portions of products due to potential noncompliance by certain suppliers with Department of Defense procurement requirements regarding specialty metals, the impact of which has not been material. In October 2006, a law was enacted creating certain limited exceptions to the applicable procurement requirements and a one-time waiver process. The ultimate impact of the law on industry participants is currently unclear. We and other industry participants are continuing to work with the Department of Defense on this matter and expect the Department of Defense to provide implementation guidance. We continue to expect that this matter will not have a material adverse effect on our financial condition, results of operation or liquidity.

In the three months ended June 25, 2006, Technical Services recorded a profit adjustment related to certain program costs which may be deemed unrecoverable. Although not expected to be material, we may incur additional charges as we continue to assess and engage in discussions regarding the matter.

In June 2006, the Securities and Exchange Commission (SEC) authorized the final settlement of a previously disclosed formal investigation into our disclosure and accounting practices, primarily related to our commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft during the period from 1997 to 2001. The final settlement was consistent with the terms of our previously announced offer of settlement to the staff of the SEC made in April 2005. Under the final settlement, we, without admitting or denying any wrongdoing paid a civil penalty of $12 million in the three months ended September 24, 2006 which was accrued in 2005, and consented to the entry of a cease and desist order with respect to violations of Sections 17(a) (2)-(3) of the Securities Act of 1933 and Sections 13(a) and 13(b) (2) (A)-(B) of the Securities Exchange Act of 1934, and related SEC rules. This settlement concluded the SEC’s investigation of this matter with respect to Raytheon.

In May 2006, international arbitration hearings commenced against us, as the successor to the Hughes Electronics defense business, in connection with certain claims relating to an alleged 1995 Workshare Agreement. The asserted claims include breach of contract, intellectual property infringement and other related claims. No arbitration decision has yet been rendered. While we believe that we have meritorious defenses to these claims and intend to continue to contest the claims vigorously, the ultimate resolution of this matter is uncertain and difficult to predict. An adverse resolution or settlement of this matter could have a material effect on our results of operations. We currently expect the arbitrator’s liability decision on certain of the claims in the fourth quarter of 2006.

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

In May 2003, two purported class action lawsuits were filed on behalf of participants in the Company’s savings and investment plans who invested in our common stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act of 1974 (ERISA). Both lawsuits are substantially similar and have been consolidated into a single action. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in our common stock since October 7, 1998. The Second Consolidated Amended ERISA Complaint alleges that the Company, its Pension and Investment Group, and its Investment Committee breached ERISA fiduciary duties by failing to: (1) prudently and loyally manage plan assets, (2) monitor the Pension and Investment Group and the Investment Committee and provide them with accurate information, (3) provide complete and accurate information to plan participants and beneficiaries, and (4) avoid conflicts of interest. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint. In September 2005, the court heard the motion to dismiss but declined to decide the motion subject to a trial on a statue of limitations issue which was scheduled for June 2006. In mediation with a federal magistrate in May 2006, the parties reached a tentative settlement. On June 23, 2006, a proposed settlement agreement was presented to the court for approval. If approved by the court, the settlement agreement would require us to pay $5.5 million, with part of that amount payable directly to the Company’s savings and investment plans, part payable directly to certain participants and beneficiaries and part payable for expenses. We would also pay plaintiffs’ attorney fees of $1.4 million, as determined by a federal magistrate in September 2006. We recorded a charge of $7 million to other expense in the three months ended June 25, 2006 in connection with this tentative settlement. Under the proposed settlement, the class for purposes of settlement would consist of any person who was a participant or beneficiary at any time between October 7, 1998 and April 30, 2006, and whose plan accounts included investments in the Raytheon Common Stock Fund. The court has stayed any proceedings in light of the proposed settlement. Although we believe that we and the other defendants have meritorious defenses and, in the event the proposed settlement is not approved by the court, intend to contest this lawsuit vigorously, an adverse resolution of this lawsuit could have a material adverse effect on our financial position, results of operations and liquidity. Based on the proposed settlement agreement between the parties, however, the ultimate outcome of this matter is expected to be immaterial.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS No. 157 on our financial position and results of operations has not been finalized.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires us to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in our statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This accounting standard is effective as of the end of the fiscal year ending after December 15, 2006. The effect, if any, of adopting SFAS No. 158 on our financial position and results of operations has not been finalized.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 will apply to our financial position and results of operations for the fiscal year ended December 31, 2006 and is not expected to have a material impact.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements including information regarding our 2006 financial outlook, future plans, objectives, business prospects and anticipated financial performance including, without limitation, statements regarding contributions to our pension plans; the impact of implementing a new defined contribution plan on our pension expense and contributions; tax payments; distribution of settlement proceeds; the impact of environmental contingencies, government investigations and other claims and legal proceedings; other entities satisfying their obligations which we have guaranteed; the receipt of a Type Certification from the FAA and the timing of deliveries and revenue recognition; our intent to explore strategic alternatives for Raytheon Aircraft; impact of delays in deliveries and collections; expected capital and internal use software expenditures; compliance with debt covenants; funding for our operating, capital expenditure, and debt service requirements; and our exposure to foreign exchange rates. You can also identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our 2005 Annual Report on Form 10-K and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

Overview

Raytheon and its subsidiaries are one of the largest defense electronics contractors in the world, serving all branches of the U.S. military and other U.S. government agencies, NATO and many allied governments. We are a leader in our core defense markets: radars and radio-frequency systems; infrared and electro-optical sensors and systems; missiles and precision weapons; and command, control, communications, computer and intelligence systems. In all of these markets, we provide full life-cycle services to our customers, including product design, delivery and mission support.

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

Third Quarter 2006 Compared with Third Quarter 2005

Consolidated Results of Operations

Net sales were $5.7 billion in the third quarter of 2006 versus $5.3 billion in the third quarter of 2005. The increase in sales was primarily due to higher U.S. government expenditures in our government and defense businesses, as well as higher sales at Aircraft. Sales to the U.S. Department of Defense (DoD) were 69% of sales in the third quarter of 2006 versus 68% of sales in the third quarter of 2005. Total sales to the U.S. government, including foreign military sales, were 75% of sales in the third quarter of 2006 and 2005. Total international sales, including foreign military sales, were $1,104 million or 19% of sales in the third quarter of 2006 versus $1,058 million or 20% of sales in the third quarter of 2005. In general, direct sales under certain programs to international customers have more favorable cash and profit terms than domestic sales.

Gross margin, net sales less cost of sales, in the third quarter of 2006 was $1,037 million or 18.2% of sales versus $886 million or 16.6% of sales in the third quarter of 2005. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $93 million and $117 million of expense in the third quarter of 2006 and 2005, respectively.

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

Administrative and selling expenses were $373 million or 6.6% of sales in the third quarter of 2006 versus $348 million or 6.5% of sales in the third quarter of 2005.

Research and development expenses were $127 million or 2.2% of sales in the third quarter of 2006 versus $124 million or 2.3% of sales in the third quarter of 2005.

Operating income was $537 million or 9.4% of sales in the third quarter of 2006 versus $414 million or 7.8% of sales in the third quarter of 2005. The changes in operating income by segment are discussed below in Segment Results.

Interest expense in the third quarter of 2006 was $64 million versus $79 million in the third quarter of 2005. The decrease in interest expense in the third quarter of 2006 was primarily due to lower average debt offset by a higher weighted-average cost of borrowing.

Other income in the third quarter of 2006 was $3 million versus $4 million in the third quarter of 2006.

The effective tax rate was 34.5% and 34.6% in the third quarter of 2006 and 2005, respectively, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. The effective tax rate in the third quarter of 2006 was reduced by ESOP dividend deductions and manufacturing and export-related tax benefits and was increased by various non-deductible expenses. The effective tax rate in the third quarter of 2005 was reduced by ESOP dividend deductions, export-related tax benefits and research tax credits and was increased by various non-deductible expenses and a $5 million accrual related to the repatriation of earnings from foreign subsidiaries. We have not recorded any 2006 research tax credit benefit because the applicable statute governing the research tax credit expired at the end of 2005 and has not yet been extended.

Income from continuing operations was $323 million in the third quarter of 2006, or $0.72 per diluted share on 451.6 million average shares outstanding versus income from continuing operations of $231 million in the third quarter of 2005, or $0.51 per diluted share on 452.1 million average shares outstanding.

The loss from discontinued operations, described below in Discontinued Operations, was $2 million after-tax, in the third quarter of 2006 versus $3 million after-tax, or $0.01 per diluted share in the third quarter of 2005.

Net income in the third quarter of 2006 was $321 million, or $0.71 per diluted share versus net income of $228 million, or $0.50 per diluted share in the third quarter of 2005.

Segment Results

Integrated Defense Systems had sales of $1,030 million in the third quarter of 2006 versus $919 million in the third quarter of 2005. The increase in sales was due to growth in DDG 1000 and international programs. Operating income was $167 million in the third quarter of 2006 versus $134 million in the third quarter of 2005. The increase in operating margin was primarily due to program performance improvements on domestic and international programs.

Intelligence and Information Systems had sales of $626 million in the third quarter of 2006 versus $649 million in the third quarter of 2005. The decrease was due to the timing of funding on certain classified programs. Operating income was $58 million in the third quarter of 2006 versus $57 million in the third quarter of 2005.

Missile Systems had sales of $1,081 million in the third quarter of 2006 versus $1,005 million in the third quarter of 2005. The increase in sales was due to a ramp up on the Standard Missile and several development programs. Operating income was $109 million in the third quarter of 2006 versus $104 million in the third quarter of 2005.

Network Centric Systems had sales of $879 million in the third quarter of 2006 versus $833 million in the third quarter of 2005. The increase in sales was primarily due to growth in the Combat Systems business. Operating income was $87 million in the third quarter of 2006 and 2005.

Space and Airborne Systems had sales of $1,069 million in the third quarter of 2006 versus $1,013 million in the third quarter of 2005. The increase in sales was primarily due to growth in the Advanced Targeting Forward Looking Infrared (ATFLIR) program. Operating income was $148 million in the third quarter of 2006 versus $143 million in the third quarter of 2005.

Technical Services had sales of $509 million in the third quarter of 2006 versus $479 million in the third quarter of 2005. The increase in sales was primarily due to growth in the Logistics and Training Systems business. Operating income was $36 million in the third quarter of 2006 versus $38 million in the third quarter of 2005. Operating margin was lower primarily due to favorable program profit adjustments recorded in the prior year.

Aircraft had sales of $758 million in the third quarter of 2006 versus $642 million in the third quarter of 2005. The increase in sales was due to higher new aircraft deliveries. Operating income was $70 million in the third quarter of 2006 versus $34 million in the third quarter of 2005. The increase in operating income was due to higher new aircraft deliveries and mix and a positive warranty adjustment due to favorable experience.

The Other segment, which is comprised of Flight Options LLC, Raytheon Airline Aviation Services LLC (RAAS) and Raytheon Professional Services LLC, had sales of $190 million in the third quarter of 2006 versus $185 million in the third quarter of 2005. The Other segment had an operating loss of $11 million in the third quarter of 2006 versus $25 million in the third quarter of 2005. Included in Flight Options in the third quarter of 2005 was a $7 million charge related to the settlement of a lawsuit against Flight Options and its minority shareholders.

Nine Months 2006 Compared with Nine Months 2005

Consolidated Results of Operations

Net sales in the first nine months of 2006 were $16.6 billion versus $15.7 billion in the first nine months of 2005. The increase in sales was due to higher U.S. government expenditures in our government and defense businesses as well as higher sales at Raytheon Aircraft. Sales to the DoD were 70% of sales in the first nine months of 2006 versus 68% of sales in the first nine months of 2005. Total sales to the U.S. government, including foreign military sales, were 76% of sales in the first nine months of 2006 versus 75% of sales in the first nine months of 2005. Total international sales, including foreign military sales, were $3,235 million or 20% of sales in the first nine months of 2006 versus $3,037 million or 19% of sales in the first nine months of 2005.

Gross margin, net sales less cost of sales, in the first nine months of 2006 was $3.0 billion or 18.3% of sales versus $2.6 billion or 16.8% of sales in the first nine months of 2005. Included in gross margin was a FAS/CAS Pension Adjustment, described above, of $283 million and $349 million of expense in the first nine months of 2006 and 2005, respectively.

Administrative and selling expenses were $1,124 million or 6.8% of sales in the first nine months of 2006 versus $1,053 million or 6.7% of sales in the first nine months of 2005.

Research and development expenses were $400 million or 2.4% of sales in the first nine months of 2006 versus $360 million or 2.3% of sales in the first nine months of 2005.

Operating income was $1,503 million or 9.1% of sales in the first nine months of 2006 versus $1,218 million or 7.8% of sales in the first nine months of 2005. The changes in operating income by segment are discussed below in Segment Results.

Interest expense in the first nine months of 2006 was $201 million versus $237 million in the first nine months of 2005. The decrease in interest expense in the first nine months of 2006 was primarily due to lower average debt offset by a higher weighted-average cost of borrowing.

Other (income) expense, net in the first nine months of 2006 was $42 million of income versus $13 million of expense in the first nine months of 2005. Included in other (income) expense, net in the first nine months of 2006 was a $34 million favorable adjustment to the class action lawsuit, partially offset by a $7 million charge for the tentative settlement of the ERISA purported class action lawsuit filed in 2003 both described in Note 12, Commitments and Contingencies of the Notes to the Financial Statements. Included in other (income) expense, net in the first nine months of 2005 was a $12 million charge related to our settlement with the Securities and Exchange Commission (SEC) as described in Note 12, Commitments and Contingencies of the Notes to the Financial Statements.

The effective tax rate was 34.2 percent and 34.4 percent in the first nine months of 2006 and 2005, respectively, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. The effective tax rate in the first nine months of 2006 was reduced by ESOP dividend deductions and manufacturing and export-related tax benefits and was increased by various non-deductible expenses. The effective tax rate in the first nine months of 2005 was reduced by ESOP dividend deductions, export-related tax benefits, and research credits and was increased by various non-deductible expenses. Included in the effective tax rate for the first nine months of 2005 was the impact of the $12 million nondeductible settlement with the SEC, a $5 million accrual related to certain federal and foreign tax issues, and a $5 million accrual related to the repatriation of earnings from foreign subsidiaries.

Income from continuing operations was $923 million in the first nine months of 2006, or $2.05 per diluted share on 450.5 million average shares outstanding versus $660 million in the first nine months of 2005, or $1.45 per diluted share on 454.4 million average shares outstanding.

The loss from discontinued operations, described below in Discontinued Operations, was $5 million after-tax, or $0.01 per diluted share in the first nine months of 2006 versus $65 million after-tax, or $0.14 per diluted share in the first nine months of 2005.

Net income in the first nine months of 2006 was $918 million, or $2.04 per diluted share versus $595 million, or $1.31 per diluted share in the first nine months of 2005.

Segment Results

Integrated Defense Systems had sales of $3,031 million in the first nine months of 2006 versus $2,765 million in the first nine months of 2005. The increase in sales was due to growth in DDG 1000 and international programs. Operating income was $502 million in the first nine months of 2006 versus $394 million in the first nine months of 2005. The increase in operating margin was primarily due to program performance improvements on domestic and international programs.

Intelligence and Information Systems had sales of $1,870 million in the first nine months of 2006 versus $1,821 million in the first nine months of 2005. The increase in sales was due to growth in certain classified programs. Operating income was $171 million in the first nine months of 2006 versus $166 million in the first nine months of 2005.

Missile Systems had sales of $3,187 million in the first nine months of 2006 versus $3,002 million in the first nine months of 2005. The increase in sales was due primarily to the ramp up on the Standard Missile and several development programs. Operating income was $341 million in the first nine months of 2006 versus $313 million in the first nine months of 2005. Operating income in the first nine months of 2006 included an award fee resulting from a successful Standard Missile-3 flight test.

Network Centric Systems had sales of $2,550 million in the first nine months of 2006 versus $2,399 million in the first nine months of 2005. The increase was primarily due to growth in the Combat Systems business. Operating income was $262 million in the first nine months of 2006 versus $244 million in the first nine months of 2005. The increase in operating margin was due to continued program performance improvements.

Space and Airborne Systems had sales of $3,144 million in the first nine months of 2006 versus $3,030 million in the first nine months of 2005. The increase was primarily due to growth in the Advanced Targeting Forward Looking Infrared (ATFLIR) program. Operating income was $445 million in the first nine months of 2006 versus $444 million in the first nine months of 2005.

Technical Services had sales of $1,445 million in the first nine months of 2006 versus $1,455 million in the first nine months of 2005. Operating income was $100 million in the first nine months of 2006 versus $107 million in the first nine months of 2005. The decrease in operating margin was primarily due to a profit adjustment made in the second quarter of 2006 related to certain program costs which may be deemed unrecoverable.

Aircraft had sales of $1,996 million in the first nine months of 2006 versus $1,771 million in the first nine months of 2005. The increase in sales was due to higher new aircraft deliveries. Operating income was $127 million in the first nine months of 2006 versus $69 million in the first nine months of 2005. The increase in operating income was due to higher new aircraft deliveries and mix and continued improved operating performance.

We have made significant investments in our Premier and Hawker 4000 aircraft, the realization of which is contingent upon future sales at forecasted prices and reductions in production costs on future deliveries. We use lot accounting for new commercial aircraft introductions. Once the initial lots have been completed, the use of lot accounting for these aircraft will be discontinued. The size of the initial lot for the Premier and the Hawker 4000 is 200 and 75 units, respectively, and we expect to complete the lots in 2007 and 2009, respectively. In May 2006, we completed the Functional and Reliability testing for the Hawker 4000 and are currently working with the FAA to finalize certain documentation and fulfill certain other conditions required by the FAA to issue the Type Certification. We currently expect that the FAA will issue the Type Certification in the fourth quarter of 2006. We also anticipate that after making certain post-certification modifications, we will make initial deliveries of Hawker 4000 aircraft and recognize revenue in 2007. However, any delays in the issuance of the Type Certification or the completion of the post-certification modifications could negatively affect the anticipated timing of our initial deliveries of the aircraft and recognition of revenue.

In addition, on July 27, 2006, we announced our intention to explore strategic alternatives for Raytheon Aircraft, which may include among others, a potential sale of the business, initial public offering or spin-off to shareholders or some combination thereof. However, we can give no assurance that a transaction involving Raytheon Aircraft will occur or that Raytheon Aircraft’s business will not be impacted by the uncertainty arising from any potential sale or other transaction. We currently anticipate that any such transaction will not involve Flight Options or RAAS, our commuter aircraft business.

The Other segment had sales of $582 million in the first nine months of 2006 versus $566 million in the first nine months of 2005. The Other segment had an operating loss of $34 million in the first nine months of 2006 versus $66 million in the first nine months of 2005. The decrease in operating loss in the first nine months of 2006 was primarily due to improved operating results at Flight Options. Included in Flight Options in the third quarter of 2005 was a $7 million charge related to the settlement of a lawsuit against Flight Options and its minority shareholders.

The Other segment’s results were primarily comprised of the operations of Flight Options. The higher losses in 2005 were due to Flight Options’ increased supplemental lift (higher third party chartering expense) and maintenance expense related to the operational impacts primarily from older aircraft in the fleet, and the timing of peak customer demand.

In the third quarter of 2006, we were informed by the Internal Revenue Service that it intends to conduct a federal excise tax audit at Flight Options, which we believe will cover our treatment of certain Flight Options customer fees and charges. We believe that an unfavorable outcome is not probable because, among other reasons, there is a reasonable basis for our position and it is consistent with industry practice. Nevertheless, the ultimate resolution of this matter is uncertain and difficult to predict and an unfavorable outcome could have a material effect on our results of operations.

In March 2006, pilots at Flight Options voted to be represented by the International Brotherhood of Teamsters. As a result, Flight Options is obligated to bargain with the union in good faith to reach a mutually acceptable labor agreement for its pilots. While the terms of any future labor agreement, if any, are presently indeterminable, such an agreement could result in changes in pilots’ wages, benefits and working conditions that may increase Flight Options’ operating costs and impact our competitive position in the fractional aircraft market.

Flight Options also has a history of operating losses. In the fourth quarter 2005, we recorded a $22 million pretax goodwill impairment charge related to Flight Options. In an effort to improve its future operating results and meet its financial objectives, Flight Options has implemented several measures, including replacing older aircraft and reducing the number of different types of aircraft in its fleet. Flight Options must demonstrate substantial operating results improvement, including achieving its sales forecasts, reducing maintenance expense and improving dispatch availability over the 2005 average to meet its financial objectives.

We periodically evaluate whether conditions exist or events have occurred that impact Flight Options’ ability to achieve its financial objectives or otherwise affect the value of Flight Options, including the matters discussed above. Other conditions or events may include a downturn in the fractional ownership or general aviation markets, increased competition, an increase in Flight Options’ operating costs due to higher aircraft or other costs, a change in our operating model or strategy with respect to Flight Options, or other information regarding its market value. If, in the future, we determine that the fair value of Flight Options, which is largely based upon Flight Options’ projected future financial performance assuming continued operation by us, is less than its carrying value, then our investment in Flight Options could become further impaired. Although we do not believe that our investment in Flight Options is impaired at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations.

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation, and declining commercial aviation market conditions. At September 24, 2006 and December 31, 2005, our exposure on commuter aircraft assets was $412 million relating to 209 aircraft and $509 million relating to 253 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

Backlog consisted of the following at:

	Sept. 24, 2006	Dec. 31, 2005
	(In millions)
Integrated Defense Systems	$7,411	$8,010
Intelligence and Information Systems	4,009	4,077
Missile Systems	8,913	8,040
Network Centric Systems	4,532	4,307
Space and Airborne Systems	5,257	5,220
Technical Services	1,546	1,594
Aircraft	2,656	2,891
Other	263	280

Total	$34,587	$34,419

Defense businesses included above	$31,668	$31,248

Funded backlog consisted of the following at:

	Sept. 24, 2006	Dec. 31, 2005
	(In millions)
Integrated Defense Systems	$3,277	$3,009
Intelligence and Information Systems	748	642
Missile Systems	4,805	4,443
Network Centric Systems	3,374	2,839
Space and Airborne Systems	2,724	2,851
Technical Services	1,013	916
Aircraft	2,656	2,600
Other	263	280

Total	$18,860	$17,580

Defense businesses included above	$15,941	$14,700

Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

Gross bookings were as follows:

	Nine Months Ended
	Sept. 24, 2006	Sept. 25, 2005
	(In millions)
Integrated Defense Systems	$2,424	$3,933
Intelligence and Information Systems	1,926	1,888
Missile Systems	4,140	2,650
Network Centric Systems	2,594	2,843
Space and Airborne Systems	2,665	3,120
Technical Services	906	883
Aircraft	1,834	1,646
Other	552	541

Total	$17,041	$17,504

Defense businesses included above	$14,655	$15,317

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

We recorded net charges of $3 million and $2 million in the third quarter of 2006 and 2005, respectively, and $7 million and $58 million in the first nine months of 2006 and 2005, respectively for program management, legal, and other costs related to RE&C. Included in the first nine months of 2005, was a $39 million charge for the settlement of a class action lawsuit, which does not reflect insurance proceeds of $28 million received in the fourth quarter of 2005. In the first nine months of 2005, we also recorded an additional $23 million after-tax charge for an estimated liability for foreign tax-related matters. Although not expected to be material, additional losses on foreign tax-related matters could be recorded in the future as estimates are revised or the underlying matters are settled.

In 2002, we sold our Aircraft Integration Systems business (AIS) for $1,123 million, net, subject to purchase price adjustments. As part of the transaction, we retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete. In January 2006, a dispute regarding the AIS purchase price was resolved in arbitration and we recorded a pretax charge of $26 million in 2005 related to this settlement. In the first quarter of 2006, all liabilities related to the purchase price dispute were discharged. We recorded charges related to AIS of $3 million in the third quarter of 2005, and $6 million in the first nine months 2005, primarily related to the BBJ program.

In the third quarter of 2006, the total loss from discontinued operations was $3 million pretax and $2 million after-tax versus $5 million pretax, $3 million after-tax, or $0.01 per basic and diluted share in the third quarter of 2005.

In the first nine months of 2006, the total loss from discontinued operations was $7 million pretax, $5 million after-tax, or $0.01 per basic and diluted share, versus $64 million pretax, $65 million after-tax, or $0.14 per basic and diluted share in the first nine months of 2005.

Net cash used in operating activities from discontinued operations related to RE&C was $12 million in the first nine months of 2006 versus net cash used of $50 million in the first nine months of 2005.

Financial Condition and Liquidity

Operating Activities - Net cash provided by operating activities was $1,192 million in the first nine months of 2006 versus $1,288 million in the first nine months of 2005. Net cash provided by operating activities from continuing operations was $1,194 million in the first nine months of 2006 versus $1,344 million in the first nine months of 2005. In the first nine months of 2006, we made approximately $195 million in tax payments. Tax payments in 2006 are expected to be between approximately $400 million and $420 million. In the first nine months of 2006 and 2005, we made $200 million of discretionary contributions to our pension plans.

Total contributions, required and discretionary, to our pension plans are expected to be approximately $640 million in 2006. In August 2006, the Pension Protection Act of 2006 (the Pension Act) was signed into law by President Bush. Under the Pension Act, companies will be required to fully fund their pension plans over a seven-year period. For defense contractors, the new funding rules become effective no sooner than 2008 and no later than 2011, depending on when the Cost Accounting Standards Board aligns the Cost Accounting Standards with the new funding requirements. We are currently assessing the Pension Act and its potential impact on pension funding pending further regulations and guidance to be released by the Internal Revenue Service, Department of Labor and Department of Treasury.

Effective January 1, 2007, we intend to have eligible newly-hired or rehired employees participate in a new defined contribution plan in lieu of our existing pension plans, subject to any applicable collective bargaining agreements. Our current eligible employees will continue to participate in our existing pension plans without any changes to level of benefits or payment options. This change is not expected to have a material impact on our estimated pension expense or contributions in 2007.

The increase in inventory at September 24, 2006 versus December 31, 2005 was due to the increase in inventory at Raytheon Aircraft to support the higher deliveries expected in the fourth quarter. The increase in contracts in process at September 24, 2006 versus December 31, 2005 was primarily due to the seasonally higher collection activity on U.S. government contracts at the end of the prior year.

We provide long-term financing to our aircraft customers. Origination of financing receivables in the first nine months of 2006 was $165 million versus $218 million in the first nine months of 2005. Collection of financing receivables not sold was $266 million in the first nine months of 2006 versus $278 million in the first nine months of 2005. We received proceeds of $40 million in the first nine months of 2006 versus $19 million in the first nine months of 2005 related to the sale of certain general aviation finance receivables.

Investing Activities - Net cash used in investing activities in the first nine months of 2006 was $260 million versus $308 million in the first nine months of 2005. Capital expenditures were $173 million in the first nine months of 2006 versus $183 million in the first nine months of 2005. Capitalized expenditures for internal use software were $51 million in the first nine months of 2006 versus $61 million in the first nine months of 2005. Capitalized expenditures for property, plant and equipment and internal use software are expected to be between approximately $450 million and $500 million in 2006.

In the first nine months of 2006, we sold our investment in HRL Laboratories, LLC for $28 million, received proceeds of $21 million related to the sale of Space Imaging (in which we had an investment), paid $47 million for the acquisition of Houston Associates, Inc. and paid $40 million for the acquisition of Virtual Technology Corporation. In the first nine months of 2005, we paid the third and final installment of $60 million related to our 2003 acquisition of Solipsys Corporation and paid $39 million for the acquisition of UTD, Inc.

Financing Activities - Net cash used in financing activities was $972 million in the first nine months of 2006 versus $716 million in the first nine months of 2005. Dividends paid to stockholders were $313 million in the first nine months of 2006 versus $289 million in the first nine months of 2005. The quarterly dividend rate was $0.24 per share for the first nine months of 2006 versus $0.22 per share for the first nine months of 2005.

In November 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock. In the first nine months of 2006 and 2005, we repurchased 6.0 million shares of common stock for $264 million and 10.0 million shares of common stock for $390 million, respectively, under this program. This program was completed during the third quarter of 2006. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock commencing in 2006 as well as an increase to the annual dividend from $0.88 to $0.96 per share. In the first nine months quarter of 2006, we repurchased 1.9 million shares of common stock for $88 million under this program.

Capital Structure and Resources

Total debt was $4.0 billion at September 24, 2006 and $4.5 billion at December 31, 2005. Cash and cash equivalents were $1.2 billion at September 24, 2006 and December 31, 2005. At September 24, 2006, the cash and cash equivalent balance included approximately $130 million of cash held by foreign subsidiaries. Total debt, as a percentage of total capital, was 25.9% at September 24, 2006 versus 29.4% at December 31, 2005.

In the second quarter of 2006, $408 million of subordinated notes payable matured, which consisted of a payment of $382 million and a reduction in our investment in RC Trust I of $26 million.

We have a $2.2 billion bank revolving credit facility in which we can draw down on lines of credit and use the credit facility to support commercial paper or letters of credit that we may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of September 24, 2006 and December 31, 2005, there were no borrowings under our credit facility. We had, however, approximately $90 million and $100 million of outstanding letters of credit at September 24, 2006 and December 31, 2005, respectively, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capitalization of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during the first nine months of 2006 and 2005 in which such credit facility was in place and expect to continue to be in compliance throughout the remainder of 2006.

In addition, certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity.

We enter into various interest rate swaps that correspond to a portion of our fixed-rate debt in order to effectively hedge interest rate risk. The $600 million notional value of interest rate swaps that remained outstanding at September 24, 2006 effectively converted that portion of our total fixed-rate debt to variable-rate debt based on LIBOR.

Credit ratings for the Company were assigned by Fitch’s at F2 for short-term borrowing and BBB for senior debt, by Moody’s at P-2 for short-term borrowing and Baa2 for senior debt, and by Standard and Poor’s at A-2 for short-term borrowing and BBB for senior debt as of September 24, 2006.

In May 2006, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion in debt securities, common or preferred stock and warrants to purchase the aforementioned securities. In June 2006, we used approximately $450 million under the shelf registration to register the common stock to be issued upon the exercise of the warrants issued as part of the settlement of the securities class action lawsuit described in Note 12, Commitments and Contingencies of the Notes to the Financial Statements. At September 24, 2006, our shelf registrations aggregated $5.0 billion of which $2.8 billion remained available.

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

Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $112 million. Discounted at a weighted-average risk-free rate of 5.4%, we estimate the liability to be $82 million before U.S. government recovery and had this amount accrued at September 24, 2006. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $52 million at September 24, 2006 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of the Company or our affiliates. Approximately $314 million, $719 million and $37 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at September 24, 2006, respectively, and $312 million, $767 million and $78 million were outstanding at December 31, 2005, respectively. These instruments expire on various dates through 2015. Included in guarantees and letters of credit above was $95 million and $154 million at September 24, 2006, respectively, and $76 million and $183 million at December 31, 2005, respectively related to our joint venture in Thales-Raytheon Systems (TRS). Also included in guarantees, letters of credit and surety bonds above was $83 million, $23 million and $10 million at September 24, 2006, respectively and $94 million, $8 million and $62 million at December 31, 2005, respectively, related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

The customers of Flight Options have the contractual ability to require Flight Options to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $537 million and $575 million at September 24, 2006, and December 31, 2005, respectively.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS No. 157 on our financial position and results of operations has not been finalized.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires us to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in our statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This accounting standard is effective as of the end of the fiscal year ending after December 15, 2006. The effect of adopting SFAS No. 158 on our financial position and results of operations has not been finalized.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 will apply to our financial position and results of operations for the fiscal year ended December 31, 2006 and is not expected to have a material impact.

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

Financial instruments we hold that are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of the financial instruments that we held at September 24, 2006 and September 25, 2005, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10%, was approximately $2 million and $1 million, respectively, after-tax. Fixed rate financial instruments were not evaluated, as the risk exposure is not material. We believe our exposure due to changes in foreign exchange rates is not material due to our hedging policy and the fact that we do not enter into speculative hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a– 15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of September 24, 2006.

Conclusion of Evaluation

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 24, 2006 were effective.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Previously Reported Matters

The following summarizes material developments that have occurred in our previously reported legal proceedings since our Form 10-Q for the period ended June 25, 2006 was filed.

In re Raytheon ERISA Litigation. As previously reported, in May 2003 two purported class action lawsuits captioned, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS), and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in the U.S. District Court in Massachusetts on behalf of participants in the Company’s savings and investment plans who invested in our common stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (“ERISA”). Both complaints allege that the Company and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of the Company’s savings and investment plans’ investment in our common stock. The Court consolidated these actions in September 2003. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in the Company’s savings and investment plans who invested in our common stock since October 7, 1998. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint. In September 2005, the Court heard the motion to dismiss but declined to decide the motion subject to a trial on a statute of limitations issue, which was scheduled for June 2006. In mediation with a federal Magistrate in May 2006, the parties reached a tentative settlement. On June 23, 2006, a proposed settlement agreement was presented to the Court for approval. If approved by the Court, the settlement agreement would require us to pay $5.5 million, with part of that amount payable directly to the Company’s savings and investment plans, part payable directly to certain participants and beneficiaries and part payable for expenses. We would also pay plaintiffs’ attorney fees of $1.4 million, as determined by a federal Magistrate in September 2006. Under the proposed settlement, the class for purposes of settlement would consist of any person who was a participant or beneficiary at any time between October 7, 1998, and April 30, 2006, and whose plan accounts included investments in the Raytheon Common Stock Fund. The Court has stayed any proceedings in light of the proposed settlement. Although we believe that we and the other defendants have meritorious defenses and, in the event the proposed settlement is not approved by the Court, intend to contest this lawsuit vigorously, an adverse resolution of this lawsuit could have a material adverse effect on our financial position, results of operations and liquidity. Based on the proposed settlement agreement between the parties, however, the ultimate outcome of this matter is expected to be immaterial.

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

We are involved in various stages of investigation and cleanup relative to remediation of various environmental sites. All appropriate costs expected to be incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability is not expected to have a material effect on our financial position, liquidity or results of operations. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against the Company and its operations is contained in “Note 12—Commitments and Contingencies” within Item 1 and “Commitments and Contingencies” within Item 2 of this Form 10-Q.

Accidents involving personal injuries and property damage occur in general aviation travel. Raytheon Aircraft Company is a defendant in a number of product liability lawsuits that allege personal injury and property damage and seek substantial recoveries including, in some cases, punitive and exemplary damages. Raytheon Aircraft maintains partial insurance coverage against such claims and maintains a level of uninsured risk determined by management to be prudent. Additional information regarding aircraft product liability insurance is contained in “Note L—Commitments and Contingencies” within Item 8 of our 2005 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our 2005 Annual Report on Form 10-K and our Current Report on Form 8-K filed July 27, 2006. There have been no material changes from the factors disclosed in our 2005 Annual Report on Form 10-K and our Current Report on Form 8-K filed July 27, 2006, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
July (June 26 – July 23, 2006)	530	—	$—	$912 million
August (July 24 – August 20, 2006)	3,715,932	3,715,300	$45.15	$744 million
September (August 21 – September 24, 2006)	1,743,384	1,737,500	$47.40	$662 million

Total	5,459,846	5,452,800	$45.87

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the third quarter of 2006 includes the surrender by employees of 7,046 shares to satisfy income tax withholding obligations in connection with the vesting and distribution of common shares related to the restricted stock previously issued to employees.
(2)	On November 30, 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock commencing in 2006.

ITEM 6. EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

10.1	Agreement dated August 1, 2006 between Raytheon Company and James E. Schuster, filed as an exhibit to the Company’s Current Report on Form 8-K filed August 1, 2006, is hereby incorporated by reference.

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ David C. Wajsgras
David C. Wajsgras
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

October 26, 2006