Form 10-K
period 2006-12-31
RAYTHEON CO/
filed 2007-02-22
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 25, 2006, was approximately $19.8 billion.

The number of shares of Common Stock outstanding as of January 19, 2007 was 446,193,000.

Documents incorporated by reference and made a part of this Form 10-K:

Portions of the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Raytheon Company and its subsidiaries are an industry leader in defense and government electronics, space, information technology and technical services. We design, develop, manufacture, integrate, support and provide a wide range of technologically advanced products, services and solutions for governmental and commercial customers in the United States and abroad. We act as a prime contractor or major subcontractor on numerous defense and related programs for the U.S. government, which accounted for 84% of our sales in 2006.

We were founded in 1922 and are currently incorporated in the state of Delaware. We are the surviving company of the 1997 merger of HE Holdings, Inc. and Raytheon Company. Our principal executive offices are located at 870 Winter Street, Waltham, Massachusetts 02451.

In December 2006, we entered into a definitive agreement to sell our wholly-owned subsidiary, Raytheon Aircraft Company, which constitutes substantially all of our Aircraft business segment with the exception of certain retained items. As a result, Raytheon Aircraft is presented as discontinued operations in this Form 10-K and, unless otherwise indicated, is not included in the discussion below, which pertains to our continuing operations. For further information regarding Raytheon Aircraft and our discontinued operations, see “Note 2: Discontinued Operations” within Item 8 of this Form 10-K.

Business Segments

We currently operate in six principal business segments:

–	Integrated Defense Systems (IDS)
–	Intelligence and Information Systems (IIS)
–	Missile Systems (MS)
–	Network Centric Systems (NCS)
–	Space and Airborne Systems (SAS)
–	Technical Services (TS)

We also have three other businesses which we combine and disclose as Other. Revenue and other financial information regarding our business segments is set forth on pages 40-46 of this Form 10-K.

Integrated Defense Systems (IDS)—IDS, headquartered in Tewksbury, Massachusetts, is a leading provider of integrated joint battlespace (e.g. space, air, surface and subsurface) and homeland security solutions. IDS leverages its core domain knowledge and key capabilities in sensors, command and control, and effects, to deliver mission assured solutions for ballistic missile defense, air defense, naval and maritime, and homeland security applications, which enable situational awareness and joint integrated fires.

During 2006, IDS, as the prime mission systems equipment integrator for all electronic and combat systems of the DDG 1000 Zumwalt Class Destroyer program (DDG 1000), continued to make significant progress on the program, providing key deliverables and completing a number of major reviews and assessments. IDS also expanded its international business, particularly through sales of its Patriot Air & Missile Defense System, and continued to evolve its products and technologies for use in other markets, such as homeland security. For example, IDS is using its technology to provide advanced spectroscopic portal nuclear detectors to a homeland security customer. IDS is also leveraging its radio frequency capabilities to develop, with a partner, an economical and environmentally friendly method of extracting oil from oil shale reserves.

IDS’ key customers include the U.S. Navy, Army, Air Force and Marine Corps, the U.S. Missile Defense Agency and Department of Homeland Security. Key international customers include Japan, Saudi Arabia, Taiwan, Australia, Germany and the United Kingdom.

IDS consists of the following business areas:

–

Future Naval Capability (FNC)—FNC is the leader in the U.S. Navy’s Open Architecture initiative, serving as prime contractor and developer of the Navy’s newest and most capable combat system for the Zumwalt class destroyer under the DDG 1000 Zumwalt Class Destroyer program. FNC is responsible for the design and production of DDG 1000 developed mission systems equipment, which includes radar, sonar, computing environment, software, hardware and associated electronics systems. FNC expects to leverage the joint system integration capabilities and technologies developed for DDG 1000 to forward-fit future naval surface combatants and backfit the U.S. Navy’s family of ships.

–

Integrated Air Defense (IAD)—IAD provides integrated whole-life air defense systems which enable warfighters to sense, detect and engage threats through air and ground-based sensors and command and control systems. IAD is also leading the development of netted sensor solutions which efficiently provide a single integrated picture from data from non-collocated sensors. IAD produces systems and solutions such as the Patriot Air & Missile Defense System, a long-range, high-altitude system designed to defeat advance threats, including aircraft, tactical ballistic missiles and cruise missiles; Joint Land Attack Cruise Missile Defense Elevated Netted Sensor (JLENS), a theater-based, advanced sensor system that provides long-endurance, over-the-horizon detection and tracking capabilities required to defeat the threat of cruise missiles; and Surface Launched, Advanced Medium Range Air to Air Missile (SL-AMRAAM), a state-of-the-art air defense system designed to defeat current and emerging cruise missiles and a wide range of air breathing threats.

–

Missile Defense (MD)—MD provides joint system solutions and intelligence support for ballistic missile defense. MD’s key capabilities and solutions include system integration, information management, fusion, discrimination, test and sensor systems. MD provides Early Warning Radars, which enable threat detection, tracking and classification, and the X-band Family-of-Radars, which enable precision tracking and discrimination of ballistic missile threats, for the Ballistic Missile Defense System (BMDS).

–

International Operations—This business area provides whole-life systems and solutions to key international customers that deliver a wide range of capabilities in integrated air defense, missile defense and naval systems. This business area also leverages tools, processes and subject matter expertise developed on major U.S. programs to provide such capabilities to IDS international locations, including Raytheon Anschütz in Germany and Raytheon Australia. This business area is involved in certain international Patriot Air & Missile Defense System and SL-AMRAAM programs, and the Australian Air Warfare Destroyer (AWD) program under which IDS provides system transmitters, associated hardware and spares for the AN/SPY-1D(V) radar for the AWD.

–

Maritime Mission Systems (MMS)—MMS provides a broad array of sensors and effectors for anti-submarine and mine warfare mission areas, advanced combat systems for submarines and amphibious ships, high performance fire control systems for surface combatants and ship integration technologies for domestic and international naval and maritime customers. MMS provides the BYG-1 combat system, an integrated system of tactical control, weapons control and tactical network subsystems, to all U.S. submarines, as well as Australia’s Collins class submarines. MMS also serves as the U.S. Navy’s sole industrial partner on both heavyweight and lightweight torpedoes, providing manufacturing, design engineering and support services expertise.

–

Joint Battlespace Integration (JBI)—JBI provides integrated capabilities in surveillance and multi-domain awareness, knowledge management, information fusion and interoperability with a broad range of existing products to detect, identify, track and disseminate actionable intelligence. JBI produces the Relocatable Over The Horizon Radar (ROTHR) system, a long range, land based, wide area surveillance system and the ATHENA Data Fusion system, an information infrastructure that enables the integration of a wide range of information from a variety of sensors and other sources.

Intelligence and Information Systems (IIS)—IIS, headquartered in Garland, Texas, is a leading provider of national and tactical intelligence systems and information solutions for U.S. and foreign government clients. IIS leverages its command, control and communications technologies and its capabilities in intelligence and information systems to provide integrated ground systems for signal and image intelligence and weather and climate systems, command and control solutions for air/space platforms, operations, maintenance and engineering (OM&E) services, and information technology and homeland security solutions.

During 2006, IIS continued to grow its classified business, gaining numerous contracts on major classified programs. IIS also continued to work on a broad range of cutting-edge programs, including developing the Distributed Common Ground System (DCGS) Integrated Backbone, providing worldwide support for the U-2 reconnaissance aircraft, assisting the National Aeronautics and Space Administration (NASA) with scientific and engineering services and creating new control systems for unmanned vehicles. In addition, IIS earned a Capability Maturity Model Integration (CMMI®) Level 3 certification across the business, the newest standard for benchmarking best practices for product and service development in the defense industry.

Operating in four key market areas, DoD/civil space, Intelligence, Surveillance and Reconnaissance (ISR), Federal information technology, and homeland security, IIS serves a variety of customers including, the U.S. Air Force and Navy, the National Oceanic and Atmospheric Administration (NOAA), NASA and the National Geospatial-Intelligence Agency (NGA), as well as other federal, civil, military and international customers. IIS also partners with the intelligence community to provide intelligence solutions under numerous classified programs.

IIS consists of the following business areas:

–

Strategic Intelligence Systems (SIS)—SIS provides system engineering, development, integration and life cycle support of complex, large-scale, commercial-off-the-shelf-based systems for commercial and proprietary imaging customers. Under a proprietary program, SIS provides program management and engineering support to the National Reconnaissance Office.

–

National Systems (NS)—NS provides systems and operational support for signals intelligence (SIGINT) and multi-intelligence (multi-INT) missions. Areas of concentration include mission/resource management, real-time mission execution, signal processing and analysis, information management and knowledge discovery, and OM&E support.

–

Space Systems (SS)—SS provides satellite command and control software and provides mission and resource management, end-to-end information and network management, and modeling and simulation capabilities to its customers. SS is developing the fully integrated global ground system that speeds data delivery for the National Polar-orbiting Operational Environmental Satellite System (NPOESS), a satellite system used to monitor global environmental conditions and collect and disseminate data related to weather, atmosphere, oceans, land and near-space environment.

–

Operational Technologies and Solutions (OTS)—OTS provides information management systems, broadband broadcast systems and operations support through its diverse capabilities. These capabilities include managing state-of-the-art collection systems and products for human intelligence (HUMINT), managing large volumes of information securely and reliably, and providing operations support to intelligence community customers. OTS works on numerous classified programs.

–

Raytheon Information Solutions (RIS)—RIS provides information technology solutions in high performance and technical computing, enterprise systems, e-Commerce, logistics management, and scientific and engineering services. RIS is developing a self-verifying device combining biometrics and radio frequency technology under the US-VISIT program, an integrated, automated system to track the entry and exit of visitors in and out of the U.S.

–

Tactical Intelligence Systems (TIS)—TIS provides products and services relating to manned and unmanned SIGINT sensors, ground control of airborne SIGINT sensors, multi-INT ground systems, Unmanned Aerial Vehicle (UAV) ground stations and Intelligence, Surveillance and Reconnaissance (ISR) battle space management. In connection with the U.S. Air Force Distributed Common Ground System (DCGS) 10.2 program to modernize the Air Force’s distributed ISR systems, TIS developed the DCGS Integration Backbone (DIB), an open architecture designed to allow seamless intelligence data sharing and collaboration among the various military services and our allies. The DIB is currently being used by all four U.S. military services and has been identified as the future standard for DoD ISR systems.

Missile Systems (MS)—MS, headquartered in Tucson, Arizona, is a premier developer and producer of missile systems for the armed forces of the U.S. and other allied nations. Leveraging its key capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting and netted systems, MS has developed and supports a broad range of cutting edge weapon systems that includes missiles, smart munitions, projectiles, kinetic kill vehicles, space vehicles and directed energy effectors.

During 2006, MS continued to demonstrate its missile defense capability with several significant test successes, including one of the sea-based system with Standard Missile-3 and one of the ground-based system that incorporates the Exoatmospheric Kill Vehicle. MS also provided a rapid response to warfighter needs with a land-based Phalanx system to counter rockets, artillery and mortar threats. In addition, MS continued to develop and evolve its technologies for new applications and other markets, earning a Department of Homeland Security award for its Vigilant Eagle protection system to protect commercial and military airfields from the threat of surface-to-air missiles.

MS’ major customers include the U.S. Navy, Army, Air Force, Marine Corps and the armed forces of more than 40 allied nations.

MS consists of the following business areas:

–

Naval Weapon Systems (NWS)—The NWS business area provides layered defense capability and naval surface fire support for the navies of more than 30 countries. NWS develops, manufactures and supports the Standard Missile family of weapons with capabilities ranging from anti-air warfare to ballistic missile defense. This business area also produces the Phalanx Close-in Weapon System, the Rolling Airframe Missile and the Evolved SeaSparrow/Sparrow family of missiles for ship self-defense against air and surface threats. It is also developing the Extended Range Guided Munition, which will provide the U.S. Marine Corps with an extended range, precision accuracy fire support weapon using an evolution of existing shipboard gun systems. NWS continues to evolve its products and technologies to encompass the full spectrum of threats, including the protection of land bases to counter terrorist threats.

–

Strike—This business area provides products and services designed to enable U.S. Air Force and Navy customers to attack, suppress and destroy ground-based targets, including the Joint Standoff Weapon, High-speed Anti-Radiation Missile, Maverick precision strike missile, Paveway™ family of laser-guided “smart” bombs and Tomahawk Cruise Missile, an advanced surface- or sub-launched cruise missile with loitering and network communication capability. This business area is also developing the Miniature Air Launched Decoy, a small, low-cost cruise missile that serves as a decoy to confuse enemy sensors.

–

Air-to-Air—This business area provides air dominance capability for U.S. forces and international partners through its family of air-to-air missiles and airborne sensors. Programs include AIM-9X, a joint U.S. Navy and Air Force program for the development and fielding of the latest member of the Sidewinder short-range missile family. This business area also produces the HARM Targeting System and the Advanced Medium-Range Air-to-Air Missile (AMRAAM), a state-of-the-art, highly dependable and battle proven air-to-air missile that also has a surface-to-air launch application.

–

Land Combat—This business area provides missiles to the U.S. Army and Marine Corps and more than 40 U.S. allies and is focusing on accelerating the deployment of precision munitions capability to land combat forces and expanding its mission support capabilities. This business area provides the Stinger weapon system for air defense, the TOW family of anti-armor and anti-fortification weapons, the Javelin fire-and-forget anti-tank weapon and Excalibur, a new GPS-guided projectile designed to provide organic indirect precision fires for ground forces. It is also developing the Non-Line of Sight Launch System Precision Attack Missile, a networked weapon system for precise fires against moving and stationary targets.

–

Exoatmospheric Kill Vehicle (EKV)—This business area focuses on producing the exoatmospheric kill vehicle, the intercept component of the Ground Based Interceptor for the Ground-based Midcourse Defense system, designed to protect the U.S. against limited ballistic missile attacks and is part of the Ballistic Missile Defense System (BMDS). The EKV consists of a multi-spectral sensor in a flight package, used to detect, discriminate and destroy incoming warheads carrying weapons of mass destruction.

–

Other MS business areas include Kinetic Energy Interceptors (KEI), Advanced Missile Defense/Directed Energy Weapons (AMD/DEW) and Advanced Programs. KEI focuses on designing and developing kinetic energy- based missiles that can intercept and destroy enemy ballistic missiles during their boost/ascent and mid-course phases of flight. AMD/DEW pursues opportunities in the missile defense and directed energy markets, including the development of new missile defense solutions, NASA/space applications, modeling/simulation and discrimination capabilities, high power microwave and high energy laser systems. Advanced Programs focuses on the development and early introduction of next generation end-to-end system solutions, architectures and mission capabilities for the warfighter.

Network Centric Systems (NCS)—NCS, headquartered in McKinney, Texas, develops and produces net-centric mission solutions for networked sensors, command and control communications, and air traffic and homeland security. NCS capabilities include network centric operations, mission systems integration and recognized excellence in ground sensors, communications, command and control, and air traffic control systems.

During 2006, NCS acquired Houston Associates, Inc., a developer and provider of mission-critical, high-performance networks, network-centric command and control infrastructure applications and enterprise management services, and Virtual Technology Corporation, a provider of distributed systems software and systems engineering services and interoperability solutions. Both companies complement NCS’ network systems capabilities portfolio. NCS also expanded its business in the emerging homeland security market for border and perimeter security, winning a contract to develop and implement the Perimeter Intrusion Detection System (PIDS) for the Port Authority of New York and New Jersey.

NCS’ major customers include the U.S. Army, Air Force, Navy and Marine Corps, and the Federal Aviation Administration (FAA), as well as numerous international customers.

NCS consists of the following business areas:

–

Air Space Management and Homeland Security (AMHS)—AMHS provides integrated communications, navigation, surveillance and air traffic management system solutions for both military and civil customers, including the FAA and international customers in more than 50 countries. AMHS is leading the architecture development of the NextGen, which will provide net-centric solutions to significantly enhance the safety, efficiency and capacity of the U.S. air traffic control system. AMHS this year was awarded contracts to provide open road tolling systems for the Florida Turnpike Toll System and the Texas Department of Transportation and continued to work on numerous systems internationally. AMHS also provides solutions to the market for border and perimeter security, including PIDS.

–

Integrated Communications Systems (ICS)—ICS offers wireless, high-bandwidth and transformational communications solutions that enable connectivity for net-centric operations (NCO) and the Global Information Grid (GIG). ICS solutions provide mission assurance to its customers with satellite, point-to-point and networked communications services that are effective on land, sea and air. These solutions include the Enhanced Position Location Reporting System (EPLRS), an integrated networking system that provides robust, high-speed battlefield communications for warfighters, and the U.S. Navy Multiband Terminal (NMT), a single terminal for the U.S. Navy’s next generation satellite communications.

–

Command and Control Systems (C2S)—C2S develops and provides integrated solutions, systems and supporting services to deliver network-centric warfare capabilities to the U.S. Army and Navy and other customers. C2S’ agile and responsive integrated command and control systems provide functionality for such solutions as the Persistent Surveillance and Dissemination System of Systems (PSDS2), which utilizes innovative commercial off-the-shelf technologies to integrate existing field systems, forming a contextual picture upon which the warfighter can act. C2S also serves as the U.S. Army’s Future Combat Systems (FCS) Ground Sensor Integrator (GSI), managing and integrating sensor and spiral development of future netted battlefield capabilities.

–

Combat Systems (CS)—CS provides integrated ground-based surveillance and target engagement solutions designed to provide a significant advantage to the U.S. Army and Marine Corps warfighters. CS is developing ground sensor capabilities for the FCS, including the new Active Protection System, a key element in the full-spectrum suite of “hit avoidance” technologies. In addition, CS provides Long Range Advanced Scout Surveillance System (LRAS3), a long-range multi-sensor system which provides the ability to detect, identify and geo-locate distant targets.

–

Precision Technologies and Components (PTC)—PTC provides precision optical and electronic solutions, electronic hardware and software products that enhance the interoperability of communications systems and a broad range of imaging capabilities, including visible to infrared focal plane arrays for thermal imaging, earth remote sensing and astronomy applications from its Raytheon Vision Systems and ELCAN product line. PTC also provides design and manufacturing of strategic mechanical products and services through its Raytheon Precision Manufacturing product line.

–

Thales-Raytheon Systems, LLC (TRS)—TRS is a joint venture between Thales Group and Raytheon. TRS combines the two companies’ capabilities in Air Command and Control Systems (ACCS), Air Operations Centers, Battlefield Weapon Locating Radar and Military Air Surveillance Radar to provide cost-effective solutions for military air operations centers and joint operations centers. TRS builds the Firefinder Weapon Locating Radar system for the U.S. Army and international customers, as well as the U.S. Battle Control System (BCS).

–

Other NCS business areas include Raytheon Systems Limited (RSL), Raytheon’s U.K. subsidiary, and Raytheon Canada Limited (RCL). RSL designs, develops and manufactures a wide range of advanced systems for network-enabled operations, safety critical control functions and precision systems for customers such as the U.K. Ministry of Defence and commercial air traffic control organizations across the world. Programs include Joint Effects Tactical Targeting System (JETTS), supported by NCS. RSL also supports the U.K. activities of Raytheon’s other business segments. RCL provides persistent surveillance radar for air traffic management systems for the U.S. Air Force, the FAA and other international air navigation service providers.

Space and Airborne Systems (SAS)—SAS, headquartered in El Segundo, California, is a leader in the design and development of integrated systems and solutions for advanced missions, including traditional and non-traditional intelligence, surveillance and reconnaissance, precision engagement, unmanned aerial operations, special forces operations and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides electro-optic/infrared sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, electronic warfare systems and space-qualified systems for civilian and military applications.

During 2006, SAS, as the prime contractor of a team with EADS CASA North America, submitted a major proposal for the Joint Cargo Aircraft (JCA) program managed by the U.S. Army and Air Force, which we anticipate will be decided in early 2007. The JCA will be a new transport aircraft that can perform rapid-response intra-theater missions with cargo, equipment and soldiers, and would represent a key Mission System Integration (MSI) role for the business. The business also won a contract for system design and development, including an option for six low-rate initial production units, of the Silent Knight Radar, a K-band terrain-following and terrain-avoidance multi-mode radar to help U.S. Special Operations aircraft infiltrate dangerous areas undetected and at night with reduced risks of crashing while flying at low altitudes. Additionally, SAS won a risk reduction contract for the Alternative Infrared Space System (AIRSS), a program that could ultimately replace the Space Based Infrared System (SBIRS) High.

SAS predominantly provides products and services to the U.S. Navy, Air Force and Army, as well as classified and international customers.

SAS consists of the following business areas:

–

Air Combat Avionics (ACA)—ACA provides advanced fire control radar, processor solutions and technologies to customers including the U.S. Navy, U.S. Air Force and foreign governments. ACA provides both mechanically scanned radars and Active Electronically Scanned Array (AESA) radars for the U.S. Air Force’s F-15 and B-2 aircraft and for the U.S. Navy’s F/A-18 fighter jet. In addition, ACA’s advanced airborne processors form the basis of the mission computer/signal processing systems in the F-16, F/A-22 and F-35 aircraft.

–

Strategic Systems (SS)—SS provides space and space-qualified sensor payloads for intelligence, defense and civil space applications. This business area’s customers and programs are predominantly classified. Non-classified programs include the Space Tracking and Surveillance System (STSS), a system for midcourse tracking and dissemination of objects, and the Visible Infrared Imager Radiometer Suite (VIIRS), which will provide advanced imaging and radiometric capabilities onboard the National Polar-orbiting Operational Environmental Satellite System (NPOESS).

–

Precision Attack and Surveillance Systems (PASS)—PASS provides maritime surveillance radars, terrain following/terrain avoidance (TF/TA) radars and electro-optical and infrared sensors for surveillance, reconnaissance and targeting mission support, including the APY-10 radar for the U.S. Navy’s Multi-Mission Maritime Aircraft and the ASQ-228 ATFLIR targeting pod for the F/A-18.

–

Integrated Airborne Systems (IAS)—IAS provides advanced intelligence, surveillance and reconnaissance (ISR) sensors and system solutions for domestic and international customers. IAS provides the Enhanced Integrated Sensor Suite (EISS) for the Global Hawk unmanned aerial system, which enables Global Hawk to scan large geographic areas and produce outstanding high-resolution reconnaissance imagery. IAS also provides through RSL the dual mode Synthetic Aperture Radar/Moving Target Indicator (SAR/MTI) sensor for the Airborne Stand-Off Radar (ASTOR) program for the U.K. Ministry of Defence, which enables high-resolution images and the monitoring of hostile forces. Additionally, IAS is expanding its capabilities in Mission Systems Integration with pursuits such as Joint Cargo Aircraft (JCA).

–

Electronic Warfare Systems (EWS)—EWS provides aircraft and shipboard self-protection systems to counter threats and enhance platform and force survivability, including ALE-50 and Advanced Towed Decoys, and ALR-67(V)3 Radar Warning Receiver.

–

Other SAS business areas include Advanced Products Center (APC), Advanced Concepts and Technologies (ACT) and Integrated Technology Programs (ITP). APC designs and manufactures high performance transmit/receive modules and transmit/receive integrated microwave modules (T/RIMMs) for multiple AESA radars. ACT conducts internal research and development for SAS and contract research and development for customers, including the U.S. Air Force Research Lab and the Defense Advanced Research Projects Agency (DARPA). ITP provides a wide range of state-of-the-art product families and engineering services in support of the DoD’s recent efforts to transform the capabilities and structure of the U.S. armed forces, including a variety of sophisticated GPS systems and anti-jam solutions for many customers including the U.S Air Force and Navy.

Technical Services (TS)—TS, headquartered in Reston, Virginia, provides technology solutions for defense, federal government and commercial customers worldwide, specializing in Mission Support—total life-cycle support that predicts customer needs, senses potential problems and responds proactively with appropriate solutions, as well as homeland security, customized engineering and manufacturing services and base and range operations. TS also provides lifecycle logistics support to Raytheon products and systems in the field.

During 2006, TS continued deploying its Mission Support ReadiLogTM Integrated Solution Sets, including condition-based maintenance; integrated information management; integrated supply chain management; logistics modeling, simulation and visualization; obsolescence management; performance-based logistics; total asset visibility; training and performance solutions. These solution sets are Raytheon technologies for implementing Mission Support and are designed to enable customers to more efficiently address their logistics transformation challenges.

TS customers include all branches of the U.S. Armed Forces, NASA, the FAA, the U.S. National Science Foundation, Department of Energy, the Transportation Security Administration and other agencies of the Department of Homeland Security, and certain international governments.

TS consists of the following business areas:

–

System and Product Support Solutions (SPSS)—SPSS, which leads Mission Support, provides logistics systems engineering, as well as civil, logistics, reliability and maintenance and safety engineering. SPSS also provides technical, installation, maintenance and site integration work on major command and control systems including telecommunication upgrades at more than 5,000 FAA facilities. SPSS also specializes in the installation, diagnostics, maintenance and upgrades of Raytheon products and systems at customer facilities and works with the FAA and Transportation Security Administration on certain domestic homeland security programs.

–

Logistics and Training Systems (LTS)—LTS provides logistics, supply chain management, training, classified and unclassified operations and maintenance support services. Programs include U.S. Army Live Training, in which LTS provides engineering and technical services, lifecycle management and operations and maintenance services in support of field training at more than 20 sites. LTS also works with the U.S. Defense Threat Reduction Agency on international counter-proliferation and counter-terrorism programs.

–

Engineering & Production Support (EPS)—EPS provides a broad spectrum of engineering and limited-production services, including Capability Maturity Model Integration (CMMI®) level 5 software engineering and level 3 systems engineering. EPS participates with the software support activity for the V-22 platform. Additionally, EPS provides mission systems and avionics software for the U.S. Marine Corps’ MV-22 assault aircraft and the U.S. Air Force’s CV-22 aircraft. EPS also designed and provides integration and field support for the Shared Reconnaissance Pod, which provides real-time, high-resolution imaging to F/A-18E/F air crews and air operation commanders in support of pre-mission intelligence, post-mission damage assessment and real-time target tasking and retasking.

–

Depot Operations (DO)—DO provides full lifecycle support for electronics and weapons, both sea and land based. DO performs support on numerous platforms including the WSC-6 surface search radar, Seasparrow launcher—MK 29 Guided Missile Launching System, Kidd Class Destroyer and the U.S. Navy’s Extremely High Frequency Satellite Program, a performance-based logistics program. DO also supports the National Ignition Facility at Lawrence Livermore National Laboratory, which develops advanced laser and fusion technologies.

–

Other TS business areas include Raytheon Australia and Raytheon Polar Services (Raytheon Polar). Raytheon Australia is a Mission Support and mission systems integration provider to the Australian Government, managing the entire operations and maintenance requirements of the Canberra Deep Space Communication Complex and providing design, integration and lifecycle operations and maintenance services for the Royal Australian Defense Force’s aerospace capability. Raytheon Polar specializes in providing science support, operations, information technology and communications systems, logistics and facilities engineering and construction services and support to the United States Antarctic Program (USAP) for the National Science Foundation.

Other—Other consists of the following businesses:

–

Flight Options LLC (FO)—FO offers services in the fractional and membership segment in the for hire jet industry, including programs for ownership shares of new and used aircraft, aircraft leasing and prepaid hourly membership programs.

–

Raytheon Airline Aviation Services LLC (RAAS)—RAAS manages the long-term orderly wind-down of our commuter aircraft business, which includes aircraft in inventory, leased aircraft and notes receivable for financed aircraft.

–	Raytheon Professional Services LLC (RPS)—RPS provides integrated learning solutions to commercial and government organizations worldwide.

Sales to the U.S. Government

Our net sales to the U.S. government, principally the DoD, were $17.0 billion in 2006, $15.7 billion in 2005 and $14.6 billion in 2004, representing 84%, 83% and 82% of total sales in 2006, 2005 and 2004, respectively. Included in U.S. government sales were foreign military sales of $1.3 billion, $1.1 billion and $1.0 billion in 2006, 2005 and 2004, respectively.

Government Contracts and Regulation

We act as a prime contractor or major subcontractor for numerous U.S. government programs. As a result, we are subject to extensive regulations and requirements of the U.S government agencies and entities which govern these programs, including with respect to the award, administration and performance of contracts under such programs. We are also subject to certain unique business risks associated with the U.S. government program funding and appropriations and government contracts and with supplying technologically-advanced, cutting edge defense-related products and services to the U.S. government.

U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation (DFAR) and

other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. For a discussion of certain risks associated with compliance with U.S. government contract regulations and requirements, see Item 1A “Risk Factors” of this Form 10-K.

U.S. government contracts include both cost reimbursement and fixed price contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance, (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule, and (iii) cost plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, the contractor is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing contracts have been made partially or wholly unallowable for reimbursement by statute, FAR or other regulation. Examples of such costs include charitable contributions, certain merger and acquisition costs, lobbying costs and certain litigation defense costs.

Fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, the contractor agrees to perform a specific scope of work for a fixed price and as a result, benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, the contractor shares with the government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, the contractor’s profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive type contracts, the contractor usually receives either milestone payments equaling up to 90% of the contract price or monthly progress payments from the government generally in amounts equaling 80% of costs incurred under government contracts. The remaining amount, including profits or incentive fees, is billed upon delivery and acceptance of end items under the contract. For a discussion of certain risks associated with fixed price contracts, see Item 1A “Risk Factors” of this Form 10-K.

U.S. government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default based on performance. If a contract is terminated for convenience, the contractor is generally entitled to payments for its allowable costs and will receive some allowance for profit on the work performed. If a contract is terminated for default, the contractor is generally entitled to payments for its work that has been accepted by the government. The U.S. government’s right to terminate its contracts has not had any material adverse effect upon our operations or financial condition in light of our total government and defense business. For a discussion of the risks associated with the U.S. government’s right to terminate its contracts, see Item 1A “Risk Factors” of this Form 10-K.

U.S. government programs generally are implemented by the award of individual contracts and subcontracts. Congress generally appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The contracts and subcontracts under a program generally are subject to termination or adjustment if appropriations for such programs are not available or change. The U.S. government is required to adjust equitably a contract price for additions or reductions in scope or other changes ordered by it. For a discussion of the risks associated with program funding and appropriations, see Item 1A “Risk Factors” and “Overview” within Item 7 of this Form 10-K.

In addition, because we are engaged in supplying technologically-advanced, cutting edge defense-related products and services to the U.S. government, we are subject to certain business risks, some of which are specific to our industry. These risks include: the cost of obtaining and retaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Our sales to the U.S. government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. See Item 1A “Risk Factors” and “Overview” within Item 7 of this Form 10-K for a more detailed discussion of these and other related risks.

We, principally through our IIS and SAS business segments, are also involved in government programs which are classified by the U.S. government and cannot be specifically described in this Form 10-K. The operating results of these classified programs are included in our consolidated financial statements. The business risks and considerations associated with these classified programs generally do not differ materially from those of our other government programs and products.

We are subject to similar government regulations and contract requirements with respect to our sales to non-U.S. customers. See “International Sales” on page 13 of this Form 10-K for more information regarding our sales outside of the U.S. and Item 1A “Risk Factors” for a discussion of the risks associated with international sales.

See “Sales to the U.S. Government” on page 10 of this Form 10-K for information regarding the percentage of our revenues generated from sales to the U.S. government.

Backlog

Our backlog of orders was $33.8 billion at December 31, 2006 and $31.5 billion at December 31, 2005. The 2006 amount includes backlog of approximately $29.9 billion from the U.S. government compared with $27.0 billion at the end of 2005. Approximately $3.5 billion and $0.4 billion of the 2006 backlog amount represents direct foreign government backlog and non-government foreign backlog, respectively. Approximately $18.2 billion of the 2006 year-end backlog is not expected to be filled during the following twelve months. These amounts include both funded backlog (unfilled firm orders for products for which funding has been both authorized and appropriated) and unfunded backlog (firm orders for which funding has not yet been appropriated). For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

Research and Development

We conduct extensive research and development activities to continually enhance our existing products and services and develop new products and services to meet our customers’ changing needs and requirements and to address new market opportunities. During 2006, we expended $464 million on research and development efforts compared with $430 million in 2005 and $413 million in 2004. These expenditures principally have been for product development for the U.S. government, including bid and proposal efforts related to government programs. We also conduct funded research and development activities under government contracts which are included in net sales. For additional information related to our research and development activities, see “Note 1: Accounting Policies” within Item 8 of this Form 10-K.

Raw Materials, Suppliers and Seasonality

We are dependent upon the delivery of materials by suppliers and the assembly of major components and subsystems by subcontractors used in our products. Some products require relatively scarce raw materials. In addition, in connection with our government and defense business, we must comply with specific procurement requirements which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, for a variety of reasons, we are dependent on sole-source suppliers. We enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems. We generally have not experienced material difficulties in procuring the necessary raw materials, components and other supplies for our products.

In recent years, our revenues in the second half of the year have generally exceeded revenues in the first half. The timing of government awards, the availability of government funding and product deliveries are among the factors affecting the periods in which revenues are recorded. We expect this trend to continue in 2007.

Competition

We directly participate in most major areas of development in the defense and government electronics, space, information technology and technical services and support markets. Technical superiority, reputation, price, past performance, delivery schedules, financing and reliability are among the principal competitive factors considered by customers in these markets. We compete worldwide with a number of U.S. and international companies in these markets, some of which may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. The on-going consolidation of the U.S. and global defense, space and aerospace industries continues to intensify competition and has reduced the number of principal prime contractors in the U.S. As a result of this consolidation, we frequently partner on various programs with our major suppliers, some of whom are, from time to time, competitors on other programs.

Patents and Licenses

We own an intellectual property portfolio which includes, by way of example, many United States and foreign patents, as well as unpatented know-how, trademarks and copyrights, all of which contribute to the preservation of our competitive position in the market. In certain instances, we have augmented our technology base by licensing the proprietary intellectual property of others. We also license our intellectual property to others. While our intellectual property rights in the aggregate are important to the operation of Raytheon, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business, taken as a whole.

Employment

As of December 31, 2006 and December 31, 2005, we had approximately 80,000 employees, including the employees of Raytheon Aircraft. Approximately 15% of our employees are unionized. We consider our union-management relationships to be generally satisfactory. However, from November 2006 to January 2007, members of the International Association of Machinists at a Missile Systems site conducted a work stoppage. During 2006, no other work stoppages have occurred at any of our sites. In addition, in March 2006, pilots at Flight Options voted to be represented by the International Brotherhood of Teamsters. Flight Options is engaged in good faith negotiations with the union to reach a mutually acceptable initial labor agreement for its pilots.

International Sales

Our sales to customers outside the U.S. were $3.7 billion or 18% of total sales in 2006, $3.4 billion or 18% of total sales in 2005 and $3.3 billion or 18% of total sales in 2004. Included in sales to customers outside the U.S. were foreign military sales through the U.S. government of $1.3 billion, $1.1 billion and $1.0 billion, in 2006, 2005 and 2004, respectively. International sales were principally in the fields of air defense systems, air traffic control systems, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communication. Generally, we finance our foreign subsidiary working capital requirements in the applicable countries. Sales and income from international operations and investments are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. We have acted to protect ourself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments. See revenues derived from external customers and long-lived assets by geographical areas set forth in “Note 15: Business Segment Reporting” within Item 8 of this Form 10-K.

In connection with certain foreign sales, we utilize the services of sales representatives who are paid commissions in return for services rendered.

The export from the U.S. of many of our products may require the issuance of a license by either the U.S. Department of State under the Arms Export Control Act of 1976 (formerly the Foreign Military Sales Act), the U.S. Department of Commerce under the Export Administration Act and its implementing regulations as kept in force by the International Emergency Economic Powers Act of 1977 (“IEEPA”), or the U.S. Department of the Treasury under IEEPA or the Trading with the Enemy Act of 1917. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15 or 30 days (depending on the identity of the country that will utilize the equipment and services) prior to authorizing such exports. During that time, the Congress may take action to block or delay a proposed export by joint resolution which is subject to Presidential veto.

Additional information regarding the risks associated with our international business is contained in Item 1A “Risk Factors” of this Form 10-K.

Environmental Regulation

Our operations are subject to and affected by a variety of federal, state and local environmental protection laws and regulations. We have provided for the estimated cost to complete remediation where we have determined that it is probable that we will incur such costs in the future to address the environmental impact at current or formerly owned operating facilities or at sites where we have been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency (EPA) or similarly designated by other environmental agencies. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup and the status of the law, regulations and their interpretations.

In order to assess the potential impact on our financial statements, management estimates the possible remediation costs that reasonably could be incurred by us. Such estimates take into consideration the professional judgment of our environmental professionals and, when necessary, consultation with outside environmental specialists.

If we are ultimately found to have liability at those sites where we have been designated a PRP, we expect that the actual costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, however, responsible parties may be jointly and severally liable and, therefore, potentially liable for the full cost of funding such remediation. In the unlikely event that we are required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs. The amounts we record do not reflect the unlikely event that we would be required to fund the entire cost of such remediation, nor do they reflect the possibility that we may recover some of these environmental costs from insurance policies or from other PRPs, because neither manner of recovery is deemed probable.

We manage various government-owned facilities on behalf of the U.S. government. At such facilities, environmental compliance and remediation costs have historically been the responsibility of the government and we relied (and continue to rely with respect to past practices) upon government funding to pay such costs. While the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance are typically borne by either the government or the contractor, depending on the contract and the relevant facts. Fines and penalties are unallowable costs under the contracts pursuant to which such facilities are managed.

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

Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against Raytheon and its operations is contained in Item 1A “Risk Factors,” Item 3 “Legal Proceedings,” “Commitments and Contingencies” within Item 7 and “Note 12: Commitments and Contingencies” within Item 8 of this Form 10-K.

Available Information and Stock Exchange Certification

Our Internet address is www.raytheon.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

We make available free of charge on or through our Internet website under the heading “Investor Relations,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Copies of our key corporate governance documents, including our Governance Principles, Certificate of Incorporation, By-laws and charters for the Audit Committee, Management Development and Compensation Committee, Governance and Nominating Committee and Public Affairs Committee of Board of Directors and code of ethics entitled “Standards of Business Ethics and Conduct” are also available on our website. Stockholders may request free copies of these documents from the Investor Relations Department by writing to Raytheon Company, Investor Relations, 870 Winter Street, Waltham, MA 02451, or by calling (781) 522-5123 or by sending an email request to invest@raytheon.com.

We filed our annual CEO certification with the New York Stock Exchange on May 25, 2006.

ITEM 1A. RISK FACTORS

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding our anticipated sale of Raytheon Aircraft Company, 2007 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

The consummation of our sale of Raytheon Aircraft Company is subject to risks and uncertainties, including the satisfaction or waiver of specified closing conditions by both parties.

In December 2006, we entered into a definitive agreement to sell our wholly-owned subsidiary, Raytheon Aircraft Company. The transaction is subject to certain closing conditions, including the receipt of certain regulatory approvals and the absence of events occurring that would have a material adverse effect (as defined in the definitive agreement) on Raytheon Aircraft, and is expected to be consummated during the first half of 2007. In the event that the Raytheon Aircraft sale, as contemplated, is not consummated, Raytheon Aircraft’s business could be negatively impacted by customer and employee concerns arising from the uncertainty of the situation. Additionally, the market value of our common stock, which may assume and reflect the consummation of the announced Raytheon Aircraft sale, may fluctuate and be volatile.

We depend on the U.S. government for a significant portion of our business and changes in government defense spending could have severe consequences on our financial position, results of operations and business.

Raytheon Aircraft, which derives a substantial majority of its revenues from the sale of business aircraft to commercial customers, is our only principal business that is not predominantly a government defense business. Accordingly, in the event that our sale of Raytheon Aircraft is consummated, our dependence upon the U.S. government for business would increase. In 2006, with Raytheon Aircraft presented as discontinued operations and therefore no longer included in our net sales, U.S. government sales accounted for approximately 84% of our total net sales. U.S. government sales included foreign military sales of $1.3 billion, $1.1 billion and $1.0 billion in 2006, 2005 and 2004, respectively.

Our revenues from the U.S. government largely result from contracts awarded to us under various U.S. government programs, primarily defense-related programs. The funding of our programs is subject to the overall U.S. government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. While the overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the U.S. Department of Defense’s military transformation initiatives, we can give no assurance that such spending will continue to grow, or not be reduced. Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition.

Our financial performance is dependent on our ability to perform our U.S. government contracts which are subject to uncertain levels of funding and termination.

Our financial performance is dependent on our performance under our U.S. government contracts. While we are involved in numerous programs and are parties to thousands of U.S. government contracts, the termination of one or more large contracts, whether due to lack of funding, for convenience, or otherwise, or the occurrence of delays, cost overruns and product failures in connection with one or more large contracts, could negatively impact our results of operations and financial condition. Furthermore, we can give no assurance that we would be able to procure new U.S. government contracts to offset the revenues lost as a result of any termination of our contracts.

The funding of U.S. government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. In the event that appropriations for one of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales under such contract or subcontract.

In addition, U.S. government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default based on performance. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

Our government contracts also typically involve the development, application and manufacturing of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven. In some instances, product requirements or specifications may be modified. As a result, we may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns and product failures, in connection with performing our government contracts.

Our international sales are a significant portion of our business and such sales may expand in the future; accordingly, we may increasingly become subject to the risks of doing business in foreign countries.

Our international business exposes us to certain unique and potentially greater risks than our domestic business and our exposure to such risks may increase if our international business continues to grow as we anticipate. Our international business is subject to local government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs.

We may not be successful in obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments.

Due to the nature of our products, we must first obtain licenses and authorizations from various U.S. government agencies before we are permitted to sell many of our products outside of the U.S. For example, the U.S. Department of

State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent or delay certain sales. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations and financial condition.

Competition within our markets may reduce our revenues and market share.

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We anticipate increasing competition in our core markets as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us, and the anticipated moderation of U.S. defense spending growth, which will limit market opportunities for us and our competitors. These markets also are becoming increasingly more concentrated due to the trend of certain customers awarding a smaller number of large multi-service contracts. We are also facing increasing competition in our domestic and international markets from foreign and multinational firms. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our results of operations and financial condition.

Our future success depends on our ability to develop new offerings and technologies for our current and future markets.

To achieve our business strategies and continue to grow our revenues and operating profit, we must successfully develop new or adapt or modify our existing offerings and technologies for our current core defense markets and our future markets, including adjacent and emerging markets. Accordingly, our future performance depends on a number of factors, including our ability to:

–	Identify emerging technological trends in our current and future markets;
–	Identify additional uses for our existing technology to address customer needs in our current or future markets;
–	Develop and maintain competitive products and services for our current and future markets;
–	Enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors;
–	Develop and manufacture and bring solutions to market quickly at cost-effective prices; and
–	Effectively structure our businesses, through the use of joint ventures, teaming agreements and other forms of alliances, to the competitive environment.

We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new and adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our offerings will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products. The possibility that our competitors might develop new technology or offerings might cause our existing technology and offerings to become obsolete. If we fail in our new product development efforts or our products or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new government contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.

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

As a government contractor, we are subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

As a U.S. government contractor, we are subject to a number of procurement rules and regulations.

Government contractors must also comply with specific procurement regulations and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. If these requirements change, our costs of complying with them could increase and reduce our margins. In addition, failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records and the recording of costs, and foreign corruption. The termination of a government contract or relationship as a result of any of these acts could have a negative impact on our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

We depend on component availability, subcontractor performance and our key suppliers to manufacture and deliver our products and services.

We are dependent upon the delivery of materials by suppliers and the assembly of major components and subsystems by subcontractors used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. With respect to most of our business, we must comply with specific procurement requirements, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, we may not have readily available alternatives. While we enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.

We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.

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

At December 31, 2006, we had goodwill and other intangible assets of approximately $12.1 billion, net of accumulated amortization, which represented approximately 47% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. Future determinations of significant write-offs of goodwill as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

We remain subject to certain risks and uncertainties with respect to Raytheon Aircraft Company while we continue to operate the business.

While we continue to operate Raytheon Aircraft, we remain subject to certain risks and uncertainties including the risks associated with: using lot accounting for new commercial aircraft and our valuation of used aircraft and parts in inventories, both of which require significant judgment and the use of assumptions and estimates; a downturn in the general aviation and other aircraft markets which could result in declining sales of aircraft and increases in aircraft inventories and costs; an accident involving our aircraft which could result in significant tort liability and harm our reputation and result in reduced sales; and compliance with extensive government regulation over aircraft manufacturing, which could require us to incur greater costs and reduce our margins.

If Flight Options is unable to meet its projected future financial performance or otherwise support its carrying value, we could record additional impairment charges which could have a negative impact on our results of operations.

Flight Options has a history of operating losses. In the fourth quarter of 2006 and 2005, we recorded a $55 million pretax and a $22 million pretax goodwill impairment charge related to Flight Options, respectively, based on our determination that the fair value of the business was not sufficient to recover the carrying value of its assets, including goodwill. We estimated the fair value of Flight Options using a discounted cash flow methodology. There were no observable market comparables available. The discounted cash flow methodology was based on the most recent Flight Options long-term plan at such time and the financial objectives therein. This methodology involves significant judgment regarding Flight Options’ projected future cash flows, expected market conditions and the impact of these on the selection of the discount rate used in estimating the fair value of Flight Options. We periodically evaluate whether conditions exist or events have occurred that impact Flight Options’ ability to achieve its financial objectives or otherwise affect the value of Flight Options. Such conditions or events may include a downturn in the fractional ownership or general aviation markets or a significant change in industry dynamics or customer preferences, increased competition or pricing pressures, an increase in Flight Options’ operating costs due to higher aircraft or other costs, a change in our operating model or strategy with respect to Flight Options, or other information regarding its market value. If we determine that the fair value of Flight Options, which is largely based upon Flight Options’ projected future financial performance assuming continued operation by us, is less than its carrying value, then our investment in Flight Options could become further impaired. In the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations. For additional information related to Flight Options, see “Other” within “Segment Results” within Item 7 of this Form 10-K.

We use estimates in accounting for our pension plan and changes in our estimates could adversely affect our results of operations.

We must determine our pension plan expense or income which involves significant judgment, particularly with respect to our long-term return on pension assets and discount rate assumptions. If our discount rate assumption or long-term return on assets (ROA) (which is used to determine the funded status of our pension plans) is decreased due to changes in our assumptions or other reasons, our pension plan funded status and expense could increase which would negatively impact our results of operations. In addition, if our actual return on assets differs from our long-term ROA assumption, our pension plan funded status and pension expense would change.

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

In pursuing our business strategies, we continually review, evaluate and consider potential investments and acquisitions. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, acquisitions and investments involve certain other risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in achieving strategic objectives and other benefits expected from acquisitions or investments, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets and the potential loss of key employees of the acquired businesses.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position or results of operations.

We are defendants in a number of litigation matters and are subject to various other claims, demands and investigations. These matters may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in the litigation matters to which we have been named a party and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our financial condition, results of operations and liquidity.

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

Approximately 12,000 of our employees, including the employees of Raytheon Aircraft, are unionized, which represented approximately 15% of our employees at December 31, 2006. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships, currently with 9 different U.S. labor organizations and 4 different non-U.S. labor organizations, will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many United States and foreign patents and patent applications, and have rights in unpatented know-how, trademarks and copyrights. On occasion, we have applied for semiconductor chip mask work registrations. The U.S. government has licenses in our patents and certain other intellectual property that are developed in performance of government contracts, and it may use or authorize others to use such patents and intellectual property for government purposes. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Moreover, the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under U.S. law.

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

We are also subject to increasingly stringent laws and regulations that impose strict requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes, restrict air and water emissions from our manufacturing operations, including government-owned facilities we manage, and require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. In addition, if we were convicted of a violation of the Federal Clean Air Act or the Clean Water Act, the facility involved in the violation could not be used in performing any U.S. government contract awarded during the violation period. We incur, and expect to continue to incur, substantial capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

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

New accounting standards could result in changes to GAAP that could impact our reported results of operations, financial condition and other financial measures.

From time to time, the Financial Accounting Standards Board, the SEC and other regulatory bodies may issue new and revised standards, interpretations and other guidance that change Generally Accepted Accounting Principles in the United States (GAAP). The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes to GAAP could impact our reported results of operations, financial condition and other financial measures.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Raytheon and its subsidiaries operate in a number of plants, laboratories, warehouses and office facilities in the United States and abroad.

As of December 31, 2006, we owned, leased and utilized approximately 38.5 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 94% of which was located in the United States. Of such total, approximately 44% was owned (or held under a long term ground lease with ownership of the improvements), approximately 52% was leased and approximately 4% was made available under facilities contracts for use in the performance of U.S. Government contracts. Of the 38.5 million square feet of floor space owned and leased by us, approximately 2,408,715 square feet was subleased to unrelated third parties. In addition to the 38.5 million square feet, we had approximately 229,716 square feet of floor space that was vacant.

There are no major encumbrances on any of our facilities other than financing arrangements which in the aggregate are not material. In the opinion of management, our properties have been well maintained, are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements.

As of December 31, 2006, our business segments had major operations at the following locations:

–	Integrated Defense Systems—Huntsville, AL; San Diego, CA; Andover, MA; Sudbury, MA; Tewksbury, MA; Woburn, MA; Portsmouth, RI; Poulsboro, WA; and Kiel, Germany.
–	Intelligence and Information Systems—Aurora, CO; Landover, MD; Linthicum, MD; Omaha, NE; State College, PA; Garland, TX; Falls Church, VA; Reston, VA; and Springfield, VA.
–	Missile Systems—East Camden, AR; Tucson, AZ; Rancho Cucamonga, CA; Louisville, KY; and Farmington, NM.
–

Network Centric Systems—Fullerton, CA; Goleta, CA; Largo, FL; St. Petersburg, FL; Ft. Wayne, IN; Marlboro, MA; Towson, MD; Dallas, TX; McKinney, TX; Plano, TX; Richardson, TX; Sherman, TX; Midland, Ontario, Canada; and Waterloo, Ontario, Canada; and Harlow, England.

–	Space and Airborne Systems—El Segundo, CA; Goleta, CA; Forest, MS; Dallas, TX; and Glenrothes, Scotland.
–	Technical Services—Chula Vista, CA; Long Beach, CA; Pomona, CA; Van Nuys, CA; Indianapolis, IN; Burlington, MA; Norfolk, VA; Reston, VA and Canberra, Australia.
–	Other—Troy , MI; Richmond Heights, OH; and Salina, KS.
–	Aircraft—Little Rock, AR; Salina, KS; Wichita, KS and Dallas, TX.
–	Administration and Services—Billerica, MA; Waltham, MA; Garland, TX; and Arlington, VA.

A summary of the space owned, leased and utilized by us as of December 31, 2006, by business segment is as follows:

	Leased	Owned(1)	Gov’t Owned	Total(2)
Integrated Defense Systems	2,332,256	2,832,493	175,204	5,339,953
Intelligence and Information Systems	2,663,328	980,754	—	3,644,082
Missile Systems	2,938,740	964,332	1,251,414	5,154,486
Network Centric Systems	2,374,944	3,696,549	2,036	6,073,529
Space and Airborne Systems	3,330,078	3,873,966	—	7,204,044
Technical Services	3,066,886	184,388	160,666	3,411,940
Aircraft(3)	2,395,937	3,784,981	—	6,180,918
Other	484,488	18,672	—	503,160
Administration and Services	573,225	396,236	—	969,461
Totals	20,159,882	16,732,371	1,589,320	38,481,573
(1)	Ownership may include either fee ownership of land and improvements or a long term land lease with ownership of improvements.
(2)	Excludes approximately 229,716 square feet of vacant space.
(3)	Primarily consists of space which is included in the pending sale of Raytheon Aircraft.

ITEM 3. LEGAL PROCEEDINGS

Previously Reported Proceedings

In re Raytheon ERISA Litigation. As previously reported, in May 2003 two purported class action lawsuits captioned, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS), and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in the U.S. District Court in Massachusetts on behalf of participants in our savings and investment plans who invested in our common stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act (“ERISA”). Both complaints allege that we and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of our savings and investment plans’ investment in our common stock. The Court consolidated these actions in September 2003. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in our savings and investment plans who invested in our common stock since October 7, 1998. We believe that we and the other defendants have meritorious defenses. After certain preliminary motions and mediation conferences, the parties reached a tentative settlement in 2006. On February 6, 2007, the Court approved the settlement agreement. The settlement agreement requires us to pay $5.5 million, with part of that amount payable directly to the Company’s savings and investment plans, part payable directly to certain participants and beneficiaries and part payable for expenses of administering the settlement. The Court also approved an order requiring us to pay plaintiffs’ attorney fees of $1.4 million, as determined by a federal Magistrate in September 2006, and approximately $61,000 in plaintiffs’ attorney expenses. The class for purposes of settlement consists of any person who was a participant or beneficiary at any time between October 7, 1998, and April 30, 2006, and whose plan accounts included investments in the Raytheon Common Stock Fund. If no appeal or request for reconsideration of the Court’s February 6, 2007 orders is requested within 30 days, those orders will become final. Based on the Court’s approval of the settlement, the outcome of this matter is expected to be immaterial.

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

We are involved in various stages of investigation and cleanup relative to remediation of various environmental sites. All appropriate costs expected to be incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability is not expected to have a material effect on our financial position, liquidity or results of operations. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations is contained in “Environmental Regulation” within Item 1, Item 1A “Risk Factors,” “Commitments and Contingencies” within Item 7, and “Note 12: Commitments and Contingencies” within Item 8 of this Form 10-K.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below. Each executive officer was elected by our Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Thomas M. Culligan

Mr. Culligan has served as Senior Vice President—Business Development of Raytheon Company and CEO of Raytheon International, Inc. since March 2001. From 2000 to March 2001, Mr. Culligan was Vice President and General Manager of Defense and Space at Honeywell International Inc., a diversified technology and manufacturing company. From 1994 to 2000, Mr. Culligan held various positions at Allied Signal, Inc., an aerospace, automotive and engineering company, including Vice President and General Manager, Vice President—Europe, Africa and the Middle East—Marketing, Sales and Service unit and President of Government Operations. Prior to joining Allied Signal, he held executive positions at McDonnell Douglas Corporation. Age 55.

Bryan J. Even

Mr. Even has served as Vice President of Raytheon Company since April 2002 and President of Raytheon Technical Services Company LLC (RTSC) since October 2001. Before assuming leadership of RTSC, Mr. Even had oversight for the Engineering and Production Support business unit in Indianapolis, formerly the Naval Air Warfare Center, from 1999 to 2001. From 1998 to 1999, Mr. Even was Director of East Coast Depot Operations for RTSC. Prior thereto, he was the Deputy General Manager of the Engineering and Depots Group of Raytheon Service Company. Age 46.

Louise L. Francesconi

Ms. Francesconi has served as Vice President of Raytheon Company and President of the Missile Systems business unit since September 2002. From November 1999 to September 2002, Ms. Francesconi was a vice president of Raytheon Company and General Manager of the Missile Systems division within the Electronic Systems business unit. From February 1998 to November 1999, she was Senior Vice President of the former Raytheon Systems Company and Deputy General Manager of the company’s Defense Systems segment. Ms. Francesconi joined Raytheon in 1997 with the merger of the Hughes Electronics defense business, where she had served as the President of the Hughes Missile Company since 1996. Since 2006, Ms. Francesconi has served on the Board of Directors of Stryker Corporation, a leading medical technology company. Age 53.

Charles E. Franklin

Mr. Franklin has served as Vice President of Raytheon Company leading the Raytheon Company Evaluation Team since September 2003. Mr. Franklin was President of the Integrated Defense Systems (IDS) business unit from September 2002 to September 2003. From 1998 to September 2002, Mr. Franklin was Vice President and General Manager of the Air and Missile Defense Systems division within the Electronic Systems business unit. Age 68.

Richard A. Goglia

Mr. Goglia has served as Vice President-Treasurer and Corporate Development since August 2006. From January 1999 to August 2006, Mr. Goglia was Vice President and Treasurer. Mr. Goglia joined Raytheon Company in March 1997 and until January 1999, Mr. Goglia was Director, International Finance. Prior to joining Raytheon Company, Mr. Goglia spent 16 years in various financial and management positions at General Electric Company, a diversified technology, media and financial services company, and General Electric Capital Corporation where his last position was Senior Vice President—Corporate Finance. Age 55.

Lawrence J. Harrington

Mr. Harrington has served as Vice President, Internal Audit since July 2004. From January 2002 to July 2004, Mr. Harrington served as Vice President of Audit of Staples Inc., an office products company. From July 2001 to January 2002, Mr. Harrington was a Managing Director at PricewaterhouseCoopers Consulting. From January 1994 to June 2001, Mr. Harrington was Vice President, Director Internal Audit; Vice President Human Resources; Vice President Core Customer Service—Healthcare; and Head of Northeast Customer Service—Healthcare at Aetna, Inc., a diversified health care benefits company. Age 53.

John D. Harris

Mr. Harris has served as Vice President of Contracts and Supply Chain since May 2005. From June 2003 to May 2005, Mr. Harris was Vice President of Contracts. From September 2002 to June 2003, Mr. Harris was Vice President of Contracts for Raytheon’s government and defense businesses. From April 2001 to September 2002, he was Vice President of Operations for the former Electronic Systems business unit. From November 1999 to April 2001, Mr. Harris was Vice President of Contracts for the Electronic Systems business unit. Age 45.

Jon C. Jones

Mr. Jones has served as Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since November 2005. From May 2005 to November 2005, Mr. Jones served as Vice President and Deputy General Manager of SAS. From February 2004 to May 2005, Mr. Jones was Vice President and Deputy General Manager of the Missile Systems business unit. From May 2001 to February 2004, Mr. Jones was Vice President of Missile Systems’ Strike product line. Mr. Jones joined Raytheon in 1997 with the merger of Hughes, where he had served in positions of increasing responsibility since 1977. Age 52.

Michael D. Keebaugh

Mr. Keebaugh has served as Vice President of Raytheon Company and President of the Intelligence and Information Systems (IIS) business unit since September 2002. From February 1998 to September 2002, Mr. Keebaugh was Vice President and General Manager of the Imagery and Geospatial Systems division within the Command, Control, Communication and Information Systems business unit. Mr. Keebaugh joined the Electronics Systems business unit of Raytheon in 1990 as a result of an acquisition and held other senior positions within Raytheon including Vice President and General Manager of the Imagery and Geospatial Systems division within Raytheon Systems Company. Age 61.

Taylor Lawrence

Dr. Lawrence has served as Vice President, Engineering, Technology and Mission Assurance since April 2006. From August 2001 to April 2006, Dr. Lawrence was sector vice president and general manager, C4ISR & Space Sensors Division for Northrop Grumman Electronic Sector Systems. From March 1999 to August 2001, Dr. Lawrence was vice president, Products and Technology for Northrop Grumman’s Systems Development & Technology Division. Before joining Northrop Grumman, Dr. Lawrence served as the staff director for the Select Committee on Intelligence for the U.S. Senate and, previously, as deputy director, Information Systems Office of the Defense Advanced Research Projects Agency. Age 43.

Keith J. Peden

Mr. Peden has served as Senior Vice President—Human Resources since March 2001. From November 1997 to March 2001, Mr. Peden was Vice President and Deputy Director—Human Resources. From April 1993 to November 1997, Mr. Peden was Corporate Director of Benefits and Compensation. Age 56.

Rebecca B. Rhoads

Ms. Rhoads has served as Vice President and Chief Information Officer since April 2001. From February 2000 to April 2001, Ms. Rhoads was Vice President of Information Systems Technology for the Electronic Systems business unit. From July 1999 to February 2000, she was Vice President of Information Technology for the Defense Systems division of Raytheon Systems Company. From 1996 to 1999, Ms. Rhoads was Director of the Raytheon Test Systems Design Center. Age 49.

Colin Schottlaender

Mr. Schottlaender has served as Vice President of Raytheon Company and President of the Network Centric Systems (NCS) business unit since September 2002. From November 1999 to September 2002, Mr. Schottlaender was Vice President and General Manager of the Tactical Systems division within the Electronic Systems business unit. From December 1997 to November 1999, Mr. Schottlaender was Vice President of Tactical Systems within the Sensors and Electronic Systems division of Raytheon Systems Company. He joined Raytheon in 1977 and held positions of increasing responsibility in domestic and international business development, program management, quality assurance, test engineering and product design/manufacture. Age 51.

James E. Schuster

Mr. Schuster has served as Executive Vice President of Raytheon Company and Chief Executive Officer of Raytheon Aircraft Company since May 2001. From April 2000 to May 2001, Mr. Schuster was Vice President of Raytheon Company and President of the Aircraft Integration Systems business unit. From September 1999 to April 2000, he was Deputy General Manager for the Aircraft Integration Systems business unit. Age 53.

Daniel L. Smith

Mr. Smith has served as Vice President of Raytheon Company and President of the Integrated Defense Systems (IDS) business unit since September 2003. From August 2002 to September 2003, Mr. Smith was Vice President and Deputy of the IDS business unit. From October 1996 to August 2002, he served as Vice President and General Manager of Raytheon’s Naval & Maritime Integrated Systems division. Mr. Smith joined Raytheon in 1996 as the manager of programs for U.S. Navy LPD-17 class ships. Age 54.

Jay B. Stephens

Mr. Stephens has served as Senior Vice President and General Counsel since October 2002. In December 2006, he was also elected as Secretary of the Company. From January 2002 to October 2002, Mr. Stephens served as Associate Attorney General of the United States. From 1997 to 2002, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International, Inc. (formerly Allied Signal). From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury Winthrop Shaw Pittman LLP). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Age 60.

William H. Swanson

Mr. Swanson has served as Chairman since January 2004 and as Chief Executive Officer since July 2003. Mr. Swanson joined Raytheon in 1972 and has held increasingly responsible management positions, including: President from July 2002 to May 2004; Executive Vice President of Raytheon Company and President of Raytheon’s Electronic Systems business unit from January 2000 to July 2002; Executive Vice President of Raytheon Company and Chairman and CEO of Raytheon Systems Company from January 1998 to January 2000; Executive Vice President of Raytheon Company and General Manager of Raytheon’s Electronic Systems business unit from March 1995 to January 1998; and Senior Vice President and General Manager of the Missile Systems division from August 1990 to March 1995. Age 58.

David C. Wajsgras

Mr. Wajsgras has served as Senior Vice President and Chief Financial Officer since March 2006. From August 2005 to March 2006, Mr. Wajsgras served as Executive Vice President and Chief Financial Officer of Lear Corporation, an automotive interior systems and components supplier. From January 2002 to August 2005, he served as Senior Vice President and Chief Financial Officer of Lear. Mr. Wajsgras joined Lear in September 1999 as Vice President and Controller. Age 47.

Pamela Wickham

Ms. Wickham has served as Vice President of Corporate Affairs and Communications since March 2005. From December 2004 to March 2005, Ms. Wickham served as Vice President, Corporate Communications for Hewlett Packard Company, a technology solutions provider. From April 1996 to November 2004, she served in positions of increasing responsibility within the corporate offices of General Electric Company, GE Plastics, GE Medical and GE Healthcare. Age 44.

Michael J. Wood

Mr. Wood has served as Vice President and Chief Accounting Officer since October 2006. Prior to joining Raytheon, Mr. Wood held positions of increasing responsibility over a 16-year career at KPMG LLP, an accounting firm, including most recently as an Audit Partner serving various aerospace and defense clients. Age 38.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At February 12, 2007, there were 43,130 record holders of our common stock. Our common stock is traded on the New York Stock Exchange under the symbol “RTN”. For information concerning stock prices and dividends paid during the past two years, see “Note 16 Quarterly Operating Results (unaudited)” within Item 8 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock. This information is provided as of December 31, 2006.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(B) Weighted average exercise price of outstanding options, warrants and rights(2)	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(3)
Equity compensation plans approved by stockholders	28,037,712	$41.32	12,767,566
Equity compensation plans not approved by stockholders	—	—	—
Total	28,037,712	$41.32	12,767,566
(1)	This amount includes 2,796,578 shares, which is the maximum number of shares that may be issued upon settlement of restricted stock units granted pursuant to the 2004, 2005 and 2006 Long-Term Performance Plans (LTPP), including dividend equivalent amounts. The shares to be issued pursuant to the 2004, 2005 and 2006 LTPPs will be issued under the 2001 Stock Plan. The material terms of the 2005 and 2006 LTPPs are described in more detail in “Note 13: Employee Stock Plans” within Item 8 of this Form 10-K. The material terms of the 2004 LTPP are substantially the same as the material terms of the 2005 LTPP except that the 2005 awards may be settled in cash or in stock at the discretion of the Management Development and Compensation Committee.

This amount also includes 144,650 shares that may be issued upon settlement of restricted stock units issued to non-U.S. employees. The restricted stock units are granted pursuant to the 2001 Stock Plan and shares to be issued in settlement of the units will be issued under the 2001 Stock Plan. The awards of restricted stock units vest one-third per year on the second, third and fourth anniversaries of the date of grant.

This amount also includes 15,068,099 shares issuable upon exercise of stock options granted under the 1995 Stock Option Plan. The 1995 Stock Option Plan expired in March 2005 and no additional options may be granted pursuant to that plan.

This amount does not include information regarding options that we assumed in connection with the acquisitions of the defense businesses of Texas Instruments Incorporated and Hughes Electronics Corporation in 1997. We assumed individual options and did not assume any equity compensation plans of either Texas Instruments or Hughes Electronics in connection with the acquisitions. Options that terminate prior to expiration are not available for re-grant. As of December 31, 2006, there were 441,972 shares of our common stock to be issued upon exercise of the assumed individual options with a weighted average exercise price of $15.76.

(2)	Since restricted stock unit awards do not have an exercise price, the weighted average exercise price does not take into account the restricted stock unit awards granted under the 2004, 2005 and 2006 LTPPs and restricted stock units granted to non-U.S. employees.
(3)	As of December 31, 2006, there were (i) 12,158,790 shares available for grant as stock options, stock appreciation rights, restricted stock units and restricted stock under the 2001 Stock Plan and (ii) 166,694 shares available for grant as restricted stock under the 1997 Nonemployee Directors Restricted Stock Plan.

Stock Performance Graph

The following chart compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2001 to the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Aerospace & Defense Index.

Company/Index	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Raytheon Common Stock	100	97.01	97.39	128.76	136.17	182.70
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
S&P Aerospace & Defense Index	100	94.86	116.77	135.45	157.02	196.53

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
October (September 25, 2006-October 22, 2006)	1,438	$48.08	—	$662 million
November (October 23, 2006-November 19, 2006)	2,471	49.39	—	$662 million
December (November 20, 2006-December 31, 2006)	4,574	51.60	—	$662 million
Total	8,483	$50.36	—
(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the fiscal fourth quarter of 2006 includes: (i) the surrender by employees of 519 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options, and (ii) the surrender by employees of 7,964 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	On March 29, 2006, our Board of Directors authorized the repurchase of up to $750 million of our outstanding common stock. On December 20, 2006, our Board of Directors approved an increase to our repurchase program, subject to the closing of our sale of Raytheon Aircraft, of up to an additional $750 million, which has not been included above. Purchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL SUMMARY(1)

(In millions except share amounts and total employees)	2006	2005	2004	2003	2002
Results of Operations
Net sales	$20,291	$19,038	$17,825	$16,032	$14,827
Operating income	1,840	1,512	1,301	1,282	1,790
Interest expense	273	312	418	537	496
Income from continuing operations	1,107	818	374	498	752
Income (loss) from discontinued operations, net of tax	176	53	2	(133)	(883)
Cumulative effect of change in accounting principle, net of tax	—	—	41	—	(509)
Net income (loss)	1,283	871	417	365	(640)
Net cash provided by operating activities from continuing operations	2,469	2,313	1,689	2,213	1,034
Net cash provided by (used in) operating activities	2,743	2,515	2,071	2,034	(349)
Diluted earnings per share from continuing operations	$2.46	$1.80	$0.85	$1.20	$1.84
Diluted earnings (loss) per share	2.85	1.92	0.94	0.88	(1.57)
Dividends declared per share	0.96	0.88	0.80	0.80	0.80
Average diluted shares outstanding (in thousands)	450,875	453,302	442,201	415,429	408,031
Financial Position at Year-End
Cash and cash equivalents	$2,460	$1,202	$556	$661	$544
Current assets	9,517	8,313	7,859	7,966	9,175
Property, plant and equipment, net	2,131	2,136	2,172	2,136	1,791
Total assets	25,491	24,381	24,153	24,208	24,678
Current liabilities	6,715	6,188	5,825	4,535	6,032
Long-term liabilities (excluding debt)	4,232	3,396	3,045	3,067	2,641
Long-term debt	3,278	3,969	4,227	6,518	6,277
Subordinated notes payable	—	408	408	859	858
Total debt	3,965	4,456	5,151	7,391	8,288
Stockholders’ equity	11,101	10,709	10,551	9,162	8,870
General Statistics
Total backlog	$33,838	$31,528	$29,905	$25,263	$21,270
Capital expenditures	295	298	317	370	377
Depreciation and amortization	373	358	349	301	276
Total employees from continuing operations	71,351	71,555	70,809	69,189	67,665
(1)	All periods presented have been reclassified to show Raytheon Aircraft as a discontinued operation as a result of entering into a definitive agreement in 2006 to sell Raytheon Aircraft.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction

Raytheon Company, together with its subsidiaries, is one of the world’s largest defense contractors, serving all branches of the U.S. military and other U.S. government agencies, the North Atlantic Treaty Organization (NATO) and many allied governments on every continent. We develop and provide technologically advanced, integrated products, services and solutions in our core defense markets: Sensing, including radars and radio-frequency systems and infrared and electro-optical sensors and systems; Command, Control, Communication and Intelligence (C3I), including tactical communication, command & control and intelligence systems; Effects, including missiles, precision weapons and information operations; and Mission Support, including full life-cycle services and training.

We operate in six principal business segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). As discussed in more detail below and elsewhere in this Form 10-K, in December 2006, we entered into a definitive agreement to sell our wholly-owned subsidiary, Raytheon Aircraft Company. Accordingly, Raytheon Aircraft is presented as discontinued operations in this Form 10-K and, unless otherwise indicated, is not included in the discussion below, which pertains to our continuing operations. For further information regarding Raytheon Aircraft and our discontinued operations, see “Note 2: Discontinued Operations” within Item 8 of this Form 10-K. For a more detailed description of our segments, see “Business Segments” within Item 1 of this Form 10-K.

In this section, we discuss our industry and how certain factors may affect our business, our key strategic imperatives and opportunities that will drive our business, how our financial performance is assessed and measured by management, and other business considerations, including certain risks and challenges to our business. Next, we discuss our critical accounting policies, which are those policies that are most important to both the reporting of our financial condition and results of operations and require management’s most difficult or subjective judgment. We then review our 2006 results of operations beginning with an overview of our total company results, followed by a more detailed review of those results by business segment and discontinued operations. We also review our financial condition and liquidity including our capital structure and resources, off-balance sheet arrangements, commitments and contingencies, and conclude with a discussion of our exposure to various market risks.

Industry Considerations

The Global War on Terrorism, Operation Enduring Freedom and Operation Iraqi Freedom have altered the global defense and security environment and have had, and for the foreseeable future are likely to continue to have, a significant impact on the markets for defense and advanced technology systems and products. The U.S. Department of Defense (the “DoD”) continues to focus on both supporting ongoing operations in Afghanistan and Iraq and transforming the U.S. military to confront future threats. In addition, the Office of Homeland Security and other U.S. government agencies continue to focus on enhancing the security of our homeland.

Overall U.S. defense spending has increased in recent years in connection with the ongoing operations and the need to transform our force structure to address future threat scenarios. While the future direction of ongoing operations remains unsettled, we believe that the 2006 Quadrennial Defense Review, a comprehensive report issued by the DoD every four years on defense strategy, force structure, force modernization plans, infrastructure, budget plans and other elements of the U.S. defense programs and policies (the “QDR”), will continue to drive strategic thinking and budget priorities for the near term. The QDR recommended certain changes to force structure, particularly with respect to special operations forces, relating to the Global War on Terrorism and the insurgency in Iraq. However, at the same time, the QDR also largely maintained the DoD’s transformation initiatives that we have supported over the last several years. Specifically, the QDR sets forth the following transformation priorities for which we are a key contributor:

–

Continued broad emphasis on net-centricity and net-enabled weapon systems, with our Distributed Common Ground System providing the network centric operations backbone for the U.S. armed forces for their intelligence, surveillance and reconnaissance systems;

–

Continued development of the U.S. Army’s Future Combat Systems, which we support through our Ground Sensor Integrator (GSI), Battle Command Management and Execution, and Non-Line-of-Sight Launch System solutions;

–

Continued production of DDG 1000 Zumwalt Class Destroyer, the U.S. Navy’s next generation surface combatant, for which we are the prime mission systems equipment integrator for all electronic and combat systems; and

–	Acceleration of the deployment of Global Hawk and Predator unmanned aerial vehicles, both of which carry our payloads and systems.

The President’s fiscal year 2008 budget and Future Years Defense Plan (the “FYDP”), which projects defense costs for the next five years, are consistent with the 2006 QDR’s recommendations. Within the DoD budget, the Research, Development, Test and Evaluation budget and the Procurement budget, collectively known as the investment accounts, are a key source of funding for our programs, particularly modernization programs. These investment accounts show continued growth throughout the FYDP, with some flattening in the latter years. Given the breadth of our programs, we also receive substantial revenue from the DoD’s Operations and Maintenance accounts. We expect these accounts to remain fully funded in the near-term, but their funding will likely decrease as the pace of current operations declines. We also anticipate that with the control of Congress shifting parties, federal government contractors will become subject to increased scrutiny and oversight. Overall, however, we expect continued robust levels of DoD funding for ongoing operations.

Internationally, the growing threat of additional terrorist activity, emerging nuclear states and conventional military threats, have led to an increase in demand for defense products and services and homeland security solutions. We anticipate that international defense budgets will grow slightly faster than domestic budgets and should also be less volatile. International customers are expected to also continue to adopt similar defense transformation initiatives as the DoD’s initiatives. We believe that this trend will continue because many international customers are facing the same threat environment changes as the U.S. and they wish to assure that their forces and systems will be interoperable with U.S. and NATO forces.

Against this backdrop our customers are increasingly seeking mission solutions, rather than just products or services. They also want to capture more functionality from existing assets in order to meet increasingly challenging mission needs within constrained budgets.

Our Strategy and Opportunities

We are focused on the following business strategic imperatives:

–	Defend and grow our core defense markets, Sensing, C3I and Effects;
–	Continue to expand our role in Mission Systems Integration;
–	Accelerate our international business growth;
–	Expand our business into adjacent and emerging markets;
–	Become a leader in the Mission Support market; and
–	Continue to be a customer-focused company based on performance, relationships and solutions.

Core markets and capabilities. We believe that our technologies, domain knowledge and key capabilities in our core defense markets and their alignment with the QDR transformational priorities and our customer needs, position us favorably to continue to grow and take market share within these markets. In particular, we leverage the following capabilities across our solutions and business segments:

–

Our sensing capabilities encompass a broad range of technologies, including RF (radio frequency) sensors and EO (electro-optical) technologies. RF technologies are used in radars, missile seekers, communications, electronic warfare and directed energy weapons, including our Active Electronically Scanned Array (AESA) radars being produced by our SAS business segment for the U.S. Air Force’s F-15 and B-2 aircraft and for the U.S. Navy’s F/A-18 fighter jet. In addition, our IDS business segment is continuing to develop critical Gallium Nitride semiconductor technology which we believe will serve as an important building block for the next generation of radar. EO technologies allow the warfighter to see the extended battlespace across space, airborne and surface domains, including technologies that enable night vision and precision strike missions. During 2006, our SAS business segment delivered the first Block VI sensor payload for the missile-detection Space Tracking and Surveillance System (STSS). Delivery of this infrared acquisition-and-track sensor suite marks a major milestone in providing the Missile Defense Agency with a space-based tracking capability. We also delivered our 100th Advanced Targeting Forward Looking Infrared pod (ATFLIR) for the F/A-18 E/F.

–

Our C3I capabilities include situational awareness, persistent surveillance, communications, mission planning, battle management command and control, sensors and payloads, intelligence and analysis, and integrated ground solutions. During 2006, our IIS business segment successfully simulated for the first time simultaneous command and control of two unmanned UAVs and an unmanned surface vehicle from a single ground station. We also demonstrated a mobile ad-hoc network that can autonomously establish itself on the battlefield and heal itself if damaged.

–

Effects cover all systems that generate desired effects on an enemy, including using the missile as a node in the network, urban warfare applications, directed energy and lethal and non-lethal applications. Our effects capabilities include advanced airframes, guidance and navigation systems, high-resolution sensors, targeting and netted systems. During 2006, our MS business segment won an award to deliver wireless versions of the TOW anti-tank missile. We also developed a new vertically launched loitering missile and are developing an active protection system which will destroy RPGs (rocket propelled grenades) at close range.

Mission Systems Integration. We believe that our expanding Mission Systems Integration (“MSI”) role within our core markets will also be a key differentiator for us. MSI is the integration of multiple systems (e.g., sensors, C3I, effects) to deliver a solution designed to accomplish a specific mission for a customer. MSI requires a thorough understanding of the mission, the systems being integrated and the concept of operations. Our customer focus and program execution, our Strategic Business Areas (“SBAs”) and the ability of our businesses to effectively work together on broad and complex initiatives are important factors in our ability to continue to expand our MSI role. Examples of our MSI initiatives in 2006 include:

–

Our submission, as the prime contractor of a team with EADS CASA North America, of a major proposal for the Joint Cargo Aircraft (JCA) program managed by the U.S. Army and Air Force for a new transport aircraft that can perform rapid-response intra-theater missions;

–

Our continued successful performance on the DDG 1000 program, including providing key deliverables and completing a number of major reviews and assessments under our integration Phase IV prime contract with the U.S. Navy;

–

Our successes with intelligence community classified Horizontal Integration opportunities—whose aim is to integrate and link mission elements, multiple sources of intelligence, and ultimately all elements of the intelligence community; and

–	Our design and implementation of an RF identification solution to track land border entries and exits at multiple border ports for the US-VISIT program.

In connection with our MSI strategy, we will leverage our capabilities developed through our SBAs, including the ability to identify opportunities in critical areas and develop integrated solutions to address them through the collaboration of our business segments that offer substantial capabilities in these areas. For example:

–

Our Missile Defense SBA is involved in the development of the Ballistic Missile Defense System (BMDS), a system which involves sensors, interceptors, command and control, and systems integration. We are a leader in all of these areas and have a broad array of solutions to provide the capability to detect and respond to threats at all three phases of the missile defense system. Our business segments involved in BMDS include IDS and MS, and our programs include the Space Tracking and Surveillance System, Cobra Judy Radar, Kinetic Energy Interceptor, Exoatmospheric Kill Vehicle, Sea-Based X-Band Radar, Standard Missile-3, the Patriot Air and Missile Defense System, and Terminal High-Altitude Area Defense (THAAD) Battle Management Command, Control and Communication.

–

Our Precision Engagement SBA provides mission solutions across the entire precision engagement chain which are designed to address customers’ increasing need to operate jointly (across services and between allied forces), work in a new net-centric paradigm, minimize collateral damage and strike time-sensitive targets. Our precision engagement systems include F-15 and F/A-18 Active Electronically Scanned Array radars, Advanced Medium Range Air-to-Air Missile, Miniature Air Launched Decoy, Situation Awareness Data Link, UK Joint Effects Tactical Targeting System, Non-Line-of-Sight Launch System and Precision Attack Missile, Joint Standoff Weapon, Paveway, Tactical Tomahawk and F/A-18 Radar Warning Receiver, and involve our MS, NCS and SAS business segments.

–

Our Intelligence, Surveillance and Reconnaissance SBA utilizes our sensing, processing and dissemination technologies to provide integrated systems solutions for observing, locating, processing, deciding and disseminating actionable information, thereby enabling network-centric operations for decision makers. These abilities are crucial for warfighters to achieve information dominance throughout the entire battlespace. Our ISR programs include the Global Hawk sensor suite, Distributed Common Ground System, National Polar-orbiting Operational Environmental Satellite Systems, Ground Sensor Integrator and numerous classified programs, and involve our IIS and NCS business segments.

–

Our Homeland Security SBA leverages the technologies and solutions we have developed for our traditional defense markets to provide solutions to homeland security customers. Recent efforts included the Vigilant Eagle system, which can protect inbound and outbound aircraft from surface-to-air missiles using a directed energy system and Project Athena, a persistent multi-domain surveillance system along the southwest Texas border for the Department of Homeland Security, and involved our MS and NCS business segments.

International Opportunities. Because of the breadth of our offerings, our systems integration capability and our strong legacy in the international market, we believe that we are well-positioned for continued success internationally and plan to continue to grow our international business. We believe that demand is growing for a wide set of our products and services for a variety of missions such as air and missile defense, homeland security including border surveillance, air traffic management, precision engagement, naval systems integration and intelligence and surveillance and reconnaissance as additional terrorist activity, emerging nuclear states and conventional military threats emerge and threaten our allies. In addition, as coalition forces increasingly integrate military operations worldwide, we believe that our leadership in network centric operations will be a key discriminator.

Adjacent Markets. Our core markets serve as a solid base from which to expand into adjacent and emerging markets. We continually explore opportunities to use our existing capabilities or develop or acquire additional ones to expand into these markets. The following are examples of potential adjacent market opportunities:

–

Our sensing capabilities include traditional RF and EO sensors as well as hyperspectral, acoustic, ultraviolet and weapons of mass destruction (WMD) sensors. During 2006, we started working with a partner to apply our RF technology with critical fluid technology to economically extract oil from oil shale reserves. In addition, we were selected by the Department of Homeland Security to develop the next generation Advanced Spectroscopic Portal which is being designed to detect nuclear materials at ports of entry.

–

Our C3I capabilities cover traditional radios and command systems. However, they also encompass intelligence ground stations, knowledge discovery and information security and dissemination. During 2006, we were awarded a contract to provide the Florida Turnpike Enterprise with an open-road tolling system on its highways based on our command and control technologies.

–

Effects refers to the customers’ desire to generate effects on the enemy rather than just eliminate targets. This area includes directed energy weapons and information operations in addition to more traditional missiles and precision-guided munitions. During 2006, we leveraged our effects capabilities to develop our Vigilant Eagle protection system for commercial and military airports, a system designed to protect aircraft from short-range missile attacks by using a highly focused beam of radio-frequency energy to disrupt the missile in flight.

Mission Support. Mission Support focuses on enabling customer success through total life-cycle support that predicts customer needs, senses potential problems and proactively responds with the most appropriate solutions. Our Mission Support capabilities include technical services, system engineering, logistics, training, operations and maintenance. During 2006, we teamed with Computer Sciences Corporation to establish the Warrior Training Alliance, an alliance of companies dedicated to providing integrated training support to the warfighter. We also received a contract to develop an aviation security enterprise management solution for the Transportation Security Administration and were awarded a DARPA contract to develop a state-of-the-art secure communications network. In addition, we expanded outside of our traditional customer base to begin providing work on a contract to deliver managed learning services to Pfizer, Inc., a global pharmaceutical company.

Customer Focus. Our customer focus continues to be a critical part of our strategy—underpinned by a focus on performance, relationships and solutions. Performance means being able to meet customer commitments and is ensured through strong processes, metrics and oversight. We maintain a “process architecture” that spans our broad programs and pursuits. It consists of processes such as Integrated Product Development System (IPDS) which assures consistency of evaluation and execution at each gate in a program’s life-cycle. These processes are linked to an array of front-end and back-end metrics. With this structure, we are able to track results and be alerted to potential issues through numerous oversight mechanisms, including operating reviews, annual operating plan reviews and human resource reviews.

We are also continuing to build strong customer relationships by listening to customers, working with them as partners and including them on Raytheon Six Sigma teams to jointly improve their programs and processes. We are increasingly focused on responding to our customers’ changing requirements with rapid and effective solutions to real problems. The following is a recent example which highlights the foregoing. In response to a number of mortar attacks on Forward Operating Bases, with hospitals, in Iraq, we developed the Land-based Phalanx Weapons System (LPWS). The system employs a modified version of the Navy’s close-in weapon system, which provides terminal defense for many Navy surface ships. The LPWS went from testing to deployment of six systems in less than one year. Since becoming operational, no rockets or mortars have penetrated the protected shield provided by LPWS.

Our Financial and Operating Performance

Management is focused on the following financial indicators:

–	Bookings—a forward-looking metric that measures the value of new contracts awarded to us during the year.
–	Net Sales—a growth metric that measures our revenue for the current year.
–	Operating Profit from Continuing Operations—which measures our profit for the year, before interest and taxes.
–	Free Cash Flow—a measure of the cash that is generated in a given year that we can use to make strategic investments to grow our business or return to our shareholders.
–

Return on Invested Capital (ROIC)—which measures the return on the capital that our shareholders have invested in us. ROIC incorporates both of our financial statements (balance sheet and income statement) by, for example, measuring the reduction of fixed assets already existing on our balance sheet, as well as current return.

Considered in the aggregate, we believe these five metrics are strong indicators of our overall performance and our ability to create shareholder value. We feel that these measures are balanced among long-term and short-term performance, growth and efficiency. We use these and other performance metrics for executive compensation purposes.

In addition, we maintain a strong focus on program execution and the prudent management of capital and investments in order to maximize operating profit, cash and continue to improve ROIC. As noted earlier, we leverage our “process architecture” to ensure consistency of evaluation and execution at each gate in a program life-cycle, as well as to track results and be alerted to potential issues through numerous oversight mechanisms, including operating reviews, annual operating plan reviews and human resource reviews.

Other Business Considerations

In December 2006, we entered into a definitive agreement to sell our wholly-owned subsidiary, Raytheon Aircraft for approximately $3.3 billion. We decided to explore strategic alternatives for Raytheon Aircraft, a provider of business and special mission aircraft, because, among other reasons, it did not address our core markets and had limited synergies with our government and defense businesses. We felt that it was an opportune time to explore a Raytheon Aircraft transaction because we believed that Raytheon Aircraft would be an attractive business given its improving financial and operating performance in recent years and the continued strength of the general aviation market. We believe that the sale of Raytheon Aircraft will enable us to focus on our core markets and provide us with additional capital for implementing our business strategies while strengthening our balance sheet and providing us with additional financial flexibility.

We currently are involved in approximately 14,000 contracts. No individual contract exceeded 5% of our sales in 2006. Our largest program was DDG 1000, which accounted for approximately 4% of total sales in 2006. Management believes that our diverse portfolio of programs and capabilities is well suited to a changing defense environment. However, we face numerous challenges and risks, as discussed below and under Item 1A “Risk Factors” of this Form 10-K.

Assuming our sale of Raytheon Aircraft is consummated, our dependence upon the U.S. government for business will increase. Sales to the U.S. government may be affected by changes in procurement policies, budget considerations, changing defense requirements and political developments. The influence of these factors, which are largely beyond our control, could impact our financial position and results of operations. In addition, we operate in highly competitive markets. These markets are becoming increasingly more concentrated in response to the trend of certain customers awarding a smaller number of large multi-service contracts and industry consolidation. Additionally, the DoD and international customers are increasingly turning to commercial contractors for IT and other support work.

Our future success is dependent on our ability to execute our business strategies. First, we must continue to perform on existing programs, as past performance is an important selection criteria for new competitive awards. Second, we must successfully execute our growth strategies, as discussed above. In order to execute, we must be able to identify the most appropriate opportunities to leverage our capabilities and technologies, as well as emerging customer trends in these markets. We then must successfully develop, market and support new offerings and technologies for those markets which will require the investment of significant financial resources and substantial management attention.

We also focus on significant changes in our estimates of contract sales, costs and profits, to assess program performance and the potential impact of such change on our results of operations. As discussed in greater detail in “Critical Accounting Policies”, our method of accounting for our contracts requires that we estimate contract revenues and costs. Due to the size, length of time and nature of the work required to be performed on many of our contracts, our estimates are complicated and subject to many variables. We review our contract estimates periodically to assess whether revisions are warranted and make revisions and adjustments to our estimates in the ordinary course. Changes in estimates of contract sales, costs and profits are recognized using a cumulative catch-up, which results in the recognition in the current period of the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. In addition, given our number of contracts and our accounting method, we may recognize changes in multiple contracts in a fiscal quarter that, individually, may be significant, but that result, on a net basis, in no impact on our results of operations. Alternatively, we may recognize changes in numerous contracts in a fiscal quarter that, individually, may be immaterial, but that result, collectively, in a significant change to our results of operations.

FINANCIAL SUMMARY

As discussed in more detail below, the following is a summary of our gross bookings, net sales, operating income and operating cash flow. The summary information below, as well as our financial information contained elsewhere in this Form 10-K, excludes the results of Raytheon Aircraft Company which have been reclassified as a discontinued operation for all periods presented.

Gross bookings were $23.0 billion in 2006, $21.3 billion in 2005 and $22.6 billion in 2004, resulting in backlog of $33.8 billion, $31.5 billion and $29.9 billion at December 31, 2006, 2005 and 2004, respectively. Backlog represents future sales expected to be recognized over the contract period, which is generally the next several years.

Net sales were $20.3 billion in 2006, $19.0 billion in 2005 and $17.8 billion in 2004. The increase in sales in 2006 was primarily due to higher sales at Integrated Defense Systems, Missile Systems and Network Centric Systems.

Operating income was $1.8 billion in 2006, $1.5 billion in 2005 and $1.3 billion in 2004. Operating income as a percent of net sales was 9.1%, 7.9% and 7.3% in 2006, 2005 and 2004, respectively. Included in operating income was a FAS/CAS Pension Adjustment, described below in Consolidated Results of Operations, of $362 million in 2006, $448 million in 2005 and $457 million of expense in 2004. The FAS/CAS Pension Adjustment in 2007 is expected to be approximately $270 million of expense.

Operating cash flow from continuing operations was $2.5 billion in 2006, $2.3 billion in 2005 and $1.7 billion in 2004. Total debt was $4.0 billion at December 31, 2006 versus $4.5 billion at December 31, 2005.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the application of generally accepted accounting principles which requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. We believe our judgments related to these accounting policies are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Revenue Recognition—We account for our contracts associated with the design, development, manufacture, service or modification of complex aerospace or electronic equipment or otherwise within the scope of Chapter 11 of Accounting Research Bulletin No. 43, Government Contracts (ARB No. 43) or Statement of Position 81-1, Accounting for

Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. The selection of the method by which to measure such progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress. Under this measure, the extent of progress towards completion is measured based on the ratio of costs incurred-to-date to the total estimated costs at completion of the contract. Revenues, including estimated earned fees or profits, are recorded as costs are incurred. Accordingly, management must make estimates of contract revenues and costs which requires judgment. Incentive and award provisions are recorded when it is probable that they will be awarded and the amounts can be reasonably estimated. Claims are recorded only if it is probable that the claim will result in additional contract revenue and the amounts can be reliably estimated. We review our contract estimates periodically to assess whether revisions are warranted. Changes in estimates of contract sales, costs and profits are recognized using a cumulative catch-up which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

To a much lesser extent, we also enter into contracts that are not associated with the design, development, manufacture, service or modification of complex aerospace or electronic equipment, or not otherwise within the scope of ARB No. 43 or SOP 81-1. We account for those contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, or other relevant revenue recognition accounting literature. Revenue under such contracts is generally recognized upon delivery or as the service is performed. Revenue from software is recognized when persuasive evidence of an arrangement exists, the software has been delivered and customer acceptance has been received, our fee is fixed and determinable and collectibility is probable. Revenue from license fees is recognized over the expected life of the continued involvement with the customer. Revenue from the sale of fractional shares is recognized over the expected life of the customer relationship.

We apply the separation guidance in Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), for contracts with multiple deliverables. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above.

In 2006, 2005 and 2004, operating income as a percent of net sales did not vary by more than 1.8%. A 1.8% change in operating income as a percent of net sales in 2006 would change our operating income by approximately $365 million.

Impairment of Goodwill and Long-lived Assets—We evaluate the recoverability of long-lived assets upon the indication of possible impairment by measuring the carrying amount of the assets against the related estimated undiscounted cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their estimated fair value. The determination of what constitutes an indication of possible impairment, the estimation of future cash flows and the determination of estimated fair value are all significant judgments. In addition, we perform an annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of reporting units using a discounted cash flow model based on our most recent long-range plan and compare the estimated fair value to the net book value of the reporting unit, including goodwill. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments. Changes in these forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period; however, a 10% decrease in the current estimated fair value of any of our reporting units would not result in a goodwill impairment charge except at Flight Options. In 2006, we recorded a $55 million pretax, $48 million after-tax, goodwill impairment charge at Flight Options. In 2005, we recorded a $22 million pretax, $19 million after-tax, goodwill impairment charge at Flight Options. These charges are described in Note 1, Accounting Policies of the Notes to the Financial Statements.

Pension Costs—We have pension plans covering the majority of our employees, including certain employees in foreign countries. Our pension expense is expected to be approximately $680 million in 2007 and $549 million in 2008. The selection of the assumptions used to determine pension expense involves significant judgment. Our long-term return on asset (ROA) and discount rate assumptions are the key variables in determining pension expense.

To develop the long-term ROA assumption, we perform periodic studies which consider our asset allocation strategies, recent and anticipated future long-term performance of individual asset classes, and the associated risk. Since our investment policy is to employ active management strategies in all asset classes, the potential exists to outperform the broader markets; therefore, the expected returns are higher than the broader markets. The investment policy asset allocation ranges are as follows:

Equities	50% to 75%
Debt Securities	20% to 40%
Real Estate	2% to 7%
Other (including private equity and cash)	2% to 17%

The long-term ROA assumption for our domestic pension plans in 2007 is 8.75%, unchanged from 2006. An increase or decrease of 25 basis points in the expected ROA assumption would increase or decrease our estimated pension expense in 2007 by approximately $31 million. For every 2.5% that the actual domestic pension plan asset return exceeds or is less than the long-term ROA assumption for 2007, our estimated pension expense for 2008 would change by approximately $17 million.

The discount rate assumption is determined by using a model consisting of a theoretical bond portfolio for which the timing and amount of cash flows approximates the estimated benefit payments of our pension plans. The discount rate assumption for our domestic pension plans in 2007 is 6.0%, an increase from 5.75% in 2006. An increase or decrease of 25 basis points in the discount rate assumption for 2008 would increase or decrease our estimated pension expense for 2008 by approximately $45 million.

Other variables that can impact the pension funded status and expense include demographic experience such as the rates of salary increase, retirement, turnover and mortality. Assumptions for these variables are set based on actual and projected plan experience. Effective December 31, 2005, we updated our mortality assumption for our pension and postretirement benefit programs to a blend of our own historical experience and a table representing broad expectations of U.S. mortality rates to reflect changes in the lifespan of the pension population. This assumption change resulted in an increase in 2006 pension expense of $130 million.

In addition, we have $3.9 billion of deferred losses resulting primarily from differences between actual and assumed asset returns, changes in discount rates, changes in plan provisions and differences between actual and assumed demographic experience. To the extent we continue to have fluctuations in these items we will experience increases or decreases in our funded status and related accrued retiree benefit obligation. For every 25 basis point change in discount rate, our projected benefit obligation for the pension plans as of December 31, 2006 would change by approximately $500 million. In addition, a 1% change in the actual domestic pension plan asset return compared to the long-term ROA assumption would change the market value of pension plan assets as of December 31, 2006 by approximately $100 million. The deferred losses are amortized and included in future pension expense over the average employee service period of approximately 12 years. As described in Note 1 to the Financial Statements, we adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) for the year ended December 31, 2006 which resulted in a $1.9 billion increase in accrued retiree benefits and other long-term liabilities and a corresponding $1.3 billion decrease, net of taxes, in accumulated other comprehensive income (loss) in stockholders’ equity.

Effective January 1, 2007, all newly hired or rehired employees will participate in a new defined contribution plan in lieu of our existing pension plans, subject to any applicable collective bargaining agreements. Our current eligible employees will continue to participate in our existing pension plans without any change to level of benefits or payment options. This change is not expected to have a material impact on our estimated pension expense or contributions in 2007.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales were $20.3 billion in 2006, $19.0 billion in 2005 and $17.8 billion in 2004. The increase in sales in 2006 was primarily due to higher sales at Integrated Defense Systems, Missile Systems and Network Centric Systems. The increase in sales in 2005 was primarily due to higher sales at Integrated Defense Systems and Missile Systems. Sales to the U.S. Department of Defense were 77% of sales in 2006, 75% in 2005 and 74% in 2004. Total sales to the U.S. government were

84% of sales in 2006, 83% in 2005 and 82% in 2004. Included in U.S. government sales were foreign military sales of $1.3 billion, $1.1 billion and $1.0 billion in 2006, 2005 and 2004, respectively. We currently expect defense market trends to continue to positively impact our sales in 2007; however, our expectation is based on certain assumptions and estimates regarding factors, such as U.S. government budget and appropriation decisions and geo-political events and macroeconomic conditions, which are beyond our control. Total international sales, including foreign military sales, were $3.7 billion or 18% of sales in 2006, $3.4 billion or 18% in 2005 and $3.3 billion or 18% in 2004.

Gross margin (net sales less cost of sales) was $3.7 billion in 2006, $3.2 billion in 2005 and $2.9 billion in 2004, or 18.4% of sales in 2006, 17.0% in 2005 and 16.4% in 2004. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $362 million, $448 million and $457 million of expense in 2006, 2005 and 2004, respectively.

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under SFAS No. 87 and our pension expense under Cost Accounting Standards (CAS) and is reported as a separate line item in our segment results. SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans that are determined by other factors. Cost Accounting Standards (CAS) prescribe the allocation to and recovery of pension costs on U.S. government contracts and is a major factor in determining pension funding requirements. The results for each segment only include pension expense as determined under CAS that can generally be recovered through the pricing of products and services to the U.S. government.

Administrative and selling expenses were $1,422 million or 7.0% of sales in 2006, $1,290 million or 6.8% of sales in 2005 and $1,202 million or 6.7% of sales in 2004. Included in administrative and selling expenses in 2006 and 2005 was a $55 million and $22 million, respectively, goodwill impairment charge related to Flight Options described below in Segment Results.

Research and development expenses were $464 million or 2.3% of sales in 2006, $430 million or 2.3% of sales in 2005 and $413 million or 2.3% of sales in 2004.

Operating income was $1,840 million or 9.1% of sales in 2006, $1,512 million or 7.9% of sales in 2005 and $1,301 million or 7.3% of sales in 2004. The changes in operating income by segment are described below in Segment Results.

Interest expense was $273 million in 2006, $312 million in 2005 and $418 million in 2004. The decreases in interest expense in 2006 and 2005 were due to lower average outstanding debt, partially offset by a higher weighted-average cost of borrowing for those years.

Other (income) expense, net was $44 million of income in 2006, $12 million of income in 2005 and $436 million of expense in 2004. Included in other (income) expense, net in 2006 was a $24 million gain on the sale of Space Imaging assets and a $34 million favorable adjustment resulting from the settlement of a class action lawsuit, partially offset by a $7 million charge for the tentative settlement of the ERISA purported class action lawsuit filed in 2003 (both lawsuits are described in Note 12, Commitments and Contingencies of the Notes to the Financial Statements). Included in other (income) expense, net in 2005 was a $45 million gain on the sale of our investment in Indra ATM S.L., a Spanish joint venture, partially offset by a $12 million charge related to our settlement with the SEC and a $10 million charge related to the early redemption of debt. Included in other expense, net in 2004 was a $325 million charge related to our settlement of a securities class action lawsuit described in Note 12, Commitments and Contingencies of the Notes to the Financial Statements and a $132 million charge related to our repurchase of long-term debt and subordinated notes payable.

The effective tax rate was 34.4% in 2006, 34.7% in 2005 and 22.6% in 2004, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. The effective tax rate in 2006 was reduced by ESOP dividend deductions, manufacturing and export-related tax benefits and research credits, and was increased by various non-deductible expenses. Included in the effective tax rate in 2006 was the impact of the nondeductible portion of the $55 million Flight Options goodwill impairment charge. The effective tax rate in 2005 and 2004 was reduced by ESOP dividend deductions, export-related tax benefits and research credits, and was increased by various non-deductible expenses. Included in the effective tax rate in 2005 was the impact of the $12 million nondeductible settlement with the

SEC, the impact of the nondeductible portion of the $22 million Flight Options goodwill impairment charge, an $18 million accrual related to adjustments resulting from examinations by taxing authorities and other tax issues and a $5 million accrual related to the repatriation of earnings from foreign subsidiaries. Included in the effective tax rate in 2004 was a $42 million benefit from a change in tax law primarily related to the extension of the foreign tax credit carryforward periods from five to 10 years. The provision for state income taxes has been included in administrative and selling expenses as these costs can generally be recovered through the pricing of products and services to the U.S. government.

Income from continuing operations was $1,107 million or $2.46 per diluted share on 450.9 million average shares outstanding in 2006, $818 million or $1.80 per diluted share on 453.3 million average shares outstanding in 2005 and $374 million or $0.85 per diluted share on 442.2 million average shares outstanding in 2004.

Income from discontinued operations, net of tax, described below in Discontinued Operations, was $176 million or $0.39 per diluted share in 2006, $53 million or $0.12 per diluted share in 2005 and $2 million in 2004.

Effective January 1, 2004, we changed the measurement date for our pension and other postretirement benefit plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle was a gain of $53 million pretax for pension benefits and a gain of $10 million pretax for other postretirement benefits. Using our year-end as the measurement date for pension and other postretirement benefit plans more appropriately reflects the plans’ financial status for the years then ended. In 2004, the total cumulative effect of the change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.09 per diluted share.

Net income was $1,283 million or $2.85 per diluted share in 2006, $871 million or $1.92 per diluted share in 2005 and $417 million or $0.94 per diluted share in 2004. The tables below present net sales, operating income, backlog and gross bookings by segment. A discussion on each segment’s results follows.

SEGMENT RESULTS

Reportable segments are: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services, together with our Other category.

Net Sales (In millions)	2006	2005	2004
Integrated Defense Systems	$4,220	$3,807	$3,456
Intelligence and Information Systems	2,560	2,509	2,334
Missile Systems	4,503	4,124	3,844
Network Centric Systems	3,561	3,205	3,050
Space and Airborne Systems	4,319	4,175	4,068
Technical Services	2,049	1,980	1,987
Other	828	781	675
Corporate and Eliminations	(1,749)	(1,543)	(1,589)
Total	$20,291	$19,038	$17,825

Operating Income (In millions)	2006	2005	2004
Integrated Defense Systems	$691	$548	$417
Intelligence and Information Systems	234	229	203
Missile Systems	479	431	436
Network Centric Systems	379	333	269
Space and Airborne Systems	604	606	568
Technical Services	147	146	148
Other	(94)	(123)	(31)
FAS/CAS Pension Adjustment	(362)	(448)	(457)
Corporate and Eliminations	(238)	(210)	(252)
Total	$1,840	$1,512	$1,301

	Funded Backlog(1)			Total Backlog
Backlog at December 31 (In millions)	2006	2005	2004	2006	2005	2004
Integrated Defense Systems	$4,088	$3,009	$3,454	$7,934	$8,010	$6,628
Intelligence and Information Systems	893	642	811	3,935	4,077	4,066
Missile Systems	5,135	4,443	4,517	9,504	8,040	8,341
Network Centric Systems	4,037	2,839	2,623	5,059	4,307	3,587
Space and Airborne Systems	2,770	2,851	3,127	5,591	5,220	5,216
Technical Services	1,020	916	939	1,572	1,594	1,773
Other	243	280	294	243	280	294
Total	$18,186	$14,980	$15,765	$33,838	$31,528	$29,905
(1)	Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

Gross Bookings(1) (In millions)	2006	2005	2004
Integrated Defense Systems	$4,118	$5,265	$3,494
Intelligence and Information Systems	2,701	2,537	2,272
Missile Systems	6,021	3,808	7,179
Network Centric Systems	4,037	3,698	3,219
Space and Airborne Systems	4,021	3,996	3,901
Technical Services	1,334	1,242	1,802
Other	769	787	752
Total	$23,001	$21,333	$22,619
(1)	The gross bookings in each year are influenced by timing of awards that may cover multiple fiscal years and exclude contract cancellations and terminations.

Integrated Defense Systems (IDS)

				% Change
(In millions except percentages)	2006	2005	2004	2006 versus 2005	2005 versus 2004
Net Sales	$4,220	$3,807	$3,456	10.8%	10.2%
Operating Income	691	548	417	26.1%	31.4%
Operating Margin	16.4%	14.4%	12.1%
Gross Bookings	4,118	5,265	3,494	-21.8%	50.7%
Total Backlog	7,934	8,010	6,628	-0.9%	20.9%

IDS provides integrated solutions for ballistic missile defense, air defense, naval and maritime systems and homeland security applications, which enable situational awareness and joint integrated fires. During 2006, IDS, as the prime mission systems equipment integrator for all electronic and combat systems of the DDG 1000 Zumwalt Class Destroyer program (DDG 1000), continued to make significant progress on the program. IDS also expanded its international business and continued to evolve its products and technologies for use in other markets, such as homeland security.

Net Sales. The increase in sales in 2006 was primarily attributable to growth on the DDG 1000 program. The program growth was due to the ramp up of the detail design and integration phase of the program during which we transitioned into the prime contractor role. In addition, sales increased due to growth on certain international missile defense programs primarily the Taiwan Early Warning Surveillance Radar System program. The increases were offset in part by the completion of certain U.S. Navy programs. The increase in sales in 2005 was due to growth on the Cobra Judy Replacement Mission Equipment program and increased volume on several international programs.

Operating Income and Margin. The increase in operating margin in 2006 was primarily due to performance improvements from lean manufacturing initiatives on several domestic programs and performance improvements and higher sales volume on certain international programs. The increase in operating margin in 2005 was due to higher sales and program performance improvements on certain international programs. The 2007 margin is expected to be slightly lower than 2006 primarily due to a higher mix of cost type development work which generally has lower margins.

Bookings and Backlog. IDS booked $1.0 billion in 2006 and $1.7 billion in 2005 to continue the Ship System integration and detail design for DDG 1000 and $631 million in 2005 to provide Taiwan with an Early Warning Surveillance Radar System.

Intelligence and Information Systems (IIS)

				% Change
(In millions except percentages)	2006	2005	2004	2006 versus 2005	2005 versus 2004
Net Sales	$2,560	$2,509	$2,334	2.0%	7.5%
Operating Income	234	229	203	2.2%	12.8%
Operating Margin	9.1%	9.1%	8.7%
Gross Bookings	2,701	2,537	2,272	6.5%	11.7%
Total Backlog	3,935	4,077	4,066	-3.5%	0.3%

IIS provides integrated ground systems for signal and image intelligence and weather and climate systems, command and control solutions for air/space platforms, operations, maintenance and engineering (OM&E) services, homeland security and information technology solutions. During 2006, IIS continued to perform well in its classified business, gaining numerous contracts on major classified programs as well as increasing its position in several targeted markets. IIS also continued to work on a broad range of cutting-edge programs, including developing the Distributed Common Ground System (DCGS) Integrated Backbone, providing worldwide support for the U-2 reconnaissance aircraft, developing the NPOESS system to collect and disseminate specialized meteorological, oceanographic and solar-geophysical data to worldwide users and creating new control systems for unmanned vehicles.

Net Sales. The increase in sales in 2006 was primarily due to scope expansions and other growth on certain classified programs offset by procurement delays resulting from budget constraints with several classified customers. Sales for the first half of 2007 are expected to continue to be negatively affected by these factors. The increase in sales in 2005 reflects growth from new classified programs awarded in late 2004 and early 2005.

Operating Income and Margin. Operating margins remained relatively consistent in 2006, 2005 and 2004. Accordingly, the operating income increases were primarily due to changes in volume.

Bookings and backlog. The increase in 2006 bookings was primarily due to increased bookings on classified programs. Backlog in 2006 was negatively affected by procurement delays and budget constraints with several classified customers.

Missile Systems (MS)

				% Change
(In millions except percentages)	2006	2005	2004	2006 versus 2005	2005 versus 2004
Net Sales	$4,503	$4,124	$3,844	9.2%	7.3%
Operating Income	479	431	436	11.1%	-1.1%
Operating Margin	10.6%	10.5%	11.3%
Gross Bookings	6,021	3,808	7,179	58.1%	-47.0%
Total Backlog	9,504	8,040	8,341	18.2%	-3.6%

MS provides a broad range of cutting edge weapon systems that includes missiles, smart munitions, projectiles, kinetic kill vehicles, space vehicles and directed energy effectors. During 2006, MS continued to demonstrate its missile defense capability with several significant test successes, including one of the sea-based system with Standard Missile-3 (SM-3) and one of the ground-based system that incorporates the Exoatmospheric Kill Vehicle (EKV). MS also provided a rapid response to warfighter needs with a land-based Phalanx system to counter rockets, artillery and mortar threats. In addition, MS continued to develop and evolve its technologies for new applications and other markets.

Net Sales. The increase in sales in 2006 was primarily due to the ramp up on several development programs including Non-Line of Sight Launch System (NLOS) and Standard Missile 6. Sales also increased due to production on Advanced Medium Range Air-to-Air Missile (AMRAAM) and Standard Missile 2, which received various international awards in 2006 and Tube-launched Optically-guided Wire-controlled missile (TOW) which returned to full rate production following a gap in 2005. These sales increases were partially offset by lower Paveway guided munitions production and the completion of several classified programs. The increase in sales in 2005 was due primarily to increased quantities on Tactical Tomahawk resulting from the transition to full rate production and the gradual increases in support of requirements for several development programs including Kinetic Energy Interceptor (KEI), SM-3, Standard Missile 6 and NLOS. Sales growth is expected to slow in 2007 as a number of development programs reach peak levels prior to transitioning to production.

Operating Income and Margin. The increase in operating income in 2006 was due to increased sales on several production and development programs. Operating income in 2006 also included an award fee from a successful SM-3 flight test. The decline in operating margin in 2005 was due to the wind-down of cost recovery for prior restructuring actions.

Bookings and Backlog. In 2006, MS booked $780 million for additional development on KEI for the Missile Defense Agency, $678 million for the EKV contract and $625 million on SM-3. In 2004, MS booked $2.1 billion for the KEI system contract, $544 million for the NLOS contract and $500 million on SM-3.

Network Centric Systems (NCS)

				% Change
(In millions except percentages)	2006	2005	2004	2006 versus 2005	2005 versus 2004
Net Sales	$3,561	$3,205	$3,050	11.1%	5.1%
Operating Income	379	333	269	13.8%	23.8%
Operating Margin	10.6%	10.4%	8.8%
Gross Bookings	4,037	3,698	3,219	9.2%	14.9%
Total Backlog	5,059	4,307	3,587	17.5%	20.1%

NCS develops and produces net-centric mission solutions for networked sensors, command and control communications, air traffic management and homeland security. During 2006, NCS acquired Houston Associates, Inc. and Virtual Technology Corporation. Both companies complement NCS’ network systems capabilities portfolio. NCS also expanded its business in the emerging homeland security market for border and perimeter security, winning a contract to develop and implement the Perimeter Intrusion Detection System (PIDS) for the Port Authority of New York and New Jersey.

Net Sales. The increase in sales in 2006 was due to accelerated production on certain contracts at the customer’s request in support of the Iraqi Freedom campaign mainly in the Combat Systems business. The increase in sales was also due to the continued ramp up in the Future Combat System Ground Sensor Integrator program (FCS-GSI). This growth was partially offset by the continued ramp down on Thermal Weapon Site (TWS) and by a slowing in the secondary air traffic radar market. The increase in sales in 2005 was due to growth in development and communications programs. This growth was offset by TWS and DDG 1000 programs and the divestiture of Raytheon Commercial Infrared. The 2007 sales growth rate is expected to be lower than that experienced in 2006 as a result of the accelerated production on certain programs in 2006 related to the Iraqi Freedom campaign.

Operating Income and Margin. The increase in operating income and margin in 2006 was driven by increased volume and continued program performance improvements. The increase in operating margin in 2005 related to program performance improvements on production programs.

Bookings and Backlog. In 2006 NCS booked $363 million to provide Horizontal Technology Integration (HTI) forward-looking infrared kits and systems to the U.S. Army. In addition, in 2006 NCS booked two contracts for its Improved Target Acquisition System (ITAS) for the U.S. Army and Marines which totaled $447 million. In 2005, NCS booked $484 million for the FCS-GSI contract.

Space and Airborne Systems (SAS)

				% Change
(In millions except percentages)	2006	2005	2004	2006 versus 2005	2005 versus 2004
Net Sales	$4,319	$4,175	$4,068	3.4%	2.6%
Operating Income	604	606	568	-0.3%	6.7%
Operating Margin	14.0%	14.5%	14.0%
Gross Bookings	4,021	3,996	3,901	0.6%	2.4%
Total Backlog	5,591	5,220	5,216	7.1%	0.1%

SAS designs and develops integrated systems and solutions for advanced missions including intelligence, surveillance and reconnaissance, precision engagement, unmanned aerial operations, special forces operations and space. During 2006, SAS submitted a major proposal for the Joint Cargo Aircraft (JCA) program managed by the U.S. Army and Air Force, which we anticipate will be decided in early 2007. The JCA will be a new transport aircraft that can perform rapid-response intra-theater missions with cargo, equipment and soldiers, and would represent a key Mission System Integration role for the business.

Net Sales. The increase in sales in 2006 was primarily due to increased production on the Advanced Targeting Forward Looking Infrared (ATFLIR) program. Sales also increased due to additional orders for Hunter Strike targeting systems and a follow-on contract for International Greek Advanced Self-Protection Integrated Suite (ASPIS) electronic warfare products, partially offset by the restructuring of space programs. Sales growth in 2005 was driven by the ramp up of full rate production for ATFLIR and the Electronic Warfare Decoy programs, partially offset by lower sales on an international program and the beginning of the restructuring of space programs.

Operating Income and Margin. The decrease in operating margin in 2006 was due to the completion of a number of mature airborne radar production programs which delivered their final product in the first quarter of 2006 and had provided margin improvement in late 2004 and 2005. The increase in operating margin in 2005 was due to charges in 2004 on an international program of $55 million as a result of a qualification test failure, and productivity improvements in 2005 on certain mature airborne radar production programs, partially offset by cost growth on development programs. The 2007 margin is expected to be lower than 2006 primarily due to certain profit improvements not expected to recur on programs at or nearing completion in 2006.

Backlog and Bookings. In 2006, SAS booked approximately $1.5 billion on classified contracts. In 2005, SAS booked $586 million for a multi-year production contract of 190 APG-79 Active Electronically Scanned Array (AESA) radars for the F/A-18 Super Hornet program. In 2004, SAS booked over $1.3 billion on a number of classified contracts.

Technical Services (TS)

				% Change
(In millions except percentages)	2006	2005	2004	2006 versus 2005	2005 versus 2004
Net Sales	$2,049	$1,980	$1,987	3.5%	-0.4%
Operating Income	147	146	148	0.7%	-1.4%
Operating Margin	7.2%	7.4%	7.4%
Gross Bookings	1,334	1,242	1,802	7.4%	-31.1%
Total Backlog	1,572	1,594	1,773	-1.4%	-10.1%

TS provides technology solutions for defense, federal government and commercial customers worldwide, specializing in counter-proliferation and counter-terrorism, base and range operations, customized engineering and manufacturing services and mission support. During 2006, TS continued deploying its Mission Support ReadiLogTM Integrated Solution Sets, including condition-based maintenance; integrated information management; integrated supply chain management;

logistics modeling, simulation and visualization; obsolescence management; performance-based logistics; total asset visibility; training and performance solutions. These solution sets are Raytheon technologies for implementing Mission Support and are designed to enable customers to more efficiently address their logistics transformation challenges.

Net Sales. The increase in sales in 2006 was primarily due to additional deliveries and the ramp up of construction services on contracts within our Logisitics and Training Systems (LTS) business. This was partially offset by the wind down of three major programs, GUAM, AUTEC and Navy and Marine Corps Intranet (NMCI).

Operating Income and Margin. The decrease in operating margin in 2006 was primarily due to a profit adjustment related to certain program costs which may be deemed unrecoverable.

Bookings and Backlog. In 2006, TS booked $198 million for the Nuclear Weapons Safety and Security (NWSS-Torp83) program.

Other

				% Change
(In millions except percentages)	2006	2005	2004	2006 versus 2005	2005 versus 2004
Net Sales	$828	$781	$675	6.0%	15.7%
Operating Loss	(94)	(123)	(31)	23.6%	-296.8%
Operating Margin	-11.4%	-15.7%	-4.6%
Gross Bookings	769	787	752	-2.3%	4.7%
Total Backlog	243	280	294	-13.2%	-4.8%

The Other category is comprised of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC (RAAS) and Raytheon Professional Services LLC (RPS). FO offers services in the aircraft fractional ownership industry, including programs for ownership shares of new and used aircraft, aircraft leasing and prepaid hourly membership programs. RAAS manages the long-term wind-down of our commuter aircraft business. RPS works with customers to design and execute learning solutions.

The increase in net sales in 2006 was mainly due to higher sales at FO and RPS while the decrease in operating loss in 2006 was primarily due to improved operating performance at FO and, to a lesser extent, improvements at RAAS partially offset by a goodwill impairment charge at FO of $55 million.

The increase in sales in 2005 was mainly due to higher sales at FO and RPS while the increase in operating loss in 2005 was primarily due to the operating results of FO, a goodwill impairment charge at FO of $22 million and to a lesser extent the operating results of RAAS. The higher operating loss at FO in 2005 was due to increased supplemental lift (higher third party chartering expense) and maintenance expense related to the operational impacts primarily from older aircraft in the fleet and the timing of peak customer demand. FO also recorded a $7 million charge in 2005 related to the settlement of a lawsuit against FO and its minority shareholders. The higher losses at RAAS in 2005 were due to higher aircraft maintenance expense in the period.

The goodwill impairment charges of $55 million in 2006 and $22 million in 2005 at FO were based upon our determination that the fair value of the business was not sufficient to recover the carrying value of the assets, including goodwill.

We estimated the fair value of FO using a discounted cash flow methodology based upon the respective FO long-range plan and the financial objectives therein. This methodology involved significant judgment regarding FO’s projected future cash flows and expected market conditions, and their impact on the selection of the discount rate used in estimating the fair value of FO. The 2005 impairment charge was driven by a downward revision of FO’s then current long-range plan as a result of 2005 performance, changes in valuation assumptions and the increase in goodwill as a result of the acquisition of the minority shares. FO implemented several measures in 2006 to improve its operating performance and increase its customer satisfaction, including replacing older aircraft, reducing the number of different types of aircraft in its fleet, improving dispatch rates and improving occupied rates. In 2006, FO’s cash flows and financial results improved over 2005; however, during 2006 and, in particular, in the fourth quarter, certain unexpected events occurred and conditions arose which negatively impacted the estimated value of the business. In the fourth quarter, FO experienced a significant increase in competition in its fractional share business and its sales forecast became more difficult to predict as a result of the acceleration of a continued shift in customer demand from fractional shares to the less predictable membership card program. During 2006, the business was also negatively affected by the notification of a potential federal excise tax audit and the pilots’ vote to be represented by a union, as discussed below. As a result of these factors, we increased the discount rate used in determining FO’s value from 11% in 2005 to 13% in 2006, which reduced the estimated fair value of FO. We determined the discount rate by developing a theoretical weighted average cost of capital and adjusted that amount, as necessary, for an equity risk premium to the extent there are unique risks not considered in the benchmark data. Based on the foregoing, we determined that the implied fair value of goodwill decreased from $133 million to $78 million which resulted in the $55 million goodwill impairment charge. An additional increase in the discount rate of 1% would result in an additional goodwill impairment charge of approximately $21 million.

FO must continue to demonstrate substantial operating performance improvement, including achieving its sales forecasts and reducing operating expenses, to meet its projected financial objectives and estimated future cash flows. We periodically evaluate whether conditions exist or events have occurred that impact FO’s ability to achieve its financial objectives or otherwise affect the value of FO, including the matters discussed below. Other conditions or events may include a downturn in the fractional ownership or general aviation markets, continued increased competition, an increase in FO’s operating costs due to higher aircraft or other costs, a change in our operating model or strategy with respect to FO or other information regarding its market value. If, in the future, we determine that the fair value of FO, which is largely based upon FO’s projected future financial performance assuming continued operation by us, is less than its carrying value, then our investment in FO could become further impaired. Although we do not believe that FO is further impaired at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations. As of December 31, 2006, the consolidated net assets of FO were $239 million including a remaining goodwill balance of $78 million.

In the third quarter of 2006, we were informed by the Internal Revenue Service that it intends to conduct a federal excise tax audit at FO, which we believe will cover our treatment of certain FO customer fees and charges. We believe that an unfavorable outcome is not probable because, among other reasons, there is a reasonable basis for our position that federal excise tax does not apply to management fees charged to our customers and such position is consistent with industry practice. Nevertheless, the ultimate resolution of this matter is uncertain and difficult to predict and an unfavorable outcome could have a material effect on our results of operations.

In March 2006, pilots at FO voted to be represented by the International Brotherhood of Teamsters. FO is engaged in good faith negotiations with the union to reach a mutually acceptable labor agreement for its pilots. While the terms of any future labor agreement, if any, are presently indeterminable, such an agreement could result in changes in pilots’ wages, benefits and working conditions that may increase FO’s operating costs and impact our competitive position in the fractional aircraft market.

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation and declining commercial aviation market conditions. At December 31, 2006 and December 31, 2005, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $325 million relating to 192 aircraft and $475 million relating to 253 aircraft, respectively. The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter-related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, the Company evaluates many factors including current market conditions, future market conditions, the age and condition of the aircraft, and availability levels for the aircraft in the market. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

DISCONTINUED OPERATIONS

Income from discontinued operations consists of the following results from Raytheon Aircraft, Raytheon Engineers & Constructors business (RE&C) and Aircraft Integration Systems business (AIS):

	Pretax			After-tax
(In millions)	2006	2005	2004	2006	2005	2004
Raytheon Aircraft	$274	$187	$96	$181	$124	$65
RE&C	(6)	(41)	(42)	(4)	(50)	(48)
AIS	(1)	(33)	(23)	(1)	(21)	(15)
Total	$267	$113	$31	$176	$53	$2

Raytheon Aircraft—In December 2006, we entered into a definitive agreement to sell Raytheon Aircraft Company for approximately $3.3 billion. The transaction, which is subject to customary conditions and regulatory approvals, is expected to close in the first half of 2007. We decided to explore strategic alternatives for Raytheon Aircraft, a provider of business and special mission aircraft, because, among other reasons, it did not address our core markets and had limited synergies with our government and defense businesses. We felt that it was an opportune time to explore a Raytheon Aircraft transaction because we believed that Raytheon Aircraft would be an attractive business given its improving financial and operating performance in recent years and the continued strength of the general aviation market. We believe that the sale of Raytheon Aircraft will enable us to focus on our core markets and provide us with additional capital for implementing our business strategies while strengthening our balance sheet and providing us with additional financial flexibility.

Raytheon Aircraft designs, develops, manufactures, markets and provides global support for business jets, turboprops and piston-powered aircraft for the world’s commercial, fractional ownership and military aircraft markets, and constitutes substantially all of our Aircraft segment. As a result of entering into the definitive agreement, we have reported Raytheon Aircraft as a discontinued operation in this Form 10-K in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Accordingly, our result of operations for all periods presented have been reclassified to reflect Raytheon Aircraft as discontinued operations, and the assets and liabilities of Raytheon Aircraft have been reclassified as held for sale in our Consolidated Balance Sheet for all periods presented.

Raytheon Engineers & Constructors—In 2000, we sold RE&C to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, we were required to perform various contract and lease obligations under letters of credit, surety bonds and guarantees (Support Agreements) that it had provided to project owners and other parties.

We have since settled many of those Support Agreement obligations. For the remaining Support Agreement obligations, we have various risks and exposures, including warranty close out, various liquidated damages issues and potential adverse claims resolution.

In 2005 and 2004, we recorded after-tax charges of $23 million and $24 million, respectively, for an estimated liability for foreign tax-related matters. Although not expected to be material, additional losses on foreign tax-related matters could be recorded in the future as estimates are revised or the underlying matters are settled.

Aircraft Integration Systems—In 2002, we sold AIS for $1,123 million, net, subject to purchase price adjustments. As part of the transaction, we retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete. In January 2006, a dispute regarding the AIS purchase price was resolved in arbitration and we recorded a pretax charge of $26 million in 2005 related to this settlement. In the first quarter of 2006, all liabilities related to the purchase price dispute were discharged.

FINANCIAL CONDITION AND LIQUIDITY

We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions and research and development, managing our balance sheet, including debt repayments and pension contributions, and returning cash to our shareholders, including dividend payments and stock repurchases, as outlined below.

Upon the consummation of the sale of Raytheon Aircraft, we expect to receive net after-tax proceeds of approximately $2.5 billion during the first half of 2007. We intend to use these proceeds in a manner consistent with our capital deployment strategy.

Operating Activities—We continue to focus on improving our cash generation and management. Net cash provided by operating activities in 2006 was $2,743 million versus $2,515 million in 2005 and $2,071 million in 2004. Net cash provided by operating activities from continuing operations was $2,469 million in 2006, $2,313 million in 2005 and $1,689 million in 2004. The increase in net cash provided by operating activities in 2006 was primarily due to higher conversion of net income partially offset by higher cash tax payments. We have also made working capital improvements. Although we will continue to focus on working capital, we do not expect the rate of improvement experienced in prior periods to continue in 2007. Total net cash tax payments were approximately $375 million, $56 million and $5 million in 2006, 2005 and 2004, respectively. Tax payments in 2007 are expected to approximate $600 million excluding taxes on the expected gain related to the sale of Raytheon Aircraft.

We make both discretionary and required contributions to our pension plans. In January 2007, we made $400 million of discretionary contributions to our pension plan, versus $200 million in both 2006 and 2005. We expect to make total contributions, required and discretionary, to our pension plans of approximately $815 million in 2007. As described in Note 1, Accounting Policies, of the Notes to the Financial Statements, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158) for the year ended December 31, 2006, which resulted in a $1.9 billion increase in accrued retiree benefits and other long-term liabilities and a corresponding $1.3 billion decrease, net of taxes, in accumulated other comprehensive income (loss) in stockholders’ equity.

In 2004 we made a $210 million payment in connection with the settlement of the securities class action lawsuit as discussed in Note 12, Commitments and Contingencies, of the Notes to the Financial Statements. We received approximately $75 million of insurance proceeds related to this lawsuit in 2005.

We provide long-term financing to our commuter and fractional aircraft customers. Origination of financing receivables was $8 million in 2006, $23 million in 2005 and $29 million in 2004. Collection of financing receivables not sold was $123 million in 2006, $128 million in 2005 and $122 million in 2004. We received proceeds of $53 million in 2006 related to the sale of certain finance receivables.

Investing Activities—Net cash used in investing activities was $451 million in 2006 versus $436 million in 2005 and $532 million in 2004. Capital expenditures for property, plant and equipment were $295 million in 2006, $298 million in 2005 and $317 million in 2004. Capitalized expenditures for internal use software were $77 million in 2006, $73 million in 2005 and $96 million in 2004. We expect our capital and internal use software expenditures to be approximately $350 million and $100 million, respectively, in 2007, consistent with the anticipated growth of our business and for specific investments. In pursuing our business strategies, we acquire and make investments in certain businesses that meet certain strategic and financial criteria. In 2006, we acquired Houston Associates, Inc. for $47 million and Virtual Technology Corporation for $40 million. In 2005, we paid the third and final installment of $60 million related to our 2003 acquisition of Solipsys Corporation. Also in 2005, we acquired UTD, Inc. for $39 million and the remaining interest in Flight Options for $26 million. In 2004, we paid the second installment of $70 million related to the acquisition of Solipsys Corporation and acquired Photon Research Associates, Inc. for $42 million.

In addition, from time to time, we divest of certain non-core businesses and investments. As previously discussed, in December 2006 we entered into a definitive agreement to sell Raytheon Aircraft. The transaction is expected to be completed in the first half of 2007. In 2006, we sold our investment in HRL Laboratories, LLC for $28 million and received proceeds of $24 million related to the sale of Space Imaging assets. In 2005, we sold our investment in Indra ATM S.L., a Spanish joint venture, for $59 million and in 2004, we sold our commercial infrared business for $43 million.

Financing Activities—Cash provided by operating activities has been the primary source used to repay debt, pay dividends and repurchase common stock. Net cash used in financing activities was $1,034 million in 2006 versus $1,433 million in 2005 and $1,644 million in 2004.

Through repayment activities during the period, our debt has been reduced from $8.3 billion at December 31, 2002 to $4.0 billion at December 31, 2006. In 2006, we retired $408 million of subordinated notes payable which had matured, including a payment of $382 million and a reduction in our investment in RC Trust I of $26 million. In 2005, we repaid $671 million of long-term debt including the exercise of our call rights to repurchase long-term debt with a par value of $196 million at a loss of $10 million pretax. In 2004, we repurchased long-term debt and subordinated notes payable with a par value of $2,254 million at a loss of $132 million pretax. In December 2006, our Board of Directors, subject to the closing of our sale of Raytheon Aircraft, authorized the early retirement of approximately $1 billion of our outstanding notes and debentures. We expect to incur a loss of approximately $0.10 per share related to this early retirement of debt. The loss was based on an estimate of the fair value of debt which may differ upon retirement. The $1 billion early retirement of debt is in addition to the $687 million of notes scheduled to mature in 2007.

Dividends paid to stockholders were $420 million in 2006, $387 million in 2005 and $349 million in 2004. Our quarterly dividend rate was $0.24 per share in 2006, versus $0.22 in 2005 and $0.20 in 2004. Although we do not have a formal dividend policy, management believes that a reasonable dividend payout ratio based on the current industry environment and market conditions is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). Dividends are subject to approval by our Board of Directors.

In November 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock. In 2006 and 2005, we repurchased 6.0 million shares of common stock for $264 million and 11.2 million shares of common stock for $436 million, respectively, under this program. This program was completed during the third quarter of 2006. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock commencing in 2006. During 2006, we repurchased 1.9 million shares of common stock for $88 million under this program. In December 2006, our Board of Directors, subject to the closing of our sale of Raytheon Aircraft, authorized an increase to our existing repurchase program of up to an additional $750 million of our outstanding common stock.

CAPITAL STRUCTURE AND RESOURCES

Total debt was $4.0 billion at December 31, 2006 and $4.5 billion at December 31, 2005. Cash and cash equivalents were $2.5 billion at December 31, 2006 and $1.2 billion at December 31, 2005. Our outstanding debt bears interest at fixed interest rates ranging from 4.5% to 8.3% and matures at various dates through 2028. However, we entered into various interest rate swaps that correspond to a portion of our fixed rate debt in order to effectively hedge interest rate risk. The $600 million notional value of interest rate swaps that remained outstanding at December 31, 2006 effectively converted that portion of our total fixed-rate debt to variable-rate debt based on LIBOR. Total debt as a percentage of total capital was 26.3% and 29.4% at December 31, 2006 and 2005, respectively.

We have a $2.2 billion bank revolving credit facility under which we can draw down on lines of credit and use the credit facility to support commercial paper or letters of credit that we may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of December 31, 2006 and December 31, 2005, there were no borrowings under our credit facility. We had, however, approximately $70 million and $100 million of outstanding letters of credit at December 31, 2006 and 2005, respectively, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capitalization of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during 2006 and 2005, and expect to continue to be in compliance throughout 2007.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short term liquidity. In 2005, Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a $150 million committed multicurrency revolving credit facility. There were no borrowings under the facility at December 31, 2006 and $53 million at December 31, 2005. In addition, other uncommitted bank lines totaled $15 million and $6 million at December 31, 2006 and 2005, respectively. There were no amounts outstanding under these lines of credit at December 31, 2006 and 2005. Compensating balance arrangements are not material.

Our credit ratings were assigned by Fitch’s at F2 for short-term borrowing and BBB for senior debt, by Moody’s at P-2 for short-term borrowing and Baa2 for senior debt and by Standard and Poor’s at A-2 for short-term borrowing and BBB+ for senior debt. In January 2007, Fitch’s raised our credit rating for senior debt to BBB+.

In May 2006, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion in debt securities, common or preferred stock and warrants to purchase the aforementioned securities. In June 2006, we used approximately $450 million under the shelf registration to register the common stock to be issued upon the exercise of the warrants issued as part of the settlement of the securities class action lawsuit described in Note 12, Commitments and Contingencies of the Notes to the Financial Statements. At December 31, 2006, our shelf registrations aggregated $5.0 billion of which $3.3 billion remained available.

In 2004, in accordance with the terms of the 8.25%, $50 par value equity security units we issued in 2001, we issued 27.0 million shares of common stock and received proceeds of $863 million.

Our need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. We expect that cash and cash equivalents, cash flow from operations, proceeds from divestitures and other available financing resources will be sufficient to meet anticipated operating, capital expenditure and debt service requirements during the next twelve months and for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into off-balance sheet arrangements, including the sale of general aviation receivables. Such arrangements are not material to our overall liquidity or capital resources, market risk support or credit risk support. We also issue guarantees to third parties on behalf of our affiliates as described below in Commitments and Contingencies.

In 2006, we sold $67 million of general aviation finance receivables to a qualifying special purpose entity which in turn issued beneficial interests in these receivables to a commercial paper conduit, and retained a subordinated interest in and servicing rights to the receivables. The sale was non-recourse to us due to third party financial guarantees. At December 31, 2006 and 2005, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $173 million and $157 million, respectively, of which our subordinated retained interest was $60 million and $59 million, respectively, net, and the fair value of the servicing liability was $1 million and the servicing asset was $2 million, respectively.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian government were current at December 31, 2006.

In addition, we have entered into joint ventures formed specifically to facilitate a teaming arrangement between two contractors for the benefit of the customer, generally the U.S. government, whereby we receive a subcontract from the joint venture in the joint venture’s capacity as prime contractor. Accordingly, we record the work it performs for the joint venture as an operating activity.

COMMITMENTS AND CONTINGENCIES

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $107 million. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $75 million before U.S. government recovery and had this amount accrued at December 31, 2006. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $47 million at December 31, 2006 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites; therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $311 million, $702 million and $120 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at December 31, 2006, respectively, and $312 million, $767 million and $78 million were outstanding at December 31, 2005, respectively. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit above was $92 million and $157 million at December 31, 2006, respectively and $76 million and $183 million at December 31, 2005, respectively, related to Thales-Raytheon Systems (TRS), a joint venture we formed in 2001. TRS has two major operating subsidiaries, one of which we control and consolidate. Our investment in TRS was $150 million at December 31, 2006 and $102 million at December 31, 2005.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in connection with obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation for us.

Also included in guarantees, letters of credit and surety bonds above was $83 million, $86 million and $11 million at December 31, 2006, respectively and $94 million, $56 million and $63 million at December 31, 2005, respectively related to discontinued operations.

The customers of Flight Options have the contractual ability to require Flight Options to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $497 million and $575 million at December 31, 2006 and 2005, respectively.

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

The following is a schedule of our contractual obligations outstanding at December 31, 2006:

(In millions)	Total	Less than 1 Year	1–3 years	4–5 years	After 5 years
Debt(1)	$4,018	$688	$309	$1,185	$1,836
Interest payments	1,922	255	404	295	968
Operating leases	1,179	317	463	227	172
Purchase obligations	7,536	5,344	1,675	307	210
Total	$14,655	$6,604	$2,851	$2,014	$3,186
(1)	Debt includes scheduled principal payments only.

Purchase obligations in the table above represent agreements with suppliers to purchase goods or services that are enforceable and legally binding. We enter into contracts with customers, primarily the U.S. government, which entitles us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the amount for which we are entitled to full recourse from our customers.

Interest payments include interest on debt that is redeemable at the option of the Company.

We currently estimate that required pension plan cash contributions will be approximately $415 million and discretionary cash contributions will be $400 million in 2007. We made cash contributions of $400 million in January 2007. We expect to contribute approximately $45 million to our other post-retirement benefits in 2007. Estimates for 2008 and beyond have not been provided due to the significant uncertainty of these amounts, which are subject to change with respect to future interest rates, asset returns and pension funding reform. In addition, pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government, therefore, the amounts noted above are not necessarily indicative of the impact these contributions will have on our liquidity.

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

Effective January 1, 2007, all eligible newly-hired or rehired employees participate in a new defined contribution plan in lieu of our existing pension plans, subject to any applicable collective bargaining agreements. Our current eligible employees will continue to participate in our existing pension plans without any changes to level of benefits or payment options. This change is not expected to have a material impact on our estimated pension expense or contributions in 2007.

ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 155 on our financial position and results of operations is not expected to be material.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (SFAS No. 156). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 156 on our financial position and results of operations is not expected to be material.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We expect the impact of its adoption to be a charge of approximately $13 million in 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on our financial position and results of operations has not been finalized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates.

We meet our working capital requirements with a combination of variable-rate short-term and fixed-rate long-term financing. We enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. We also enter into foreign currency forward contracts with commercial banks to fix the dollar value of commitments and payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments we use for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability or transaction for which a firm commitment is in place.

Financial instruments we hold that are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of those financial instruments that we held at December 31, 2006 and 2005, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10%, was approximately $2 million after-tax for the year ended December 31, 2006 and 2005. Fixed-rate financial instruments were not evaluated, as the risk exposure is not material. We believe our exposure due to changes in foreign exchange rates is not material due to our hedging policy and the fact that we do not enter into speculative hedges.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPANY RESPONSIBILITY FOR FINANCIAL STATEMENTS

The financial statements and related information contained in this Annual Report have been prepared by and are the responsibility of our management. Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect judgments and estimates as to the expected effects of transactions and events currently being reported. Our management is responsible for the integrity and objectivity of the financial statements and other financial information included in this Annual Report. To meet this responsibility, we maintain a system of internal control over financial reporting to provide reasonable assurance that assets are safeguarded and that transactions are properly executed and recorded. The system includes policies and procedures, internal audits and our officers’ reviews.

Our Audit Committee of our Board of Directors is composed solely of directors who are independent under applicable SEC and New York Stock Exchange rules. Our Audit Committee meets periodically and, when appropriate, separately with representatives of the independent registered public accounting firm, our officers and the internal auditors to monitor the activities of each.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements and management’s assessment of our internal control over financial reporting and their report follows. Our stockholders ratified the appointment of PricewaterhouseCoopers LLP at the 2006 Annual Meeting of Stockholders.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control—Integrated Framework, issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ William H. Swanson	/s/ David C. Wajsgras
William H. Swanson	David C. Wajsgras
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raytheon Company:

We have completed integrated audits of Raytheon Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, in 2006, the Company changed the manner in which it accounts for pension and other post-employment benefits and, in 2004, the Company changed its measurement date for its pension and other post-employment benefit plans from October 31 to December 31.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 22, 2007

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions except share amounts) December 31:	2006	2005
Assets
Current assets
Cash and cash equivalents	$2,460	$1,202
Accounts receivable, less allowance for doubtful accounts of $19 in 2006 and $21 in 2005	178	227
Contracts in process	3,600	3,441
Inventories	487	460
Deferred federal and foreign income taxes	257	355
Prepaid expenses and other current assets	239	255
Assets held for sale	2,296	2,373
Total current assets	9,517	8,313
Property, plant and equipment, net	2,131	2,136
Deferred federal and foreign income taxes	189	—
Prepaid retiree benefits	527	710
Goodwill	11,539	11,554
Other assets, net	1,588	1,668
Total assets	$25,491	$24,381
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$687	$79
Subordinated notes payable	—	408
Advance payments and billings in excess of costs incurred	1,962	1,678
Accounts payable	920	813
Accrued salaries and wages	944	939
Other accrued expenses	1,193	1,243
Liabilities held for sale	1,009	1,028
Total current liabilities	6,715	6,188
Accrued retiree benefits and other long-term liabilities	4,232	3,337
Deferred federal and foreign income taxes	—	59
Long-term debt	3,278	3,969

Commitments and contingencies (note 12)

Minority interest	165	119

Stockholders’ equity
Preferred stock, par value $0.01 per share, 200,000,000 shares authorized, none outstanding in 2006 and 2005	—	—
Common stock, par value $0.01 per share, 1,450,000,000 shares authorized, 445,870,000 and 446,373,000 shares outstanding in 2006 and 2005, respectively, after deducting 19,831,000 and 11,707,000 treasury shares in 2006 and 2005, respectively	5	5
Additional paid-in capital	10,097	9,722
Unearned compensation	—	(89)
Accumulated other comprehensive income (loss)	(2,514)	(1,950)
Treasury stock, at cost	(816)	(454)
Retained earnings	4,329	3,475
Total stockholders’ equity	11,101	10,709
Total liabilities and stockholders’ equity	$25,491	$24,381

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except per share amounts) Years Ended December 31:	2006	2005	2004
Net sales	$20,291	$19,038	$17,825
Cost of sales	16,565	15,806	14,909
Administrative and selling expenses	1,422	1,290	1,202
Research and development expenses	464	430	413
Total operating expenses	18,451	17,526	16,524
Operating income	1,840	1,512	1,301
Interest expense	273	312	418
Interest income	(77)	(41)	(36)
Other (income) expense, net	(44)	(12)	436
Non-operating expense, net	152	259	818
Income from continuing operations before taxes	1,688	1,253	483
Federal and foreign income taxes	581	435	109
Income from continuing operations	1,107	818	374
Income from discontinued operations, net of tax	176	53	2
Income before accounting change	1,283	871	376
Cumulative effect of change in accounting principle, net of tax	—	—	41
Net income	$1,283	$871	$417
Earnings per share from continuing operations
Basic	$2.51	$1.83	$0.85
Diluted	2.46	1.80	0.85
Earnings per share from discontinued operations
Basic	$0.40	$0.12	$—
Diluted	0.39	0.12	—
Earnings per share from cumulative effect of change in accounting principle
Basic	$—	$—	$0.09
Diluted	—	—	0.09
Earnings per share
Basic	$2.90	$1.95	$0.95
Diluted	2.85	1.92	0.94

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004 (In millions except per share amounts)	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2003	$4	$8,434	$(13)	$(2,194)	$(6)	$2,937	$9,162

Net income						417	417
Other comprehensive income
Minimum pension liability				215			215
Foreign exchange translation				46			46
Cash flow hedges				15			15
Unrealized losses on residual interest securities				(1)			(1)

Comprehensive income							692

Dividends declared—$0.80 per share						(356)	(356)
Issuance of common stock	1	939					940
Common stock plan activity		171	(47)				124
Trust preferred security distributions		(4)					(4)
Treasury stock activity					(7)		(7)
Balance at December 31, 2004	5	9,540	(60)	(1,919)	(13)	2,998	10,551

Net income						871	871
Other comprehensive income
Minimum pension liability				47			47
Foreign exchange translation				(47)			(47)
Cash flow hedges				(35)			(35)
Unrealized gains on residual interest securities				4			4

Comprehensive income							840

Dividends declared—$0.88 per share						(394)	(394)
Common stock plan activity		182	(29)				153
Treasury stock activity					(441)		(441)
Balance at December 31, 2005	5	9,722	(89)	(1,950)	(454)	3,475	10,709

Net income						1,283	1,283
Other comprehensive income
Minimum pension liability				709			709
Foreign exchange translation				44			44
Cash flow hedges				20			20
Unrealized gains on investments				1			1

Comprehensive income							2,057

Adjustment to initially apply SFAS No. 158				(1,338)			(1,338)
Dividends declared—$0.96 per share						(429)	(429)
Reclassification to initially adopt SFAS No. 123R		(89)	89				—
Common stock plan activity		464					464
Treasury stock activity					(362)		(362)
Balance at December 31, 2006	$5	$10,097	$—	$(2,514)	$(816)	$4,329	$11,101

The accompanying notes are an integral part of the financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2006	2005	2004
Cash flows from operating activities
Net Income	$1,283	$871	$417
Less: Income from discontinued operations, net of tax	(176)	(53)	(2)
Less: Cumulative effect of change in accounting principle, net of tax	—	—	(41)
Income from continuing operations	1,107	818	374
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	373	358	349
Deferred federal and foreign income taxes	184	27	(7)
Net gain on sales of operating units and investments	(18)	(45)	(10)
Savings and investment plan activity	—	—	73
Decrease (increase) in accounts receivable	49	(6)	37
Change in contracts in process and advance payments and billings in excess of costs incurred	151	194	(9)
Decrease in inventories	36	64	8
Decrease (increase) in prepaid expenses and other current assets	19	54	(165)
Increase in accounts payable	106	82	56
Increase in accrued salaries and wages	2	46	170
(Decrease) increase in other accrued expenses	(3)	13	305
Change in income taxes payable	120	414	147
Origination of financing receivables	(8)	(23)	(29)
Collection of financing receivables not sold	123	128	122
Sale of financing receivables	53	—	—
Pension and other adjustments, net	175	189	268
Net cash provided by operating activities from continuing operations	2,469	2,313	1,689
Net cash provided by operating activities from discontinued operations	274	202	382
Net cash provided by operating activities	2,743	2,515	2,071
Cash flows from investing activities
Expenditures for property, plant and equipment	(295)	(298)	(317)
Proceeds from sales of property, plant and equipment	3	11	—
Capitalized expenditures for internal use software	(77)	(73)	(96)
Change in other assets	(1)	10	(1)
Proceeds from sales of operating units and investments	53	78	43
Payment for purchases of acquired companies, net of cash received	(87)	(125)	(112)
Net cash used in investing activities from continuing operations	(404)	(397)	(483)
Net cash used in investing activities from discontinued operations	(47)	(39)	(49)
Net cash used in investing activities	(451)	(436)	(532)
Cash flows from financing activities
Dividends paid	(420)	(387)	(349)
Decrease in short-term debt and other notes	(80)	(5)	(15)
Repayments of long-term debt	—	(671)	(1,763)
Repayments of subordinated notes payable	(382)	—	(478)
Issuance of common stock	—	—	867
Repurchase of common stock	(352)	(436)	—
Proceeds under common stock plans	169	68	92
Tax benefit from stock-based awards	31	—	—
Net cash used in financing activities from continuing operations	(1,034)	(1,431)	(1,646)
Net cash (used in) provided by financing activities from discontinued operations	—	(2)	2
Net cash used in financing activities	(1,034)	(1,433)	(1,644)
Net increase (decrease) in cash and cash equivalents	1,258	646	(105)
Cash and cash equivalents at beginning of year	1,202	556	661
Cash and cash equivalents at end of year	$2,460	$1,202	$556

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Raytheon Company and all wholly-owned and majority-owned domestic and foreign subsidiaries. All material intercompany transactions have been eliminated. As discussed in Note 2, Discontinued Operations, all periods presented have been reclassified to show Raytheon Aircraft as a discontinued operation as a result of entering into a definitive agreement in 2006 to sell Raytheon Aircraft. In addition, certain prior year amounts have been reclassified to conform with the current year presentation. As used in these notes, the terms “we”, “us”, “our”, “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

Use of Estimates—Our consolidated financial statements are based on the application of generally accepted accounting principles which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements.

Revenue Recognition—We account for our contracts associated with the design, development, manufacture, service or modification of complex aerospace or electronic equipment or otherwise within the scope of Chapter 11 of Accounting Research Bulletin No. 43, Government Contracts (ARB No. 43) or Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. The selection of the method by which to measure such progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress. Under this measure, the extent of progress towards completion is measured based on the ratio of costs incurred-to-date to the total estimated costs at completion of the contract. Revenues, including estimated earned fees or profits, are recorded as costs are incurred. Accordingly, management must make estimates of contract revenues and costs which requires judgment. Incentive and award provisions are recorded when it is probable that they will be awarded and the amounts can be reasonably estimated. Claims are recorded only if it is probable that the claim will result in additional contract revenue and the amounts can be reliably estimated. We review our contract estimates periodically to assess whether revisions are warranted. Changes in estimates of contract sales, costs and profits are recognized using a cumulative catch-up which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

To a much lesser extent, we also enter into contracts that are not associated with the design, development, manufacture, service or modification of complex aerospace or electronic equipment, or not otherwise within the scope of ARB No. 43 or SOP 81-1. We account for those contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, or other relevant revenue recognition accounting literature. Revenue under such contracts is generally recognized upon delivery or as the service is performed. Revenue from software is recognized when persuasive evidence of an arrangement exists, the software has been delivered and customer acceptance has been received, our fee is fixed and determinable and collectibility is probable. Revenue from license fees is recognized over the expected life of the continued involvement with the customer. Revenue from the sale of fractional shares is recognized over the expected life of the customer relationship.

We apply the separation guidance in Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), for contracts with multiple deliverables. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above.

Product Warranty—We provide product warranties in conjunction with certain product sales where revenue is recognized upon delivery.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity related to product warranty accruals was as follows:

(In millions)
Balance at December 31, 2003	$16
Provisions for warranties in 2004	6
Warranty services provided in 2004	(4)
Balance at December 31, 2004	18
Provisions for warranties in 2005	9
Warranty services provided in 2005	(6)
Balance at December 31, 2005	21
Provisions for warranties in 2006	10
Warranty services provided in 2006	(5)
Balance at December 31, 2006	$26

Costs incurred under warranty provisions performed under long-term contracts are accounted for as contract costs. The estimation of these costs is an integral part of the determination of the pricing of our long-term contracts.

Research and Development Expenses—Expenditures for Company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed.

Federal, Foreign and State Income Taxes—The Company and our domestic subsidiaries provide for federal income taxes on pretax accounting income at rates in effect under existing tax law. Foreign subsidiaries have recorded provisions for income taxes at applicable foreign tax rates in a similar manner. The provision (benefit) for state income taxes is included in administrative and selling expenses as these costs can generally be recovered through the pricing of products and services to the U.S. government in the period for which the tax is payable. Accordingly, the deferred state income tax provision (benefit) is allocated to contracts in future periods as realized.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase.

Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer credit-worthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

Activity related to the allowance for doubtful accounts was as follows:

(In millions)
Balance at December 31, 2003	$31
Provisions	2
Utilizations	(2)
Balance at December 31, 2004	31
Provisions	2
Utilizations	(12)
Balance at December 31, 2005	21
Provisions	—
Utilizations	(2)
Balance at December 31, 2006	$19

Contracts in Process—Contracts in process are stated at cost plus estimated profit, but not in excess of estimated realizable value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred Contract Costs—Certain costs incurred in the performance of our government contracts are required to be recorded under generally accepted accounting principles, but are not currently allocable to contracts. Such costs include a portion of our workers’ compensation, environmental expenses, certain restructuring costs, deferred state tax and asset retirement obligations. These costs become allocable to contracts when they are paid, at which time they are charged to contracts and recovered from the government. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, our profitability could be adversely affected.

Inventories—Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A provision for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are expensed. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income. Gains and losses resulting from the sale of plant and equipment at the government and defense businesses are included in overhead and reflected in the pricing of products and services to the U.S. government.

Provisions for depreciation are generally computed using a combination of accelerated and straight-line methods. Depreciation provisions are based on estimated useful lives as follows: buildings—20 to 45 years, machinery and equipment—3 to 10 years and equipment leased to others—5 to 10 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Impairment of Goodwill and Long-lived Assets—In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for goodwill and other intangible assets, we perform periodic tests of goodwill impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. We perform the annual impairment test in the fourth quarter of each year. In 2006 and 2005, we recorded $55 million pretax, $48 million after-tax and $22 million pretax, $19 million after-tax goodwill impairment charges, respectively, in administrative and selling expenses related to Flight Options LLC (FO) which is included in the Other segment.

We estimated the fair value of FO using a discounted cash flow methodology. There were no observable market comparables available. The discounted cash flow methodology for both years was based upon the respective FO long-range plan and the financial objectives therein. This methodology involved significant judgment regarding FO’s projected future cash flows and expected market conditions, and their impact on the selection of the discount rate used in estimating the fair value of FO. The 2005 impairment charge was driven by a downward revision of FO’s then current long-range plan as a result of 2005 performance, changes in valuation assumptions and the increase in goodwill as a result of the acquisition of the minority shares. FO implemented several measures in 2006 to improve its operating performance and increase its customer satisfaction, including replacing older aircraft, reducing the number of different types of aircraft in its fleet, improving dispatch rates and improving occupied rates. In 2006, FO’s cash flows and financial results improved over 2005; however, during 2006 and, in particular, in the fourth quarter, certain unexpected events occurred and conditions arose which negatively impacted the estimated value of the business. In the fourth quarter, FO experienced a significant increase in competition in its fractional share business and its sales forecast became more difficult to predict as a result of the acceleration of a continued shift in customer demand from fractional shares to the less predictable membership card program. During 2006, the business was also negatively affected by the notification of a potential federal excise tax audit and the pilots’ vote to be represented by a union, as discussed below. As a result of these factors, we increased the discount rate used in determining FO’s value from 11% to 13%, which reduced the estimated fair value of FO. We determined the discount rate by developing a theoretical weighted average cost of capital and adjusted that amount, as necessary, for an equity risk premium to the extent there are unique risks not considered in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

benchmark data. Based on the foregoing, we determined that the implied fair value of goodwill decreased from $133 million to $78 million which resulted in the $55 million goodwill impairment charge. An additional increase in the discount rate of 1% would result in an additional goodwill impairment charge of approximately $21 million.

FO must continue to demonstrate substantial operating performance improvement, including achieving its sales forecasts and reducing operating expenses, to meet its projected financial objectives and estimated future cash flows. We periodically evaluate whether conditions exist or events have occurred that impact FO’s ability to achieve its financial objectives or otherwise affect the value of FO, including the matters discussed in Note 12, Commitments and Contingencies. Other conditions or events may include a downturn in the fractional ownership or general aviation markets, continued increased competition, an increase in FO’s operating costs due to higher aircraft or other costs, a change in our operating model or strategy with respect to FO or other information regarding its market value. If, in the future, we determine that the fair value of FO, which is largely based upon FO’s projected future financial performance assuming continued operations by us, is less than its carrying value, then our investment in FO could become further impaired. Although we do not believe that FO is further impaired at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations. As of December 31, 2006, the consolidated net assets of FO were $239 million including a remaining goodwill balance of $78 million.

There was no goodwill impairment associated with the annual impairment test performed in the fourth quarter 2005 and 2006 other than at Flight Options. The amount of goodwill by segment at December 31, 2006 was $751 million for Integrated Defense Systems, $1,383 million for Intelligence and Information Systems, $3,431 million for Missile Systems, $2,363 million for Network Centric Systems, $2,666 million for Space and Airborne Systems, $867 million for Technical Services and $78 million for Other. The amount of goodwill by segment at December 31, 2005 was $749 million for Integrated Defense Systems, $1,387 million for Intelligence and Information Systems, $3,438 million for Missile Systems, $2,306 million for Network Centric Systems, $2,674 million for Space and Airborne Systems, $867 million for Technical Services and $133 million for Other. The goodwill at the Other segment at December 31, 2006 and 2005 was entirely related to Flight Options. Information about additions to goodwill is included in Note 3, Acquisitions and Divestitures.

Intangible assets subject to amortization consisted primarily of drawings and intellectual property totaling $57 million (net of $52 million of accumulated amortization) at December 31, 2006 and $50 million (net of $40 million of accumulated amortization) at December 31, 2005. Amortization expense is expected to approximate $11 million for each of the next five years.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we determine whether long-lived assets are to be held-for-use or held-for-disposal. Upon indication of possible impairment, we evaluate the recoverability of held-for-use long-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. In order for long-lived assets to be considered held-for-disposal, we must have committed to a plan to dispose of the assets. Once deemed held-for-disposal, the assets are stated at the lower of carrying amount or fair value.

Computer Software—Internal use computer software, which consists primarily of an integrated financial package, is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life, generally 10 years.

Investments—Investments, which are included in other assets, include equity ownership of 20% to 50% in unconsolidated affiliates and of less than 20% in other companies. Investments in unconsolidated affiliates, where our ownership is between 20% and 50%, are accounted for under the equity method. Investments in other companies with less than 20% ownership are stated at estimated fair value with unrealized gains and losses included in other comprehensive income (loss).

Advance Payments and Billings in Excess of Costs Incurred—We receive advances, performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Income—Comprehensive income and its components are presented in the statement of stockholders’ equity.

Accumulated other comprehensive income consisted of the following at December 31:

(In millions)	2006	2005
Unfunded projected benefit obligation(1)	$(2,607)	$—
Minimum pension liability(2)	—	(1,978)
Unrealized gains on interest-only strips	3	3
Interest rate lock	(1)	(1)
Foreign exchange translation	67	23
Cash flow hedges(3)	24	4
Unrealized loss on investments	—	(1)
Total	$(2,514)	$(1,950)
(1)	Includes $(98) million, net of tax benefits of $52 million, in 2006 related to pension plans included in the pending sale of Raytheon Aircraft.
(2)	Includes $(116) million, net of tax benefits of $62 million, in 2005 related to pension plans included in the pending sale of Raytheon Aircraft.
(3)	Includes $20 million, net of tax liabilities of $11 million, in 2006 related to Raytheon Aircraft.

As of December 31, 2006, we adopted Statement of Financial Accounting Standards No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), which changed the need to record a minimum pension liability and required us to record the unfunded projected benefit obligation. The unfunded projected benefit obligation is shown net of tax benefits of $1,403 million and the minimum pension liability is shown net of tax benefits of $1,065 million at December 31, 2006 and 2005, respectively. See further discussion of our adoption of SFAS No. 158 below. The unrealized gains on interest-only strips are shown net of tax liabilities of $2 million at December 31, 2006 and 2005. The interest rate lock is shown net of tax benefits of $1 million at December 31, 2006 and 2005. The cash flow hedges are shown net of tax liabilities of $13 million and $2 million at December 31, 2006 and 2005, respectively.

Translation of Foreign Currencies—Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Deferred taxes are not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings are considered to be permanently invested. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in 2006, 2005 and 2004 were not material.

Pension Costs—We have several pension and postretirement benefit plans covering the majority of employees, including certain employees in foreign countries. Annual charges to income are made for the cost of the plans, including current service costs, interest on projected benefit obligations and net amortization and deferrals, increased or reduced by the return on assets. We are required to fund annually, at a minimum, those pension costs which are calculated in accordance with Internal Revenue Service regulations and standards issued by the Cost Accounting Standards Board.

We adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) as of December 31, 2006. SFAS No. 158 requires us to recognize the funded status of a postretirement benefit plan (defined benefit pension and other benefits) as an asset or liability in our balance sheet. Funded status represents the difference between the projected benefit obligation of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as demographic or asset gains or losses and the impact of historical plan changes are included in accumulated other comprehensive income. Changes in these amounts in future years are adjusted as they occur through accumulated other comprehensive income. These amounts will be amortized and included in future pension expense over the average employee service period.

The adoption of SFAS No. 158 resulted in a $1.9 billion increase (from $2.3 billion to $4.2 billion) in accrued retiree benefits and other long-term liabilities and a corresponding $1.3 billion decrease, net of taxes, in accumulated other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

comprehensive income (loss) in stockholders’ equity. In addition, the intangible asset of $128 million previously established under SFAS No. 87 was eliminated. In accordance with SFAS No. 158, prior periods have not been restated.

Interest Rate and Foreign Currency Contracts—We meet our working capital requirements with a combination of variable rate short-term and fixed rate long-term financing. We enter into interest rate swap agreements or interest rate locks with commercial and investment banks to manage interest rates associated with our financing arrangements. We also enter into foreign currency forward contracts with commercial banks to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts. The hedges used by us are transaction driven and are directly related to a particular asset, liability or transaction for which a commitment is in place. These instruments are executed with credit-worthy institutions and the majority of the foreign currencies are denominated in currencies of major industrial countries. We do not hold or issue financial instruments for trading or speculative purposes.

Fair Value of Financial Instruments—The estimated fair value of certain financial instruments, including cash, cash equivalents and short-term debt approximates the carrying value due to their short maturities and varying interest rates. The estimated fair value of notes receivable approximates the carrying value based principally on the underlying interest rates and terms, maturities, collateral and credit status of the receivables. The estimated fair value of investments, other than those accounted for under the cost or equity method, are based on quoted market prices. The estimated fair value of long-term debt of approximately $4.2 billion at December 31, 2006 was based on quoted market prices.

Estimated fair values for financial instruments are based on pricing models using current market information. The amounts realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments.

Minority Interest—Our minority interest primarily relates to our investment in Thales-Raytheon Systems Co. Ltd., described in Note 7, Other Assets.

Employee Stock Plans—In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. There were no stock options granted in the twelve months ended December 31, 2006. In 2004, we also established the Long-Term Performance Plan (LTPP) which provides for restricted stock unit awards granted from the 2001 Stock Plan to our senior leadership.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment and related interpretations (SFAS No. 123R) using the modified prospective method and accordingly have not restated prior period results. SFAS No. 123R established the accounting for equity instruments exchanged for employee services. Under SFAS No. 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. SFAS No. 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity. In connection with the implementation of SFAS No. 123R, we elected the short-cut method in determining our additional paid-in capital pool of windfall benefits and the graded vesting method to amortize compensation expense over the service period. The impact of the adoption of SFAS No. 123R was not material.

Prior to the adoption of SFAS No. 123R, we accounted for stock options to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB No. 25). We also provided the disclosures required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures (SFAS No. 148). As a result, no expense was reflected in 2005 and 2004 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, stock-based compensation expense was recognized for restricted stock awards and the LTPP awards during such periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting Standards—In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 155 on our financial position and results of operations is not expected to be material.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (SFAS No. 156). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect, if any, of adopting SFAS No. 156 on our financial position and results of operations is not expected to be material.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We expect the impact of its adoption to be a charge of approximately $13 million in 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on our financial position and results of operations has not been finalized.

Risks and Uncertainties—We are engaged in supplying defense-related equipment to the U.S. and foreign governments, and are subject to certain business risks specific to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

Our consolidated financial statements are based on the application of generally accepted accounting principles which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. Future events and their effects can not be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2: Discontinued Operations

Income from discontinued operations consists of the following results from Raytheon Aircraft, Raytheon Engineers & Constructors businesses (RE&C) and Aircraft Integration Systems business (AIS):

	Pretax			After-tax
(In millions)	2006	2005	2004	2006	2005	2004
Raytheon Aircraft	$274	$187	$96	$181	$124	$65
RE&C	(6)	(41)	(42)	(4)	(50)	(48)
AIS	(1)	(33)	(23)	(1)	(21)	(15)
Total	$267	$113	$31	$176	$53	$2

No interest expense was allocated to discontinued operations for the years ended December 31, 2006, 2005 and 2004 since there was no debt specifically attributable to discontinued operations or required to be repaid with proceeds from the sale.

Raytheon Aircraft—In December 2006, we entered into a definitive agreement to sell Raytheon Aircraft Company for approximately $3.3 billion. The transaction, which is subject to customary conditions and regulatory approvals, is expected to close in the first half of 2007. We decided to explore strategic alternatives for Raytheon Aircraft, a provider of business and special mission aircraft, because, among other reasons, it did not address our core markets and had limited synergies with our government and defense businesses.

As a result of entering into the definitive agreement, we have reported Raytheon Aircraft as a discontinued operation in this Form 10-K in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Accordingly, our results of operations for all periods presented have been reclassified to reflect Raytheon Aircraft as a discontinued operation, and the assets and liabilities of Raytheon Aircraft have been reclassified as held for sale for all periods presented. We will retain certain obligations of Raytheon Aircraft after the sale, including environmental liabilities, product liability and certain U.K. pension benefits. In addition, we will retain a residual interest in certain receivables sold by Raytheon Aircraft through 2006. These assets and liabilities are included within the relevant account balances in our consolidated financial statements. Any future income statement activity related to these accounts will be included in discontinued operations.

The income from discontinued operations related to Raytheon Aircraft was as follows:

(In millions)	2006	2005	2004
Net sales	$2,983	$2,856	$2,420
Operating expenses	2,720	2,681	2,333
Income before taxes	274	187	96
Federal and foreign income taxes	93	63	31
Income from discontinued operations	$181	$124	$65

Revenue from aircraft sales are recognized at the time of physical delivery of the completed aircraft. Revenue from certain qualifying non-cancelable aircraft lease contracts is accounted for as sales-type leases. The present value of all payments, net of executory costs, are recorded as revenue, and the related costs of the aircraft are charged to cost of sales. Associated interest, using the interest method, is recorded over the term of the lease agreements. All other leases for aircraft are accounted for under the operating method wherein revenue is recorded as earned over the rental period. Service revenue is recognized ratably over contractual periods or as services are performed.

In connection with certain aircraft sales, we have offered trade-in incentives whereby the customer will receive a pre-determined trade-in value if they purchase another aircraft from the Company. The difference between the value of these trade-in incentives, the majority of which expire by the end of 2008, and the current estimated fair value of the underlying aircraft was approximately $1 million at December 31, 2006. There is a high degree of uncertainty inherent in the assessment of the likelihood and value of trade-in commitments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We use lot accounting for new commercial aircraft introductions at Raytheon Aircraft. Lot accounting involves selecting an initial lot size at the time a new aircraft begins to be delivered and measuring an average margin over the entire lot for each aircraft sold. The costs attributed to aircraft delivered are based on the estimated average margin of all aircraft in the lot and are determined under the learning curve concept, which anticipates a predictable decrease in unit costs from cost reduction initiatives and as tasks and production techniques become more efficient through repetition. Costs incurred on in-process and delivered aircraft in excess of the estimated average margin were included in assets held for sale and totaled $18 million and $67 million on Premier at December 31, 2006 and 2005, respectively, and $136 million and $112 million on Hawker 4000 at December 31, 2006 and 2005, respectively. Once the initial lot has been completed, the use of lot accounting is discontinued. We determine lot size based on several factors, including the size of firm backlog, the expected annual production on the aircraft and experience on similar new aircraft. The size of the initial lot for the Beechcraft Premier I is 200 units of which 166 units had been delivered at December 31, 2006. There was 23 units for the Premier in firm backlog of which 16 units are expected to be delivered from the initial lot. The size of the initial lot for the Hawker 4000 is 75 units and no units had been delivered at December 31, 2006. There was 81 units for the Hawker 4000 in firm backlog of which 41 units are expected to be delivered from the initial lot. At December 31, 2006, deferred costs of $13 million related to Premier and $89 million related to Hawker 4000 were not recoverable from existing firm orders.

General and program specific manufacturing equipment and tooling at Raytheon Aircraft are included in assets held for sale. There was $174 million and $191 million of program specific manufacturing equipment and tooling related to Premier and Hawker 4000 at December 31, 2006 and 2005, respectively.

The components of assets and liabilities related to Raytheon Aircraft were as follows at December 31:

(In millions)	2006	2005
Current assets	$1,771	$1,627
Noncurrent assets	525	746
Total assets	$2,296	$2,373
Current liabilities	$872	$740
Noncurrent liabilities	137	288
Total liabilities	$1,009	$1,028

Total assets consisted primarily of accounts receivable, net, of $165 million and $198 million, inventories of $1,426 million and $1,262 million and property, plant and equipment of $521 million and $539 million at December 31, 2006 and 2005, respectively. Total liabilities consisted primarily of advance payments and billings in excess of costs of $420 million and $334 million, accounts payable of $228 million and $149 million, accrued expenses of $186 million and $209 million and accrued retiree benefits and other long-term receivables of $137 million and $222 million at December 31, 2006 and 2005, respectively.

Raytheon Engineers & Constructors—In 2000, we sold RE&C to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, we were required to perform various contract and lease obligations under letters of credit, surety bonds and guarantees (Support Agreements) that it had provided to project owners and other parties.

We have since settled many of its Support Agreement obligations. For the remaining Support Agreement obligations, we have various risks and exposures, including warranty close out, various liquidated damages issues and potential adverse claims resolution.

In 2005 and 2004, we recorded after-tax charges of $23 million and $24 million, respectively, for an estimated liability for foreign tax-related matters. Although not expected to be material, additional losses on foreign tax-related matters could be recorded in the future as estimates are revised or the underlying matters are settled.

Other accrued expenses included net current liabilities for RE&C of $23 million and $33 million at December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Aircraft Integration Systems—In 2002, we sold AIS for $1,123 million, net, subject to purchase price adjustments. As part of the transaction, we retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete. In January 2006, a dispute regarding the AIS purchase price was resolved in arbitration and we recorded a pretax charge of $26 million in 2005 related to this settlement. In the first quarter of 2006, all liabilities related to the purchase price dispute were discharged.

Other accrued expenses included net current liabilities for AIS of $2 million and $16 million as of December 31, 2006 and 2005, respectively.

Note 3: Acquisitions and Divestitures

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

In March 2005, we paid the third and final installment of $60 million related to the 2003 acquisition of Solypsis Corporation.

In August 2005, we acquired UTD, Inc. for $39 million, net of cash received. We recorded $2 million of intangible assets and $36 million of goodwill (at Intelligence and Information Systems) in connection with this acquisition.

In 2004, we acquired Photon Research Associates Inc. for $42 million, net of cash received. In addition, we may be required to make certain performance-based incentive payments. Assets acquired were $7 million and liabilities assumed were $5 million. We also recorded $5 million of intangible assets and $35 million of goodwill (at Space and Airborne Systems) in connection with this acquisition.

In 2004, we sold our commercial infrared business for $43 million and recorded a pretax gain of $10 million which was included in other income.

Pro forma financial information has not been provided for these acquisitions as they are not material either individually or in the aggregate. In addition, we have entered into other acquisition and divestiture agreements in the normal course of business that have not been separately disclosed as they are not material.

In 2002, we formed a joint venture with Flight Options, Inc. whereby we contributed our Raytheon Travel Air fractional ownership business and loaned the new entity $20 million. In June 2003, we participated in a financial recapitalization of Flight Options LLC and exchanged certain Flight Options LLC debt for equity. In December 2005, we settled all disputes with the Flight Options LLC minority shareholders and acquired the minority shares for $28 million in cash and assumed liabilities and now own 100% of Flight Options LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4: Contracts in Process

Contracts in process consisted of the following at December 31, 2006:

(In millions)	Cost Type	Fixed Price	Total
U.S. government end-use contracts
Billed	$605	$243	$848
Unbilled	860	5,766	6,626
Less progress payments	—	(4,566)	(4,566)
	1,465	1,443	2,908
Other customers
Billed	36	178	214
Unbilled	23	770	793
Less progress payments	—	(315)	(315)
	59	633	692
Total	$1,524	$2,076	$3,600

Contracts in process consisted of the following at December 31, 2005:

(In millions)	Cost Type	Fixed Price	Total
U.S. government end-use contracts
Billed	$430	$163	$593
Unbilled	888	4,514	5,402
Less progress payments	—	(3,315)	(3,315)
	1,318	1,362	2,680
Other customers
Billed	24	136	160
Unbilled	7	1,081	1,088
Less progress payments	—	(487)	(487)
	31	730	761
Total	$1,349	$2,092	$3,441

The U.S. government has title to the assets related to unbilled amounts on contracts that provide for progress payments. Unbilled amounts are recorded under the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings or completion of the contract. Included in unbilled was $43 million which is expected to be collected outside of one year.

Included in contracts in process at December 31, 2006 and 2005 was $14 million and $27 million, respectively, related to claims on contracts, which were recorded at their estimated realizable value. We believe we have a legal basis for pursuing recovery of these claims and that collection is probable. The settlement of these amounts depends on individual circumstances and negotiations with the counterparty, therefore, the timing of the collection will vary, however no collections are expected to extend beyond one year.

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2006, retentions amounted to $73 million and are anticipated to be collected as follows: $54 million in 2007 and the balance thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5: Inventories

Inventories consisted of the following at December 31:

(In millions)	2006	2005
Finished goods	$170	$163
Work in process	229	248
Materials and purchased parts	88	49
Total	$487	$460

Inventories at Flight Options and Raytheon Airline Aviation Services totaled $175 million at December 31, 2006 and $141 million at December 31, 2005.

In certain instances we incur costs in advance of a contract award or funding. If we believe that the contract award or funding is probable, these precontract costs excluding any start-up costs, are capitalized in inventory. Capitalized precontract costs of $84 million and $128 million were included in inventory at December 31, 2006 and 2005, respectively.

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

(In millions)	2006	2005
Land	$85	$84
Buildings and leasehold improvements	2,047	1,848
Machinery and equipment	3,158	2,972
Equipment leased to others	111	121
	5,401	5,025
Less accumulated depreciation and amortization	(3,270)	(2,889)
Total	$2,131	$2,136

Depreciation expense was $292 million, $279 million and $287 million in 2006, 2005 and 2004, respectively. Accumulated depreciation of equipment leased to others was $33 million and $26 million at December 31, 2006 and 2005, respectively.

Future minimum lease payments from non-cancelable aircraft operating leases at Flight Options and Raytheon Airline Aviation Services which extend to 2018, amounted to $89 million at December 31, 2006 and were due as follows:

(In millions)
2007	$24
2008	16
2009	12
2010	9
2011	3
Thereafter	25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7: Other Assets

Other assets, net consisted of the following at December 31:

(In millions)	2006	2005
Long-term receivables
Due from customers in installments to 2015	$148	$251
Other, principally due through 2013	45	56
Sales-type leases, due in installments to 2015	8	3
Computer software, net	418	412
Pension-related intangible asset	—	147
Investments	161	146
Other noncurrent assets	808	653
Total	$1,588	$1,668

We provide long-term financing to our aircraft and fractional aircraft customers in which the underlying aircraft serve as collateral. We maintain reserves for estimated uncollectible aircraft-related long-term receivables. The balance of these reserves was $14 million and $13 million at December 31, 2006 and 2005, respectively. The reserves for estimated uncollectible aircraft-related long-term receivables represent our current estimate of future losses. We established these reserves based on an overall evaluation of identified risks. As a part of that evaluation, we considered certain specific receivables and factors including extended delinquency and requests for restructuring, among other things. Long-term receivables included commuter aircraft receivables of $155 million and $228 million at December 31, 2006 and 2005, respectively.

We accrue interest on aircraft-related long-term receivables in accordance with the terms of the underlying notes. When an aircraft-related long-term receivable is over 90 days past due, we generally stop accruing interest. At December 31, 2006, there were no aircraft-related long-term receivables on which we were not accruing interest. At December 31, 2005, there were $7 million of aircraft-related long-term receivables on which we were not accruing interest. Interest payments related to these receivables are credited to income when received. Once a past-due receivable has been brought current, we begin to accrue interest again. Interest deemed to be uncollectible is written off at the time the determination is made.

In 2004, we entered into an agreement to sell certain general aviation finance receivables, with the buyer assuming all servicing responsibilities. As part of the agreement, we retained a first loss deficiency guarantee of 7.5% of the receivable amount sold. In 2006, we did not sell any receivables under this agreement. In 2005 and 2004, $5 million and $37 million, respectively, of receivables were sold under the agreement, with no associated gain or loss. Also in 2006, 2005 and 2004, we sold $64 million, $18 million and $22 million, respectively, of general aviation finance and fractional share note receivables without any continuing involvement.

In 2006, we sold an undivided interest of general aviation finance receivables, while retaining a subordinated interest in and servicing rights to the receivables. We received proceeds of $67 million and recognized a gain of $1 million. We irrevocably, and without recourse, transferred the receivables to the qualifying special purpose entity (QSPE), formed in 2003, which in turn, issued beneficial interests in these receivables to a commercial paper conduit. The transaction involves a third party guarantee of the conduit investment. The assets of the QSPE are not available to pay the claims of the Company or any other entity. We retained a subordinated interest in the receivables sold of approximately 3%. The conduit obtained the funds to purchase the interest in the receivables, other than the retained interest, by selling commercial paper to third-party investors. We retained responsibility for the collection and administration of receivables. We continue to service the sold receivables and charge the third party conduit a monthly servicing fee at market rates.

We accounted for the sale under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The gain was determined at the date of transfer based upon the relative fair value of the assets sold and the interests retained. We estimated the fair value at the date of transfer and at December 31, 2006 and 2005 based on the present value of future expected cash flows using certain key

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assumptions, including collection period and a discount rate of 7.3%, 6.8% and 6.2%, respectively. At December 31, 2006, a 10 and 20% adverse change in the collection period and discount rate would not have a material effect on our financial position or results of operations.

At December 31, 2006 and 2005, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $173 million and $157 million, respectively, of which our subordinated retained interest was $60 million and $59 million, respectively, net and the fair value of the servicing liability was $1 million and the servicing asset was $2 million, respectively.

Computer software amortization expense was $71 million, $67 million and $56 million in 2006, 2005 and 2004, respectively. Accumulated amortization of computer software was $419 million and $360 million at December 31, 2006 and 2005, respectively.

Investments, which are included in other assets, consisted of the following at December 31:

(In millions)	2006 Ownership %	2006	2005
Equity method investments:
Thales-Raytheon Systems Co. Ltd.	50	$150	$102
HRL Laboratories, LLC	—	—	31
Other	various	7	6
		157	139
Other investments		4	7
Total		$161	$146

In 2001, we formed a joint venture, Thales-Raytheon Systems (TRS) that has two major operating subsidiaries, one of which we control and consolidate. TRS is a system of systems integrator and provides fully customized solutions through the integration of command and control centers, radars and communication networks. HRL Laboratories is a scientific research facility whose staff engages in the areas of space and defense technologies.

In 2006, we sold our investment in HRL Laboratories, LLC for $28 million and recorded a loss of $4 million in other (income) expense.

In addition, we have entered into certain joint ventures formed specifically to facilitate a teaming arrangement between two contractors for the benefit of the customer, generally the U.S. government, whereby we receive a subcontract from the joint venture in the joint venture’s capacity as prime contractor. Accordingly, we record the work we perform for the joint venture as an operating activity.

Certain joint ventures and equity and cost method investments are not listed separately in the table above as our investment in these entities is less than $5 million. Information for these joint ventures and investments has not been separately disclosed since they are not material either individually or in the aggregate. In general, we record our share of the income or loss in our equity method investments as a component of cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8: Notes Payable and Long-Term Debt

Notes payable and long-term debt consisted of the following at December 31:

(In millions)	2006	2005
Notes payable at a weighted-average interest rate of 6.36% for December 31, 2005	$—	$79
Current portion of long-term debt	687	—
Notes payable and current portion of long-term debt	687	79
Notes due 2007, 4.50%, redeemable at any time	119	118
Notes due 2007, 6.75%, redeemable at any time	568	562
Notes due 2008, 6.15%, redeemable at any time	308	309
Debentures due 2010, 6.00%, redeemable at any time	86	86
Notes due 2010, 6.55%, redeemable at any time	244	244
Notes due 2010, 8.30%, redeemable at any time	399	399
Notes due 2011, 4.85%, redeemable at any time	441	450
Notes due 2012, 5.50%, redeemable at any time	330	329
Notes due 2013, 5.375%, redeemable at any time	337	341
Debentures due 2018, 6.40%, redeemable at any time	337	337
Debentures due 2018, 6.75%, redeemable at any time	250	249
Debentures due 2027, 7.20%, redeemable at any time	362	361
Debentures due 2028, 7.00%, redeemable at any time	184	184
Less installments due within one year	(687)	—
Long-term debt	3,278	3,969
Subordinated notes payable	—	408
Total debt issued and outstanding	$3,965	$4,456

The notes and debentures redeemable at any time are at redemption prices equal to the present value of remaining principal and interest payments. Information about the subordinated notes payable is included in Note 9, Equity Security Units.

In 2005, we exercised our call rights to repurchase debentures with a par value of $196 million at a loss of $10 million pretax which was included in other expense.

In 2004, we repurchased long-term debt with a par value of $1,773 million at a loss of $100 million pretax which was included in other expense.

We enter into various interest rate swaps that correspond to a portion of our fixed-rate debt in order to effectively hedge interest rate risk. The $600 million notional value of the interest rate swaps that remained outstanding at December 31, 2006 effectively converted that portion of our total fixed-rate debt to variable-rate debt based on LIBOR.

The principal amounts of long-term debt were reduced by debt issue discounts of $58 million at December 31, 2006 and 2005, and interest rate hedging costs of $36 million at December 31, 2006 and 2005, on the date of issuance, and are reflected as follows at December 31:

(In millions)	2006	2005
Principal	$4,002	$4,013
Unamortized issue discounts	(19)	(23)
Unamortized interest rate hedging costs	(18)	(21)
Installments due within one year	(687)	—
Total	$3,278	$3,969

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate amounts of principal payments due on long-term debt for the next five years are:

(In millions)
2007	$687
2008	308
2009	—
2010	729
2011	441

We have a $2.2 billion bank revolving credit facility under which we can draw down on lines of credit and use the credit facility to support commercial paper or letters of credit that we may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of December 31, 2006 and December 31, 2005, there were no borrowings under the credit facilities. We had, however, approximately $70 million and $100 million of outstanding letters of credit at December 31, 2006 and 2005, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capitalization of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during 2006 and 2005, and expect to continue to be in compliance throughout 2007.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. In 2005, Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a $150 million committed multicurrency revolving credit facility. There were no borrowings under the facility at December 31, 2006 and $53 million at December 31, 2005. In addition, other uncommitted bank lines totaled $15 million and $6 million at December 31, 2006 and 2005, respectively. There were no amounts outstanding under these lines of credit at December 31, 2006 and 2005. Compensating balance arrangements are not material.

Total cash paid for interest on notes payable and long-term debt was $273 million, $310 million and $396 million in 2006, 2005 and 2004, respectively.

Note 9: Equity Security Units

In 2001, we issued 17,250,000, 8.25%, $50 par value equity security units. Each equity security unit consisted of a contract to purchase shares of our common stock on May 15, 2004 and a mandatorily redeemable equity security with a stated liquidation amount of $50 due on May 15, 2006. The mandatorily redeemable equity security represented preferred stock of RC Trust I (RCTI), a subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note. The subordinated notes have the same terms as the mandatorily redeemable equity security and represent an undivided interest in the assets of RCTI whose assets consist solely of subordinated notes issued by the Company.

In 2004, in accordance with the terms of the equity security units, we issued 27.0 million shares of common stock and received proceeds of $863 million. In 2004, subordinated notes with a par value of $481 million were repurchased at a loss of $32 million pretax, which was included in other expense. In 2006, $408 million of subordinated notes payable matured, which consisted of a payment of $382 million and a reduction in our investment in RCTI of $26 million. The contract required a quarterly distribution, which was recorded as a reduction to additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. Cash paid for the quarterly distribution on the contract was $4 million in 2004. The subordinated notes paid a quarterly distribution, which was included in interest expense, of 7.0% per year. Cash paid for the quarterly distribution on the subordinated notes was $27 million in 2005 and $47 million in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10: Stockholders’ Equity

The changes in shares of common stock outstanding were as follows:

(In thousands)
Balance at December 31, 2003	418,136
Issuance of common stock	29,472
Common stock plan activity	5,715
Treasury stock activity	(227)
Balance at December 31, 2004	453,096
Issuance of common stock	—
Common stock plan activity	4,589
Treasury stock activity	(11,312)
Balance at December 31, 2005	446,373
Issuance of common stock	—
Common stock plan activity	7,621
Treasury stock activity	(8,124)
Balance at December 31, 2006	445,870

On November 30, 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our common stock. This program was completed during 2006. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock commencing in 2006. We have repurchased 1.9 million shares of common stock for $88 million under this program. In December 2006, our Board of Directors, subject to the closing of our sale of Raytheon Aircraft, authorized an increase to our existing repurchase program of up to an additional $750 million of our outstanding common stock to our existing repurchase program.

We issued 2,325,000 shares of common stock in 2004 to fund the Company Match and Company Contributions, as described in Note 14, Pension and Other Employee Benefits. In addition, employee-directed 401(k) plan purchases (Employee Contributions) of our common stock fund were funded through the issuance of 134,000 shares of common stock in 2004.

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In thousands)	2006	2005	2004
Average common shares outstanding for basic EPS	441,751	446,958	438,149
Dilutive effect of stock options, restricted stock, LTPP and warrants	9,124	6,344	4,052
Shares for diluted EPS	450,875	453,302	442,201

Stock options to purchase 6.8 million, 16.5 million and 18.7 million shares of common stock outstanding at December 31, 2006, 2005 and 2004, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of our common stock during the respective years.

Stock options to purchase 18.8 million, 17.2 million and 19.5 million shares of common stock outstanding at December 31, 2006, 2005 and 2004, respectively, had exercise prices that were less than the average market price of our common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock, LTPP and warrants in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our Board of Directors is authorized to issue up to 200,000,000 shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by our Board of Directors.

As discussed in Commitments and Contingencies, the terms of the settlement of the securities class action lawsuit include the issuance of warrants for our stock with a stipulated value of $200 million. In June 2006, in connection with the settlement, we issued 12.0 million warrants with a strike price of $37.50 and a five-year term.

Note 11: Federal and Foreign Income Taxes

The provision for federal and foreign income taxes consisted of the following:

(In millions)	2006	2005	2004
Current income tax expense
Federal	$378	$388	$109
Foreign	19	20	7
Deferred income tax expense (benefit)
Federal	168	20	(7)
Foreign	16	7	—
Total	$581	$435	$109

The provision for state income taxes of $29 million, $8 million and $6 million in 2006, 2005 and 2004, respectively, was included in administrative and selling expenses.

The provision for income taxes differs from the U.S. statutory rate due to the following:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Extraterritorial income exclusion/foreign sales corporation tax benefit	(0.8)	(1.4)	(3.8)
Research and development tax credit	(0.3)	(1.2)	(0.9)
ESOP dividend deduction benefit	(0.8)	(1.0)	(2.6)
Domestic manufacturing deduction benefit	(0.6)	—	—
Foreign tax credit benefit	—	—	(6.6)
Non-deductible costs	1.4	1.5	1.8
Federal tax cost of repatriation under the American Jobs Creation Act	—	0.4	—
Other, net	0.5	1.4	(0.3)
Effective tax rate	34.4%	34.7%	22.6%

In 2006, 2005 and 2004, domestic income before taxes was $1,632 million, $1,177 million and $463 million, respectively, and foreign income before taxes was $56 million, $76 million and $20 million, respectively. Income reported for federal and foreign tax purposes differs from pretax income due to differences between U.S. Internal Revenue Code or foreign tax law requirements and our accounting practices. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. Total net cash payments were approximately $375 million, $56 million and $5 million in 2006, 2005 and 2004, respectively.

IRS examinations of our tax returns have been completed for years through 2002. We have protested to the IRS Appeals Division certain positions taken by the IRS examination team in the recently completed audit of years 1998 through 2002.

The IRS Appeals Division is in the process of completing its reports resolving various domestic and Foreign Sales Corporation (FSC) issues for years 1989 through 1997. The examination of our federal research tax credit refund claim for years 1984 through 1990 was completed in 2006 and we protested the results of the examination to the IRS Appeals Division.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We are actively engaged in discussions with the Appeals Division that could result in a settlement of the claim within the next 12 months. Such a settlement could have a material effect on our provision for income taxes and the results of operations in the period in which it occurs. Should no settlement be reached with the Appeals Division, the matter would proceed to litigation. We believe adequate provisions for all outstanding issues have been made for all open years.

Net amounts accrued for potential tax assessments totaled $230 million at December 31, 2006 which were recorded in non-current assets and non-current liabilities. Amounts accrued at December 31, 2005 totaled $247 million. Accruals and matters under consideration by the IRS or other tax authorities relate to U.S. federal tax matters and taxation of foreign earnings and include items such as the tax benefits from the FSC and Extraterritorial Income (ETI) regimes, the amount of research tax credits, allocation of income among various tax jurisdictions, issues related to various acquisitions and divestitures and various other federal and foreign tax issues. Amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) repealed and provided transitional relief for the ETI regime for transactions after December 31, 2004. The Jobs Creation Act also provides a deduction for income derived from qualifying domestic production activities that is phased in over the 2005 – 2010 period. The deduction is equal to 3% of qualifying income in 2005 and 2006, 6% in 2007, 2008 and 2009, and 9% thereafter. The Jobs Creation Act also extended the carryover period for foreign tax credits from 5 to 10 years and reinstated the research and development tax credit. We recorded a tax benefit of $42 million in 2004 primarily related to the extension of the carryover period.

In addition, the Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a deduction for certain dividends from controlled foreign corporations equivalent to 85% of the dividends received. We recorded a $5 million tax expense in 2005 in connection with a repatriation of $110 million completed pursuant to the Jobs Creation Act.

In December 2006 the Tax Relief and Health Care Act of 2006 was enacted. This legislation retroactively reinstated the research tax credit for 2006. As a result we recorded a discrete benefit of $6 million in the fourth quarter representing the benefit for the full year. The Tax Relief and Health Care Act of 2006 also extended and modified the research tax credit for 2007.

Deferred federal and foreign income taxes consisted of the following at December 31:

(In millions)	2006	2005
Current deferred tax assets (liabilities)
Other accrued expenses	$272	$290
Accrued salaries and wages	93	140
Contracts in process and inventories	(108)	(75)
Deferred federal and foreign income taxes—current	$257	$355
Noncurrent deferred tax assets (liabilities)
Net operating loss and tax credit carryforwards	$160	$279
Pension benefits	401	374
Other retiree benefits	510	176
Depreciation and amortization	(864)	(820)
Revenue on leases and other	(18)	(68)
Deferred federal and foreign income taxes—noncurrent	$189	$(59)

There were $3 million of taxes refundable included in prepaid expenses and other current assets at December 31, 2006 and 2005. Federal tax expense related to discontinued operations was $90 million, $60 million and $30 million in 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2006, we had foreign tax credit carryforwards of $65 million that expire in 2009 through 2015. We believe we will be able to utilize substantially all of these carryforwards over the next 4 to 5 years.

Note 12: Commitments and Contingencies

At December 31, 2006, we had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2007	$317
2008	270
2009	193
2010	144
2011	83
Thereafter	172

Rent expense in 2006, 2005 and 2004 was $284 million, $262 million and $250 million, respectively. In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

At December 31, 2006, we had commitments under an agreement to outsource a significant portion of our information technology function requiring minimum annual payments as follows:

(In millions)
2007	$68
2008	68
2009	68
2010	—
2011	—
Thereafter	—

We self-insure for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $50 million annually. Insurance is purchased from third parties to cover excess aggregate liability exposure from $50 million to $1.25 billion. This coverage also includes the excess of liability over $10 million per occurrence. The aircraft product liability reserve, which is not part of our pending sale of Raytheon Aircraft, was $22 million and $33 million at December 31, 2006 and 2005, respectively.

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $107 million. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $75 million before U.S. government recovery and had this amount accrued at December 31, 2006. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $47 million at December 31, 2006 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Environmental remediation costs expected to be incurred are:

(In millions)
2007	$22
2008	15
2009	10
2010	8
2011	6
Thereafter	46

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet our various bid, performance, warranty, retention and advance payment obligations and those of our affiliates. Approximately $311 million, $702 million and $120 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at December 31, 2006, respectively, and $312 million, $767 million and $78 million were outstanding at December 31, 2005, respectively. These instruments expire on various dates through 2015.

Included in guarantees and letters of credit above was $92 million and $157 million at December 31, 2006, respectively and $76 million and $183 million at December 31, 2005, respectively related to our joint venture in Thales-Raytheon Systems (TRS). Also, included in guarantees, letters of credit and surety bonds above was $83 million, $86 million and $11 million at December 31, 2006, respectively and $94 million, $56 million and $63 million at December 31, 2005, respectively related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

In the third quarter of 2006, we were informed by the Internal Revenue Service that it intends to conduct a federal excise tax audit at Flight Options, which we believe will cover our treatment of certain Flight Options customer fees and charges. We believe that an unfavorable outcome is not probable because, among other reasons, there is a reasonable basis for our position that federal excise tax does not apply to management fees charged to our customers and such position is consistent with industry practice. Nevertheless, the ultimate resolution of this matter is uncertain and difficult to predict and an unfavorable outcome could have a material effect on our results of operations.

In March 2006, pilots at Flight Options voted to be represented by the International Brotherhood of Teamsters. Flight Options is engaged in good faith negotiations with the union to reach a mutually acceptable labor agreement for its pilots. While the terms of any future labor agreement, if any, are presently indeterminable, such an agreement could result in changes in pilots’ wages, benefits and working conditions that may increase Flight Options’ operating costs and impact our competitive position in the fractional aircraft market.

The customers of Flight Options, in certain instances, have the contractual ability to require Flight Options to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $497 million and $575 million at December 31, 2006 and 2005, respectively.

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation and declining commercial aviation market conditions. At December 31, 2006 and December 31, 2005, our exposure on commuter aircraft assets held as inventory, collateral on notes or leased assets was approximately $325 million relating to 192 aircraft and approximately $475 million relating to 253 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian government were current at December 31, 2006.

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

In 2006, Technical Services recorded a profit adjustment related to certain program costs which may be deemed unrecoverable. Although not expected to be material, we may incur additional charges as we continue to assess and engage in discussions regarding the matter.

In June 2006, the Securities and Exchange Commission (the “SEC”) authorized the final settlement of a previously disclosed formal investigation into our disclosure and accounting practices, primarily related to the commuter aircraft business and the timing of revenue recognition at Raytheon Aircraft during the period from 1997 to 2001. The final settlement was consistent with the terms of our previously announced offer of settlement to the staff of the SEC made in April 2005. Under the final settlement, we, without admitting or denying any wrongdoing, paid a civil penalty of $12 million in September 2006 which was accrued in 2005, and consented to the entry of a cease and desist order with respect to violations of Sections 17(a)(2)-(3) of the Securities Act of 1933 and Sections 13(a) and 13(b)(2)(A)-(B) of the Securities Exchange Act of 1934, and related SEC rules. This settlement concluded the SEC’s investigation of this matter with respect to Raytheon.

In May 2006, international arbitration hearings commenced against us, as the successor to the Hughes Electronics defense business, in connection with certain claims brought in 2004 relating to an alleged 1995 Workshare Agreement. The asserted claims include breach of contract, intellectual property infringement and other related claims. The arbitrator’s liability decision on certain of the claims has been stayed while the parties engage in settlement discussions. The ultimate resolution of this matter, however, remains uncertain and difficult to predict. We believe that we have meritorious defenses to these claims and intend to continue to contest the claims vigorously. An adverse resolution of this matter could have a material effect on our results of operations.

In May 2004, without admitting any liability or wrongdoing, we reached an agreement to settle a securities class action lawsuit originally filed in 1999 on behalf of us and all individual defendants. The terms of the settlement included a cash payment of $210 million and the issuance of warrants for our common stock with a stipulated value of $200 million. In December 2004, the court approved the settlement, resolving all claims asserted against us and the individual defendants. In connection with the settlement, we recorded a charge of $329 million in 2004, of which $325 million was included in other expense, a $410 million accrued expense and an $85 million receivable for insurance proceeds primarily related to this settlement. In 2004, we paid $210 million into escrow in connection with the settlement. In 2005, the insurance receivable balance was paid in full. In June 2006, we issued 12,025,662 warrants to purchase our common stock at an exercise price of $37.50 per share, which expire on June 16, 2011. Upon issuance of the warrants, the charge for the settlement was reduced by $34 million and reflected in other (income) expense in 2006 to reflect the difference between the stipulated value of the warrants and the actual fair value of the warrants based on trading on the New York Stock Exchange on the date of issuance. The warrants are listed for trading on the NYSE under the symbol “RTN WS.”

In May 2003, two purported class action lawsuits were filed on behalf of participants in our savings and investment plans who invested in our common stock between August 19, 1999 and May 27, 2003. The two class action complaints are brought pursuant to the Employee Retirement Income Security Act of 1974 (ERISA). Both lawsuits are substantially similar and have been consolidated into a single action. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in our savings and investment plans who invested in our common stock since October 7, 1998. The Second Consolidated Amended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ERISA Complaint alleges that we, our Pension and Investment Group and our Investment Committee breached ERISA fiduciary duties by failing to: (1) prudently and loyally manage plan assets, (2) monitor the Pension and Investment Group and the Investment Committee and provide them with accurate information, (3) provide complete and accurate information to plan participants and beneficiaries and (4) avoid conflicts of interest. In October 2004, the defendants filed a motion to dismiss the Second Consolidated Amended ERISA Complaint. In September 2005, the court heard the motion to dismiss but declined to decide the motion subject to a trial on a statue of limitations issue which was scheduled for June 2006. In mediation with a federal magistrate in May 2006, the parties reached a tentative settlement. On June 23, 2006, a proposed settlement agreement was presented to the court for approval. On February 6, 2007, the court approved the settlement agreement. The settlement agreement requires us to pay $5.5 million, with part of that amount payable directly to our savings and investment plans, part payable directly to certain participants and beneficiaries and part payable for expenses. The court also approved an order requiring us to pay plaintiffs’ attorney fees of $1.5 million, as determined by a federal magistrate in September 2006. We recorded a charge of $7 million to other expense in 2006 in connection with this tentative settlement. The class for purposes of settlement consists of any person who was a participant or beneficiary at any time between October 7, 1998 and April 30, 2006, and whose plan accounts included investments in the Raytheon Common Stock Fund. If no appeal or request for reconsideration of the court’s February 6, 2007 orders is requested within 30 days, those orders will become final. Based on the approval of the settlement, the outcome of this matter is expected to be immaterial.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the ultimate liability or potential range of loss, if any, from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Note 13: Employee Stock Plans

We recorded $104 million, $60 million and $24 million of expense related to stock-based compensation in 2006, 2005 and 2004, respectively. We recorded $34 million, $21 million and $8 million as a tax benefit related to stock-based compensation in 2006, 2005 and 2004, respectively. At December 31, 2006, there was $143 million of compensation expense, related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.6 years.

Shares issued as a result of stock option exercise or conversion of restricted stock unit awards will be funded through treasury stock or through the issuance of new shares.

Restricted Stock

The 2001 Stock Plan provides for the award of restricted stock, restricted stock units and stock appreciation rights. The 1997 Nonemployee Directors Restricted Stock Plan provides for the award of restricted stock to nonemployee directors. Awards of restricted stock, restricted stock units and stock appreciation rights generally are made by the Management Development and Compensation Committee of our Board of Directors (MDCC) and are compensatory in nature. These awards vest over a specified period of time as determined by the MDCC, generally 4 years for employee awards and one year for nonemployee directors. Restricted stock awards entitle the recipient to full dividend and voting rights. Nonvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The fair value at the date of award of restricted stock is credited to common stock at par value and the excess is credited to additional paid-in capital. The fair value of restricted stock, calculated under the intrinsic value method at the date of award, is charged to income as compensation expense over the vesting period with a corresponding credit to common stock at par value and additional paid-in capital.

No further grants are allowed under the 2001 Stock Plan or the 1997 Nonemployee Directors Restricted Stock Plan after January 30, 2011 and November 25, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted stock activity for the three years ended December 31, 2006 was as follows:

(Share amounts in thousands)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2003	941	$31.40
Granted	1,875	35.08
Vested	(446)	35.37
Forfeited	(123)	24.92

Outstanding at December 31, 2004	2,247	34.04
Granted	2,099	39.04
Vested	(228)	31.19
Forfeited	(115)	35.56

Outstanding at December 31, 2005	4,003	36.78
Granted	2,240	46.67
Vested	(758)	34.28
Forfeited	(357)	39.10
Outstanding at December 31, 2006	5,128	$41.31

Long-Term Performance Plan

In 2004, we established the Long-Term Performance Plan (LTPP) which provides for restricted stock unit awards granted from the 2001 Stock Plan to our senior leadership. These awards vest when specific pre-established levels of performance are achieved at the end of a three-year performance cycle. The performance goals for both the 2004 – 2006 LTPP and the 2005 – 2007 LTPP are independent of each other and equally weighted, and are based on two metrics: free cash flow and total shareholder return (TSR) relative to a peer group. The performance goals for the 2006 – 2008 LTPP are independent of each other and based on three metrics: free cash flow, weighted at 50%, return on invested capital (ROIC), as defined, weighted at 25%, and TSR relative to a peer group, weighted at 25%. The ultimate award, which is determined at the end of each of the three-year performance cycles, can range from zero to 200% of the target award and also includes dividend equivalents which are not included in the table below. Compensation expense for the 2004 – 2006 and 2005 – 2007 awards is recognized over the performance period based on the intrinsic value method. In accordance with SFAS No. 123R, compensation expense for the 2006 – 2008 awards is recognized over the performance period based upon the value determined under the intrinsic value method for the free cash flow and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award. Compensation expense for the free cash flow and ROIC portions of the awards will be adjusted based upon the expected achievement of those performance goals. Prior to the adoption of SFAS No. 123R, we recorded compensation expense in accordance with APB No. 25.

LTPP activity related to the expected units for the three years ended December 31, 2006 was as follows:

(Unit amounts in thousands)	Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2003	—	$—
Granted	593	31.07
Forfeited	—	—

Outstanding at December 31, 2004	593	31.07
Granted	477	38.33
Forfeited	(23)	32.47

Outstanding at December 31, 2005	1,047	34.35
Granted	490	46.04
Increase related to expected performance	482	32.64
Forfeited	(153)	36.13
Outstanding at December 31, 2006	1,866	$36.83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The increase related to expected performance represents increases to awards based on the expected achievement of performance goals.

Stock Options

In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. There were no stock options granted in the twelve months ended December 31, 2006. Prior to the adoption of SFAS No. 123R, we accounted for stock options to employees in accordance with APB No. 25. We also provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148. As a result, no expense was reflected in 2005 and 2004 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, stock-based compensation expense was recognized for restricted stock awards and the LTPP awards during such periods.

The table below reflects our pro forma net income and earnings per share for the periods shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123 and SFAS No. 148.

(In millions except per share amounts)	2005	2004
Reported net income	$871	$417
Stock-based compensation expense included in reported net income, net of tax	39	16
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(72)	(71)
Pro forma net income	$838	$362
Reported basic earnings per share	$1.95	$0.95
Reported diluted earnings per share	1.92	0.94
Pro forma basic earnings per share	$1.87	$0.83
Pro forma diluted earnings per share	1.85	0.82

The weighted-average fair value of each stock option granted in the twelve months ended December 31, 2005 and 2004 was estimated as $8.44 and $8.70, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004
Expected life	4 years	4 years
Assumed annual dividend growth rate	5%	5%
Expected volatility	30%	30%
Assumed annual forfeiture rate	8%	8%

The expected life was determined based upon our prior experience. The expected volatility was determined using the Company’s and our peer-group’s historic volatility. The risk free interest rate (month-end yields on 4-year U.S. Treasury strips equivalent zero coupon) at the time of grant was 3.6% in 2005 and ranged from 2.4% to 3.6% in 2004. In accordance with SFAS No. 123R, we began expensing stock options in 2006 based upon the Black-Scholes values determined at the date of grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

options at an exercise price which was 100% of the fair value on the date of grant. All of these plans were approved by our stockholders. No further grants are allowed under the 1995 Stock Plan, 1991 Stock Plan or 1976 Stock Option Plan.

Stock options granted under our plans may generally be exercised in their entirety from 1 to 6 years after the date of grant. Incentive stock options terminate 10 years from the date of grant and become exercisable to a maximum of $100,000 per year if granted after December 31, 1986. Nonqualified stock options terminate 11 years from the date of grant in connection with the 1991 Stock Option Plan, 10 years if issued in connection with the 1995 Stock Option Plan or as determined by the MDCC if issued under the 2001 Stock Plan.

Proceeds from the exercise of stock options are credited to common stock at par value and the excess is credited to additional paid-in capital.

Stock option activity for the three years ended December 31, 2006 was as follows:

(Share amounts in thousands)	Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2003	46,086	$39.27		$(425)
Granted	609	33.71
Exercised	(3,825)	34.77
Forfeited or expired	(4,726)	39.46
Outstanding at December 31, 2004	38,144	39.61		(30)
Granted	53	36.69
Exercised	(2,674)	27.07
Forfeited or expired	(1,838)	46.91
Outstanding at December 31, 2005	33,685	40.20		(2)
Granted	—	—
Exercised	(5,791)	30.94
Forfeited or expired	(2,356)	50.57
Outstanding at December 31, 2006	25,538	$41.34	4.1	$293
Vested and nonvested expected to vest at December 31, 2006	25,490	$41.36	4.1	$292
Exercisable at December 31, 2006	24,934	$41.56	4.0	$280

The total intrinsic value of options exercised in the years ended December 31, 2006, 2005 and 2004 was $87 million, $32 million and $34 million, respectively.

Stock option activity related to nonvested shares for the year ended December 31, 2006 was as follows:

(Share amounts in thousands)	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	3,315	$8.77
Vested	(2,638)	8.76
Forfeited	(72)	7.67
Nonvested at December 31, 2006	605	$8.95

The total fair value of shares vested during the year ended December 31, 2006, 2005 and 2004 was $23 million, $54 million and $82 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There were 41.5 million and 47.8 million additional shares of common stock (including shares held in treasury) authorized for stock option, restricted stock and restricted stock unit awards under our stock plans at December 31, 2006 and December 31, 2005, respectively.

The following tables summarize information about stock options outstanding and exercisable at December 31, 2006:

(Share amounts in thousands)	Options Outstanding
Exercise Price Range	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$18.19 to $29.92	6,822	4.0	$26.13
$30.00 to $39.21	5,451	6.0	$32.10
$40.13 to $48.97	6,626	4.9	$44.59
$51.06 to $59.44	3,532	1.2	$54.98
$67.66 to $73.78	3,107	2.5	$68.49
Total	25,538	4.1	$41.34

(Share amounts in thousands)	Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price
$18.19 to $29.92	6,639	$26.04
$30.00 to $39.21	5,030	$31.99
$40.13 to $48.97	6,626	$44.59
$51.06 to $59.44	3,532	$54.98
$67.66 to $73.78	3,107	$68.49
Total	24,934	$41.56

Shares exercisable at the corresponding weighted-average exercise price at December 31, 2006, 2005 and 2004, were 24.9 million at $41.56, 30.4 million at $41.14 and 30.0 million at $40.81, respectively.

Note 14: Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). In addition to providing pension benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits). Substantially all of our U.S. employees may become eligible for the Other Benefits.

We adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) as of December 31, 2006. SFAS No. 158 requires us to recognize the funded status of a postretirement benefit plan (defined benefit pension and other benefits) as an asset or liability in our balance sheet. Funded status represents the difference between the projected benefit liability obligation of the plan and the market value of the plan’s assets. Previously unrecognized amounts such as demographic or asset gains or losses and the impact of historical plan changes are now included in accumulated other comprehensive income (loss) under SFAS No. 158. Changes in these amounts in future years are adjusted as they occur through accumulated other comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following shows the incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheets at December 31, 2006:

(In millions)	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158
Assets held for sale	$2,295	$1	$2,296
Deferred federal and foreign income taxes	(508)	697	189
Other assets, net	1,716	(128)	1,588
Total Assets	24,921	570	25,491
Liabilities held for sale	963	46	1,009
Accrued retiree benefits and other noncurrent liabilities	2,370	1,862	4,232
Total Liabilities	12,317	1,908	14,225
Accumulated other comprehensive income (loss)	(1,176)	(1,338)	(2,514)
Total stockholders’ equity	12,439	(1,338)	11,101

Effective January 1, 2004, we changed the measurement date for our Pension Benefits and Other Benefits plans from October 31 to December 31. This change in measurement date was accounted for as a change in accounting principle. The cumulative effect of this change in accounting principle was a gain of $53 million pretax for Pension Benefits and a gain of $10 million pretax for Other Benefits. Using our year end as the measurement date for Pension Benefits and Other Benefit plans more appropriately reflects the plans’ financial status for the years then ended. In 2004, the total cumulative effect of the change in accounting principle was a gain of $63 million pretax, $41 million after-tax, or $0.09 per basic and diluted share. There was no adjustment to income from continuing operations for all periods presented as a result of this change in accounting principle.

The following adjusts reported net income and basic and diluted earnings per share (EPS) as if the change in accounting principle had been applied prior to the periods presented:

(In millions except per share amounts)	2006	2005	2004
Reported net income	$1,283	$871	$417
Change in accounting principle, net of tax	—	—	(41)
Adjusted net income	$1,283	$871	$376
Reported basic EPS	$2.90	$1.95	$0.95
Change in accounting principle, net of tax	—	—	(0.09)
Adjusted basic EPS	$2.90	$1.95	$0.86
Reported diluted EPS	$2.85	$1.92	$0.94
Change in accounting principle, net of tax	—	—	(0.09)
Adjusted diluted EPS	$2.85	$1.92	$0.85

The strategic asset allocation of our domestic Pension Benefits and Other Benefits plans is diversified with an average and moderate level of risk consisting of investments in equity securities (including domestic and international equities and our common stock), debt securities, real estate and other areas such as private equity and cash. We seek to produce a return on investment over the long-term commensurate with levels of investment risk which are prudent and reasonable given the prevailing capital market expectations. Policy range allocations are 50 to 75% for equity securities, 20 to 40% for debt securities, 2 to 7% for real estate and 2 to 17% for other areas. The long-term return on asset assumption for our domestic Pension Benefits and Other Benefits plans for 2007 is 8.75%. The long-term return on asset assumption for our domestic Pension Benefits plans was 8.75% in 2006, 2005 and 2004. The long-term return on asset assumption for our Other Benefits plans was 8.75% in 2006 and 2005 and 7.75% in 2004. To develop the expected long-term rate of return on asset assumptions, we considered the current level of expected returns on risk free investments, the historical level of the risk premium associated with the other asset classes in which we have invested domestic Pension Benefits and Other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Benefits plan assets and the expectations for future returns of each asset class. Since our investment policy is to employ active management strategies in all asset classes, the potential exists to outperform the broader markets; therefore, the expected returns were adjusted upward. The expected return for each asset class was then weighted based on the target asset allocation to develop the long-term return on asset assumptions.

The long-term return on asset assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our Pension Benefits plans.

The tables below detail assets by category for our domestic and foreign Pension Benefits and Other Benefits plans. These assets consist primarily of publicly-traded equity securities and publicly-traded fixed income securities.

Pension Benefits Asset Information	Percent of Plan Assets at
December 31:	2006	2005
Asset categories
Equity securities	68%	66%
Debt securities	22	21
Real estate	4	3
Other	6	10
Total	100%	100%

Other Benefits Asset Information	Percent of Plan Assets at
December 31:	2006	2005
Asset categories
Equity securities	70%	81%
Debt securities	19	13
Real estate	—	—
Other	11	6
Total	100%	100%

The tables below provide a reconciliation of benefit obligations, plan assets, funded status and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Change in Benefit Obligation	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Benefit obligation at beginning of year	$15,511	$14,164	$1,217	$1,326
Service cost	407	363	14	14
Interest cost	883	788	65	73
Plan participants’ contributions	26	28	51	71
Amendments	—	1	—	—
Actuarial loss (gain)	260	1,090	(210)	(95)
Foreign exchange	84	(68)	—	—
Benefits paid	(953)	(852)	(125)	(172)
Net transfer in/(out)	3	(3)	—	—
Benefit obligation at end of year	$16,221	$15,511	$1,012	$1,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The benefit obligation for our domestic and foreign Pension Benefits plans was $15,467 million and $754 million, respectively, at December 31, 2006 and $14,856 million and $655 million, respectively, at December 31, 2005.

Change in Plan Assets	Pension Benefits		Other Benefits
(In millions)	2006	2005	2006	2005
Fair value of plan assets at beginning of year	$11,866	$10,764	$470	$438
Actual return on plan assets	1,870	1,502	54	36
Company contributions	557	470	63	97
Plan participants’ contributions	26	28	51	71
Foreign exchange	57	(43)	—	—
Benefits paid	(953)	(852)	(125)	(172)
Net transfer in (out)	3	(3)	—	—
Fair value of plan assets at end of year	$13,426	$11,866	$513	$470

The fair value of plan assets for our domestic and foreign Pension Benefits plans was $12,901 million and $525 million, respectively, at December 31, 2006 and $11,432 million and $434 million, respectively, at December 31, 2005.

Funded Status	Pension Benefits		Other Benefits
(In millions) December 31:	2006	2005	2006	2005
Funded status	$(2,795)	$(3,645)	$(499)	$(747)
Unrecognized actuarial loss (gain)	—	4,883	—	426
Unrecognized transition obligation (asset)	—	—	—	34
Unrecognized prior service cost (credit)	—	123	—	(275)
Net amount recognized	$(2,795)	$1,361	$(499)	$(562)

The table above reconciles the difference between the benefit obligation and the fair value of plan assets to the amounts recorded on our balance sheet at December 31, 2005 due to unamortized items that upon adoption of SFAS No. 158 are now recognized on our balance sheet at December 31, 2006.

Funded Status – amounts recognized on the balance sheet	Pension Benefits		Other Benefits
(In millions) December 31:	2006	2005	2006	2005
For years prior to the adoption of the provisions of SFAS No. 158:
Prepaid benefit cost	$—	$648	$—	$62
Accrued benefit liability	—	(2,299)	—	(624)
Intangible asset	—	147	—	—
Accumulated other comprehensive loss (income)	—	2,865	—	—

For years after the adoption of the provisions of SFAS No. 158:
Noncurrent assets	499	—	28	—
Current liabilities	(33)	—	(22)	—
Noncurrent liabilities	(3,261)	—	(505)	—
Net amount recognized	$(2,795)	$1,361	$(499)	$(562)

Amounts recognized after the adoption of the provisions of SFAS No. 158:	Pension Benefits		Other Benefits
(In millions) December 31:	2006	2005	2006	2005
Accumulated other comprehensive income (loss):
Initial net asset (obligation)	$—	$—	$(27)	$—
Prior service credit (cost)	(109)	—	223	—
Net gain (loss)	(3,768)	—	(179)	—
Accumulated other comprehensive income (loss)	$(3,877)	$—	$17	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amounts in accumulated other comprehensive income at December 31, 2006 expected to be recognized as components of net periodic benefit cost in 2007 are as follows:

Adjustment to accumulated other comprehensive income (loss)	Pension Benefits	Other Benefits
(In millions) December 31:	2006	2006
Net gain (loss)	$(392)	$(7)
Transition asset (obligation)	—	(7)
Prior service credit (cost)	(15)	52
Total	$(407)	$38

Weighted-Average Year-End Benefit Obligation Assumptions	Pension Benefits		Other Benefits
December 31:	2006	2005	2006	2005
Discount rate	5.95%	5.71%	5.75%	5.75%
Rate of compensation increase	4.49%	4.48%	4.50%	4.50%
Health care trend rate in the next year			9.00%	9.95%
Gradually declining to an ultimate trend rate of			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2015	2015

Our foreign Pension Benefits plan assumptions have been included in the table above.

The tables below outline the components of net periodic benefit cost and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Components of Net Periodic Benefit Cost	Pension Benefits
(In millions)	2006	2005	2004
Service cost	$407	$363	$319
Interest cost	883	788	775
Expected return on plan assets	(972)	(870)	(826)
Amortization of transition asset	—	—	—
Amortization of prior service cost	15	15	15
Recognized net actuarial loss	494	466	406
Loss due to curtailments/settlements	—	1	—
Net periodic benefit cost	$827	$763	$689

Net periodic benefit cost also includes expense from foreign Pension Benefits plans of $31 million in 2006, $31 million in 2005 and $32 million in 2004.

Components of Net Periodic Benefit Cost	Other Benefits
(In millions)	2006	2005	2004
Service cost	$14	$14	$15
Interest cost	65	73	92
Expected return on plan assets	(40)	(37)	(30)
Amortization of transition obligation	8	7	17
Amortization of prior service cost	(52)	(52)	(51)
Recognized net actuarial loss	22	33	48
Net periodic benefit cost	$17	$38	$91

Weighted-Average Net Periodic Benefit Cost Assumptions	Pension Benefits
	2006	2005	2004
Discount rate	5.71%	5.74%	6.22%
Expected return on plan assets	8.64%	8.66%	8.67%
Rate of compensation increase	4.48%	4.49%	4.49%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-Average Net Periodic Benefit Cost Assumptions	Other Benefits
	2006	2005	2004
Discount rate	5.75%	5.75%	6.25%
Expected return on plan assets	8.75%	8.75%	7.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Health care trend rate in the next year	9.95%	11.80%	12.80%
Gradually declining to an ultimate trend rate of	5.00%	5.00%	5.75%
Year that the rate reaches ultimate trend rate	2015	2015	2014

The effect of a 1% increase or (decrease) in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is $3 million or $(2) million, respectively, and for the accumulated postretirement benefit obligation is $26 million or $(32) million, respectively.

The projected benefit obligation and fair value of plan assets for Pension Benefits plans with projected benefit obligations in excess of plan assets were $15,053 million and $11,789 million, respectively, at December 31, 2006, and $14,312 million and $10,387 million, respectively, at December 31, 2005.

The accumulated benefit obligation and fair value of plan assets for Pension Benefits plans with accumulated benefit obligations in excess of plan assets were $13,318 million and $11,747 million, respectively, at December 31, 2006 and $12,658 million and $10,359 million, respectively, at December 31, 2005. The accumulated benefit obligation for all Pension Benefits plans was $14,483 million and $13,841 million at December 31, 2006 and 2005, respectively.

We expect total contributions (required and discretionary) to the Pension Benefits and Other Benefits plans to be approximately $815 million and $45 million, respectively, in 2007.

The table below reflects the total Pension Benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefits payments reflect our portion only.

(In millions)	Pension Benefits	Other Benefits
2007	$986	$76
2008	1,007	74
2009	1,019	75
2010	1,006	75
2011	991	76
2012-2016	5,659	388

We also maintain additional contractual pension benefits agreements for our top executive officers. The liability was $28 million and $25 million at December 31, 2006 and 2005, respectively.

On December 8, 2003, Medicare reform legislation (the “Medicare Legislation”) was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. Since our post retirement benefit programs do not provide any prescription drug benefits to retirees, the legislation does not apply to our plans.

We maintain an employee stock ownership plan (ESOP) which includes our 401(k) plan (defined contribution plan), under which covered employees are allowed to contribute up to a specific percentage of their pay. The Company matches the employee’s contribution, up to a maximum of generally between 3 and 4% of the employee’s pay (Company Match). Prior to January 1, 2005, the Company Match was made through a contribution to the Company stock fund. Effective January 1, 2005, the Company Match was invested in the same way as employee contributions. Total expense for the Company Match was $189 million, $190 million and $171 million in 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prior to January 1, 2005, we made an annual contribution to our common stock fund of approximately one-half of one percent of salaries and wages, subject to certain limitations, of most U.S. salaried and hourly employees (Company Contributions). Effective January 1, 2005, we discontinued the annual contribution to our common stock fund. The contribution for 2005 was made in April 2006. Total expense for the Company Contributions was $1 million, $25 million and $23 million and the number of shares allocated to participant accounts was 18,000, 660,000 and 762,000 in 2006, 2005 and 2004, respectively.

We purchased shares on the open market for the Company Match and Company Contributions in 2006 and 2005. We funded a portion of the Company Match and Company Contributions in 2004 and through the issuance of common stock.

At December 31, 2006, there was $10.3 billion invested in our defined contribution plan. At December 31, 2006, there was $1.9 billion invested in our common stock fund, over which there are no restrictions, effective July 1, 2006.

Note 15: Business Segment Reporting

Reportable segments, which are organized based on capabilities and technologies, include: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services, together with our Other category.

Integrated Defense Systems provides ballistic missile defense, naval and maritime and homeland security solutions.

Intelligence and Information Systems provides integrated ground systems for signal and image intelligence and weather and climate systems, command and control solutions for air/space platforms, operations, maintenance and engineering (OM&E) services and information technology and homeland security solutions.

Missile Systems provides a broad range of weapon systems, including missiles, smart munitions, projectiles, kinetic kill vehicles and directed energy effectors.

Network Centric Systems provides net-centric mission solutions for networked sensors, command and control communications, air traffic management and homeland security.

Space and Airborne Systems provides integrated systems and solutions for advanced missions including surveillance and reconnaissance, precision engagement, unmanned aerial operations, special force operations and space.

Technical Services provides technology solutions for defense, federal government and commercial customers worldwide, specializing in counter-proliferation and counter-terrorism, base and range operations, customized engineering and manufacturing services and mission support.

We also have three other business segments consisting of Flight Options LLC, Raytheon Airline Aviation Services LLC and Raytheon Professional Services LLC, which we combine and disclose in the Other category.

Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes certain Company-wide accruals and intersegment sales and profit eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment financial results were as follows:

Net Sales (In millions)	2006	2005	2004
Integrated Defense Systems	$4,220	$3,807	$3,456
Intelligence and Information Systems	2,560	2,509	2,334
Missile Systems	4,503	4,124	3,844
Network Centric Systems	3,561	3,205	3,050
Space and Airborne Systems	4,319	4,175	4,068
Technical Services	2,049	1,980	1,987
Other	828	781	675
Corporate and Eliminations	(1,749)	(1,543)	(1,589)
Total	$20,291	$19,038	$17,825

Intersegment sales in 2006, 2005 and 2004, respectively, were $89 million, $101 million and $133 million for Integrated Defense Systems, $23 million, $37 million and $41 million for Intelligence and Information Systems, $29 million, $25 million and $16 million for Missile Systems, $414 million, $396 million and $444 million for Network Centric Systems, $561 million, $477 million and $428 million for Space and Airborne Systems, and $627 million, $534 million and $527 million for Technical Services.

Operating Income (In millions)	2006	2005	2004
Integrated Defense Systems	$691	$548	$417
Intelligence and Information Systems	234	229	203
Missile Systems	479	431	436
Network Centric Systems	379	333	269
Space and Airborne Systems604	604	606	568
Technical Services	147	146	148
Other	(94)	(123)	(31)
FAS/CAS Pension Adjustment	(362)	(448)	(457)
Corporate and Eliminations	(238)	(210)	(252)
Total	$1,840	$1,512	$1,301

Intersegment operating income in 2006, 2005 and 2004, respectively, were $7 million, $7 million and $10 million for Integrated Defense Systems, $2 million, $4 million and $3 million for Intelligence and Information Systems, $2 million, $2 million and $1 million for Missile Systems, $34 million, $35 million and $36 million for Network Centric Systems, $51 million, $46 million and $41 million for Space and Airborne Systems, and $57 million, $51 million and $47 million for Technical Services.

Included in intersegment operating income was a FAS/CAS income (expense) adjustment to our other postretirement benefit plans. In 2006, 2005 and 2004, respectively, this amount was ($5) million, ($5) million and ($21) million for Integrated Defense Systems, $2 million, $1 million and ($6) million for Intelligence and Information Systems, $15 million, $15 million and $14 million for Missile Systems, $6 million, $7 million and ($5) million for Network Centric Systems, $24 million, $24 million and $19 million for Space and Airborne Systems, and $3 million, $4 million and ($1) million for Technical Services.

Also included in operating income in 2006 was an $8 million benefit at Flight Options and a corresponding charge at Corporate related to a credit issued to Flight Options by Raytheon Aircraft in connection with the assumption by Flight Options of certain infrastructure and personnel related to the maintenance services previously provided by Raytheon Aircraft to Flight Options. We expect that this quarterly credit arrangement will continue through the second quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reconciles operating income to income from continuing operations before taxes:

	2006	2005	2004
Operating income	$1,840	$1,512	$1,301
Non-operating expense, net	(152)	(259)	(818)
Income from continuing operations before taxes	$1,688	$1,253	$483

Capital Expenditures (In millions)	2006	2005	2004
Integrated Defense Systems	$78	$67	$61
Intelligence and Information Systems	22	50	33
Missile Systems	45	39	47
Network Centric Systems	53	54	61
Space and Airborne Systems	82	75	77
Technical Services	5	7	12
Other	2	4	20
Corporate	8	2	6
Total	$295	$298	$317

Depreciation and Amortization (In millions)	2006	2005	2004
Integrated Defense Systems	$63	$53	$57
Intelligence and Information Systems	29	30	31
Missile Systems	45	37	46
Network Centric Systems	57	61	62
Space and Airborne Systems	82	87	81
Technical Services	13	16	9
Other	18	20	19
Corporate	66	54	44
Total	$373	$358	$349

Identifiable Assets (In millions) December 31:	2006	2005
Integrated Defense Systems	$1,761	$1,783
Intelligence and Information Systems	1,946	1,923
Missile Systems	4,770	4,716
Network Centric Systems	3,731	3,609
Space and Airborne Systems	4,271	4,210
Technical Services	1,361	1,290
Other	1,045	1,223
Corporate	4,310	3,254
Discontinued Operations	2,296	2,373
Total	$25,491	$24,381

Net Sales by Geographic Areas (In millions)	United States	Asia/ Pacific	All Other (Principally Europe)	Total
Net sales
2006	$16,601	$1,676	$2,014	$20,291
2005	15,653	1,355	2,030	19,038
2004	14,549	1,191	2,085	17,825

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The country of destination was used to attribute sales to either United States or Outside United States (including foreign military sales through the U.S. government of $1.3 billion, $1.1 billion and $1.0 billion in 2006, 2005 and 2004, respectively). Sales to major customers in 2006, 2005 and 2004 were: U.S. government, including foreign military sales, $17,016 million, $15,709 million and $14,568 million, respectively, including U.S. Department of Defense, $15,610 million, $14,272 million and $13,220 million, respectively.

Long-lived Assets by Geographic Areas (in millions)	United States	All Other (Principally Europe)	Total
December 31, 2006	$4,128	$307	$4,435
December 31, 2005	4,216	298	4,514

Note 16: Quarterly Operating Results (Unaudited)

(In millions except per share amounts and stock prices)
2006(3)	First	Second	Third	Fourth
Net sales	$4,660	$4,973	$4,936	$5,722
Gross margin	853	941	889	1,043
Income from continuing operations	272	276	267	292
Net income	287	310	321	365
Earnings per share from continuing operations(1)
Basic	$0.61	$0.62	$0.60	$0.66
Diluted	0.61	0.61	0.59	0.65
Earnings per share(1)
Basic	0.65	0.70	0.73	0.83
Diluted	0.64	0.69	0.71	0.81
Cash dividends per share
Declared(2)	—	0.24	0.48	0.24
Paid	0.22	0.24	0.24	0.24
Common stock prices
High	$45.99	$47.27	$47.90	$53.86
Low	39.99	42.95	43.56	47.73

2005(3)	First	Second	Third	Fourth
Net sales	$4,502	$4,722	$4,690	$5,124
Gross margin	754	816	777	885
Income from continuing operations	188	200	199	231
Net income	166	201	228	276
Earnings per share from continuing operations(1)
Basic	$0.42	$0.45	$0.45	$0.52
Diluted	0.41	0.44	0.44	0.51
Earnings per share(1)
Basic	0.37	0.45	0.51	0.62
Diluted	0.36	0.44	0.50	0.61
Cash dividends per share
Declared	0.22	0.22	0.22	0.22
Paid	0.20	0.22	0.22	0.22
Common stock prices
High	$39.19	$39.69	$39.83	$40.21
Low	36.41	36.54	36.99	36.34
(1)	Earnings per share are computed independently for each of the quarters presented, therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
(2)

On June 29, 2006 our Board of Directors approved a quarterly dividend of $0.24 per share. As the approval occurred after the end of the second quarter, the dividend was recorded in the third quarter of 2006. In addition, on September 22, 2006 our Board of Directors approved a quarterly dividend of $0.24 per share, which was also recorded in the third quarter of 2006.

(3)	All periods presented have been reclassified to show Raytheon Aircraft as a discontinued operation as a result of entering into a definitive agreement in 2006 to sell Raytheon Aircraft.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17: Financial Instruments

At December 31, 2006, we recorded forward exchange contracts designated as cash flow hedges at their fair value. Unrealized gains of $44 million were included in noncurrent assets and unrealized losses of $39 million were included in current liabilities. Unrealized gains of $31 million were included in assets held for sale related to discontinued operations. The offset was included in other comprehensive income, net of tax, of which approximately $3 million of net unrealized losses are expected to be reclassified to earnings related to continuing operations over the next twelve months as the underlying transactions mature and $16 million of net unrealized gains are expected to be reclassified to earnings related to discontinued operations upon the sale of Raytheon Aircraft. Gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying assets or liabilities being hedged. The maturity dates of the forward exchange contracts outstanding at December 31, 2006 extend through 2017. Certain immaterial contracts were not designated as effective hedges and therefore were included in other expense. The amount charged to other expense related to these contracts was less than $1 million in 2006, 2005 and 2004.

We enter into interest rate swaps, as described in Note 8: Notes Payable and Long-Term Debt. These interest rate swaps were designated as fair value hedges. There was no hedge ineffectiveness in 2006, 2005 or 2004.

Major currencies and the approximate amounts associated with foreign exchange contracts consisted of the following at December 31:

	2006		2005
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$696	$297	$725	$483
Canadian Dollars	219	41	180	24
European Euros	113	9	94	25
Australian Dollars	34	6	69	31
Norwegian Kroner	10	—	10	1
Swiss Francs	3	1	8	6
Omani Rial	1	4	1	10
Arab Emirates Dirham	1	2	20	29
All other	5	—	2	—
Total	$1,082	$360	$1,109	$609

Included in the table above are amounts associated with foreign exchange contracts to buy British Pounds of $408 million at 2006 and to buy and sell British Pounds of $338 million and $10 million, respectively at 2005 related to discontinued operations.

Buy amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign exchange contracts that do not involve U.S. dollars have been converted to U.S. dollars for disclosure purposes.

Foreign currency forward contracts, used to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts, have maturities at various dates through 2017 as follows: $897 million in 2007, $417 million in 2008, $43 million in 2009, $25 million in 2010, and $60 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 18: Other Income and Expense

The components of other (income) expense, net were as follows:

(In millions)	2006	2005	2004
Securities class action lawsuit adjustment	$(34)	$—	$—
Sale of the Space Imaging investment	(24)	—	—
Tentative ERISA lawsuit settlement	7	—	—
Loss on sale of HRL investment	4	—	—
Gain on sale of investments	—	(45)	—
Securities and Exchange Commission settlement offer	—	12	—
Loss on repurchases of long-term debt and subordinated notes payable	—	10	132
Securities class action lawsuit settlement	—	—	325
Gain on sale of commercial infrared business	—	—	(10)
Gain on sale of aviation support business	—	—	(4)
Other	3	11	(7)
Total	$(44)	$(12)	$436

In January 2006, substantially all of the assets of Space Imaging LLC (in which we had an investment) were sold. In connection with this sale, we received proceeds of approximately $24 million and recorded a gain for the same amount in other (income) expense.

In 2005, we sold our investment in Indra ATM S.L., a Spanish joint venture for $59 million and recorded a gain of $45 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a– 15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of December 31, 2006.

Conclusion of Evaluation

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006 were effective.

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

Evaluation of Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Attestation report of the Independent Registered Public Accounting Firm—Management’s assessment of the effectiveness of Raytheon’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of our Board of Directors is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained after Part I of this Form 10-K. Information regarding Section 16(a) compliance is contained in our definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our definitive proxy statement under the caption “The Board of Directors and Board Committees” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our code of ethics is contained in our definitive proxy statement for the 2007 Meeting of Stockholders under the caption “Corporate Governance—Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board of Directors since we described the procedures in our definitive proxy statement for the 2006 annual meeting of stockholders. Information regarding the procedures is contained in our definitive proxy statement for the 2007 annual meeting of stockholders under the caption “Corporate Governance—Director Nomination Process.”

ITEM 11. EXECUTIVE COMPENSATION

This information is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Executive Compensation,” including “Compensation Discussion and Analysis,” “The Board of Directors and Board Committees—Director Compensation,” “The Board of Directors and Board Committees—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and for directors and executive officers is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is contained in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Independent Auditors: Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1) The following financial statements of Raytheon Company, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Five Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 22, 2007 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2006, 2005 and 2004 and on the Company’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 is included in Item 8 of this Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 to this report on Form 10-K.

(2) List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(b)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Raytheon Company Restated Certificate of Incorporation, restated as of April 2, 2002, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-85648, is hereby incorporated by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Raytheon Company, amended as of May 5, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.

3.3	Raytheon Company Amended and Restated By-Laws, amended as of October 11, 2006, filed as an exhibit to the Company’s current Report on Form 8-K filed October 13, 2006, is hereby incorporated by reference.

4.1	Indenture relating to Senior Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.2	Indenture relating to Subordinated Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.3	Supplemental Indenture dated as of December 17, 1997 between Raytheon Company and The Bank of New York, Trustee filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

4.4	Second Supplemental Indenture, dated as of May 9, 2001, between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

4.5	Form of Senior Debt Securities, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.6	Form of Subordinated Debt Securities, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333- 58474, is hereby incorporated by reference.

4.7	Certificate of Trust of RC Trust I, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.8	Amended and Restated Declaration of Trust of RC Trust I, dated as of May 9, 2001, among Raytheon Company, The Bank of New York as initial Property Trustee, The Bank of New York (Delaware) as initial Delaware Trustee, and the Regular Trustee including the Form of Preferred Security Attached as Exhibit A, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

4.9	Agreement of Resignation, Appointment and Acceptance, dated April 1, 2005, between Raytheon Company and The Bank of New York appointing Successor Trustee, Paying Agent and Registrar in connection with certain securities originally authorized and issued under the Indenture dated as of July 3, 1995, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

4.10	Agreement of Resignation, Appointment and Acceptance, dated April 1, 2005, between Raytheon Company and The Bank of New York appointing Successor Trustee, Paying Agent and Registrar in connection with the 8.25% Equity Security Units originally authorized and issued under the Indenture dated as of July 3, 1995 and the Second Supplemental Indenture dated as of May 9, 2001, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

4.11	Warrant Agreement dated May 10, 2006 between Raytheon Company and American Stock Transfer & Trust Company, as warrant agent, filed as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2006, is hereby incorporated by reference.

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company on a consolidated basis.
The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Raytheon Company 1991 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.2	Raytheon Company 1995 Stock Option Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.3	Raytheon Company 2001 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.4	Plan for Granting Stock Options in Substitution for Stock Options Granted by Texas Instruments Incorporated, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.5	Plan for Granting Stock Options in Substitution for Stock Options Granted by Hughes Electronics Corporation, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.6	Raytheon Company 1997 Nonemployee Directors Restricted Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.7	Raytheon Company Deferral Plan for Directors, filed as an exhibit to the former Company’s Registration Statement on Form S-8, File No. 333-22969, is hereby incorporated by reference.

10.8	Raytheon Company Excess Savings Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-56117, as amended by Post-Effective Amendment No. 1, File No. 333-52536, is hereby incorporated by reference.

10.9	Raytheon Company Excess Pension Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended on December 31, 2004, is hereby incorporated by reference.

10.10	Raytheon Company Supplemental Executive Retirement Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.11	Raytheon Company Deferred Compensation Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-56117, as amended by Post-Effective Amendment No. 1, File No. 333-52536, is hereby incorporated by reference.

10.12	Form of Nonqualified Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.13	Form of Incentive Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.14	Form of Incentive Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.15	Form of Nonqualified Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.16	Form of Restricted Stock Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.17	Form of Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.18	Form of 2005 Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

10.19	Form of 2005 Restricted Stock Unit Award Agreement for non-U.S. employees under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, is hereby incorporated by reference.

10.20	Form of Restricted Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.

10.21	Form of Change in Control Severance Agreement between the Company and each of the following executive officers (providing for benefits in the event of a qualified termination upon a change in control of three times base salary and bonus): Thomas M. Culligan, Bryan J. Even, Louise L. Francesconi, Michael D. Keebaugh, Keith J. Peden, Colin Schottlaender, James E. Schuster, Daniel L. Smith, Jay B. Stephens and William H. Swanson, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.22	Form of Change in Control Severance Agreement between the Company and each of the following executive officers (providing for benefits in the event of a qualified termination upon a change in control of two times base salary and bonus): Charles E. Franklin, Richard A. Goglia, Lawrence J. Harrington, John D. Harris, Jon Jones, Biggs C. Porter, Rebecca R. Rhoads and Pamela Wickham, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.23	Letter Agreement between Raytheon Company and William H. Swanson, filed as an exhibit to the Company’s Current Report on Form 8-K filed April 24, 2003, is hereby incorporated by reference.

10.24	Transition Agreement between Raytheon Company and Daniel P. Burnham, filed as an exhibit to the Company’s Current Report on Form 8-K filed April 24, 2003, is hereby incorporated by reference.

10.25	Employment Agreement between Raytheon Company and Edward S. Pliner, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.26	Employment Agreement between Raytheon Company and Keith J. Peden, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.27	Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, is hereby incorporated by reference.

10.28	Amendment dated October 22, 2003 to the Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.29	Employment Agreement between Raytheon Company and Thomas M. Culligan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.30	Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.31	Amendment dated November 18, 2002 to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.32	Amendment to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.33	Letter Agreement dated March 4, 2005 between Raytheon Company and Pamela A. Wickham, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 25, 2005, is hereby incorporated by reference.

10.34	Transition Agreement dated December 14, 2005 between Raytheon Company and Gregory S. Shelton, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2005, is hereby incorporated by reference.

10.35	Summary of Executive Severance and Change in Control Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.36	Summary of Executive Perquisites Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.37	Summary of Key Employee Relocation Arrangement, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 25, 2005, is hereby incorporated by reference.

10.38	Summary of Non-Employee Director Compensation, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005, is hereby incorporated by reference.

10.39	Summary of 2006 Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2005, is hereby incorporated by reference.

10.40	$2.2 Billion Five-Year Competitive Advance and Revolving Credit Facility dated as of March 24, 2005 among Raytheon Company, as the Borrower, the lenders named therein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc. and Credit Suisse First Boston, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 29, 2005, is hereby incorporated by reference.

10.41	Guarantee Agreement, dated as of May 9, 2001, between Raytheon Company and The Bank of New York as initial Guarantee Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

10.42	Settlement Agreement between Raytheon Company, Raytheon Engineers and Constructors International, Inc. and Washington Group International, Inc. dated January 23, 2002, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.43	Fifth Amended and Restated Purchase and Sale Agreement between General Aviation Receivables Corporation, Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Credit Corporation, Receivables Capital Corporation and Bank of America, N.A., dated September 1, 2003, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference.

10.44	Letter Agreement dated February 21, 2006 between Raytheon Company and David C. Wajsgras, filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2006, is hereby incorporated by reference.

10.45	Letter Agreement dated March 2, 2006 between Raytheon Company and Taylor W. Lawrence, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 6, 2006, is hereby incorporated by reference.

10.46	Summary of the Long-Term Performance Plan dated January 24, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.47	Form of Raytheon Company Performance Share Award Agreement under the Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.48	Agreement dated August 1, 2006 between Raytheon Company and James E. Schuster, filed as an exhibit to the Company’s Current Report on Form 8-K filed August 1, 2006, is hereby incorporated by reference.

10.49	Summary of the Raytheon Company Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.50	Summary of the Raytheon Company Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.51	Stock Purchase Agreement by and among, Hawker Beechcraft Corporation, Greenbulb Limited, Raytheon Company, Raytheon Aircraft Holdings, Inc. and Raytheon Aircraft Services Limited dated as of December 20, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 22, 2006, is hereby incorporated by reference.

12	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges for the year ended December 31, 2006.*

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

(Exhibits marked with two asterisks (**) are deemed to be furnished and not filed.)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYTHEON COMPANY

/s/ Michael J. Wood
Michael J. Wood Vice President and Chief Accounting Officer

Dated: February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ William H. Swanson William H. Swanson	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2007

/s/ David C. Wajsgras David C. Wajsgras	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2007

/s/ Michael J. Wood Michael J. Wood	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2007

/s/ Barbara M. Barrett Barbara M. Barrett	Director	February 22, 2007

/s/ Vernon E. Clark Vernon E. Clark	Director	February 22, 2007

/s/ Ferdinand Colloredo-Mansfeld Ferdinand Colloredo-Mansfeld	Director	February 22, 2007

/s/ John M. Deutch John M. Deutch	Director	February 22, 2007

/s/ Frederic M. Poses Frederic M. Poses	Director	February 22, 2007

/s/ Michael C. Ruettgers Michael C. Ruettgers	Director	February 22, 2007

/s/ Ronald L. Skates Ronald L. Skates	Director	February 22, 2007

/s/ William R. Spivey William R. Spivey	Director	February 22, 2007

/s/ Linda G. Stuntz Linda G. Stuntz	Director	February 22, 2007