Form 10-Q
period 2007-03-25
RAYTHEON CO/
filed 2007-04-25
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2007.

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

Number of shares of Common Stock outstanding as of April 13, 2007: 443,856,000.

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 25, 2007	Dec. 31, 2006
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$1,660	$2,460
Accounts receivable, less allowance for doubtful accounts	174	178
Contracts in process	3,895	3,600
Inventories	499	487
Deferred federal and foreign income taxes	240	257
Prepaid expenses and other current assets	233	239
Assets held for sale	2,398	2,296

Total current assets	9,099	9,517
Property, plant and equipment, net	2,105	2,131
Goodwill	11,539	11,539
Deferred federal and foreign income taxes	230	189
Other assets, net	2,110	2,115

Total assets	$25,083	$25,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$686	$687
Advance payments and billings in excess of costs incurred	1,947	1,962
Accounts payable	833	920
Accrued salaries and wages	757	944
Other accrued expenses	1,196	1,193
Liabilities held for sale	1,018	1,009

Total current liabilities	6,437	6,715
Accrued retiree benefits and other long-term liabilities	3,973	4,232
Long-term debt	3,283	3,278

Commitments and contingencies (note 10)

Minority interest	179	165

Stockholders’ equity	11,211	11,101

Total liabilities and stockholders’ equity	$25,083	$25,491

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions except per share amounts)
Net sales	$4,928	$4,660

Cost of sales	3,981	3,807
Administrative and selling expenses	340	319
Research and development expenses	97	101

Total operating expenses	4,418	4,227

Operating income	510	433

Interest expense	60	69
Interest income	(28)	(21)
Other expense (income), net	3	(26)

Non-operating expense, net	35	22

Income from continuing operations before taxes	475	411
Federal and foreign income taxes	161	139

Income from continuing operations	314	272
Income from discontinued operations, net of tax	32	15

Net income	$346	$287

Earnings per share from continuing operations
Basic	$0.71	$0.61
Diluted	$0.69	$0.61

Earnings per share from discontinued operations
Basic	$0.07	$0.03
Diluted	$0.07	$0.03

Earnings per share
Basic	$0.78	$0.65
Diluted	$0.76	$0.64

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions)
Cash flows from operating activities
Net income	$346	$287
Less: Income from discontinued operations, net of tax	(32)	(15)

Income from continuing operations	314	272
Adjustments to reconcile income from continuing operations to net cash used in operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	89	88
Deferred federal and foreign income taxes	67	122
Net gain on sales of operating units and investments	—	(21)
Decrease in accounts receivable	4	25
Change in contracts in process and advance payments and billings in excess of costs incurred	(311)	(356)
Increase in inventories	(17)	(43)
Decrease in prepaid expenses and other current assets	6	33
Decrease in accounts payable	(87)	—
Decrease in accrued salaries and wages	(187)	(168)
Decrease in other accrued expenses	(78)	(8)
Change in income taxes payable	(45)	13
Origination of financing receivables	—	(8)
Collection of financing receivables not sold	21	24
Sale of financing receivables	—	29
Pension and other adjustments, net	(155)	(50)

Net cash used in operating activities from continuing operations	(379)	(48)
Net cash (used in) provided by operating activities from discontinued operations	(37)	28

Net cash used in operating activities	(416)	(20)

Cash flows from investing activities
Expenditures for property, plant and equipment	(39)	(35)
Proceeds from sales of property, plant and equipment	1	—
Capitalized expenditures for internal use software	(15)	(4)
Increase in other assets	(1)	—
Payment for purchase of acquired companies, net of cash received	—	(47)
Proceeds related to sales of operating units and investments	—	22

Net cash used in investing activities from continuing operations	(54)	(64)
Net cash used in investing activities from discontinued operations	(27)	(9)

Net cash used in investing activities	(81)	(73)

Cash flows from financing activities
Dividends paid	(107)	(98)
Increase (decrease) in short-term debt and other notes	3	(32)
Repurchase of common stock	(275)	(102)
Proceeds under common stock plans	61	55
Tax benefit from stock-based awards	15	11

Net cash used in financing activities from continuing operations	(303)	(166)
Net cash provided by financing activities from discontinued operations	—	1

Net cash used in financing activities	(303)	(165)

Net decrease in cash and cash equivalents	(800)	(258)
Cash and cash equivalents at beginning of year	2,460	1,202

Cash and cash equivalents at end of period	$1,660	$944

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAYTHEON COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Raytheon Company have been prepared on substantially the same basis as our annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), have been condensed or omitted. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for the interim periods in accordance with GAAP and with the instructions to Form 10-Q in Article 10 of Regulation S-X. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. As discussed in more detail below in Note 9, Discontinued Operations, and elsewhere in this Quarterly Report on Form 10-Q, in December 2006, we entered into a definitive agreement to sell our wholly-owned subsidiary, Raytheon Aircraft Company (Raytheon Aircraft). Accordingly, Raytheon Aircraft is presented as a discontinued operation in this Form 10-Q. On March 26, 2007, subsequent to the first fiscal quarter, we completed the sale of Raytheon Aircraft. Certain prior year amounts have been reclassified to conform to the current year presentation. As used in this report, the terms “we,” “us,” “our,” “Raytheon,” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

2.	Inventories

Inventories consisted of the following at:

	March 25, 2007	Dec. 31, 2006
	(In millions)
Finished goods	$172	$170
Work in process	236	229
Materials and purchased parts	91	88

Total	$499	$487

Inventories at Flight Options LLC and Raytheon Airline Aviation Services LLC totaled $176 million at March 25, 2007 and $175 million at December 31, 2006. Inventories at the government and defense businesses include component parts, materials and in certain instances, costs incurred in advance of contract award or funding. If we determine that the contract award or funding is probable, these precontract costs, excluding any start-up costs, are capitalized in inventory. Capitalized precontract costs of $90 million and $84 million were included in inventory at March 25, 2007 and December 31, 2006, respectively.

3.	Product Warranty

Activity related to warranty accruals was as follows:

	Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions)
Balance at beginning of period	$34	$29
Provisions for warranties	4	1
Warranty services provided	(2)	(4)

Balance at end of period	$36	$26

Costs incurred under warranty provisions performed under long-term contracts using the cost-to-cost measure of progress are accounted for as contract costs and excluded from the table above, as the estimation of these costs is an integral part of the determination of the pricing of those long-term contracts.

4.	Stockholders’ Equity

Stockholders’ equity consisted of the following at:

	March 25, 2007	Dec. 31, 2006
	(In millions)
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	5	5
Additional paid-in capital	10,220	10,097
Accumulated other comprehensive loss	(2,450)	(2,514)
Treasury stock, at cost	(1,113)	(816)
Retained earnings	4,549	4,329

Total	$11,211	$11,101

In the three months ended March 25, 2007, we repurchased 5.1 million shares of our common stock for $275 million versus 2.4 million shares for $102 million in the three months ended March 26, 2006, under our stock repurchase programs. As of March 25, 2007, we had $387 million available under our remaining stock repurchase program. In December 2006, our Board of Directors authorized an increase to our remaining stock repurchase program of up to an additional $750 million of our outstanding common stock, which was subject to the closing of our sale of Raytheon Aircraft and is not reflected in the $387 million above.

We declared a dividend of $0.255 per share in the three months ended March 25, 2007. There was no dividend declared in the three months ended March 26, 2006, as our Board of Directors declared the first quarter dividend in the second quarter of 2006. In March 2007, our Board of Directors authorized the increase to the annual dividend rate from $0.96 to $1.02 per share. Dividends are subject to approval by our Board of Directors.

In the three months ended March 25, 2007 and March 26, 2006, we issued 3.3 million and 2.0 million shares of common stock, respectively, in connection with stock plan activity.

The changes in shares of common stock outstanding were as follows:

(In millions)
Balance at December 31, 2006	445.9
Stock plan activity	3.3
Treasury stock activity	(5.5)

Balance at March 25, 2007	443.7

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
	March 25, 2007	March 26, 2006
	(In thousands)
Average common shares outstanding for basic EPS	441,005	442,336
Dilutive effect of stock options, restricted stock and LTPP	8,994	6,506
Dilutive effect of warrants	3,532	—

Shares for diluted EPS	453,531	448,842

Stock options to purchase 5.6 million and 15.9 million shares of common stock outstanding in the three months ended March 25, 2007 and March 26, 2006, respectively, did not affect the computation of diluted EPS, as the exercise prices for these options were greater than the average market price of our common stock during the respective periods.

In the three months ended June 25, 2006, we issued 12,025,662 warrants to purchase our common stock in connection with our settlement of a securities class action lawsuit. These warrants were issued with an exercise price of $37.50 per share and have been included in the calculation of diluted shares for the three months ended March 25, 2007.

In the three months ended March 25, 2007, 943,349 shares of common stock were issued in connection with the vesting of the 2004-2006 Long-Term Performance Plan (LTPP) awards. In addition, we granted the 2007-2009 LTPP awards with an aggregate target award of 435,800 units. The goals under these awards are independent of each other and based on three metrics: return on invested capital, weighted at 50%, total shareholder return relative to a peer group, weighted at 25%, and free cash flow, weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200 percent of the target award, and also includes dividend equivalents which are not included in the number above.

The components of other comprehensive income (loss) generally include foreign currency translation adjustments, unfunded projected benefit obligation, and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions)
Net income	$346	$287
Other comprehensive income (loss):
Amortization of unfunded projected benefit obligation	63	—
Other	1	(3)

Total other comprehensive income (loss)	64	(3)

Comprehensive income	$410	$284

5.	Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

IRS examinations of our tax returns have been completed for years through 2002, and IRS examinations of our tax returns for the 2003 through 2005 years began in March 2007. Reports by the IRS Appeals Division (Appeals) involving various domestic and Foreign Sales Corporation issues for years 1989 through 1997 are awaiting review by the Joint Committee on Taxation. We have protested to Appeals certain proposed adjustments primarily involving benefits under the Foreign Sales Corporation and Extraterritorial Income export regimes for years 1998 through 2002. Our 1984 through 1990 federal research credit refund claim also remains under consideration at Appeals. We are also under audit by a number of state tax authorities but do not expect any significant amounts to be asserted from such audits. State tax liabilities will be adjusted to account for changes in federal taxable income for years 1989 through 2002, as well as any adjustments in subsequent years, as those years are ultimately resolved with the IRS.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $13 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The balance of the unrecognized tax benefits at adoption, exclusive of interest, is $500 million, of which $409 million would affect earnings if recognized. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We recognize interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. As of January 1, 2007, we had approximately $60 million of interest accrued related to unrecognized tax benefits, which, net of the federal tax benefit, is approximately $39 million.

It is reasonably possible that within the next 12 months the Company and the IRS will resolve some or all of the matters presently under consideration at Appeals, including the federal research credit refund claim and Foreign Sales Corporation/Extraterritorial Income regime issues, in which case we could record a reduction in our tax expense up to $180 million.

The provision for state income taxes is generally accounted for as deferred contract costs and included in contracts in process until allocated to our contracts, as these costs can generally be recovered through the pricing of products and services to the U.S. government. There are no significant unrecognized state tax benefits.

6.	Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). In addition to providing Pension Benefits, we provide certain healthcare and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The table below outlines the components of net periodic benefit cost of our domestic and foreign Pension Benefits plans:

	Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions)
Service cost	$110	$98
Interest cost	234	215
Expected return on plan assets	(275)	(243)
Amortization of prior service cost	3	4
Recognized net actuarial loss	98	115

Net periodic benefit cost	$170	$189

Our net periodic benefit cost includes expense from foreign Pension Benefits plans of $7 million and $8 million in the three months ended March 25, 2007 and March 26, 2006, respectively.

The table below outlines the components of net periodic benefit (income) cost of our domestic and foreign Other Benefits plans:

	Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions)
Service cost	$3	$3
Interest cost	14	17
Expected return on plan assets	(11)	(10)
Amortization of transition asset	2	2
Amortization of prior service cost	(13)	(13)
Recognized net actuarial loss	2	6

Net periodic benefit (income) cost	$(3)	$5

Under Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R), any previously unrecognized deferred amounts, such as demographic or asset gains or losses and the impact of historical plan changes, are included in accumulated other comprehensive income (loss). These amounts are amortized from accumulated other comprehensive income (loss) to net periodic benefit expense.

We plan to make both discretionary and required contributions to the Pension Benefits and Other Benefits plans of approximately $815 million and $45 million, respectively, in 2007. In the three months ended March 25, 2007 and March 26, 2006, we contributed approximately $450 million and $270 million, respectively, to these plans.

7.	Business Segment Reporting

Reportable segments, which are organized based on capabilities and technologies, include: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, and Technical Services, together with our Other category, which consists of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC (RAAS) and Raytheon Professional Services LLC. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee or other agreed terms, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes certain Company-wide accruals and intersegment sales and profit eliminations.

Effective January 1, 2007, the composition of Technical Services’s internal organization was changed to exclude the Media Solutions business, which now reports directly to Integrated Defense Systems and Space and Airborne Systems. Media Solutions generated inter-company revenue primarily from Integrated Defense Systems and Space and Airborne Systems in prior periods. Prior period segment results were revised to reflect this reorganization for Technical Services and the corresponding amount in intersegment eliminations.

The table below outlines Technical Services’s revised results for the four quarters of 2006:

	Technical Services Revised
	Net Sales	Operating Income
Three Months Ended	(In millions)
March 26, 2006	$450	$31
June 25, 2006	466	30
September 24, 2006	500	35
December 31, 2006	594	46

Full Year 2006	$2,010	$142

Segment financial results were as follows:

	Net Sales Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions)
Integrated Defense Systems	$1,092	$963
Intelligence and Information Systems	588	611
Missile Systems	1,140	989
Network Centric Systems	929	791
Space and Airborne Systems	964	1,018
Technical Services	426	450
Other	181	190
Corporate and Eliminations	(392)	(352)

Total	$4,928	$4,660

Intersegment sales in the three months ended March 25, 2007 and March 26, 2006, respectively, were $23 million and $20 million for Integrated Defense Systems, $6 million and $1 million for Intelligence and Information Systems, $8 million and $6 million for Missile Systems, $92 million and $84 million for Network Centric Systems, $131 million and $116 million for Space and Airborne Systems, and $126 million and $126 million for Technical Services. Intersegment sales in the three months ended March 25, 2007 were $4 million for Other.

	Operating Income Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions)
Integrated Defense Systems	$199	$158
Intelligence and Information Systems	55	55
Missile Systems	120	110
Network Centric Systems	117	84
Space and Airborne Systems	129	145
Technical Services	21	31
Other	(8)	(13)
FAS/CAS Pension Adjustment	(62)	(85)
Corporate and Eliminations	(61)	(52)

Total	$510	$433

Intersegment operating income in the three months ended March 25, 2007 and March 26, 2006, respectively, was $2 million and $2 million for Integrated Defense Systems, $1 million and $1 million for Intelligence and Information Systems, $7 million and $7 million for Network Centric Systems, $12 million and $9 million for Space and Airborne Systems, and $11 million and $10 million for Technical Services.

	Identifiable Assets
	March 25, 2007	Dec. 31, 2006
	(In millions)
Integrated Defense Systems	$1,735	$1,761
Intelligence and Information Systems	2,000	1,946
Missile Systems	4,908	4,770
Network Centric Systems	3,793	3,731
Space and Airborne Systems	4,403	4,271
Technical Services	1,295	1,361
Other	1,045	1,045
Corporate	3,506	4,310
Discontinued Operations	2,398	2,296

Total	$25,083	$25,491

8.	Other Expense (Income), net

The components of other expense (income), net were as follows:

	Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions)
Sale of the Space Imaging investment	$—	$(21)
Other	3	(5)

Total	$3	$(26)

9.	Discontinued Operations

Income from discontinued operations consisted of the following results from Raytheon Aircraft and Raytheon Engineers & Constructors businesses (RE&C):

	Three Months Ended
	Pretax		After-tax
	March 25, 2007	March 26, 2006	March 25, 2007	March 26, 2006
	(In millions)
Raytheon Aircraft	$44	$26	$29	$17
RE&C	4	(3)	3	(2)

Total	$48	$23	$32	$15

No interest expense was allocated to discontinued operations for the three months ended March 25, 2007 and March 26, 2006 since there was no debt specifically attributable to discontinued operations or required to be repaid with proceeds from the sale.

Raytheon Aircraft— On March 26, 2007, subsequent to the end of the first fiscal quarter, we completed the sale of Raytheon Aircraft to Hawker Beechcraft Inc., a new company formed by GS Capital Partners, an affiliate of Goldman Sachs, and Onex Partners, for approximately $3.3 billion in gross proceeds. The purchase price remains subject to post-closing adjustments in accordance with the stock purchase agreement. We expect to record a net after-tax gain of approximately $1 billion in the three months ended June 24, 2007 based upon the preliminary purchase price.

As a result of entering into the definitive agreement to sell Raytheon Aircraft in December 2006, we have reported Raytheon Aircraft as a discontinued operation in this Form 10-Q in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, our results of operations for all periods presented have been reclassified to reflect Raytheon Aircraft as a discontinued operation, and the assets and liabilities of Raytheon Aircraft have been reclassified as held for sale for all periods presented. We retained certain obligations of Raytheon Aircraft after the sale, including certain environmental liabilities, product liability and certain U.K. pension benefits. In addition, we retained a residual interest in certain receivables sold by Raytheon Aircraft through 2006. These assets and liabilities are included within the relevant account balances in our condensed consolidated financial statements. Any future income statement activity related to these accounts will be included in discontinued operations.

The key components of income from discontinued operations related to Raytheon Aircraft were as follows:

	Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions)
Net sales	$642	$492
Operating expenses	588	471
Income before taxes	44	26
Federal and foreign income taxes	15	9
Income from discontinued operations	29	17

The key components of assets and liabilities related to Raytheon Aircraft consisted of the following at:

	March 25, 2007	Dec. 31, 2006
	(In millions)
Current assets	$1,842	$1,771
Noncurrent assets	556	525

Total assets	$2,398	$2,296

Current liabilities	$901	$872
Noncurrent liabilities	117	137

Total liabilities	$1,018	$1,009

Total assets consisted primarily of accounts receivable, net, of $143 million and $165 million, inventories of $1,512 million and $1,426 million and property, plant and equipment, net, of $551 million and $521 million at March 25, 2007 and December 31, 2006, respectively. Total liabilities consisted primarily of advance payments and billings in excess of costs of $374 million and $420 million, accounts payable of $310 million and $228 million, accrued expenses of $182 million and $186 million and accrued retiree benefits and other long-term liabilities of $117 million and $137 million at March 25, 2007 and December 31, 2006, respectively.

Raytheon Engineers & Constructors—In 2000, we sold RE&C to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, we were required to perform various contract and lease obligations under letters of credit, surety bonds and guarantees (Support Agreements) that it had provided to project owners and other parties. We have since resolved most of the Support Agreement obligations. The resolution of the remaining Support Agreement obligations is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Other accrued expenses included net current liabilities for RE&C of $23 million at March 25, 2007 and December 31, 2006.

10.	Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $103 million. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $78 million before U.S. government recovery and had this amount accrued at March 25, 2007. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $51 million at March 25, 2007 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the condensed consolidated financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of the Company or our affiliates. Approximately $281 million, $735 million and $121 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at March 25, 2007, respectively, and $311 million, $702 million and $120 million were outstanding at December 31, 2006, respectively. These instruments expire on various dates through 2015.

Included in guarantees and letters of credit above was $61 million and $170 million at March 25, 2007, respectively, and $92 million and $157 million at December 31, 2006, respectively, related to our joint venture in Thales-Raytheon Systems (TRS). Also included in guarantees, letters of credit and surety bonds above was $83 million, $82 million and $11 million at March 25, 2007, respectively, and $83 million, $86 million and $11 million at December 31, 2006, respectively, related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

In the three months ended March 25, 2007, the IRS began a federal excise tax audit at FO, which covers our treatment of certain FO customer fees and charges. We believe that an unfavorable outcome is not probable because, among other reasons, there is a reasonable basis for our position and it is consistent with industry practice. Nevertheless, the ultimate resolution of this matter is uncertain and difficult to predict and an unfavorable outcome could have a material effect on our results of operations.

In March 2006, pilots at FO voted to be represented by the International Brotherhood of Teamsters. FO is engaged in good faith negotiations to reach a mutually acceptable labor agreement for its pilots. While the terms of any future labor agreement, if any, are presently indeterminable, such an agreement could result in changes in pilots’ wages, benefits and working conditions that may increase FO’s operating costs and impact our competitive position in the fractional aircraft market.

The customers of FO have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $481 million and $497 million at March 25, 2007 and December 31, 2006, respectively.

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation and declining commercial aviation market conditions. At March 25, 2007 and December 31, 2006, our exposure on commuter aircraft assets was approximately $315 million relating to 184 aircraft and approximately $325 million relating to 192 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian government were current at March 25, 2007.

Defense contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Department of Defense Inspector General, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by us. Individually and in the aggregate, these audits and investigations are not expected to have a material adverse effect on our financial position, results of operations or liquidity. In the three months ended June 25, 2006, Technical Services recorded a negative profit adjustment related to certain program costs which may be deemed unrecoverable. Although not expected to be material, we may incur additional charges as we continue to assess and engage in discussions regarding the matter.

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

11.	Call to Repurchase Long-Term Debt

After the end of the three months ended March 25, 2007, we initiated a call to repurchase approximately $1 billion of our long-term debt maturing between 2008 and 2010, at an anticipated loss of approximately $60 million. The loss was based on an estimate of the fair value of the debt, which may differ upon retirement.

12.	Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS No. 157 on our financial position and results of operations has not been finalized.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on our financial position and results of operations has not been finalized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements including information regarding our 2007 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our 2006 Annual Report on Form 10-K and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

Overview

Raytheon Company, together with its subsidiaries, is one of the world’s largest defense contractors, serving all branches of the U.S. military and other U.S. government agencies, the North Atlantic Treaty Organization (NATO) and many allied governments on every continent. We develop and provide technologically advanced, integrated products, services and solutions in our core defense markets: Sensing, including radars and radio-frequency systems, and infrared and electro-optical sensors and systems; Command, Control, Communication and Intelligence (C3I), including tactical communication, command & control and intelligence systems; Effects, including missiles, precision weapons and information operations; and Mission Support, including full life-cycle services and training.

We operate in six principal business segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of our 2006 Annual Report on Form 10-K.

The following discussion should be read along with our 2006 Annual Report on Form 10-K and with the unaudited condensed consolidated financial statements included in this Form 10-Q.

First Quarter 2007 Compared with First Quarter 2006

Consolidated Results of Operations

Net sales were $4.9 billion in the first quarter of 2007 versus $4.7 billion in the first quarter of 2006. The increase in sales was due to higher sales at MS, NCS and IDS. Sales to the U.S. Department of Defense (DoD) were 80% of sales in the first quarter of 2007 versus 77% of sales in the first quarter of 2006. Total sales to the U.S. government were 85% of sales in the first quarter of 2007 versus 84% in the first quarter of 2006. Included in U.S. government sales were foreign military sales of $340 million and $308 million in the first quarter of 2007 and 2006, respectively. Total international sales, including foreign military sales, were $916 million or 19% of sales in the first quarter of 2007 versus $845 million or 18% of sales in the first quarter of 2006.

Gross margin, net sales less cost of sales, in the first quarter of 2007 was $947 million or 19.2% of sales versus $853 million or 18.3% of sales in the first quarter of 2006. Included in gross margin was a FAS/CAS Pension Adjustment, described below, of $62 million and $85 million of expense in the first quarter of 2007 and 2006, respectively.

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense under Cost Accounting Standards (CAS) and is reported as a separate line item in our segment results. SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans that are determined by other factors. CAS prescribes the allocation to and recovery of pension costs on U.S. government contracts and is a major factor in determining pension funding requirements. The results for each segment only include pension expense as determined under CAS that can generally be recovered through the pricing of products and services to the U.S. government.

Administrative and selling expenses were $340 million or 6.9% of sales in the first quarter of 2007 versus $319 million or 6.8% of sales in the first quarter of 2006.

Research and development expenses were $97 million or 2.0% of sales in the first quarter of 2007 versus $101 million or 2.2% of sales in the first quarter of 2006.

Operating income was $510 million or 10.3% of sales in the first quarter of 2007 versus $433 million or 9.3% of sales in the first quarter of 2006. The changes in operating income by segment are discussed below in Segment Results.

Interest expense in the first quarter of 2007 was $60 million versus $69 million in the first quarter of 2006. The decrease in interest expense in the first quarter of 2007 was due to lower average debt and a lower weighted-average cost of borrowing.

Other expense (income), net in the first quarter of 2007 was $3 million of expense versus $26 million of income in the first quarter of 2006. Other income in the first quarter of 2006 included a $21 million gain on the sale of Space Imaging assets.

The effective tax rate was 33.9% and 33.8% in the first quarter of 2007 and 2006, respectively, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. The effective tax rate in the first quarter of 2007 was reduced by manufacturing tax benefits, ESOP dividend deductions and the research tax credit, and was increased by various non-deductible expenses. The effective tax rate in the first quarter of 2006 was reduced by ESOP dividend deductions, export-related tax benefits and was increased by various non-deductible expenses. The effective tax rate excludes state taxes. The provision for state income taxes is generally accounted for as deferred contract costs and included in contracts in process until allocated to our contracts, as these costs can generally be recovered through the pricing of products and services to the U.S. government.

Income from continuing operations was $314 million in the first quarter of 2007, or $0.69 per diluted share on 453.5 million average shares outstanding versus income from continuing operations of $272 million in the first quarter of 2006, or $0.61 per diluted share on 448.8 million average shares outstanding.

Income from discontinued operations, net of tax, described below in Discontinued Operations, was $32 million or $0.07 per diluted share in the first quarter of 2007 versus $15 million or $0.03 per diluted share in the first quarter of 2006.

Net income in the first quarter of 2007 was $346 million, or $0.76 per diluted share versus net income of $287 million, or $0.64 per diluted share in the first quarter of 2006. The increase in net income was equally due to sales growth and improved performance.

Segment Results

	Net Sales Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions)
Integrated Defense Systems	$1,092	$963
Intelligence and Information Systems	588	611
Missile Systems	1,140	989
Network Centric Systems	929	791
Space and Airborne Systems	964	1,018
Technical Services	426	450
Other	181	190
Corporate and Eliminations	(392)	(352)

Total	$4,928	$4,660

	Operating Income Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions)
Integrated Defense Systems	$199	$158
Intelligence and Information Systems	55	55
Missile Systems	120	110
Network Centric Systems	117	84
Space and Airborne Systems	129	145
Technical Services	21	31
Other	(8)	(13)
FAS/CAS Pension Adjustment	(62)	(85)
Corporate and Eliminations	(61)	(52)

Total	$510	$433

	Backlog
	Funded Backlog(1)		Total Backlog
	March 25, 2007	Dec. 31, 2006	March 25, 2007	Dec. 31, 2006
	(In millions)
Integrated Defense Systems	$4,156	$4,088	$8,089	$7,934
Intelligence and Information Systems	909	893	3,747	3,935
Missile Systems	5,386	5,135	9,638	9,504
Network Centric Systems	4,041	4,037	5,146	5,059
Space and Airborne Systems	2,784	2,770	5,210	5,591
Technical Services	1,062	1,020	1,825	1,572
Other	254	243	254	243

Total	$18,592	$18,186	$33,909	$33,838

(1)	Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

	Gross Bookings (1) Three Months Ended
	March 25, 2007	March 26, 2006
	(In millions)
Integrated Defense Systems	$1,256	$854
Intelligence and Information Systems	535	357
Missile Systems	1,312	1,232
Network Centric Systems	964	923
Space and Airborne Systems	477	1,220
Technical Services	545	195
Other	193	186

Total	$5,282	$4,967

(1)	Gross bookings in each year are influenced by timing of awards that may cover multiple fiscal years and exclude contract cancellations and terminations.

Integrated Defense Systems

	Three Months Ended
($ in millions)	March 25, 2007	March 26, 2006	% Change
Net Sales	$1,092	$963	13.4%
Operating Income	199	158	25.9%
Operating Margin	18.2%	16.4%
Gross Bookings	$1,256	$854	47.1%

Net Sales. The increase in sales in the first quarter of 2007 of $129 million was primarily due to growth of $52 million on several international and domestic missile defense programs and $37 million of volume growth on a U.S. Navy combat systems program and a joint battlefield sensor program.

Operating Income and Margin. The increase in operating income of $41 million and margin improvement in the first quarter of 2007 were primarily due to higher volume and program performance improvements of $24 million on several international programs. Also contributing to the increases were program performance improvements on several domestic programs. The operating margin in the first quarter of 2007 is not expected to continue over the longer term due to favorable profit adjustments recorded on certain programs, including a positive adjustment from the successful acceleration of a program that is expected to close out in the near term.

Bookings. In the first quarter of 2007, IDS booked $229 million for additional development work, including ship integration and detail design, for the U.S. Navy’s Zumwalt Class program. IDS also booked $148 million for the manufacture and integration support of a Terminal High Altitude Area Defense (THAAD) radar for the Missile Defense Agency, $144 million to provide engineering services support to the Patriot air and missile defense program for the U.S. Army, $116 million to provide Australia and Spain with transmitters for the SPY-1 radar on the AEGIS program and $100 million to upgrade Patriot Advanced Capability-two (PAC-2) missiles to a Guidance Enhanced Missile-Tactical (GEM-T) configuration for the U.S. Army and Kuwait.

Intelligence and Information Systems

	Three Months Ended
($ in millions)	March 25, 2007	March 26, 2006	% Change
Net Sales	$588	$611	-3.8%
Operating Income	55	55	—
Operating Margin	9.4%	9.0%
Gross Bookings	$535	$357	49.9%

Net Sales. The decrease in sales in the first quarter of 2007 of $23 million was primarily due to the ongoing impact of delays in intelligence community procurements and funding constraints associated with customer prioritization. This is primarily a timing issue within our classified program portfolio.

Operating Income and Margin. Operating income remained consistent in the first quarters of 2007 and 2006.

Bookings. In the first quarter of 2007, IIS booked $286 million on a number of classified contracts.

Missile Systems

	Three Months Ended
($ in millions)	March 25, 2007	March 26, 2006	% Change
Net Sales	$1,140	$989	15.3%
Operating Income	120	110	9.1%
Operating Margin	10.5%	11.1%
Gross Bookings	$1,312	$1,232	6.5%

Net Sales. The increase in sales in the first quarter of 2007 of $151 million was primarily due to $96 million of volume growth on the Standard Missile and Phalanx.

Operating Income and Margin. Operating income remained relatively consistent in the first quarters of 2007 and 2006.

Bookings. In the first quarter of 2007, MS booked $255 million for the production of Block IV Tactical Tomahawk cruise missiles for the U.S. Navy. MS also booked $101 million on the Joint Standoff Weapons (JSOW) program for the U.S. Air Force and Navy.

Network Centric Systems

	Three Months Ended
($ in millions)	March 25, 2007	March 26, 2006	% Change
Net Sales	$929	$791	17.4%
Operating Income	117	84	39.3%
Operating Margin	12.6%	10.6%
Gross Bookings	$964	$923	4.4%

Net Sales. The increase in sales in the first quarter of 2007 of $138 million was primarily due to growth of approximately $108 million in certain U.S. Army programs. This growth was primarily driven by an integrated ground combat surveillance program and the start of production on the Improved Target Acquisition System program. We currently expect the sales growth rate for the remainder of 2007 to be lower than what was experienced in the first quarter of 2007 as a result of the accelerated production described above which we do not anticipate will continue throughout the year.

Operating Income and Margin. The increase in the first quarter of 2007 in operating income of $33 million was primarily due to improved program performance on certain production contracts and increased volume.

Bookings. In the first quarter of 2007, NCS booked $122 million to provide support for the Firefinder locating radar program and $92 million for the production of Commander’s Independent Viewers (CIVs) for the U.S. Army.

Space and Airborne Systems

	Three Months Ended
($ in millions)	March 25, 2007	March 26, 2006	% Change
Net Sales	$964	$1,018	-5.3%
Operating Income	129	145	-11.0%
Operating Margin	13.4%	14.2%
Gross Bookings	$477	$1,220	-60.9%

Net Sales. The decrease in sales in the first quarter of 2007 of $54 million was primarily due to the transition from development to production on several major programs. We expect SAS’s 2007 annual sales to be above 2006 annual sales, however growth is expected to be tempered by delay in and reprioritization of funding from some of our classified customers.

Operating Income and Margin. The decrease in the first quarter of 2007 in operating income of $16 million and the decline in margin were due to favorable program profit adjustments from realized production efficiencies and cost adjustments recorded on certain production programs in the first quarter of 2006.

Bookings. In the first quarter of 2007, SAS booked $96 million on a number of classified contracts. Bookings in the first quarter of 2006 included $535 million on a number of classified contracts.

Technical Services

	Three Months Ended
($ in millions)	March 25, 2007	March 26, 2006	% Change
Net Sales	$426	$450	-5.3%
Operating Income	21	31	-32.3%
Operating Margin	4.9%	6.9%
Gross Bookings	$545	$195	179.5%

Net Sales. Net sales decreased $24 million in the first quarter of 2007 versus the first quarter of 2006, primarily due to lower volume on a support services program, as well as reduced bookings at our depot services facility in Indianapolis, Indiana.

Operating Income and Margin. The decrease in the first quarter of 2007 in operating income of $10 million and the decline in margin were primarily due to profit adjustments recorded on certain programs and reduced volume.

Bookings. In the first quarter of 2007, TS booked $347 million on work for the Department of Energy and the Defense Threat Reduction Agency.

Other

	Three Months Ended
($ in millions)	March 25, 2007	March 26, 2006	% Change
Net Sales	$181	$190	-4.7%
Operating Income	(8)	(13)	38.5%
Operating Margin	-4.4%	-6.8%
Gross Bookings	$193	$186	3.8%

The Other category is comprised of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC (RAAS) and Raytheon Professional Services LLC (RPS).

The decrease in sales in the Other category in the first quarter of 2007 was mainly due to lower sales at FO as a result of reduced sales from hourly and management fees due to lower hours under management as a result of retiring older aircraft. The decrease in operating loss of $5 million and the improvement in operating margin in the first quarter of 2007 was primarily due to improved operating results at FO driven by several measures FO implemented in prior years including replacing older aircraft and reducing the number of different types of aircraft in its fleet.

FO has a history of operating losses. In the fourth quarter of 2006, we recorded a $55 million pretax goodwill impairment charge related to FO. FO must continue to demonstrate substantial operating performance improvement, including achieving its sales forecasts and reducing operating expenses, to meet its projected financial objectives and estimated future cash flows. We periodically evaluate whether conditions exist or events have occurred that impact FO’s ability to achieve its financial objectives or otherwise affect the value of FO, including the matters discussed below. Other conditions or events may include a downturn in the fractional ownership or general aviation markets, continued increased competition, an increase in FO’s operating costs due to higher aircraft or other costs, a change in our operating model or strategy with respect to FO or other information regarding its market value. If, in the future, we determine that the fair value of FO, which is largely based upon FO’s projected future financial performance assuming continued operation by us, is less than its carrying value, then our investment in FO could become further impaired. Although we do not believe that FO is further impaired at this time, in the event that such a condition or event occurs, we may record additional charges which could have a material adverse effect on our results of operations. As of March 25, 2007, the consolidated net assets of FO were $253 million including a goodwill balance of $78 million.

In the first quarter of 2007, the IRS began a federal excise tax audit at FO, which covers our treatment of certain FO customer fees and charges. We believe that an unfavorable outcome is not probable because, among other reasons, there is a reasonable basis for our position and it is consistent with industry practice. Nevertheless, the ultimate resolution of this matter is uncertain and difficult to predict and an unfavorable outcome could have a material effect on our results of operations.

In March 2006, pilots at FO voted to be represented by the International Brotherhood of Teamsters. FO is engaged in good faith negotiations to reach a mutually acceptable labor agreement for its pilots. While the terms of any future labor agreement, if any, are presently indeterminable, such an agreement could result in changes in pilots’ wages, benefits and working conditions that may increase FO’s operating costs and impact our competitive position in the fractional aircraft market.

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation, and declining commercial aviation market conditions. At March 25, 2007 and December 31, 2006, our exposure on commuter aircraft assets was $315 million relating to 184 aircraft and $325 million relating to 192 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

Discontinued Operations

Income from discontinued operations consists of the following results from Raytheon Aircraft and Raytheon Engineers & Constructors businesses (RE&C):

	Three Months Ended
	Pretax		After-tax
	March 25, 2007	March 26, 2006	March 25, 2007	March 26, 2006
	(In millions)
Raytheon Aircraft	$44	$26	$29	$17
RE&C	4	(3)	3	(2)

Total	$48	$23	$32	$15

No interest expense was allocated to discontinued operations since there was no debt specifically attributable to discontinued operations or required to be repaid with proceeds from any of the sales.

Raytheon Aircraft—On March 26, 2007, subsequent to the end of the first fiscal quarter, we completed the sale of Raytheon Aircraft to Hawker Beechcraft Inc., a new company formed by GS Capital Partners, an affiliate of Goldman Sachs, and Onex Partners, for approximately $3.3 billion in gross proceeds. The purchase price remains subject to post-closing adjustments in accordance with the stock purchase agreement. We expect to record a net after-tax gain of approximately $1 billion in the second quarter of 2007 based upon the preliminary purchase price.

As a result of entering into the definitive agreement to sell Raytheon Aircraft in December 2006, we have reported Raytheon Aircraft as a discontinued operation in this Form 10-Q in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, our results of operations for all periods presented have been reclassified to reflect Raytheon Aircraft as a discontinued operation, and the assets and liabilities of Raytheon Aircraft have been reclassified as held for sale for all periods presented. We retained certain obligations of Raytheon Aircraft after the sale, including certain environmental liabilities, product liability and certain U.K. pension benefits. In addition, we retained a residual interest in certain receivables sold by Raytheon Aircraft through 2006.

Raytheon Engineers & Constructors—In 2000, we sold RE&C to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, we were required to perform various contract and lease obligations under letters of credit, surety bonds and guarantees (Support Agreements) that it had provided to project owners and other parties. We have since resolved most of the Support Agreement obligations. The resolution of the remaining Support Agreement obligations is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Financial Condition and Liquidity

We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions, and research and development, managing our balance sheet, including debt repayments and pension contributions, and returning cash to our shareholders, including dividend payments and stock repurchases, as outlined below.

On March 26, 2007, subsequent to the end of the first fiscal quarter, we received gross proceeds of approximately $3.3 billion related to the sale of Raytheon Aircraft. We intend to use the net after-tax proceeds of approximately $2.5 billion in a manner consistent with our capital deployment strategy and as discussed in more detail below.

Operating Activities—Net cash used in operating activities was $416 million in the first quarter of 2007 versus $20 million in the first quarter of 2006. Net cash used in operating activities from continuing operations was $379 million in the first quarter of 2007 versus $48 million in the first quarter of 2006. The increase in net cash used by operating activities in the first quarter of 2007 was primarily due to higher discretionary pension contributions and an increase in working capital. In the first quarter of 2007, we made approximately $55 million in federal and foreign tax payments, and $15 million in state tax payments. Tax payments in 2007 are expected to be approximately $1.2 billion, which includes approximately $650 million related to the sale of Raytheon Aircraft, but does not include approximately $70 million of expected net state tax payments as these payments can generally be recovered through the pricing of products and services to the U.S. government. We plan to make both discretionary and required contributions to our pension plans of approximately $815 million in 2007. We have made $450 million in the first quarter of 2007, including $400 million of discretionary contributions to our pension plan versus $200 million of discretionary contributions in the first quarter of 2006.

We provide long-term financing to our commuter and fractional aircraft customers. Origination of financing receivables was $8 million in the first quarter of 2006. Collection of financing receivables not sold was $21 million in the first quarter of 2007 versus $24 million in the first quarter of 2006. We received proceeds of $29 million in the first quarter of 2006 related to the sale of certain financing receivables.

Investing Activities—Net cash used in investing activities in the first quarter of 2007 was $81 million versus $73 million in the first quarter of 2006. Capital expenditures were $39 million in the first quarter of 2007 versus $35 million in the first quarter of 2006. Capitalized expenditures for internal use software were $15 million in the first quarter of 2007 versus $4 million in the first quarter of 2006. We expect our capital and internal use software expenditures to be approximately $350 million and $110 million, respectively, in 2007, consistent with the anticipated growth of our business and for specific investments. In pursuing our business strategies, we acquire and make investments in certain businesses that meet certain strategic and financial criteria. In addition, from time to time, we divest of certain non-core businesses and investments. In the first quarter of 2006, we received proceeds of $21 million related to the sale of Space Imaging (in which we had an investment.)

Financing Activities—Cash provided by operating activities has been the primary source used to repay debt, pay dividends and repurchase common stock. Net cash used in financing activities was $303 million in the first quarter of 2007 versus $165 million in the first quarter of 2006. Dividends paid to stockholders were $107 million in the first quarter of 2007 versus $98 million in the first quarter of 2006. In March 2007, our Board of Directors authorized the increase to the annual dividend rate from $0.96 to $1.02 per share. The dividend declared in the first quarter of 2007 was $0.255 per share. Although we do not have a formal dividend policy, management believes that a reasonable dividend payout ratio based on the current industry environment and market conditions is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). Dividends are subject to approval by our Board of Directors.

In December 2006, our Board of Directors authorized the early retirement of approximately $1 billion of our outstanding notes and debentures. After the end of the first quarter, we initiated a call to repurchase approximately $1 billion of our long-term debt maturing between 2008 and 2010, at an anticipated loss of approximately $60 million. The loss was based on an estimate of the fair value of the debt, which may differ upon retirement. The $1 billion early retirement of debt is anticipated to be in addition to the $687 million of notes scheduled to mature in 2007.

In November 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock. In the first three months of 2006, we repurchased 2.4 million shares of common stock for $102 million under this program. This program was completed during the third quarter of 2006. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock. In the first three months of 2007, we repurchased 5.1 million shares of common stock for $275 million under this program. In December 2006, our Board of Directors authorized an increase to our existing repurchase program of up to an additional $750 million of our outstanding common stock.

Capital Structure and Resources

Total debt was $4.0 billion at March 25, 2007 and December 31, 2006. Cash and cash equivalents were $1.7 billion at March 25, 2007 and $2.5 billion at December 31, 2006. Our outstanding debt bears interest at fixed interest rates ranging from 4.5% to 8.3% and matures at various dates through 2028. However, we entered into various interest rate swaps that correspond to a portion of our fixed rate debt in order to effectively hedge interest rate risk. The $600 million notional value of interest rate swaps that remained outstanding at March 25, 2007 effectively converted that portion of our total fixed-rate debt to variable-rate debt based on LIBOR. Total debt, as a percentage of total capital, was 26.1% at March 25, 2007 versus 26.3% at December 31, 2006.

We have a $2.2 billion bank revolving credit facility in which we can draw down on lines of credit and use the credit facility to support commercial paper or letters of credit that we may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of March 25, 2007 and December 31, 2006, there were no borrowings under the credit facility. We had, however, approximately $65 million and $70 million of outstanding letters of credit at March 25, 2007 and December 31, 2006, respectively, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capitalization of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during the first three months of 2007 and 2006 and expect to continue to be in compliance throughout the remainder of 2007.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. In 2005, Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a $150 million committed multicurrency revolving credit facility. There were no borrowings under the facility at March 25, 2007 and December 31, 2006. In addition, other uncommitted bank lines totaled $15 million at March 25, 2007 and December 31, 2006. There were no amounts outstanding under these lines of credit at March 25, 2007 and December 31, 2006. Compensating balance arrangements are not material.

As of March 25, 2007, our credit ratings were assigned by Fitch’s at F2 for short-term borrowing and BBB+ for senior debt, by Moody’s at P-2 for short-term borrowing and Baa1 for senior debt, and by Standard and Poor’s at A-2 for short-term borrowing and BBB+ for senior debt.

In May 2006, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion in debt securities, common or preferred stock and warrants to purchase the aforementioned securities. In June 2006, we used approximately $450 million under another shelf registration to register the common stock to be issued upon the exercise of the warrants issued as part of our settlement of a securities class action lawsuit. At March 25, 2007, our shelf registrations aggregated $5.0 billion of which $3.3 billion remained available.

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

Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $103 million. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $78 million before U.S. government recovery and had this amount accrued at March 25, 2007. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $51 million at March 25, 2007 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the condensed consolidated financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage, and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of the Company or our affiliates. Approximately $281 million, $735 million and $121 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at March 25, 2007, respectively, and $311 million, $702 million and $120 million were outstanding at December 31, 2006, respectively. These instruments expire on various dates through 2015.

Included in guarantees and letters of credit above was $61 million and $170 million at March 25, 2007, respectively, and $92 million and $157 million at December 31, 2006, respectively, related to our joint venture in Thales-Raytheon Systems (TRS). Also included in guarantees, letters of credit and surety bonds above was $83 million, $82 million and $11 million at March 25, 2007, respectively, and $83 million, $86 million and $11 million at December 31, 2006, respectively, related to discontinued operations. Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

The customers of FO have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $481 million and $497 million at March 25, 2007 and December 31, 2006, respectively.

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

Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect, if any, of adopting SFAS No. 157 on our financial position and results of operations has not been finalized.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on our financial position and results of operations has not been finalized.

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

The financial instruments we hold that are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of the financial instruments that we held at March 25, 2007 and March 26, 2006, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10%, was approximately $2 million, after-tax. The notional value of these financial instruments was approximately $600 million at March 25, 2007 and March 26, 2006. Fixed rate financial instruments were not evaluated, as the risk exposure is not material. We believe our exposure due to changes in foreign exchange rates is not material due to our hedging policy and the fact that we do not enter into speculative hedges.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a– 15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of March 25, 2007.

Conclusion of Evaluation

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 25, 2007 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Previously Reported Matters

The following summarizes material developments that have occurred in our previously reported legal proceedings since our Form 10-K for the period ended December 31, 2006 (the “2006 Form 10-K”) was filed.

Previously Reported Proceedings

In re Raytheon ERISA Litigation. As previously reported, in May 2003 two purported class action lawsuits captioned, Benjamin Wall v. Raytheon Company et al. (Civil Action No. 03-10940-RGS), and Joseph I. Duggan, III v. Raytheon Company et al. (Civil Action No. 03-10995-RGS), were filed in the U.S. District Court in Massachusetts on behalf of participants in our savings and investment plans who invested in our common stock between August 19, 1999 and May 27, 2003. The two class action complaints were brought pursuant to the Employee Retirement Income Security Act (“ERISA”). Both complaints alleged that we and certain officers and directors breached ERISA fiduciary and co-fiduciary duties arising out of our savings and investment plans’ investment in our common stock. The Court consolidated these actions in September 2003. In April 2004, a second consolidated amended complaint (the “Second Consolidated Amended ERISA Complaint”) was filed on behalf of participants and beneficiaries in our savings and investment plans who invested in our common stock since October 7, 1998. After certain preliminary motions and mediation conferences, the parties reached a tentative settlement in 2006. On February 6, 2007, the Court approved the settlement agreement. The settlement agreement required us to pay $5.5 million, with part of that amount payable directly to our savings and investment plans, part payable directly to certain participants and beneficiaries and part payable for expenses of administering the settlement. The Court also approved an order requiring us to pay plaintiffs’ attorney fees of $1.4 million, as determined by a federal Magistrate in September 2006, and approximately $61,000 in plaintiffs’ attorney expenses. The class for purposes of settlement consisted of any person who was a participant or beneficiary at any time between October 7, 1998, and April 30, 2006, and whose plan accounts included investments in the Raytheon Common Stock Fund. Since no appeal or request for reconsideration of the Court’s February 6, 2007 orders was requested within 30 days, those orders became final on March 8, 2007.

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

We are involved in various stages of investigation and cleanup relative to remediation of various environmental sites. All appropriate costs expected to be incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability is not expected to have a material effect on our financial position, liquidity or results of operations. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations is contained in “Environmental Regulation” within Item 1, Item 1A.”Risk Factors,” “Commitments and Contingencies” within Item 7 of our 2006 Form 10-K, and “Note 10: Commitments and Contingencies” within this Form 10-Q.

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our 2006 Form 10-K. Except as noted below, there have been no material changes from the factors disclosed in our 2006 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission. On March 26, 2007, we completed the sale of Raytheon Aircraft. As a result, the following risk factors set forth in our 2006 Form 10-K relating to Raytheon Aircraft and the pending sale are no longer factors which could materially affect our business, financial condition or future results: “The consummation of our sale of Raytheon Aircraft Company is subject to risks and uncertainties, including the satisfaction or waiver of specified closing conditions by both parties” and “We remain subject to certain risks and uncertainties with respect to Raytheon Aircraft Company while we continue to operate the business.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
January (January 1 – January 21, 2007)	123	$52.74	—	$662 million
February (January 22 – February 18, 2007)	1,415,557	$54.89	1,413,300	$585 million
March (February 19 – March 25, 2007)	4,066,417	$53.99	3,671,000	$387 million

Total	5,482,097	$54.22	5,084,300

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the first quarter of 2007 includes: (i) the surrender by employees of 382,911 shares to satisfy income tax withholding obligations in connection with the vesting and distribution of common shares related to the restricted stock previously issued to employees, and (ii) the surrender by employees of 14,886 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options.
(2)	On December 20, 2006, our Board of Directors approved an increase to our repurchase program, subject to the closing of our sale of Raytheon Aircraft, of up to an additional $750 million, which has not been included above. The sale of Raytheon Aircraft was completed on March 26, 2007, subsequent to the periods set forth in the table above. Purchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 6.	EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

10.1	Form of Performance Share Award Agreement with respect to the Long-Term Performance Plan.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President and Chief Accounting Officer
Principal Accounting Officer

April 25, 2007