Form 10-Q
period 2007-06-24
RAYTHEON CO/
filed 2007-07-26
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2007.

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

Number of shares of common stock outstanding as of July 13, 2007: 437,335,000.

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	(Unaudited) June 24, 2007	Dec. 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$3,045	$2,460
Accounts receivable, less allowance for doubtful accounts	152	178
Contracts in process	3,945	3,600
Inventories	537	487
Deferred taxes	227	257
Prepaid expenses and other current assets	244	239
Assets held for sale	—	2,296

Total current assets	8,150	9,517
Property, plant and equipment, net	2,086	2,131
Deferred taxes	240	189
Goodwill	11,541	11,539
Other assets, net	2,273	2,115

Total assets	$24,290	$25,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$686	$687
Advance payments and billings in excess of costs incurred	1,895	1,962
Accounts payable	893	920
Accrued salaries and wages	754	944
Other accrued expenses	1,379	1,193
Liabilities held for sale	—	1,009

Total current liabilities	5,607	6,715
Accrued retiree benefits and other long-term liabilities	4,075	4,232
Long-term debt	2,233	3,278

Commitments and contingencies (note 10)

Minority interest	195	165

Stockholders’ equity	12,180	11,101

Total liabilities and stockholders’ equity	$24,290	$25,491

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(In millions except per share amounts)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Net sales	$5,419	$4,973	$10,347	$9,633

Cost of sales	4,326	4,032	8,307	7,839
Administrative and selling expenses	367	345	707	664
Research and development expenses	138	135	235	236

Total operating expenses	4,831	4,512	9,249	8,739

Operating income	588	461	1,098	894

Interest expense	54	68	114	137
Interest income	(57)	(13)	(85)	(34)
Other expense (income), net	56	(13)	59	(39)

Non-operating expense, net	53	42	88	64

Income from continuing operations before taxes	535	419	1,010	830
Federal and foreign income taxes	179	143	340	282

Income from continuing operations	356	276	670	548

(Loss) income from discontinued operations, net of tax	(7)	34	25	49
Gain on sale, net of tax	986	—	986	—

Income from discontinued operations	979	34	1,011	49

Net income	$1,335	$310	$1,681	$597

Earnings per share from continuing operations
Basic	$0.82	$0.62	$1.53	$1.24
Diluted	$0.79	$0.61	$1.49	$1.22

Earnings per share from discontinued operations
Basic	$2.24	$0.08	$2.30	$0.11
Diluted	$2.18	$0.08	$2.24	$0.11

Earnings per share
Basic	$3.06	$0.70	$3.83	$1.35
Diluted	$2.97	$0.69	$3.73	$1.33

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(In millions)	June 24, 2007	June 25, 2006
Cash flows from operating activities
Net income	$1,681	$597
Less: Income from discontinued operations, net of tax	(25)	(49)
Less: Gain on sale, net of tax	(986)	—

Income from continuing operations	670	548
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	186	184
Deferred taxes	115	167
Net gain on sales of investments	—	(15)
Decrease in accounts receivable	31	29
Change in contracts in process and advance payments and billings in excess of costs incurred	(403)	(379)
Increase in inventories	(63)	(14)
(Increase) decrease in prepaid expenses and other current assets	(4)	18
Decrease in accounts payable	(27)	(51)
Decrease in accrued salaries and wages	(191)	(172)
(Decrease) increase in other accrued expenses	(61)	5
Change in income taxes payable	(628)	9
Origination of financing receivables	—	(7)
Collection of financing receivables not sold	56	53
Sale of financing receivables	—	28
Pension and other adjustments, net	(106)	23

Net cash (used in) provided by operating activities from continuing operations	(425)	426
Net cash (used in) provided by operating activities from discontinued operations	(41)	14

Net cash (used in) provided by operating activities	(466)	440

Cash flows from investing activities
Expenditures for property, plant and equipment	(96)	(88)
Proceeds from sales of property, plant and equipment	2	—
Capitalized expenditures for internal use software	(34)	(25)
Change in other assets	(2)	—
Payment for purchases of acquired companies, net of cash received	—	(47)
Proceeds from sales of operating units and investments, net	3,117	50

Net cash provided by (used in) investing activities from continuing operations	2,987	(110)
Net cash used in investing activities from discontinued operations	(27)	(18)

Net cash provided by (used in) investing activities	2,960	(128)

Cash flows from financing activities
Dividends paid	(220)	(205)
Increase in short-term debt and other notes	1	11
Repayments of long-term debt	(1,039)	—
Repayments of subordinated notes payable	—	(382)
Repurchase of common stock	(801)	(102)
Proceeds under common stock plans	117	72
Tax benefit from stock-based awards	33	17

Net cash used in financing activities from continuing operations	(1,909)	(589)

Net increase (decrease) in cash and cash equivalents	585	(277)
Cash and cash equivalents at beginning of year	2,460	1,202

Cash and cash equivalents at end of period	$3,045	$925

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAYTHEON COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Raytheon Company have been prepared on substantially the same basis as our annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), have been condensed or omitted. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for the interim periods in accordance with GAAP and with the instructions to Form 10-Q in Article 10 of Regulation S-X. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. As discussed in more detail below in Note 9, Discontinued Operations, and elsewhere in this Quarterly Report on Form 10-Q in the three months ended June 24, 2007 we completed the sale of Raytheon Aircraft, which has been accounted for as a discontinued operation. Our prior period consolidated financial statements have been reclassified to reflect Raytheon Aircraft as a discontinued operation. Certain prior year amounts have also been reclassified to conform to the current year presentation. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

2. Inventories

Inventories consisted of the following at:

(In millions)	June 24, 2007	Dec. 31, 2006
Finished goods	$188	$170
Work in process	253	229
Materials and purchased parts	96	88

Total	$537	$487

Inventories at Flight Options LLC and Raytheon Airline Aviation Services LLC totaled $204 million at June 24, 2007 and $175 million at December 31, 2006. Inventories at the government and defense businesses include component parts, materials and in certain instances, costs incurred in advance of contract award or funding. If we determine that the contract award or funding is probable, these precontract costs, excluding any start-up costs, are capitalized in inventory. Capitalized precontract costs of $92 million and $84 million were included in inventory at June 24, 2007 and December 31, 2006, respectively.

3. Product Warranty

We provide product warranties in conjunction with certain product sales where revenue is recognized upon delivery.

Activity related to warranty accruals was as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Balance at beginning of period	$36	$26	$34	$29
Provisions for warranties	8	6	12	7
Warranty services provided	(2)	(1)	(4)	(5)

Balance at end of period	$42	$31	$42	$31

Costs incurred under warranty provisions performed under long-term contracts using the cost-to-cost measure of progress are accounted for as contract costs and are excluded from the table above, as the estimation of these costs is an integral part of the determination of the pricing of those long-term contracts.

4. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

(In millions)	June 24, 2007	Dec. 31, 2006
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	5	5
Additional paid-in capital	10,337	10,097
Accumulated other comprehensive loss	(2,277)	(2,514)
Treasury stock, at cost	(1,658)	(816)
Retained earnings	5,773	4,329

Total	$12,180	$11,101

In the six months ended June 24, 2007, we repurchased 14.7 million shares of our common stock for $801 million versus 2.4 million shares for $102 million in the six months ended June 25, 2006, under our stock repurchase programs. As of June 24, 2007, we had $611 million available under our remaining stock repurchase program.

We declared a dividend of $0.255 per share in the three months ended June 24, 2007 versus $0.24 per share for the three months ended June 25, 2006. All dividends are approved by our Board of Directors.

The changes in shares of common stock outstanding were as follows:

(In millions)	Shares
Balance at December 31, 2006	445.9
Stock plan activity	6.7
Treasury stock activity	(15.5)

Balance at June 24, 2007	437.1

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Average common shares outstanding for basic EPS	436,722	442,650	438,867	442,496
Dilutive effect of stock options, restricted stock and LTPP	8,290	7,895	8,479	7,614
Dilutive effect of warrants	3,768	344	3,658	148

Shares for diluted EPS	448,780	450,889	451,004	450,258

Stock options to purchase 5.5 million and 7.1 million shares of common stock outstanding in the three months ended June 24, 2007 and June 25, 2006, respectively, and options to purchase 5.5 million and 13.9 million shares of common stock in the six months ended June 24, 2007 and June 25, 2006, respectively, did not affect the computation of diluted EPS, as the exercise prices for these options were greater than the average market price of our common stock during the respective periods.

In the three months ended June 25, 2006, we issued 12,025,662 warrants to purchase our common stock, of which 12,015,820 were outstanding at June 24, 2007, in connection with our settlement of a securities class action lawsuit. These warrants were issued with an exercise price of $37.50 per share and have been included in the calculation of diluted shares for the three and six months ended June 24, 2007 and June 25, 2006.

In the three months ended June 24, 2007, 1,648,065 shares of common stock were issued in connection with our annual grant of restricted stock awards to employees. These annual awards vest over a four-year period.

In the three months ended June 24, 2007, 1,104,525 shares of restricted stock vested.

In the three months ended June 24, 2007, 209,586 shares of restricted stock were forfeited in connection with the sale of Raytheon Aircraft.

In the three months ended March 25, 2007, 943,349 shares of common stock were issued in connection with the vesting of the 2004-2006 Long-Term Performance Plan (LTPP) awards. In addition, we granted the 2007-2009 LTPP awards with an aggregate target award of 435,800 units. The goals under these awards are independent of each other and based on three metrics: return on invested capital, weighted at 50%; total shareholder return relative to a peer group, weighted at 25%; and free cash flow, weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200 percent of the target award, and also includes dividend equivalents which are not included in the number above.

The components of other comprehensive income (loss) generally include foreign currency translation adjustments, unfunded projected benefit obligation and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Net income	$1,335	$310	$1,681	$597
Other comprehensive income (loss):
Amortization of unfunded projected benefit obligation	60	—	123	—
Elimination of RAC unfunded benefit obligations in connection with sale	95	—	95	—
Elimination of RAC cash flow hedges in connection with sale	(18)	—	(18)	—
Foreign exchange translation	24	21	26	21
Other, net	12	13	11	16

Total other comprehensive income (loss)	173	34	237	37

Comprehensive income	$1,508	$344	$1,918	$634

5. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

IRS examinations of our tax returns have been completed through 2002, and IRS examinations of our tax returns for 2003-2005 began in March 2007. Reports by the IRS Appeals Division (Appeals) involving various domestic and Foreign Sales Corporation issues for 1989-1997 are being reviewed by the Joint Committee on Taxation. We have protested to Appeals certain proposed adjustments primarily involving benefits under the Foreign Sales Corporation and Extraterritorial Income export regimes for 1998-2002. Our 1984-1990 federal research credit refund claim also remains under consideration at Appeals. We are under audit by a number of state tax authorities but do not expect any significant amounts to be asserted from such audits. State tax liabilities will be adjusted to account for changes in federal taxable income for 1989-2002, as well as any adjustments in subsequent years, as those years are ultimately resolved with the IRS.

We apply the principles of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), when accounting for our various tax positions. As a result of the implementation of FIN 48 on January 1, 2007, we recognized a $13 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The balance of the unrecognized tax benefits at adoption, exclusive of interest, was $500 million, of which $409 million would affect earnings if recognized. During the quarter, we recorded a gross liability of $55 million offset by the associated federal tax benefit of $19 million, related to various state tax positions associated with our discontinued operations. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal, foreign and state tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We recognize interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. As of January 1, 2007, we had approximately $60 million of interest accrued related to unrecognized tax benefits, which, net of the federal tax benefit, is approximately $39 million.

It is reasonably possible that within the next 12 months the matters presently under consideration at Appeals or the Joint Committee on Taxation, including the federal research credit refund claim and Foreign Sales Corporation/Extraterritorial Income regime issues, will be resolved and certain tax periods in various tax jurisdictions will effectively be closed to further examination, in which case we could record a reduction in our balance of unrecognized tax benefits of up to $280 million and a reduction in our tax expense of up to $180 million.

The provision for state income taxes is generally accounted for as deferred contract costs and are included in contracts in process until allocated to our contracts, as these costs can generally be recovered through the pricing of products and services to the U.S. government.

6. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). In addition to providing Pension Benefits, we provide certain healthcare and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The table below outlines the components of net periodic expense of our domestic and foreign Pension Benefits plans:

	Three Months Ended		Six Months Ended
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Service cost	$109	$105	$219	$203
Interest cost	234	226	468	441
Expected return on plan assets	(275)	(243)	(550)	(486)
Amortization of prior service cost	3	4	6	8
Recognized net actuarial loss	98	132	196	247

Net periodic expense	$169	$224	$339	$413

Our net periodic expense includes expense from foreign Pension Benefits plans of $6 million and $7 million in the three months ended June 24, 2007 and June 25, 2006, respectively, and $13 million and $15 million in the six months ended June 24, 2007 and June 25, 2006, respectively.

The table below outlines the components of net periodic (income) expense of our domestic and foreign Other Benefits plans:

	Three Months Ended		Six Months Ended
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Service cost	$3	$4	$6	$7
Interest cost	14	17	28	34
Expected return on plan assets	(11)	(10)	(22)	(20)
Amortization of transition asset	2	2	4	4
Amortization of prior service cost	(13)	(13)	(26)	(26)
Recognized net actuarial loss	2	6	4	12

Net periodic (income) expense	$(3)	$6	$(6)	$11

Under Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R), any previously unrecognized deferred amounts, such as demographic or asset gains or losses and the impact of historical plan changes, are included in accumulated other comprehensive loss. These amounts are amortized from accumulated other comprehensive income (loss) to net periodic (income) expense.

We plan to make both discretionary and required contributions to the Pension Benefits and Other Benefits plans of approximately $815 million and $45 million, respectively, in 2007. In the six months ended June 24, 2007 and June 25, 2006, we contributed an aggregate of approximately $640 million and $405 million, respectively, to these plans.

7. Business Segment Reporting

Reportable segments, which are organized based on capabilities and technologies, include: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, and Technical Services, together with our Other category, which consists of Flight Options LLC, Raytheon

Airline Aviation Services LLC and Raytheon Professional Services LLC. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee or other agreed terms, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes certain Company-wide accruals and intersegment sales and profit eliminations.

Effective January 1, 2007, the composition of Technical Services’ internal organization was changed to exclude the Media Solutions business, which now reports to Integrated Defense Systems and Space and Airborne Systems. Media Solutions generated inter-company revenue primarily from Integrated Defense Systems and Space and Airborne Systems in prior periods. Prior period segment results were revised to reflect this reorganization for Technical Services and the corresponding amount in intersegment eliminations.

The table below outlines Technical Services’ revised results for the four quarters of 2006:

	Net Sales	Operating Income
Three Months Ended	(In millions)
March 26, 2006	$450	$31
June 25, 2006	466	30
September 24, 2006	500	35
December 31, 2006	594	46

Full Year 2006	$2,010	$142

Segment financial results were as follows:

	Net Sales Three Months Ended		Net Sales Six Months Ended
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Integrated Defense Systems	$1,166	$1,038	$2,258	$2,001
Intelligence and Information Systems	666	633	1,254	1,244
Missile Systems	1,244	1,117	2,384	2,106
Network Centric Systems	1,052	880	1,981	1,671
Space and Airborne Systems	1,065	1,057	2,029	2,075
Technical Services	473	466	899	916
Other	217	202	398	392
Corporate and Eliminations	(464)	(420)	(856)	(772)

Total	$5,419	$4,973	$10,347	$9,633

Intersegment sales in the three months ended June 24, 2007 and June 25, 2006, respectively, were $24 million and $20 million for Integrated Defense Systems, $8 million and $5 million for Intelligence and Information Systems, $12 million and $8 million for Missile Systems, $110 million and $95 million for Network Centric Systems, $154 million and $144 million for Space and Airborne Systems, $142 million and $152 million for Technical Services and $5 million and none for Other.

Intersegment sales in the six months ended June 24, 2007 and June 25, 2006, respectively, were $47 million and $40 million for Integrated Defense Systems, $14 million and $6 million for Intelligence and Information Systems, $20 million and $14 million for Missile Systems, $202 million and $179 million for Network Centric Systems, $285 million and $260 million for Space and Airborne Systems, $268 million and $278 million for Technical Services and $9 million and none for Other.

	Operating Income Three Months Ended		Operating Income Six Months Ended
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Integrated Defense Systems	$212	$177	$411	$335
Intelligence and Information Systems	63	58	118	113
Missile Systems	134	122	254	232
Network Centric Systems	139	91	256	175
Space and Airborne Systems	133	152	262	297
Technical Services	29	30	50	61
Other	1	(10)	(7)	(23)
FAS/CAS Pension Adjustment	(63)	(96)	(125)	(181)
Corporate and Eliminations	(60)	(63)	(121)	(115)

Total	$588	$461	$1,098	$894

Intersegment operating income in the three months ended June 24, 2007 and June 25, 2006, respectively was $2 million and $1 million for Integrated Defense Systems, none and none for Intelligence and Information Systems, $1 million and $1 million for Missile Systems, $12 million and $7 million for Network Centric Systems, $14 million and $14 million for Space and Airborne Systems, $12 million and $12 million for Technical Services and $1 million and none for Other.

Intersegment operating income in the six months ended June 24, 2007 and June 25, 2006, respectively was $4 million and $3 million for Integrated Defense Systems, $1 million and $1 million for Intelligence and Information Systems, $1 million and $1 million for Missile Systems, $19 million and $14 million for Network Centric Systems, $26 million and $23 million for Space and Airborne Systems, $23 million and $22 million for Technical Services and $1 million and none for Other.

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

	Identifiable Assets
(In millions)	June 24, 2007	Dec. 31, 2006
Integrated Defense Systems	$1,768	$1,761
Intelligence and Information Systems	1,979	1,946
Missile Systems	4,983	4,770
Network Centric Systems	3,761	3,731
Space and Airborne Systems	4,401	4,271
Technical Services	1,305	1,361
Other	1,025	1,045
Corporate	5,068	4,310
Assets held for sale	—	2,296

Total	$24,290	$25,491

8. Other Expense (Income), net

The components of other expense (income), net were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Loss on repurchases of long-term debt and subordinated notes	$59	$—	$59	$—
Sale of the Space Imaging investment	—	—	—	(21)
Securities class action lawsuit adjustment	—	(34)	—	(34)
ERISA lawsuit settlement	—	7	—	7
Loss on sale of HRL investment	—	4	—	4
Other	(3)	10	—	5

Total	$56	$(13)	$59	$(39)

In the three months ended June 24, 2007, we repurchased long-term debt with a par value of $1,041 million at a loss of $59 million pretax, which was included as a non-operating item in other expense (income), net.

9. Discontinued Operations

Income from discontinued operations consisted of the following results from Raytheon Aircraft and Raytheon Engineers & Constructors businesses (RE&C):

	Three Months Ended
	Pretax		After-tax
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Gain on sale of Raytheon Aircraft	$1,598	$—	$986	$—
Raytheon Aircraft	(7)	53	(5)	35
RE&C	(1)	(2)	(2)	(1)

Total	$1,590	$51	$979	$34

	Six Months Ended
	Pretax		After-tax
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Gain on sale of Raytheon Aircraft	$1,598	$—	$986	$—
Raytheon Aircraft	37	79	24	52
RE&C	3	(5)	1	(3)

Total	$1,638	$74	$1,011	$49

No interest expense was allocated to discontinued operations for the three and six months ended June 24, 2007 and June 25, 2006 since there was no debt specifically attributable to discontinued operations or required to be repaid with proceeds from the sale.

Raytheon Aircraft—In the three months ended June 24, 2007, we completed the sale of Raytheon Aircraft to Hawker Beechcraft Inc., a new company formed by GS Capital Partners, an affiliate of Goldman Sachs, and Onex Partners, for $3,318 million in gross proceeds, which resulted in net proceeds of $3,117 million. The primary difference between the gross and net proceeds is a $131 million final purchase price adjustment for cash retained by us through the closing of the transaction. We recorded a gain on sale of $986 million, net of $612 million of federal, foreign and state taxes, in the three and six months ended June 24, 2007. We retained certain assets and liabilities of Raytheon Aircraft after the sale. At June 24, 2007, $65 million was included in non-current assets related to a residual interest in certain receivables sold by Raytheon Aircraft in 2006 and $35 million was included in non-current liabilities related to certain environmental and product liabilities. Any future income statement activity related to these retained assets and liabilities will be included in discontinued operations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants. The related pension assets and obligations are included in our pension disclosures.

The key components of (loss) income from discontinued operations related to Raytheon Aircraft were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Net sales	$—	$738	$642	$1,230
Operating expenses	7	687	595	1,158
(Loss) income before taxes	(7)	53	37	79
Income taxes	(2)	18	13	27

(Loss) income from discontinued operations	$(5)	$35	$24	$52
Gain on sale, net of tax	$986	$—	$986	$—

The key components of assets and liabilities held for sale related to Raytheon Aircraft consisted of the following at:

(In millions)	Dec. 31, 2006
Current assets	$1,771
Non-current assets	525

Total assets	$2,296

Current liabilities	$872
Non-current liabilities	137

Total liabilities	$1,009

At December 31, 2006 total assets held for sale consisted primarily of accounts receivable, net of $165 million, inventories of $1,426 million and property, plant and equipment, net of $521 million. At December 31, 2006 total liabilities held for sale consisted primarily of advance payments and billings in excess of costs of $420 million, accounts payable of $228 million, accrued expenses of $186 million and accrued retiree benefits and other long-term liabilities of $137 million.

Raytheon Engineers & Constructors—In 2000 we sold RE&C to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, we were required to perform various contract and lease obligations under letters of credit, surety bonds and guarantees (Support Agreements) that it had provided to project owners and other parties. We have since resolved most of the Support Agreement obligations. The resolution of the remaining Support Agreement obligations is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Other accrued expenses included net current liabilities for RE&C of $23 million at June 24, 2007 and December 31, 2006.

10. Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $117 million. Discounted at a weighted-average risk-free rate of 5.8%, we estimate the liability to be $85 million before U.S. government recovery and had this amount accrued at June 24, 2007. A portion of these costs is eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $50 million at June 24, 2007 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the condensed consolidated financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $303 million, $700 million and $123 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at June 24, 2007, respectively, and $311 million, $702 million and $120 million were outstanding at December 31, 2006, respectively. These instruments expire on various dates through 2015.

Included in guarantees, letters of credit and surety bonds above was $108 million, $28 million and $10 million at June 24, 2007, respectively, and $83 million, $86 million and $11 million at December 31, 2006, respectively, related to discontinued operations. Also included in guarantees and letters of credit above was $58 million and $169 million at June 24, 2007, respectively, and $92 million and $157 million at December 31, 2006, respectively, related to our joint venture in Thales-Raytheon Systems (TRS). Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

In the three months ended March 25, 2007, the IRS began a federal excise tax audit at Flight Options LLC (FO), which covers our treatment of certain FO customer fees and charges. We believe that an unfavorable outcome is not probable because, among other reasons, there is a reasonable basis for our position and it is consistent with industry practice. Nevertheless, the ultimate resolution of this matter is uncertain and difficult to predict and an unfavorable outcome could have a material effect on our results of operations.

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

The customers of FO have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $469 million and $497 million at June 24, 2007 and December 31, 2006, respectively.

Raytheon Airline Aviation Services (RAAS) has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation and declining commercial aviation market conditions. At June 24, 2007 and December 31, 2006, our exposure on commuter aircraft assets was approximately $286 million relating to 167 aircraft and approximately $325 million relating to 192 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

In 1997 we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian government were current at June 24, 2007.

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

11. Accounting Standards

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

With respect to the unaudited condensed consolidated financial information of Raytheon Company for the three and six months ended June 24, 2007 and June 25, 2006, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 26, 2007, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying condensed consolidated balance sheet of Raytheon Company and its subsidiaries (the Company) as of June 24, 2007, and the related consolidated statements of operations for each of the three and six month periods ended June 24, 2007 and June 25, 2006 and the consolidated statements of cash flows for the six month periods ended June 24, 2007 and June 25, 2006. This interim financial information is the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the condensed consolidated financial statements and in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, in 2007, the Company changed the manner in which it accounts for, and discloses, uncertain income tax positions.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006; and in our report dated February 22, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Boston, Massachusetts

July 26, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements including information regarding our 2007 financial outlook, future plans, objectives, business prospects and anticipated financial performance including, without limitation, statements regarding the outcome of tax audits and other matters and our provision for tax positions; contributions to our pension plans; potential value of contracts; the impact of environmental contingencies, government investigations and other claims and legal proceedings; other entities satisfying their obligations which we have guaranteed; use of capital, including the proceeds from the sale of Raytheon Aircraft Company; expected capital and internal use software expenditures; compliance with debt covenants; funding for our operating, capital expenditure, and debt service requirements; and our exposure to changes in foreign exchange rates. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “outlook” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our 2006 Annual Report on Form 10-K and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

Overview

Raytheon Company, and its subsidiaries, is one of the world’s largest defense contractors serving all branches of the U.S. military and other U.S. government agencies, the North Atlantic Treaty Organization (NATO) and many allied governments on every continent. We develop and provide technologically advanced, integrated products, services and solutions in our core defense markets: Sensing, including radars and radio-frequency systems, and infrared and electro-optical sensors and systems; Command, Control, Communication and Intelligence (C3I), including tactical communication, command & control and intelligence systems; Effects, including missiles, precision weapons and information operations; and Mission Support, including full life-cycle services and training.

As discussed in more detail below, in the second quarter of 2007 we completed the sale of Raytheon Aircraft.

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

Consolidated Results of Operations

As noted above in our Cautionary Note Regarding Forward-Looking Statements, our results of operations of an interim period, and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. The following discussions of comparative results among periods should be viewed in this context. In addition, in our discussions of comparative results, changes in sales are typically expressed in terms of volume. Volume generally refers to increases (or decreases) in revenues incurred due to varying production activity levels, delivery rates or service levels on individual contracts. Volume changes will typically carry a corresponding margin change based on the margin rate for a particular contract. Segment operating margin reflects the performance of segment contracts and programs. In addition, in our discussions of comparative results, changes in segment operating margin are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract that reflect improved (or deteriorated) operating or award fee performance on a particular contract. Changes in estimates of contract sales, costs and profits are recognized using a cumulative catch-up which recognizes in the current period the cumulative effect of the changes on current and prior periods.

Net sales were $5.4 billion in the second quarter of 2007 versus $5.0 billion in the second quarter of 2006. The increase in sales was primarily due to higher sales at NCS, IDS and MS. Sales to the U.S. Department of Defense (DoD) were 77% of sales in the second quarter of 2007 and 2006. Total sales to the U.S. government were 83% of sales in the second quarter of 2007 versus 85% of sales in the second quarter of 2006. Included in U.S. government sales were foreign military sales of $362 million and $295 million in the second quarter of 2007 and 2006, respectively. Total international sales, including foreign military sales, were $1,072 million or 20% of sales in the second quarter of 2007 versus $878 million or 18% of sales in the second quarter of 2006. Net sales in the first six months of 2007 were $10.3 billion versus $9.6 billion in the first six months of 2006. The increase in sales was primarily due to higher sales at NCS, MS and IDS. Sales to the DoD were 79% of sales in the first six months of 2007 versus 77% of sales in the first six months of 2006. Total sales to the U.S. government were 84% of sales in the first six months of 2007 and 2006. Included in U.S. government sales were foreign military sales of $702 million and $603 million in the first six months of 2007 and 2006, respectively. Total international sales, including foreign military sales, were $1,988 million or 19% of sales in the first six months of 2007 versus $1,723 million or 18% of sales in the first six months of 2006.

Gross margin, net sales less cost of sales, in the second quarter of 2007 was $1,093 million or 20.2% of sales versus $941 million or 18.9% of sales in the second quarter of 2006. Included in gross margin was the FAS/CAS Pension Adjustment, described below, of $63 million and $96 million of expense in the second quarter of 2007 and 2006, respectively. Gross margin in the first six months of 2007 was $2.0 billion or 19.7% of sales versus $1.8 billion or 18.6% of sales in the first six months of 2006. Included in gross margin was the FAS/CAS Pension Adjustment of $125 million and $181 million of expense in the first six months of 2007 and 2006, respectively.

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

Administrative and selling expenses were $367 million or 6.8% of sales in the second quarter of 2007 versus $345 million or 6.9% of sales in the second quarter of 2006. Administrative and selling expenses were $707 million or 6.8% of sales in the first six months of 2007 versus $664 million or 6.9% of sales in the first six months of 2006.

Research and development expenses were $138 million or 2.5% of sales in the second quarter of 2007 versus $135 million or 2.7% of sales in the second quarter of 2006. Research and development expenses were $235 million or 2.3% of sales in the first six months of 2007 versus $236 million or 2.4% of sales in the first six months of 2006.

Operating income was $588 million or 10.9% of sales in the second quarter of 2007 versus $461 million or 9.3% of sales in the second quarter of 2006. Operating income was $1,098 million or 10.6% of sales in the first six months of 2007 versus $894 million or 9.3% of sales in the first six months of 2006. The changes in operating income by segment are discussed below in Segment Results.

Interest expense in the second quarter of 2007 was $54 million versus $68 million in the second quarter of 2006. Interest expense in the first six months of 2007 was $114 million versus $137 million in the first six months of 2006. The decrease in interest expense in the second quarter of 2007 and the first six months of 2007 was primarily due to lower average debt and a lower weighted-average cost of borrowing.

Interest income in the second quarter of 2007 was $57 million versus $13 million in the second quarter of 2006. Interest income in the first six months of 2007 was $85 million versus $34 million in the first six months of 2006. The increase in interest income in the second quarter of 2007 and the first six months of 2007 was due to a higher average cash balance as a result of the proceeds from the sale of Raytheon Aircraft.

Other expense (income), net in the second quarter of 2007 was $56 million of expense versus $13 million of income in the second quarter of 2006. Other expense (income), net in the first six months of 2007 was $59 million of expense versus $39 million of income in the first six months of 2006. Other expense, net in the second quarter of 2007 and the first six months of 2007 included a $59 million loss on the repurchase of long-term debt. Other income, net in the second quarter of 2006 and the first six months of 2006 included a $34 million favorable adjustment resulting from the settlement of a class action lawsuit filed in 2003. Other income, net in the first six months of 2006 also included a $21 million gain on the sale of Space Imaging (in which we had an investment).

The effective tax rate from continuing operations was 33.5% and 34.1% in the second quarter of 2007 and 2006, respectively, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. The effective tax rate from continuing operations was 33.7% and 34.0% in the first six months of 2007 and 2006, respectively, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting.

The effective tax rate in the second quarter of 2007 and the first six months of 2007 was reduced by manufacturing tax benefits, ESOP dividend deductions and the research tax credit, and was increased by various non-deductible expenses. The effective tax rate in the second quarter of 2006 and the first six months of 2006 was reduced by manufacturing tax benefits, ESOP dividend deductions, and export-related tax benefits, and was increased by various non-deductible expenses. The effective tax rate excludes state taxes. The provision for state income taxes is generally accounted for as deferred contract costs and included in contracts in process until allocated to our contracts, as these costs can generally be recovered through the pricing of products and services to the U.S. government.

Income from continuing operations was $356 million in the second quarter of 2007, or $0.79 per diluted share on 448.8 million average shares outstanding versus income from continuing operations of $276 million in the second quarter of 2006, or $0.61 per diluted share on 450.9 million average shares outstanding. Income from continuing operations was $670 million in the first six months of 2007, or $1.49 per diluted share on 451.0 million average shares outstanding versus $548 million in the first six months of 2006, or $1.22 per diluted share on 450.3 million average shares outstanding.

Income from discontinued operations, net of tax, as discussed below in Discontinued Operations, was $979 million or $2.18 per diluted share in the second quarter of 2007 versus $34 million or $0.08 per diluted share in the second quarter of 2006. Income from discontinued operations, net of tax, was $1,011 million or $2.24 per diluted share in the first six months of 2007 versus $49 million or $0.11 per diluted share in the first six months of 2006. Included in income from discontinued operations, net of tax, in the second quarter of 2007 and first six months of 2007 was $986 million related to the gain on sale of Raytheon Aircraft. (Loss) income from discontinued operations, net of tax, in the second quarter of 2007 and 2006 was $7 million of expense and $34 million of income, respectively. Income from discontinued operations, net of tax, in the first six months of 2007 and 2006 was $25 million and $49 million, respectively. The sale of Raytheon Aircraft was completed on March 26, 2007, the first day of the second quarter.

Net income in the second quarter of 2007 was $1,335 million, or $2.97 per diluted share versus net income of $310 million, or $0.69 per diluted share in the second quarter of 2006. Net income in the first six months of 2007 was $1,681 million, or $3.73 per diluted share versus $597 million, or $1.33 per diluted share in the first six months of 2006.

Segment Results

	Net Sales Three Months Ended		Net Sales Six Months Ended
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Integrated Defense Systems	$1,166	$1,038	$2,258	$2,001
Intelligence and Information Systems	666	633	1,254	1,244
Missile Systems	1,244	1,117	2,384	2,106
Network Centric Systems	1,052	880	1,981	1,671
Space and Airborne Systems	1,065	1,057	2,029	2,075
Technical Services	473	466	899	916
Other	217	202	398	392
Corporate and Eliminations	(464)	(420)	(856)	(772)

Total	$5,419	$4,973	$10,347	$9,633

	Operating Income Three Months Ended		Operating Income Six Months Ended
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Integrated Defense Systems	$212	$177	$411	$335
Intelligence and Information Systems	63	58	118	113
Missile Systems	134	122	254	232
Network Centric Systems	139	91	256	175
Space and Airborne Systems	133	152	262	297
Technical Services	29	30	50	61
Other	1	(10)	(7)	(23)
FAS/CAS Pension Adjustment	(63)	(96)	(125)	(181)
Corporate and Eliminations	(60)	(63)	(121)	(115)

Total	$588	$461	$1,098	$894

Backlog consisted of the following at:

	Funded Backlog(1)		Total Backlog
(In millions)	June 24, 2007	Dec. 31, 2006	June 24, 2007	Dec. 31, 2006
Integrated Defense Systems	$3,879	$4,088	$7,958	$7,934
Intelligence and Information Systems	877	893	3,615	3,935
Missile Systems	5,071	5,135	9,356	9,504
Network Centric Systems	4,031	4,037	5,328	5,059
Space and Airborne Systems	2,968	2,770	5,115	5,591
Technical Services	996	1,020	1,701	1,572
Other	245	243	245	243

Total	$18,067	$18,186	$33,318	$33,838

(1)	Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

	Gross Bookings(1)
	Three Months Ended		Six Months Ended
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Integrated Defense Systems	$1,050	$850	$2,306	$1,704
Intelligence and Information Systems	564	784	1,099	1,141
Missile Systems	1,005	1,188	2,317	2,420
Network Centric Systems	1,165	639	2,129	1,562
Space and Airborne Systems	790	730	1,267	1,950
Technical Services	195	446	740	641
Other	204	200	397	386

Total	$4,973	$4,837	$10,255	$9,804

(1)	Gross bookings in each year are influenced by timing of awards that may cover multiple fiscal years and exclude contract cancellations and terminations.

Integrated Defense Systems

	Three Months Ended			Six Months Ended
($ in millions)	June 24, 2007	June 25, 2006	% Change	June 24, 2007	June 25, 2006	% Change
Net Sales	$1,166	$1,038	12.3%	$2,258	$2,001	12.8%
Operating Income	212	177	19.8%	411	335	22.7%
Operating Margin	18.2%	17.1%		18.2%	16.7%

Gross Bookings	$1,050	$850	23.5%	$2,306	$1,704	35.3%

Net Sales. The increase in sales in the second quarter of 2007 of $128 million was primarily due to volume growth of $43 million on a U.S. Navy combat systems program, $37 million on a joint battlefield sensor program and $29 million on several domestic and international missile defense programs.

The increase in sales in the first six months of 2007 of $257 million was primarily due to volume growth of $68 million on several international and domestic missile defense programs, $64 million on a U.S. Navy combat systems program and $53 million on a joint battlefield sensor program.

Operating Income and Margin. The increase in operating income of $35 million and margin improvement in the second quarter of 2007 were primarily due to higher volume and program performance improvements of $20 million on several domestic and international missile defense programs and $13 million on a U.S. Navy combat systems program.

The increase in operating income of $76 million and margin improvement in the first six months of 2007 were primarily due to higher volume and program performance improvements of $31 million on several international missile defense programs, $20 million on several domestic missile defense programs and $16 million on a U.S. Navy combat systems program.

Bookings. During the quarter, IDS booked $298 million to provide system and software engineering for the Ballistic Missile Defense System (BMDS) program, $146 million related to the renewal of an international Patriot technical support contract and $113 million for the continued design, production, integration, and testing of Cobra Judy Replacement Mission Equipment (CJRME).

Intelligence and Information Systems

	Three Months Ended			Six Months Ended
($ in millions)	June 24, 2007	June 25, 2006	% Change	June 24, 2007	June 25, 2006	% Change
Net Sales	$666	$633	5.2%	$1,254	$1,244	0.8%
Operating Income	63	58	8.6%	118	113	4.4%
Operating Margin	9.5%	9.2%		9.4%	9.1%

Gross Bookings	$564	$784	-28.1%	$1,099	$1,141	-3.7%

Net Sales. The increase in sales in the second quarter of 2007 of $33 million was primarily due to increased activities on several programs with the U.S. Air Force as well as growth in certain classified programs.

Sales for the first six months of 2007 were relatively consistent with 2006.

Operating Income and Margin. Operating income and margin in the second quarter of 2007 and first six months of 2007 remained relatively consistent with the same periods in 2006.

Bookings. During the quarter, IIS booked $332 million on a number of classified contracts, including $157 million on a major classified contract.

Missile Systems

	Three Months Ended			Six Months Ended
($ in millions)	June 24, 2007	June 25, 2006	% Change	June 24, 2007	June 25, 2006	% Change
Net Sales	$1,244	$1,117	11.4%	$2,384	$2,106	13.2%
Operating Income	134	122	9.8%	254	232	9.5%
Operating Margin	10.8%	10.9%		10.7%	11.0%

Gross Bookings	$1,005	$1,188	-15.4%	$2,317	$2,420	-4.3%

Net Sales. The increase in sales in the second quarter of 2007 of $127 million was primarily due to $84 million of higher volume on the Standard Missile, AIM-9X and Phalanx programs.

The increase in sales in the first six months of 2007 of $278 million was primarily due to $214 million of higher volume on the Standard Missile, Phalanx and Advanced Medium-Range Air-to-Air Missile (AMRAAM) programs.

Operating Income and Margin. The increase in operating income of $12 million in the second quarter of 2007 and $22 million in the first six months of 2007 was primarily due to increased volume.

Bookings. During the quarter, MS booked $175 million for the production of AMRAAM for the U.S. Air Force. MS also booked $105 million for additional development on the Rolling Airframe Missile program for the U.S. Navy and $91 million for the production of Standard Missile-3.

Network Centric Systems

	Three Months Ended			Six Months Ended
($ in millions)	June 24, 2007	June 25, 2006	% Change	June 24, 2007	June 25, 2006	% Change
Net Sales	$1,052	$880	19.5%	$1,981	$1,671	18.6%
Operating Income	139	91	52.7%	256	175	46.3%
Operating Margin	13.2%	10.3%		12.9%	10.5%

Gross Bookings	$1,165	$639	82.3%	$2,129	$1,562	36.3%

Net Sales. The increase in sales in the second quarter of 2007 of $172 million and the increase in sales in the first six months of 2007 of $310 million were primarily due to growth in certain U.S. Army programs including an integrated ground combat surveillance program, a weapon locating radar program and increased production on the Improved Target Acquisition System program.

Operating Income and Margin. The increase in operating income of $48 million in the second quarter of 2007 and $81 million in the first six months of 2007 was primarily due to improved program performance on some of our U.S. Army production contracts and increased volume.

Bookings. During the quarter, NCS booked $159 million for development work on the U.S. Navy Multiband Terminal (NMT) contract, which has a combined potential value over its lifetime in excess of $1 billion for development and production. The program award is currently under protest by one of the alternative bidders.

Space and Airborne Systems

	Three Months Ended			Six Months Ended
($ in millions)	June 24, 2007	June 25, 2006	% Change	June 24, 2007	June 25, 2006	% Change
Net Sales	$1,065	$1,057	0.8%	$2,029	$2,075	-2.2%
Operating Income	133	152	-12.5%	262	297	-11.8%
Operating Margin	12.5%	14.4%		12.9%	14.3%

Gross Bookings	$790	$730	8.2%	$1,267	$1,950	-35.0%

Net Sales. The increase in sales in the second quarter of 2007 of $8 million was primarily due to $60 million of growth on certain classified programs and certain advanced countermeasures programs, partially offset by lower volume on a sensor program.

The decrease in sales in the first six months of 2007 of $46 million was primarily due to lower volume on a sensor program, certain radar support programs and an aircraft radar detection system program, partially offset by volume growth of $83 million in a classified program and certain advanced countermeasures programs.

Operating Income and Margin. The decrease in operating income of $19 million in the second quarter of 2007 and $35 million in the first six months of 2007 and the related decline in margins were primarily due to positive program profit adjustments recorded in 2006 and profit adjustments recorded on a sensor program and certain other programs in 2007.

Bookings. During the quarter, SAS booked over $200 million on a number of classified contracts.

Technical Services

	Three Months Ended			Six Months Ended
($ in millions)	June 24, 2007	June 25, 2006	%Change	June 24, 2007	June 25, 2006	% Change
Net Sales	$473	$466	1.5%	$899	$916	-1.9%
Operating Income	29	30	-3.3%	50	61	-18.0%
Operating Margin	6.1%	6.4%		5.6%	6.7%

Gross Bookings	$195	$446	-56.3%	$740	$641	15.4%

Net Sales. The increase in sales in the second quarter of 2007 of $7 million was primarily due to $31 million of higher volume on certain Defense Threat Reduction Agency (DTRA) programs, partially offset by reduced volume at our depot services operation.

The decrease in sales in the first six months of 2007 of $17 million was primarily due to lower volume on a support services program, as well as reduced volume at our depot services operation, partially offset by $52 million of higher volume on certain DTRA programs.

Operating Income and Margin. Operating income and margin in the second quarter of 2007 remained relatively consistent with the second quarter of 2006. The decrease in operating income of $11 million in the first six months of 2007 and the related decline in margins were primarily due to profit adjustments recorded on certain programs and reduced volume.

Bookings. During the quarter, TS was awarded the U.S. Army’s Warfighter Field Operations Customer Support (FOCUS) contract to improve the readiness and effectiveness of U.S. Army soldiers. This Indefinite Delivery/Indefinite Quantity (IDIQ) contract has a potential total value in excess of $11 billion over a 10-year period. The program award is currently under protest by one of the alternative bidders.

Other

	Three Months Ended			Six Months Ended
($ in millions)	June 24, 2007	June 25, 2006	% Change	June 24, 2007	June 25, 2006	% Change
Net Sales	$217	$202	7.4%	$398	$392	1.5%
Operating Income	1	(10)	110.0%	(7)	(23)	69.6%
Operating Margin	0.5%	-5.0%		-1.8%	-5.9%

Gross Bookings	$204	$200	2.0%	$397	$386	2.8%

The Other category is comprised of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC (RAAS) and Raytheon Professional Services LLC (RPS).

The increase in sales in the Other category in the second quarter of 2007 was primarily due to higher sales at RAAS. Sales for the first six months of 2007 were relatively consistent with the first six months of 2006. The increase in operating income of $11 million and the improvement in operating margin in the second quarter and the first six months of 2007 was primarily due to improved operating results at FO driven by several measures implemented in prior years, including replacing older aircraft and reducing the number of different types of aircraft in its fleet.

FO has a history of operating losses. In the fourth quarter of 2006, we recorded a $55 million pretax goodwill impairment charge related to FO. FO must continue to demonstrate substantial operating performance improvement, including achieving its sales forecasts and reducing operating expenses, to meet its projected financial objectives and estimated future cash flows. During the quarter, we evaluated whether conditions existed or events occurred that impacted FO’s ability to achieve its financial objectives or otherwise affected the value of FO, including the matters discussed below. Other conditions or events may include a downturn in the fractional ownership or general aviation markets, continued increased competition, an increase in FO’s operating costs due to higher aircraft or other costs, the availability of new or used aircraft, a change in our operating model or strategy with respect to FO or other information regarding its market value. If, in the future, we determine that the fair value of FO, which is largely based upon FO’s projected future financial performance assuming continued operation by us, is less than its carrying value, then our investment in FO could become further impaired. Based upon our current analysis, we do not believe that FO is further impaired at this time, however, in the event that such a condition occurs, we may record additional charges which could have a material adverse effect on our results of operations. As of June 24, 2007, the consolidated net assets of FO were $276 million including a goodwill balance of $78 million.

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

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation, and declining commercial aviation market conditions. At June 24, 2007 and December 31, 2006, our exposure on commuter aircraft assets was approximately $286 million relating to 167 aircraft and approximately $325 million relating to 192 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

Discontinued Operations

Income from discontinued operations consisted of the following results from Raytheon Aircraft and Raytheon Engineers & Constructors businesses (RE&C):

	Three Months Ended
	Pretax		After-tax
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Gain on sale of Raytheon Aircraft	$1,598	$—	$986	$—
Raytheon Aircraft	(7)	53	(5)	35
RE&C	(1)	(2)	(2)	(1)

Total	$1,590	$51	$979	$34

	Six Months Ended
	Pretax		After-tax
(In millions)	June 24, 2007	June 25, 2006	June 24, 2007	June 25, 2006
Gain on sale of Raytheon Aircraft	$1,598	$—	$986	$—
Raytheon Aircraft	37	79	24	52
RE&C	3	(5)	1	(3)

Total	$1,638	$74	$1,011	$49

No interest expense was allocated to discontinued operations in the second quarter of 2007 and 2006 and the first six months of 2007 and 2006 since there was no debt specifically attributable to discontinued operations or required to be repaid with proceeds from the sale.

Raytheon Aircraft— In the second quarter of 2007, we completed the sale of Raytheon Aircraft to Hawker Beechcraft Inc., a new company formed by GS Capital Partners, an affiliate of Goldman Sachs, and Onex Partners, for $3,318 million in gross proceeds, which resulted in net proceeds of $3,117 million. The primary difference between the gross and net proceeds is a $131 million final purchase price adjustment for cash retained by us through the closing of the transaction. We recorded a gain on sale of $986 million, net of $612 million of federal, foreign and state taxes in the second quarter of 2007 and the first six months of 2007. We retained certain assets and liabilities of Raytheon Aircraft after the sale. At June 24, 2007, $65 million was included in non-current assets related to a residual interest in certain receivables sold by Raytheon Aircraft in 2006 and $35 million was included in non-current liabilities related to certain environmental and product liabilities. Any future income statement activity related to these retained assets and liabilities will be included in discontinued operations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants. The related pension assets and obligations are included in our pension disclosures.

Raytheon Engineers & Constructors—In 2000 we sold RE&C to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, we were required to perform various contract and lease obligations under letters of credit, surety bonds and guarantees (Support Agreements) that it had provided to project owners and other parties. We have since resolved most of the Support Agreement obligations. The resolution of the remaining Support Agreement obligations is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Financial Condition and Liquidity

We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions, and research and development; managing our balance sheet, including debt repayments and pension contributions; and returning cash to our shareholders, including dividend payments and stock repurchases, as outlined below.

In the second quarter of 2007, we received gross proceeds of $3,318 million, which resulted in net proceeds of $3,117 million related to the sale of Raytheon Aircraft. We are using and intend to continue to use the net after-tax proceeds of $2,419 million in a manner consistent with our capital deployment strategy and as discussed in more detail below.

Operating Activities—Net cash used in operating activities was $466 million in the first six months of 2007 versus net cash provided by operating activities of $440 million in the first six months of 2006. Net cash used in operating activities from continuing operations was $425 million in the first six months of 2007 versus net cash provided by operating activities from continuing operations of $426 million in the first six months of 2006. The increase in net cash used in operating activities in the first six months of 2007 was primarily due to higher tax payments, discretionary pension contributions and an increase in working capital. In the first six months of 2007, we made approximately $645 million of federal and foreign tax payments, which includes $316 million related to the sale of RAC. In the first six months of 2007, we also made $70 million of net state tax payments. Tax payments in 2007 are expected to be approximately $1.2 billion, which includes approximately $630 million related to the sale of Raytheon Aircraft but does not include $85 million of expected net state tax payments which can generally be recovered through the pricing of products and services to the U.S. government. We plan to make both discretionary and required contributions to our pension plans of approximately $815 million in 2007. We have made an aggregate of $630 million of contributions to our pension plans in the first six months of 2007, including $400 million of discretionary contributions versus $200 million in the first six months of 2006.

We provide long-term financing to our commuter and fractional aircraft customers. There was no origination of financing receivables in the first six months of 2007 versus $7 million in the first six months of 2006. Collection of financing receivables not sold was $56 million in the first six months of 2007 versus $53 million in the first six months of 2006. There were no sales of financing receivables in the first six months of 2007. We received proceeds of $28 million in the first six months of 2006 related to the sale of certain financing receivables.

Investing Activities—Net cash provided by investing activities in the first six months of 2007 was $2,960 million versus net cash used in investing activities of $128 million in the first six months of 2006. In the first six months of 2007, as discussed above in Discontinued Operations, we received net proceeds of $3,117 million related to the sale of Raytheon Aircraft. Capital expenditures were $96 million in the first six months of 2007 versus $88 million in the first six months of 2006. Capitalized expenditures for internal use software were $34 million in the first six months of 2007 versus $25 million in the first six months of 2006. We expect our capital and internal use software expenditures to be approximately $350 million and $110 million, respectively, in 2007, consistent with the anticipated growth of our business and for specific investments. In pursuing our business strategies, we acquire and make investments in certain businesses that meet certain strategic and financial criteria. In addition, from time to time, we divest of certain non-core businesses and investments. In the first six months of 2006, we sold our investment in HRL Laboratories, LLC for net proceeds of $28 million, received proceeds of $21 million related to the sale of Space Imaging (in which we had an investment) and paid $47 million for the acquisition of Houston Associates, Inc.

Financing Activities—Cash provided by operating activities has been the primary source used to repay debt, pay dividends and repurchase common stock. We are also using a portion of the proceeds from the sale of Raytheon Aircraft for these activities. Net cash used in financing activities was $1,909 million in the first six months of 2007 versus $589 million in the first six months of 2006. Dividends paid to stockholders were $220 million in the first six months of 2007 versus $205 million in the first six months of 2006. In March 2007, our Board of Directors authorized the increase to the annual dividend rate from $0.96 to $1.02 per share. The quarterly dividend rate was $0.255 per share for the first six months of 2007. Although we do not have a formal dividend policy, management believes that a reasonable dividend payout ratio based on the current industry environment and market conditions is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). All dividends are approved by our Board of Directors.

In the second quarter of 2007, we repurchased $1,039 million of our long-term debt maturing between 2008-2010, at a loss of $59 million based on the fair value of the debt upon retirement. The early repurchase of debt is in addition to the $687 million of notes scheduled to mature in 2007.

In November 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock which was completed during the third quarter of 2006. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock. In December 2006, our Board of Directors authorized an increase to our existing repurchase program of up to an additional $750 million of our outstanding common stock. In the first six months of 2007, we repurchased 14.7 million shares of common stock for $801 million under this program. In the first six months of 2006, we repurchased 2.4 million shares of common stock for $102 million.

Capital Structure and Resources

Total debt was $2.9 billion at June 24, 2007 and $4.0 billion at December 31, 2006. Cash and cash equivalents were

$3.0 billion at June 24, 2007 and $2.5 billion at December 31, 2006. Our outstanding debt bears interest at fixed interest rates ranging from 4.5% to 7.2% and matures at various dates through 2028. However, we entered into various interest rate swaps that correspond to a portion of our fixed rate debt in order to effectively hedge interest rate risk. The $575 million notional value of interest rate swaps that remained outstanding at June 24, 2007 effectively converted that portion of our total fixed-rate debt to variable-rate debt based on LIBOR. Total debt, as a percentage of total capital, was 19.3% at June 24, 2007 versus 26.3% at December 31, 2006.

We have a $2.2 billion bank revolving credit facility in which we can draw down on lines of credit and use the credit facility to support commercial paper or letters of credit that we may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of June 24, 2007 and December 31, 2006, there were no borrowings under the credit facility. We had, however, approximately $65 million and $70 million of outstanding letters of credit at June 24, 2007 and December 31, 2006, respectively, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capitalization of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during the first six months of 2007 and 2006 and expect to continue to be in compliance throughout the remainder of 2007.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. In 2005 Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a $150 million committed multicurrency revolving credit facility. There were no borrowings under the credit facility at June 24, 2007 and December 31, 2006. In addition, other uncommitted bank lines totaled approximately $15 million at June 24, 2007 and December 31, 2006. There were no amounts outstanding under these lines of credit at June 24, 2007 and December 31, 2006. Compensating balance arrangements are not material.

As of June 24, 2007, our credit ratings were assigned by Fitch’s at F2 for short-term borrowing and BBB+ for senior debt, by Moody’s at P-2 for short-term borrowing and Baa1 for senior debt, and by Standard and Poor’s at A-2 for short-term borrowing and BBB+ for senior debt.

In May 2006, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion in debt securities, common or preferred stock and warrants to purchase the aforementioned securities. In June 2006, we used approximately $450 million under another shelf registration to register the common stock to be issued upon the exercise of the warrants issued as part of our settlement of a securities class action lawsuit. At June 24, 2007, our shelf registrations aggregated $5.0 billion of which $3.3 billion remained available.

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

Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $117 million. Discounted at a weighted-average risk-free rate of 5.8%, we estimate the liability to be $85 million before U.S. government recovery and had this amount accrued at June 24, 2007. A portion of these costs is eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $50 million at June 24, 2007 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the condensed consolidated financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates.

Approximately $303 million, $700 million and $123 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at June 24, 2007, respectively, and $311 million, $702 million and $120 million were outstanding at December 31, 2006, respectively. These instruments expire on various dates through 2015.

Included in guarantees, letters of credit and surety bonds above was $108 million, $28 million and $10 million at June 24, 2007, respectively, and $83 million, $86 million and $11 million at December 31, 2006, respectively, related to discontinued operations. Also included in guarantees and letters of credit above was $58 million and $169 million at June 24, 2007, respectively, and $92 million and $157 million at December 31, 2006, respectively, related to our joint venture in Thales-Raytheon Systems (TRS). Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

In the first quarter of 2007, the IRS began a federal excise tax audit at Flight Options LLC (FO), which covers our treatment of certain FO customer fees and charges. We believe that an unfavorable outcome is not probable because, among other reasons, there is a reasonable basis for our position and it is consistent with industry practice. Nevertheless, the ultimate resolution of this matter is uncertain and difficult to predict and an unfavorable outcome could have a material effect on our results of operations.

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

The customers of FO have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $469 million and $497 million at June 24, 2007 and December 31, 2006, respectively.

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation and declining commercial aviation market conditions. At June 24, 2007 and December 31, 2006, our exposure on commuter aircraft assets was approximately $286 million relating to 167 aircraft and approximately $325 million relating to 192 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian government were current at June 24, 2007.

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

The financial instruments we hold that are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of the financial instruments that we held at June 24, 2007 and June 25, 2006, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10%, was approximately $2 million, after-tax. The notional value of these financial instruments was approximately $575 million at June 24, 2007 and $600 million at June 25, 2006. Fixed rate financial instruments were not evaluated, as the risk exposure is not material. We also held foreign currency forward contracts with a value of approximately $1.1 billion, mainly in British pounds, Canadian dollars and Euros. We believe our exposure due to changes in foreign exchange rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a– 15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of June 24, 2007.

Conclusion of Evaluation

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 24, 2007 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We are involved in various stages of investigation and cleanup relative to remediation of various environmental sites. All appropriate costs expected to be incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any liability is not expected to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations is contained in “Environmental Regulation” within Item 1, Item 1A. “Risk Factors,” “Commitments and Contingencies” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), and “Note 10: Commitments and Contingencies” within this Form 10-Q.

Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity after giving effect to provisions already recorded.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
April
(March 26 – April 22, 2007)	10,827	$52.96	—	$1,137 million
May
(April 23 – May 20, 2007)	3,982,294	$54.12	3,795,000	$932 million
June
(May 21 – June 24, 2007)	5,960,744	$55.21	5,795,000	$611 million

Total	9,953,865	$54.77	9,590,000

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the second quarter of 2007 includes: (i) the surrender by employees of 359,836 shares to satisfy income tax withholding obligations in connection with the vesting and distribution of common shares related to the restricted stock previously issued to employees, and (ii) the surrender by employees of 4,029 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options.
(2)	On December 20, 2006, our Board of Directors approved an increase to our repurchase program of up to an additional $750 million, subject to the closing of our sale of Raytheon Aircraft, which was completed on March 26, 2007, and has been included above. Purchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 Annual Meeting of Stockholders was held on May 2, 2007. A total of 406,538,290 shares of our common stock were present or represented by proxy at the meeting, representing approximately 91% of the shares outstanding as of the record date for the meeting. There was no solicitation in opposition to our Board of Directors’ nominees as listed in our proxy statement. Under Delaware law, an abstention generally has the effect of a vote against a shareholder proposal.

At the Annual Meeting, our stockholders took the following actions:

1.	Elected the following directors for one-year terms of office expiring at our 2008 Annual Meeting of Stockholders:

Name	For	Against	Abstain
Barbara M. Barrett	391,034,495	10,352,717	5,152,078
Vernon E. Clark	394,368,940	7,055,740	5,114,610
John M. Deutch	389,042,939	12,411,207	5,085,144
Frederic M. Poses	391,736,042	9,495,638	5,307,610
Michael C. Ruettgers	394,130,577	7,071,712	5,337,001
Ronald L. Skates	391,128,952	10,186,798	5,223,540
William R. Spivey	388,417,652	12,789,194	5,332,444
Linda G. Stuntz	393,985,236	7,425,799	5,128,255
William H. Swanson	391,407,333	10,496,646	4,635,311

2.	Approved the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors.

For	397,194,649
Against	6,144,342
Abstain	3,200,299

3.	Rejected a stockholder proposal regarding the separation of the roles of Chairman and Chief Executive Officer, as described in our proxy statement.

For	53,599,288
Against	312,184,766
Abstain	4,126,400
Broker Non-Votes	36,628,836

4.	Rejected a stockholder proposal regarding the adoption of cumulative voting, as described in our proxy statement.

For	154,312,889
Against	210,724,054
Abstain	4,873,530
Broker Non-Votes	36,628,817

5.	Rejected a stockholder proposal regarding stockholder approval of senior executive retirement benefits, as described in our proxy statement.

For	181,915,553
Against	180,254,217
Abstain	7,740,992
Broker Non-Votes	36,628,528

ITEM 6.	EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President and Chief Accounting Officer
Principal Accounting Officer

July 26, 2007