Form 10-Q
period 2007-09-23
RAYTHEON CO/
filed 2007-10-25
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2007.

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

Number of shares of common stock outstanding as of October 12, 2007: 429,307,000.

RAYTHEON COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions)	Sept. 23, 2007	Dec. 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$2,609	$2,460
Accounts receivable, less allowance for doubtful accounts	155	178
Contracts in process	3,894	3,600
Inventories	543	487
Deferred taxes	215	257
Prepaid expenses and other current assets	391	239
Assets held for sale	—	2,296
Total current assets	7,807	9,517
Property, plant and equipment, net	2,062	2,131
Deferred taxes	74	189
Goodwill	11,464	11,539
Other assets, net	2,084	2,115
Total assets	$23,491	$25,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current portion of long-term debt	$119	$687
Advance payments and billings in excess of costs incurred	1,786	1,962
Accounts payable	982	920
Accrued employee compensation	950	944
Other accrued expenses	1,138	1,193
Liabilities held for sale	—	1,009
Total current liabilities	4,975	6,715
Accrued retiree benefits and other long-term liabilities	4,083	4,232
Long-term debt	2,249	3,278

Commitments and contingencies (note 10)

Minority interest	211	165

Stockholders’ equity	11,973	11,101
Total liabilities and stockholders’ equity	$23,491	$25,491

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(In millions except per share amounts)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Net sales	$5,355	$4,936	$15,702	$14,569
Cost of sales	4,276	4,047	12,583	11,886
Administrative and selling expenses	460	327	1,167	991
Research and development expenses	142	106	377	342
Total operating expenses	4,878	4,480	14,127	13,219
Operating income	477	456	1,575	1,350
Interest expense	41	65	155	202
Interest income	(42)	(15)	(127)	(49)
Other expense (income), net	9	(2)	68	(41)
Non-operating expense, net	8	48	96	112
Income from continuing operations before taxes	469	408	1,479	1,238
Federal and foreign income taxes	165	141	505	423
Income from continuing operations	304	267	974	815

(Loss) income from discontinued operations, net of tax	(5)	54	20	103
Gain on sale, net of tax	—	—	986	—
(Loss) income from discontinued operations	(5)	54	1,006	103
Net income	$299	$321	$1,980	$918
Earnings per share from continuing operations
Basic	$0.70	$0.60	$2.23	$1.84
Diluted	$0.69	$0.59	$2.17	$1.81
(Loss) earnings per share from discontinued operations
Basic	$(0.01)	$0.12	$2.31	$0.23
Diluted	$(0.01)	$0.12	$2.24	$0.23
Earnings per share
Basic	$0.69	$0.73	$4.54	$2.08
Diluted	$0.68	$0.71	$4.42	$2.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In millions)	Sept. 23, 2007	Sept. 24, 2006
Cash flows from operating activities
Net income	$1,980	$918
Less: Income from discontinued operations, net of tax	(20)	(103)
Less: Gain on sale, net of tax	(986)	—
Income from continuing operations	974	815
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	284	275
Deferred taxes	187	176
Net gain on sales of investments	—	(15)
Decrease in accounts receivable	29	44
Change in contracts in process and advance payments and billings in excess of costs incurred	(467)	(404)
Increase in inventories	(52)	(109)
(Increase) decrease in prepaid expenses and other current assets	(21)	16
Increase in accounts payable	65	11
Increase (decrease) in accrued employee compensation	6	(6)
Decrease in other accrued expenses	(59)	(36)
Change in income taxes payable	(742)	118
Origination of financing receivables	—	(8)
Collection of financing receivables not sold	71	75
Sale of financing receivables	—	29
Pension and other, net	35	178
Net cash provided by operating activities from continuing operations	310	1,159
Net cash (used in) provided by operating activities from discontinued operations	(45)	33
Net cash provided by operating activities	265	1,192
Cash flows from investing activities
Expenditures for property, plant and equipment	(161)	(146)
Proceeds from sales of property, plant and equipment	5	1
Capitalized expenditures for internal use software	(52)	(50)
Change in other assets	(5)	(1)
Payment for purchases of acquired companies, net of cash received	—	(87)
Proceeds from sales of operating units and investments, net	3,117	50
Net cash provided by (used in) investing activities from continuing operations	2,904	(233)
Net cash used in investing activities from discontinued operations	(27)	(27)
Net cash provided by (used in) investing activities	2,877	(260)
Cash flows from financing activities
Dividends paid	(331)	(313)
Decrease in short-term debt and other notes payable	(1)	(63)
Repayments of long-term debt	(1,605)	—
Repayments of subordinated notes payable	—	(382)
Repurchase of common stock	(1,301)	(352)
Proceeds under common stock plans	198	114
Tax benefit from stock-based awards	47	24
Net cash used in financing activities	(2,993)	(972)
Net increase (decrease) in cash and cash equivalents	149	(40)
Cash and cash equivalents at beginning of year	2,460	1,202
Cash and cash equivalents at end of period	$2,609	$1,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAYTHEON COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Raytheon Company have been prepared on substantially the same basis as our annual consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), have been condensed or omitted. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for the interim periods in accordance with GAAP and with the instructions to Form 10-Q in Article 10 of Regulation S-X. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. As discussed in more detail below in Note 9, Discontinued Operations, and elsewhere in this Quarterly Report on Form 10-Q on March 26, 2007 we completed the sale of Raytheon Aircraft, which has been accounted for as a discontinued operation. Our prior period consolidated financial statements have been reclassified to reflect Raytheon Aircraft as a discontinued operation. Certain prior year amounts have also been reclassified to conform to the current year presentation. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

2. Inventories

Inventories consisted of the following at:

(In millions)	Sept. 23, 2007	Dec. 31, 2006
Finished goods	$146	$170
Work in process	299	229
Materials and purchased parts	98	88
Total	$543	$487

Inventories at Flight Options LLC and Raytheon Airline Aviation Services LLC totaled $162 million at September 23, 2007 and $175 million at December 31, 2006. Inventories at the government and defense businesses include component parts, materials and in certain instances, costs incurred in advance of contract award or funding. If we determine that the contract award or funding is probable, these precontract costs, excluding any start-up costs, are capitalized in inventory. Capitalized precontract costs of $106 million and $84 million were included in inventory at September 23, 2007 and December 31, 2006, respectively.

3. Product Warranty

We provide for product warranties in conjunction with certain product sales where revenue is recognized upon delivery.

Activity related to warranty accruals was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Balance at beginning of period	$42	$31	$34	$29
Provisions for warranties	5	2	17	9
Warranty services provided	(2)	(2)	(6)	(7)
Balance at end of period	$45	$31	$45	$31

Costs incurred under warranty provisions performed under long-term contracts using the cost-to-cost measure of progress are accounted for as contract costs and are excluded from the table above, as the estimation of these costs is an integral part of the determination of the pricing of those long-term contracts.

4. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

(In millions)	Sept. 23, 2007	Dec. 31, 2006
Preferred stock, no outstanding shares	$—	$—
Common stock, outstanding shares	4	5
Additional paid-in capital	10,458	10,097
Accumulated other comprehensive loss	(2,292)	(2,514)
Treasury stock, at cost	(2,160)	(816)
Retained earnings	5,963	4,329
Total	$11,973	$11,101

In the nine months ended September 23, 2007, we repurchased 23.3 million shares of our common stock for $1,301 million versus 7.9 million shares for $352 million in the nine months ended September 24, 2006, under our stock repurchase programs. As of September 23, 2007, we had $111 million available under our remaining stock repurchase program.

On October 24, 2007, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock.

We declared a dividend of $0.255 per share in the three months ended September 23, 2007. In the three months ended September 24, 2006, we declared two dividends for a total of $0.48 per share. All dividends are approved by our Board of Directors.

The changes in shares of common stock outstanding were as follows:

(In millions)	Shares
Balance at December 31, 2006	445.9
Stock plan activity	8.7
Treasury stock activity	(24.1)
Balance at September 23, 2007	430.5

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution using the treasury stock method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Average common shares outstanding for basic EPS	431,239	441,922	436,324	442,304
Dilutive effect of stock options, restricted stock and LTPP	7,643	7,489	8,026	7,447
Dilutive effect of warrants	4,115	2,182	3,823	746
Shares for diluted EPS	442,997	451,593	448,173	450,497

Stock options to purchase 3.2 million and 6.9 million shares of common stock outstanding in the three months ended September 23, 2007 and September 24, 2006, respectively, and options to purchase 5.0 million and 7.0 million shares of common stock in the nine months ended September 23, 2007 and September 24, 2006, respectively, did not affect the computation of diluted EPS, as the exercise prices for these options were greater than the average market price of our common stock during the respective periods.

In the three months ended June 25, 2006, we issued 12,025,662 warrants to purchase our common stock, of which 12,015,453 were outstanding at September 23, 2007, in connection with our settlement of a securities class action lawsuit. These warrants were issued with an exercise price of $37.50 per share and have been included in the calculation of diluted shares for the three and nine months ended September 23, 2007 and September 24, 2006.

In the nine months ended September 23, 2007, 1,825,932 shares of restricted stock were issued, 1,183,966 shares vested and 442,115 shares were forfeited.

In the three months ended March 25, 2007, 943,349 shares of common stock were issued in connection with the vesting of the 2004-2006 Long-Term Performance Plan (LTPP) awards. In addition, we granted the 2007-2009 LTPP awards with an aggregate target award of 435,800 units. The goals under these awards are independent of each other and based on three metrics: return on invested capital, weighted at 50%; total shareholder return relative to a peer group, weighted at 25%; and free cash flow, weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and also includes dividend equivalents which are not included in the number above.

The components of other comprehensive (loss) income generally include foreign currency translation adjustments, unfunded projected benefit obligation and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Net income	$299	$321	$1,980	$918
Other comprehensive (loss) income:
Amortization of unfunded projected benefit obligation	72	—	195	—
Adjustment to revalue unfunded projected benefit obligation	(118)	—	(118)	—
Elimination of Raytheon Aircraft unfunded benefit obligations and cash flow hedges in connection with sale	—	—	77	—
Foreign exchange translation	22	16	48	37
Other, net	9	7	20	23
Total other comprehensive (loss) income	(15)	23	222	60
Comprehensive income	$284	$344	$2,202	$978

5. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

IRS examinations of our tax returns have been completed through 2002 and IRS examinations of our tax returns for 2003-2005 began in March 2007. Reports by the IRS Appeals Division (Appeals) involving various domestic and Foreign Sales Corporation issues for 1989-1997 are being reviewed by the Joint Committee on Taxation. We have protested to Appeals certain proposed adjustments primarily involving benefits under the Foreign Sales Corporation and Extraterritorial Income export regimes for 1998-2002. The Appeals report on our 1984-1990 federal research credit refund claim is now under review by the Joint Committee on Taxation. We are under audit by a number of state tax authorities but do not expect any significant amounts to be asserted from such audits. State tax liabilities will be adjusted to account for any changes in federal taxable income for 1989-2002, as well as any adjustments in subsequent years, as those years are ultimately resolved with the IRS.

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

The components of net periodic expense of our Pension Benefits were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Service cost	$85	$101	$304	$304
Interest cost	245	220	713	661
Expected return on plan assets	(274)	(242)	(824)	(728)
Amortization of prior service cost	4	4	10	12
Recognized net actuarial loss	118	124	314	371
Net periodic expense	$178	$207	$517	$620

Our net periodic expense includes expense from foreign pension benefit plans of $7 million in the three months ended September 23, 2007 and September 24, 2006, and $20 million and $22 million in the nine months ended September 23, 2007 and September 24, 2006, respectively.

The components of net periodic (income) expense of our Other Benefits were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Service cost	$3	$4	$9	$11
Interest cost	13	16	41	50
Expected return on plan assets	(10)	(10)	(32)	(30)
Amortization of transition asset	2	2	6	6
Amortization of prior service cost	(13)	(13)	(39)	(39)
Recognized net actuarial (gain) loss	(1)	6	3	18
Net periodic (income) expense	$(6)	$5	$(12)	$16

Under Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R), any previously unrecognized deferred amounts, such as demographic or asset gains or losses and the impact of historical plan changes are included in accumulated other comprehensive loss. These amounts are amortized from accumulated other comprehensive loss to net periodic expense.

On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation with final census and investment valuation data for the end of the prior year. As a result of this update, in the three months ended September 23, 2007, we recorded a $205 million Pension Benefits increase and a $24 million Other Benefits decrease to the unfunded projected benefit obligation with a corresponding net after-tax increase of $118 million to accumulated other comprehensive loss. This will increase our annual FAS/CAS Pension Adjustment by $7 million, $5 million of which was recorded in the three and nine months ended September 23, 2007.

We plan to make both discretionary and required contributions to our Pension Benefits and Other Benefits of approximately $820 million and $45 million, respectively, in 2007. In the nine months ended September 23, 2007 and September 24, 2006, we contributed an aggregate of approximately $795 million and $520 million, respectively, to these plans.

7. Business Segment Reporting

Reportable segments, which are organized based on capabilities and technologies, include: Integrated Defense

Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services, together with our Other category, which consists of Flight Options LLC, Raytheon Airline Aviation Services LLC and Raytheon Professional Services LLC. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee or other agreed terms, which may differ from what the selling entity would be able to obtain on external sales. Corporate and Eliminations includes certain Company-wide accruals and intersegment sales and profit eliminations.

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

Technical Services’ revised results for the four quarters of 2006 were as follows:

	Net Sales	Operating Income
Three Months Ended	(In millions)
March 26, 2006	$450	$31
June 25, 2006	466	30
September 24, 2006	500	35
December 31, 2006	594	46
Full Year 2006	$2,010	$142

Segment financial results were as follows:

	Net Sales
	Three Months Ended		Nine Months Ended
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Integrated Defense Systems	$1,147	$1,030	$3,405	$3,031
Intelligence and Information Systems	680	626	1,934	1,870
Missile Systems	1,247	1,081	3,631	3,187
Network Centric Systems	1,036	879	3,017	2,550
Space and Airborne Systems	1,016	1,069	3,045	3,144
Technical Services	513	500	1,412	1,416
Other	191	190	589	582
Corporate and Eliminations	(475)	(439)	(1,331)	(1,211)
Total	$5,355	$4,936	$15,702	$14,569

Intersegment sales in the three months ended September 23, 2007 and September 24, 2006, respectively, were $27 million and $20 million for Integrated Defense Systems, $6 million and $8 million for Intelligence and Information Systems, $11 million and $7 million for Missile Systems, $103 million and $117 million for Network Centric Systems, $149 million and $147 million for Space and Airborne Systems, $165 million and $148 million for Technical Services and $5 million and $2 million for Other.

Intersegment sales in the nine months ended September 23, 2007 and September 24, 2006, respectively, were $74 million and $60 million for Integrated Defense Systems, $20 million and $14 million for Intelligence and Information Systems, $31 million and $21 million for Missile Systems, $305 million and $296 million for Network Centric Systems, $434 million and $407 million for Space and Airborne Systems, $433 million and $426 million for Technical Services and $14 million and $2 million for Other.

	Operating Income
	Three Months Ended		Nine Months Ended
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Integrated Defense Systems	$206	$167	$617	$502
Intelligence and Information Systems	64	58	182	171
Missile Systems	139	109	393	341
Network Centric Systems	123	87	379	262
Space and Airborne Systems	121	148	383	445
Technical Services	34	35	84	96
Other	(96)	(10)	(103)	(33)

FAS/CAS Pension Adjustment	(67)	(90)	(192)	(271)
Corporate and Eliminations	(47)	(48)	(168)	(163)
Total	$477	$456	$1,575	$1,350

Intersegment operating income in the three months ended September 23, 2007 and September 24, 2006, respectively was $2 million and $2 million for Integrated Defense Systems, $1 million and none for Intelligence and Information Systems, $1 million and none for Missile Systems, $9 million and $10 million for Network Centric Systems, $14 million and $15 million for Space and Airborne Systems, $13 million and $14 million for Technical Services and none and none for Other.

Intersegment operating income in the nine months ended September 23, 2007 and September 24, 2006, respectively was $6 million and $5 million for Integrated Defense Systems, $2 million and $1 million for Intelligence and Information Systems, $2 million and $1 million for Missile Systems, $28 million and $24 million for Network Centric Systems, $40 million and $38 million for Space and Airborne Systems, $36 million and $36 million for Technical Services and $1 million and none for Other.

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense in accordance with Cost Accounting Standards (CAS) and is reported as a separate line item in our segment results. SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans that are determined by other factors. CAS prescribes the allocation to and recovery of pension costs on U.S. government contracts and is a major factor in determining pension funding requirements. The results for each segment only include pension expense as determined under CAS that can generally be recovered through the pricing of products and services to the U.S. government.

	Identifiable Assets
(In millions)	Sept. 23, 2007	Dec. 31, 2006
Integrated Defense Systems	$1,755	$1,761
Intelligence and Information Systems	1,995	1,946
Missile Systems	4,892	4,770
Network Centric Systems	3,757	3,731
Space and Airborne Systems	4,482	4,271
Technical Services	1,303	1,361
Other	821	1,045
Corporate	4,486	4,310
Assets held for sale	—	2,296
Total	$23,491	$25,491

8. Other Expense (Income), net

The components of other expense (income), net were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Loss on repurchases of long-term debt	$—	$—	$59	$—
Gain on sale of Space Imaging investment	—	—	—	(21)
Securities class action lawsuit adjustment	—	—	—	(34)
ERISA lawsuit settlement	—	—	—	7
Loss on sale of HRL investment	—	—	—	4
Other	9	(2)	9	3
Total	$9	$(2)	$68	$(41)

In the nine months ended September 23, 2007, we repurchased long-term debt of $1,039 million at a loss of $59 million pretax.

9. Discontinued Operations

(Loss) income from discontinued operations at Raytheon Aircraft and Raytheon Engineers & Constructors businesses (RE&C) was as follows:

	Three Months Ended
	Pretax		After-tax
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Raytheon Aircraft	$(2)	$85	$(2)	$56
RE&C	(3)	(2)	(3)	(2)
Total	$(5)	$83	$(5)	$54

	Nine Months Ended
	Pretax		After-tax
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Gain on sale of Raytheon Aircraft	$1,598	$—	$986	$—
Raytheon Aircraft	35	164	22	108
RE&C	—	(7)	(2)	(5)
Total	$1,633	$157	$1,006	$103

No interest expense was allocated to discontinued operations for the three and nine months ended September 23, 2007 and September 24, 2006 since there was no debt specifically attributable to discontinued operations or required to be repaid with proceeds from the sale.

Raytheon Aircraft— On March 26, 2007, we completed the sale of Raytheon Aircraft to Hawker Beechcraft Inc., a new company formed by GS Capital Partners, an affiliate of Goldman Sachs, and Onex Partners, for $3,318 million in gross proceeds, which resulted in net proceeds of $3,117 million. The primary difference between the gross and net proceeds was a $131 million final purchase price adjustment for cash retained by us through the closing of the transaction. We recorded a gain on sale of $986 million, net of $612 million of federal, foreign and state taxes, in the nine months ended September 23, 2007. We retained certain assets and liabilities of Raytheon Aircraft after the sale. At September 23, 2007, $64 million was included in non-current assets related to a residual interest in certain receivables sold by Raytheon Aircraft in 2006 and $40 million was included in current liabilities related to certain environmental and product liabilities. Any future income statement activity related to these retained assets and liabilities will be included in discontinued operations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants. The related pension assets and obligations are included in our pension disclosures.

The key components of (loss) income from discontinued operations related to Raytheon Aircraft were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Net sales	$—	$757	$642	$1,987
Operating expenses	2	676	597	1,834
(Loss) income before taxes	(2)	85	35	164
Income taxes	—	29	13	56
(Loss) income from discontinued operations	$(2)	$56	$22	$108
Gain on sale, net of tax	$—	$—	$986	$—

The key components of assets and liabilities held for sale related to Raytheon Aircraft consisted of the following at:

(In millions)	Dec. 31, 2006
Current assets	$1,771
Non-current assets	525
Total assets	$2,296
Current liabilities	$872
Non-current liabilities	137
Total liabilities	$1,009

At December 31, 2006, total assets held for sale consisted primarily of accounts receivable, net of $165 million, inventories of $1,426 million and property, plant and equipment, net of $521 million. At December 31, 2006, total liabilities held for sale consisted primarily of advance payments and billings in excess of costs of $420 million, accounts payable of $228 million, accrued expenses of $186 million and accrued retiree benefits and other long-term liabilities of $137 million.

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

Other accrued expenses included net current liabilities for RE&C of $24 million at September 23, 2007 and $23 million at December 31, 2006.

10. Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $125 million. Discounted at a weighted-average risk-free rate of 5.8%, we estimate the liability to be $88 million before U.S. government recovery and had this amount accrued at September 23, 2007. A portion of these costs is eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $52 million at September 23, 2007 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the condensed consolidated financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $284 million, $680 million and $123 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at September 23, 2007, respectively, and $311 million, $702 million and $120 million were outstanding at December 31, 2006, respectively. These instruments expire on various dates through 2015.

Included in guarantees, letters of credit and surety bonds above was $93 million, $28 million and $10 million at September 23, 2007, respectively, and $83 million, $86 million and $11 million at December 31, 2006, respectively, related to discontinued operations. Also included in guarantees and letters of credit above was $55 million and $170 million at September 23, 2007, respectively, and $92 million and $157 million at December 31, 2006, respectively, related to our joint venture in Thales-Raytheon Systems (TRS). Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

The customers of FO have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $461 million and $497 million at September 23, 2007 and December 31, 2006, respectively.

Raytheon Airline Aviation Services LLC (RAAS) has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation and declining commercial aviation market conditions. At September 23, 2007 and December 31, 2006, our exposure on commuter aircraft assets was approximately $270 million relating to 162 aircraft and approximately $325 million relating to 192 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition or sell the business in its entirety, the value realized would likely be reduced.

In 1997 we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian government were current at September 23, 2007.

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

12. Acquisitions

In the three months ended September 23, 2007, we entered into an agreement to acquire Oakley Networks, which will be part of Intelligence and Information Systems, for a total purchase price of $193 million, exclusive of retention and management incentive payments. The acquisition was completed in October 2007.

13. Sale of Flight Options LLC

In connection with our on-going evaluation of our long-term strategy regarding FO, in the three months ended September 23, 2007, we sought and received a number of initial bids to purchase the business. These initial bids were below our previous estimates of FO’s fair value, which was based upon its projected discounted cash flows. As a result of receiving these external indications of market value and other conditions and events that occurred during the quarter, we evaluated whether FO’s long-lived assets and its goodwill were impaired. Based on the results of this analysis, we recorded an impairment charge included in administrative and selling expenses of $84 million pretax, $69 million after-tax, which included all of FO’s remaining $78 million of goodwill and a portion of its intangible assets. We continue to classify FO as part of continuing operations since the criteria to classify FO as held for sale had not been met at September 23, 2007. In October 2007, our Board of Directors approved and we entered into a definitive agreement to sell FO to H.I.G. Capital, a global private investment firm, which is subject to a purchase price adjustment (PPA) and customary closing conditions.

In the three months ended December 31, 2007, when we expect to have met the held for sale criteria, we will reclassify the prior period results of FO to discontinued operations and take an after-tax charge of approximately $45 million, subject to the PPA, to write down the net assets of FO to the expected sales price less costs to sell. As the carrying value of the individual underlying long-lived assets are less than or equal to their estimated fair value at September 23, 2007, this additional charge cannot be recorded until held for sale treatment is met. We expect the closing of the sale to occur in the three months ended December 31, 2007.

With respect to the unaudited condensed consolidated financial information of Raytheon Company for the three and nine months ended September 23, 2007 and September 24, 2006, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 25, 2007, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying condensed consolidated balance sheet of Raytheon Company and its subsidiaries (the Company) as of September 23, 2007, and the related consolidated statements of operations for each of the three and nine month periods ended September 23, 2007 and September 24, 2006 and the consolidated statements of cash flows for the nine month periods ended September 23, 2007 and September 24, 2006. This interim financial information is the responsibility of the Company’s management.

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

October 25, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements including information regarding our 2007 financial outlook, future plans, objectives, business prospects and anticipated financial performance including, without limitation, statements regarding the outcome of tax audits and other matters and our provision for tax positions; contributions to our pension plans; potential value of contracts; our expectations regarding further charges to write down the net assets of Flight Options LLC; the resolution of the Warfighter protest; the impact of environmental contingencies, government investigations and other claims and legal proceedings; other entities satisfying their obligations which we have guaranteed; use of capital, including the proceeds from the sale of Raytheon Aircraft; expected capital and internal use software expenditures; compliance with debt covenants; funding for our operating, capital expenditure and debt service requirements; and our exposure to changes in foreign exchange rates. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “outlook” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our 2006 Annual Report on Form 10-K and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

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

When a formal appropriation bill has not been signed into law before the end of the U.S. government’s fiscal year, Congress typically passes a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives. Congress recently passed a continuing resolution which is in effect from October 1, 2007 through November 16, 2007. During such period (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and such delays can affect our revenue and profit during the period of delay.

As discussed in more detail below, on March 26, 2007 we completed the sale of Raytheon Aircraft.

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

Consolidated Results of Operations

As noted above in our Cautionary Note Regarding Forward-Looking Statements, our results of operations of an interim period, and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Also, our use of a fiscal calendar, which may affect the number of work days between the current interim period and the same interim period in the prior year, could have an effect on the results of operations between the current period and the comparable period in the prior year. For example, there were 63 work days in the third quarter of 2007 versus 62 work days in the third quarter of 2006. In the first nine months of 2007 there were 186 work days versus 185 work days in the first nine months of 2006. The following discussions of comparative results among periods should be viewed in this context. In addition, in our discussions of comparative results, changes in sales are typically expressed in terms of volume. Volume generally refers to increases (or decreases) in revenues incurred due to varying production activity levels, delivery rates or service levels on individual contracts. Volume changes will typically carry a corresponding margin change based on the margin rate for a particular contract. Segment operating margin reflects the performance of segment contracts and programs. In addition, in our discussions of comparative results, changes in segment operating margin are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract margin rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract that reflect improved (or deteriorated) operating or award fee performance on a particular contract. Changes in estimates of contract sales, costs and profits are recognized using a cumulative catch-up which recognizes in the current period the cumulative effect of the changes on current and prior periods.

Net sales were $5.4 billion in the third quarter of 2007 versus $4.9 billion in the third quarter of 2006. The increase in sales was primarily due to higher sales at MS, NCS and IDS. Sales to the U.S. Department of Defense (DoD) were 80% of sales in the third quarter of 2007 versus 77% of sales in the third quarter of 2006. Total sales to the U.S. government were 84% of sales in the third quarter of 2007 and 2006. Included in U.S. government sales were foreign military sales of $446 million and $258 million in the third quarter of 2007 and 2006, respectively. Total international sales, including foreign military sales, were $1,098 million or 21% of sales in the third quarter of 2007 versus $869 million or 18% of sales in the third quarter of 2006. Net sales in the first nine months of 2007 were $15.7 billion versus $14.6 billion in the first nine months of 2006. The increase in sales was primarily due to higher sales at NCS, MS and IDS. Sales to the DoD were 79% of sales in the first nine months of 2007 versus 77% of sales in the first nine months of 2006. Total sales to the U.S. government were 84% of sales in the first nine months of 2007 and 2006. Included in U.S. government sales were foreign military sales of $1,148 million and $861 million in the first nine months of 2007 and 2006, respectively. Total international sales, including foreign military sales, were $3,099 million or 20% of sales in the first nine months of 2007 versus $2,592 million or 18% of sales in the first nine months of 2006.

Gross margin, net sales less cost of sales, in the third quarter of 2007 was $1.1 billion or 20.1% of sales versus $0.9 billion or 18.0% of sales in the third quarter of 2006. Included in gross margin was the FAS/CAS Pension Adjustment, described below, of $67 million and $90 million of expense in the third quarter of 2007 and 2006, respectively. Gross margin in the first nine months of 2007 was $3.1 billion or 19.9% of sales versus $2.7 billion or 18.4% of sales in the first nine months of 2006. Included in gross margin was the FAS/CAS Pension Adjustment of $192 million and $271 million of expense in the first nine months of 2007 and 2006, respectively.

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense in accordance with Cost Accounting Standards (CAS) and is reported as a separate line item in our segment results. SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans that are determined by other factors. CAS prescribes the allocation to and recovery of pension costs on U.S. government contracts and is a major factor in determining pension funding requirements. The results for each segment only include pension expense as determined under CAS that can generally be recovered through the pricing of products and services to the U.S. government.

Administrative and selling expenses were $460 million or 8.6% of sales in the third quarter of 2007 versus $327 million or 6.6% of sales in the third quarter of 2006. Administrative and selling expenses were $1,167 million or 7.4% of sales in the first nine months of 2007 versus $991 million or 6.8% of sales in the first nine months of 2006. Included in administrative and selling expenses in the third quarter of 2007 and the first nine months of 2007 was an impairment charge of $84 million to write off all of Flight Options LLC’s remaining goodwill and a portion of its intangible assets.

Research and development expenses were $142 million or 2.7% of sales in the third quarter of 2007 versus $106 million or 2.1% of sales in the third quarter of 2006. Research and development expenses were $377 million or 2.4% of sales in the first nine months of 2007 versus $342 million or 2.3% of sales in the first nine months of 2006.

Operating income was $477 million or 8.9% of sales in the third quarter of 2007 versus $456 million or 9.2% of sales in the third quarter of 2006. Operating income was $1,575 million or 10.0% of sales in the first nine months of 2007 versus $1,350 million or 9.3% of sales in the first nine months of 2006. The changes in operating income by segment are discussed below in Segment Results.

Interest expense in the third quarter of 2007 was $41 million versus $65 million in the third quarter of 2006. Interest expense in the first nine months of 2007 was $155 million versus $202 million in the first nine months of 2006. The decrease in interest expense in the third quarter of 2007 and the first nine months of 2007 was primarily due to lower average debt and a lower weighted-average cost of borrowing.

Interest income in the third quarter of 2007 was $42 million versus $15 million in the third quarter of 2006. Interest income in the first nine months of 2007 was $127 million versus $49 million in the first nine months of 2006. The increase in interest income in the third quarter of 2007 and the first nine months of 2007 was due to a higher average cash balance as a result of the proceeds from the sale of Raytheon Aircraft.

Other expense (income), net, in the third quarter of 2007 was $9 million of expense versus $2 million of income in the third quarter of 2006. Other expense (income), net in the first nine months of 2007 was $68 million of expense versus $41 million of income in the first nine months of 2006. Other expense, net, in the first nine months of 2007 included a $59 million loss on the repurchases of long-term debt. Other income, net, in the first nine months of 2006 included a $34 million favorable adjustment resulting from the settlement of a class action lawsuit filed in 2003 and a $21 million gain on the sale of Space Imaging (in which we had an investment).

The effective tax rate from continuing operations was 35.2% and 34.6% in the third quarter of 2007 and 2006, respectively, and 34.1% and 34.2% in the first nine months of 2007 and 2006, respectively, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting.

The effective tax rate in the third quarter of 2007 and the first nine months of 2007 was reduced by manufacturing tax benefits, certain dividend deductions and the research tax credit, and was increased by non-deductible goodwill and various other non-deductible expenses. The effective tax rate in the third quarter of 2006 and the first nine months of 2006 was reduced by manufacturing tax benefits, certain dividend deductions, and export-related tax benefits, and was increased by various non-deductible expenses. The effective tax rate excludes state taxes. The provision for state income taxes is generally accounted for as deferred contract costs and included in contracts in process until allocated to our contracts, as these costs can generally be recovered through the pricing of products and services to the U.S. government.

Income from continuing operations was $304 million in the third quarter of 2007 or $0.69 per diluted share on 443.0 million average shares outstanding versus income from continuing operations of $267 million in the third quarter of 2006 or $0.59 per diluted share on 451.6 million average shares outstanding. Income from continuing operations was $974 million in the first nine months of 2007 or $2.17 per diluted share on 448.2 million average shares outstanding versus $815 million in the first nine months of 2006 or $1.81 per diluted share on 450.5 million average shares outstanding.

(Loss) income from discontinued operations, net of tax, as discussed below in Discontinued Operations, was a loss of $5 million or $0.01 per diluted share in the third quarter of 2007 versus income of $54 million or $0.12 per diluted share in the third quarter of 2006. (Loss) income from discontinued operations, net of tax, was income of $1,006 million or $2.24 per diluted share in the first nine months of 2007 versus income of $103 million or $0.23 per diluted share in the first nine months of 2006. Included in income from discontinued operations, net of tax, in the first nine months of 2007 was income of $986 million related to the gain on sale of Raytheon Aircraft.

Net income in the third quarter of 2007 was $299 million or $0.68 per diluted share versus net income of $321 million or $0.71 per diluted share in the third quarter of 2006. Net income in the first nine months of 2007 was $1,980 million or $4.42 per diluted share versus $918 million or $2.04 per diluted share in the first nine months of 2006.

Segment Results

Segment financial results were as follows:

	Net Sales
	Three Months Ended		Nine Months Ended
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Integrated Defense Systems	$1,147	$1,030	$3,405	$3,031
Intelligence and Information Systems	680	626	1,934	1,870
Missile Systems	1,247	1,081	3,631	3,187
Network Centric Systems	1,036	879	3,017	2,550
Space and Airborne Systems	1,016	1,069	3,045	3,144
Technical Services	513	500	1,412	1,416

Other	191	190	589	582
Corporate and Eliminations	(475)	(439)	(1,331)	(1,211)
Total	$5,355	$4,936	$15,702	$14,569

	Operating Income
	Three Months Ended		Nine Months Ended
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Integrated Defense Systems	$206	$167	$617	$502
Intelligence and Information Systems	64	58	182	171
Missile Systems	139	109	393	341
Network Centric Systems	123	87	379	262
Space and Airborne Systems	121	148	383	445
Technical Services	34	35	84	96
Other	(96)	(10)	(103)	(33)
FAS/CAS Pension Adjustment	(67)	(90)	(192)	(271)
Corporate and Eliminations	(47)	(48)	(168)	(163)
Total	$477	$456	$1,575	$1,350

Backlog consisted of the following at:
	Funded Backlog(1)		Total Backlog
(In millions)	Sept. 23, 2007	Dec. 31, 2006	Sept. 23, 2007	Dec. 31, 2006
Integrated Defense Systems	$3,399	$4,088	$8,458	$7,934
Intelligence and Information Systems	925	893	4,142	3,935
Missile Systems	4,866	5,135	9,078	9,504
Network Centric Systems	4,094	4,037	5,407	5,059
Space and Airborne Systems	2,907	2,770	4,900	5,591
Technical Services	1,044	1,020	1,686	1,572
Other	218	243	218	243
Total	$17,453	$18,186	$33,889	$33,838
(1) Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.
	Gross Bookings(1)
	Three Months Ended		Nine Months Ended
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Integrated Defense Systems	$1,625	$720	$3,931	$2,424
Intelligence and Information Systems	1,441	785	2,540	1,926
Missile Systems	965	1,720	3,282	4,140
Network Centric Systems	1,034	1,032	3,163	2,594
Space and Airborne Systems	917	715	2,184	2,665
Technical Services	322	265	1,062	906
Other	159	166	556	552
Total	$6,463	$5,403	$16,718	$15,207
(1)	Gross bookings in each year are influenced by timing of awards that may cover multiple fiscal years and exclude contract cancellations and terminations.

Integrated Defense Systems

	Three Months Ended			Nine Months Ended
($ in millions)	Sept. 23, 2007	Sept. 24, 2006	% Change	Sept. 23, 2007	Sept. 24, 2006	% Change
Net Sales	$1,147	$1,030	11.4%	$3,405	$3,031	12.3%
Operating Income	206	167	23.4%	617	502	22.9%
Operating Margin	18.0%	16.2%		18.1%	16.6%
Gross Bookings	$1,625	$720	125.7%	$3,931	$2,424	62.2%

Net Sales. The increase in sales in the third quarter of 2007 of $117 million was primarily due to volume growth of

$73 million on several domestic and international missile defense programs and $42 million on two joint battlefield sensor programs. The increase in sales in the first nine months of 2007 of $374 million was primarily due to volume growth of $165 million on several domestic and international missile defense programs, $95 million on two joint battlefield sensor programs and $47 million on a U.S. Navy combat systems program.

Operating Income and Margin. The increase in operating income of $39 million and margin improvement in the third quarter of 2007 were primarily due to program performance improvements of $28 million on several international and domestic missile defense programs and higher volume. IDS also benefited in the quarter from sales of certain technology rights. The increase in operating income of $115 million and margin improvement in the first nine months of 2007 were primarily due to higher volume and program performance improvements of $78 million on several international and domestic missile defense programs and $18 million on a U.S. Navy combat systems program.

Bookings. During the quarter, IDS booked $958 million for the production phase of mission support equipment for the two lead Zumwalt-class destroyers for the U.S. Navy. IDS also booked $123 million for the Patriot Pure Fleet program for the U.S. Army. In the first nine months of 2007, IDS booked $1,187 million for the U.S. Navy’s Zumwalt Class program. IDS also booked $513 million for certain Patriot programs including an international technical support program, an engineering services support program, the Patriot Pure Fleet program, described above, and a Guidance Enhanced Missile—Tactical (GEM-T) upgrade program. Additionally, IDS booked $298 million on the Ballistic Missile Defense System (BMDS) program, $148 million on the Terminal High Altitude Area Defense (THAAD) radar program, $116 million for the SPY-1 radar on the AEGIS program and $113 million on the Cobra Judy Replacement Mission Equipment (CJRME) program.

Intelligence and Information Systems

	Three Months Ended			Nine Months Ended
($ in millions)	Sept. 23, 2007	Sept. 24, 2006	% Change	Sept. 23, 2007	Sept. 24, 2006	% Change
Net Sales	$680	$626	8.6%	$1,934	$1,870	3.4%
Operating Income	64	58	10.3%	182	171	6.4%
Operating Margin	9.4%	9.3%		9.4%	9.1%
Gross Bookings	$1,441	$785	83.6%	$2,540	$1,926	31.9%

Net Sales. The increase in sales in the third quarter of 2007 of $54 million and the increase in sales in the first nine months of 2007 of $64 million were primarily due to increased volume on several programs with the U.S. Air Force and several information systems programs.

Operating Income. The increase in operating income of $6 million in the third quarter of 2007 and increased operating income of $11 million in the first nine months of 2007 was primarily due to increased volume.

Bookings. During the quarter, IIS booked $781 million for the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program and $101 million for the U.S. Air Force’s Consolidated Field Service (CFS) contract to provide global intelligence, surveillance and reconnaissance support. IIS also booked $279 million on a number of classified contracts. In the first nine months of 2007, IIS booked $897 million on a number of classified contracts, including $157 million on a major classified contract. IIS also booked $781 million on the NPOESS program and $101 million for the CFS contract.

Missile Systems

	Three Months Ended			Nine Months Ended
($ in millions)	Sept. 23, 2007	Sept. 24, 2006	% Change	Sept. 23, 2007	Sept. 24, 2006	% Change
Net Sales	$1,247	$1,081	15.4%	$3,631	$3,187	13.9%
Operating Income	139	109	27.5%	393	341	15.2%
Operating Margin	11.1%	10.1%		10.8%	10.7%
Gross Bookings	$965	$1,720	-43.9%	$3,282	$4,140	-20.7%

Net Sales. The increase in sales in the third quarter of 2007 of $166 million was primarily due to $120 million of higher volume on the Standard Missile and Evolved Sea Sparrow Missile (ESSM) programs. The increase in sales in the first nine months of 2007 of $444 million was primarily due to $348 million of higher volume on the Standard Missile, Phalanx and ESSM programs.

Operating Income and Margin. The increase in operating income of $30 million and margin improvement in the third quarter of 2007 was due to higher volume and improved program performance. The increase in operating income of $52 million in the first nine months of 2007 was primarily due to higher volume.

Bookings. During the quarter, MS booked $223 million for the production of ESSM and $201 million for Standard Missile-2 (SM-2). MS also booked $117 million for the production of Javelin for the U.S. Army and U.S. Marines. In the first nine months of 2007, MS booked $690 million on Standard Missile programs, $327 million on the ESSM program and $320 million for Tactical Tomahawk programs.

Network Centric Systems

	Three Months Ended			Nine Months Ended
($ in millions)	Sept. 23, 2007	Sept. 24, 2006	% Change	Sept. 23, 2007	Sept. 24, 2006	% Change
Net Sales	$1,036	$879	17.9%	$3,017	$2,550	18.3%
Operating Income	123	87	41.4%	379	262	44.7%
Operating Margin	11.9%	9.9%		12.6%	10.3%
Gross Bookings	$1,034	$1,032	NM	$3,163	$2,594	21.9%

Net Sales. The increase in sales in the third quarter of 2007 of $157 million and the increase in sales in the first nine months of 2007 of $467 million were primarily due to $134 million and $453 million, respectively, of increased volume on certain U.S. Army programs, including an integrated ground combat surveillance program, a weapon locating radar program, a communications program and the Improved Target Acquisition System program.

Operating Income and Margin. The increase in operating income of $36 million and margin improvement in the third quarter of 2007 and increased operating income of $117 million and margin improvement in the first nine months of 2007 was primarily due to $20 million and $85 million, respectively, of improved program performance and volume on certain U.S. Army programs.

Bookings. During the quarter, NCS booked $116 million to provide Long Range Advanced Scout Surveillance Systems (LRAS3) and $104 million for Horizontal Technology Integration (HTI) forward-looking infrared kits to the U.S. Army. NCS also booked $106 million on the Long Range Radar Service Life Extension Program (LRR SLEP). In the first nine months of 2007, NCS booked $528 million on various U.S. Army programs including the Firefinder locating radar program, the LRAS3 program, the HTI program and $121 million on the Commander’s Independent Viewers (CIVs) program. NCS also booked $106 million on the LRR SLEP program and $159 million for development work on the U.S. Navy Multiband Terminal (NMT) contract, which has a combined potential value over its lifetime in excess of $1 billion for development and production.

Space and Airborne Systems

	Three Months Ended			Nine Months Ended
($ in millions)	Sept. 23, 2007	Sept. 24, 2006	% Change	Sept. 23, 2007	Sept. 24, 2006	% Change
Net Sales	$1,016	$1,069	-5.0%	$3,045	$3,144	-3.1%
Operating Income	121	148	-18.2%	383	445	-13.9%
Operating Margin	11.9%	13.8%		12.6%	14.2%
Gross Bookings	$917	$715	28.3%	$2,184	$2,665	-18.0%

Net Sales. The decrease in sales in the third quarter of 2007 of $53 million was primarily due to lower volume of $46 million on a sensor program and an airborne radar program. The decrease in sales in the first nine months of 2007 of $99 million was primarily due to $90 million of lower volume on a sensor program.

Operating Income and Margin. The decrease in operating income of $27 million in the third quarter of 2007 and the related decline in margin was primarily due to program performance and lower volume on an airborne radar program and positive program profit adjustments recorded in 2006. The decrease in operating income of $62 million in the first nine months of 2007 and the related decline in margin was primarily due to profit adjustments and lower volume on a sensor program and positive program profit adjustments recorded in 2006.

Bookings. During the quarter, SAS booked over $123 million on a number of classified contracts. In the first nine months of 2007, SAS booked over $428 million on a number of classified contracts.

Technical Services

	Three Months Ended			Nine Months Ended
($ in millions)	Sept. 23, 2007	Sept. 24, 2006	% Change	Sept. 23, 2007	Sept. 24, 2006	% Change
Net Sales	$513	$500	2.6%	$1,412	$1,416	-0.3%
Operating Income	34	35	-2.9%	84	96	-12.5%
Operating Margin	6.6%	7.0%		5.9%	6.8%
Gross Bookings	$322	$265	21.5%	$1,062	$906	17.2%

Net Sales. The increase in sales in the third quarter of 2007 of $13 million was primarily due to $30 million of higher volume on certain Defense Threat Reduction Agency (DTRA) programs, partially offset by reduced volume at our depot services operation. The decrease in sales in the first nine months of 2007 of $4 million was primarily due to a $90 million decrease at our depot services operation, partially offset by higher volume on certain DTRA programs.

Operating Income and Margin. Operating income and margin in the third quarter of 2007 remained relatively consistent with the third quarter of 2006. The decrease in operating income of $12 million in the first nine months of 2007 and the related decline in margins were primarily due to decreased volume in our higher margin depot services operation partially offset by increased volume on certain DTRA programs.

Bookings. During the second quarter of 2007, TS was awarded the U.S. Army’s Warfighter Field Operations Customer Support (FOCUS) contract to improve the readiness and effectiveness of U.S. Army soldiers. This Indefinite Delivery/Indefinite Quantity (IDIQ) contract has a potential total value in excess of $11 billion over a 10-year period. In the third quarter of 2007, the program protest by one of the alternative bidders was sustained. We expect resolution of this issue to occur in the fourth quarter. In the first nine months of 2007, TS booked $488 million on work for the Department of Energy and the DTRA.

Other

	Three Months Ended			Nine Months Ended
($ in millions)	Sept. 23, 2007	Sept. 24, 2006	% Change	Sept. 23, 2007	Sept. 24, 2006	% Change
Net Sales	$191	$190	0.5%	$589	$582	1.2%
Operating Income	(96)	(10)	-860.0%	(103)	(33)	-212.1%
Operating Margin	-50.3%	-5.3%		-17.5%	-5.7%
Gross Bookings	$159	$166	-4.2%	$556	$552	0.7%

The Other category is comprised of Flight Options LLC (FO), Raytheon Airline Aviation Services LLC (RAAS) and Raytheon Professional Services LLC (RPS).

Sales in the Other category in the third quarter of 2007 and the first nine months of 2007 were relatively consistent with the third quarter of 2006 and the first nine months of 2006, respectively. The increase in operating loss of $86 million in the third quarter and the lower operating margin in the third quarter and the first nine months of 2007 were primarily due to the impairment charge of $84 million described below and an $11 million charge related to the impact of a recent property tax law change, both of which relate to FO.

In connection with our on-going evaluation of our long-term strategy regarding FO, in the third quarter of 2007, we sought and received a number of initial bids to purchase the business. These initial bids were below our previous estimates of FO’s fair value, which was based upon its projected discounted cash flows. As a result of receiving these external indications of market value and other conditions and events that occurred during the quarter, we evaluated whether FO’s long-lived assets and its goodwill were impaired. Based on the results of this analysis, we recorded an impairment charge of $84 million pretax, $69 million after-tax, which included all of FO’s remaining goodwill and a portion of its intangible assets. We continue to classify FO as part of continuing operations since the criteria to classify FO as held for sale had not been met at September 23, 2007.

In October 2007, our Board of Directors approved and we entered into a definitive agreement to sell FO to H.I.G. Capital, a global private investment firm, which is subject to a purchase price adjustment (PPA) and customary closing conditions. In the fourth quarter of 2007, when we expect to have met the held for sale criteria, we will reclassify the prior period results of FO as discontinued operations and take an after-tax charge of approximately $45 million, subject to the PPA, to write down the net assets of FO to the expected sales price less costs to sell. As the carrying value of the individual underlying long-lived assets are less than or equal to their estimated fair value at September 23, 2007, this additional charge cannot be recorded until held for sale treatment is met. We expect the closing of the sale to occur in the fourth quarter of 2007.

As of September 23, 2007, the remaining net assets of FO were $100 million.

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

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation, and declining commercial aviation market conditions. At September 23, 2007 and December 31, 2006, our exposure on commuter aircraft assets was approximately $270 million relating to 162 aircraft and approximately $325 million relating to 192 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

Discontinued Operations

(Loss) income from discontinued operations at Raytheon Aircraft and Raytheon Engineers & Constructors businesses (RE&C) was as follows:

	Three Months Ended
	Pretax		After-tax
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Raytheon Aircraft	$(2)	$85	$(2)	$56
RE&C	(3)	(2)	(3)	(2)
Total	$(5)	$83	$(5)	$54

	Nine Months Ended
	Pretax		After-tax
(In millions)	Sept. 23, 2007	Sept. 24, 2006	Sept. 23, 2007	Sept. 24, 2006
Gain on sale of Raytheon Aircraft	$1,598	$—	$986	$—
Raytheon Aircraft	35	164	22	108
RE&C	—	(7)	(2)	(5)
Total	$1,633	$157	$1,006	$103

No interest expense was allocated to discontinued operations in the third quarter of 2007 and 2006 and the first nine months of 2007 and 2006 since there was no debt specifically attributable to discontinued operations or required to be repaid with proceeds from the sale.

Raytheon Aircraft— On March 26, 2007, we completed the sale of Raytheon Aircraft to Hawker Beechcraft Inc., a new company formed by GS Capital Partners, an affiliate of Goldman Sachs, and Onex Partners, for $3,318 million in gross proceeds, which resulted in net proceeds of $3,117 million. The primary difference between the gross and net proceeds was a $131 million final purchase price adjustment for cash retained by us through the closing of the transaction. We recorded a gain on sale of $986 million, net of $612 million of federal, foreign and state taxes in the first nine months of 2007. We retained certain assets and liabilities of Raytheon Aircraft after the sale. At September 23, 2007, $64 million was included in current assets related to a residual interest in certain receivables sold by Raytheon Aircraft in 2006 and $40 million was included in current liabilities related to certain environmental and product liabilities. Any future income statement activity related to these retained assets and liabilities will be included in discontinued operations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants. The related pension assets and obligations are included in our pension disclosures.

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

Financial Condition and Liquidity

We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions and research and development; managing our balance sheet, including debt repayments and pension contributions; and returning cash to our shareholders, including dividend payments and stock repurchases, as outlined below.

In the second quarter of 2007, we received gross proceeds of $3,318 million, which resulted in net proceeds of $3,117 million related to the sale of Raytheon Aircraft. We are using and intend to continue to use the net after-tax proceeds of $2,419 million in a manner consistent with our capital deployment strategy and as discussed in more detail below.

Operating Activities - Net cash provided by operating activities was $265 million in the first nine months of 2007 versus $1,192 million in the first nine months of 2006. Net cash provided by operating activities from continuing operations was $310 million in the first nine months of 2007 versus $1,159 million in the first nine months of 2006. The decrease in net cash provided by operating activities in the first nine months of 2007 was primarily due to higher tax payments, discretionary pension contributions and an increase in working capital. In the first nine months of 2007, we made $846 million of federal and foreign tax payments, which includes $473 million related to the sale of Raytheon Aircraft. In the first nine months of 2007, we also made $82 million of net state tax payments. Tax payments in the first nine months of 2006, including net state tax payments, were $167 million. Tax payments in 2007 are expected to be approximately $1.2 billion, which includes approximately $630 million related to the sale of Raytheon Aircraft but does not include approximately $85 million of expected net state tax payments which can generally be recovered through the pricing of products and services to the U.S. government. We plan to make both discretionary and required contributions to our pension plans of approximately $820 million in 2007. We have made an aggregate of $775 million of contributions to our pension plans in the first nine months of 2007, including $400 million of discretionary contributions versus $200 million of discretionary contributions in the first nine months of 2006.

We provide long-term financing to our commuter and fractional aircraft customers. We did not originate any financing receivables in the first nine months of 2007 versus $8 million originated in the first nine months of 2006. Collection of financing receivables not sold was $71 million in the first nine months of 2007 versus $75 million in the first nine months of 2006. There were no sales of financing receivables in the first nine months of 2007. We received proceeds of $29 million in the first nine months of 2006 related to the sale of certain financing receivables.

In the third quarter of 2007, we entered into an agreement to acquire Oakley Networks, which will be part of Intelligence and Information Systems, for $193 million, exclusive of retention and management incentive payments. The acquisition was completed in October 2007.

Investing Activities - Net cash provided by investing activities in the first nine months of 2007 was $2,877 million versus net cash used in investing activities of $260 million in the first nine months of 2006. In the first nine months of 2007, as discussed above in Discontinued Operations, we received net proceeds of $3,117 million related to the sale of Raytheon Aircraft. Capital expenditures were $161 million in the first nine months of 2007 versus $146 million in the first nine months of 2006. Capitalized expenditures for internal use software were $52 million in the first nine months of 2007 versus $50 million in the first nine months of 2006. We expect our capital and internal use software expenditures to be approximately $350 million and $105 million, respectively, in 2007, consistent with the anticipated growth of our business and for specific investments.

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

Financing Activities – Cash provided by operating activities has been the primary source used to repay debt, pay dividends and repurchase common stock. We are also using a portion of the proceeds from the sale of Raytheon Aircraft for these activities. Net cash used in financing activities was $2,993 million in the first nine months of 2007 versus $972 million in the first nine months of 2006. Dividends paid to stockholders were $331 million in the first nine months of 2007 versus $313 million in the first nine months of 2006. In March 2007, our Board of Directors authorized the increase to our annual dividend rate from $0.96 to $1.02 per share. Our quarterly dividend rate was $0.255 per share for the first nine months of 2007. Although we do not have a formal dividend policy, management believes that a reasonable dividend payout ratio based on the current industry environment and market conditions is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). All dividends are approved by our Board of Directors.

In the third quarter of 2007, we made debt repayments of $566 million. In the second quarter of 2007, we repurchased $1,039 million of our long-term debt maturing between 2008-2010, at a loss of $59 million based on the fair value of the debt upon retirement. The scheduled repayment and early repurchase of debt is in addition to the $119 million of notes payable scheduled to mature in the fourth quarter of 2007.

In November 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our outstanding common stock which was completed during the third quarter of 2006. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock. In December 2006, our Board of Directors authorized an increase to our existing repurchase program of up to an additional $750 million of our outstanding common stock. In the first nine months of 2007, we repurchased 23.3 million shares of common stock for $1,301 million under this program. In the first nine months of 2006, we repurchased 7.9 million shares of common stock for $352 million. On October 24, 2007, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock.

Capital Structure and Resources

Total debt was $2.4 billion at September 23, 2007 versus $4.0 billion at December 31, 2006. Cash and cash equivalents were $2.6 billion at September 23, 2007 versus $2.5 billion at December 31, 2006. Our outstanding debt bears interest at fixed interest rates ranging from 4.5% to 7.2% and matures at various dates through 2028. However, we entered into various interest rate swaps that correspond to a portion of our fixed rate debt in order to effectively hedge interest rate risk. The $575 million notional value of interest rate swaps that remained outstanding at September 23, 2007 effectively converted that portion of our total fixed-rate debt to variable-rate debt based on LIBOR. Total debt, as a percentage of total capital, was 16.5% at September 23, 2007 versus 26.3% at December 31, 2006.

We have a $2.2 billion bank revolving credit facility in which we can draw down on lines of credit and use the credit facility to support commercial paper or letters of credit that we may issue for short-term liquidity. The credit facility matures in March 2010 and borrowings bear interest based on LIBOR. As of September 23, 2007 and December 31, 2006, there were no borrowings under the credit facility. We had, however, approximately $65 million and $70 million of outstanding letters of credit at September 23, 2007 and December 31, 2006, respectively, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capitalization of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during the first nine months of 2007 and 2006 and expect to be in compliance throughout the remainder of 2007.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. In 2005 Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a $150 million committed multicurrency revolving credit facility. There were no borrowings under the credit facility at September 23, 2007 and December 31, 2006. In addition, other uncommitted bank lines totaled approximately $15 million at September 23, 2007 and December 31, 2006. There were no amounts outstanding under these lines of credit at September 23, 2007 and December 31, 2006. Compensating balance arrangements are not material.

Our credit ratings consisted of the following at:

	Sept. 23, 2007			Dec. 31, 2006
	Fitch’s	Moody’s	Standard & Poor’s	Fitch’s	Moody’s	Standard & Poor’s
Short-term borrowing	F2	P-2	A-2	F2	P-2	A-2
Senior debt	BBB+	Baa1	BBB+	BBB	Baa2	BBB+

In May 2006, we filed a shelf registration with the SEC for the issuance of up to $2.0 billion in debt securities, common or preferred stock and warrants to purchase the aforementioned securities. In June 2006, we used approximately $450 million under another shelf registration to register the common stock to be issued upon the exercise of the warrants issued as part of our settlement of a securities class action lawsuit. At September 23, 2007, our shelf registrations aggregated $5.0 billion of which $3.3 billion remained available.

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

Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $125 million. Discounted at a weighted-average risk-free rate of 5.8%, we estimate the liability to be $88 million before U.S. government recovery and had this amount accrued at September 23, 2007. A portion of these costs is eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $52 million at September 23, 2007 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites, therefore, no provision has been made in the condensed consolidated financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $284 million, $680 million and $123 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at September 23, 2007, respectively, and $311 million, $702 million and $120 million were outstanding at December 31, 2006, respectively. These instruments expire on various dates through 2015.

Included in guarantees, letters of credit and surety bonds above was $93 million, $28 million and $10 million at September 23, 2007, respectively, and $83 million, $86 million and $11 million at December 31, 2006, respectively, related to discontinued operations. Also included in guarantees and letters of credit above was $55 million and $170 million at September 23, 2007, respectively, and $92 million and $157 million at December 31, 2006, respectively, related to our joint venture in Thales-Raytheon Systems (TRS). Additional guarantees of project performance for which there is no stated value also remain outstanding.

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

The customers of FO have the contractual ability to require FO to buy back their fractional share based on its current fair market value. The estimated value of this potential obligation was $461 million and $497 million at September 23, 2007 and December 31, 2006, respectively.

RAAS has exposure to outstanding financing arrangements for commuter aircraft, with the aircraft serving as collateral for these arrangements. Commuter aircraft customers of RAAS are generally thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation and declining commercial aviation market conditions. At September 23, 2007 and December 31, 2006, our exposure on commuter aircraft assets was approximately $270 million relating to 162 aircraft and approximately $325 million relating to 192 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets. If we were to dispose of these assets in an other than orderly disposition, or sell the business in its entirety, the value realized would likely be reduced.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian government were current at September 23, 2007.

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

The financial instruments we hold that are subject to interest rate risk include notes payable, long-term debt, long-term receivables, investments and interest rate swap agreements. The aggregate hypothetical loss in earnings for one year of the financial instruments that we held at September 23, 2007 and September 24, 2006, which are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10%, was approximately $2 million after-tax. The notional value of these financial instruments was approximately $575 million at September 23, 2007 and $600 million at September 24, 2006. Fixed rate financial instruments were not evaluated, as the risk exposure is not material. We also held foreign currency forward contracts with a notional value of approximately $1.1 billion, mainly in British pounds, Canadian dollars and Euros. We believe our exposure to changes in foreign exchange rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of September 23, 2007.

Conclusion of Evaluation

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 23, 2007 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. All appropriate costs expected to be incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any additional liability is not expected to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations is contained in “Environmental Regulation” within Item 1, Item 1A. “Risk Factors,” “Commitments and Contingencies” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), and “Note 10: Commitments and Contingencies” within this Form 10-Q.

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

In addition, we are including the following additional risk factor relating to our anticipated sale of Flight Options LLC:

The consummation of our sale of Flight Options LLC is subject to risks and uncertainties.

In October 2007, we entered into a definitive agreement to sell our wholly-owned subsidiary, Flight Options LLC. The transaction is subject to certain closing conditions, including the receipt of certain regulatory approvals and the absence of events occurring that would have a material adverse effect (as defined in the definitive agreement) on Flight Options, and is expected to be consummated during the fourth quarter of 2007. In the event that the Flight Options sale, as contemplated, is not consummated, Flight Options’ business could be negatively impacted by customer and employee concerns arising from the uncertainty of the situation and we may incur additional charges which could have a material adverse effect on our results of operations or liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
July (June 25 – July 22, 2007)	18,092	$54.23	—	$611 million
August (July 23 – August 19, 2007)	3,244,186	$56.97	3,240,000	$426 million
September (August 20 – September 23, 2007)	5,383,597	$58.68	5,374,194	$111 million
Total	8,645,875	$58.03	8,614,194

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the third quarter of 2007 includes: (i) the surrender by employees of 25,032 shares to satisfy income tax withholding obligations in connection with the vesting and distribution of common shares related to the restricted stock previously issued to employees, and (ii) the surrender by employees of 6,649 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options.
(2)	On December 20, 2006, our Board of Directors approved an increase to our repurchase program of up to an additional $750 million, subject to the closing of our sale of Raytheon Aircraft, which was completed on March 26, 2007, and has been included above. Purchases may take place from time to time at management’s discretion depending upon market conditions. On October 24, 2007, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock, which is not included above.

ITEM 6.	EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

10.1	Form of Indemnification Agreement between Raytheon Company and each of its directors and executive officers.*

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood Michael J. Wood

Vice President and Chief Accounting Officer
Principal Accounting Officer

October 25, 2007