Form 10-K
period 2007-12-31
RAYTHEON CO/
filed 2008-02-27
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 24, 2007, was approximately $23.7 billion.

The number of shares of Common Stock outstanding as of January 18, 2008 was 426,386,000.

Documents incorporated by reference and made a part of this Form 10-K:

Portions of the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Raytheon Company, together with its subsidiaries, is an industry leader in defense and government electronics, space, information technology and technical services. We design, develop, manufacture, integrate, support and provide a wide range of technologically advanced products, services and solutions for principally governmental customers in the United States and abroad. We act as a prime contractor or major subcontractor on numerous defense and related programs for the U.S. government, which accounted for 86% of our sales in 2007.

We were founded in 1922 and are incorporated in the state of Delaware. We are the surviving company of the 1997 merger of HE Holdings, Inc. and Raytheon Company. Our principal executive offices are located at 870 Winter Street, Waltham, Massachusetts 02451.

In this section, we describe our business, including our product lines, customers, operations and other considerations. We also discuss some of our notable initiatives and achievements in 2007, such as certain key contract awards, new product introductions, acquisitions and divestitures.

Business Segments

We currently operate in six business segments:

–	Integrated Defense Systems;
–	Intelligence and Information Systems;
–	Missile Systems;
–	Network Centric Systems;
–	Space and Airborne Systems; and
–	Technical Services.

Revenue and other financial information regarding our business segments is set forth on pages 39-46 of this Form 10-K.

In 2007, we successfully completed the sale of Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (Flight Options), two former operating commercial aviation businesses. With these changes to our portfolio of businesses, we have significantly advanced our strategic vision and sharpened our focus on our core defense markets.

Raytheon Aircraft and Flight Options are presented as discontinued operations in this Form 10-K. We reorganized the remaining businesses that we formerly disclosed in the Other category to realign our capabilities and technologies. The Raytheon Professional Services business was transferred to Technical Services. With the sale of Raytheon Aircraft and Flight Options, we have largely exited the commercial aircraft market and all remaining assets and liabilities associated with the residual commuter aircraft portfolio of Raytheon Airline Aviation Services LLC (RAAS), which currently generates only incidental revenue, were transferred to Corporate.

Integrated Defense Systems (IDS)—IDS, headquartered in Tewksbury, Massachusetts, is a leading provider of integrated joint battlespace (space, air, surface and subsurface) and homeland security solutions. IDS leverages its core domain knowledge and key capabilities in sensors, command and control, and effects to deliver mission assured solutions for air and missile defense, naval and homeland security applications, enabling situational awareness and joint integrated fires.

In 2007, IDS continued to serve as the prime mission systems equipment integrator for all electronic and combat systems of the Zumwalt Class Destroyer program (DDG 1000), providing key deliverables and successfully completing a number of major reviews and assessments. The Terminal High Altitude Area Defense (THAAD) and Upgraded Early Warning Radar (UEWR) radars built by IDS were key components in successful flight tests conducted by the U.S. Missile Defense Agency. The Patriot Air & Missile Defense System continued as a major contributor to IDS, with Patriot upgrades for the

U.S. Army in production and major Patriot sales to international customers. IDS also continued to make innovative changes to its products and technologies for applications in additional markets, such as homeland security. For example, IDS has coupled innovations provided by small business partners with its own prime program management, process maturity, and manufacturing expertise to assist the Department of Homeland Security in bringing added security to our borders.

IDS’ key customers include the U.S. Navy, Army, Air Force and Marine Corps, the U.S. Missile Defense Agency and Department of Homeland Security. Key international customers include Japan, Saudi Arabia, United Arab Emirates, Taiwan, Australia, Germany and the United Kingdom.

IDS has the following principal product lines:

–

Seapower Capability Systems (SCS)—SCS is leading the U.S. Navy’s Open Architecture initiative, serving as prime contractor and developer of the Navy’s newest and most capable combat system for the Zumwalt class destroyer under the DDG 1000 program. SCS is designing and producing DDG 1000 mission systems equipment, which includes radar, sonar, computing environment, software, hardware and associated electronics systems. SCS expects to leverage the joint system integration capabilities and technologies developed for DDG 1000 to forward-fit future naval surface combatants and backfit the U.S. Navy’s family of ships. SCS also provides a broad array of sensors and effectors for anti-submarine and mine warfare mission areas, advanced combat systems for submarines and amphibious ships, high performance fire control systems for surface combatants and ship integration technologies for domestic and international naval and maritime customers. SCS is the integrator for the BYG-1 combat system, a system of tactical control, weapons control and tactical network subsystems, to all U.S. submarines as well as to Australia’s Collins class submarines. SCS also serves as the U.S. Navy’s sole industrial partner on both heavyweight and lightweight torpedoes, providing manufacturing, design engineering and support services expertise.

–

National and Theater Security Programs (NTSP)—NTSP provides integrated whole-life air and missile defense systems which enable warfighters to sense, detect and engage threats through air and ground-based sensors and command and control systems as well as joint system solutions and intelligence support for ballistic missile defense. NTSP produces systems and solutions such as Joint Land Attack Cruise Missile Defense Elevated Netted Sensor (JLENS), a theater-based, advanced sensor system that provides long-endurance, over-the-horizon detection and tracking capabilities required to defeat the threat of cruise missiles; Early Warning Radars, including the X-band Family-of-Radars, which enable threat detection, precision tracking, discrimination and classification of ballistic missile threats; and Surface Launched Advanced Medium Range Air to Air Missile (SL-AMRAAM), a state-of-the-art air defense system designed to defeat current and emerging cruise missiles and a wide range of air breathing threats.

–

Patriot Programs (PP)—PP designs, develops and produces the Patriot Air & Missile Defense System, a long-range, high-altitude system designed to defeat advanced threats, including aircraft, tactical ballistic missiles and cruise missiles. The Patriot system serves as the foundation of the U.S. Army’s integrated air and missile defense against the escalating tactical ballistic missile threat. PP also provides the Patriot system to key international customers, including the Netherlands, Germany, Japan, Israel, Saudi Arabia, Kuwait, Taiwan and Greece.

–

Global Business Operations (GBO)—GBO includes a number of related IDS subsidiaries and programs, including Raytheon Sarcos, Raytheon Solipsys, Raytheon Anschütz and IDS United Kingdom Operations. These entities provide a wide spectrum of capabilities, including integrated Command and Control (C2) solutions for the domestic and international defense and homeland security markets, naval system capabilities for military and commercial markets worldwide, and netted sensor solutions which efficiently provide a single integrated picture from data provided by many sensors. GBO also provides combat system design, development and procurement for major international programs such as the Hobart class Air Warfare Destroyer (AWD) program in Australia. GBO leverages tools, processes and subject matter expertise developed on major U.S. programs to provide such capabilities to IDS international locations.

–

Civil Security and Response Programs (CSRP)—CSRP provides integrated capabilities in surveillance and multi-domain awareness, knowledge management, information fusion and interoperability through a broad range of existing products to detect, identify, track and disseminate actionable intelligence. CSRP produces the Relocatable Over The Horizon Radar (ROTHR) system, a long range, land-based, wide area surveillance system; the ATHENA Data Fusion system, an information infrastructure that enables the integration of a wide range of information from a variety of sensors and other sources; and Advanced Spectroscopic Portals, which provide the Department of Homeland Security with critically needed nuclear detection capability.

Intelligence and Information Systems (IIS)—IIS, headquartered in Garland, Texas, is a leading provider of intelligence and information systems to government and commercial customers in the U.S. Department of Defense/civil space, Intelligence, Surveillance and Reconnaissance (ISR), Federal Information technology, and homeland security markets. IIS leverages broad capabilities and expertise in signal and image processing, geospatial intelligence, air- and space-borne command and control, ground engineering support, weather and environmental management, information technology, information assurance and homeland security.

In 2007, IIS continued to grow its business with classified customers while expanding into international markets and other new opportunities. IIS was awarded e-Borders, a contract to develop and implement an advanced border control and security program for the U.K. Home Office. IIS is also working with the U.S. Air Force Space and Missile Command to develop a new system design for the next generation Global Positioning System Control Segment (GPS-OCX). In addition, IIS completed its acquisition of Oakley Networks, Inc., a technology leading developer of cyber-security solutions for government and commercial customers, to strengthen its capabilities in information security.

IIS’ key customers include the U.S. Intelligence Community, the U.S. Department of Defense (DoD), the National Oceanographic and Atmospheric Association (NOAA), the U.K. Home Office and the U.S. Department of Homeland Security.

IIS has the following principal product lines:

–

Strategic Intelligence Systems (SIS)—SIS provides system engineering, development, integration and life cycle support of complex, large-scale, commercial-off-the-shelf-based systems for commercial and proprietary imaging customers. SIS serves primarily classified customers and the U.K. Home Office with the e-Borders contract to develop an advanced border control and security program.

–

National Systems (NS)—NS provides systems and operational support for signals intelligence (SIGINT) and multi-intelligence (multi-INT) missions. Areas of concentration include mission/resource management, real-time mission execution, signal processing and analysis, information management and knowledge discovery, and operations, maintenance and engineering (OM&E) support. NS works on large mission systems integration projects for a variety of proprietary customers.

–

Operational Technologies and Solutions (OTS)—OTS provides information management systems, broadband broadcast systems and operations support through its diverse capabilities. These capabilities include managing state-of-the-art collection systems and products for human intelligence (HUMINT), managing large volumes of information securely and reliably, and providing operations support to intelligence community customers. OTS primarily serves clients in the intelligence community.

–

Raytheon Information Solutions (RIS)—RIS provides information technology solutions in high performance and technical computing, enterprise systems, e-Commerce, logistics management, and scientific and engineering services. RIS is continuing to work on the U.S. VISIT program, an integrated, automated system to track the entry and exit of visitors into and out of the U.S., and the FBI National Data Exchange program. RIS is also providing systems development and integration work at the U.S. Patent and Trademark Office.

–

Space Systems (SS)—SS provides satellite command and control software and mission and resource management, end-to-end information and network management, and modeling and simulation capabilities to its customers. SS provides services in support of the monitoring, collection and dissemination of global environmental conditions data related to weather, atmosphere, oceans, land and near-space environment for the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program. SS programs include the development of a new system design for the next generation Global Positioning System Control Segment (GPS-OCX), a program with the U.S. Air Force Space and Missile Command.

–

Tactical Intelligence Systems (TIS)—TIS provides products and services relating to manned and unmanned SIGINT sensors, ground control of airborne SIGINT sensors, multi-INT ground systems, Unmanned Aerial Vehicle (UAV) ground stations and Intelligence, Surveillance and Reconnaissance (ISR) battle space management. TIS programs include the Distributed Common Ground System (DCGS), a network centric backbone for the U.S. armed forces; the Global Hawk Ground Segment, which enables the Global Hawk to provide continuous, all-weather surveillance capability to the Joint Forces; and the Consolidated Field Services program in support of the U-2 reconnaissance aircraft.

In 2008, IIS established Information Security Solutions (ISS), a new product line of cyber operations and information security solutions. ISS intends to leverage and expand the Company’s information assurance capabilities as well as the capabilities of Raytheon Oakley Systems.

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

In 2007, MS continued to demonstrate its missile defense capability with several significant test successes including three successful launches of the sea-based system with Standard Missile-3 and one successful launch of the ground-based system that incorporates the Exoatmospheric Kill Vehicle. Subsequently, in 2008 the Missile Defense Agency and the U.S. Navy completed a successful mission, intercepting a non-functioning satellite with a specially modified Standard Missile-3. In 2007, MS also worked with the U.S. Air Force to demonstrate the first powered flight of the Miniature Air Launched Decoy, a small, low-cost cruise missile that serves as a decoy to confuse enemy sensors. In addition, the MS-developed Excalibur precision-guided 155 millimeter artillery round passed its final testing hurdle for fielding and has been successfully deployed in Iraq in combat operations. The Excalibur is the world’s first autonomous precision-guided artillery projectile, providing unprecedented fire support accuracy from weapon systems organic to the current Brigade Combat Team force structure.

MS’ major customers include the U.S. Navy, Army, Air Force, Marine Corps, Missile Defense Agency and the armed forces of more than 40 allied nations.

MS has the following principal product lines:

–

Naval Weapon Systems (NWS)—NWS provides layered defense capability and naval surface fire support for the navies of more than 30 countries. It leverages its capabilities to provide forward operating base defense for the U.S. Army and Air Force. NWS develops, manufactures and supports the Standard Missile family of weapons with capabilities ranging from anti-air warfare to ballistic missile defense. NWS also produces the Phalanx Close-in Weapon System, the Rolling Airframe Missile and the Evolved SeaSparrow/Sparrow family of missiles for ship self-defense against air and surface threats. It is also developing the Extended Range Guided Munition, which will provide the U.S. Marine Corps with an extended range, precision accuracy fire support weapon using an evolution of existing shipboard gun systems. NWS continues to evolve its products and technologies to encompass the full spectrum of threats, including the protection of land bases to counter terrorist threats.

–

Strike—Strike provides products and services designed to enable U.S. Air Force and Navy customers to attack, suppress and destroy ground-based targets, including the Joint Standoff Weapon, High-speed Anti-Radiation Missile (HARM), Maverick precision strike missile, Paveway™ family of laser-guided “smart” bombs and Tomahawk Cruise Missile, an advanced surface- or sub-launched cruise missile with loitering and network communication capability. Strike is also completing the development of the Miniature Air Launched Decoy.

–

Air-to-Air—Air-to-Air provides air dominance capability for U.S. forces and international partners through its family of air-to-air missiles and airborne sensors. Air-to-Air works on AIM-9X, a joint U.S. Navy and Air Force program for the development and fielding of the latest member of the Sidewinder short-range missile family. It also produces the HARM Targeting System and the Advanced Medium-Range Air-to-Air Missile (AMRAAM), a state-of-the-art, highly dependable and battle proven air-to-air missile that also has a surface-to-air launch application.

–

Land Combat—Land Combat provides missiles to the U.S. Army and Marine Corps and more than 40 U.S. allies and focuses on accelerating the deployment of precision munitions capability to land combat forces and expanding its mission support capabilities. Land Combat provides the Stinger weapon system for air defense, the Tube-launched Optically-guided Wire-controlled (TOW) family with an upgraded version entering production of anti-armor and anti-fortification weapons, the Javelin fire-and-forget anti-tank weapon and Excalibur, a new GPS-guided projectile designed to provide organic indirect precision fires for ground forces. It is also developing the Non-Line of Sight Launch System Precision Attack Missile, a networked weapon system for precise fires against moving and stationary targets.

–

Exoatmospheric Kill Vehicle (EKV)—EKV focuses on producing the exoatmospheric kill vehicle, which is the intercept component of the Ground Based Interceptor for the Ground-based Midcourse Defense system designed to protect the U.S. against limited ballistic missile attacks and is part of the Ballistic Missile Defense System (BMDS). The EKV consists of a multi-spectral sensor in a flight package, used to detect, discriminate and destroy incoming warheads carrying weapons of mass destruction.

–

Other MS product lines include Kinetic Energy Interceptors (KEI), Advanced Missile Defense/Directed Energy Weapons (AMD/DEW) and Advanced Programs. KEI focuses on designing and developing kinetic energy-based missiles that can intercept and destroy enemy ballistic missiles during their boost/ascent and mid-course phases of flight. AMD/DEW pursues opportunities in the missile defense and directed energy markets, including the development of new missile defense solutions, NASA/space applications, modeling/simulation and discrimination capabilities, high power microwave and high energy laser systems. Advanced Programs focuses on the development and early introduction of next generation end-to-end system solutions, architectures and mission capabilities for the warfighter.

Network Centric Systems (NCS)—NCS, headquartered in McKinney, Texas, develops and produces mission solutions for networking, command and control, battle space awareness and transportation management. Major programs include command and control systems, integrated communications systems, netted sensor systems and homeland security, as well as civil applications and components to create these systems.

In 2007, NCS continued developing and expanding its international business and presence overseas. NCS had key initiatives into adjacent markets including international and domestic border security, civil communications and first responder interoperability as well as transportation solutions, including open road tolling. In addition, NCS was awarded the U.S. Navy’s Multiband Terminal (NMT) contract to develop and produce an advanced satellite communication system for seamless assured connectivity between a ship’s or submarine’s computer network and the Global Information Grid.

NCS’ major customers include the U.S. Army, Air Force, Navy and Marine Corps, and the Federal Aviation Administration (FAA), as well as numerous international customers.

NCS has the following principal product lines:

–

Combat Systems (CS)—CS provides integrated ground-based surveillance and target engagement solutions designed to provide a significant advantage to the U.S. Army and U.S. Marine Corps warfighters. CS is developing ground sensor capabilities for the U.S. Army’s Future Combat Systems (FCS) program, including the new Active Protection System, a key element in the full-spectrum suite of “hit avoidance” technologies. In addition, CS provides the Long Range Advanced Scout Surveillance System (LRAS3), a long-range multi-sensor system which provides the ability to detect, identify and geo-locate distant targets; the Integrated Target Acquisition System (ITAS) which increases target detection, acquisition, recognition and engagement ranges; and HTI 2nd Generation FLIR (Horizontal Technology Integration Forward Looking Infrared) systems which provide the host vehicle the capability to detect, recognize, acquire, and engage targets at extended ranges.

–

Integrated Communications Systems (ICS)—ICS offers wireless, high-bandwidth and transformational communications solutions for its customers, which include the U.S. Army and Navy. These solutions enable connectivity for Net-centric Operations (NCO) and the Global Information Grid (GIG) and provide mission assurance to customers with satellite, point-to-point and networked communications services that are effective on land, sea and air. Solutions include the Enhanced Position Location Reporting System (EPLRS), an integrated networking system that provides robust, high-speed battlefield communications for warfighters; the Secure Mobile Anti-Jam Reliable Tactical Terminal (SMART-T), a low-cost, extremely high frequency (EHF) satellite terminal that provides robust, low probability of detection, jam-resistant, multi-channel communications in support of the field commander; and the U.S. Navy Multi-band Terminal (NMT), a single terminal for the U.S. Navy’s next generation satellite communications.

–

Command and Control Systems (C2S)—C2S develops and provides integrated solutions, systems and supporting services to deliver network-centric warfare capabilities to the U.S. Army and Navy and other customers. C2S’ agile and responsive integrated command and control systems provide functionality for such solutions as the Persistent Surveillance and Dissemination System of Systems (PSDS2), the Ground Sensor Integrator (GSI) for the U.S. Army’s FCS and the DDG-1000 program.

–

Air Space Management and Homeland Security (AMHS)—AMHS provides integrated communications, navigation, surveillance and air traffic management system solutions for both military and civil customers, including the FAA. AMHS is developing open road tolling systems for the Florida Turnpike Toll System and the Texas Department of Transportation. AMHS also provides solutions to the homeland security market for border and perimeter security, including developing and implementing the Perimeter Intrusion Detection System (PIDS) for the Port Authority of New York and New Jersey.

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

–

Precision Technologies and Components (PTC)—PTC provides precision optical and electronic solutions, electronic hardware and software products that enhance the interoperability of communications systems, and a broad range of imaging capabilities, including visible to infrared focal plane arrays for thermal imaging, earth remote sensing and astronomy applications from its Raytheon Vision Systems and ELCAN products. PTC also designs and manufactures strategic mechanical products and provides related services through its Raytheon Precision Manufacturing products.

Space and Airborne Systems (SAS)—SAS, headquartered in El Segundo, California, is a leader in the design and development of integrated systems and solutions for advanced missions, including traditional and non-traditional intelligence, surveillance and reconnaissance, precision engagement, unmanned aerial operations, special forces operations and space. Leveraging advanced concepts, state-of-the-art technologies, and mission systems knowledge, SAS provides electro-optic/infrared sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, electronic warfare systems, and space-qualified systems for civilian and military applications.

In 2007, The Boeing Company selected SAS to supply advanced electronically scanned array (AESA) radar systems for the entire fleet of 224 U.S. Air Force F-15E aircraft. SAS was also selected for the U.S. Army common sensor payload program for manned and unmanned aircraft, which covers the integration, production and mission support of airborne electro-

optical/infrared (EO/IR) sensor payloads for several Army aviation platforms. In addition, SAS expanded its international activity with the award of contracts to deliver 79 radar warning receivers to the Royal Australian Air Force.

SAS’ major customers include the U.S. Navy, Air Force and Army, as well as classified and international customers.

SAS has the following principal product lines:

–

Tactical Airborne Systems (TAS)—TAS designs and manufactures affordable, high-performance integrated avionics to offer new capabilities to next generation platforms, and the global base of tactical airborne systems. TAS provides solutions using advanced fire control radars, electronic warfare systems, processor solutions and technologies to customers including the U.S. Navy and Air Force and foreign governments. TAS produces radars using either mechanically scanned or AESA antennas for the U.S. Air Force’s F-15 and B-2 aircraft and for the U.S. Navy’s F/A-18 fighter jet. TAS also provides electronic warfare equipment for aircraft and shipboard self-protection systems to counter threats and enhance platform and force survivability, including ALE-50 and Advanced Towed Decoys, and ALR-67(V)3 Radar Warning Receiver. In addition, TAS’ advanced airborne processors form the basis of the mission computer/signal processing systems in the F-16, F-22A and F-35 aircraft.

–

Intelligence Surveillance and Reconnaissance Systems (ISRS)—ISRS designs and manufactures sensor, surveillance and targeting solutions that enable actionable information and persistence across the battlespace. ISRS provides maritime surveillance radars, terrain following/terrain avoidance (TF/TA) radars and electro-optical and infrared sensors for surveillance, reconnaissance and targeting mission support, including the APY-10 radar for the U.S. Navy’s Multi-Mission Maritime Aircraft, and the ASQ-228 ATFLIR targeting pod for the F/A-18. ISRS also provides the Enhanced Integrated Sensor Suite (EISS) for the Global Hawk unmanned aerial system, which enables Global Hawk to scan large geographic areas and produce outstanding high-resolution reconnaissance imagery.

–

Space Systems (SS)—SS designs and manufactures space and space-qualified sensor payloads for large national programs and develops innovative solutions for emerging intelligence, defense, and civil space applications. SS customers and programs are predominantly classified. Its non-classified programs include the Space Tracking and Surveillance System (STSS), a system for midcourse tracking and dissemination of objects, and the Visible Infrared Imager Radiometer Suite (VIIRS), which will provide advanced imaging and radiometric capabilities onboard the National Polar-orbiting Operational Environmental Satellite System (NPOESS).

–

Mission System Integration (MSI)—MSI provides integrated solutions for all tiers of airborne ISR systems. MSI provides the dual mode Synthetic Aperture Radar/Moving Target Indicator (SAR/MTI) sensor for the Airborne Stand-Off Radar (ASTOR) program for the U.K. Ministry of Defense, which enables high-resolution images and the monitoring of hostile forces. Additionally, MSI leverages its integration expertise for domestic and international airborne platform and unmanned aerial systems.

–

Other SAS product lines include Advanced Concepts and Technologies (ACT) and Integrated Technology Programs (ITP). ACT conducts internal research and development for SAS and contract research and development for customers, including the U.S. Air Force Research Lab and the Defense Advanced Research Projects Agency (DARPA). ITP provides a wide range of state-of-the-art product families and engineering services in support of the DoD’s recent efforts to transform the capabilities and structure of the U.S. armed forces, including a variety of sophisticated GPS systems and anti-jam solutions for many customers including the U.S. Air Force and Navy.

Technical Services (TS)—TS, headquartered in Reston, Virginia, provides technical, scientific and professional services for defense, federal and commercial customers worldwide. It specializes in Mission Support, counter-proliferation and counter-terrorism, base and range operations and customized engineering services. Mission Support is Raytheon’s integrated set of cost effective technologies, solutions and services that support our customers, ensuring operational readiness of the enterprise to achieve mission success.

In 2007, TS led a team that secured the Warfighter Field Operations Customer Support (FOCUS) contract to consolidate the U.S. Army live, virtual and constructive training operations and support systems worldwide. TS was also selected as the preferred bidder for the Defence Training Rationalisation contract for the U.K. Ministry of Defence, which is expected to enhance TS’ integrated training capability. In addition, TS was awarded a contract to provide support for the Widebody Airborne Sensor Platform (WASP) data collection on a Missile Defense Agency DC-10, as well as an Anti-Terrorism Force Protection (ATFP) Physical Security and Services contract for U.S. Naval facilities which extends TS capabilities into the homeland security market.

TS customers include all branches of the U.S. Armed Forces, NASA, the FAA, the U.S. National Science Foundation, Department of Energy, the Transportation Security Administration, the Defense Threat Reduction Agency and other agencies of the Department of Homeland Security, as well as international governments.

TS has the following principal product lines:

–

Integrated Support Solutions (ISS)—ISS supports systems and products from design to deployment, providing Mission Support, product support, integrated range and installation, and homeland security solutions. ISS provides a range of capabilities including engineering services, integrated logistics support, software development, training, maintenance, installation and integration to U.S. and international government customers and contractors. ISS also specializes in the installation, diagnostics, maintenance and upgrades of Raytheon products and systems at customer facilities and works with the FAA and Transportation Security Administration on select domestic homeland security programs. ISS provides maintenance and site integration work on major command and control systems, including telecommunication upgrades, at more than 5,000 FAA facilities and provides support of NASA’s Neutral Buoyancy Lab and Space Vehicle Mockup Facility at the Johnson Space Center. Other key programs include the U.S. Army Live Training program, which is being transferred under the Warfighter FOCUS program. In addition, ISS works with the U.S. Defense Threat Reduction Agency on international counter-proliferation and counter-terrorism programs.

–

Customized Engineering & Depot Support (CEDS)—CEDS provides a broad spectrum of engineering and limited-production services. CEDS provides Capability Maturity Model Integration (CMMI®) level 5 software engineering and level 3 systems engineering and participates with the software support activity for the V-22 platform. Additionally, CEDS provides mission systems and avionics software for the U.S. Marine Corps’ MV-22 assault aircraft and the U.S. Air Force’s CV-22 aircraft. CEDS also designed and provides integration and field support for the Shared Reconnaissance Pod, which provides real-time, high-resolution imaging to F/A-18E/F air crews and air operation commanders in support of pre-mission intelligence, post-mission damage assessment and real-time target tasking and retasking. CEDS also provides full lifecycle support for electronics and weapons, both sea and land based. CEDS performs support on numerous platforms including the Firefinder Battlefield Radar, WSC-6 surface search radar, Seasparrow launcher—MK 29 Guided Missile Launching System, Kidd Class Destroyer and the U.S. Navy’s Extremely High Frequency Satellite Program, a performance-based logistics program. CEDS also supports the National Ignition Facility at Lawrence Livermore National Laboratory, which develops advanced laser and fusion technologies. CEDS, through a Canadian subsidiary, also provides mission support to Canada’s military across numerous platforms including the Phalanx Weapons System, SPS-49 Air Defense Radar and the APG-73 Radar.

–

Other TS product lines include Raytheon Professional Services LLP (RPS) and Raytheon Polar Services (Raytheon Polar). RPS provides learning services and outsourcing services aimed at improving their clients’ performance by redesigning how they train their personnel, implementing new training designs, and managing their training in long-term outsourcing engagements. RPS clients include commercial customers such as General Motors, Nokia and Pfizer, and government and military organizations like NASA and the U.K. Ministry of Defence. Raytheon Polar specializes in providing science support, operations, information technology and communications systems, logistics and facilities engineering and construction services and support to the United States Antarctic Program (USAP) for the National Science Foundation.

International Subsidiaries—We conduct the operations and activities of our business segments in certain countries through international subsidiaries, including Raytheon Systems Limited (RSL) for the U.K., Raytheon Australia and Raytheon Canada Limited (RCL). RSL designs, develops and manufactures advanced systems for network-enabled operations, safety critical control functions and precision systems for the U.K. Ministry of Defence and commercial air traffic control organizations. Programs include e-Borders, an advanced border control and security program, awarded in 2007 (with IIS), the Airborne Standoff Radar (ASTOR), a world-class ground surveillance capability (with SAS) and the Joint Effects Tactical Targeting System (JETTS) (with NCS). Raytheon Australia is a Mission Support and mission systems integration provider to the Australian government. Programs include the recent Air Warfare Destroyer contract to design, develop and procure the combat system for the new Hobart Class destroyers (with IDS). Raytheon Australia also manages the entire operations and maintenance requirements of the Canberra Deep Space Communication Complex and provides design, integration and lifecycle operations and maintenance services for the Royal Australian Defense Force’s aerospace capability (with TS). RCL provides persistent surveillance radar for air traffic management systems (primarily with NCS).

Sales to the U.S. Government

Our net sales to the U.S. government, principally the DoD, were $18.3 billion in 2007, $17.0 billion in 2006 and $15.7 billion in 2005, representing 86%, 86% and 85% of total sales in 2007, 2006 and 2005, respectively. Included in U.S. government sales were foreign military sales through the U.S. government of $1.5 billion, $1.3 billion and $1.1 billion in 2007, 2006 and 2005, respectively.

Government Contracts and Regulation

We act as a prime contractor or major subcontractor for numerous U.S. government programs. As a result, we are subject to extensive regulations and requirements of the U.S. government agencies and entities which govern these programs, including with respect to the award, administration and performance of contracts under such programs. We are also subject to certain unique business risks associated with the U.S. government program funding and appropriations and government contracts and with supplying technologically-advanced, cutting edge defense-related products and services to the U.S. government.

U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation (DFAR) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. For a discussion of certain risks associated with compliance with U.S. government contract regulations and requirements, see Item 1A “Risk Factors” of this Form 10-K.

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

U.S. government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default based on performance. If a contract is terminated for convenience, the contractor is generally entitled to payments for its allowable costs and will receive some allowance for profit on the work performed. If a contract is terminated for default, the contractor is generally entitled to payments for its work that has been accepted by the government. The U.S. government’s right to terminate its contracts has not had a material adverse effect upon our operations or financial condition in light of our total government and defense business. For a discussion of the risks associated with the U.S. government’s right to terminate its contracts, see Item 1A “Risk Factors” of this Form 10-K.

U.S. government programs generally are implemented by the award of individual contracts and subcontracts. Congress generally appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or change. The U.S. government is required to equitably adjust a contract price for additions or reductions in scope or other changes ordered by it. For a discussion of the risks associated with program funding and appropriations, see Item 1A “Risk Factors” and “Overview” within Item 7 of this Form 10-K. In addition, because we are engaged in supplying technologically-advanced, cutting edge defense-related products and services to the U.S. government, we are subject to certain business risks, some of which are specific to our industry. These risks include: the cost of obtaining and retaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facilities and personnel training. Our sales to the U.S. government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. See Item 1A “Risk Factors” and “Overview” within Item 7 of this Form 10-K for a more detailed discussion of these and other related risks.

We are also involved in U.S. government programs, principally through our IIS and SAS business segments, which are classified by the U.S. government and cannot be specifically described in this Form 10-K. The operating results of these classified programs are included in our consolidated financial statements. The business risks and considerations associated with these classified programs generally do not differ materially from those of our other government programs and products.

We are subject to similar government regulations and contract requirements with respect to our sales to non-U.S. customers. See “International Sales” on page 13 of this Form 10-K for more information regarding our sales outside of the U.S. and Item 1A “Risk Factors” for a discussion of the risks associated with international sales.

See “Sales to the U.S. Government” on page 11 of this Form 10-K for information regarding the percentage of our revenues generated from sales to the U.S. government.

Backlog

Our backlog of orders was $36.6 billion at December 31, 2007 and $33.8 billion at December 31, 2006. The 2007 amount includes backlog of approximately $30.2 billion from the U.S. government compared with $29.9 billion at the end of 2006. Approximately $5.7 billion and $0.4 billion of the 2007 backlog amount represents direct foreign government backlog and non-government foreign backlog, respectively. Approximately $20.0 billion of the 2007 year-end backlog is not expected to be filled during the following twelve months. These amounts include both funded backlog (unfilled firm orders for products for which funding has been both authorized and appropriated) and unfunded backlog (firm orders for which funding has not yet been appropriated). For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

Research and Development

We conduct extensive research and development activities to continually enhance our existing products and services and develop new products and services to meet our customers’ changing needs and requirements and address new market opportunities. During 2007, we expended $502 million on research and development efforts compared with $464 million in 2006 and $430 million in 2005. These expenditures principally have been for product development for the U.S. government, including bid and proposal efforts related to U.S. government programs. We also conduct funded research and development activities under U.S. government contracts which are included in net sales. For additional information related to our research and development activities, see “Note 1: Accounting Policies” within Item 8 of this Form 10-K.

Raw Materials, Suppliers and Seasonality

We are dependent upon the delivery of materials by suppliers and the assembly of major components and subsystems by subcontractors used in our products. Some products require relatively scarce raw materials. In addition, we must comply with specific procurement requirements which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, for a variety of reasons, we are dependent on sole-source suppliers. We enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems. We generally have not experienced material difficulties in procuring the necessary raw materials, components and other supplies for our products.

In recent years, our revenues in the second half of the year have generally exceeded revenues in the first half. The timing of U.S. government awards, the availability of U.S. government funding and product deliveries are among the factors affecting the periods in which revenues are recorded. We expect this trend to continue in 2008.

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

Patents and Licenses

We own an intellectual property portfolio which includes many United States and foreign patents, as well as unpatented know-how, trademarks and copyrights, all of which contribute to the preservation of our competitive position in the market. In certain instances, we have augmented our technology base by licensing the proprietary intellectual property of others. We also license our intellectual property to others. While our intellectual property rights in the aggregate are important to the operation of Raytheon, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business, taken as a whole.

Employment

As of December 31, 2007, we had approximately 72,100 employees. Approximately 8% of our employees are unionized. We consider our union-management relationships to be generally satisfactory.

International Sales

Our sales to customers outside the U.S. were $4.2 billion or 20% of total sales in 2007, $3.7 billion or 19% of total sales in 2006 and $3.4 billion or 18% of total sales in 2005. Included in sales to customers outside the U.S. were foreign military sales through the U.S. government of $1.5 billion, $1.3 billion and $1.1 billion, in 2007, 2006 and 2005, respectively. International sales were principally in the fields of air defense systems, missile systems, airborne radars, naval systems, air traffic control systems, missile defense systems, electronic equipment, computer software and systems, homeland security solutions, personnel training, equipment maintenance and microwave communication and other products and services permitted under the International Traffic in Arms Regulations. Generally, we finance our foreign subsidiary working capital requirements in the applicable countries. Sales and income from international operations and investments are subject to changes in currency values, domestic and foreign government policies (including requirements to expend a portion of program funds in-country) and regulations, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. We have acted to protect ourself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments. See revenues derived from external customers and long-lived assets by geographical areas set forth in “Note 15: Business Segment Reporting” within Item 8 of this Form 10-K.

In connection with certain foreign sales, we utilize the services of sales representatives who are paid commissions in return for services rendered.

The export from the U.S. of many of our products may require the issuance of a license by either the U.S. Department of State under the Arms Export Control Act of 1976 (formerly the Foreign Military Sales Act), the U.S. Department of Commerce under the Export Administration Act and its implementing regulations as kept in force by the International Emergency Economic Powers Act of 1977 (IEEPA), and/or the U.S. Department of the Treasury under IEEPA or the Trading with the Enemy Act of 1917. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15-60 days (depending on the identity of the country that will utilize the equipment and services) prior to authorizing such exports. During that time, the Congress may take action to block or delay a proposed export by joint resolution which is subject to Presidential veto.

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

In order to assess the potential impact on our consolidated financial statements, we estimate the possible remediation costs that we could reasonably incur. Such estimates take into consideration the professional judgment of our environmental professionals and, in most cases, consultations with outside environmental specialists.

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

We manage various government-owned facilities on behalf of the U.S. government. At such facilities, environmental compliance and remediation costs have historically been the primary responsibility of the government and we relied (and continue to rely with respect to past practices) upon government funding to pay such costs. While the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance are typically borne by either the government or the contractor, depending on the contract and the relevant facts. Fines and penalties are unallowable costs under the contracts pursuant to which such facilities are managed.

Most of the laws governing environmental matters include criminal provisions. If we were convicted of a criminal violation of certain federal environmental statutes, including the Federal Clean Air Act and the Clean Water Act, the facility or facilities involved in the violation would be placed by the EPA on the “Excluded Parties List” maintained by the Government Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. government contract awarded during any period of listing by the EPA.

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

Available Information and Stock Exchange Certification

Our Internet address is www.raytheon.com. The content on our website is available for informational purposes only. You should not rely upon such content for investment purposes and such content is not incorporated by reference into this Form 10-K.

We make available free of charge on or through our Internet website under the heading “Investor Relations,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We also make available on or through our website copies of our key corporate governance documents, including our Governance Principles, Certificate of Incorporation, By-laws and charters for the Audit Committee, Management Development and Compensation Committee, Governance and Nominating Committee and Public Affairs Committee of Board of Directors and code of ethics entitled “Standards of Business Ethics and Conduct”. Stockholders may request free copies of these documents from our Investor Relations Department by writing to Raytheon Company, Investor Relations, 870 Winter Street, Waltham, MA 02451, or by calling (781) 522-5123 or by sending an email request to invest@raytheon.com.

We filed our annual CEO certification with the New York Stock Exchange on May 24, 2007.

ITEM 1A. RISK FACTORS

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding our 2008 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

We depend on the U.S. government for a substantial portion of our business and changes in government defense spending could have severe consequences on our financial position, results of operations and business.

In 2007, U.S. government sales accounted for approximately 86% of our total net sales. U.S. government sales included foreign military sales through the U.S. government of $1.5 billion, $1.3 billion and $1.1 billion in 2007, 2006 and 2005, respectively. Our revenues from the U.S. government largely result from contracts awarded to us under various U.S. government programs, primarily defense-related programs. The funding of our programs is subject to the overall U.S. government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. While the overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the U.S. Department of Defense’s military transformation initiatives, we can give no assurance that such spending will continue to grow, or not be reduced. Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition.

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

The funding of U.S. government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. In the event that appropriations for one of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales under such contract or subcontract. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such period (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and such delays can affect our results of operations during the period of delay.

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

Our international sales are a growing portion of our business; accordingly, we may increasingly become subject to the risks of doing business in foreign countries.

Our international business exposes us to certain unique and potentially greater risks than our domestic business and our exposure to such risks may increase if our international business continues to grow as we anticipate. Our international business is sensitive to changes in the priorities and budgets of international customers, which may be driven by potentially volatile regional and local economic and political factors, as well as U.S. foreign policy. Our international sales are also subject to local government regulations and procurement policies and practices which may differ from U.S. government regulation, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs which could negatively impact our results of operations and financial condition.

We may not be successful in obtaining the necessary licenses to conduct operations abroad, and Congress may prevent proposed sales to foreign governments.

Due to the nature of our products, we must first obtain licenses and authorizations from various U.S. government agencies before we are permitted to sell our products outside of the U.S. For example, the U.S. Department of State must notify Congress at least 15-60 days, depending on the size and location of the sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent or delay certain sales. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations and financial condition.

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

To achieve our business strategies and continue to grow our revenues and operating profit, we must successfully develop new or adapt or modify our existing offerings and technologies for our current core defense markets and our future markets, including adjacent and emerging markets. Accordingly, our future performance depends on a number of factors, including our ability to:

–	Identify emerging technological trends in our current and future markets;
–	Identify additional uses for our existing technology to address customer needs in our current or future markets;
–	Develop and maintain competitive products and services for our current and future markets;
–	Enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors;
–	Develop and manufacture and bring solutions to market quickly at cost-effective prices; and
–	Effectively structure our businesses, through the use of joint ventures, teaming agreements and other forms of alliances, to reflect the competitive environment.

We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new and adapt or modify our existing offerings and technologies, including through internal research and development, acquisitions and joint ventures or other teaming arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new offerings and technologies. Due to the design complexity of our products, we may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our offerings will develop or continue to expand as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing technologies which gain market acceptance in advance of our products. The possibility that our competitors might develop new technology or offerings might cause our existing technology and offerings to become obsolete. If we fail in our new product development efforts or our products or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.

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

We are dependent upon the delivery of materials by suppliers and the assembly of major components and subsystems by subcontractors used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. Some products require relatively scarce raw materials. We are generally subject to specific procurement requirements, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, we may not have readily available alternatives. While we enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.

We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.

Contract accounting requires judgment relative to assessing risks, including risks associated with customer directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; consider whether the intent of entering into multiple contracts was effectively to enter into a single project in order to determine whether such contracts should be combined or segregated; consider incentives or penalties related to performance on contracts in estimating sales and profit rates, and record them when there is sufficient information for us to assess anticipated performance; and use estimates of award fees in estimating sales and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

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

We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.

Goodwill and other intangible assets represent a significant portion of our assets and any impairment of these assets could negatively impact our results of operations.

At December 31, 2007, we had goodwill and other intangible assets of approximately $12.1 billion, net of accumulated amortization, which represented approximately 52% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

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

Due to the specialized nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel and executive officers, the development of additional management personnel and the hiring of new qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. In addition, certain personnel may be required to receive security clearance and substantial training in order to work on certain programs or perform certain tasks. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could seriously harm our business, results of operations and financial condition.

Our business could be negatively impacted by security threats and other disruptions.

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain our proprietary or classified information, and threats to physical security. These events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity.

Some of our workforce is represented by labor unions so our business could be harmed in the event of a prolonged work stoppage.

Approximately 5,700 of our employees are unionized, which represents approximately 8% of our employee-base at December 31, 2007. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships, currently with 23 different U.S. labor organizations and 2 different non-U.S. labor organizations, will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many U.S. and foreign patents and patent applications, and have rights in unpatented know-how, trademarks and copyrights. On occasion, we have applied for semiconductor chip mask work registrations. The U.S. government has licenses in our patents and certain other intellectual property that are developed in performance of government contracts, and it may use or authorize others to use such patents and intellectual property for government purposes. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and disclosure of our proprietary information. These measures may not suffice to deter misappropriation or independent third party development of similar technologies. Moreover, the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under U.S. law.

Our operations expose us to the risk of material environmental liabilities.

We use and generate large quantities of hazardous substances and wastes in our manufacturing operations. As a result, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures. For example, we are investigating and remediating contamination related to our past practices at numerous properties and, in some cases, have been named as a defendant in related personal injury or “toxic tort” claims.

We are also subject to increasingly stringent laws and regulations that impose strict requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes, restrict air and water emissions from our manufacturing operations, including government-owned facilities we manage, and require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. In addition, if we were convicted of a violation of the Federal Clean Air Act or the Clean Water Act, the facility involved in the violation could not be used in performing any U.S. government contract awarded during the violation period. We incur, and expect to continue to incur, substantial capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services, including missile systems, command and control systems, border security systems, and air traffic management systems. In some, but not all, circumstances, we may be entitled to indemnification from our customers, either through contractual provisions, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, or otherwise. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance to protect against all operational risks and liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate in a number of plants, laboratories, warehouses and office facilities in the United States and abroad.

As of December 31, 2007, we owned, leased or utilized through operating agreements approximately 31.2 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 93% of which was located in the United States. Approximately 42% of this amount was owned (or held under a long term ground lease with ownership of the improvements), approximately 53% was leased and approximately 5% was made available under facilities contracts for use in the performance of U.S. government contracts. Of the 31.2 million square feet of floor space owned, leased or utilized through operating agreements by us, approximately 1.7 million square feet was subleased to unrelated third parties. In addition to the 31.2 million square feet, we had approximately 0.1 million square feet of floor space that was vacant.

There are no major encumbrances on any of our facilities other than financing arrangements which in the aggregate are not material. Management believes our properties have been well maintained, are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements.

As of December 31, 2007, our business segments had major operations at the following locations:

–	Integrated Defense Systems—Huntsville, AL; San Diego, CA; Andover, MA; Billerica, MA; Sudbury, MA; Tewksbury, MA; Woburn, MA; Portsmouth, RI; Keyport, WA; and Kiel, Germany.
–	Intelligence and Information Systems—Aurora, CO; Landover, MD; Linthicum, MD; Omaha, NE; State College, PA; Garland, TX; Falls Church, VA; Reston, VA; Springfield, VA; and Uxbridge, England.
–	Missile Systems—East Camden, AR; Tucson, AZ; Rancho Cucamonga, CA; Louisville, KY; and Farmington, NM.
–

Network Centric Systems—Fullerton, CA; Goleta, CA; Largo, FL; St. Petersburg, FL; Ft. Wayne, IN; Marlboro, MA; Towson, MD; Dallas, TX; McKinney, TX; Plano, TX; Richardson, TX; Midland, Ontario, Canada; Waterloo, Ontario, Canada; Harlow, England and Malaga, Spain.

–	Space and Airborne Systems—El Segundo, CA; Goleta, CA; Long Beach, CA; Forest, MS; Dallas, TX; McKinney, TX; and Glenrothes, Scotland.
–	Technical Services—Chula Vista, CA; Long Beach, CA; Pomona, CA; Van Nuys, CA; Indianapolis, IN; Burlington, MA; Troy, MI; Norfolk, VA; Reston, VA; Canberra, Australia; and Christchurch, New Zealand.
–	Corporate—Billerica, MA; Waltham, MA; Garland, TX; Plano, TX; and Arlington, VA.

A summary of the space owned, leased and utilized by us as of December 31, 2007, by business segment is as follows:

	Leased	Owned(1)	Gov’t Owned(2)	Total(3)
Integrated Defense Systems	2,259,000	2,952,000	69,000	5,280,000
Intelligence and Information Systems	2,520,000	941,000	—	3,461,000
Missile Systems	2,724,000	1,136,000	1,202,000	5,062,000
Network Centric Systems	2,044,000	3,749,000	—	5,793,000
Space and Airborne Systems	3,272,000	3,898,000	—	7,170,000
Technical Services	3,152,000	184,000	161,000	3,497,000
Corporate	564,000	406,000	—	970,000
Totals	16,535,000	13,266,000	1,432,000	31,233,000
(1)	Ownership may include either fee ownership of land and improvements or a long term land lease with ownership of improvements.
(2)	Space utilized by us pursuant to an operating agreement (e.g. government-owned, contractor-operated).
(3)	Excludes approximately 145,000 square feet of vacant space.

ITEM 3. LEGAL PROCEEDINGS

We are primarily engaged in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government investigate whether our operations are being conducted in accordance with these requirements. U.S. government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Government contractors are also subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by us.

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. All appropriate costs expected to be incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, we do not expect any additional liability to have a material effect on our financial position, results of operations or liquidity. We have disclosed additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations in “Environmental Regulation” within Item 1, Item 1A. “Risk Factors,” “Commitments and Contingencies” within Item 7 and “Note 12: Commitments and Contingencies” within Item 8 of this Form 10-K.

Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, we do not expect any liability arising from them will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below. Each executive officer was elected by our Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Louise L. Francesconi

Ms. Francesconi has served as Vice President of Raytheon Company and President of the Missile Systems business unit since September 2002. From November 1999 to September 2002, Ms. Francesconi was a vice president of Raytheon Company and General Manager of the Missile Systems division within the Electronic Systems business unit. From February 1998 to November 1999, she was Senior Vice President of the former Raytheon Systems Company and Deputy General Manager of the company’s Defense Systems segment. Ms. Francesconi joined Raytheon in 1997 with the merger of the Hughes Electronics defense business, where she had served as the President of the Hughes Missile Company since 1996. Since 2006, Ms. Francesconi has served on the Board of Directors of Stryker Corporation, a leading medical technology company. Age 54.

Richard A. Goglia

Mr. Goglia has served as Vice President-Treasurer and Corporate Development since August 2006. From January 1999 to August 2006, Mr. Goglia was Vice President and Treasurer. Mr. Goglia joined Raytheon Company in March 1997 and until January 1999, Mr. Goglia was Director, International Finance. Prior to joining Raytheon Company, Mr. Goglia spent 16 years in various financial and management positions at General Electric Company, a diversified technology, media and financial services company, and General Electric Capital Corporation where his last position was Senior Vice President—Corporate Finance. Age 56.

Jon C. Jones

Mr. Jones has served as Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since November 2005. From May 2005 to November 2005, Mr. Jones served as Vice President and Deputy General Manager of SAS. From February 2004 to May 2005, Mr. Jones was Vice President and Deputy General Manager of the Missile Systems business unit. From May 2001 to February 2004, Mr. Jones was Vice President of Missile Systems’ Strike product line. Mr. Jones joined Raytheon in 1997 with the merger of Hughes, where he had served in positions of increasing responsibility since 1977. Age 53.

Michael D. Keebaugh

Mr. Keebaugh has served as Vice President of Raytheon Company and President of the Intelligence and Information Systems (IIS) business unit since September 2002. From February 1998 to September 2002, Mr. Keebaugh was Vice President and General Manager of the Imagery and Geospatial Systems division within the Command, Control, Communication and Information Systems business unit. Mr. Keebaugh joined the Electronics Systems business unit of Raytheon in 1990 as a result of an acquisition and held other senior positions within Raytheon including Vice President and General Manager of the Imagery and Geospatial Systems division within Raytheon Systems Company. Age 62.

Keith J. Peden

Mr. Peden has served as Senior Vice President—Human Resources since March 2001. From November 1997 to March 2001, Mr. Peden was Vice President and Deputy Director—Human Resources. From April 1993 to November 1997, Mr. Peden was Corporate Director of Benefits and Compensation. Age 57.

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

Daniel L. Smith

Mr. Smith has served as Vice President of Raytheon Company and President of the Integrated Defense Systems (IDS) business unit since September 2003. From August 2002 to September 2003, Mr. Smith was Vice President and Deputy General Manager of the IDS business unit. From October 1996 to August 2002, he served as Vice President and General Manager of Raytheon’s Naval & Maritime Integrated Systems division. Mr. Smith joined Raytheon in 1996 as the manager of programs for U.S. Navy LPD-17 class ships. Age 55.

Jay B. Stephens

Mr. Stephens has served as Senior Vice President and General Counsel since October 2002. In December 2006, he was also elected as Secretary of the Company. From January 2002 to October 2002, Mr. Stephens served as Associate Attorney General of the United States. From 1997 to 2002, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International, Inc. (formerly AlliedSignal, Inc.). From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury Winthrop Shaw Pittman LLP). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Mr. Stephens currently serves as the Chairman of the Board of the New England Legal Foundation. Age 61.

William H. Swanson

Mr. Swanson has served as Chairman since January 2004 and as Chief Executive Officer since July 2003. Mr. Swanson joined Raytheon in 1972 and has held increasingly responsible management positions, including: President from July 2002 to May 2004; Executive Vice President of Raytheon Company and President of Raytheon’s Electronic Systems business unit from January 2000 to July 2002; Executive Vice President of Raytheon Company and Chairman and CEO of Raytheon Systems Company from January 1998 to January 2000; Executive Vice President of Raytheon Company and General Manager of Raytheon’s Electronic Systems business unit from March 1995 to January 1998; and Senior Vice President and General Manager of the Missile Systems division from August 1990 to March 1995. Since 2004, Mr. Swanson has served on the Board of Directors of Sprint Nextel Corporation, a wireless communications services provider. Age 59.

David C. Wajsgras

Mr. Wajsgras has served as Senior Vice President and Chief Financial Officer since March 2006. From August 2005 to March 2006, Mr. Wajsgras served as Executive Vice President and Chief Financial Officer of Lear Corporation, an automotive interior systems and components supplier. From January 2002 to August 2005, he served as Senior Vice President and Chief Financial Officer of Lear. Mr. Wajsgras joined Lear in September 1999 as Vice President and Controller. Age 48.

Michael J. Wood

Mr. Wood has served as Vice President and Chief Accounting Officer since October 2006. Prior to joining Raytheon, Mr. Wood held positions of increasing responsibility over a 16-year career at KPMG LLP, an accounting firm, including most recently as an Audit Partner serving various aerospace and defense clients. Age 39.

Richard R. Yuse

Mr. Yuse has served as Vice President of Raytheon Company and President of the Technical Services (TS) business unit since May 2007. From March 2007 to May 2007, Mr. Yuse was Vice President and Deputy General Manager of the TS business unit. From January 2006 to March 2007, he served as Vice President of the Integrated Air Defense product line of the IDS business unit. Mr. Yuse joined Raytheon in 1976 and has held positions of increasing responsibility on a variety of programs ranging from system architecture and design to flight test director and program manager. Age 56.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At February 11, 2008, there were 39,962 record holders of our common stock. Our common stock is traded on the New York Stock Exchange under the symbol “RTN”. For information concerning stock prices and dividends paid during the past two years, see “Note 16 Quarterly Operating Results (Unaudited)” within Item 8 of this Form 10-K. Although we do not have a formal dividend policy, management believes that a reasonable dividend payout ratio based on the current industry environment and market conditions is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). Dividends are subject to quarterly approval by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock. This information is provided as of December 31, 2007.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(B) Weighted average exercise price of outstanding options, warrants and rights(2)	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(3)
Equity compensation plans approved by stockholders	19,420,017	$42.45	11,141,698
Equity compensation plans not approved by stockholders	—	—	—
Total	19,420,017	$42.45	11,141,698
(1)	This amount includes 2,135,576 shares, which is the maximum number of shares that may be issued upon settlement of restricted stock units granted pursuant to the 2005, 2006 and 2007 Long-Term Performance Plans (LTPP), including dividend equivalent amounts. The shares to be issued pursuant to the 2005, 2006 and 2007 LTPPs will be issued under the 2001 Stock Plan. The material terms of the 2005, 2006 and 2007 LTPPs are described in more detail in “Note 13: Stock-Based Compensation Plans” within Item 8 of this Form 10-K. These awards may be settled in cash or in stock at the discretion of the Management Development and Compensation Committee.

This amount also includes 166,192 shares that may be issued upon settlement of restricted stock units generally issued to non-U.S. employees. The restricted stock units are granted pursuant to the 2001 Stock Plan and shares to be issued in settlement of the units will be issued under the 2001 Stock Plan. The awards of restricted stock units generally vest one-third per year on the second, third and fourth anniversaries of the date of grant.

This amount also includes 10,023,336 shares issuable upon exercise of stock options granted under the 1995 Stock Option Plan. The 1995 Stock Option Plan expired in March 2005 and no additional options may be granted pursuant to that plan.

(2)	Since restricted stock unit awards do not have an exercise price, the weighted average exercise price does not take into account the restricted stock unit awards granted under the 2005, 2006 and 2007 LTPPs and restricted stock units granted to non-U.S. employees.

(3)	As of December 31, 2007, there were (i) 12,139,425 shares available for grant as stock options, stock appreciation rights, restricted stock units and restricted stock under the 2001 Stock Plan and (ii) 149,636 shares available for grant as restricted stock under the 1997 Nonemployee Directors Restricted Stock Plan.

Stock Performance Graph

The following chart compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2002 to the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Aerospace & Defense Index.

Total Return To Shareholders

(Includes reinvestment of dividends)

		Annual Return Percentage Years Ending
Company/Index		12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Raytheon Common Stock		0.40	32.20	5.75	34.17	17.02
S&P 500 Index		28.68	10.88	4.91	15.79	5.49
S&P Aerospace & Defense Index		23.10	16.00	15.92	25.16	19.32

		Indexed Returns Years Ending
Company/Index	Base Period 12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Raytheon Common Stock	100	100.40	132.73	140.36	188.33	220.38
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
S&P Aerospace & Defense Index	100	123.10	142.79	165.53	207.18	247.20

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
October (September 24, 2007-October 21, 2007)	1,750,397	$63.78	1,748,338	$2.0 billion
November (October 22, 2007-November 18, 2007)	2,165,198	62.96	2,160,000	$1.9 billion
December (November 19, 2007-December 31, 2007)	1,530,163	61.88	1,524,000	$1.8 billion
Total	5,445,758	$62.92	5,432,338
(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the fiscal fourth quarter of 2007 includes: (i) the surrender by employees of 1,142 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options, and (ii) the surrender by employees of 12,278 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	On December 20, 2006, our Board of Directors approved an increase to our repurchase program of up to an additional $750 million of our outstanding common stock. On October 24, 2007, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL SUMMARY(1)

(In millions except share amounts and total employees)	2007	2006	2005	2004	2003
Results of Operations
Net sales	$21,301	$19,707	$18,491	$17,360	$15,648
Operating income	2,328	1,944	1,619	1,344	1,288
Interest expense, net	33	197	266	377	506
Income from continuing operations	1,693	1,187	898	408	512
Income (loss) from discontinued operations, net of tax	885	96	(27)	(32)	(147)
Cumulative effect of change in accounting principle, net of tax	—	—	—	41	—
Net income	2,578	1,283	871	417	365
Net cash provided by operating activities from continuing operations	1,249	2,477	2,352	1,746	2,330
Net cash provided by operating activities	1,198	2,743	2,515	2,071	2,034
Diluted earnings per share from continuing operations	$3.80	$2.63	$1.98	$0.92	$1.23
Diluted earnings per share	5.79	2.85	1.92	0.94	0.88
Dividends declared per share	1.02	0.96	0.88	0.80	0.80
Average diluted shares outstanding (in thousands)	445,659	450,875	453,302	442,201	415,429
Financial Position at Year-End
Cash and cash equivalents	$2,655	$2,460	$1,202	$556	$661
Current assets	7,616	9,517	8,770	8,249	8,209
Property, plant and equipment, net	2,058	2,025	1,997	2,049	2,063
Total assets	23,281	25,491	24,381	24,153	24,208
Current liabilities	4,788	6,715	6,335	5,995	4,617
Long-term liabilities (excluding debt)	3,467	4,232	3,249	2,923	3,067
Long-term debt	2,268	3,278	3,969	4,179	6,436
Subordinated notes payable	—	—	408	408	859
Total debt	2,268	3,965	4,431	5,067	7,295
Stockholders’ equity	12,542	11,101	10,709	10,551	9,162
General Statistics
Total backlog	$36,614	$33,838	$31,528	$29,905	$25,263
Capital expenditures	313	294	296	298	332
Depreciation and amortization	372	361	348	339	295
Total employees from continuing operations	72,100	69,900	71,600	71,500	69,200
(1)	All periods presented have been reclassified to reflect Raytheon Aircraft and Flight Options as discontinued operations as a result of the sales of these businesses in 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction

Raytheon Company develops technologically advanced, integrated products, services and solutions in four core defense markets: Sensing; Effects; Command, Control, Communications and Intelligence (C3I) and Mission Support. We serve all branches of the U.S. military and numerous other U.S. government agencies, and the North Atlantic Treaty Organization (NATO) and many allied governments.

We operate in six business segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of this Form 10-K. As discussed in more detail below and elsewhere in this Form 10-K, in 2007, we sold Raytheon Aircraft and Flight Options. Accordingly, Raytheon Aircraft and Flight Options are presented as discontinued operations in this Form 10-K. For further information regarding Raytheon Aircraft, Flight Options and our Other Discontinued Operations, see Discontinued Operations below and “Note 2: Discontinued Operations” within Item 8 of this Form 10-K.

In this section, we discuss our industry and how certain factors may affect our business, key elements of our strategy, how our financial performance is assessed and measured by management, and other business considerations, including certain risks and challenges to our business. Next, we discuss our critical accounting estimates, which are those estimates that are most important to both the reporting of our financial condition and results of operations and require management’s most difficult or subjective judgment. We then review our 2007 results of operations beginning with an overview of our total company results, followed by a more detailed review of those results by business segment and discontinued operations. We also review our financial condition and liquidity including our capital structure and resources, off-balance sheet arrangements, commitments and contingencies, and conclude with a discussion of our exposure to various market risks.

Industry Considerations

Domestic Considerations

U.S. Department of Defense (DoD) funding has grown substantially since 2001. The DoD base budget, which excludes emergency funding for operations in Iraq, Afghanistan, and other activities related to the Global War on Terrorism, has grown from $300 billion in fiscal year (FY) 2001 to $479 billion in FY 2008, or 7% compounded annually. The FY 2008 budget is $48 billion, or 11% more than the FY 2007 level.

DoD modernization funding, which consists of procurement and research and development (R&D), is of particular importance to defense contractors. Modernization funding in the base budget has grown at an annual rate of 8% since FY 2001. The FY 2008 modernization level of $176 billion is $16 billion, or 10% more than the FY 2007 level. A major reason for this consistent growth is the need to replace aging inventory of planes, ships, ground combat vehicles and other necessary warfighting equipment, often referred to as recapitalization by DoD officials.

The DoD Operations and Maintenance Account (O&M), which includes funding for training, services and other logistical support functions, is the other major account of importance to the defense industry. O&M in the DoD base budget has grown at an annual rate of 6% since FY 2001. The FY 2008 level of $164 billion is $18 billion, or 12% more than the FY 2007 level. The recent decision to increase active duty ground forces by 92,000 will likely increase O&M funding requirements in the near future.

Funding for the major operations of the Global War on Terrorism, notably the operations in Afghanistan and Iraq, have largely occurred through emergency supplemental appropriations rather than in the base budget appropriations. These emergency supplemental appropriations have risen from $63 billion in FY 2003 to the President’s request of $189 billion for FY 2008, or 25% compounded annually.

The share of funding devoted to the modernization accounts, primarily procurement, within these emergency supplemental appropriations has steadily grown. Of the President’s $189 billion request for FY 2008 emergency funding, 40% is for modernization, which is $26 billion, or 52% more than the FY 2007 level. This growth is fueled by a greater need for force protection of the warfighter as well as the growing need to replace or extensively refurbish equipment which is wearing down due to operations in Afghanistan and Iraq.

Looking forward, the DoD budget will be affected by several factors, including the following:

–	External threats to our national security, including potential security threats posed by extremist Islamic terrorism and countries such as Iran, North Korea, or a politically unstable Pakistan.
–	Funding for on-going operations in Iraq and, to a lesser extent, Afghanistan, which will require funding above and beyond the DoD base budget for their duration.
–

Future priorities of the next Administration which could result in significant changes in the DoD budget overall and how much within that budget is devoted to recapitalization, modernization and other DoD funding priorities beginning with the FY 2010 budget.

–	The overall health of the U.S. and world economies and the U.S. government’s finances.

Based on the enacted and proposed levels of funding for DoD for FY 2008 and FY 2009, we expect continued defense spending growth in the near-term. However, projected defense spending becomes increasingly uncertain beyond that period due to numerous factors, including those noted above. For more information on the risks and uncertainties that could impact the U.S. government’s demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

International Considerations

Internationally, the growing threat of additional terrorist activity, emerging nuclear states and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions. We currently anticipate that international defense budgets will grow slightly faster than domestic budgets. International customers are expected to also continue to adopt similar defense transformation initiatives as the DoD’s initiatives. We believe that this trend will continue because many international customers are facing the same threat environment changes as the United States and they wish to assure that their forces and systems will be interoperable with U.S. and NATO forces. Certain countries have increased their defense budgets due to strong regional or local economic growth which may allow them to simultaneously undertake domestic infrastructure, defense and homeland security projects. However, international demand is sensitive to changes in the priorities and budgets of international customers, which may be driven by potentially volatile regional and local economic and political factors, as well as U.S. foreign policy. For more information on the risks and uncertainties that could impact international demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

Our Strategy and Opportunities

The following are the key elements of our strategy:

–	Focus on key strategic pursuits, technology and mission assurance to protect and grow our position in our four core defense markets, Sensing, Effects, C3I and Mission Support.
–	Leverage our domain knowledge in these core defense markets, as well as in Mission Systems Integration, Homeland Security, and Information Assurance/Information Operations.
–	Expand our international business by increasing defense sales and seeking adjacent opportunities.
–	Be a Customer-focused company based on performance, relationships, and solutions.

Our Core Defense Markets

We believe that our technologies, domain knowledge and key capabilities and their alignment with customer needs in our core defense markets position us favorably to continue to grow and increase our market share. Our core markets also serve as a solid base from which to expand into adjacent and emerging markets, such as in Mission Systems Integration, Homeland Security, and Information Assurance/Information Operations. We continually explore opportunities to use our existing capabilities or develop or acquire additional ones to expand into closely adjacent markets.

–

Sensing—We are focused on expanding beyond traditional RF (radio frequency)/EO (electro-optical) systems and into adjacent markets such as hyperspectral, acoustic and ultraviolet systems and sensors to detect Weapons of Mass

Destruction. Our SAS business segment was recently selected to supply Active Electronically Scanned Array (AESA) radars for the Air Force’s next generation F-15E Strike Eagle aircraft. In addition, during 2007, our NCS business segment began supplying Thermal Weapon Sights (TWS) that allow individual soldiers to perform surveillance and targeting during day or night, in zero illumination, or in fog, smoke, dust and sand. Using acoustic sensor technologies, our IDS business segment developed the Undersea Coastal Surveillance System (UCSS) and Airborne Low Frequency Sonar (ALFS). IDS is also developing a new Advanced Spectroscopic Portal (ASP) designed to help border authorities scan for nuclear materials.

–

Effects—We are also focused on moving beyond kinetic energy weapons to provide a broader range of systems that generate desired effects on an enemy, including using the missile as a node in the network, urban warfare applications, directed energy, lethal and non-lethal applications and information operations. Our Effects capabilities include advanced airframes, guidance and navigation systems, high-resolution sensors, targeting and netted systems. In 2007, in addition to a number of successful intercepts with Standard Missile-3s, our MS business segment delivered its non-lethal Active Denial System 2 to the U.S. Air Force. The Active Denial System is designed to use millimeter wave technology to repel individuals without causing injury and can be used for military or homeland security applications.

–

C3I—We are seeking to continue to grow our market presence and expand our knowledge management and discovery capabilities. Our C3I capabilities include situational awareness, persistent surveillance, communications, mission planning, battle management command and control, intelligence and analysis, and integrated ground solutions. In 2007, our NCS business segment was awarded the U.S. Navy’s Multiband Terminal (NMT) contract to develop and produce an advanced satellite communication system for seamless assured connectivity between a ship’s or submarine’s computer network and the Global Information Grid.

–

Mission Support—We are focused on enabling customer success through total life-cycle support that predicts customer needs, senses potential problems and proactively responds with the most appropriate solutions. Our Mission Support capabilities include technical services, system engineering, logistics, training, operations and maintenance. In 2007, our TS business segment was awarded the Warfighter FOCUS contract to oversee the landmark consolidation of the U.S. Army’s live, virtual and constructive training operations and support systems worldwide.

–

Mission Systems Integration—We believe that our expanding Mission Systems Integration (MSI) role will be a key differentiator for us. MSI is the integration of multiple systems (e.g., sensors, C3I, effects) to deliver a solution designed to accomplish a specific mission for a customer. MSI requires a thorough understanding of the customer’s mission, the systems being integrated and the concept of operations. Our customer focus, program execution and the ability of our businesses to effectively work together on broad and complex initiatives are important factors in our ability to continue to expand our MSI role. Examples of our MSI initiatives in 2007 include our continued successful performance on the DDG 1000 program and our successes with intelligence community classified Horizontal Integration opportunities—whose aim is to integrate and link mission elements, multiple sources of intelligence, and ultimately all elements of the intelligence community.

–

Homeland Security—We also intend to continue to grow our presence in the domestic and international homeland security markets, focusing on transportation security, critical infrastructure protection, energy security, intelligence program support, law enforcement solutions, and emergency preparedness and response. In 2007, our IIS business segment was awarded e-Borders, a contract to develop and implement an advanced border control and security program for the U.K. Home Office.

–

Information Assurance/Information Operations—In 2008, we established a new product line of cyber operations and information security solutions to address the emerging information assurance and information operations market. We intend to leverage and expand our information assurance capabilities as well as the capabilities of Raytheon Oakley Systems (which we acquired in 2007).

International Growth

Because of the breadth of our offerings, our systems integration capability and our strong legacy in the international marketplace, we believe that we are well-positioned to continue to grow our international business. As discussed under “International Considerations,” we believe that demand is growing for solutions in air and missile defense, homeland security including border surveillance, air traffic management, precision engagement, naval systems integration and intelligence and surveillance and reconnaissance. In addition, as coalition forces increasingly integrate military operations worldwide, we believe that our leadership in network centric operations will continue to be a key discriminator.

In 2007, our international bookings grew from $3.4 billion in 2006 to $6.7 billion in 2007. Notable awards include e-Borders, a contract with the U.K. Home Office, and Air Warfare Destroyer, a contract with Australia to design, develop and procure the combat system for the new Hobart Class destroyers.

Focus on the Customer and Execution

Our customer focus continues to be a critical part of our strategy—underpinned by a focus on performance, relationships and solutions. Performance means being able to meet customer commitments and is ensured through strong processes, metrics and oversight. We maintain a “process architecture” that spans our broad programs and pursuits. It consists of processes such as Integrated Product Development System (IPDS) which assures consistency of evaluation and execution at each step in a program’s life-cycle. These processes are linked to an array of front-end and back-end metrics. With this structure, we are able to track results and be alerted to potential issues through numerous oversight mechanisms, including operating reviews and annual operating plan reviews.

We are also continuing to build strong customer relationships by listening to customers, working with them as partners and including them on Raytheon Six SigmaTM teams to jointly improve their programs and processes. We are increasingly focused on responding to our customers’ changing requirements with rapid and effective solutions to real problems.

Other Business Considerations

We currently are involved in approximately 15,000 contracts. Our largest contract in 2007 was DDG 1000, which accounted for less than 5% of total sales in 2007. We believe that our diverse portfolio of programs and capabilities is well suited to a changing defense environment. However, we face numerous challenges and risks, as discussed below and under Item 1A “Risk Factors” of this Form 10-K.

We remain dependent on the U.S. government for a substantial portion of our business. Sales to the U.S. government may be affected by changes in procurement policies, budget considerations, changing defense requirements and political developments such as changes in Congress and the Administration. The influence of these factors, which are largely beyond our control, could impact our financial position and results of operations. In addition, we operate in highly competitive markets. These markets are becoming increasingly more concentrated in response to the trend of certain customers awarding a smaller number of large multi-service contracts and industry consolidation. Additionally, the DoD and international customers are increasingly turning to commercial contractors for IT and other support work.

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

We also focus on significant changes in our estimates of contract sales, costs and profits, to assess program performance and the potential impact of such changes on our results of operations. As discussed in greater detail in “Critical Accounting Estimates”, our method of accounting for our contracts requires that we estimate contract revenues and costs. Due to the size, length of time and nature of the work required to be performed on many of our contracts, our estimates are complicated and subject to many variables. We review our contract estimates periodically to assess whether revisions are warranted and make revisions and adjustments to our estimates in the ordinary course. Changes in estimates of contract sales, costs and profits are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. In addition, given our number of contracts and our accounting methods, we may recognize changes in multiple contracts in a fiscal quarter that, individually, may be significant, but that result, on a net basis, in no impact on our results of operations. Alternatively, we may recognize changes in numerous contracts in a fiscal quarter that, individually, may be immaterial, but that result, collectively, in a significant change to our results of operations.

FINANCIAL SUMMARY

Management is focused on the following financial indicators:

–	Bookings—a forward-looking metric that measures the value of new contracts awarded to us during the year.
–	Net Sales—a growth metric that measures our revenue for the current year.
–	Operating Profit from Continuing Operations—which measures our profit from continuing operations for the year, before interest and taxes.
–	Free Cash Flow—a measure of the cash that is generated in a given year that we can use to make strategic investments to grow our business or return to our shareholders.
–	Return on Invested Capital (ROIC)—a measure of the efficiency and effectiveness of our use of capital.

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

Gross bookings were $25.5 billion in 2007, $22.4 billion in 2006 and $20.8 billion in 2005, resulting in backlog of $36.6 billion, $33.8 billion and $31.5 billion at December 31, 2007, 2006 and 2005, respectively. Backlog represents future sales expected to be recognized over the contract period, which is generally the next several years. Depending upon the customer and their funding sources, our orders might be structured as annual follow-on contracts, or as one large multi-year order or long-term award. As a result, period-to-period comparisons of backlog are not necessarily indicative of future workloads.

Net sales were $21.3 billion in 2007, $19.7 billion in 2006 and $18.5 billion in 2005.

Operating income was $2.3 billion in 2007, $1.9 billion in 2006 and $1.6 billion in 2005. Operating income as a percentage of net sales was 10.9%, 9.9% and 8.8% in 2007, 2006 and 2005, respectively. Included in operating income was a FAS/CAS Pension Adjustment, described below in Consolidated Results of Operations, of $259 million in 2007, $362 million in 2006 and $448 million of expense in 2005.

Operating cash flow from continuing operations was $1.2 billion in 2007, $2.5 billion in 2006 and $2.4 billion in 2005. Total debt was $2.3 billion at December 31, 2007 compared to $4.0 billion at December 31, 2006.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are based on the application of generally accepted accounting principles (GAAP) which requires us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and any such differences may be material to our consolidated financial statements. We believe that the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Revenue Recognition—The method by which we recognize revenue is determined by the type of contract or arrangement entered into with the customer. Each contract or arrangement we enter into is analyzed to determine which revenue recognition method is appropriate based on the terms and conditions and nature of the contract. The significant estimates considered in recognizing revenue for the types of revenue-generating activities we are involved in are described below. We define service revenue as those activities not associated with the design, development or production of tangible assets and the delivery of software code or a specific capability. We also classify contract revenues as product or service depending on the predominant attributes of the relevant underlying contracts. Service revenue represented less than 10% of our total revenues in 2007, 2006 and 2005.

Percentage of Completion Accounting

We account for our contracts associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, or those otherwise within the scope of Chapter 11 of Accounting Research Bulletin No. 43, Government Contracts (ARB No. 43) or Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), such as certain cost-plus service contracts, using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. The selection of the method by which to measure such progress towards completion requires judgment and is based on the nature of the products or services to be provided. Our analysis of these contracts also contemplates whether contracts should be combined or segmented. The combination of two or more contracts requires significant judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Additionally, judgment is involved in determining whether a single contract or group of contracts may be segregated based on how the contract was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period had consideration not been given to these factors. We combine closely related contracts when all the applicable criteria under SOP 81-1 are met. Similarly, we may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under SOP 81-1 are met.

We generally use the cost-to-cost measure of progress for all of our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred-to-date to the total estimated costs at completion of the contract. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. Revenues, including estimated earned fees or profits, are recorded as costs are incurred. Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Management must make various assumptions and estimates related to contract deliverables including design requirements, performance of subcontractors, cost and availability of materials, productivity and manufacturing efficiency and labor availability. Incentive and award fees which are generally awarded at the discretion of the customer, as well as penalties related to contract performance, are considered in estimating profit rates. Estimates of award fees are based on actual awards and anticipated performance. Incentive provisions which increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Our claims on contracts are recorded only if it is probable that the claim will result in additional contract revenue and the amounts can be reliably estimated.

We have a standard quarterly management process in which management reviews the progress and performance of our significant contracts. As part of this process, management reviews include, but are not limited to, any outstanding key contract matters, progress towards completion and the related schedule, identified risks and opportunities and the related changes in revenues and costs. Based on this analysis, any adjustments to revenue, costs of sales, and profit are recorded as necessary in the period in which they become known. Changes in estimates of contract sales, costs and profits are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Other Revenue Methods

To a much lesser extent, we also enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, or not otherwise within the scope of ARB No. 43 or SOP 81-1. We account for those contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), or other relevant revenue recognition accounting literature. Revenue under such contracts is generally recognized upon delivery or as the service is performed. Revenue on contracts to sell software is recognized in accordance with the requirements of Statement of Position 97-2, Software Revenue Recognition. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Royalty revenue is recognized when earned. Revenue generated from fixed price service contracts not associated with the design, development, manufacture or modification of complex aerospace or electronic equipment is recognized as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and we have determined that collectibility is reasonably assured.

We apply the separation guidance in Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) for contracts with multiple deliverables. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above.

Other Considerations

The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. Cost-based pricing is determined under the Federal Acquisition Regulations (FAR). The FAR provides guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. government contracts. For example, costs such as those related to charitable contributions, advertising, interest expense and public relations are unallowable. In addition, we may enter into agreements with the U.S. government that address the allowability and allocability of costs to contracts for specific matters. Certain costs incurred in the performance of our U.S. government contracts are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are deferred and primarily include a portion of our environmental expenses, asset retirement obligations, certain restructuring costs, deferred state income tax and workers’ compensation. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Pension and other postretirement costs are allocated to our contracts as allowed costs based upon the U.S. Government Cost Accounting Standards (CAS). The CAS requirements for pension and other postretirement costs differ from the financial accounting standards (FAS) requirements under U.S. GAAP. Given the inherent difficulty in matching individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS expense to be recoverable under our expected future contract activity, and therefore have not deferred any FAS expense for pension and other postretirement plans in 2005-2007. This resulted in $259 million, $362 million and $448 million of incremental expense reflected in our results of operations for 2007, 2006 and 2005, respectively, for the difference between CAS and FAS requirements for our pension plans in those years.

Pension Costs—We have pension plans covering the majority of our employees, including certain employees in foreign countries. The selection of the assumptions used to determine pension expense involves significant judgment. Our long-term return on assets (ROA) and discount rate assumptions are the key variables in determining pension expense and the funded status of our pension plans.

To develop the long-term ROA assumption, we perform periodic studies which consider our asset allocation strategies, recent and anticipated future long-term performance of individual asset classes, and the associated risk. The investment policy asset allocation ranges for our domestic plans are as follows:

U.S. Equities	35% - 65%
International Equities	5% - 30%
Debt Securities	20% - 40%
Real Estate	2% - 7%
Other (including private equity and cash)	2% - 17%

The long-term ROA assumption for our domestic pension plans in 2007 was 8.75%, unchanged from 2006. If we significantly changed our investment allocation or strategy, it could change our assumed long-term rate of return.

An increase or decrease of 25 basis points in the expected ROA assumption would increase or decrease our estimated pension expense in 2007 by approximately $30 million. For every 2.5% that the actual domestic pension plan asset return exceeds or is less than the long-term ROA assumption for 2007, our estimated pension expense would change by approximately $20 million.

The discount rate assumption is determined by using a model consisting of a theoretical bond portfolio for which the timing and amount of cash flows approximates the estimated benefit payments of our pension plans. The discount rate assumption for our domestic pension plans at December 31, 2007, is 6.5%, an increase from 6.0% at December 31, 2006. An increase or decrease of 25 basis points in the discount rate assumption for 2007 would decrease or increase our estimated pension expense for 2007 by approximately $45 million.

Other variables that can impact the pension funded status and expense include demographic experience such as the rates of salary increase, retirement, turnover and mortality. In addition, certain pension plans provide a lump sum form of benefit which varies based upon externally determined interest rates. Assumptions for these variables are set based on actual and projected plan experience. Effective December 31, 2005, we updated our mortality assumption for our pension and postretirement benefit programs to a blend of our own historical experience and a table representing broad expectations of U.S. mortality rates to reflect changes in the lifespan of the pension population. This assumption change resulted in an increase in 2006 pension expense of $130 million.

In general, we value our pension assets based upon quoted or observable market prices or other standard valuation techniques which generally assume a liquid market. In addition, we estimate the value of certain non-readily marketable investments, which are less than 5% of our pension assets at December 31, 2007, based on the most recently available asset data which can be up to three months in arrears.

In addition, we have $3.2 billion of deferred losses in our pension and other postretirement benefit plans resulting primarily from differences between actual and assumed asset returns, changes in discount rates, changes in plan provisions and differences between actual and assumed demographic experience. To the extent we continue to have fluctuations in these items we will experience increases or decreases in our funded status and related accrued retiree benefit obligation. For every 25 basis point change in discount rate, our projected benefit obligation for the pension plans as of December 31, 2007, would change by approximately $430 million. In addition, a 1% change in the actual domestic pension plan asset return compared to the long-term ROA assumption would change the market value of pension plan assets as of December 31, 2007, by approximately $130 million. The deferred losses are amortized and included in future pension expense over the average employee service period of approximately 11 years. As described in Note 1 to the Financial Statements, we adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) for the year ended December 31, 2006, which resulted in a $1.9 billion increase in accrued retiree benefits and other long-term liabilities and a corresponding $1.3 billion decrease, net of taxes, in accumulated other comprehensive (loss) income in stockholders’ equity.

Impairment of Goodwill—We evaluate goodwill for impairment annually during the fourth quarter and in any interim period in which circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business; significant decreases in federal government appropriations or funding for our contracts; or other significant adverse changes in industry or market conditions. No events occurred during the periods presented that indicated the existence of an impairment with respect to our goodwill related to continuing operations. We estimate the fair value of our reporting units using a discounted cash flow model based on our most recent long-range plan and compare the estimated fair value of each reporting unit to its net book value, including goodwill. We discount the related cash flow forecasts using the weighted average cost of capital method at the date of evaluation. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. There was no indication of goodwill impairment for continuing operations as a result of our impairment analysis. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

In our discussions of comparative results, changes in sales are typically expressed in terms of volume. Volume generally refers to increases (or decreases) in revenues incurred due to varying production activity levels, delivery rates or service levels on individual contracts. Volume changes will typically carry a corresponding margin change based on the profit rate for a particular contract. Segment operating margin reflects the performance on programs and changes in contract mix. In addition, in our discussions of comparative results, changes in segment operating profit rates are typically expressed in terms of volume, as discussed above, or performance. Performance refers to changes in contract profit rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion of the contract that reflect improved (or deteriorated) operating or award fee performance on a particular contract. Changes in estimates of contract sales, costs and profits are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods.

Selected consolidated results were as follows:

				% of Net Sales
(In millions except percentages)	2007	2006	2005	2007	2006	2005
Net sales	$21,301	$19,707	$18,491
Gross margin	4,264	3,730	3,277	20.0%	18.9%	17.7%
Administrative and selling expenses	1,434	1,322	1,228	6.7%	6.7%	6.6%
Research and development expenses	502	464	430	2.4%	2.4%	2.3%
Operating income	2,328	1,944	1,619	10.9%	9.9%	8.8%
Interest expense, net	33	197	266	0.2%	1.0%	1.4%
Other expense (income), net	70	(44)	(13)	0.3%	-0.2%	-0.1%
Income from continuing operations	1,693	1,187	898	7.9%	6.0%	4.9%
Income (loss) from discontinued operations, net of tax	885	96	(27)	4.2%	0.5%	-0.1%
Net income	2,578	1,283	871	12.1%	6.5%	4.7%

The increase in sales in 2007 was primarily due to higher sales at Network Centric Systems, Missile Systems and Integrated Defense Systems. The increase in sales in 2006 was primarily due to higher sales at Integrated Defense Systems, Missile Systems and Network Centric Systems. Sales to the U.S. Department of Defense were 81% of sales in 2007, 79% in 2006 and 77% in 2005. Total sales to the U.S. government were 86% of sales in 2007, 86% in 2006 and 85% in 2005. Included in U.S. government sales were foreign military sales through the U.S. government of $1.5 billion, $1.3 billion and $1.1 billion in 2007, 2006 and 2005, respectively. We currently expect defense market trends to continue to positively impact our sales in 2008. However, as discussed above in Industry Considerations, our expectation is based on certain assumptions and estimates regarding factors, such as U.S. government budget and appropriation decisions and geo-political events and macroeconomic conditions, which are beyond our control. Total international sales, including foreign military sales, were $4.2 billion or 20% of sales in 2007, $3.7 billion or 19% in 2006 and $3.4 billion or 18% in 2005.

Included in gross margin was a FAS/CAS Pension Adjustment of $259 million, $362 million and $448 million of expense in 2007, 2006 and 2005 respectively. The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS No. 87) and our pension expense under CAS and is reported as a separate line item in our segment results. SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements of pension plans that are determined by other factors. CAS prescribe the allocation to and recovery of pension costs on U.S. government contracts and is a major factor in determining pension funding requirements. The results for each segment only include pension expense as determined under CAS that can generally be recovered through the pricing of products and services to the U.S. government.

The changes in operating income by segment are described below.

The decreases in interest expense, net in 2007 and 2006 were primarily due to a higher average cash balances and lower average outstanding debt.

The expense for income taxes differs from the U.S. statutory rate due to the following:

	2007	2006	2005
Statutory tax rate	35%	35%	35%
Tax settlements and export tax benefit refund claims	(9.9)	—	—
Other items, net	(1.2)	(1.3)	(0.7)
Effective tax rate	23.9%	33.7%	34.3%

The effective tax rate was 23.9% in 2007, 33.7% in 2006 and 34.3% in 2005, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. Included in the effective tax rate in 2007 was a $219 million favorable impact primarily related to the resolution of a federal research credit refund claim for the 1984-1990 years and certain export tax benefit refund claims, which reduced the effective tax rate by 9.9%. The effective tax rate in 2007 was also reduced by manufacturing benefits, research credits and Employee Stock Ownership Plan (ESOP) dividend deductions, and was increased by various non-deductible expenses. The effective tax rate in 2006 was reduced by export-related tax benefits, ESOP dividend deductions, manufacturing benefits and research credits, and was increased by various non-deductible expenses. The effective tax rate in 2005 was reduced by export-related tax benefits, research credits and ESOP dividend deductions, and was increased by various non-deductible expenses. Included in the effective tax rate in 2005 was the impact of the $12 million nondeductible settlement with the SEC, an $18 million accrual related to adjustments resulting from examinations by taxing authorities and other tax issues and a $5 million accrual related to the repatriation of earnings from foreign subsidiaries. The provision for state income taxes has been included in administrative and selling expenses as these costs can generally be recovered through the pricing of products and services to the U.S. government.

Income from continuing operations was $1,693 million or $3.80 per diluted share on 445.7 million average shares outstanding in 2007, $1,187 million or $2.63 per diluted share on 450.9 million average shares outstanding in 2006 and $898 million or $1.98 per diluted share on 453.3 million average shares outstanding in 2005. The increase in continuing operations of $506 million in 2007 compared to 2006 was principally due to the following: operational improvements of $281 million from growth and performance improvements discussed below in Segment Results, $219 million of tax-related benefits discussed above, lower net interest expense of $164 million and lower FAS/CAS expense of $103 million offset by higher taxes of $147 million related primarily to our higher income and an increase in other expense of $114 million driven primarily by the loss on our early repurchase of debt. The increase in income from continuing operations of $289 million in 2006 compared to 2005 was primarily due to improved operating results described below in Segment Results.

Income (loss) from discontinued operations, net of tax, described below in Discontinued Operations, was $885 million of income or $1.99 per diluted share in 2007, $96 million of income or $0.21 per diluted share in 2006 and $27 million of loss or $0.06 per diluted share in 2005.

Net income was $2,578 million or $5.79 per diluted share in 2007, $1,283 million or $2.85 per diluted share in 2006 and $871 million or $1.92 per diluted share in 2005.

SEGMENT RESULTS

We report our results in the following segments: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services.

Effective on the date of the sale of Flight Options LLC (FO) in 2007, we reorganized the remaining businesses which we formerly disclosed in the Other category to realign our capabilities and technologies. As discussed below, FO is accounted for as a discontinued operation. Also, our Raytheon Professional Services business was transferred to Technical Services. With the sale of Raytheon Aircraft and FO, we have largely exited the commercial aircraft market and all remaining assets and liabilities associated with the residual commuter aircraft portfolio of Raytheon Airline Aviation Services LLC (RAAS), which currently generates only indidental revenues, were transferred to Corporate.

Also, effective January 1, 2007, the composition of Technical Services’ internal organization was changed to exclude the Media Solutions business, which now reports to Integrated Defense Systems and Space and Airborne Systems. Media Solutions generated inter-company revenue primarily from Integrated Defense Systems and Space and Airborne Systems in prior periods.

Prior period segment results were revised to reflect these changes.

Net Sales (In millions)	2007	2006	2005
Integrated Defense Systems	$4,695	$4,220	$3,807
Intelligence and Information Systems	2,742	2,560	2,509
Missile Systems	4,993	4,503	4,124
Network Centric Systems	4,164	3,561	3,205
Space and Airborne Systems	4,288	4,319	4,175
Technical Services	2,174	2,153	2,066
Corporate and Eliminations	(1,755)	(1,609)	(1,395)
Total	$21,301	$19,707	$18,491

Operating Income (In millions)	2007	2006	2005
Integrated Defense Systems	$828	$691	$548
Intelligence and Information Systems	248	234	229
Missile Systems	541	479	431
Network Centric Systems	506	379	333
Space and Airborne Systems	560	604	606
Technical Services	139	153	152
FAS/CAS Pension Adjustment	(259)	(362)	(448)
Corporate and Eliminations	(235)	(234)	(232)
Total	$2,328	$1,944	$1,619

Gross Bookings(1) (In millions)	2007	2006	2005
Integrated Defense Systems	$6,066	$4,118	$5,265
Intelligence and Information Systems	4,900	2,701	2,537
Missile Systems	4,925	6,021	3,808
Network Centric Systems	3,904	4,037	3,698
Space and Airborne Systems	3,997	4,021	3,996
Technical Services	1,610	1,418	1,373
Corporate	96	101	108
Total	$25,498	$22,417	$20,785
(1)	The gross bookings in each year are influenced by timing of awards that may cover multiple fiscal years and exclude contract cancellations and terminations.

	Funded Backlog(1)			Total Backlog
Backlog at December 31 (In millions)	2007	2006	2005	2007	2006	2005
Integrated Defense Systems	$4,781	$4,088	$3,009	$9,296	$7,934	$8,010
Intelligence and Information Systems	2,325	893	642	5,636	3,935	4,077
Missile Systems	5,218	5,135	4,443	9,379	9,504	8,040
Network Centric Systems	3,957	4,037	2,839	5,102	5,059	4,307
Space and Airborne Systems	3,037	2,770	2,851	5,276	5,591	5,220
Technical Services	1,200	1,263	1,196	1,925	1,815	1,874
Total	$20,518	$18,186	$14,980	$36,614	$33,838	$31,528
(1)	Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

Integrated Defense Systems (IDS)

				% Change
(In millions except percentages)	2007	2006	2005	2007 compared to 2006	2006 compared to 2005
Net Sales	$4,695	$4,220	$3,807	11.3%	10.8%
Operating Income	828	691	548	19.8%	26.1%
Operating Margin	17.6%	16.4%	14.4%
Gross Bookings	$6,066	$4,118	$5,265	47.3%	-21.8%
Total Backlog	9,296	7,934	8,010	17.2%	-0.9%

IDS provides integrated solutions for ballistic missile defense, air defense, naval and maritime systems and homeland security applications, which enable situational awareness and joint integrated fires. In 2007, IDS continued to serve as the prime mission systems equipment integrator for all electronic and combat systems of the Zumwalt Class Destroyer program (DDG 1000). IDS also continued to evolve its products and technologies for use in additional markets, such as homeland security.

Net Sales. The increase in sales in 2007 of $475 million was primarily due to growth of $183 million on several domestic and international missile defense programs, $137 million on two joint battlefield sensor programs and $104 million on a U.S. Navy combat systems program.

The increase in sales in 2006 was primarily attributable to growth on a U.S. Navy combat systems program. The program growth was due to the ramp up of the detail design and integration phase of the program during which we transitioned into the prime contractor role. In addition, sales increased due to growth on certain international missile defense programs. The increases were offset in part by the completion of certain U.S. Navy programs.

Operating Income and Margin. The increase in operating income in 2007 of $137 million and margin improvement in 2007 were primarily due to higher volume and program performance improvements of $78 million on several international and domestic missile defense programs, $27 million on a U.S. Navy combat systems program, and $14 million from sales of certain software licenses. The operating margin in 2007 is not expected to be maintained over the longer term due to an expected shift in the mix of international sales, the completion of certain contracts and a successful milestone reached in 2007.

The increase in operating margin in 2006 was primarily due to performance improvements from lean manufacturing initiatives on several domestic programs and performance improvements and higher sales volume on certain international programs.

Backlog and Bookings. The $1.4 billion increase in backlog and increased bookings in 2007 was mainly due to the Air Warfare Destroyer (AWD) award, a multi-year program. In 2007, IDS booked $1.3 billion for the AWD program and $1.3 billion for DDG 1000. IDS also booked $915 million for certain Patriot programs including an international technical support program, an engineering services support program, the Patriot Pure Fleet program, and a Guidance Enhanced Missile—Tactical (GEM-T) upgrade program. Additionally, IDS booked $298 million on the Ballistic Missile Defense System (BMDS) program, $195 million on the Terminal High Altitude Area Defense (THAAD) radar program, $118 million for the SPY-1 radar on the AEGIS program and $113 million on the Cobra Judy Replacement Mission Equipment (CJRME) program.

The decrease in bookings in 2006 was mainly due to the timing of DDG 1000. IDS booked $1.0 billion in 2006 and $1.7 billion in 2005 to continue the Ship System integration and detail design for the DDG 1000. IDS also booked $631 million in 2005 to provide Taiwan with an Early Warning Surveillance Radar System. Backlog remained relatively consistent between 2006 and 2005.

Intelligence and Information Systems (IIS)

				% Change
(In millions except percentages)	2007	2006	2005	2007 compared to 2006	2006 compared to 2005
Net Sales	$2,742	$2,560	$2,509	7.1%	2.0%
Operating Income	248	234	229	6.0%	2.2%
Operating Margin	9.0%	9.1%	9.1%
Gross Bookings	$4,900	$2,701	$2,537	81.4%	6.5%
Total Backlog	5,636	3,935	4,077	43.2%	-3.5%

IIS provides integrated ground systems for signal and image intelligence and weather and climate systems, command and control solutions for air/space platforms, operations, maintenance and engineering (OM&E) services, homeland security and information technology solutions. In 2007, IIS continued to grow its business with classified customers while expanding into international markets and other new opportunities. IIS was awarded e-Borders, a contract to develop and implement an advanced border control and security program for the U.K. Home Office. IIS is also working with the U.S. Air Force Space and Missile Command to develop a new system design for the next generation Global Positioning System Control Segment (GPS-OCX).

Net Sales. The increase in sales in 2007 of $182 million was primarily due to $90 million on an advanced border control and security program, increased volume on several programs with the U.S. Air Force and several information technology programs.

The increase in sales in 2006 was primarily due to scope expansions and other growth on certain classified programs offset by procurement delays resulting from budget constraints with several classified customers.

Operating Income and Margin. The increase in operating income of $14 million in 2007 was primarily due to increased volume partially offset by costs related to the Oakley Networks, Inc. acquisition.

Operating income increases in 2006 were primarily due to changes in volume.

Backlog and Bookings. The $1.7 billion increase in backlog and increased bookings during the year was mainly due to the e-Borders booking, a multi-year project. During 2007, IIS booked $1.4 billion for e-Borders, $1.4 billion on a number of classified contracts, $781 million on the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program and $101 million for the U.S. Air Force’s Consolidated Field Service contract to provide global intelligence, surveillance and reconnaissance support.

The increase in 2006 bookings was primarily due to increased bookings on classified programs. Backlog in 2006 was negatively affected by procurement delays and budget constraints with several classified customers.

Missile Systems (MS)

				% Change
(In millions except percentages)	2007	2006	2005	2007 compared to 2006	2006 compared to 2005
Net Sales	$4,993	$4,503	$4,124	10.9%	9.2%
Operating Income	541	479	431	12.9%	11.1%
Operating Margin	10.8%	10.6%	10.5%
Gross Bookings	$4,925	$6,021	$3,808	-18.2%	58.1%
Total Backlog	9,379	9,504	8,040	-1.3%	18.2%

MS provides a broad range of cutting edge weapon systems that includes missiles, smart munitions, projectiles, kinetic kill vehicles, space vehicles and directed energy effectors. In 2007, MS continued to demonstrate its missile defense capability with several significant test successes including three successful launches of the sea-based system with Standard Missile-3 and one successful launch of the ground-based system that incorporates the Exoatmospheric Kill Vehicle (EKV).

Net Sales. The increase in sales in 2007 of $490 million was primarily due to $414 million of higher volume on the Standard Missile, Phalanx and Evolved Sea Sparrow (ESSM) programs.

The increase in sales in 2006 was primarily due to the ramp up on several development programs including Non-Line of Sight Launch System (NLOS) and Standard Missile-6. Sales also increased due to production on Advanced Medium Range Air-to-Air Missile (AMRAAM) and Standard Missile-2, which received various international awards in 2006 and Tube-launched Optically guided Wire controlled missile (TOW) which returned to full rate production following a gap in 2005. These sales increases were partially offset by lower Paveway guided munitions production and the completion of several classified programs.

Operating Income and Margin. The increase in operating income of $62 million in 2007 was primarily due to increased volume.

The increase in operating income in 2006 was due to increased sales on several production and development programs. Operating income in 2006 also included an award fee from a successful Standard Missile-3 flight test.

Backlog and Bookings. The $125 million decrease in backlog and the $1.1 billion decrease in bookings in 2007 compared to 2006 were primarily driven by certain large development bookings in 2006 described below. In 2007, MS booked $691 million on Standard Missile Development and Production, $283 million for the TOW missiles, $247 million for ESSM Production, a $253 million Tactical Tomahawk award, $237 million for Phalanx Weapons Systems for the U.S. Navy and U.S. Army, $232 million for the design and development of the Mid Range Munition system, $145 million for the production of Enhanced Paveway for an international customer, and $111 million for the production of Javelin for the U.S. Army and U.S. Marines.

The $1.5 billion increase in backlog and $2.2 billion increase in bookings in 2006 compared to 2005 was mainly driven by increased bookings in 2006 including $780 million for Kinetic Energy Interceptors (KEI) for additional development for the Missile Defense Agency and $678 million for the EKV contract and $625 million on Standard Missile-3.

Network Centric Systems (NCS)

				% Change
(In millions except percentages)	2007	2006	2005	2007 compared to 2006	2006 compared to 2005
Net Sales	$4,164	$3,561	$3,205	16.9%	11.1%
Operating Income	506	379	333	33.5%	13.8%
Operating Margin	12.2%	10.6%	10.4%
Gross Bookings	$3,904	$4,037	$3,698	-3.3%	9.2%
Total Backlog	5,102	5,059	4,307	0.8%	17.5%

NCS develops and produces net-centric mission solutions for networked sensors, command and control communications, air traffic management and homeland security. In 2007, NCS continued developing and expanding its international business and presence overseas. NCS had key initiatives into adjacent markets including border security, civil communications and first responder interoperability as well as transportation solutions including open road tolling. In addition, NCS was awarded the U.S. Navy’s Multiband Terminal (NMT) contract to develop and produce an advanced satellite communication system for seamless assured connectivity between a ship’s or submarine’s computer network and the Global Information Grid.

Net Sales. The increase in sales in 2007 of $603 million was primarily due to $485 million of increased volume on certain U.S. Army programs, including an integrated ground combat surveillance program, a weapon locating radar program, the Improved Target Acquisition System program and a communications program.

The increase in sales in 2006 was due to accelerated production on certain contracts at the customer’s request in support of the Iraqi Freedom campaign mainly in the Combat Systems product line. The increase in sales was also due to the continued ramp up in the Future Combat System Ground Sensor Integrator program (FCS-GSI). This growth was partially offset by the continued ramp down on Thermal Weapon Site (TWS) and by a slowing in the secondary air traffic radar market.

Operating Income and Margin. The increase in operating income of $127 million and margin improvement in 2007 was primarily due to $98 million of improved program performance and volume on certain U.S. Army programs.

The increase in operating income and margin in 2006 was driven by increased volume and continued program performance improvements.

Backlog and Bookings. The 2007 backlog and bookings remained relatively consistent with 2006. In 2007, NCS booked $725 million on various U.S. Army programs including the Long Range Advanced Scout Surveillance Systems program, the Firefinder locating radar program, SATCOM on the move systems to the U.S. Army for use on the Mine Resistant Ambush Protected vehicle, and the Horizontal Technology Integration (HTI) program. NCS also booked $159 million for development work on the U.S. Navy Multiband Terminal (NMT) contract and $121 million on the Commander’s Independent Viewers (CIVs) program.

The $752 million increase in backlog in 2006 compared to 2005 was mainly driven by certain U.S. Army programs booked in the fourth quarter of 2006. The $339 million increase in bookings in 2006 compared to 2005 was mainly driven by increased bookings in 2006 including $363 million to provide HTI forward-looking infrared kits and systems to the U.S. Army and $447 million on two contracts for our Improved Target Acquisition System (ITAS) for the U.S. Army and Marines. In 2005, NCS booked $484 million for the FCS-GSI contract.

Space and Airborne Systems (SAS)

				% Change
(In millions except percentages)	2007	2006	2005	2007 compared to 2006	2006 compared to 2005
Net Sales	$4,288	$4,319	$4,175	-0.7%	3.4%
Operating Income	560	604	606	-7.3%	-0.3%
Operating Margin	13.1%	14.0%	14.5%
Gross Bookings	$3,997	$4,021	$3,996	-0.6%	0.6%
Total Backlog	5,276	5,591	5,220	-5.6%	7.1%

SAS designs and develops integrated systems and solutions for advanced missions including intelligence, surveillance and reconnaissance, precision engagement, unmanned aerial operations, special forces operations and space. In 2007, The Boeing Company selected SAS to supply advanced electronically scanned array (AESA) radar systems for the entire fleet of 224 U.S. Air Force F-15E aircraft. SAS was also selected for the U.S. Army common sensor payload program for manned and unmanned aircraft, which covers the integration, production and mission support of airborne electro-optical/infrared (EO/IR) sensor payloads for several Army aviation platforms. In addition, SAS expanded its international activity with the award of contracts to deliver 79 radar warning receivers to the Royal Australian Air Force.

Net Sales. The decrease in sales in 2007 of $31 million was primarily due to lower volume of $93 million on a sensor program partially offset by higher volume on certain airborne radar and classified programs.

The increase in sales in 2006 was primarily due to increased production on a sensor program. Sales also increased due to additional orders for Hunter Strike targeting systems and a follow-on contract for International Greek Advanced Self-Protection Integrated Suite (ASPIS) electronic warfare products, partially offset by the restructuring of certain space programs.

Operating Income and Margin. The decrease in operating income of $44 million in 2007 and the related decline in margin were primarily due to profit adjustments and lower volume on a sensor program and certain classified programs, partially offset by improved program performance on an international aircraft integration program.

The decrease in operating margin in 2006 was due to the completion of a number of mature airborne radar production programs which delivered their final product in the first quarter of 2006 and had provided margin improvement in late 2004 and 2005.

Backlog and Bookings. The 2007 decrease in backlog of $315 million was primarily due to stop work orders issued on a space classified program. In 2007, SAS booked over $860 million on a number of classified contracts including $381 million on a major classified program in the fourth quarter. SAS also booked $329 million related to a capability for a satellite system.

In 2006, SAS booked approximately $1.5 billion on classified contracts compared to $0.9 billion in 2005. The $371 million increase in backlog in 2006 compared to 2005 was mainly due to bookings on space classified programs.

Technical Services (TS)

				% Change
(In millions except percentages)	2007	2006	2005	2007 compared to 2006	2006 compared to 2005
Net Sales	$2,174	$2,153	$2,066	1.0%	4.2%
Operating Income	139	153	152	-9.2%	0.7%
Operating Margin	6.4%	7.1%	7.4%
Gross Bookings	$1,610	$1,418	$1,373	13.5%	3.3%
Total Backlog	1,925	1,815	1,874	6.1%	-3.1%

TS provides technology solutions for defense, federal government and commercial customers worldwide, specializing in counter-proliferation and counter-terrorism, base and range operations, customized engineering and manufacturing services and mission support. In 2007, TS led a team that secured the Warfighter Field Operations Customer Support (FOCUS) contract to consolidate the U.S. Army live, virtual and constructive training operations and support systems worldwide. TS was also selected as the preferred bidder for the Defence Training Rationalisation contract for the U.K. Ministry of Defence, which is expected to enhance TS’ integrated training capability. In addition, TS was awarded a contract to provide support for the Widebody Airborne Sensor Platform (WASP) data collection on a Missile Defense Agency DC-10, as well as an Anti-Terrorism Force Protection (ATFP) Physical Security and Services contract for U.S. Naval facilities which extends TS capabilities into the homeland security market.

Net Sales. The increase in sales in 2007 of $21 million was primarily due to higher volume on certain Defense Threat Reduction Agency (DTRA) programs, training, and international programs partially offset by a $113 million decrease at our depot services operation.

The increase in sales in 2006 was primarily due to additional deliveries and the ramp up of construction services on certain DTRA programs. This was partially offset by the wind down of three major programs: GUAM, AUTEC and Navy and Marine Corps Intranet (NMCI).

Operating Income and Margin. The decrease in operating income of $14 million in 2007 and the related decline in margins were primarily due to decreased volume in our higher margin depot services operation.

The decrease in operating margin in 2006 was primarily due to a profit adjustment related to certain program costs which may be deemed unrecoverable.

Backlog and Bookings. The increase in backlog and bookings was primarily due to bookings on the U.S. Army’s Warfighter Field Operations Customer Support (FOCUS) contract, work for the Department of Energy and the DTRA. TS booked $492 million on work for the Department of Energy and the DTRA and $118 million on the FOCUS contract in 2007.

In 2006, TS booked $198 million for the Nuclear Weapons Safety and Security (NWSS) program. Backlog remained relatively consistent between 2006 and 2005.

DISCONTINUED OPERATIONS

Income (loss) from discontinued operations consisted of the following results from Raytheon Aircraft and Flight Options, and Raytheon Engineers & Constructors and Aircraft Integration Systems (Other Discontinued Operations):

	Pretax			After-tax
(In millions)	2007	2006	2005	2007	2006	2005
Gain on sale of Raytheon Aircraft	$1,598	$—	$—	$986	$—	$—
Raytheon Aircraft discontinued operations	45	274	187	30	181	124
Loss on sale of Flight Options	(73)	—	—	(44)	—	—
Flight Options discontinued operations	(112)	(103)	(113)	(88)	(80)	(80)
Other Discontinued Operations	8	(7)	(74)	1	(5)	(71)
Total	$1,466	$164	$—	$885	$96	$(27)

Raytheon Aircraft—In 2007, we completed the sale of Raytheon Aircraft to Hawker Beechcraft Inc., a new company formed by GS Capital Partners, an affiliate of Goldman Sachs, and Onex Partners, for $3,318 million in gross proceeds, which resulted in net proceeds of $3,117 million. The primary difference between the gross and net proceeds was a $131 million final purchase price adjustment for cash retained by us through the closing of the transaction. We recorded a gain on sale in 2007 of $986 million, net of $612 million of federal, foreign and state taxes. We retained certain assets and liabilities of Raytheon Aircraft after the sale. At December 31, 2007, $61 million was included in non-current assets related to a residual interest in certain receivables sold by Raytheon Aircraft through 2006 and $32 million was included in current liabilities related to certain environmental and product liabilities. Any future income statement and cash flow activity related to these retained assets and liabilities will be included in discontinued operations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants. The related pension assets and obligations are included in our pension disclosures.

Flight Options—As a result of the decision to sell Flight Options LLC (FO) and the subsequent sale in November 2007, we recorded charges in the third and fourth quarters of 2007 totaling $157 million pretax, $113 million after-tax. These charges are included in discontinued operations and described in further detail below. In connection with the sale, we recorded a note receivable for $9 million and retained certain liabilities, primarily consisting of aircraft lease obligations of $23 million. Any future income statement and cash flow activity related to these retained liabilities will be included in discontinued operations.

In the third quarter of 2007 in connection with our on-going evaluation of our long-term strategy regarding FO, we sought and received a number of initial bids to purchase the business. These initial bids were below our previous estimates of FO’s fair value, which was based upon its projected discounted cash flows. As a result of receiving these external indications of market value and other conditions and events that occurred during the third quarter of 2007, we evaluated whether FO’s long-lived assets and its goodwill were impaired. We used the held in use asset recovery model for this evaluation since all the criteria to meet the held for sale accounting treatment had not been met at the end of the third quarter. Based on the results of this analysis, we recorded an impairment charge in the third quarter of 2007 of $84 million pretax, $69 million after-tax, which included all of FO’s remaining goodwill and a portion of its other intangible assets.

In the fourth quarter of 2007, when our Board of Directors approved the sale of FO and we met the held for sale criteria, we recorded a loss on sale of $73 million pretax, $44 million after-tax. This additional charge was not recorded until the held for sale accounting treatment was met, as the carrying value of the individual underlying long-lived assets was less than or equal to their estimated fair value at the end of the third quarter of 2007.

In 2006 and 2005, we recorded goodwill impairment charges of $55 million pretax, $48 million after-tax and $22 million pretax, $19 million after-tax, respectively. The goodwill impairment charges in 2006 and 2005 were based upon our determination that the fair value of the business was not sufficient to recover the carrying value of the assets, including goodwill. We estimated the fair value of FO using a discounted cash flow methodology based upon the respective FO long-range plan and the financial objectives therein. This methodology involved significant judgment regarding FO’s projected future cash flows and expected market conditions, and their impact on the selection of the discount rate used in estimating the fair value of FO. The 2005 impairment charge was driven by a downturn revision of FO’s then current long-range plan as a result of 2005 performance, changes in valuation assumptions and the increase in goodwill as a result of the acquisition of the minority shares. In 2006, FO’s cash flows and financial results improved over 2005; however, during 2006 and, in particular, in the fourth quarter, certain unexpected events occurred and conditions arose which negatively impacted the estimated value of the business. In the fourth quarter, FO experienced a significant increase in competition in its fractional share business and its sales forecast became more difficult to predict as a result of the acceleration of a continued shift in customer demand from fractional shares to the less predictable membership card program. During 2006, the business was also negatively affected by the notification of a potential federal excise tax audit and the pilots’ vote to be represented by a union. As a result of these factors, we increased the discount rate used in determining FO’s value from 11% in 2005 to 13% in 2006, which reduced the estimated fair value of FO.

The Internal Revenue Service is currently conducting a federal excise tax audit at FO, related to the treatment of certain FO customer fees and charges. We believe that an unfavorable outcome is not probable because, among other reasons, there is a reasonable basis for our position that federal excise tax does not apply to management fees charged to FO’s customers and such position is consistent with industry practice. Nevertheless, the ultimate resolution of this matter is uncertain and difficult to predict and an unfavorable outcome could have a material effect on our results of discontinued operations. We have retained this and other tax obligations incurred prior to the sale of FO.

Other Discontinued Operations—In 2000, we sold Raytheon Engineers & Constructors to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, we were required to perform various contract and lease obligations under letters of credit, surety bonds and guarantees (Support Agreements) that it had provided to project owners and other parties. We have since settled many of those Support Agreement obligations. For the remaining Support Agreement obligations, we have various risks and exposures, including warranty close out, various liquidated damages issues and potential adverse claims resolution. In 2005, we recorded an after-tax charge of $23 million for an estimated liability for foreign tax-related matters.

In 2002, we sold Aircraft Integration Systems (AIS) for $1,123 million, net, subject to purchase price adjustments. As part of the transaction, we retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete. In January 2006, a dispute regarding the AIS purchase price was resolved in arbitration and we recorded a pretax charge of $26 million in 2005 related to this settlement. In the first quarter of 2006, all liabilities related to the purchase price dispute were discharged.

FINANCIAL CONDITION AND LIQUIDITY

We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions and research and development, managing our balance sheet, including debt repayments and pension contributions, and returning cash to our shareholders, including dividend payments and stock repurchases, as outlined below. Our need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. We expect that cash and cash equivalents, cash flow from operations, proceeds from divestitures and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, investments, debt service and other financing requirements during the next twelve months and for the foreseeable future.

Operating Activities—Net cash provided by operating activities was $1,198 million in 2007 compared to $2,743 million in 2006 and $2,515 million in 2005. Net cash provided by operating activities from continuing operations was $1,249 million in 2007 compared to $2,477 million in 2006 and $2,352 million in 2005. The decrease of $1,545 million in net cash provided by operating activities in 2007 was primarily due to higher pension contributions of $1,318 million in 2007 compared to $561 million in 2006 and higher net cash tax payments. Total federal and foreign tax payments, net of refunds, were $734 million in 2007 compared to $375 million in 2006 and $56 million in 2005. Net tax payments in 2007 included $631 million of payments related to the sale of Raytheon Aircraft and refunds of $381 million related to a federal research credit claim and export tax benefit claims. Federal and foreign tax payments for 2008 are expected to approximate $660 million.

We make both discretionary and required contributions to our pension plans. As discretionary contributions are made, a funding credit is accumulated which can be used to offset future calculated required contributions. The funding credit for our pension plans was $1.8 billion at December 31, 2007. Discretionary contributions in 2007 were significantly higher than in 2006 due to the acceleration of a planned 2008 contribution of $500 million into December 2007. We expect to make required contributions to our pension plans of approximately $535 million in 2008. We will continue to periodically evaluate whether to make additional discretionary contributions.

There was no origination of long-term aircraft financing receivables in 2007, compared to $8 million in 2006 and $23 million in 2005. Collection of financing receivables not sold was $88 million in 2007, $123 million in 2006 and $128 million in 2005. As a result of our sale of Raytheon Aircraft and Flight Options in 2007, we do not expect to originate any significant long-term aircraft financing receivables in the future, however, we continue to hold long-term financing receivables as part of our commuter aircraft portfolio. In 2006, we received proceeds of $53 million related to the sale of certain finance receivables.

Investing Activities—Net cash provided by investing activities was $2,507 million in 2007 compared to net cash used in investing activities of $451 million in 2006 and $436 million in 2005. Capital expenditures for property, plant and equipment were $313 million in 2007, $294 million in 2006 and $296 million in 2005. Capitalized expenditures for internal use software were $85 million in 2007, $77 million in 2006 and $73 million in 2005. We expect our capital and internal use software expenditures to be approximately $360 million and $90 million, respectively, in 2008, consistent with the anticipated growth of our business and for specific investments. In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria and divest of certain non-core businesses and investments and assets when appropriate.

Acquisitions. In 2007, we acquired Oakley Networks, Inc. and the robotics technologies and capabilities of Sarcos for an aggregate of $211 million, exclusive of retention and management incentive payments for future services. In 2006, we acquired Houston Associates, Inc. and Virtual Technology Corporation for an aggregate of $87 million. In 2005, we paid the third and final installment of $60 million related to our 2003 acquisition of Solipsys Corporation and acquired UTD, Inc. for $39 million. Also in 2005, we acquired the remaining interest in Flight Options for $26 million.

Divestitures and sales of other assets. In 2007, we received pretax net proceeds of $3,143 million related to the sales of Raytheon Aircraft and Flight Options. In 2006, we sold our investment in HRL Laboratories, LLC for $28 million and received proceeds of $24 million related to the sale of Space Imaging assets. In 2005, we sold our investment in Indra ATM S.L., a Spanish joint venture, for $59 million.

Financing Activities—Cash provided by operating activities has been the primary source used to repay debt, pay dividends and repurchase common stock. In 2007, we also used the proceeds from the sale of Raytheon Aircraft. Net cash used in financing activities was $3,510 million in 2007 compared to $1,034 million in 2006 and $1,433 million in 2005.

Debt. We made debt repayments of $1,724 million in 2007, $382 million in 2006 and $671 million in 2005. The debt repayments in 2007 consisted of the retirement of $685 million of current maturities and the exercise of our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $1,039 million of our long-term debt maturing between 2008-2010 at a loss of $59 million pretax, which is included in other expense (income), net. In 2006, we retired $408 million of subordinated notes payable which had matured, consisting of a payment of $382 million and a reduction in our investment in RC Trust I of $26 million. In 2005, we repaid $671 million of long-term debt including the exercise of our call rights to repurchase, at a fixed price, long-term debt with a par value of $196 million at a loss of $10 million pretax, which is included in other expense (income), net.

Stock Repurchases. We repurchased 28.7 million shares of our common stock under our various repurchase programs for $1,642 million in 2007, 7.9 million shares for $352 million in 2006 and 11.2 million shares in 2005 for $436 million. In October 2007, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. As of December 31, 2007 approximately $230 million of stock had been repurchased and approximately $1,770 million remained under this program. In December 2006, our Board of Directors, authorized the repurchase of up to $750 million of our outstanding common stock. This program was completed during the fourth quarter of 2007. In March 2006, our Board of Directors authorized the repurchase of up to $750 million of our outstanding common stock commencing in 2006. This program was completed during the second quarter of 2007. In November 2004, our Board of Directors authorized the repurchase of up to $700 million of our outstanding common stock. This program was completed during the third quarter of 2006.

Dividends. We paid dividends to stockholders of $440 million in 2007, $420 million in 2006 and $387 million in 2005. Our quarterly dividend rate was $0.255 per share in 2007, compared to $0.24 in 2006 and $0.22 in 2005. Although we do not have a formal dividend policy, management believes that a reasonable dividend payout ratio based on the current industry environment and market conditions is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES

Total debt was $2.3 billion at December 31, 2007 and $4.0 billion at December 31, 2006. Our outstanding debt bears interest at fixed interest rates ranging from 4.9% to 7.2% and matures at various dates through 2028. However, we entered into various interest rate swaps that correspond to a portion of our fixed rate debt in order to effectively hedge interest rate risk by converting that portion of our total fixed-rate debt to variable-rate debt based on LIBOR. The notional value of interest rate swaps outstanding was $575 million at December 31, 2007 and $600 million at December 31, 2006. Total debt as a percentage of total capital was 15.3% and 26.3% at December 31, 2007 and 2006, respectively.

Cash and cash equivalents. Cash and cash equivalents were $2.7 billion at December 31, 2007 and $2.5 billion at December 31, 2006. Our cash is invested directly in commercial paper of financial institutions and corporations with AA-/Aa3 or better long-term and A-1+/P-1 short-term debt ratings, AAA/Aaa U.S. Treasury money market funds and in interest bearing bank accounts.

Credit Facilities. We have a $2.2 billion bank revolving credit facility under which we can draw down on lines of credit and use the credit facility to support letters of credit and commercial paper that we may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of December 31, 2007 and December 31, 2006, there were no borrowings under the credit facility. We had, however, approximately $60 million and $70 million of outstanding letters of credit at December 31, 2007 and 2006, respectively, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capitalization of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during 2007 and 2006, and expect to continue to be in compliance throughout 2008.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. In 2005, Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a $150 million committed multicurrency revolving credit facility. There were no borrowings under the facility at December 31, 2007 and December 31, 2006. In addition, other uncommitted bank lines totaled approximately $15 million at December 31, 2007 and 2006. There were no amounts outstanding under these lines of credit at December 31, 2007 and 2006. Compensating balance arrangements are not material.

Credit Ratings. At December 31, 2007, our credit ratings consisted of the following:

	Fitch	Moody’s	Standard & Poor’s
Short-term debt	F2	P-2	A-2
Long-term senior debt	BBB+	Baa1	BBB+

In March 2007, Moody’s upgraded our long-term senior unsecured debt rating from Baa2 to Baa1 and affirmed our short-term debt rating of P-2. In January 2007, Fitch upgraded our long-term senior unsecured debt rating from BBB to BBB+ and affirmed our short-term debt rating of F2. In December 2006, Standard & Poor’s upgraded our long-term senior unsecured debt rating from BBB to BBB+ and affirmed our short-term debt rating of A-2.

Shelf Registrations. The remaining capacity on our shelf registrations was $3.3 billion at December 31, 2007 and December 31, 2006. In June 2006, we used approximately $450 million under the shelf registration filed in April 2002 to register the common stock underlying the warrants issued as part of the settlement of the securities class action lawsuit. In May 2006, we filed a $2.0 billion shelf registration with the SEC for the issuance of debt securities, common or preferred stock and warrants to purchase the aforementioned securities.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into off-balance sheet arrangements, including the sale of general aviation receivables. Such arrangements are not material to our overall liquidity or capital resources, market risk support or credit risk support. We also issue guarantees to third parties on behalf of our affiliates as described below in Commitments and Contingencies.

In 2006, we sold $67 million of general aviation finance receivables to a qualifying special purpose entity which in turn issued beneficial interests in these receivables to a commercial paper conduit, and retained a subordinated interest in and servicing rights to the receivables. The sale was non-recourse to us due to third party financial guarantees. At December 31, 2007 and 2006, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $135 million and $173 million, respectively, of which our subordinated retained interest was $60 million, net, and the fair value of the servicing liability was $1 million in both years.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian government were current at December 31, 2007.

In addition, we have entered into joint ventures formed specifically to facilitate a teaming arrangement between two contractors for the benefit of the customer, generally the U.S. government, whereby we receive a subcontract from the joint venture in the joint venture’s capacity as prime contractor. Accordingly, we record the work the joint venture performs as an operating activity.

COMMITMENTS AND CONTINGENCIES

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $149 million. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $99 million before U.S. government recovery and had this amount accrued at December 31, 2007. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $64 million at December 31, 2007 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites; therefore, no provision has been made in the financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $261 million, $910 million and $104 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at December 31, 2007, respectively, and $311 million, $702 million and $120 million were outstanding at December 31, 2006, respectively. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit above was $39 million and $193 million at December 31, 2007, respectively and $92 million and $157 million at December 31, 2006, respectively, related to Thales-Raytheon Systems Co. Ltd. (TRS), a joint venture we formed in 2001. TRS has two major operating subsidiaries, one of which, Thales-Raytheon Systems Co. LLC (TRS LLC), we control and consolidate. Our investment in TRS was $165 million at December 31, 2007 and $150 million at December 31, 2006.

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

Also included in guarantees and letters of credit above was $85 million and $21 million at December 31, 2007, related to discontinued operations. Included in guarantees, letters of credit and surety bonds above was $83 million, $92 million and $11 million at December 31, 2006 related to discontinued operations.

Our residual commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold aircraft to thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation and declining commercial aviation market conditions. At December 31, 2007 and December 31, 2006, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $250 million relating to 156 aircraft and approximately $325 million relating to 192 aircraft, respectively. The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter-related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, we evaluate many factors including current market conditions, future market conditions, the age and condition of the aircraft, and availability levels for the aircraft in the market. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets, consistent with our historical experience and strategy to dispose of these residual assets. If we were to dispose of these assets in an other than orderly disposition or sell the business in its entirety, the value realized would likely be less than the carrying value.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by the Company. Individually and in the aggregate, these audits and investigations are not expected to have a material adverse effect on our financial position, results of operations or liquidity.

The following is a schedule of our contractual obligations outstanding at December 31, 2007:

(In millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Debt(1)	$2,289	$—	$—	$786	$1,503
Interest payments	1,510	138	276	243	853
Operating leases(2)	1,001	292	393	176	140
Purchase obligations	7,604	5,527	1,675	355	47
Total	$12,404	$5,957	$2,344	$1,560	$2,543
(1)	Debt includes scheduled principal payments only.
(2)	Capital lease payments are not material.

We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As of December 31, 2007, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $370 million. We are unable to make a reasonably reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

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

We currently estimate that required pension plan cash contributions will be approximately $535 million in 2008. We expect to contribute approximately $30 million to our other postretirement benefit plans in 2008. Estimates for 2009 and beyond have not been provided due to the significant uncertainty of these amounts, which are subject to change with respect to future interest rates, asset returns and pension funding reform. In addition, pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government, therefore, the amounts noted above are not necessarily indicative of the impact these contributions will have on our liquidity.

In August 2006, the Pension Protection Act of 2006 (the Pension Act) was signed into law by President Bush. Under the Pension Act, companies will be required to fully fund their pension plans over a seven-year period. For defense contractors, the new funding rules become effective no sooner than 2009 and no later than 2011, depending on when the U.S. Government Cost Accounting Standards Board aligns the U.S. Government Cost Accounting Standards with the new funding requirements.

ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 (FSP FAS 157-b). This FSP permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The adoption of SFAS No. 157 will not have a material impact on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 will not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 141(R) to determine the potential impact, if any, the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 160 to determine the potential impact, if any, the adoption will have on our financial position and results of operations.

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

In 2007, we changed the presentation of our primary market risk exposures from a sensitivity analysis to tabular presentation. We believe that the tabular presentation provides enhanced quantitative information regarding such exposures.

The following tables provide information as of December 31, 2007 and 2006 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of December 31, 2007

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long—Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate Debt	—	—	—	$453	$333	$1,503	$2,289	$2,446
Average Interest Rate	—	—	—	4.85%	5.50%	6.50%	6.03%

As of December 31, 2006

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long—Term Debt	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed Rate Debt	$688	$309	—	$732	$453	$1,836	$4,018	$4,205
Average Interest Rate	6.36%	6.15%	—	7.44%	4.85%	6.32%	6.35%

As of December 31, 2007

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed to Variable	—	—	—	$250	—	$325	$575	$10
Average Pay Rate	—	—	—	4.05%	—	4.22%	4.14%
Average Receive Rate	—	—	—	4.09%	—	4.80%	4.49%

As of December 31, 2006

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed to Variable	—	$25	—	—	$250	$325	$600	$(16)
Average Pay Rate	—	5.13%	—	—	5.08%	5.05%	5.06%
Average Receive Rate	—	3.60%	—	—	4.09%	4.80%	4.45%

We also held foreign currency contracts which consisted of the following major currencies at December 31, 2007 and 2006:

	2007		2006
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$278	$400	$696	$297
Canadian Dollars	240	61	219	41
European Euros	104	7	113	9
Australian Dollars	34	6	34	6
All other	122	4	20	7
Total	$778	$478	$1,082	$360

Unrealized gains of $52 million were included in non-current assets and unrealized losses of $20 million were included in current liabilities at December 31, 2007. The offset to these gains and losses is included in other comprehensive income, net of tax. Gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign exchange rates is not material due to our hedging policy.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements and our internal control over financial reporting and their report follows. Our stockholders ratified the appointment of PricewaterhouseCoopers LLP at the 2007 Annual Meeting of Stockholders.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ William H. Swanson	/s/ David C. Wajsgras
William H. Swanson	David C. Wajsgras
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raytheon Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flow present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, in 2007, the Company changed the manner in which it accounts for, and discloses, uncertain tax positions. Also as discussed in Note 14 to the consolidated financial statements, in 2006, the Company changed the manner in which it accounts for, and discloses, pensions and other postretirement benefits.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2008

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions except share amounts) December 31:	2007	2006
Assets
Current assets
Cash and cash equivalents	$2,655	$2,460
Accounts receivable, less allowance for doubtful accounts of $8 in 2007 and $18 in 2006	126	141
Contracts in process	3,821	3,600
Inventories	386	376
Deferred taxes	432	257
Prepaid expenses and other current assets	196	108
Assets held for sale	—	2,575
Total current assets	7,616	9,517
Property, plant and equipment, net	2,058	2,025
Deferred taxes	—	170
Prepaid retiree benefits	617	527
Goodwill	11,627	11,461
Assets held for sale	—	374
Other assets, net	1,363	1,417
Total assets	$23,281	$25,491
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable and current portion of long-term debt	$—	$687
Advance payments and billings in excess of costs incurred	1,845	1,885
Accounts payable	1,141	910
Accrued employee compensation	902	937
Other accrued expenses	900	1,043
Liabilities held for sale	—	1,253
Total current liabilities	4,788	6,715
Accrued retiree benefits and other long-term liabilities	3,016	4,053
Deferred taxes	451	—
Long-term debt	2,268	3,278
Liabilities held for sale	—	179
Commitments and contingencies (note 12)
Minority interest	216	165
Stockholders’ equity
Common stock, par value $0.01 per share, 1,450,000,000 shares authorized, 426,196,000 and 445,870,000 shares outstanding in 2007 and 2006, respectively, after deducting 49,359,000 and 19,831,000 treasury shares in 2007 and 2006, respectively	4	5
Additional paid-in capital	10,544	10,097
Accumulated other comprehensive loss	(1,956)	(2,514)
Treasury stock, at cost	(2,502)	(816)
Retained earnings	6,452	4,329
Total stockholders’ equity	12,542	11,101
Total liabilities and stockholders’ equity	$23,281	$25,491

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except per share amounts) Years Ended December 31:	2007	2006	2005
Net sales	$21,301	$19,707	$18,491
Operating expenses
Cost of sales	17,037	15,977	15,214
Administrative and selling expenses	1,434	1,322	1,228
Research and development expenses	502	464	430
Total operating expenses	18,973	17,763	16,872
Operating income	2,328	1,944	1,619
Interest expense	196	272	305
Interest income	(163)	(75)	(39)
Other expense (income), net	70	(44)	(13)
Non-operating expense, net	103	153	253
Income from continuing operations before taxes	2,225	1,791	1,366
Federal and foreign income taxes	532	604	468
Income from continuing operations	1,693	1,187	898
(Loss) income from discontinued operations, net of tax	(57)	96	(27)
Net gain on sales of discontinued operations, net of tax	942	—	—
Income (loss) from discontinued operations, net of tax	885	96	(27)
Net income	$2,578	$1,283	$871
Earnings per share from continuing operations
Basic	$3.91	$2.69	$2.01
Diluted	3.80	2.63	1.98
Earnings (loss) per share from discontinued operations
Basic	$2.04	$0.22	$(0.06)
Diluted	1.99	0.21	(0.06)
Earnings per share
Basic	$5.95	$2.90	$1.95
Diluted	5.79	2.85	1.92

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005 (In millions except per share amounts)	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2004	$5	$9,540	$(60)	$(1,919)	$(13)	$2,998	$10,551

Net income						871	871
Other comprehensive income
Minimum pension liability				47			47
Foreign exchange translation				(47)			(47)
Cash flow hedges				(35)			(35)
Unrealized losses on residual interest securities				4			4

Comprehensive income							840

Dividends declared—$0.88 per share						(394)	(394)
Common stock plan activity		182	(29)				153
Treasury stock activity					(441)		(441)
Balance at December 31, 2005	5	9,722	(89)	(1,950)	(454)	3,475	10,709

Net income						1,283	1,283
Other comprehensive income
Minimum pension liability				709			709
Foreign exchange translation				44			44
Cash flow hedges				20			20
Unrealized gains on investments				1			1

Comprehensive income							2,057

Impact to initially adopt SFAS No. 158				(1,338)			(1,338)
Dividends declared—$0.96 per share						(429)	(429)
Reclassification to initially adopt SFAS No. 123R		(89)	89				—
Common stock plan activity		464					464
Treasury stock activity					(362)		(362)
Balance at December 31, 2006	5	10,097	—	(2,514)	(816)	4,329	11,101

Net income						2,578	2,578
Other comprehensive income
Amortization of unfunded projected benefit obligation				258			258
Impact to revalue unfunded projected benefit obligation				157			157
Elimination of Raytheon Aircraft unfunded projected benefit obligation and cash flow hedges in connection with sale				77			77
Foreign exchange translation				51			51
Cash flow hedges				15			15

Comprehensive income							3,136

Dividends declared—$1.02 per share						(442)	(442)
Impact to initially adopt FIN 48						(13)	(13)
Common stock plan activity		447					447
Treasury stock activity	(1)				(1,686)		(1,687)
Balance at December 31, 2007	$4	$10,544	$—	$(1,956)	$(2,502)	$6,452	$12,542

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2007	2006	2005
Cash flows from operating activities
Net Income	$2,578	$1,283	$871
Plus/(less): Loss (income) from discontinued operations, net of tax	57	(96)	27
Less: Net gain on sales of discontinued operations, net of tax	(942)	—	—
Income from continuing operations	1,693	1,187	898
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	372	361	348
Deferred income taxes	182	176	64
Increase in accounts receivable	28	1	35
Change in contracts in process and advance payments and billings in excess of costs incurred	(197)	192	159
(Increase) decrease in inventories	(12)	48	(19)
Decrease in prepaid expenses and other current assets	8	26	98
Increase in accounts payable	232	120	81
(Decrease) increase in accrued employee compensation	(34)	3	44
Decrease in other accrued expenses	(110)	(13)	(26)
Change in income taxes payable	(638)	151	414
Origination of financing receivables	—	(8)	(23)
Collection of financing receivables not sold	88	123	128
Sale of financing receivables	—	53	—
Tax benefit from stock-based awards	(55)	(31)	—
Pension and other, net	(308)	88	151
Net cash provided by operating activities from continuing operations	1,249	2,477	2,352
Net cash (used in) provided by operating activities from discontinued operations	(51)	266	163
Net cash provided by operating activities	1,198	2,743	2,515
Cash flows from investing activities
Expenditures for property, plant and equipment	(313)	(294)	(296)
Proceeds from sales of property, plant and equipment	8	3	7
Capitalized expenditures for internal use software	(85)	(77)	(73)
Change in other assets	(6)	52	114
Proceeds from sales of discontinued operations, net	3,143	—	—
Payment for purchases of acquired companies, net of cash received	(211)	(87)	(125)
Net cash provided by (used in) investing activities from continuing operations	2,536	(403)	(373)
Net cash used in investing activities from discontinued operations	(29)	(48)	(63)
Net cash provided by (used in) investing activities	2,507	(451)	(436)
Cash flows from financing activities
Dividends paid	(440)	(420)	(387)
(Decrease) increase in short-term debt and other notes	—	(55)	54
Repayments of long-term debt	(1,724)	—	(671)
Repayments of subordinated notes payable	—	(382)	—
Repurchase of common stock	(1,642)	(352)	(436)
Proceeds under common stock plans	241	169	68
Tax benefit from stock-based awards	55	31	—
Net cash used in financing activities from continuing operations	(3,510)	(1,009)	(1,372)
Net cash used in financing activities from discontinued operations	—	(25)	(61)
Net cash used in financing activities	(3,510)	(1,034)	(1,433)
Net increase in cash and cash equivalents	195	1,258	646
Cash and cash equivalents at beginning of year	2,460	1,202	556
Cash and cash equivalents at end of year	$2,655	$2,460	$1,202

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Consolidation and Classification—The consolidated financial statements include the accounts of Raytheon Company and all wholly-owned and majority-owned domestic and foreign subsidiaries. All intercompany transactions have been eliminated. For classification of certain current assets and liabilities, we use the duration of the related contract or program as our operating cycle, which is generally longer than one year. As discussed in Note 2, Discontinued Operations, all periods presented have been reclassified to reflect Raytheon Aircraft and Flight Options as discontinued operations as a result of the sales of these businesses on March 26, 2007 and November 30, 2007, respectively. In addition, certain prior year amounts have been reclassified to conform with the current year presentation. As used in these notes, the terms “we”, “us”, “our”, “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

Use of Estimates—Our consolidated financial statements are based on the application of generally accepted accounting principles (GAAP) which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements.

Revenue Recognition—We account for our contracts associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, or those otherwise within the scope of Chapter 11 of Accounting Research Bulletin No. 43, Government Contracts (ARB No. 43) or Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), such as certain cost-plus service contracts, using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. We combine closely related contracts when all the applicable criteria under SOP 81-1 are met. Similarly, we may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under SOP 81-1 are met.

We generally use the cost-to-cost measure of progress for all of our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred-to-date to the total estimated costs at completion of the contract. Revenues, including estimated earned fees or profits, are recorded as costs are incurred. Incentive and award fees which are generally awarded at the discretion of the customer, as well as penalties related to contract performance, are considered in estimating profit rates. Estimates of award fees are based on actual awards and anticipated performance. Incentive provisions which increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Our claims on contracts are recorded only if it is probable that the claim will result in additional contract revenue and the amounts can be reliably estimated.

Changes in estimates of contract sales, costs and profits are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

To a much lesser extent, we also enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, or not otherwise within the scope of ARB No. 43 or SOP 81-1. We account for those contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), or other relevant revenue recognition accounting literature. Revenue under such contracts is generally recognized upon delivery or as the service is performed. Revenue on contracts to sell software is recognized in accordance with the requirements of Statement of Position 97-2, Software Revenue Recognition. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Royalty revenue is recognized when earned. Revenue generated from fixed price service contracts not associated with the design, development, manufacture, or modification of complex aerospace or electronic

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

equipment is recognized as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and we have determined that collectibility is reasonably assured.

We apply the separation guidance in Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) for contracts with multiple deliverables. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above.

Research and Development Expenses—Expenditures for Company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed.

Federal, Foreign and State Income Taxes—The Company and our domestic subsidiaries provide for federal income taxes on pretax accounting income at rates in effect under existing tax law. Foreign subsidiaries record provisions for income taxes at applicable foreign tax rates in a similar manner. The payments made for state income taxes are included in administrative and selling expenses as these costs can generally be recovered through the pricing of products and services to the U.S. government in the period in which the tax is payable. Accordingly, the state income tax provision (benefit) is allocated to contracts in future periods as discussed below in Deferred Contract Costs.

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

Activity related to the allowance for doubtful accounts was as follows:

(In millions)
Balance at December 31, 2004	$28
Provisions	2
Utilizations	(11)
Balance at December 31, 2005	19
Provisions	—
Utilizations	(1)
Balance at December 31, 2006	18
Provisions	—
Utilizations	(10)
Balance at December 31, 2007	$8

Contracts in Process—Contracts in process are stated at cost plus estimated profit, but not in excess of estimated realizable value.

Deferred Contract Costs—Certain costs incurred in the performance of our U.S. government contracts are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are deferred and primarily include a portion of our environmental expenses, asset retirement obligations, certain restructuring costs, deferred state income tax and workers’ compensation. At December 31, 2007 and December 31, 2006, the net deferred contract costs were approximately $80 million and $40 million, respectively. These costs are allocated to contracts when they are paid or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Pension and other postretirement costs are allocated to our contracts as allowed costs based upon the U.S. Government Cost Accounting Standards (CAS). The CAS requirements for pension and other postretirement costs differ from the financial accounting standards (FAS) requirements under U.S. GAAP. Given the inherent difficulty in matching individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS expense to be recoverable under our expected future contract activity, and therefore have not deferred any FAS expense for pension and other postretirement plans in 2005-2007. This resulted in $259 million, $362 million and $448 million of incremental expense reflected in our results of operations for 2007, 2006 and 2005, respectively, for the difference between CAS and FAS requirements for our pension plans in those years.

Inventories—Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A provision for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

Property, Plant and Equipment, Net—Property, plant and equipment, net are stated at cost less accumulated depreciation. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are expensed. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income. Gains and losses resulting from the sale of plant and equipment at the government and defense businesses are included in overhead and reflected in the pricing of products and services to the U.S. government.

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

Impairment of Goodwill and Long-lived Assets—We comply with the provisions of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which requires that we evaluate our goodwill for impairment at least annually or whenever events or circumstances indicate the carrying value of that goodwill may not be recoverable. We perform our annual impairment test in the fourth quarter utilizing a two-step methodology that requires us to first identify potential goodwill impairment and then measure the amount of the related goodwill impairment loss, if any. We have identified our operating segments as reporting units under the impairment test assessment criteria outlined in SFAS No. 142. In performing our annual impairment test in the fourth quarter of 2007 and 2006, we did not identify any goodwill impairment associated with our continuing operations.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we determine whether long-lived assets are to be held for use or held for disposal. Upon indication of possible impairment, we evaluate the recoverability of held for use long-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. In order for long-lived assets to be considered held for disposal, we must have committed to a plan to dispose of the assets. Once deemed held for disposal, the assets are stated at the lower of the carrying amount or fair value.

Computer Software—Internal use computer software, which consists primarily of an integrated financial package, is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life, generally 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Advance Payments and Billings in Excess of Costs Incurred—We receive advances, performance-based payments and progress payments from customers which may exceed costs incurred on certain contracts. We classify advance payments and billings in excess of costs incurred, other than those reflected as a reduction of contracts in process, as current liabilities.

Product Warranty—We provide for product warranties in conjunction with certain product sales where revenue is recognized upon delivery.

Activity related to warranty accruals was as follows:

(In millions)
Balance at December 31, 2004	$28
Provisions for warranties in 2005	15
Warranty services provided in 2005	(12)
Balance at December 31, 2005	31
Provisions for warranties in 2006	17
Warranty services provided in 2006	(12)
Balance at December 31, 2006	36
Provisions for warranties in 2007	20
Warranty services provided in 2007	(9)
Balance at December 31, 2007	$47

Costs incurred under warranty provisions performed under long-term contracts using the cost-to-cost measure of progress are accounted for as contract costs and are excluded from the table above, as the estimation of these costs is an integral part of the determination of the pricing of these long-term contracts.

Comprehensive Income—Comprehensive income and its components are presented in the statement of stockholders’ equity.

Accumulated other comprehensive loss consisted of the following at December 31:

(In millions)	2007	2006
Unfunded projected benefit obligation(1)	$(2,097)	$(2,607)
Foreign exchange translation	118	67
Cash flow hedges(2)	21	24
Unrealized gains on interest-only strips	3	3
Interest rate lock	(1)	(1)
Total	$(1,956)	$(2,514)
(1)	Includes $(98) million, net of tax benefits of $52 million, in 2006 related to Raytheon Aircraft.
(2)	Includes $20 million, net of tax liabilities of $11 million, in 2006 related to Raytheon Aircraft.

The unfunded projected benefit obligation is shown net of tax benefits of $1,129 million and $1,403 million at December 31, 2007 and 2006, respectively. The cash flow hedges are shown net of tax liabilities of $11 million and $13 million at December 31, 2007 and 2006, respectively. The unrealized gains on interest-only strips are shown net of tax liabilities of $2 million at December 31, 2007 and 2006. The interest rate lock is shown net of tax benefits of $1 million at December 31, 2007 and 2006.

Translation of Foreign Currencies—Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Deferred taxes are not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings are considered to be permanently invested. Income and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in 2007, 2006 and 2005 were not material.

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

For purposes of determining Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS No. 87) pension expense, investment gains and losses are spread over 3 years to develop a market-related value of the assets.

We adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) as of December 31, 2006. SFAS No. 158 requires us to recognize the funded status of a postretirement benefit plan (defined benefit pension and other benefits) as an asset or liability on our balance sheet. Funded status represents the difference between the projected benefit obligation of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as demographic or asset gains or losses and the impact of historical plan changes are included in accumulated other comprehensive income (loss). Changes in these amounts in future years are adjusted as they occur through accumulated other comprehensive income (loss). These amounts will be amortized and included in future pension expense over the average employee service period.

The adoption of SFAS No. 158 resulted in a $1.9 billion increase from $2.3 billion to $4.2 billion in accrued retiree benefits and other long-term liabilities and a corresponding $1.3 billion decrease, net of taxes, in accumulated other comprehensive income (loss) in stockholders’ equity. In addition, the intangible asset of $128 million previously established under SFAS No. 87 was eliminated. In accordance with SFAS No. 158, prior periods have not been restated.

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

Fair Value of Financial Instruments—The estimated fair value of certain financial instruments, including cash, cash equivalents and short-term debt approximates the carrying value due to their short maturities and varying interest rates. The estimated fair value of notes receivable approximates the carrying value based principally on the underlying interest rates and terms, maturities, collateral and credit status of the receivables. The estimated fair value of investments, other than those accounted for under the cost or equity method, are based on quoted market prices. The estimated fair value of long-term debt of approximately $2.4 billion at December 31, 2007 was based on quoted market prices.

Estimated fair values for financial instruments are based on pricing models using current market information. The amounts realized upon settlement of these financial instruments will depend on actual market conditions during the remaining life of the instruments.

Employee Stock Plans—Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. The related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

any, is reflected in the statement of cash flows as a financing activity rather than an operating activity. In connection with the implementation of Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123R), on January 1, 2006, we elected the short-cut method in determining our additional paid-in capital pool of windfall benefits and the graded vesting method to amortize compensation expense over the service period for our restricted stock and restricted stock unit awards and the straight line amortization method for our Long Term Performance Plan (LTPP).

Prior to the adoption of SFAS No. 123R, we accounted for stock options to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB No. 25). We also provided the disclosures required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures (SFAS No. 148). As a result, no expense was reflected in 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, stock-based compensation expense was recognized for restricted stock awards and the LTPP awards.

Accounting Standards—In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 (FSP FAS 157-b). This FSP permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The adoption of SFAS No. 157 will not have a material impact on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 will not have a material impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 141(R) to determine the potential impact, if any, the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified in the consolidated statement of financial position within equity, but separate from the parent’s equity. This standard also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 160 to determine the potential impact, if any, the adoption will have on our financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Risks and Uncertainties—We provide a wide range of technologically advanced products, services and solutions for principally governmental customers in the U.S. and abroad, and are subject to certain business risks specific to that industry. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

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

Note 2: Discontinued Operations

Income (loss) from discontinued operations consisted of the following results from Raytheon Aircraft, Flight Options, and the Raytheon Engineers & Constructors and Aircraft Integration Systems businesses (Other Discontinued Operations):

	Pretax			After-tax
(In millions)	2007	2006	2005	2007	2006	2005
Gain on sale of Raytheon Aircraft	$1,598	$—	$—	$986	$—	$—
Raytheon Aircraft discontinued operations	45	274	187	30	181	124
Loss on sale of Flight Options	(73)	—	—	(44)	—	—
Flight Options discontinued operations	(112)	(103)	(113)	(88)	(80)	(80)
Other Discontinued Operations	8	(7)	(74)	1	(5)	(71)
Total	$1,466	$164	$—	$885	$96	$(27)

No interest expense was allocated to discontinued operations for the years ended December 31, 2007, 2006 and 2005 since there was no debt specifically attributable to discontinued operations or required to be repaid with proceeds from the sales.

Raytheon Aircraft—In 2007, we completed the sale of Raytheon Aircraft to Hawker Beechcraft Inc., a new company formed by GS Capital Partners, an affiliate of Goldman Sachs, and Onex Partners, for $3,318 million in gross proceeds, which resulted in net proceeds of $3,117 million. The primary difference between the gross and net proceeds was a $131 million final purchase price adjustment for cash retained by us through the closing of the transaction. We recorded a gain on sale in 2007 of $986 million, net of $612 million of federal, foreign and state taxes. We retained certain assets and liabilities of Raytheon Aircraft after the sale. At December 31, 2007, $61 million was included in non-current assets related to a residual interest in certain receivables sold by Raytheon Aircraft through 2006 and $32 million was included in current liabilities related to certain environmental and product liabilities. Any future income statement and cash flow activity related to these retained assets and liabilities will be included in discontinued operations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants. The related pension assets and obligations are included in our pension disclosures.

The income from discontinued operations related to Raytheon Aircraft was as follows:

(In millions)	2007	2006	2005
Net sales	$642	$2,983	$2,856
Operating expenses	587	2,720	2,681
Income before taxes	45	274	187
Federal and foreign income taxes	15	93	63
Income from discontinued operations, net of tax	$30	$181	$124
Gain on sale, net of tax	$986	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of assets and liabilities related to Raytheon Aircraft were as follows at December 31:

(In millions)	2007	2006
Current assets	$—	$1,771
Noncurrent assets	—	525
Total assets	$—	$2,296
Current liabilities	$—	$872
Noncurrent liabilities	—	137
Total liabilities	$—	$1,009

Total assets consisted primarily of accounts receivable, net, of $165 million, inventories of $1,426 million and property, plant and equipment, net of $521 million at December 31, 2006. Total liabilities consisted primarily of advance payments and billings in excess of costs incurred of $420 million, accounts payable of $228 million, accrued expenses of $186 million and accrued retiree benefits and other long-term liabilities of $137 million at December 31, 2006.

Flight Options—As a result of the decision to sell Flight Options LLC (FO) and the subsequent sale in November 2007, we recorded charges in the third and fourth quarters of 2007 totaling $157 million pretax, $113 million after-tax. These charges are included in discontinued operations and described in further detail below. In connection with the sale, we recorded a note receivable for $9 million and retained certain liabilities, primarily consisting of aircraft lease obligations of $23 million. Any future income statement and cash flow activity related to these retained liabilities will be included in discontinued operations.

The loss from discontinued operations related to FO was as follows:

(In millions)	2007	2006	2005
Net sales	$483	$584	$547
Operating expenses	595	688	654
Loss before taxes	(112)	(103)	(113)
Federal and foreign income tax benefit	(24)	(23)	(33)
Loss from discontinued operations, net of tax	$(88)	$(80)	$(80)
Loss on sale, net of tax	$(44)	$—	$—
The components of assets and liabilities related to FO were as follows at December 31:
(In millions)		2007	2006
Current assets		$—	$279
Noncurrent assets		—	374
Total assets		$—	$653
Current liabilities		$—	$244
Noncurrent liabilities		—	179
Total liabilities		$—	$423

Total assets consisted primarily of inventories of $111 million, prepaid expenses and other current assets of $131 million, property, plant and equipment, net of $106 million and other assets, net of $171 million at December 31, 2006. Total liabilities consisted primarily of advance payments and billings in excess of costs incurred of $77 million, accrued expenses of $150 million and accrued retiree benefits and other long-term liabilities of $179 million at December 31, 2006.

In the third quarter of 2007 in connection with our on-going evaluation of our long-term strategy regarding FO, we sought and received a number of initial bids to purchase the business. These initial bids were below our previous

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

estimates of FO’s fair value, which was based upon its projected discounted cash flows. As a result of receiving these external indications of market value and other conditions and events that occurred during the third quarter of 2007, we evaluated whether FO’s long-lived assets and its goodwill were impaired. We used the held in use asset recovery model for this evaluation since all the criteria to meet the held for sale accounting treatment had not been met at the end of the third quarter. Based on the results of this analysis, we recorded an impairment charge in the third quarter of 2007 of $84 million pretax, $69 million after-tax, which included all of FO’s remaining goodwill and a portion of its other intangible assets.

In the fourth quarter of 2007, when our Board of Directors approved the sale of FO and we met the held for sale criteria, we recorded a loss on sale of $73 million pretax, $44 million after-tax. This additional charge was not recorded until the held for sale accounting treatment was met, as the carrying value of the individual underlying long-lived assets was less than or equal to their estimated fair value at the end of the third quarter of 2007.

In 2006 and 2005, we recorded goodwill impairment charges of $55 million pretax, $48 million after-tax and $22 million pretax, $19 million after-tax, respectively. The goodwill impairment charges in 2006 and 2005 were based upon our determination that the fair value of the business was not sufficient to recover the carrying value of the assets, including goodwill. We estimated the fair value of FO using a discounted cash flow methodology based upon the respective FO long-range plan and the financial objectives therein. This methodology involved significant judgment regarding FO’s projected future cash flows and expected market conditions, and their impact on the selection of the discount rate used in estimating the fair value of FO. The 2005 impairment charge was driven by a downturn revision of FO’s then current long-range plan as a result of 2005 performance, changes in valuation assumptions and the increase in goodwill as a result of the acquisition of the minority shares. In 2006, FO’s cash flows and financial results improved over 2005; however, during 2006 and, in particular, in the fourth quarter, certain unexpected events occurred and conditions arose which negatively impacted the estimated value of the business. In the fourth quarter, FO experienced a significant increase in competition in its fractional share business and its sales forecast became more difficult to predict as a result of the acceleration of a continued shift in customer demand from fractional shares to the less predictable membership card program. During 2006, the business was also negatively affected by the notification of a potential federal excise tax audit and the pilots’ vote to be represented by a union. As a result of these factors, we increased the discount rate used in determining FO’s value from 11% in 2005 to 13% in 2006, which reduced the estimated fair value of FO.

The Internal Revenue Service is currently conducting a federal excise tax audit at FO, related to the treatment of certain FO customer fees and charges. We believe that an unfavorable outcome is not probable because, among other reasons, there is a reasonable basis for our position that federal excise tax does not apply to management fees charged to FO’s customers and such position is consistent with industry practice. Nevertheless, the ultimate resolution of this matter is uncertain and difficult to predict and an unfavorable outcome could have a material effect on our results of discontinued operations. We have retained this and other tax obligations incurred prior to the sale of FO.

Other Discontinued Operations—In 2000, we sold Raytheon Engineers & Constructors (RE&C) to Washington Group International, Inc. (WGI). As a result of WGI’s bankruptcy, we were required to perform various contract and lease obligations under letters of credit, surety bonds and guarantees (Support Agreements) that it had provided to project owners and other parties. We have since settled many of those Support Agreement obligations. For the remaining Support Agreement obligations, we have various risks and exposures, including warranty close out, various liquidated damages issues and potential adverse claims resolution. In 2005, we recorded an after-tax charge of $23 million for an estimated liability for foreign tax-related matters.

In 2002, we sold Aircraft Integration Systems (AIS) for $1,123 million, net, subject to purchase price adjustments. As part of the transaction, we retained the responsibility for performance of the Boeing Business Jet (BBJ) program and retained certain assets related to the BBJ program, which is now essentially complete. In January 2006, a dispute regarding the AIS purchase price was resolved in arbitration and we recorded a pretax charge of $26 million in 2005 related to this settlement. In the first quarter of 2006, all liabilities related to the purchase price dispute were discharged.

Other accrued expenses included net current liabilities for RE&C and AIS of $23 million and $25 million at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3: Acquisitions

In 2007, we acquired Oakley Networks, Inc. and the robotics technologies and capabilities of Sarcos for an aggregate of $211 million in cash. We recorded $38 million in intangible assets, primarily related to completed technology and customer relationships with a weighted-average life of 6 years and $165 million of goodwill in connection with these acquisitions.

In 2006, we acquired Virtual Technology Corporation and Houston Associates, Inc. for an aggregate of $87 million in cash. We recorded $18 million in intangible assets and $60 million in goodwill in connection with these acquisitions.

In 2005, we acquired UTD, Inc. for $39 million in cash. We recorded $2 million in intangible assets and $36 million of goodwill in connection to this transaction. Also in 2005, we paid the third and final installment of $60 million related to the 2003 acquisition of Solypsis Corporation.

Pro forma financial information has not been provided for these acquisitions as they are not material either individually or in the aggregate.

We funded each of the above acquisitions using cash on hand. The operating results of these businesses have been included with our results as of the respective closing dates of the acquisitions. The purchase price of these businesses has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. We completed these acquisitions to enhance our technology portfolio. The goodwill that is tax-deductible related to these acquisitions is $109 million.

NOTE 4: Contracts in Process

Contracts in process consisted of the following at December 31, 2007:

(In millions)	Cost Type	Fixed Price	Total
U.S. government end-use contracts
Billed	$400	$286	$686
Unbilled	1,119	6,096	7,215
Less progress payments	—	(4,820)	(4,820)
	1,519	1,562	3,081
Other customers
Billed	32	417	449
Unbilled	63	825	888
Less progress payments	—	(597)	(597)
	95	645	740
Total	$1,614	$2,207	$3,821

Contracts in process consisted of the following at December 31, 2006:

(In millions)	Cost Type	Fixed Price	Total
U.S. government end-use contracts
Billed	$605	$243	$848
Unbilled	860	5,766	6,626
Less progress payments	—	(4,566)	(4,566)
	1,465	1,443	2,908
Other customers
Billed	36	178	214
Unbilled	23	770	793
Less progress payments	—	(315)	(315)
	59	633	692
Total	$1,524	$2,076	$3,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The U.S. government has title to the assets related to unbilled amounts on contracts that provide for progress payments. Unbilled amounts are recorded under the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings or completion of the contract. Included in unbilled at December 31, 2007 was $194 million which is expected to be collected outside of one year.

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2007, retentions were $65 million and are anticipated to be collected as follows: $44 million in 2008 and the balance thereafter.

Note 5: Inventories

Inventories consisted of the following at December 31:

(In millions)	2007	2006
Finished goods	$47	$91
Work in process	276	229
Materials and purchased parts	63	56
Total	$386	$376

Inventories at the government and defense businesses include component parts, materials and in certain instances, costs incurred in advance of contract award or funding. If we determine that the contract award or funding is probable, these precontract costs, excluding any start-up costs, are capitalized into inventory. Capitalized precontract and other deferred costs of $95 million and $84 million were included in inventory as work in process at December 31, 2007 and 2006, respectively.

Note 6: Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at December 31:

(In millions)	2007	2006
Land	$86	$85
Buildings and leasehold improvements	2,158	2,030
Machinery and equipment	3,127	3,057
Equipment leased to others	107	111
	5,478	5,283
Less accumulated depreciation and amortization	(3,420)	(3,258)
Total	$2,058	$2,025

Depreciation expense was $288 million, $285 million and $274 million in 2007, 2006 and 2005, respectively. Accumulated depreciation on equipment leased to others was $32 million and $33 million at December 31, 2007 and 2006, respectively.

Note 7: Other Assets, Net

Other assets, net consisted of the following at December 31:

(In millions)	2007	2006
Long-term receivables
Due from customers in installments to 2015	$124	$148
Other	25	43
Sales-type leases, due in installments to 2013	7	8
Computer software, net	423	416
Investments	173	161
Other noncurrent assets, net	611	641
Total	$1,363	$1,417

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term receivables included commuter aircraft receivables related to our residual commuter aircraft portfolio in which the underlying aircraft serve as collateral of $127 million and $155 million at December 31, 2007 and 2006, respectively. We maintain reserves for estimated uncollectible aircraft-related long-term receivables. The balance of these reserves was $2 million and $14 million at December 31, 2007 and 2006, respectively. The reserves for estimated uncollectible aircraft-related long-term receivables represent our current estimate of future losses.

We accrue interest, generally at rates between 6.0% and 9.5%, on aircraft-related long-term receivables in accordance with the terms of the underlying notes. When an aircraft-related long-term receivable is over 90 days past due, we generally stop accruing interest. At December 31, 2007 and 2006, there were no aircraft-related long-term receivables on which we were not accruing interest.

In 2006 and 2005, we sold $64 million and $18 million, respectively, of general aviation finance receivables without any continuing involvement.

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

We accounted for the sale under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The gain was determined at the date of transfer based upon the relative fair value of the assets sold and the interests retained. We estimated the fair value at the date of transfer and at December 31, 2007 and 2006 based on the present value of future expected cash flows using certain key assumptions, including collection period and a discount rate of 7.3%, 7.0% and 6.8%, respectively. At December 31, 2007, a 10% and 20% adverse change in the collection period and discount rate would not have a material effect on our financial position or results of operations.

At December 31, 2007 and 2006, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $135 million and $173 million, respectively, of which our subordinated retained interest was $60 million, net and the fair value of the servicing liability was $1 million in both years.

Computer software amortization expense was $75 million, $70 million and $66 million in 2007, 2006 and 2005, respectively, and is expected to approximate $75 million for each of the next five years. Accumulated amortization of computer software was $422 million and $356 million at December 31, 2007 and 2006, respectively.

Other intangible assets subject to amortization, which are included in other noncurrent assets in the table above, consisted primarily of drawings and intellectual property totaling $78 million, net of $49 million of accumulated amortization, at December 31, 2007 and $45 million, net of $37 million of accumulated amortization, at December 31, 2006. Amortization expense for these intangible assets was $9 million, $7 million and $7 million in 2007, 2006 and 2005, respectively, and is expected to approximate $10 million for each of the next five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investments, which are included in other assets, net, consisted of the following at December 31:

(In millions)	2007 Ownership %	2007	2006
Equity method investments:
Thales-Raytheon Systems Co. Ltd.	50	$165	$150
Other	various	4	7
		169	157
Other investments		4	4
Total		$173	$161

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

In 2001, we formed a joint venture, Thales-Raytheon Systems Co. Ltd. (TRS), which we account for using the equity method. TRS is a system of systems integrator and provides fully customized solutions through the integration of command and control centers, radars and communication networks. TRS has two major operating subsidiaries, one of which, Thales-Raytheon Systems Co. LLC (TRS LLC), we control and consolidate. The minority interest on TRS LLC is reflected as a component of cost of sales. Amounts included in cost of sales were $53 million, $46 million and $20 million in 2007, 2006 and 2005, respectively. Of the $165 million investment in TRS, $127 million represents undistributed earnings at December 31, 2007.

Note 8: Notes Payable and Long-term Debt

Notes payable and long-term debt consisted of the following at December 31:

(In millions)	2007	2006
Current portion of long-term debt	$—	$687
Notes due 2007, 4.50%, redeemable at any time	—	119
Notes due 2007, 6.75%, redeemable at any time	—	568
Notes due 2008, 6.15%, redeemable at any time	—	308
Debentures due 2010, 6.00%, redeemable at any time	—	86
Notes due 2010, 6.55%, redeemable at any time	—	244
Notes due 2010, 8.30%, redeemable at any time	—	399
Notes due 2011, 4.85%, redeemable at any time	452	441
Notes due 2012, 5.50%, redeemable at any time	331	330
Notes due 2013, 5.375%, redeemable at any time	351	337
Debentures due 2018, 6.40%, redeemable at any time	337	337
Debentures due 2018, 6.75%, redeemable at any time	250	250
Debentures due 2027, 7.20%, redeemable at any time	363	362
Debentures due 2028, 7.00%, redeemable at any time	184	184
Less installments due within one year	—	(687)
Long-term debt	2,268	3,278
Total debt issued and outstanding	$2,268	$3,965

The notes and debentures redeemable at any time are at redemption prices based on U.S. Treasury rates. Information about the subordinated notes payable is included in Note 9, Equity Security Units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2007, we exercised our call rights and repurchased long-term debt with a par value of $1,039 million at a loss of $59 million pretax which is included in other expense (income), net. In 2005, we exercised our call rights to repurchase debentures with a par value of $196 million at a loss of $10 million pretax which was included in other expense (income), net.

We enter into various interest rate swaps that correspond to a portion of our fixed-rate debt in order to effectively hedge interest rate risk. The $575 million notional value of the interest rate swaps that remained outstanding at December 31, 2007 effectively converted $250 million of the 4.85% Notes due 2011 and $325 million of the 5.375% Notes due 2013 to variable rate debt based on six-month LIBOR.

The adjustments to the principal amounts of long-term debt are reflected as follows at December 31:

(In millions)	2007	2006
Principal	$2,289	$4,018
Interest rate swaps	10	(16)
Unamortized issue discounts	(15)	(19)
Unamortized interest rate hedging costs	(16)	(18)
Installments due within one year	—	(687)
Total	$2,268	$3,278

The aggregate amounts of principal payments due on long-term debt for the next five years are:

(In millions)
2008	$—
2009	—
2010	—
2011	453
2012	333

We have a $2.2 billion bank revolving credit facility under which we can draw down on lines of credit and use the credit facility to support letters of credit and commercial paper that we may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of December 31, 2007 and December 31, 2006, there were no borrowings under the credit facility. We had, however, approximately $60 million and $70 million of outstanding letters of credit at December 31, 2007 and 2006, respectively, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capitalization of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during 2007 and 2006, and expect to continue to be in compliance throughout 2008.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. In 2005, Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a $150 million committed multicurrency revolving credit facility. There were no borrowings under the facility at December 31, 2007 and at December 31, 2006. In addition, other uncommitted bank lines totaled approximately $15 million at December 31, 2007 and 2006. There were no amounts outstanding under these lines of credit at December 31, 2007 and 2006. Compensating balance arrangements are not material.

Total cash paid for interest on notes payable and long-term debt was $232 million, $273 million and $310 million in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9: Equity Security Units

In 2001, we issued 17,250,000, 8.25%, $50 par value equity security units. Each equity security unit consisted of a contract to purchase shares of our common stock on May 15, 2004 and a mandatorily redeemable equity security with a stated liquidation amount of $50 due on May 15, 2006. The mandatorily redeemable equity security represented preferred stock of RC Trust I (RCTI), a subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note. The subordinated notes had the same terms as the mandatorily redeemable equity security and represented an undivided interest in the assets of RCTI whose assets consisted solely of subordinated notes issued by the Company.

In 2004, in accordance with the terms of the equity security units, we issued 27.0 million shares of common stock and received proceeds of $863 million. In 2004, subordinated notes with a par value of $481 million were repurchased at a loss of $32 million pretax, which was included in other expense (income), net. In 2006, $408 million of subordinated notes payable matured, which consisted of a payment of $382 million and a reduction in our investment in RCTI of $26 million. The contract required a quarterly distribution, which was recorded as a reduction to additional paid-in capital, of 1.25% per year of the stated amount of $50 per purchase contract. The subordinated notes paid a quarterly distribution, which was included in interest expense, of 7.0% per year. Cash paid for the quarterly distribution on the subordinated notes was $27 million in 2005.

Note 10: Stockholders’ Equity

The changes in shares of common stock outstanding were as follows:

(In thousands)
Balance at December 31, 2004	453,096
Issuance of common stock	—
Common stock plan activity	4,589
Treasury stock activity	(11,312)
Balance at December 31, 2005	446,373
Issuance of common stock	—
Common stock plan activity	7,621
Treasury stock activity	(8,124)
Balance at December 31, 2006	445,870
Issuance of common stock	—
Common stock plan activity	9,854
Treasury stock activity	(29,528)
Balance at December 31, 2007	426,196

On November 30, 2004, our Board of Directors authorized the repurchase, between January 1, 2005 and December 31, 2006, of up to $700 million of our common stock. This program was completed during 2006. In March 2006, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock commencing in 2006. In December 2006, our Board of Directors, subject to the closing of our sale of Raytheon Aircraft, authorized an increase to our existing repurchase program of up to an additional $750 million of our outstanding common stock to our existing repurchase program. These programs were completed in 2007. In October 2007, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. There was $1.8 billion available under this program at December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In thousands)	2007	2006	2005
Average common shares outstanding for basic EPS	433,045	441,751	446,958
Dilutive effect of stock options, restricted stock and LTPP	8,543	7,893	6,344
Dilutive effect of warrants	4,071	1,231	—
Shares for diluted EPS	445,659	450,875	453,302

Stock options to purchase 3.1 million, 6.8 million and 16.5 million shares of common stock outstanding at December 31, 2007, 2006 and 2005, respectively, did not affect the computation of diluted EPS. The exercise prices for these options were greater than the average market price of our common stock during the respective years.

Stock options to purchase 14.0 million, 18.8 million and 17.2 million shares of common stock outstanding at December 31, 2007, 2006 and 2005, respectively, had exercise prices that were less than the average market price of our common stock during the respective periods and are included in the dilutive effect of stock options, restricted stock and LTPP in the table above.

Our Board of Directors is authorized to issue up to 200,000,000 shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by our Board of Directors. There were no shares of preferred stock outstanding at December 31, 2007 and December 31, 2006.

In June 2006, we issued 12,025,662 warrants to purchase our common stock, of which 12,015,331 were outstanding at December 31, 2007, in connection with our settlement of a class action lawsuit. These warrants were issued with an exercise price of $37.50 per share and have been included in the calculation of diluted shares.

Note 11: Income Taxes

The provision for federal and foreign income taxes consisted of the following:

(In millions)	2007	2006	2005
Current income tax expense
Federal	$317	$409	$383
Foreign	32	19	20
Deferred income tax expense
Federal	178	159	58
Foreign	5	17	7
Total	$532	$604	$468

The expense for income taxes differs from the U.S. statutory rate due to the following:

	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
Tax settlements and export tax benefit refund claims	(9.9)	—	—
Domestic manufacturing deduction benefit	(0.9)	(0.6)	—
Research and development tax credit	(0.8)	(0.3)	(1.2)
ESOP dividend deduction benefit	(0.5)	(0.7)	(1.0)
Extraterritorial Income exclusion/Foreign Sales Corporation tax benefit	—	(0.8)	(1.3)
Federal tax cost of repatriation under the American Jobs Creation Act	—	—	0.4
Non-deductible costs	0.5	0.7	1.0
Other, net	0.5	0.4	1.4
Effective tax rate	23.9%	33.7%	34.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

In 2007, 2006 and 2005, domestic income before taxes was $2,115 million, $1,735 million and $1,290 million, respectively, and foreign income before taxes was $110 million, $56 million and $76 million, respectively. Income reported for federal and foreign tax purposes differs from pretax income due to differences between U.S. Internal Revenue Code or foreign tax law requirements and our accounting practices. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. Total federal and foreign cash tax payments were approximately $1,115 million, $375 million and $56 million in 2007, 2006 and 2005, respectively.

During 2007, we settled our federal research credit claim for the years 1984-1990 and certain domestic and Foreign Sales Corporation issues for the years 1989-1997. IRS examinations of our tax returns have been completed through 2002 and IRS examinations of our tax returns for 2003-2005 began in March 2007. We have protested to the IRS Appeals Division certain proposed adjustments primarily involving benefits under the Foreign Sales Corporation and Extraterritorial Income (ETI) exclusion regimes for 1998-2002. We are under audit by a number of state tax authorities. State tax liabilities will be adjusted to account for any changes in federal taxable income for 1989-2002, as well as any adjustments in subsequent years, as those years are ultimately resolved with the IRS.

We apply the principles of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), when accounting for our various tax positions. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal, foreign and state tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. As a result of the implementation of FIN 48 on January 1, 2007, we recognized a $13 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The balance of the unrecognized tax benefits at adoption, exclusive of interest, was $500 million, of which $409 million would affect earnings if recognized. The balance of the unrecognized tax benefits at December 31, 2007, exclusive of interest, was $342 million, of which $250 million would affect earnings if recognized. We recognize interest accrued related to unrecognized tax benefits in tax expense. As a result, in 2007 we recorded $32 million of gross interest expense, $21 million net of the federal tax benefit, in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. At December 31, 2007 and 2006, respectively, we had approximately $70 million and $60 million of interest accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $45 million and $39 million.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows:

(In millions)
Unrecognized tax benefits at January 1, 2007	$500
Additions based on current year tax positions	63
Reductions based on current year tax positions	(1)
Additions for prior year tax positions	34
Reductions for prior year tax positions	(7)
Settlements with taxing authorities	(247)
Unrecognized tax benefits at December 31, 2007	$342

We do not currently believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next 12 months.

The provision for state income tax expense is generally accounted for as a deferred contract cost and included in contracts in process until allocated to our contracts. These deferred amounts are generally allocated to our contracts when paid or otherwise when agreed as allocable with the U.S. government. State income taxes allocated to contracts was $81 million, $29 million and $8 million in 2007, 2006 and 2005, respectively, and was included in administrative and selling expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The American Jobs Creation Act of 2004 (the Jobs Creation Act) repealed and provided transitional relief for the ETI regime for transactions after December 31, 2004. The Jobs Creation Act also provides a deduction for income derived from qualifying domestic production activities that is phased in over the 2005 – 2010 period. The deduction is equal to 3% of qualifying income in 2005 and 2006, 6% in 2007, 2008 and 2009, and 9% thereafter. In addition, the Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing a deduction for certain dividends from controlled foreign corporations equivalent to 85% of the dividends received. We recorded a $5 million tax expense in 2005 in connection with the repatriation of $110 million pursuant to the Jobs Creation Act.

In December 2006 the Tax Relief and Health Care Act of 2006 was enacted. This legislation retroactively reinstated the research tax credit for 2006. As a result, we recorded a discrete benefit of $6 million in the fourth quarter representing the benefit for the full year. The Tax Relief and Health Care Act of 2006 also extended and modified the research tax credit for 2007.

Deferred income taxes consisted of the following at December 31:

(In millions)	2007	2006
Current deferred tax assets (liabilities)
Other accrued expenses	$265	$272
Accrued salaries and wages	127	93
Contracts in process and inventories	40	(108)
Deferred income taxes-current	$432	$257
Noncurrent deferred tax assets (liabilities)
Net operating loss and tax credit carryforwards	$19	$160
Pension benefits	309	401
Other retiree benefits	225	510
Depreciation and amortization	(1,021)	(864)
Revenue on leases and other	17	(37)
Deferred income taxes-noncurrent	$(451)	$170

There were $95 million and $3 million of taxes refundable included in prepaid expenses and other current assets at December 31, 2007 and 2006, respectively. Federal tax expense related to discontinued operations was $582 million, $67 million and $27 million in 2007, 2006 and 2005, respectively.

Note 12: Commitments and Contingencies

At December 31, 2007, we had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2008	$292
2009	223
2010	170
2011	98
2012	78
Thereafter	140

Rent expense in 2007, 2006 and 2005 was $276 million, $264 million and $246 million, respectively. In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2007, we had commitments under an agreement to outsource a significant portion of our information technology function requiring minimum annual payments as follows:

(In millions)
2008	$68
2009	68
2010 and thereafter	—

Insurance is purchased from third parties to cover aggregate liability exposure up to $1.25 billion. The aircraft product liability reserve, which was not part of our sale of Raytheon Aircraft, was $16 million and $22 million at December 31, 2007 and 2006, respectively. We previously self-insured for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $50 million annually and insurance was purchased from third parties to cover excess aggregate liability exposure from $50 million to $1.25 billion as well as the excess liability over $10 million per occurrence.

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $149 million. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $99 million before U.S. government recovery and had this amount accrued at December 31, 2007. A portion of these costs are eligible for future recovery through the pricing of products and services to the U.S. government. The recovery of environmental cleanup costs from the U.S. government is considered probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $64 million at December 31, 2007 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We lease certain government-owned properties and are generally not liable for environmental remediation at these sites; therefore, no provision has been made in the consolidated financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters, however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Environmental remediation costs expected to be incurred are:

(In millions)
2008	$29
2009	17
2010	13
2011	11
2012	8
Thereafter	71

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $261 million, $910 million and $104 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at December 31, 2007, respectively, and $311 million, $702 million and $120 million were outstanding at December 31, 2006, respectively. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit above was $39 million and $193 million at December 31, 2007, respectively and $92 million and $157 million at December 31, 2006, respectively related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Also included in guarantees and letters of credit above was $85 million and $21 million at December 31, 2007, related to discontinued operations. Included in guarantees, letters of credit and surety bonds above was $83 million, $92 million and $11 million at December 31, 2006 related to discontinued operations.

Our residual commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold aircraft to thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation and declining commercial aviation market conditions. At December 31, 2007 and December 31, 2006, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $250 million relating to 156 aircraft and approximately $325 million relating to 192 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets, consistent with our historical experience and strategy to dispose of these residual assets. If we were to dispose of these assets in an other than orderly disposition or sell the business in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian government were current at December 31, 2007.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by us. Individually and in the aggregate, these audits and investigations are not expected to have a material adverse effect on our financial position, results of operations or liquidity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13: Stock-based Compensation Plans

We recorded $109 million, $104 million and $60 million of expense related to stock-based compensation in 2007, 2006 and 2005, respectively. We recorded $38 million, $34 million and $21 million as a tax benefit related to stock-based compensation in 2007, 2006 and 2005, respectively. At December 31, 2007, there was $148 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.5 years.

Shares issued as a result of stock option exercise or conversion of restricted stock unit awards will be funded through treasury stock or through the issuance of new shares.

Restricted Stock

The 2001 Stock Plan provides for the award of restricted stock, restricted stock units and stock appreciation rights. The 1997 Nonemployee Directors Restricted Stock Plan provides for the award of restricted stock to nonemployee directors. Awards of restricted stock, restricted stock units and stock appreciation rights generally are made by the Management Development and Compensation Committee of our Board of Directors (MDCC) and are compensatory in nature. These awards vest over a specified period of time as determined by the MDCC, generally 4 years for employee awards and one year for nonemployee directors. Restricted stock awards entitle the recipient to full dividend and voting rights. Nonvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The fair value at the date of award of restricted stock is credited to common stock at par value and the excess is credited to additional paid-in capital. The fair value of restricted stock, calculated under the intrinsic value method at the date of award, is charged to income as compensation expense over the vesting period with a corresponding credit to additional paid-in capital.

No further grants are allowed under the 2001 Stock Plan or the 1997 Nonemployee Directors Restricted Stock Plan after January 30, 2011 and November 25, 2011, respectively.

Restricted stock activity for the three years ended December 31, 2007 was as follows:

(Share amounts in thousands)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2004	2,247	$34.04
Granted	2,099	39.04
Vested	(228)	31.19
Forfeited	(115)	35.56
Outstanding at December 31, 2005	4,003	36.78
Granted	2,240	46.67
Vested	(758)	34.28
Forfeited	(357)	39.10
Outstanding at December 31, 2006	5,128	41.31
Granted	1,884	53.66
Vested	(1,222)	37.55
Forfeited	(539)	42.84
Outstanding at December 31, 2007	5,251	$46.45

Long-Term Performance Plan

In 2004, we established the Long-Term Performance Plan (LTPP) which provides for restricted stock unit awards granted from the 2001 Stock Plan to our senior leadership. These awards vest when specific pre-established levels of performance are achieved at the end of a three-year performance cycle.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The performance goals for the three outstanding performance cycles, which are independent of each other, are based on the following weighted metrics:

Performance Cycle	ROIC(1)	FCF(2)	TSR(3)	Total
2007 – 2009	50%	25%	25%	100%
2006 – 2008	25%	50%	25%	100%
2005 – 2007	—	50%	50%	100%
(1)	Return on Invested Capital, as defined
(2)	Free Cash Flow, as defined
(3)	Total Shareholder Return, relative to a peer group

The ultimate award, which is determined at the end of each of the three-year performance cycles, can range from zero to 200% of the target award and also includes dividend equivalents, which are not included in the table below. Compensation expense for the 2005 – 2007 award is recognized over the performance period based on the intrinsic value method. Compensation expense for the 2007 – 2009 and 2006 – 2008 awards is recognized over the performance period based upon the value determined under the intrinsic value method for the free cash flow and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award. Compensation expense for the Free Cash Flow and ROIC portions of the awards will be adjusted based upon the expected achievement of those performance goals. Prior to the adoption of SFAS No. 123R on January 1, 2006, we recorded compensation expense in accordance with APB No. 25.

LTPP activity related to the expected units for the three years ended December 31, 2007 was as follows:

(Unit amounts in thousands)	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2004	593	$31.07
Granted	477	38.33
Forfeited	(23)	32.47
Outstanding at December 31, 2005	1,047	34.35
Granted	490	46.04
Increase related to expected performance	482	32.64
Forfeited	(153)	36.13
Outstanding at December 31, 2006	1,866	36.83
Granted	445	53.33
Increase related to expected performance	108	49.83
Vested	(884)	31.89
Forfeited	(128)	44.10
Outstanding at December 31, 2007	1,407	$45.99

The increase related to expected performance represents increases to awards based on the expected achievement of performance goals.

Stock Options

In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. There were no stock options granted in the twelve months ended December 31, 2007 or 2006. Prior to the adoption of SFAS No. 123R, we accounted for stock options to employees in accordance with APB No. 25. We also provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148. As a result, no expense was reflected in 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, stock-based compensation expense was recognized for restricted stock awards and the LTPP awards during such periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below reflects our pro forma net income and earnings per share for the periods shown had compensation for stock options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123 and SFAS No. 148.

(In millions except per share amounts)	2005
Reported net income	$871
Stock-based compensation expense included in reported net income, net of tax	39
Compensation expense determined under the fair value method for all stock-based awards, net of tax	(72)
Pro forma net income	$838
Reported basic earnings per share	$1.95
Reported diluted earnings per share	1.92
Pro forma basic earnings per share	$1.87
Pro forma diluted earnings per share	1.85

The weighted-average fair value of each stock option granted in the twelve months ended December 31, 2005 was estimated as $8.44 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2005
Expected life	4 years
Assumed annual dividend growth rate	5%
Expected volatility	30%
Assumed annual forfeiture rate	8%

The expected life was determined based upon our prior experience. The expected volatility was determined using the Company’s and our peer-group’s historic volatility. The risk free interest rate (month-end yields on 4-year U.S. Treasury strips equivalent zero coupon) at the time of grant was 3.6% in 2005. In accordance with SFAS No. 123R, we began expensing stock options in 2006 based upon the Black-Scholes values determined at the date of grant.

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

Proceeds from the exercise of stock options are credited to common stock at par value and the excess is credited to additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock option activity for the three years ended December 31, 2007 was as follows:

(Share amounts in thousands)	Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2004	38,144	$39.61		$(30)
Granted	53	36.69
Exercised	(2,674)	27.07
Forfeited or expired	(1,838)	46.91
Outstanding at December 31, 2005	33,685	40.20		(2)
Granted	—	—
Exercised	(5,791)	30.94
Forfeited or expired	(2,356)	50.57
Outstanding at December 31, 2006	25,538	41.34		293
Granted	—	—
Exercised	(7,528)	37.80
Forfeited or expired	(892)	49.96
Outstanding at December 31, 2007	17,118	$42.45	3.3	$312
Vested and nonvested expected to vest at December 31, 2007	17,110	$42.45	3.3	$312
Exercisable at December 31, 2007	17,021	$42.50	3.3	$310

The total intrinsic value of options exercised in the years ended December 31, 2007, 2006 and 2005 was $145 million, $87 million and $32 million, respectively.

Stock option activity related to nonvested shares for the year ended December 31, 2007 was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2006	605	$8.95
Vested	(465)	8.85
Forfeited	(42)	8.56
Nonvested at December 31, 2007	98	$9.56

The total fair value of shares vested during the year ended December 31, 2007, 2006 and 2005 was $4 million, $23 million and $54 million, respectively.

There were 35.1 million and 41.5 million additional shares of common stock (including shares held in treasury) authorized for stock option, restricted stock and restricted stock unit awards under our stock plans at December 31, 2007 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize information about stock options outstanding and exercisable at December 31, 2007:

(Share amounts in thousands)	Options Outstanding
Exercise Price Range	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$18.19 to $29.92	4,350	3.1	$26.44
$30.00 to $39.21	3,759	5.1	$31.98
$40.13 to $48.97	4,344	4.2	$44.51
$51.06 to $59.44	1,751	0.5	$56.25
$67.66 to $73.78	2,914	1.3	$68.48
Total	17,118	3.3	$42.45

(Share amounts in thousands)	Options Exercisable
Exercise Price Range	Shares	Weighted- Average Exercise Price
$18.19 to $29.92	4,350	$26.44
$30.00 to $39.21	3,662	$31.93
$40.13 to $48.97	4,344	$44.51
$51.06 to $59.44	1,751	$56.25
$67.66 to $73.78	2,914	$68.48
Total	17,021	$42.50

Shares exercisable at the corresponding weighted-average exercise price at December 31, 2007, 2006 and 2005, were 17.0 million at $42.50, 24.9 million at $41.56 and 30.4 million at $41.14, respectively.

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

We adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) as of December 31, 2006. SFAS No. 158 requires us to recognize the funded status of a postretirement benefit plan (defined benefit pension and other benefits) as an asset or liability on our balance sheet. Funded status represents the difference between the projected benefit liability obligation of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as demographic or asset gains or losses and the impact of historical plan changes are included in accumulated other comprehensive income (loss) under SFAS No. 158. Changes in these amounts in future years are adjusted as they occur through accumulated other comprehensive income (loss).

The strategic asset allocation of our domestic Pension Benefits and Other Benefits plans is diversified with an average and moderate level of risk consisting of investments in equity securities (including domestic and international equities and our common stock), debt securities, real estate and other areas such as private equity and cash. We seek to produce a return on investment over the long-term commensurate with levels of investment risk which are prudent and reasonable given the prevailing capital market expectations. Policy range allocations are 35% to 65% for U. S. equity securities, 5% to 30% for international equity securities, 20% to 40% for debt securities, 2% to 7% for real estate and 2% to 17% for other areas. The long-term return on asset assumption for our domestic Pension Benefits and Other Benefits plans for 2008 is 8.75%. The long-term return on asset assumption for our domestic Pension Benefits and Other Benefits plans was 8.75%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in 2007, 2006 and 2005. To develop the expected long-term rate of return on asset assumptions, we considered the current level of expected returns on risk free investments, the historical level of the risk premium associated with the asset classes in which we have invested domestic Pension Benefits and Other Benefits plan assets and the expectations for future returns of each asset class based upon an active management strategy, which is consistent with our investment profile. The expected return for each asset class was then weighted based on the target asset allocation to develop the long-term return on asset assumptions.

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

Pension Benefits Asset Information	Percent of Plan Assets at December 31,
Asset categories	2007	2006
Equity securities	59%	68%
Debt securities	27	22
Real estate	4	4
Other	10	6
Total	100%	100%

Other Benefits Asset Information	Percent of Plan Assets at December 31,
Asset categories	2007	2006
Equity securities	64%	70%
Debt securities	33	19
Real estate	—	—
Other	3	11
Total	100%	100%

The tables below provide a reconciliation of benefit obligations, plan assets, funded status and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Change in Benefit Obligation	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Benefit obligation at beginning of year	$16,221	$15,511	$1,012	$1,217
Service cost	406	407	13	14
Interest cost	951	883	55	65
Plan participants’ contributions	24	26	49	51
Amendments	14	—	(1)	—
Loss due to curtailments/settlements	(1)	—	—	—
Actuarial loss (gain)	(220)	260	(111)	(210)
Foreign exchange	22	84	—	—
Benefits paid	(1,124)	(953)	(112)	(125)
Net transfer in/(out)	(5)	3	—	—
Benefit obligation at end of year	$16,288	$16,221	$905	$1,012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The benefit obligation for our domestic and foreign Pension Benefits plans was $15,551 million and $737 million, respectively at December 31, 2007 and $15,467 million and $754 million, respectively, at December 31, 2006.

Change in Plan Assets	Pension Benefits		Other Benefits
(In millions)	2007	2006	2007	2006
Fair value of plan assets at beginning of year	$13,426	$11,866	$513	$470
Actual return on plan assets	1,035	1,870	36	54
Company contributions	1,316	557	43	63
Plan participants’ contributions	24	26	49	51
Foreign exchange	13	57	—	—
Benefits paid	(1,124)	(953)	(112)	(125)
Net transfer in/(out)	(5)	3	1	—
Fair value of plan assets at end of year	$14,685	$13,426	$530	$513

The fair value of plan assets for our domestic and foreign Pension Benefits plans was $14,113 million and $572 million, respectively, at December 31, 2007 and $12,901 million and $525 million, respectively, at December 31, 2006.

Funded Status—amounts recognized on the balance sheet	Pension Benefits		Other Benefits
(In millions) December 31:	2007	2006	2007	2006
For years after the adoption of the provisions of SFAS No. 158:
Noncurrent assets	$564	$499	$52	$28
Current liabilities	(38)	(33)	(15)	(22)
Noncurrent liabilities	(2,129)	(3,261)	(412)	(505)
Net amount recognized	$(1,603)	$(2,795)	$(375)	$(499)

Reconciliation of amounts recognized on the balance sheet	Pension Benefits		Other Benefits
(In millions) December 31:	2007	2006	2007	2006
Accumulated other comprehensive income (loss):
Initial net obligation	$—	$—	$(18)	$(27)
Prior service credit (cost)	(109)	(109)	170	223
Net loss	(3,195)	(3,768)	(70)	(179)
Accumulated other comprehensive income (loss)	(3,304)	(3,877)	82	17
Accumulated contributions in excess (below) net periodic benefit or cost	1,701	1,082	(457)	(516)
Net amount recognized on the balance sheet	$(1,603)	$(2,795)	$(375)	$(499)

Sources of change in other comprehensive income (loss)
(In millions) December 31, 2007:	Pension Benefits	Other Benefits
Initial net obligation (asset) arising during the period	$—	$(1)
Amortization of initial net asset (obligation)	—	(8)
Net change initial net asset	—	(9)
Prior service cost (credit) arising during period	15	—
Amortization of prior service (cost) credit included in net income	(15)	53
Net change in prior service (cost) credit not recognized in net income during that period	—	53
Actuarial (gain) loss arising during period	(158)	(104)
Amortization of net actuarial gain (loss) included in net income	(419)	(5)
Net change in actuarial gain (loss) not included in net income during period	(577)	(109)
Effect of exchange rates	4	—
Total other comprehensive income (loss) during period	$(573)	$(65)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amounts in accumulated other comprehensive (loss) income at December 31, 2007 expected to be recognized as components of net periodic benefit cost in 2008 are as follows:

Adjustment to accumulated other comprehensive (loss) income	Pension Benefits	Other Benefits
(In millions) December 31:	2007	2007
Net gain (loss)	$(305)	$—
Transition asset (obligation)	—	(4)
Prior service credit (cost)	(14)	52
Total	$(319)	$48

Weighted-Average Year-End Benefit Obligation Assumptions	Pension Benefits		Other Benefits
December 31:	2007	2006	2007	2006
Discount rate	6.46%	5.95%	6.50%	5.75%
Rate of compensation increase	4.50%	4.49%	4.50%	4.50%
Health care trend rate in the next year			8.50%	9.00%
Gradually declining to an ultimate trend rate of			5.00%	5.00%
Year that the rate reaches the ultimate trend rate			2015	2015

The discount rate for our domestic Pension Benefits was 6.5% and 6.0% at December 31, 2007 and 2006, respectively. Our foreign Pension Benefits plan assumptions have been included in the Pension Benefits assumptions in the table above.

The tables below outline the components of net periodic benefit cost (credit) and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Components of Net Periodic Benefit Cost	Pension Benefits
(In millions)	2007	2006	2005
Service cost	$406	$407	$363
Interest cost	951	883	788
Expected return on plan assets	(1,099)	(972)	(870)
Subtotal: amounts reflected in net funded status	258	318	281
Amortization of transition asset	—	—	—
Amortization of prior service cost	15	15	15
Recognized net actuarial loss	419	494	466
Loss due to curtailments/settlements	1	—	1
Subtotal: amounts reclassified during the year	435	509	482
Net periodic benefit cost	$693	$827	$763

Net periodic benefit cost also includes expense from foreign Pension Benefits plans of $27 million in 2007, $31 million in 2006 and $31 million in 2005.

Components of Net Periodic Benefit Cost	Other Benefits
(In millions)	2007	2006	2005
Service cost	$13	$14	$14
Interest cost	55	65	73
Expected return on plan assets	(43)	(40)	(37)
Subtotal: amounts reflected in net funded status	25	39	50
Amortization of transition obligation	7	8	7
Amortization of prior service cost	(52)	(52)	(52)
Recognized net actuarial loss	4	22	33
Subtotal: amounts reclassified during the year	(41)	(22)	(12)
Net periodic benefit (credit) cost	$(16)	$17	$38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-Average Net Periodic Benefit Cost Assumptions	Pension Benefits
	2007	2006	2005
Discount rate	5.95%	5.71%	5.74%
Expected return on plan assets	8.64%	8.64%	8.66%
Rate of compensation increase	4.49%	4.48%	4.49%

Weighted-Average Net Periodic Benefit Cost Assumptions	Other Benefits
	2007	2006	2005
Discount rate	5.75%	5.75%	5.75%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Health care trend rate in the next year	9.00%	9.95%	11.80%
Gradually declining to an ultimate trend rate of	5.00%	5.00%	5.00%
Year that the rate reaches ultimate trend rate	2015	2015	2015

The effect of a 1% increase or (decrease) in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is $1 million or $(1) million, respectively, and for the accumulated postretirement benefit obligation is $17 million or $(15) million, respectively.

The projected benefit obligation and fair value of plan assets for Pension Benefits plans with projected benefit obligations in excess of plan assets were $15,045 million and $12,878 million, respectively, at December 31, 2007, and $15,053 million and $11,789 million, respectively, at December 31, 2006.

The accumulated benefit obligation and fair value of plan assets for Pension Benefits plans with accumulated benefit obligations in excess of plan assets were $6,304 million and $5,701 million, respectively, at December 31, 2007 and $13,318 million and $11,747 million, respectively, at December 31, 2006. The accumulated benefit obligation for all Pension Benefits plans was $14,577 million and $14,483 million at December 31, 2007 and 2006, respectively.

We expect total contributions to the Pension Benefits and Other Benefits plans to be approximately $535 million and $30 million, respectively, in 2008.

The table below reflects the total Pension Benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefits payments reflect our portion only.

(In millions)	Pension Benefits	Other Benefits
2008	$1,141	$72
2009	1,146	72
2010	1,139	72
2011	1,073	73
2012	1,053	73
2013-2017	6,070	369

We also maintain additional contractual pension benefits agreements for our top executive officers. The liability was $29 million and $28 million at December 31, 2007 and 2006, respectively.

On December 8, 2003, Medicare reform legislation (the “Medicare Legislation”) was enacted, providing a Medicare prescription drug benefit beginning in 2006 and federal subsidies to employers who provide drug coverage to retirees. Since our postretirement benefit programs provide prescription drug benefits to retirees, secondary to Medicare, the legislation does not apply to our plans.

We maintain an employee stock ownership plan (ESOP), which includes our 401(k) plan (defined contribution plan), under which covered employees are allowed to contribute up to a specific percentage of their pay. The Company matches

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the employee’s contribution, up to a maximum of generally between 3% and 4% of the employee’s pay (Company Match). Prior to January 1, 2005, the Company Match was made through a contribution to the Company stock fund. Effective January 1, 2005, the Company Match was invested in the same way as employee contributions. Total expense for the Company Match was $230 million, $189 million and $190 million in 2007, 2006 and 2005, respectively.

Prior to January 1, 2005, we made an annual contribution to our common stock fund of approximately one-half of one percent of salaries and wages, subject to certain limitations (Company Contributions). Effective January 1, 2005, we discontinued the annual contribution to our common stock fund for most U.S. salaried and hourly employees. The contribution for 2005 was made in April 2006. Total expense for the Company Contributions was less than $1 million, $1 million and $25 million and the number of shares allocated to participant accounts was 9,000, 18,000 and 660,000 in 2007, 2006 and 2005, respectively. We purchased shares on the open market for the Company Contributions in 2007, 2006 and 2005.

Effective January 1, 2007, all eligible newly-hired or rehired employees participate in a new defined contribution plan in lieu of our existing pension plans, subject to any applicable collective bargaining agreements. The total expense for the Company contributions to this plan in 2007 was $9 million. Our current eligible employees will continue to participate in our existing pension plans without any changes to level of benefits or payment options.

At December 31, 2007, there was $11.0 billion invested in our defined contribution plan. At December 31, 2007, there was $1.9 billion invested in our common stock fund, over which there are no restrictions.

Note 15: Business Segment Reporting

Reportable segments, which are organized based on capabilities and technologies, include: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services.

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

Network Centric Systems provides net-centric mission solutions for networked sensors, command and control communications, air traffic management and homeland security. Included in the results of NCS is the equity income from TRS, Ltd. and the minority interest in TRS, LLC as discussed in Note 7, Other Assets, net.

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

Effective on the date of the sale of Flight Options LLC (FO) in 2007, we reorganized the remaining businesses that we formerly disclosed in the Other category to realign our capabilities and technologies. As discussed above, FO is accounted for as a discontinued operation. Also, our Raytheon Professional Services business was transferred to Technical Services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

With the sale of Raytheon Aircraft and FO, we have largely exited the commercial aircraft market and all remaining assets and liabilities associated with the residual commuter aircraft portfolio of Raytheon Airline Aviation Services LLC (RAAS), which currently generates only incidental revenues, were transferred to Corporate.

Also, the composition of Technical Services’ internal organization was changed to exclude the Media Solutions business, which now reports to Integrated Defense Systems and Space and Airborne Systems. Media Solutions generated inter-company revenue primarily from Integrated Defense Systems and Space and Airborne Systems in prior periods.

Prior period segment results were revised to reflect these changes.

Segment financial results were as follows:

Net Sales (In millions)	2007	2006	2005
Integrated Defense Systems	$4,695	$4,220	$3,807
Intelligence and Information Systems	2,742	2,560	2,509
Missile Systems	4,993	4,503	4,124
Network Centric Systems	4,164	3,561	3,205
Space and Airborne Systems	4,288	4,319	4,175
Technical Services	2,174	2,153	2,066
Corporate and Eliminations	(1,755)	(1,609)	(1,395)
Total	$21,301	$19,707	$18,491

Intersegment Sales (In millions)	2007	2006	2005
Integrated Defense Systems	$107	$89	$101
Intelligence and Information Systems	28	23	37
Missile Systems	42	29	25
Network Centric Systems	418	414	396
Space and Airborne Systems	603	561	477
Technical Services	631	598	494
Total	$1,829	$1,714	$1,530

Operating Income (In millions)	2007	2006	2005
Integrated Defense Systems	$828	$691	$548
Intelligence and Information Systems	248	234	229
Missile Systems	541	479	431
Network Centric Systems	506	379	333
Space and Airborne Systems	560	604	606
Technical Services	139	153	152
FAS/CAS Pension Adjustment	(259)	(362)	(448)
Corporate and Eliminations	(235)	(234)	(232)
Total	$2,328	$1,944	$1,619

Intersegment Operating Income (In millions)	2007	2006	2005
Integrated Defense Systems	$10	$7	$7
Intelligence and Information Systems	3	2	4
Missile Systems	3	2	2
Network Centric Systems	38	34	35
Space and Airborne Systems	55	51	46
Technical Services	52	53	47
Total	$161	$149	$141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reconciles operating income to income from continuing operations before taxes:

(In millions)	2007	2006	2005
Operating income	$2,328	$1,944	$1,619
Non-operating expense, net	(103)	(153)	(253)
Income from continuing operations before taxes	$2,225	$1,791	$1,366

Capital Expenditures (In millions)	2007	2006	2005
Integrated Defense Systems	$62	$78	$67
Intelligence and Information Systems	30	22	50
Missile Systems	52	45	39
Network Centric Systems	61	53	54
Space and Airborne Systems	80	82	75
Technical Services	5	6	9
Corporate	23	8	2
Total	$313	$294	$296

Depreciation and Amortization (In millions)	2007	2006	2005
Integrated Defense Systems	$62	$63	$53
Intelligence and Information Systems	29	29	30
Missile Systems	43	45	37
Network Centric Systems	70	57	61
Space and Airborne Systems	86	82	87
Technical Services	18	15	17
Corporate	64	70	63
Total	$372	$361	$348

Identifiable Assets (In millions) December 31:	2007	2006
Integrated Defense Systems	$1,824	$1,761
Intelligence and Information Systems	2,203	1,946
Missile Systems	4,824	4,770
Network Centric Systems	3,841	3,731
Space and Airborne Systems	4,351	4,271
Technical Services	1,351	1,411
Corporate	4,887	4,652
Assets held for sale	—	2,949
Total	$23,281	$25,491

Goodwill (In millions) December 31:	2007	2006
Integrated Defense Systems	$768	$751
Intelligence and Information Systems	1,536	1,383
Missile Systems	3,431	3,431
Network Centric Systems	2,363	2,363
Space and Airborne Systems	2,662	2,666
Technical Services	867	867
Total	$11,627	$11,461

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net Sales by Geographic Areas (In millions)	United States	Asia/ Pacific	All Other (Principally Europe)	Total
Net sales
2007	$17,117	$1,836	$2,348	$21,301
2006	16,017	1,676	2,014	19,707
2005	15,106	1,355	2,030	18,491

The country of destination was used to attribute sales to either the United States or outside the United States (including foreign military sales through the U.S. government of $1.5 billion, $1.3 billion and $1.1 billion in 2007, 2006 and 2005, respectively). Sales to major customers in 2007, 2006 and 2005 were: U.S. government, including foreign military sales, $18,312 million, $17,016 million and $15,709 million, respectively, including U.S. Department of Defense, $17,205 million, $15,610 million and $14,272 million, respectively.

Long-lived Assets by Geographic Areas (In millions)	United States	All Other (Principally Europe)	Total
December 31, 2007	$3,705	$333	$4,038
December 31, 2006	3,832	307	4,139

Note 16: Quarterly Operating Results (Unaudited)

(In millions except per share amounts, stock prices and workdays)
2007(1)	First	Second	Third	Fourth
Net sales	$4,804	$5,278	$5,219	$6,000
Gross margin	948	1,084	1,069	1,163
Income from continuing operations	324	355	380	634
Net income	346	1,335	299	598
Earnings per share from continuing operations(2)
Basic	$0.73	$0.81	$0.88	$1.50
Diluted	0.71	0.79	0.86	1.45
Earnings per share(2)
Basic	0.78	3.06	0.69	1.41
Diluted	0.76	2.97	0.68	1.37
Cash dividends per share
Declared	0.255	0.255	0.255	0.255
Paid	0.24	0.255	0.255	0.255
Common stock prices
High	$55.37	$56.91	$63.44	$65.33
Low	51.10	52.35	52.76	60.70
Workdays(3)	59	64	63	63
2006(1)	First	Second	Third	Fourth
Net sales	$4,520	$4,827	$4,799	$5,561
Gross margin	860	945	889	1,036
Income from continuing operations	284	285	274	344
Net income	287	310	321	365
Earnings per share from continuing operations(2)
Basic	$0.64	$0.64	$0.62	$0.78
Diluted	0.63	0.63	0.61	0.76
Earnings per share(2)
Basic	0.65	0.70	0.73	0.83
Diluted	0.64	0.69	0.71	0.81
Cash dividends per share
Declared(4)	—	0.24	0.48	0.24
Paid	0.22	0.24	0.24	0.24
Common stock prices
High	$45.99	$47.27	$47.90	$53.86
Low	39.99	42.95	43.56	47.73
Workdays(3)	59	64	62	63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)	All periods presented have been reclassified to show Raytheon Aircraft and Flight Options as discontinued operations.
(2)	Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
(3)	Number of workdays per our fiscal calendar, which excludes holidays and weekends.
(4)

On June 29, 2006 our Board of Directors approved a quarterly dividend of $0.24 per share. As the approval occurred after the end of the second quarter, the dividend was recorded in the third quarter of 2006. In addition, on September 22, 2006 our Board of Directors approved a quarterly dividend of $0.24 per share, which was also recorded in the third quarter of 2006.

Note 17: Financial Instruments

At December 31, 2007, we recorded forward exchange contracts designated as cash flow hedges at their fair value. Unrealized gains of $52 million were included in non-current assets and unrealized losses of $20 million were included in current liabilities. For forward exchange contracts designated and qualified for hedge accounting, the offset was included in other comprehensive income, net of tax, of which approximately $19 million of net unrealized gains are expected to be reclassified to earnings over the next twelve months as the underlying transactions mature. Gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying assets or liabilities being hedged. The maturity dates of the forward exchange contracts outstanding at December 31, 2007 extend through 2017. Certain immaterial contracts were not designated as effective hedges and therefore were included in other expense (income), net. The amount charged to other expense related to these contracts was less than $1 million in 2007, 2006 and 2005.

We enter into interest rate swaps, as described in Note 8, Notes Payable and Long-Term Debt. These interest rate swaps were designated as fair value hedges. There was no hedge ineffectiveness in 2007, 2006 or 2005.

Major currencies and the approximate amounts associated with foreign exchange contracts consisted of the following at December 31:

	2007		2006
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$278	$400	$696	$297
Canadian Dollars	240	61	219	41
European Euros	104	7	113	9
Australian Dollars	34	6	34	6
All other	122	4	20	7
Total	$778	$478	$1,082	$360

Buy amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. Foreign exchange contracts that do not involve U.S. dollars have been converted to U.S. dollars for disclosure purposes.

Foreign currency forward contracts, used to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts, have maturities at various dates through 2017 as follows: $917 million in 2008, $181 million in 2009, $59 million in 2010, $46 million in 2011, and $53 million thereafter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a– 15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of December 31, 2007.

Conclusion of Evaluation

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 were effective.

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

Attestation Report of the Independent Registered Public Accounting Firm—The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of our Board of Directors is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained after Part I of this Form 10-K. Information regarding Section 16(a) compliance is contained in our definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our definitive proxy statement under the caption “The Board of Directors and Board Committees” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our code of ethics is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Corporate Governance—Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board of Directors since we described the procedures in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. Information regarding the procedures is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Corporate Governance—Director Nomination Process.”

ITEM 11. EXECUTIVE COMPENSATION

This information is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Executive Compensation,” including “Compensation Discussion and Analysis,” “The Board of Directors and Board Committees—Director Compensation,” “The Board of Directors and Board Committees—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and for directors and executive officers is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and under the caption “Corporate Governance—Board Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Independent Auditors: Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1) The following financial statements of Raytheon Company, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Five Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 27, 2008 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2007, 2006 and 2005 and on the Company’s internal control over financial reporting as of December 31, 2007 is included in Item 8 of this Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 to this report on Form 10-K.

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

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securitiesauthorized under any such instrument does not exceed 10% of the total assets of the Company on a consolidated basis.The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Raytheon Company 1991 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.2	Raytheon Company 1995 Stock Option Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.3	Raytheon Company 2001 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.4	Plan for Granting Stock Options in Substitution for Stock Options Granted by Texas Instruments Incorporated, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.5	Plan for Granting Stock Options in Substitution for Stock Options Granted by Hughes Electronics Corporation, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.6	Raytheon Company 1997 Nonemployee Directors Restricted Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.7	Raytheon Company Deferral Plan for Directors, filed as an exhibit to the former Company’s Registration Statement on Form S-8, File No. 333-22969, is hereby incorporated by reference.

10.8	Raytheon Company Excess Savings Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-56117, as amended by Post-Effective Amendment No. 1, File No. 333-52536, is hereby incorporated by reference.

10.9	Raytheon Company Excess Pension Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended on December 31, 2004, is hereby incorporated by reference.

10.10	Raytheon Company Supplemental Executive Retirement Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.11	Raytheon Company Deferred Compensation Plan, filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8, File No. 333-56117, as amended by Post-Effective Amendment No. 1, File No. 333-52536, is hereby incorporated by reference.

10.12	Form of Nonqualified Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.13	Form of Incentive Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.14	Form of Incentive Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.15	Form of Nonqualified Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.16	Form of Restricted Stock Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.17	Form of Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.18	Form of 2005 Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

10.19	Form of 2005 Restricted Stock Unit Award Agreement for non-U.S. employees under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, is hereby incorporated by reference.

10.20	Form of Restricted Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.

10.21	Form of Change in Control Severance Agreement between the Company and each of the following executive officers (providing for benefits in the event of a qualified termination upon a change in control of three times base salary and bonus): Thomas M. Culligan, Bryan J. Even, Louise L. Francesconi, Michael D. Keebaugh, Keith J. Peden, Colin Schottlaender, James E. Schuster, Daniel L. Smith, Jay B. Stephens and William H. Swanson, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.22	Form of Change in Control Severance Agreement between the Company and each of the following executive officers (providing for benefits in the event of a qualified termination upon a change in control of two times base salary and bonus): Charles E. Franklin, Richard A. Goglia, Lawrence J. Harrington, John D. Harris, Jon Jones, Biggs C. Porter, Rebecca R. Rhoads and Pamela Wickham, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.23	Letter Agreement between Raytheon Company and William H. Swanson, filed as an exhibit to the Company’s Current Report on Form 8-K filed April 24, 2003, is hereby incorporated by reference.

10.24	Transition Agreement between Raytheon Company and Daniel P. Burnham, filed as an exhibit to the Company’s Current Report on Form 8-K filed April 24, 2003, is hereby incorporated by reference.

10.25	Employment Agreement between Raytheon Company and Edward S. Pliner, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.26	Employment Agreement between Raytheon Company and Keith J. Peden, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.27	Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, is hereby incorporated by reference.

10.28	Amendment dated October 22, 2003 to the Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.29	Employment Agreement between Raytheon Company and Thomas M. Culligan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.30	Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.31	Amendment dated November 18, 2002 to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.32	Amendment to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.33	Letter Agreement dated March 4, 2005 between Raytheon Company and Pamela A. Wickham, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 25, 2005, is hereby incorporated by reference.

10.34	Transition Agreement dated December 14, 2005 between Raytheon Company and Gregory S. Shelton, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2005, is hereby incorporated by reference.

10.35	Summary of Executive Severance and Change in Control Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.36	Summary of Executive Perquisites Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.37	Summary of Key Employee Relocation Arrangement, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 25, 2005, is hereby incorporated by reference.

10.38	Summary of Non-Employee Director Compensation, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005, is hereby incorporated by reference.

10.39	Summary of 2006 Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2005, is hereby incorporated by reference.

10.40	$2.2 Billion Five-Year Competitive Advance and Revolving Credit Facility dated as of March 24, 2005 among Raytheon Company, as the Borrower, the lenders named therein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc. and Credit Suisse First Boston, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 29, 2005, is hereby incorporated by reference.

10.41	Guarantee Agreement, dated as of May 9, 2001, between Raytheon Company and The Bank of New York as initial Guarantee Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

10.42	Settlement Agreement between Raytheon Company, Raytheon Engineers and Constructors International, Inc. and Washington Group International, Inc. dated January 23, 2002, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.43	Fifth Amended and Restated Purchase and Sale Agreement between General Aviation Receivables Corporation, Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Credit Corporation, Receivables Capital Corporation and Bank of America, N.A., dated September 1, 2003, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference.

10.44	Letter Agreement dated February 21, 2006 between Raytheon Company and David C. Wajsgras, filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2006, is hereby incorporated by reference.

10.45	Letter Agreement dated March 2, 2006 between Raytheon Company and Taylor W. Lawrence, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 6, 2006, is hereby incorporated by reference.

10.46	Summary of the Long-Term Performance Plan dated January 24, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.47	Form of Raytheon Company Performance Share Award Agreement under the Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.48	Agreement dated August 1, 2006 between Raytheon Company and James E. Schuster, filed as an exhibit to the Company’s Current Report on Form 8-K filed August 1, 2006, is hereby incorporated by reference.

10.49	Summary of the Raytheon Company Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.50	Summary of the Raytheon Company Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.51	Stock Purchase Agreement by and among, Hawker Beechcraft Corporation, Greenbulb Limited, Raytheon Company, Raytheon Aircraft Holdings, Inc. and Raytheon Aircraft Services Limited dated as of December 20, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 22, 2006, is hereby incorporated by reference.

10.52	Form of Performance Share Award with respect to the Long-Term Performance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007, is hereby incorporated by reference.

10.53	Form of Indemnification Agreement between the Company and each of its directors and executive officers, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2007, is hereby incorporated by reference.

12	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges for the year ended December 31, 2007.*

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

(Exhibits marked with two asterisks (**) are deemed to be furnished and not filed.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYTHEON COMPANY

/s/ Michael J. Wood
Michael J. Wood Vice President and Chief Accounting Officer

Dated: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ William H. Swanson William H. Swanson	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ David C. Wajsgras David C. Wajsgras	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/s/ Michael J. Wood Michael J. Wood	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2008

/s/ Barbara M. Barrett Barbara M. Barrett	Director	February 27, 2008

/s/ Vernon E. Clark Vernon E. Clark	Director	February 27, 2008

/s/ John M. Deutch John M. Deutch	Director	February 27, 2008

/s/ Frederic M. Poses Frederic M. Poses	Director	February 27, 2008

/s/ Michael C. Ruettgers Michael C. Ruettgers	Director	February 27, 2008

/s/ Ronald L. Skates Ronald L. Skates	Director	February 27, 2008

/s/ William R. Spivey William R. Spivey	Director	February 27, 2008

/s/ Linda G. Stuntz Linda G. Stuntz	Director	February 27, 2008