Form 10-Q
period 2008-03-30
RAYTHEON CO/
filed 2008-04-24
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008.

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

Number of shares of common stock outstanding as of April 18, 2008 was 423,004,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements including information regarding our 2008 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “outlook” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our 2007 Annual Report on Form 10-K and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	(Unaudited) March 30, 2008	Dec. 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$2,287	$2,655
Accounts receivable, net	128	126
Contracts in process	4,068	3,821
Inventories	385	386
Deferred taxes	436	432
Prepaid expenses and other current assets	193	196

Total current assets	7,497	7,616
Property, plant and equipment, net	2,035	2,058
Prepaid retiree benefits	631	617
Goodwill	11,632	11,627
Other assets, net	1,339	1,363

Total assets	$23,134	$23,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$1,842	$1,845
Accounts payable	1,044	1,141
Accrued employee compensation	563	902
Other accrued expenses	1,025	900

Total current liabilities	4,474	4,788
Accrued retiree benefits and other long-term liabilities	3,038	3,016
Deferred taxes	483	451
Long-term debt	2,288	2,268

Commitments and contingencies (Note 9)

Minority interest	219	216

Stockholders’ equity	12,632	12,542

Total liabilities and stockholders’ equity	$23,134	$23,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended

(In millions, except per share amounts)	March 30, 2008	March 25, 2007

Net sales	$5,354	$4,804

Operating expenses
Cost of sales	4,259	3,856
Administrative and selling expenses	380	330
Research and development expenses	107	97

Total operating expenses	4,746	4,283

Operating income	608	521

Interest expense	34	60
Interest income	(23)	(28)
Other expense, net	5	3

Non-operating expense, net	16	35

Income from continuing operations before taxes	592	486
Federal and foreign income taxes	192	162

Income from continuing operations	400	324
(Loss) income from discontinued operations, net of tax	(2)	22

Net income	$398	$346

Earnings per share from continuing operations
Basic	$0.96	$0.73
Diluted	0.93	0.71

(Loss) earnings per share from discontinued operations
Basic	$(0.01)	$0.05
Diluted	(0.01)	0.05

Earnings per share
Basic	$0.95	$0.78
Diluted	0.92	0.76

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended

(In millions)	March 30, 2008	March 25, 2007

Cash flows from operating activities
Net income	$398	$346
Plus (less): Loss (income) from discontinued operations, net of tax	2	(22)

Income from continuing operations	400	324
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures:
Depreciation and amortization	92	86
Deferred income taxes	32	72
(Increase) decrease in accounts receivable	(2)	10
Change in contracts in process and advance payments and billings in excess of costs incurred In incurred	(194)	(317)
Decrease (increase) in inventories	2	(1)
Increase in prepaid expenses and other current assets	(4)	(12)
Decrease in accounts payable	(135)	(86)
Decrease in accrued employee compensation	(333)	(190)
Decrease in other accrued expenses	(37)	(57)
Change in income taxes payable	153	(30)
Collection of financing receivables not sold	15	21
Sale of financing receivables	5	—
Tax benefit from stock-based awards	(18)	(15)
Pension and other, net	91	(158)

Net cash provided by (used in) operating activities from continuing operations	67	(353)
Net cash used in operating activities from discontinued operations	(10)	(63)

Net cash provided by (used in) operating activities	57	(416)

Cash flows from investing activities
Expenditures for property, plant and equipment	(43)	(38)
Capitalized expenditures for internal use software	(17)	(15)
Other, net	(1)	—

Net cash used in investing activities from continuing operations	(61)	(53)
Net cash used in investing activities from discontinued operations	—	(28)

Net cash used in investing activities	(61)	(81)

Cash flows from financing activities
Dividends paid	(109)	(107)
Increase in short-term debt and other notes	—	3
Repurchases of common stock	(340)	(275)
Proceeds under common stock plans	67	61
Tax benefit from stock-based awards	18	15

Net cash used in financing activities	(364)	(303)

Net decrease in cash and cash equivalents	(368)	(800)
Cash and cash equivalents at beginning of year	2,655	2,460

Cash and cash equivalents at end of period	$2,287	$1,660

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAYTHEON COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements of Raytheon Company on the same basis as our annual consolidated financial statements, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 157 as discussed in Note 10, Fair Value Measurements, and Emerging Issues Task Force (EITF) Nos. 06-4 and 06-10 as discussed in Note 4, Stockholders’ Equity. Certain information and footnote disclosures normally included in consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for the interim periods in accordance with GAAP and with the instructions to Form 10-Q in Article 10 of Regulation S-X. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, we have reclassified certain prior year amounts to conform with our current year presentation. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates otherwise.

2. Inventories

Inventories consisted of the following at:

(In millions)	March 30, 2008	Dec. 31, 2007

Finished goods	$38	$47
Work in process	286	276
Materials and purchased parts	61	63

Total	$385	$386

Costs incurred in advance of contract award or funding are capitalized in inventory if we determine the contract award or funding is probable. These precontract costs exclude any start-up costs. Capitalized precontract and other deferred costs of $98 million and $95 million were included in inventory as work in process at March 30, 2008 and December 31, 2007, respectively.

3. Product Warranty

We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to warranty accruals was as follows:

	Three Months Ended

(In millions)	March 30, 2008	March 25, 2007

Balance at beginning of period	$47	$36
Provisions for warranties	2	5
Warranty services provided	(3)	(2)

Balance at end of period	$46	$39

We account for costs incurred under warranty provisions performed under long-term contracts using the cost-to-cost measure of progress as contract costs and exclude these costs from the table above, as the estimation of these costs is an integral part of the determination of the pricing of these long-term contracts.

4. Stockholders’ Equity

Stockholders’ equity consisted of the following at:

(In millions)	March 30, 2008	Dec. 31, 2007

Common stock, outstanding shares	$4	$4
Additional paid-in capital	10,669	10,544
Accumulated other comprehensive loss	(1,903)	(1,956)
Treasury stock, at cost	(2,854)	(2,502)
Retained earnings	6,716	6,452

Total	$12,632	$12,542

On January 1, 2008, we adopted EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF Nos. 06-4 and 06-10 require us to recognize liabilities for the existing postretirement benefit aspects of our current split-dollar life insurance arrangements. The cumulative effect of adopting EITF Nos. 06-4 and 06-10 resulted in a $16 million charge to retained earnings as of January 1, 2008. There were no new or expanded benefits granted as a result of this change.

In the three months ended March 30, 2008, we repurchased 5.5 million shares of our common stock for $340 million compared to 5.1 million shares for $275 million in the three months ended March 25, 2007. As of March 30, 2008, we had $1.4 billion available under our stock repurchase program.

In March 2008, our Board of Directors authorized the increase to our annual dividend payout rate from $1.02 to $1.12 per share. We declared a dividend of $0.28 per share during the three months ended March 30, 2008, as compared to a dividend of $0.255 per share for the three months ended March 25, 2007. Dividends are subject to quarterly approval by our Board of Directors.

The changes in shares of common stock outstanding were as follows:

(In millions)	Shares

Balance at December 31, 2007	426.2
Stock plan activity	2.2
Treasury stock activity	(5.7)

Balance at March 30, 2008	422.7

We compute basic earnings per share (EPS) by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS, which we calculate using the treasury stock method, reflects the potential dilution that could occur if securities or other contracts to issue our common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in our earnings.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended

(In millions)	March 30, 2008	March 25, 2007

Shares for basic EPS	418.2	441.0
Dilutive effect of stock options, restricted stock and LTPP	9.1	9.0
Dilutive effect of warrants	5.0	3.5

Shares for diluted EPS	432.3	453.5

We did not include stock options to purchase 2.6 million and 5.6 million shares of common stock outstanding in our computation of diluted EPS in the three months ended March 30, 2008 and March 25, 2007, respectively, as the effect of such options was anti-dilutive.

Stock options to purchase 12.1 million and 17.4 million shares of common stock outstanding in the three months ended March 30, 2008 and March 25, 2007, respectively, had exercise prices that were less than the average market price of our common stock during the respective periods and are included in our calculation of diluted EPS.

In the three months ended June 25, 2006, we issued 12.0 million warrants to purchase our common stock in connection with our settlement of a class action lawsuit of which 12.0 million were outstanding at March 30, 2008 and March 25, 2007. We issued these warrants with an exercise price of $37.50 per share and have included them in our calculation of diluted EPS.

During the three months ended March 30, 2008, we issued 28,592 shares of restricted stock, 73,387 shares vested and 54,315 shares were forfeited.

During the three months ended March 30, 2008 and March 25, 2007, we issued 380,953 shares and 943,349 shares of common stock in connection with the vesting of our 2005-2007 and 2004-2006 Long-Term Performance Plan (LTPP) awards, respectively. In addition, in the three months ended March 30, 2008 and March 25, 2007, we granted our 2008-2010 and 2007-2009 LTPP awards with an aggregate target award of 353,190 and 435,800 units, respectively. The goals under the 2008-2010 award are independent of each other and based on three metrics: return on invested capital, weighted at 50%; total shareholder return relative to a peer group, weighted at 25%; and free cash flow, weighted at 25%. The ultimate award, which we determine at the end of the three-year cycle, can range from zero to 200% of the target award and also includes dividend equivalents, which are not included in the aggregate target award.

The components of other comprehensive income (loss) generally include foreign exchange translation, amortization of unfunded projected benefit obligation and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended

(In millions)	March 30, 2008	March 25, 2007

Net income	$398	$346
Other comprehensive income (loss):
Amortization of unfunded projected benefit obligation	47	63
Foreign exchange translation	13	3
Cash flow hedges	(9)	(2)
Other, net	2	—

Total other comprehensive income	53	64

Comprehensive income	$451	$410

5. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. IRS examinations of our tax returns have been completed through 2002. We have protested to the IRS Appeals Division certain proposed adjustments primarily involving benefits under the Foreign Sales Corporation and Extraterritorial Income (ETI) exclusion regimes for 1998-2002. IRS examinations of our tax returns for 2003-2005 began in March 2007. Additionally, we are under audit by a number of state tax authorities.

We believe we have adequately provided for all tax positions, however, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal, foreign and state tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

In the three months ended March 25, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), and recognized a $13 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The balance of unrecognized tax benefits at March 30, 2008, exclusive of interest, was $343 million, of which $251 million would affect earnings if recognized. We recognize interest accrued related to unrecognized tax benefits in tax expense. As a result, in the three months ended March 30, 2008, we recorded $6 million of gross interest expense, or $4 million net of the federal tax benefit, in tax expense. Penalties, if incurred, would also be recognized as a component of tax expense. At March 30, 2008, we had approximately $76 million of interest accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $50 million. The net increase in the liability during the three months ended March 30, 2008 was as follows:

(In millions)

Balance at December 31, 2007	$342
Addition based on prior year tax position	1

Balance at March 30, 2008	$343

The provision for state income tax expense is generally accounted for as a deferred contract cost as these costs can generally be recovered through the pricing of our products and services to the U.S. government and are included in contracts in process until allocated to our contracts. These deferred amounts are generally allocated to our contracts when paid or otherwise agreed as allocable with the U.S. government. State income taxes allocated to our contracts was $30 million and $12 million in the three months ended March 30, 2008 and March 25, 2007, respectively, and was included in administrative and selling expenses.

6. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). In addition to providing Pension Benefits, we provide certain healthcare and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The components of net periodic pension expense were as follows:

	Three Months Ended

(In millions)	March 30, 2008	March 25, 2007

Service cost	$102	$110
Interest cost	254	234
Expected return on plan assets	(305)	(275)
Amortization of prior service cost	3	3
Recognized net actuarial loss	77	98

Net periodic expense	$131	$170

Our net periodic expense includes expense from foreign pension benefit plans of $5 million in the three months ended March 30, 2008 and $7 million in the three months ended March 25, 2007, respectively.

The components of net periodic income related to our Other Benefits were as follows:

	Three Months Ended

(In millions)	March 30, 2008	March 25, 2007

Service cost	$3	$3
Interest cost	14	14
Expected return on plan assets	(11)	(11)
Amortization of transition asset	1	2
Amortization of prior service cost	(13)	(13)
Recognized net actuarial loss	—	2

Net periodic income	$(6)	$(3)

We make both discretionary and required contributions to our pension plans. As discretionary contributions are made, we accumulate a funding credit that we can use to offset our future calculated required contributions. The funding credit for our pension plans was $1.8 billion at March 30, 2008. We did not make any discretionary contributions in the three months ended March 30, 2008 due to the acceleration of a planned first quarter 2008 contribution of $500 million into December 2007. We made $400 million of discretionary contributions in the three months ended March 25, 2007. We expect to make required contributions to our pension plans of approximately $535 million in 2008. We will continue to periodically evaluate whether to make additional discretionary contributions. We plan to make contributions to our Other Benefits of approximately $30 million in 2008. In the three months ended March 30, 2008 and March 25, 2007, we contributed an aggregate of approximately $105 million and $450 million, respectively, to these plans.

7. Business Segment Reporting

Our reportable segments, which are organized based on capabilities and technologies, include: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Corporate and Eliminations includes Corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent the cost for miscellaneous Corporate activities and other unallocated costs not considered part of management’s evaluation of reportable segment operating performance, and include the net costs associated with our residual commuter aircraft portfolio.

Segment financial results were as follows:

(In millions)	Three Months Ended

Net Sales	March 30, 2008	March 25, 2007

Integrated Defense Systems	$1,192	$1,092
Intelligence and Information Systems	692	588
Missile Systems	1,311	1,140
Network Centric Systems	1,067	929
Space and Airborne Systems	995	964
Technical Services	521	463
Corporate and Eliminations	(424)	(372)

Total	$5,354	$4,804

(In millions)	Three Months Ended

Intersegment Sales	March 30, 2008	March 25, 2007

Integrated Defense Systems	$31	$23
Intelligence and Information Systems	6	6
Missile Systems	8	8
Network Centric Systems	94	92
Space and Airborne Systems	142	131
Technical Services	154	130

Total	$435	$390

(In millions)	Three Months Ended

Operating Income	March 30, 2008	March 25, 2007

Integrated Defense Systems	$211	$199
Intelligence and Information Systems	52	55
Missile Systems	137	120
Network Centric Systems	123	117
Space and Airborne Systems	121	129
Technical Services	35	23
FAS/CAS Pension Adjustment	(33)	(62)
Corporate and Eliminations	(38)	(60)

Total	$608	$521

(In millions)	Three Months Ended

Intersegment Operating Income	March 30, 2008	March 25, 2007

Integrated Defense Systems	$2	$2
Intelligence and Information Systems	—	1
Missile Systems	1	—
Network Centric Systems	8	7
Space and Airborne Systems	13	12
Technical Services	13	11

Total	$37	$33

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under SFAS No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense under Cost Accounting Standards (CAS) and is reported as a separate line item in our segment results. SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements for pension plans that are determined by other factors. CAS prescribe the allocation to and recovery of pension costs on U.S. government contracts and are a major factor in determining our pension funding requirements. Our segment results only include pension expense as determined under CAS that can generally be recovered through the pricing of our products and services to the U.S. government.

Identifiable Assets (In millions)	March 30, 2008	Dec. 31, 2007

Integrated Defense Systems	$1,826	$1,824
Intelligence and Information Systems	2,223	2,203
Missile Systems	4,936	4,824
Network Centric Systems	3,872	3,841
Space and Airborne Systems	4,480	4,351
Technical Services	1,360	1,351
Corporate	4,437	4,887

Total	$23,134	$23,281

8. Discontinued Operations

	Three Months Ended

	Sales		Pretax (Loss) Income		After-tax (Loss) Income

(In millions)	March 30, 2008	March 25, 2007	March 30, 2008	March 25, 2007	March 30, 2008	March 25, 2007

Raytheon Aircraft	$—	$642	$—	$44	$—	$29
Flight Options	—	124	(1)	(11)	(1)	(10)
Other Discontinued Operations	—	—	(2)	4	(1)	3

Total	$—	$766	$(3)	$37	$(2)	$22

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (FO) businesses. We have presented Raytheon Aircraft, FO and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. We retained certain assets and liabilities of these disposed businesses, which resulted in the post-sale residual activity for the periods presented. The residual activity relating to the disposed businesses appears in discontinued operations in the post-sale periods and the prior operating results of these businesses appear in discontinued operations in the pre-sale periods. At March 30, 2008, $69 million was included in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables sold by Raytheon Aircraft and $75 million was included in current liabilities related to certain environmental and product liabilities, aircraft lease obligations and various contract obligations. We also have certain tax obligations relating to these disposed businesses, including tax obligations incurred prior to the sales of these businesses. The income tax-related items are included in our income tax disclosures. The IRS is currently conducting a federal excise tax audit related to the treatment of certain FO customer fees and charges. Although we believe that an unfavorable outcome is not probable, the ultimate resolution of this matter is uncertain and difficult to predict; however, any potential liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we have included in our pension disclosures.

9. Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $151 million. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $106 million before U.S. government recovery and had this amount accrued at March 30, 2008. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $67 million at March 30, 2008 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; therefore, no provision has been made in the condensed consolidated financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $307 million, $979 million and $113 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at March 30, 2008, respectively; and $261 million, $910 million and $104 million were outstanding at December 31, 2007, respectively. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there are no stated values also remain outstanding.

Included in guarantees and letters of credit described above were $84 million and $195 million at March 30, 2008, respectively, and $39 million and $193 million at December 31, 2007, respectively, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in connection with obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation for us. We had accrued an estimated liability of $4 million and $3 million related to these guarantees and letters of credit at March 30, 2008 and December 31, 2007, respectively.

Also included in guarantees and letters of credit described above were $86 million and $7 million at March 30, 2008, respectively, and $85 million and $21 million at December 31, 2007, respectively, related to discontinued operations.

Our residual commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold aircraft to thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation and declining commercial aviation market conditions. At March 30, 2008 and December 31, 2007, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $230 million relating to 147 aircraft and approximately $250 million relating to 156 aircraft, respectively. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets, consistent with our historical experience and strategy to dispose of these residual assets. If we were to dispose of these assets in an other than orderly disposition or sell the business in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian government were current at March 30, 2008.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by us. We do not expect these audits and investigations to have a material adverse effect on our financial position, results of operations or liquidity, either individually or in the aggregate. In 2006, Technical Services recorded a negative profit adjustment related to certain program costs which may be deemed unrecoverable. Although not expected to be material, we may incur additional charges as we continue to assess and engage in discussions regarding this matter.

In May 2006, international arbitration hearings commenced against us as the successor to the Hughes Electronics defense business in connection with certain claims brought in 2004 relating to an alleged 1995 Workshare Agreement. The asserted claims include breach of contract, intellectual property infringement and other related claims. The arbitrator’s liability decision on certain of the claims has been stayed while the parties engage in settlement discussions. The ultimate resolution of this matter, however, remains uncertain and difficult to predict. We believe that we have meritorious defenses to these claims and intend to continue to contest the claims vigorously. An adverse resolution of this matter could have a material effect on our results of operations.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the ultimate liability or potential range of loss, if any, from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

10. Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), for our financial assets and liabilities. Our adoption of SFAS No. 157 did not impact our financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), we

elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity. We did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a recurring basis as of March 30, 2008.

SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value, as well as the assets and liabilities that we value using those levels of inputs.

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are comprised of investments in marketable securities held in Rabbi Trusts which we use to pay benefits under certain of our non-qualified deferred compensation plans. Our Level 1 liabilities include our obligations to pay certain non-qualified deferred compensation plan benefits, as well as foreign exchange forward contracts that are traded in an active exchange market. Under these non-qualified deferred compensation plans, participants designate investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets are interest rate swaps whose fair value we determine using a pricing model predicated upon observable market inputs.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our Level 3 asset relates to our subordinated retained interest in general aviation finance receivables (Subordinated Retained Interest) that we sold in previous years. We estimated the fair value for this asset based on the present value of the future expected cash flows using certain unobservable inputs, including the collection periods for the underlying receivables and a credit adjusted risk-free rate of 5.26% at March 30, 2008 and 7.04% at December 31, 2007. These unobservable inputs reflect our suppositions about the assumptions market participants would use in pricing this asset.

The following table sets forth the financial assets and liabilities as of March 30, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

(In millions)	Level 1	Level 2	Level 3	Balance as of March 30, 2008
Assets
Marketable securities[1]	$259	$—	$—	$259
Subordinated Retained Interest	—	—	66	66
Interest rate swaps	—	29	—	29
Liabilities
Deferred compensation[2]	162	—	—	162
Foreign exchange forward contracts	14	—	—	14

[1]	Relates to investments in marketable securities held in Rabbi Trusts associated with certain of our non-qualified deferred compensation plans, which are included in Other assets, net.
[2]	Relates to our obligations to pay benefits under certain of our non-qualified deferred compensation plans, which are included in Accrued retiree benefits and other long-term liabilities.

The table below presents a roll-forward of our Subordinated Retained Interest that we reflect in discontinued operations for the three months ended March 30, 2008.

(In millions)

Balance at January 1, 2008	$63
Total gains (realized/unrealized)
Included in (Loss) income from discontinued operations	1
Included in Other comprehensive income (loss)	2

Balance at March 30, 2008	$66

11. Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on our financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value to be recognized in earnings until settled. SFAS No. 141(R) also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 141(R) to determine the potential impact, if any, that the adoption will have on our financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified within equity in the consolidated statements of financial position, but separately from the parent’s equity. SFAS No. 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 160 to determine the impact that its adoption will have on our financial position, results of operations and liquidity, if any.

With respect to the unaudited condensed consolidated financial information of Raytheon Company for the three months ended March 30, 2008 and March 25, 2007, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated April 24, 2008, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying condensed consolidated balance sheet of Raytheon Company and its subsidiaries (the Company) as of March 30, 2008, and the related consolidated statements of operations for the three month periods ended March 30, 2008 and March 25, 2007, and the consolidated statements of cash flows for the three month periods ended March 30, 2008 and March 25, 2007. This interim financial information is the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the condensed consolidated financial statements, in the three month period ended March 30, 2008, the Company changed the manner in which it accounts for, and discloses, the fair value of certain assets and liabilities. Also as discussed in Note 4, in the three month period ended March 30, 2008, the Company changed the manner in which it accounts for obligations associated with certain life insurance arrangements. As discussed in Note 5, in the three month period ended March 25, 2007, the Company changed the manner in which it accounts for, and discloses, uncertain tax positions.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
April 24, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Raytheon Company develops technologically advanced, integrated products, services and solutions in four core defense markets: Sensing; Effects; Command, Control, Communications and Intelligence (C3I); and Mission Support. We serve all branches of the U.S. military and numerous other U.S. government agencies, as well as the North Atlantic Treaty Organization (NATO) and many allied governments.

We operate in six business segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of our 2007 Annual Report on Form 10-K.

The following discussion should be read along with our 2007 Annual Report on Form 10-K and the unaudited condensed consolidated financial statements included in this Form 10-Q.

Consolidated Results of Operations

As described in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may cause the number of work days in the current and comparable prior interim period to differ and could affect period-to-period comparisons. For example, there were 63 workdays in the first quarter of 2008 compared to 59 workdays in the first quarter of 2007. The following discussions of comparative results among periods should be viewed in this context. We also generally express changes in sales in our discussions of comparative period results in terms of volume. Volume generally refers to increases or decreases in revenues related to varying production activity levels, delivery rates or service levels on individual contracts. Volume changes will typically drive a corresponding margin change based on the profit rate for a particular contract. Segment operating margin reflects the performance on programs and changes in contract mix. We generally express program performance changes in segment operating margin rates in terms of volume or performance; performance refers to changes in contract profit rates. These changes typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating or award fee performance. We record changes in estimates of contract sales, costs and profits using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes in estimates on current and prior periods.

	Three Months Ended		% of Net Sales
(In millions, except percentages)	March 30, 2008	March 25, 2007	March 30, 2008	March 25, 2007
Net sales	$5,354	$4,804
Gross margin	1,095	948	20.5%	19.7%
Administrative and selling expenses	380	330	7.1	6.9
Research and development expenses	107	97	2.0	2.0
Operating income	608	521	11.4	10.8
Interest expense, net	11	32	0.2	0.7
Income from continuing operations	400	324	7.5	6.7
(Loss) income from discontinued operations, net of tax	(2)	22	—	0.5
Net income	398	346	7.4	7.2

The overall increase in sales was primarily due to our MS, NCS, IIS and IDS segments. Sales to the U.S. Department of Defense (DoD) were 81.9% of sales in the first quarter of 2008 compared to 83.0% of sales in the first quarter of 2007 and total sales to the U.S. government were 86.7% of sales in the first quarter of 2008 compared to 87.0% of sales in the first quarter of 2007. Included in U.S. government sales were foreign military sales of $326 million and $340 million in the first quarter of 2008 and 2007, respectively. Total international sales, including foreign military sales, were $1,044 million or 19.5% of sales in the first quarter of 2008 compared to $916 million or 19.1% of sales in the first quarter of 2007.

Included in gross margin was a FAS/CAS Pension Adjustment of $33 million and $62 million of expense in the first quarter of 2008 and 2007, respectively. The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense under Cost Accounting Standards (CAS) and is reported as a separate line item in our segment results. SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements for pension plans that are determined by other factors. CAS prescribe the allocation to and recovery of pension costs on U.S. government contracts and are a major factor in determining our pension funding requirements. Our segment results only include pension expense as determined under CAS that can generally be recovered through the pricing of our products and services to the U.S. government.

Included in operating income is Corporate and Eliminations. Corporate and Eliminations includes Corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent the cost for miscellaneous Corporate activities and other unallocated costs not considered part of management’s evaluation of reportable segment operating performance, and include the net costs associated with our residual commuter aircraft portfolio. The changes in operating income by segment and the increase in operating income from Corporate and Eliminations resulting from decreased Corporate expenses in the first quarter of 2008 are described below.

The decrease in interest expense, net in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to lower average outstanding debt.

The effective tax rate from continuing operations was 32.4% and 33.3% in the first quarter of 2008 and 2007, respectively, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. The effective tax rate in the first quarter of 2008 was lower than the statutory rate due to manufacturing tax benefits, certain dividend deductions and tax benefits related to certain refund claims, and was partially offset by various non-deductible expenses. The effective tax rate in the first quarter of 2007 was lower than the statutory rate due to manufacturing tax benefits, certain dividend deductions and the research tax credit, and was partially offset by various non-deductible expenses. The effective tax rate in the first quarter of 2008 was 0.9% lower than the first quarter of 2007 primarily due to the tax benefits related to certain refund claims in the first quarter of 2008.

Income from continuing operations was $400 million or $0.93 per diluted share on 432.3 million average shares outstanding in the first quarter of 2008 compared to income from continuing operations of $324 million or $0.71 per diluted share on 453.5 million average shares outstanding in the first quarter of 2007. The increase in income from continuing operations of $76 million in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to volume and operational improvements of $58 million discussed below in Segment Results, lower net interest expense of $21 million and lower FAS/CAS expense of $29 million offset by higher taxes of $30 million related primarily to our higher income. Included in the $58 million of volume and operational improvements in the first quarter of 2008 is a $22 million decrease in Corporate and Eliminations compared to the first quarter of 2007 driven primarily by a decrease in Corporate expenses.

Segment Results

Segment financial results were as follows:

	Net Sales Three Months Ended
(In millions)	March 30, 2008	March 25, 2007
Integrated Defense Systems	$1,192	$1,092
Intelligence and Information Systems	692	588
Missile Systems	1,311	1,140
Network Centric Systems	1,067	929
Space and Airborne Systems	995	964
Technical Services	521	463
Corporate and Eliminations	(424)	(372)

Total	$5,354	$4,804

	Operating Income Three Months Ended
(In millions)	March 30, 2008	March 25, 2007
Integrated Defense Systems	$211	$199
Intelligence and Information Systems	52	55
Missile Systems	137	120
Network Centric Systems	123	117
Space and Airborne Systems	121	129
Technical Services	35	23
FAS/CAS Pension Adjustment	(33)	(62)
Corporate and Eliminations	(38)	(60)

Total	$608	$521

	Funded Backlog(1)		Total Backlog
(In millions)	March 30, 2008	Dec. 31, 2007	March 30, 2008	Dec. 31, 2007
Integrated Defense Systems	$5,382	$4,781	$9,306	$9,296
Intelligence and Information Systems	2,641	2,325	5,831	5,636
Missile Systems	5,674	5,218	9,661	9,379
Network Centric Systems	4,547	3,957	5,696	5,102
Space and Airborne Systems	3,341	3,037	5,277	5,276
Technical Services	1,274	1,200	1,926	1,925

Total	$22,859	$20,518	$37,697	$36,614

(1)	Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

	Gross Bookings(1) Three Months Ended
(In millions)	March 30, 2008	March 25, 2007
Integrated Defense Systems	$1,106	$1,256
Intelligence and Information Systems	1,019	535
Missile Systems	1,635	1,312
Network Centric Systems	1,592	964
Space and Airborne Systems	735	477
Technical Services	418	578
Corporate	11	36

Total	$6,516	$5,158

(1)	Gross bookings in each year are influenced by timing of awards that may cover multiple fiscal years and exclude contract cancellations and terminations.

Integrated Defense Systems

	Three Months Ended
(In millions, except percentages)	March 30, 2008	March 25, 2007	% Change
Net Sales	$1,192	$1,092	9.2%
Operating Income	211	199	6.0%
Operating Margin	17.7%	18.2%

Gross Bookings	$1,106	$1,256	-11.9%

Net Sales. The increase in sales in the first quarter of 2008 of $100 million was primarily due to volume growth of $45 million on two joint battlefield sensor programs, $25 million on a U.S. Navy combat systems program, and $20 million on several Missile Defense Agency programs.

Operating Income and Margin. The increase in operating income of $12 million in the first quarter of 2008 was primarily due to increased volume and improved program performance on several domestic programs and $9 million in increased sales of licensed software, partially offset by favorable profit adjustments recorded on certain programs in the first quarter of 2007. The decline in operating margin was primarily due to the profit adjustments in the first quarter of 2007 discussed above.

Backlog and Bookings. Backlog was $9,306 million at March 30, 2008 which was consistent with backlog of $9,296 million at December 31, 2007. Bookings in the first quarter of 2008 were $150 million lower than the first quarter of 2007 primarily due to the Zumwalt Class Destroyer program and the Terminal High Altitude Area Defense (THAAD) radar program awards in the first quarter of 2007, partially offset by the Patriot awards described below. In the first quarter of 2008, IDS booked $331 million for the design, development and support of the Patriot system for international customers, including $246 million for South Korea and $85 million for Taiwan. IDS also booked $133 million to provide engineering services support for a Patriot air and missile defense program for the U.S. Army.

Intelligence and Information Systems

	Three Months Ended
(In millions, except percentages)	March 30, 2008	March 25, 2007	% Change
Net Sales	$692	$588	17.7%
Operating Income	52	55	-5.5%
Operating Margin	7.5%	9.4%

Gross Bookings	$1,019	$535	90.5%

Net Sales. The increase in sales in the first quarter of 2008 of $104 million was primarily due to $56 million of sales on an advanced border control and security program and $22 million on a satellite command and control system program.

Operating Income and Margin. The decrease in operating income of $3 million in the first quarter of 2008 and the related decline in margin was primarily due to certain acquisition costs and other investments in cyber operations and information security capabilities, partially offset by higher volume.

Backlog and Bookings. Backlog was $5,831 million at March 30, 2008 compared to $5,636 million at December 31, 2007. In the first quarter of 2008, IIS booked $182 million on the U.K. e-Borders contract. IIS also booked $556 million on a number of classified contracts, including $171 million on a major classified program.

Missile Systems

	Three Months Ended
(In millions, except percentages)	March 30, 2008	March 25, 2007	% Change
Net Sales	$1,311	$1,140	15.0%
Operating Income	137	120	14.2%
Operating Margin	10.5%	10.5%

Gross Bookings	$1,635	$1,312	24.6%

Net Sales. The increase in sales in the first quarter of 2008 of $171 million was primarily due to $91 million of higher volume on the Rolling Airframe Missile, Paveway, Tube-launched Optically guided Wire controlled (TOW) missile and Standard Missile programs.

Operating Income and Margin. The increase in operating income of $17 million in the first quarter of 2008 was due to higher volume. Operating margin remained consistent with the first quarter of 2007.

Backlog and Bookings. Backlog was $9,661 million at March 30, 2008 compared to $9,379 million at December 31, 2007. In the first quarter of 2008, MS booked $578 million for Standard Missile-3 (SM-3) for the U.S. Navy and the Missile Defense Agency. MS also booked in the first quarter of 2008, $293 million for the production of Tactical Tomahawk cruise missiles and $127 million for the production of AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy. In addition, MS booked $123 million for the production of TOW missiles for international customers and the U.S. Marine Corps.

Network Centric Systems

	Three Months Ended
(In millions, except percentages)	March 30, 2008	March 25, 2007	% Change
Net Sales	$1,067	$929	14.9%
Operating Income	123	117	5.1%
Operating Margin	11.5%	12.6%

Gross Bookings	$1,592	$964	65.1%

Net Sales. The increase in sales in the first quarter of 2008 of $138 million was primarily due to $87 million of increased volume on certain U.S. Army programs, including an integrated ground combat surveillance program, a weapon locating radar program, a long-range multi-sensor system program and a thermal imaging sensor program.

Operating Income and Margin. The increase in operating income of $6 million in the first quarter of 2008 was primarily due to increased volume on certain U.S. Army programs. The decline in operating margin in the first quarter of 2008 was primarily due to program performance improvements principally on certain U.S. Army programs in the first quarter of 2007.

Backlog and Bookings. Backlog was $5,696 million at March 30, 2008 compared to $5,102 million at December 31, 2007. The $594 million increase in backlog and $628 million increase in bookings in the first quarter of 2008 were primarily due to the U.S. Army awards described below. In the first quarter of 2008, NCS booked $309 million to provide Horizontal Technology Integration (HTI) forward-looking infrared kits and $100 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) for the U.S. Army. NCS also booked $203 million for the production of Improved Target Acquisition Systems (ITAS) for the U.S. Army and the U.S. Marine Corps.

Space and Airborne Systems

	Three Months Ended
(In millions, except percentages)	March 30, 2008	March 25, 2007	% Change
Net Sales	$995	$964	3.2%
Operating Income	121	129	-6.2%
Operating Margin	12.2%	13.4%

Gross Bookings	$735	$477	54.1%

Net Sales. The increase in sales in the first quarter of 2008 of $31 million was primarily due to $71 million of higher volume across seven airborne sensor programs, partially offset by lower volume on a classified program and an international aircraft integration program.

Operating Income and Margin. The decrease in operating income of $8 million in the first quarter of 2008 and the related decline in margin were primarily due to a change in mix in international programs and certain classified programs.

Backlog and Bookings. Backlog was $5,277 million at March 30, 2008 which was consistent with backlog of $5,276 million at December 31, 2007. In the first quarter of 2008, SAS booked $186 million on a number of classified contracts.

Technical Services

	Three Months Ended
(In millions, except percentages)	March 30, 2008	March 25, 2007	% Change
Net Sales	$521	$463	12.5%
Operating Income	35	23	52.2%
Operating Margin	6.7%	5.0%

Gross Bookings	$418	$578	-27.7%

Net Sales. The increase in sales in the first quarter of 2008 of $58 million was primarily due to $24 million of increased volume on training programs and $16 million of increased volume on certain integrated support programs.

Operating Income and Margin. The increase in operating income of $12 million in the first quarter of 2008 and the related improvement in margin was primarily due to profit adjustments recorded in the first quarter of 2007 on certain programs.

Backlog and Bookings. Backlog was $1,926 million at March 30, 2008 which was consistent with backlog of $1,925 million at December 31, 2007. In the first quarter of 2008, TS booked $110 million for work on the Warfighter Field Operations Customer Support (FOCUS) contract for the U.S. Army to provide live, virtual and constructive training services.

Discontinued Operations

	Three Months Ended
	Sales		Pretax (Loss) Income		After-tax (Loss) Income
(In millions)	March 30, 2008	March 25, 2007	March 30, 2008	March 25, 2007	March 30, 2008	March 25, 2007
Raytheon Aircraft	$—	$642	$—	$44	$—	$29
Flight Options	—	124	(1)	(11)	(1)	(10)
Other Discontinued Operations	—	—	(2)	4	(1)	3

Total	$—	$766	$(3)	$37	$(2)	$22

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (FO) businesses. We have presented Raytheon Aircraft, FO and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. We retained certain assets and liabilities of these disposed businesses, which resulted in the post-sale residual activity for the periods presented. The residual activity relating to the disposed businesses appears in discontinued operations in the post-sale periods and the prior operating results of these businesses appear in discontinued operations in the pre-sale periods. At March 30, 2008, $69 million was included in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables sold by Raytheon Aircraft and $75 million was included in current liabilities related to certain environmental and product liabilities, aircraft lease obligations and various contract obligations. We also have certain tax obligations relating to these disposed businesses, including tax obligations incurred prior to the sales of these businesses. The income tax-related items are included in our income tax disclosures. The IRS is currently conducting a federal excise tax audit related to the treatment of certain FO customer fees and charges. Although we believe that an unfavorable outcome is not probable, the ultimate resolution of this matter is uncertain and difficult to predict; however, any potential liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we have included in our pension disclosures.

Financial Condition and Liquidity

We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions and research and development; managing our balance sheet, including debt repayments and pension contributions; and returning cash to our shareholders, including dividend payments and stock repurchases, as outlined below. Our need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. We expect that cash and cash equivalents, cash flow from operations and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, investments, debt service and other financing requirements during the next twelve months and for the foreseeable future.

Operating Activities – Net cash provided by operating activities was $57 million in the first quarter of 2008 compared to $416 million of net cash used in operating activities in the first quarter of 2007. Net cash provided by operating activities from continuing operations was $67 million in the first quarter of 2008 compared to $353 million of net cash used in operating activities from continuing operations in the first quarter of 2007. The increase in net cash provided by (used in) operating activities in the first quarter of 2008 was primarily due to lower discretionary pension contributions and higher net cash receipts and disbursements, offset by higher payroll payments due to an extra payroll cycle in the first quarter of 2008. In the first quarter of 2008, we made $7 million of federal and foreign tax payments and $31 million of net state tax payments. Tax payments in the first quarter of 2007, including net state tax payments, were $70 million. Federal and foreign tax payments in 2008 are expected to be approximately $640 million.

We make both discretionary and required contributions to our pension plans. As discretionary contributions are made, we accumulate a funding credit that we can use to offset our future calculated required contributions. The funding credit for our pension plans was $1.8 billion at March 30, 2008 and December 31, 2007. We made an aggregate of approximately $105 million of required contributions to our pension and other postretirement benefit plans in the first quarter of 2008. We did not make any discretionary contributions in the first quarter of 2008 due to the acceleration of a planned first quarter 2008 contribution of $500 million into December 2007. We made approximately $450 million of contributions in the first quarter of 2007, including $400 million of discretionary contributions. We expect to make required contributions to our pension plans of approximately $535 million and approximately $30 million to our other postretirement benefit plans in 2008. We will continue to periodically evaluate whether to make additional discretionary contributions.

Interest payments in the first quarter of 2008 and the first quarter of 2007 were $42 million and $86 million, respectively.

Investing Activities – Net cash used in investing activities in the first quarter of 2008 was $61 million compared to net cash used in investing activities of $81 million in the first quarter of 2007. Expenditures for property, plant and equipment were $43 million in the first quarter of 2008 compared to $38 million in the first quarter of 2007. Capitalized expenditures for internal use software were $17 million in the first quarter of 2008 compared to $15 million in the first quarter of 2007. We expect our expenditures for property, plant and equipment and internal use software expenditures to be approximately $360 million and $90 million, respectively, in 2008, which reflects the anticipated growth of our business and specific investments. In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria and divest of certain non-core businesses and investments and assets when appropriate.

Financing Activities – Net cash used in financing activities was $364 million in the first quarter of 2008 compared to $303 million in the first quarter of 2007. Dividends paid to stockholders were $109 million in the first quarter of 2008 compared to $107 million in the first quarter of 2007. In March 2008, our Board of Directors authorized the increase to our annual dividend payout rate from $1.02 to $1.12 per share. Although we do not have a formal dividend policy, we believe that a reasonable dividend payout ratio based on the current industry environment and market conditions is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). Dividends are subject to quarterly approval by our Board of Directors.

In October 2007, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. In the first quarter of 2008, we repurchased 5.5 million shares of our common stock for $340 million under this program. In the first quarter of 2007, we repurchased 5.1 million shares of our common stock for $275 million under previous stock repurchase programs. As of March 30, 2008, we had $1.4 billion available under our stock repurchase program.

Capital Structure and Resources

Total debt was $2.3 billion at March 30, 2008 and December 31, 2007. Our outstanding debt bears interest at fixed interest rates ranging from 4.9% to 7.2% and matures at various dates through 2028. We have, however, entered into various interest rate swaps that correspond to a portion of our fixed rate debt in order to effectively hedge interest rate risk by converting that portion of our total fixed-rate debt to variable-rate debt based on LIBOR. The notional value of interest rate swaps outstanding was $575 million at March 30, 2008 and December 31, 2007. Total debt as a percentage of total capital was 15.3% at March 30, 2008 and December 31, 2007.

Cash and cash equivalents were $2.3 billion at March 30, 2008 compared to $2.7 billion at December 31, 2007. Our cash is invested directly in commercial paper of financial institutions and corporations with AA-/Aa3 or better long-term and A-1+/P-1 short-term debt ratings, AAA/Aaa U.S. Treasury money market funds and interest bearing accounts.

We have a $2.2 billion bank revolving credit facility under which we can draw down on lines of credit and use the credit facility to support letters of credit and commercial paper that we may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of March 30, 2008 and December 31, 2007, there were no borrowings under the credit facility. We had, however, approximately $45 million and $60 million of outstanding letters of credit at March 30, 2008 and December 31, 2007, respectively, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capital of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during the first quarter of 2008 and 2007 and expect to be in compliance throughout the remainder of 2008.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. In 2005, Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a $150 million committed multicurrency revolving credit facility. There were no borrowings under the credit facility at March 30,

2008 and December 31, 2007. In addition, other uncommitted bank lines totaled approximately $15 million at March 30, 2008 and December 31, 2007. There were no amounts outstanding under these lines of credit at March 30, 2008 and December 31, 2007. Compensating balance arrangements are not material.

Our credit ratings consisted of the following:

	March 30, 2008			Dec. 31, 2007
	Fitch	Moody’s	Standard & Poor’s	Fitch	Moody’s	Standard & Poor’s

Short-term debt	F2	P-2	A-2	F2	P-2	A-2
Long-term senior debt	BBB+	Baa1	BBB+	BBB+	Baa1	BBB+

The remaining capacity on our shelf registrations with the SEC was $3.3 billion at March 30, 2008 and December 31, 2007. In June 2006, we used approximately $450 million under the shelf registration filed in April 2002 to register the common stock underlying the warrants issued as part of the settlement of our securities class action lawsuit. In May 2006, we filed a $2.0 billion shelf registration with the SEC for the issuance of debt securities, common or preferred stock and warrants to purchase the aforementioned securities.

Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs expected to be incurred is $151 million. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $106 million before U.S. government recovery and had this amount accrued at March 30, 2008. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we have recorded $67 million at March 30, 2008 for the estimated future recovery of these costs from the U.S. government, which is included in contracts in process. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; therefore, no provision has been made in the condensed consolidated financial statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $307 million, $979 million and $113 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at March 30, 2008, respectively, and $261 million, $910 million and $104 million were outstanding at December 31, 2007, respectively. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there are no stated values also remain outstanding.

Included in guarantees and letters of credit described above were $84 million and $195 million at March 30, 2008, respectively, and $39 million and $193 million at December 31, 2007, respectively, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in connection with obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation for us. We had accrued an estimated liability of $4 million and $3 million related to these guarantees and letters of credit at March 30, 2008 and December 31, 2007, respectively.

Also included in guarantees and letters of credit described above were $86 million and $7 million at March 30, 2008, respectively, and $85 million and $21 million at December 31, 2007, respectively, related to discontinued operations.

Our residual commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold aircraft to thinly capitalized companies whose financial condition could be significantly affected by sustained higher fuel costs, industry consolidation and declining commercial aviation market conditions. At March 30, 2008 and December 31, 2007, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $230 million relating to 147 aircraft and approximately $250 million relating to 156 aircraft, respectively. The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, we evaluate many factors including current market conditions, future market conditions, the age and condition of the aircraft, and availability levels for the aircraft in the market. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets, consistent with our historical experience and strategy to dispose of these residual assets. If we were to dispose of these assets in an other than orderly disposition or sell the business in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian government were current at March 30, 2008.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by us. We do not expect these audits and investigations to have a material adverse effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

In addition, various claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While the ultimate liability or potential range of loss, if any, from these proceedings is presently indeterminable, any additional liability is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have a material impact on our financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value to be recognized in earnings until settled. SFAS No. 141(R) also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 141(R) to determine the potential impact, if any, that the adoption will have on our financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified within equity in the consolidated statements of financial position, but separately from the parent’s equity. SFAS No. 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 160 to determine the impact that its adoption will have on our financial position, results of operations and liquidity, if any.

In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP FAS 157-2), Effective Date of FASB Statement No. 157, which allows for the deferral of the adoption date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 10, Fair Value Measurements, of this Form 10-Q, for our disclosures pursuant to the effective portion of SFAS No. 157. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates. We enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our fixed-rate long-term financing arrangements. We also enter into foreign currency forward contracts with commercial banks to fix the dollar value of commitments and payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments we use for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability or transaction for which a firm commitment is in place.

The following tables provide information as of March 30, 2008 and December 31, 2007 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of March 30, 2008

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long—Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate Debt	—	—	—	$453	$333	$1,503	$2,289	$2,482
Average Interest Rate	—	—	—	4.85%	5.50%	6.50%	6.03%

As of December 31, 2007

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long—Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed Rate Debt	—	—	—	$453	$333	$1,503	$2,289	$2,446
Average Interest Rate	—	—	—	4.85%	5.50%	6.50%	6.03%

As of March 30, 2008

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed to Variable	—	—	—	$250	—	$325	$575	$30
Average Pay Rate	—	—	—	2.93%	—	3.36%	3.18%
Average Receive Rate	—	—	—	4.09%	—	4.80%	4.49%

As of December 31, 2007

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed to Variable	—	—	—	$250	—	$325	$575	$10
Average Pay Rate	—	—	—	4.05%	—	4.22%	4.14%
Average Receive Rate	—	—	—	4.09%	—	4.80%	4.49%

We also held foreign currency contracts which consisted of the following major currencies at March 30, 2008 and December 31, 2007:

	March 30, 2008		Dec. 31, 2007
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$231	$352	$278	$400
Canadian Dollars	272	58	240	61
European Euros	69	2	104	7
Australian Dollars	47	6	34	6
All other	166	32	122	4

Total	$785	$450	$778	$478

Unrealized gains of $33 million pretax, $21 million after-tax, were included in non-current assets and unrealized losses of $18 million pretax, $12 million after-tax, were included in current liabilities at March 30, 2008. The offset to these gains and losses is included in other comprehensive income, net of tax. Gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign exchange rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of March 30, 2008.

Conclusion of Evaluation

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 30, 2008 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are primarily engaged in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S.

government investigate whether our operations are being conducted in accordance with these requirements. U.S. government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. Government contractors are also subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by us.

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. All appropriate costs expected to be incurred in connection therewith have been accrued. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, any additional liability is not expected to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations is contained in “Environmental Regulation” within Item 1, Item 1A. “Risk Factors,” “Commitments and Contingencies” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), and “Note 9: Commitments and Contingencies” within this Form 10-Q.

Various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our 2007 Form 10-K. There have been no material changes from the factors disclosed in our 2007 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
January (January 1 – January 27, 2008)	3,326,156	$61.25	3,321,300	$1.6 billion
February (January 28 – February 24, 2008)	2,153,368	$63.39	2,151,700	$1.4 billion
March (February 25 – March 30, 2008)	171,924	$65.90	—	$1.4 billion

Total	5,651,448	$62.20	5,473,000

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the first quarter of 2008 includes: (i) the surrender by employees of 169,305 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees and the issuance of our common stock relating to the settlement of the 2005-2007 LTPP awards, and (ii) the surrender by employees of 9,143 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options.
(2)	On October 24, 2007, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 6.	EXHIBITS

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

April 24, 2008