Form 10-Q
period 2008-06-29
RAYTHEON CO/
filed 2008-07-24
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of July 18, 2008 was 416,902,000

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	(Unaudited) June 29, 2008	Dec. 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$2,554	$2,655
Accounts receivable, net	113	126
Contracts in process	4,366	3,821
Inventories	379	386
Deferred taxes	440	432
Prepaid expenses and other current assets	129	196
Total current assets	7,981	7,616
Property, plant and equipment, net of accumulated depreciation of $3,514 and $3,420 at June 29, 2008 and December 31, 2007, respectively	2,021	2,058
Prepaid retiree benefits	645	617
Goodwill	11,657	11,627
Other assets, net	1,293	1,363
Total assets	$23,597	$23,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$1,933	$1,845
Accounts payable	1,128	1,141
Accrued employee compensation	846	902
Other accrued expenses	903	900
Total current liabilities	4,810	4,788
Accrued retiree benefits and other long-term liabilities	3,006	3,016
Deferred taxes	543	451
Long-term debt	2,269	2,268

Commitments and contingencies (Note 9)

Minority interest	233	216

Stockholders’ equity
Common stock, par value $0.01 per share, 1,450,000,000 shares authorized, 419,856,000 and 426,196,000 shares outstanding at June 29, 2008 and December 31, 2007, respectively, after deducting 60,705,000 and 49,359,000 treasury shares at June 29, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	10,788	10,544
Accumulated other comprehensive loss	(1,856)	(1,956)
Treasury stock, at cost	(3,225)	(2,502)
Retained earnings	7,025	6,452
Total stockholders’ equity	12,736	12,542
Total liabilities and stockholders’ equity	$23,597	$23,281

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Net sales	$5,870	$5,278	$11,224	$10,082
Operating expenses
Cost of sales	4,670	4,194	8,929	8,050
Administrative and selling expenses	396	357	776	687
Research and development expenses	142	138	249	235
Total operating expenses	5,208	4,689	9,954	8,972
Operating income	662	589	1,270	1,110
Interest expense	34	54	68	114
Interest income	(17)	(57)	(40)	(85)
Other (income) expense, net	(2)	56	3	59
Non-operating expense, net	15	53	31	88
Income from continuing operations before taxes	647	536	1,239	1,022
Federal and foreign income taxes	221	181	413	343
Income from continuing operations	426	355	826	679
Income (loss) from discontinued operations, net of tax	—	(6)	(2)	16
Gain on sale of discontinued operation, net of tax	—	986	—	986
Income (loss) from discontinued operations, net of tax	—	980	(2)	1,002
Net income	$426	$1,335	$824	$1,681
Earnings per share from continuing operations
Basic	$1.03	$0.81	$1.99	$1.55
Diluted	$1.00	$0.79	$1.92	$1.51
Earnings per share from discontinued operations
Basic	$—	$2.24	$—	$2.28
Diluted	$—	$2.18	$—	$2.22
Earnings per share
Basic	$1.03	$3.06	$1.98	$3.83
Diluted	$1.00	$2.97	$1.92	$3.73

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	June 29, 2008	June 24, 2007
Cash flows from operating activities
Net income	$824	$1,681
Loss (income) from discontinued operations, net of tax	2	(1,002)
Income from continuing operations	826	679
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	189	180
Deferred income taxes	69	125
Collection of financing receivables not sold	20	56
Sale of financing receivables	5	—
Tax benefit from stock-based awards	(46)	(33)
Changes in assets and liabilities
Accounts receivable, net	4	28
Contracts in process and advance payments and billings in excess of costs incurred	(388)	(402)
Inventories	7	(36)
Prepaid expenses and other current assets	60	(16)
Accounts payable	(11)	(32)
Income taxes payable	48	(595)
Accrued employee compensation	(55)	(190)
Other accrued expenses	(2)	(44)
Pension and other, net	108	(103)
Net cash provided by (used in) operating activities from continuing operations	834	(383)
Net cash used in operating activities from discontinued operations	(16)	(83)
Net cash provided by (used in) operating activities	818	(466)
Cash flows from investing activities
Expenditures for property, plant and equipment	(99)	(95)
Capitalized expenditures for internal use software	(30)	(34)
Payment for purchases of acquired companies, net of cash received	(34)	—
Proceeds from sales of discontinued operations	9	3,117
Net cash (used in) provided by investing activities from continuing operations	(154)	2,988
Net cash provided by (used in) investing activities from discontinued operations	—	(28)
Net cash (used in) provided by investing activities	(154)	2,960
Cash flows from financing activities
Dividends paid	(227)	(220)
Increase in short-term debt and other notes	—	1
Repayments of long-term debt	—	(1,039)
Repurchases of common stock	(680)	(801)
Proceeds under common stock plans	96	117
Tax benefit from stock-based awards	46	33
Net cash used in financing activities	(765)	(1,909)
Net (decrease) increase in cash and cash equivalents	(101)	585
Cash and cash equivalents at beginning of year	2,655	2,460
Cash and cash equivalents at end of period	$2,554	$3,045

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements (Financial Statements) of Raytheon Company on the same basis as our annual consolidated financial statements, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 157 as discussed in Note 10, Fair Value Measurements, and Emerging Issues Task Force (EITF) Nos. 06-4 and 06-10 as discussed in Note 4, Stockholders’ Equity. We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements, which we prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). Our Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for the interim periods in accordance with GAAP and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our Financial Statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, we reclassified certain prior year amounts to conform with our current year presentation. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates otherwise.

2. Inventories

Inventories consisted of the following at:

(In millions)	June 29, 2008	Dec. 31, 2007
Materials and purchased parts	$58	$63
Work in process	265	276
Finished goods	56	47
Total	$379	$386

We capitalize costs incurred in advance of contract award or funding in inventory if we determine the contract award or funding is probable. These precontract costs exclude any start-up costs. We included capitalized precontract and other deferred costs of $92 million and $95 million in inventory as work in process at June 29, 2008 and December 31, 2007, respectively.

3. Product Warranty

We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to warranty accruals was as follows:

	Three Months Ended		Six Months Ended

(In millions)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Balance at beginning of period	$46	$39	$47	$36
Provisions for warranties	2	8	4	13
Warranty services provided	(4)	(2)	(7)	(4)
Balance at end of period	$44	$45	$44	$45

We account for costs incurred under warranty provisions performed under long-term contracts as contract costs using the cost-to-cost measure of progress and exclude these costs from the table above, as the estimation of these costs is an integral part of the determination of the pricing of these long-term contracts.

4. Stockholders’ Equity

On January 1, 2008, we adopted EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF Nos. 06-4 and 06-10 require us to recognize liabilities for the existing postretirement benefit aspects of our current split-dollar life insurance arrangements. The cumulative effect of adopting EITF Nos. 06-4 and 06-10 resulted in a $16 million charge to retained earnings as of January 1, 2008. We did not grant any new or expanded benefits as a result of this change.

In the six months ended June 29, 2008, we repurchased 10.7 million shares of our common stock for $680 million compared to 14.7 million shares for $801 million in the six months ended June 24, 2007. As of June 29, 2008, we had $1.1 billion available under our stock repurchase program.

In March 2008, our Board of Directors authorized an increase to our annual dividend payout rate from $1.02 to $1.12 per share. We declared two dividends totaling $0.56 per share during the six months ended June 29, 2008 compared to two dividends totaling $0.51 per share for the six months ended June 24, 2007. Dividends are subject to quarterly approval by our Board of Directors.

The changes in shares of common stock outstanding for the six months ended June 29, 2008 were as follows:

(In millions)	Shares
Balance at December 31, 2007	426.2
Stock plan activity	5.0
Treasury stock activity	(11.3)
Balance at June 29, 2008	419.9

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

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended

(In millions)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Shares for basic EPS	414.0	436.7	416.1	438.9
Dilutive effect of stock options, restricted stock and LTPP	8.8	8.3	9.0	8.5
Dilutive effect of warrants	4.9	3.8	4.9	3.6
Shares for diluted EPS	427.7	448.8	430.0	451.0

Stock options to purchase 10.8 million and 15.3 million shares of common stock outstanding in the three and six months ended June 29, 2008 and June 24, 2007, respectively, had exercise prices that were less than the average market price of our common stock during the respective periods. We include these options in our calculation of diluted EPS.

We did not include stock options to purchase 2.6 million and 5.5 million shares of common stock outstanding in our computation of diluted EPS in the three and six months ended June 29, 2008 and June 24, 2007, respectively, as the effect of such options would be anti-dilutive.

At June 29, 2008 and June 24, 2007, there were 12.0 million warrants outstanding to purchase our common stock with an exercise price of $37.50 per share, and we have included them in our calculation of diluted EPS.

Restricted stock activity for the six months ended June 29, 2008 was as follows:

(In thousands)	Shares
Outstanding at December 31, 2007	5,251
Granted	1,662
Vested	(1,629)
Forfeited	(106)
Outstanding at June 29, 2008	5,178

During the three months ended March 30, 2008 and March 25, 2007, we issued 380,953 shares and 943,349 shares of common stock in connection with the vesting of our 2005-2007 and 2004-2006 Long-Term Performance Plan (LTPP) awards, respectively. During the same periods, we also granted our 2008-2010 and 2007-2009 LTPP awards with an aggregate target award of 353,190 and 435,800 units, respectively.

The performance goals for the 2008-2010 performance cycle, which are independent of each other, are based on the following weighted metrics:

Performance Cycle	ROIC(1)	FCF(2)	TSR(3)	Total
2008 – 2010	50%	25%	25%	100%

(1)	Return on Invested Capital, as defined by us
(2)	Free Cash Flow, as defined by us
(3)	Total Shareholder Return, as defined by us

The ultimate award, which we determine at the end of the three-year cycle, can range from zero to 200% of the target award and also includes dividend equivalents, which are not in the aggregate target award numbers above.

The components of other comprehensive income (loss) generally include amortization of unfunded projected benefit obligation, foreign exchange translation and unrealized gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended		Six Months Ended

(In millions)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Net income	$426	$1,335	$824	$1,681
Other comprehensive income (loss), net of tax:
Amortization of unfunded projected benefit obligation	44	60	91	123
Elimination of Raytheon Aircraft unfunded benefit obligations in connection with sale	—	95	—	95
Elimination of Raytheon Aircraft cash flow hedges in connection with sale	—	(18)	—	(18)
Foreign exchange translation	7	23	20	26
Cash flow hedges	(2)	12	(11)	10
Other, net	(2)	1	—	1
Total other comprehensive income, net of tax	47	173	100	237
Comprehensive income	$473	$1,508	$924	$1,918

5. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. IRS examinations of our tax returns are complete through 2002. We protested to the IRS Appeals Division certain proposed adjustments primarily involving benefits under the Foreign Sales Corporation and Extraterritorial Income (ETI) exclusion regimes for 1998-2002. IRS examinations of our tax returns for 2003-2005 began in March 2007. Additionally, we are under audit by a number of state tax authorities.

We believe we adequately provide for all tax positions, however, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, we could record additional provisions on federal, foreign and state tax-related matters in the future as we revise estimates or we settle or otherwise resolve the underlying matters.

In the three months ended March 25, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), and recognized a $13 million increase in our liability for unrecognized tax benefits, which we accounted for as a reduction to retained earnings. The balance of unrecognized tax benefits at June 29, 2008, exclusive of interest, was $343 million, of which $251 million would affect our earnings if recognized. We recognize accrued interest and penalties related to unrecognized tax benefits in tax expense. As a result, in the six months ended June 29, 2008, we recorded

$6 million of gross interest and penalties, $4 million net of the federal tax benefit, in tax expense. At June 29, 2008, we had approximately $83 million of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $54 million. The net increase in the liability for unrecognized tax benefits during the six months ended June 29, 2008 was as follows:

(In millions)
Balance at December 31, 2007	$342
Addition based on prior year tax position	1
Balance at June 29, 2008	$343

We generally account for our state income tax expense as a deferred contract cost, as we can generally recover these costs through the pricing of our products and services to the U.S. Government. We included this deferred contract cost in contracts in process until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. State income taxes allocated to our contracts were $62 million and $40 million in the six months ended June 29, 2008 and June 24, 2007, respectively, and we include these amounts in administrative and selling expenses.

6. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). In addition to providing Pension Benefits, we provide certain healthcare and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits).

The components of net periodic pension expense were as follows:

	Three Months Ended		Six Months Ended

(In millions)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Service cost	$102	$109	$204	$219
Interest cost	254	234	508	468
Expected return on plan assets	(305)	(275)	(610)	(550)
Amortization of prior service cost	4	3	7	6
Recognized net actuarial loss	76	98	153	196
Net periodic pension expense	$131	$169	$262	$339

Our net periodic pension expense includes expense from foreign benefit plans of $6 million in the three months ended June 29, 2008 and June 24, 2007, and $11 million and $13 million in the six months ended June 29, 2008 and June 24, 2007, respectively.

The components of net periodic income related to our Other Benefits were as follows:

	Three Months Ended		Six Months Ended

(In millions)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Service cost	$2	$3	$5	$6
Interest cost	14	14	28	28
Expected return on plan assets	(11)	(11)	(22)	(22)
Amortization of transition asset	1	2	2	4
Amortization of prior service cost	(13)	(13)	(26)	(26)
Recognized net actuarial loss	—	2	—	4
Net periodic income	$(7)	$(3)	$(13)	$(6)

We make both discretionary and required contributions to our pension plans. As we make discretionary contributions, we accumulate a funding credit that we can use to offset our future calculated required contributions. The funding credit for our pension plans was $1.8 billion at June 29, 2008 and December 31, 2007. We did not make any discretionary contributions in the six months ended June 29, 2008 due to the acceleration of a planned first quarter 2008 contribution of $500 million into December 2007. We made an aggregate of approximately $255 million of required contributions to our pension and other postretirement benefit plans in the six months ended June 29, 2008. We made approximately $640 million of contributions to these plans in the six months ended June 24, 2007, including $400 million of discretionary contributions to our pension plans. We expect to make required contributions to our pension plans of approximately $550 million and approximately $30 million to our other postretirement benefit plans in 2008. We will continue to periodically evaluate whether to make additional discretionary contributions.

7. Business Segment Reporting

Our reportable segments, organized based on capabilities and technologies, include: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Corporate and Eliminations includes Corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio.

Segment financial results were as follows:

(In millions)	Three Months Ended		Six Months Ended
Net Sales	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Integrated Defense Systems	$1,257	$1,166	$2,449	$2,258
Intelligence and Information Systems	829	666	1,521	1,254
Missile Systems	1,355	1,244	2,666	2,384
Network Centric Systems	1,173	1,052	2,240	1,981
Space and Airborne Systems	1,096	1,065	2,091	2,029
Technical Services	647	514	1,168	977
Corporate and Eliminations	(487)	(429)	(911)	(801)
Total	$5,870	$5,278	$11,224	$10,082

(In millions)	Three Months Ended		Six Months Ended
Intersegment Sales	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Integrated Defense Systems	$43	$24	$74	$47
Intelligence and Information Systems	5	8	11	14
Missile Systems	7	12	15	20
Network Centric Systems	102	110	196	202
Space and Airborne Systems	162	154	304	285
Technical Services	175	147	329	277
Total	$494	$455	$929	$845

(In millions)	Three Months Ended		Six Months Ended
Operating Income	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Integrated Defense Systems	$209	$212	$420	$411
Intelligence and Information Systems	67	63	119	118
Missile Systems	156	134	293	254
Network Centric Systems	145	139	268	256
Space and Airborne Systems	144	133	265	262
Technical Services	45	32	80	55
FAS/CAS Pension Adjustment	(34)	(63)	(67)	(125)
Corporate and Eliminations	(70)	(61)	(108)	(121)
Total	$662	$589	$1,270	$1,110

The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results, represents the difference between our pension expense or income under SFAS No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense under Cost Accounting Standards (CAS). SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements for pension plans that we determine by other factors. CAS prescribe the allocation to and recovery of pension costs on U.S. Government contracts and are a major factor in determining our pension funding requirements. Our segment results only include pension expense as determined under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

(In millions)	Three Months Ended		Six Months Ended
Intersegment Operating Income	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Integrated Defense Systems	$3	$2	$5	$4
Intelligence and Information Systems	1	—	1	1
Missile Systems	—	1	1	1
Network Centric Systems	8	12	16	19
Space and Airborne Systems	15	14	28	26
Technical Services	17	13	30	24
Total	$44	$42	$81	$75

Identifiable Assets (In millions)	June 29, 2008	Dec. 31, 2007
Integrated Defense Systems	$1,843	$1,824
Intelligence and Information Systems	2,301	2,203
Missile Systems	5,064	4,824
Network Centric Systems	3,958	3,841
Space and Airborne Systems	4,430	4,351
Technical Services	1,408	1,351
Corporate	4,593	4,887
Total	$23,597	$23,281

8. Discontinued Operations

Results from discontinued operations were as follows:

	Three Months Ended
	Sales		Pretax Income (Loss)		After-tax Income (Loss)
(In millions)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Gain on sale of Raytheon Aircraft	$—	$—	$—	$1,598	$—	$986
Raytheon Aircraft	—	—	—	(7)	—	(5)
Flight Options	—	141	1	(1)	1	1
Other Discontinued Operations	—	—	(1)	(1)	(1)	(2)
Total	$—	$141	$—	$1,589	$—	$980

	Six Months Ended
	Sales		Pretax (Loss) Income		After-tax (Loss) Income
(In millions)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Gain on sale of Raytheon Aircraft	$—	$—	$—	$1,598	$—	$986
Raytheon Aircraft	—	642	—	37	—	24
Flight Options	—	265	—	(12)	—	(9)
Other Discontinued Operations	—	—	(3)	3	(2)	1
Total	$—	$907	$(3)	$1,626	$(2)	$1,002

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (FO) businesses. We present Raytheon Aircraft, FO and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. We retained certain assets and liabilities of these disposed businesses. All residual activity relating to our disposed businesses appears in discontinued operations. In the three months ended June 29, 2008, we collected the $9 million note receivable recorded in connection with the sale of FO. In the three months ended June 24, 2007, we completed the sale of Raytheon Aircraft for $3,318 million in gross proceeds, which resulted in net proceeds of $3,117 million. We recorded a gain on sale of $986 million, net of $612 million of federal, foreign and state taxes in the three and six months ended June 24, 2007. At June 29, 2008, we had $68 million in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft and $72 million in current liabilities related to certain environmental and product liabilities, aircraft lease obligations and various contract obligations. We also have certain tax obligations relating to these disposed businesses, including tax obligations incurred prior to the sales of these businesses, which we include in our income tax disclosures. The IRS is currently conducting a federal excise tax audit related to the treatment of certain FO customer fees and charges. Although we believe that an unfavorable outcome is not probable and we do not expect any potential liability to have a material adverse effect on our financial position, results of operations or liquidity, the ultimate resolution of this matter is uncertain and difficult to predict. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

9. Commitments and Contingencies

We engage in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs is $153 million at June 29, 2008. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $109 million before U.S. Government recovery and had this amount accrued at June 29, 2008. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, to date, we recorded $72 million at June 29, 2008 for the estimated future recovery of these costs from the U.S. Government in contracts in process. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; therefore, there is generally no provision in our Financial Statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $311 million, $1,010 million and $110 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at June 29, 2008, respectively; and $261 million, $910 million and $104 million were outstanding at December 31, 2007, respectively. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there are no stated values also remain outstanding.

Included in guarantees and letters of credit described above were $88 million and $182 million at June 29, 2008, respectively, and $39 million and $193 million at December 31, 2007, respectively, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in connection with obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation for us. At June 29, 2008 and December 31, 2007, we had an estimated liability of $3 million related to these guarantees and letters of credit. Also included in guarantees and letters of credit described above were $86 million and $6 million at June 29, 2008, respectively, and $85 million and $21 million at December 31, 2007, respectively, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold commuter aircraft globally to thinly capitalized companies whose financial condition could be significantly affected by a number of factors, including rising fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including record fuel prices and tightening credit markets, these companies may increasingly experience difficulties meeting their financial commitments. At June 29, 2008 and December 31, 2007, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $210 million relating to 142 aircraft and approximately $250 million relating to 156 aircraft, respectively. The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, we evaluate many factors including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets, consistent with our historical experience and strategy to dispose of these residual assets. If we were to dispose of these assets in an other than orderly disposition or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to the System for the Vigilance of the Amazon (SIVAM) program performed by Network Centric Systems. Loan repayments by the Brazilian Government were current at June 29, 2008.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, convened grand juries to investigate possible irregularities by us. We do not expect these audits and investigations to have a material adverse effect on our financial position, results of operations or liquidity, either individually or in the aggregate. In 2006, Technical Services recorded a negative profit adjustment related to certain program costs which may be deemed unrecoverable. Although not expected to be material, we may incur additional charges as we continue to assess and engage in discussions regarding this matter.

In May 2006, international arbitration hearings commenced against us as the successor to the Hughes Electronics defense business in connection with certain claims brought in 2004 relating to an alleged 1995 Workshare Agreement. The asserted claims include breach of contract, intellectual property infringement and other related claims. The arbitrator stayed their liability decision on certain of the claims while the parties engage in settlement discussions. The ultimate resolution of this matter, however, remains uncertain and difficult to predict. We believe that we have meritorious defenses to these claims and intend to continue to contest the claims vigorously. An adverse resolution of this matter could have a material effect on our results of operations.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

10. Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), for our financial assets and liabilities. Our adoption of SFAS No. 157 did not impact our financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), we elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 to have a material impact on our financial position, results of operations or liquidity. We did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a recurring basis as of June 29, 2008.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are investments in marketable securities held in Rabbi Trusts which we use to pay benefits under certain of our non-qualified deferred compensation plans. Our Level 1 liabilities include our obligations to pay certain non-qualified deferred compensation plan benefits.
Under these non-qualified deferred compensation plans, participants designate investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts. We include foreign exchange forward contracts that we trade in an active exchange market in our Level 1 assets and liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or we corroborate by observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets are interest rate swaps whose fair value we determine using a pricing model predicated upon observable market inputs.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. Our Level 3 asset relates to our subordinated retained interest in general aviation finance receivables (Subordinated Retained Interest) that we sold in previous years. We estimate the fair value for this asset based on the present value of the future expected cash flows using certain unobservable inputs, including the collection periods for the underlying receivables and a credit adjusted risk-free rate of 5.55% at June 29, 2008 and 7.04% at December 31, 2007. These unobservable inputs reflect our suppositions about the assumptions market participants would use in pricing this asset.

The following table sets forth the financial assets and liabilities as of June 29, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, we classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

(In millions)	Level 1	Level 2	Level 3	Balance as of June 29, 2008
Assets
Marketable securities(1)	$280	$—	$—	$280
Subordinated Retained Interest	—	—	65	65
Interest rate swaps	—	10	—	10
Foreign exchange forward contracts	31	—	—	31
Liabilities
Deferred compensation(2)	178	—	—	178
Foreign exchange forward contracts	17	—	—	17

(1)	Investments in marketable securities held in Rabbi Trusts associated with certain of our non-qualified deferred compensation plans, which we include in Other assets, net.
(2)	Obligations to pay benefits under certain of our non-qualified deferred compensation plans, which we include in Accrued retiree benefits and other long-term liabilities.

The table below presents a rollforward of our Subordinated Retained Interest that we reflect in discontinued operations for the six months ended June 29, 2008.

(In millions)
Balance at January 1, 2008	$63
Total gains (realized/unrealized)
Included in Income (loss) from discontinued operations	2
Included in Other comprehensive income (loss)	—
Balance at June 29, 2008	$65

11. Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how to account for derivative instruments and related hedge items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have an impact on our financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value recognized in earnings until settled. SFAS No. 141(R) also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 141(R) to determine the potential impact, if any, that the adoption will have on our financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160). SFAS No. 160 requires that we clearly identify the ownership interests in subsidiaries held by parties other than the parent within equity in the consolidated statements of financial position, but separately from the parent’s equity. SFAS No. 160 also requires clear identification and presentation of the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statements of operations. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 160 to determine the impact that its adoption will have on our financial position, results of operations and liquidity, if any.

12. Acquisitions

In the three months ended June 29, 2008, we acquired SI Government Solutions, which will be part of Intelligence and Information Systems, for $32 million in cash. We recorded $6 million in intangible assets, primarily related to intellectual property, and $25 million of goodwill in connection with the acquisition.

With respect to the unaudited consolidated financial information of Raytheon Company for the three and six months ended June 29, 2008 and June 24, 2007, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 24, 2008, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries (the Company) as of June 29, 2008, and the related consolidated statements of operations for each of the three and six month periods ended June 29, 2008 and June 24, 2007, and the consolidated statements of cash flows for the six month periods ended June 29, 2008 and June 24, 2007. This interim financial information is the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, in the three month period ended March 30, 2008, the Company changed the manner in which it accounts for, and discloses, the fair value of certain assets and liabilities. Also as discussed in Note 4, in the three month period ended March 30, 2008, the Company changed the manner in which it accounts for obligations associated with certain life insurance arrangements. As discussed in Note 5, in the three month period ended March 25, 2007, the Company changed the manner in which it accounts for, and discloses, uncertain tax positions.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, MA

July 24, 2008

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

The following discussion should be read along with our 2007 Annual Report on Form 10-K and our Financial Statements included in this Form 10-Q.

Consolidated Results of Operations

As described in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may cause the number of workdays in the current and comparable prior interim period to differ and could affect period-to-period comparisons. There were 64 workdays in the second quarters of 2008 and 2007 and 127 workdays in the first six months of 2008 compared to 123 workdays in the first six months of 2007. The following discussions of comparative results among periods should be viewed in this context. We also generally express changes in sales in terms of volume in our discussions of comparative period results. Volume generally refers to increases or decreases in revenues related to varying production activity levels or service levels on individual contracts. Volume changes will typically drive a corresponding margin change based on the profit rate for a particular contract. We generally express changes in segment operating income in terms of volume or changes in program performance. Segment operating margin reflects the performance on programs and changes in contract mix. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. We record changes in estimates of contract sales, costs and profits using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes in estimates on current and prior periods.

	Three Months Ended		% of Net Sales
(In millions, except percentages)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Net sales	$5,870	$5,278
Gross margin	1,200	1,084	20.4%	20.5%
Administrative and selling expenses	396	357	6.7	6.8
Research and development expenses	142	138	2.4	2.6
Operating income	662	589	11.3	11.2
Interest expense (income), net	17	(3)	0.3	(0.1)
Income from continuing operations	426	355	7.3	6.7
Income from discontinued operations, net of tax	—	980	—	18.6
Net income	426	1,335	7.3	25.3

	Six Months Ended		% of Net Sales
(In millions, except percentages)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Net sales	$11,224	$10,082
Gross margin	2,295	2,032	20.4%	20.2%
Administrative and selling expenses	776	687	6.9	6.8
Research and development expenses	249	235	2.2	2.3
Operating income	1,270	1,110	11.3	11.0
Interest expense, net	28	29	0.2	0.3
Income from continuing operations	826	679	7.4	6.7
(Loss) income from discontinued operations, net of tax	(2)	1,002	0.0	9.9
Net income	824	1,681	7.3	16.7

The overall increase in sales in the second quarter of 2008 was spread across all segments as discussed below in Segment Results. Sales to the U.S. Department of Defense (DoD) were 84.5% of sales compared to 78.8% of sales in the second quarter of 2008 and 2007, respectively and total sales to the U.S. Government were 88.1% of sales compared to 85.6% of sales in the second quarter of 2008 and 2007, respectively. Included in U.S. Government sales were foreign military sales of $449 million and $362 million in the second quarter of 2008 and 2007, respectively. Total international sales, including foreign military sales, were $1,122 million or 19.1% of sales in the second quarter of 2008 compared to $1,082 million or 20.5% of sales in the second quarter of 2007.

The overall increase in sales in the first six months of 2008 was spread across all segments as discussed below in Segment Results. Sales to the U.S. DoD were 83.3% of sales compared to 80.8% of sales in the first six months of 2008 and 2007, respectively and total sales to the U.S. Government were 87.4% of sales compared to 86.3% of sales in the first six months of 2008 and 2007, respectively. Included in U.S. Government sales were foreign military sales of $847 million and $702 million in the first six months of 2008 and 2007, respectively. Total international sales, including foreign military sales, were $2,166 million or 19.3% of sales in the first six months of 2008 compared to $2,001 million or 19.8% of sales in the first six months of 2007.

Gross margin reflects a FAS/CAS Pension Adjustment of $34 million and $63 million of expense in the second quarter of 2008 and 2007, respectively, and $67 million and $125 million of expense in the first six months of 2008 and 2007, respectively. The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results, represents the difference between our pension expense or income under Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense under Cost Accounting Standards (CAS). SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements for pension plans that we determine by other factors. CAS prescribe the allocation to and recovery of pension costs on U.S. Government contracts and are a major factor in determining our pension funding requirements. Our segment results only include pension expense as determined under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

In accordance with the requirements of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 87, pension and other postretirement benefit assets and liabilities are valued annually at the end of the year for purposes of determining funded status and future year pension expense. Our long-term return on assets and discount rate assumptions are key variables in making such determinations. Refer to “Critical Accounting Estimates” within Item 7 of our 2007 Form 10-K for more information regarding our long-term return on assets and discount rate assumptions. There has been a negative return on pension assets through June 29, 2008 compared to our assumption of a positive annual return of 8.75% at December 31, 2007. If the actual rate of return on our plan assets continues to be below our assumed 8.75% rate of return through December 31, 2008, it would negatively impact our funded status at year end and increase pension expense in future years. In addition, if the current corporate bond yield environment as of June 29, 2008 continues through December 31, 2008, it may result in a higher discount rate than our discount rate assumption of 6.5% at December 31, 2007 and positively impact our funded status at year end. The ultimate impact on our future pension expense and funded status will be determined based upon market conditions in effect when we perform our annual valuation for the December 31, 2008 financial statements.

Administrative and selling expenses and research and development expenses increased in the second quarter of 2008 and the first six months of 2008 primarily due to higher volume and remained consistent as a percent of sales.

Included in operating income is Corporate and Eliminations. Corporate and Eliminations includes Corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio. We describe below the changes in operating income by segment and from Corporate and Eliminations.

The decrease in interest expense in the second quarter of 2008 and the first six months of 2008 compared to the second quarter of 2007 and the first six months of 2007 was primarily due to lower average outstanding debt.

The decrease in interest income in the second quarter of 2008 compared to the second quarter of 2007 was primarily due to a lower average cash balance and a decrease in interest rates. The decrease in interest income in the first six months of 2008 compared to the first six months of 2007 was primarily due to a decrease in interest rates and a lower average cash balance.

Other (income) expense, net in the second quarter of 2007 and the first six months of 2007 included a $59 million loss on the repurchases of long-term debt.

The effective tax rate from continuing operations was 34.2% and 33.8% in the second quarter of 2008 and 2007, respectively, and 33.3% and 33.6% in the first six months of 2008 and 2007, respectively, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. The effective tax rate in the second quarter of 2008 was lower than the statutory rate due to manufacturing tax benefits and certain dividend deductions, and was partially offset by various non-deductible expenses. The effective tax rate in the first six months of 2008 was lower than the statutory rate due to manufacturing tax benefits, certain dividend deductions and tax benefits related to certain refund claims, and was partially offset by various non-deductible expenses. The effective tax rate in the second quarter of 2007 and the first six months of 2007 was lower than the statutory rate due to manufacturing tax benefits, certain dividend deductions and the research and development tax credit, and was partially offset by various non-deductible expenses. The effective rate in the second quarter of 2008 was 0.4% higher than the second quarter of 2007 primarily due to the expiration of the research and development tax credit in 2007. The effective tax rate in the first six months of 2008 was 0.3% lower than the first six months of 2007 primarily due to the tax benefits related to certain refund claims in the first quarter of 2008, partially offset by the effect of the research and development tax credit expiration in 2007.

Income from continuing operations was $426 million or $1.00 per diluted share on 427.7 million average shares outstanding in the second quarter of 2008 compared to $355 million or $0.79 per diluted share on 448.8 million average shares outstanding in the second quarter of 2007. The increase in income from continuing operations of $71 million in the second quarter of 2008 compared to the second quarter of 2007 was primarily due to lower other expense, net of $58 million primarily related to the loss on repurchases of debt in the second quarter of 2007 noted above, $44 million of volume, net of program performance, discussed below in Segment Results, and lower FAS/CAS expense of $29 million, offset by higher taxes of $40 million related primarily to our higher income and higher net interest expense of $20 million.

Income from continuing operations was $826 million or $1.92 per diluted share on 430.0 million average shares outstanding in the first six months of 2008 compared to $679 million or $1.51 per diluted share on 451.0 million average shares outstanding in the first six months of 2007. The increase in income from continuing operations of $147 million in the first six months of 2008 compared to the first six months of 2007 was primarily due to $102 million of volume, net of program performance discussed below in Segment Results, lower FAS/CAS expense of $58 million and lower other expense, net of $56 million primarily related to the loss on repurchases of debt noted above, offset by higher taxes of $70 million related primarily to our higher income. Included in the $102 million of volume, partially offset by program performance, in the first six months of 2008 is a $13 million decrease in Corporate and Eliminations compared to the first six months of 2007 driven primarily by a decrease in Corporate expenses in the first quarter of 2008.

Included in income from discontinued operations, net of tax, in the second quarter of 2007 and the first six months of 2007 was $986 million related to the gain on sale of Raytheon Aircraft.

Net income decreased in the second quarter of 2008 and the first six months of 2008 primarily due to the gain on the sale of Raytheon Aircraft noted above partially offset by increased income from continuing operations as noted above.

Segment Results

Segment financial results were as follows:

	Net Sales
	Three Months Ended		Six Months Ended
(In millions)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Integrated Defense Systems	$1,257	$1,166	$2,449	$2,258
Intelligence and Information Systems	829	666	1,521	1,254
Missile Systems	1,355	1,244	2,666	2,384
Network Centric Systems	1,173	1,052	2,240	1,981
Space and Airborne Systems	1,096	1,065	2,091	2,029
Technical Services	647	514	1,168	977
Corporate and Eliminations	(487)	(429)	(911)	(801)
Total	$5,870	$5,278	$11,224	$10,082

	Operating Income
	Three Months Ended		Six Months Ended
(In millions)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Integrated Defense Systems	$209	$212	$420	$411
Intelligence and Information Systems	67	63	119	118
Missile Systems	156	134	293	254
Network Centric Systems	145	139	268	256
Space and Airborne Systems	144	133	265	262
Technical Services	45	32	80	55
FAS/CAS Pension Adjustment	(34)	(63)	(67)	(125)
Corporate and Eliminations	(70)	(61)	(108)	(121)
Total	$662	$589	$1,270	$1,110

	Funded Backlog(1)		Total Backlog
(In millions)	June 29, 2008	Dec. 31, 2007	June 29, 2008	Dec. 31, 2007
Integrated Defense Systems	$5,044	$4,781	$8,882	$9,296
Intelligence and Information Systems	2,554	2,325	5,756	5,636
Missile Systems	5,873	5,218	10,250	9,379
Network Centric Systems	4,244	3,957	5,479	5,102
Space and Airborne Systems	3,301	3,037	5,102	5,276
Technical Services	1,210	1,200	2,058	1,925
Total	$22,226	$20,518	$37,527	$36,614
(1)	Funded backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

	Bookings(1)
	Three Months Ended		Six Months Ended
(In millions)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Integrated Defense Systems	$981	$1,050	$2,087	$2,306
Intelligence and Information Systems	776	564	1,795	1,099
Missile Systems	1,938	1,005	3,573	2,317
Network Centric Systems	895	1,165	2,487	2,129
Space and Airborne Systems	812	790	1,547	1,267
Technical Services	595	218	1,013	796
Corporate	11	40	22	76
Total	$6,008	$4,832	$12,524	$9,990
(1)	Bookings in each year are influenced by timing of awards that may cover multiple fiscal years and exclude contract cancellations and terminations.

Integrated Defense Systems

	Three Months Ended			Six Months Ended

(In millions, except percentages)	June 29, 2008	June 24, 2007	% Change	June 29, 2008	June 24, 2007	% Change
Net Sales	$1,257	$1,166	7.8%	$2,449	$2,258	8.5%
Operating Income	209	212	-1.4%	420	411	2.2%
Operating Margin	16.6%	18.2%		17.1%	18.2%
Gross Bookings	$981	$1,050	-6.6%	$2,087	$2,306	-9.5%

Net Sales. The increase in sales in the second quarter of 2008 of $91 million was primarily due to $93 million of higher volume from two joint battlefield sensor programs, our various Patriot programs and a U.S. Navy combat systems program.

The increase in sales in the first six months of 2008 of $191 million was primarily due to $133 million of higher volume from two joint battlefield sensor programs and a U.S. Navy combat systems program.

Operating Income and Margin. The decrease in operating income of $3 million in the second quarter of 2008 was primarily due to favorable performance adjustments recorded on certain programs in the second quarter of 2007, partially offset by increased volume. The decline in operating margin was primarily due to favorable program performance adjustments in the second quarter of 2007 and the completion of certain contracts.

The increase in operating income of $9 million in the first six months of 2008 was primarily due to increased volume, partially offset by favorable performance adjustments recorded on certain programs in the first six months of 2007. The decline in operating margin was primarily due to favorable program performance adjustments in the first six months of 2007 and the completion of certain contracts.

Backlog and Bookings. Backlog was $8,882 million at June 29, 2008 compared to $9,296 million at December 31, 2007. Bookings in the second quarter of 2008 were $69 million lower than the second quarter of 2007. In the second quarter of 2008, IDS booked $140 million for the upgrade and support of the Patriot system for Kuwait. IDS also booked $143 million for the Rapid Aerostat Initial Deployment (RAID) program for the U.S. Army.

Bookings in the first six months of 2008 were $219 million lower than the first six months of 2007, primarily due to the Terminal High Altitude Area Defense (THAAD) radar program and the Zumwalt Class Destroyer program awards in the first quarter of 2007, partially offset by the Patriot awards described below. In the first six months of 2008, IDS booked $510 million on certain contracts for the design, development and support of the Patriot system for international customers, including $285 million for South Korea, $140 million for Kuwait and $85 million for Taiwan. IDS also booked $133 million to provide engineering services support for a Patriot air and missile defense program and $143 million for the RAID program, both for the U.S. Army.

Intelligence and Information Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 29, 2008	June 24, 2007	% Change	June 29, 2008	June 24, 2007	% Change
Net Sales	$829	$666	24.5%	$1,521	$1,254	21.3%
Operating Income	67	63	6.3%	119	118	0.8%
Operating Margin	8.1%	9.5%		7.8%	9.4%
Gross Bookings	$776	$564	37.6%	$1,795	$1,099	63.3%

Net Sales. The increase in sales in the second quarter of 2008 of $163 million and in the first six months of 2008 of $267 million were primarily due to $105 million and $161 million, respectively, of higher volume from an advanced border control and security program.

Operating Income and Margin. The increase in operating income of $4 million in the second quarter of 2008 and $1 million in the first six months of 2008 were principally due to increased volume, partially offset by certain acquisition costs and other investments in cyber operations and information security capabilities. The decline in operating margin in the second quarter of 2008 and the first six months of 2008 was due primarily to the acquisition costs and investments noted above.

Backlog and Bookings. Backlog was $5,756 million at June 29, 2008 compared to $5,636 million at December 31, 2007. Bookings in the second quarter of 2008 were $212 million higher than the second quarter of 2007, primarily due to various classified bookings. In the second quarter of 2008, IIS booked $497 million on a number of classified contracts, including $379 million on a major classified program.

Bookings in the first six months of 2008 were $696 million higher than the first six months of 2007, primarily due to various classified bookings and $182 million booked on the U.K. e-Borders contract. In the first six months of 2008, IIS booked $1,053 million on a number of classified contracts, including $379 million and $171 million on two major classified programs.

Missile Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 29, 2008	June 24, 2007	% Change	June 29, 2008	June 24, 2007	% Change
Net Sales	$1,355	$1,244	8.9%	$2,666	$2,384	11.8%
Operating Income	156	134	16.4%	293	254	15.4%
Operating Margin	11.5%	10.8%		11.0%	10.7%
Gross Bookings	$1,938	$1,005	92.8%	$3,573	$2,317	54.2%

Net Sales. The increase in sales in the second quarter of 2008 of $111 million was primarily due to $60 million of higher volume from the Phalanx, PavewayTM and Advanced Medium-Range Air-to-Air Missile (AMRAAM) programs.

The increase in sales in the first six months of 2008 of $282 million was primarily due to $151 million of higher volume on the Rolling Airframe Missile, Phalanx, PavewayTM, Tube-launched Optically guided Wire controlled (TOW) and Excalibur programs.

Operating Income and Margin. The increase in operating income of $22 million in the second quarter of 2008 was primarily due to a $21 million increase on our Standard Missile programs, primarily resulting from higher award fees, and increased volume. The increase in operating margin in the second quarter of 2008 was primarily due to the higher award fees noted above.

The increase in operating income of $39 million in the first six months of 2008 was primarily due to increased volume and the higher award fees on our Standard Missile programs noted above.

Backlog and Bookings. Backlog was $10,250 million at June 29, 2008 compared to $9,379 million at December 31, 2007. The increase in backlog was primarily due to higher bookings in the first six months of 2008. Bookings in the second quarter of 2008 were $933 million higher than the second quarter of 2007. In the second quarter of 2008, MS booked $412 million for the production of AMRAAM for international customers and the U.S. Air Force. MS also booked $376 million for the production of Standard Missile-3 (SM-3) for the U.S. Navy and the Missile Defense Agency, bringing year-to-date bookings to $954 million. In addition, MS booked $245 million for the production of Evolved Sea Sparrow Missiles (ESSM) for international customers and the U.S. Navy.

Bookings in the first six months of 2008 were $1,256 million higher than the first six months of 2007. In addition to the bookings noted above, in the first six months of 2008, MS booked $293 million for the production of Tactical Tomahawk cruise missiles and $127 million for the production of AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy. MS also booked $123 million for the production of TOW missiles for international customers and the U.S. Marine Corps.

Network Centric Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 29, 2008	June 24, 2007	% Change	June 29, 2008	June 24, 2007	% Change
Net Sales	$1,173	$1,052	11.5%	$2,240	$1,981	13.1%
Operating Income	145	139	4.3%	268	256	4.7%
Operating Margin	12.4%	13.2%		12.0%	12.9%
Gross Bookings	$895	$1,165	-23.2%	$2,487	$2,129	16.8%

Net Sales. The increase in sales in the second quarter of 2008 of $121 million and in the first six months of 2008 of $259 million were primarily due to $118 million and $213 million, respectively, of higher volume from certain U.S. Army programs including a communications program and a long-range multi-sensor system program.

Operating Income and Margin. The increase in operating income of $6 million in the second quarter of 2008 and $12 million in the first six months of 2008 were primarily due to increased volume on certain U.S. Army programs. The decline in operating margin in the second quarter of 2008 and in the first six months of 2008 were primarily due to favorable performance adjustments in both the first and second quarters of 2007 principally on certain U.S. Army programs.

Backlog and Bookings. Backlog was $5,479 million at June 29, 2008 compared to $5,102 million at December 31, 2007. Bookings in the second quarter of 2008 were $270 million lower than the second quarter of 2007, primarily due to prior period bookings for the U.S. Navy Multiband Terminal (NMT) and Secure Mobile Anti-Jam Reliable Tactical Terminal (SMART-T) programs. In the second quarter of 2008, NCS booked $115 million for the Airborne, Maritime and Fixed Site (AMF) Joint Tactical Radio System (JTRS) program.

Bookings in the first six months of 2008 were $358 million higher than the first six months of 2007, primarily due to the U.S. Army awards described below. In addition to the bookings noted above, in the first six months of 2008, NCS booked $309 million to provide Horizontal Technology Integration (HTI) forward-looking infrared kits and $100 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) for the U.S. Army. NCS also booked $203 million for the production of Improved Target Acquisition Systems (ITAS) for the U.S. Army and the U.S. Marine Corps.

Space and Airborne Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 29, 2008	June 24, 2007	% Change	June 29, 2008	June 24, 2007	% Change
Net Sales	$1,096	$1,065	2.9%	$2,091	$2,029	3.1%
Operating Income	144	133	8.3%	265	262	1.1%
Operating Margin	13.1%	12.5%		12.7%	12.9%
Gross Bookings	$812	$790	2.8%	$1,547	$1,267	22.1%

Net Sales. The increase in sales in the second quarter of 2008 of $31 million was primarily due to higher volume on certain sensor programs, partially offset by a $71 million decrease in volume on an international advanced countermeasure program and a classified program.

The increase in sales in the first six months of 2008 of $62 million was primarily due to higher volume on certain sensor programs, partially offset by a $59 million decrease in volume on a classified program.

Operating Income and Margin. The increase in operating income and margin in the second quarter of 2008 was primarily due to improved program performance.

Operating income and margin in the first six months of 2008 remained relatively consistent with the first six months of 2007.

Backlog and Bookings. Backlog was $5,102 million at June 29, 2008, which was relatively consistent with backlog of $5,276 million at December 31, 2007. Bookings in the second quarter of 2008 were $22 million higher than the second quarter of 2007. In the second quarter of 2008, SAS booked $325 million on a number of classified contracts.

Bookings in the first six months of 2008 were $280 million higher than the first six months of 2007, primarily due to an increase in classified bookings. In the first six months of 2008, SAS booked $511 million on a number of classified contracts.

Technical Services

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 29, 2008	June 24, 2007	% Change	June 29, 2008	June 24, 2007	% Change
Net Sales	$647	$514	25.9%	$1,168	$977	19.5%
Operating Income	45	32	40.6%	80	55	45.5%
Operating Margin	7.0%	6.2%		6.8%	5.6%
Gross Bookings	$595	$218	172.9%	$1,013	$796	27.3%

Net Sales. The increase in sales in the second quarter of 2008 of $133 million and in the first six months of 2008 of $191 million were primarily due to $86 million and $110 million, respectively, of growth on our training programs, principally on the U.S. Army’s Warfighter Field Operations Customer Support (FOCUS) contract.

Operating Income and Margin. The increase in operating income of $13 million in the second quarter of 2008 was primarily due to volume and improved program performance. The increase in operating margin in the second quarter of 2008 was primarily due to unfavorable performance adjustments recorded on certain programs in the second quarter of 2007.

The increase in operating income of $25 million in the first six months of 2008 was primarily due to unfavorable performance adjustments recorded on certain programs in 2007 and higher volume. The increase in operating margin in the first six months of 2008 was primarily due to unfavorable performance adjustments recorded on certain programs in 2007.

Backlog and Bookings. Backlog was $2,058 million at June 29, 2008, compared to backlog of $1,925 million at December 31, 2007. Bookings in the second quarter of 2008 were $377 million higher than the second quarter of 2007, primarily due to bookings of $309 million for work on the Warfighter FOCUS contract for the U.S. Army to provide live, virtual and constructive training services.

Bookings in the first six months of 2008 were $217 million higher than the first six months of 2007, primarily due to Warfighter FOCUS bookings of $419 million, partially offset by prior period bookings on work for the Department of Energy and the Defense Threat Reduction Agency (DTRA).

Discontinued Operations

Results from discontinued operations were as follows:

			Three Months Ended
	Sales		Pretax Income (Loss)		After-tax Income (Loss)
(In millions)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Gain on sale of Raytheon Aircraft	$—	$—	$—	$1,598	$—	$986
Raytheon Aircraft	—	—	—	(7)	—	(5)
Flight Options	—	141	1	(1)	1	1
Other Discontinued Operations	—	—	(1)	(1)	(1)	(2)
Total	$—	$141	$—	$1,589	$—	$980

			Six Months Ended
	Sales		Pretax (Loss) Income		After-tax (Loss) Income
(In millions)	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007	June 29, 2008	June 24, 2007
Gain on sale of Raytheon Aircraft	$—	$—	$—	$1,598	$—	$986
Raytheon Aircraft	—	642	—	37	—	24
Flight Options	—	265	—	(12)	—	(9)
Other Discontinued Operations	—	—	(3)	3	(2)	1
Total	$—	$907	$(3)	$1,626	$(2)	$1,002

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (FO) businesses. We present Raytheon Aircraft, FO and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. We retained certain assets and liabilities of these disposed businesses. All residual activity relating to our disposed businesses appears in discontinued operations. In the second quarter of 2008, we collected the $9 million note receivable recorded in connection with the sale of FO. In the second quarter of 2007, we completed the sale of Raytheon Aircraft for $3,318 million in gross proceeds, which resulted in net proceeds of $3,117 million. We recorded a gain on sale of $986 million, net of $612 million of federal, foreign and state taxes in the second quarter of 2007 and the first six months of 2007. At June 29, 2008, we had $68 million in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft and $72 million in current liabilities related to certain environmental and product liabilities, aircraft lease obligations and various contract obligations. We also have certain tax obligations relating to these disposed businesses, including tax obligations incurred prior to the sales of these businesses, which we include in our income tax disclosures. The IRS is currently conducting a federal excise tax audit related to the treatment of certain FO customer fees and charges. Although we believe that an unfavorable outcome is not probable and we do not expect any potential liability to have a material adverse effect on our financial position, results of operations or liquidity, the ultimate resolution of this matter is uncertain and difficult to predict. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

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

Operating Activities – Net cash provided by operating activities was $818 million in the first six months of 2008 compared to $466 million of net cash used in operating activities in the first six months of 2007. Net cash provided by operating activities from continuing operations was $834 million in the first six months of 2008 compared to $383 million of net cash used in operating activities from continuing operations in the first six months of 2007. The increase in net cash provided by operating activities in the first six months of 2008 was primarily due to lower tax payments, lower pension contributions, higher net income and timing of employee compensation. In the first six months of 2008, we made $214 million of federal and foreign tax payments, net of an approximately $97 million federal tax refund. We also made $65 million of net state tax payments. Tax payments in the first six months of 2007, including net state tax payments, were $715 million, which includes $316 million related to the sale of Raytheon Aircraft. We expect federal and foreign tax payments, net of refunds, in 2008 to be approximately $550 million.

We make both discretionary and required contributions to our pension plans. As we make discretionary contributions, we accumulate a funding credit that we can use to offset our future calculated required contributions. The funding credit for our pension plans was $1.8 billion at June 29, 2008 and December 31, 2007. We did not make any discretionary contributions in the first six months of 2008 due to the acceleration of a planned first quarter 2008 contribution of $500 million into December 2007. We made an aggregate of approximately $255 million of required contributions to our pension and other postretirement benefit plans in the first six months of 2008. We made approximately $640 million of contributions to these plans in the first six months of 2007, including $400 million of discretionary contributions to our pension plans. We expect to make required contributions to our pension plans of approximately $550 million and approximately $30 million to our other postretirement benefit plans in 2008. We will continue to periodically evaluate whether to make additional discretionary contributions.

Interest payments in the first six months of 2008 and the first six months of 2007 were $69 million and $134 million, respectively.

Investing Activities – Net cash used in investing activities in the first six months of 2008 was $154 million compared to net cash provided by investing activities of $2,960 million in the first six months of 2007. In the first six months of 2008, we collected the $9 million note receivable recorded in connection with the sale of FO. In the first six months of 2007, we received net proceeds of $3,117 million related to the sale of Raytheon Aircraft, as discussed above in Discontinued Operations. Expenditures for property, plant and equipment were $99 million in the first six months of 2008 compared to $95 million in the first six months of 2007. Capitalized expenditures for internal use software were $30 million in the first six months of 2008 compared to $34 million in the first six months of 2007. We expect our expenditures for property, plant and equipment and internal use software to be approximately $360 million and $80 million, respectively, in 2008, which reflects the anticipated growth of our business and specific investments. In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria and divest of certain non-core businesses and investments and assets when appropriate. In the first six months of 2008, we acquired SI Government Solutions for $32 million.

Financing Activities – Net cash used in financing activities was $765 million in the first six months of 2008 compared to $1,909 million in the first six months of 2007. In the second quarter of 2007, we exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $1,039 million of our long-term debt maturing between 2008-2010 at a loss of $59 million pretax, which is included in other (income) expense, net. Dividends paid to stockholders were $227 million in the first six months of 2008 compared to $220 million in the first six months of 2007. In March 2008, our Board of Directors authorized an increase to our annual dividend payout rate from $1.02 to $1.12 per share. Although we do not have a formal dividend policy, we believe that a reasonable dividend payout ratio based on the current industry environment and market conditions is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). Dividends are subject to quarterly approval by our Board of Directors.

In October 2007, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. In the first six months of 2008, we repurchased 10.7 million shares of our common stock for $680 million under this program. In the first six months of 2007, we repurchased 14.7 million shares of our common stock for $801 million under previous stock repurchase programs. As of June 29, 2008, we had $1.1 billion available under our stock repurchase program.

Capital Structure and Resources

Total debt was $2.3 billion at June 29, 2008 and December 31, 2007. Our outstanding debt bears interest at fixed interest rates ranging from 4.9% to 7.2% and matures at various dates through 2028. We have, however, entered into various interest rate swaps that correspond to a portion of our fixed-rate debt in order to effectively hedge interest rate risk by converting that portion of our total fixed-rate debt to variable-rate debt based on LIBOR. The notional value of interest rate swaps outstanding was $575 million at June 29, 2008 and December 31, 2007. Total debt as a percentage of total capital was 15.1% at June 29, 2008 and 15.3% at December 31, 2007.

Cash and cash equivalents were $2.6 billion at June 29, 2008 compared to $2.7 billion at December 31, 2007. We invest cash directly in commercial paper of financial institutions and corporations with AA-/Aa3 or better long-term and A-1+/P-1 short-term debt ratings, AAA/Aaa U.S. Treasury money market funds and interest bearing accounts.

We have a $2.2 billion bank revolving credit facility under which we can draw down on lines of credit and use the credit facility to support letters of credit and commercial paper that we may issue for short-term liquidity. The credit facility matures in March 2010. Borrowings under the credit facility bear interest based on LIBOR. As of June 29, 2008 and December 31, 2007, there were no borrowings under the credit facility. We had, however, approximately $45 million and $60 million of outstanding letters of credit at June 29, 2008 and December 31, 2007, respectively, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capital of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during the first six months of 2008 and 2007 and expect to be in compliance throughout the remainder of 2008.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. In 2005, Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a $150 million committed multicurrency revolving credit facility. There were no borrowings under the credit facility at June 29, 2008 and December 31, 2007. In addition, other uncommitted bank lines totaled approximately $15 million at June 29, 2008 and December 31, 2007. There were no amounts outstanding under these lines of credit at June 29, 2008 and December 31, 2007. Compensating balance arrangements are not material.

Our credit ratings consisted of the following at:

	June 29, 2008			Dec. 31, 2007
	Fitch	Moody’s	Standard & Poor’s	Fitch	Moody’s	Standard & Poor’s

Short-term debt	F2	P-2	A-2	F2	P-2	A-2
Long-term senior debt	BBB+	Baa1	BBB+	BBB+	Baa1	BBB+

The remaining capacity on our shelf registrations with the SEC was $3.3 billion at June 29, 2008 and December 31, 2007. In June 2006, we used approximately $450 million under the shelf registration filed in April 2002 to register the common stock underlying the warrants issued as part of the settlement of our securities class action lawsuit. In May 2006, we filed a $2.0 billion shelf registration with the SEC for the issuance of debt securities, common or preferred stock and warrants to purchase the aforementioned securities.

Commitments and Contingencies

We engage in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs is $153 million at June 29, 2008. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $109 million before U.S. Government recovery and had this amount accrued at June 29, 2008. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, to date, we recorded $72 million at June 29, 2008 for the estimated future recovery of these costs from the U.S. Government in contracts in process. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; therefore, there is generally no provision in our Financial Statements for these costs. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and have banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $311 million, $1,010 million and $110 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at June 29, 2008, respectively; and $261 million, $910 million and $104 million were outstanding at December 31, 2007, respectively. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there are no stated values also remain outstanding.

Included in guarantees and letters of credit described above were $88 million and $182 million at June 29, 2008, respectively, and $39 million and $193 million at December 31, 2007, respectively, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in connection with obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation for us. At June 29, 2008 and December 31, 2007, we had an estimated liability of $3 million related to these guarantees and letters of credit. Also included in guarantees and letters of credit described above were $86 million and $6 million at June 29, 2008, respectively, and $85 million and $21 million at December 31, 2007, respectively, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold commuter aircraft globally to thinly capitalized companies whose financial condition could be significantly affected by a number of factors, including rising fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including record fuel prices and tightening credit markets, these companies may increasingly experience difficulties meeting their financial commitments. At June 29, 2008 and December 31, 2007, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $210 million relating to 142 aircraft and approximately $250 million relating to 156 aircraft, respectively. The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, we evaluate many factors including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of commuter aircraft assets assumes an orderly disposition of these assets, consistent with our historical experience and strategy to dispose of these residual assets. If we were to dispose of these assets in an other than orderly disposition or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to the System for the Vigilance of the Amazon (SIVAM) program performed by Network Centric Systems. Loan repayments by the Brazilian Government were current at June 29, 2008.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, convened grand juries to investigate possible irregularities by us. We do not expect these audits and investigations to have a material adverse effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how to account for derivative instruments and related hedge items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have an impact on our financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, the fair value of certain contingent assets and liabilities acquired on the acquisition date and the fair value of contingent consideration on the acquisition date, with any changes in that fair value recognized in earnings until settled. SFAS No. 141(R) also requires the expensing of most transaction and restructuring costs and generally requires the reversal of valuation allowances related to acquired deferred tax assets and the recognition of changes to acquired income tax uncertainties in earnings. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 141(R) to determine the potential impact, if any, that the adoption will have on our financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160). SFAS No. 160 requires that we clearly identify the ownership interests in subsidiaries held by parties other than the parent within equity in the consolidated statements of financial position, but separately from the parent’s equity. SFAS No. 160 also requires clear identification and presentation of the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statements of operations. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of SFAS No. 160 to determine the impact that its adoption will have on our financial position, results of operations and liquidity, if any.

In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP FAS 157-2), Effective Date of FASB Statement No. 157, which allows for the deferral of the adoption date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. We deferred the adoption of SFAS No. 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 10, Fair Value Measurements, of this Form 10-Q for our disclosures pursuant to the effective portion of SFAS No. 157. The adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates. We enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our fixed-rate long-term financing arrangements. We also enter into foreign currency forward contracts with commercial banks to fix the dollar value of commitments and payments to international vendors and the value of foreign currency denominated receipts. We enter into the market-risk sensitive instruments that we use for hedging with commercial and investment banks and these instruments directly relate to a particular asset, liability or transaction for which a firm commitment is in place.

The following tables provide information as of June 29, 2008 and December 31, 2007 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of June 29, 2008

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long—Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed-rate debt	—	—	—	$453	$333	$1,503	$2,289	$(2,368)
Average interest rate	—	—	—	4.85%	5.50%	6.50%	6.03%

As of December 31, 2007

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long—Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed-rate debt	—	—	—	$453	$333	$1,503	$2,289	$(2,446)
Average interest rate	—	—	—	4.85%	5.50%	6.50%	6.03%

As of June 29, 2008

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed to variable	—	—	—	$250	—	$325	$575	$10
Average pay rate	—	—	—	3.78%	—	4.12%	3.97%
Average receive rate	—	—	—	4.09%	—	4.80%	4.49%

As of December 31, 2007

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed to variable	—	—	—	$250	—	$325	$575	$10
Average pay rate	—	—	—	4.05%	—	4.22%	4.14%
Average receive rate	—	—	—	4.09%	—	4.80%	4.49%

We also held foreign currency contracts which consisted of the following major currencies at June 29, 2008 and December 31, 2007:

	June 29, 2008		Dec. 31, 2007
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$410	$482	$278	$400
Canadian Dollars	209	42	240	61
European Euros	163	4	104	7
Australian Dollars	55	6	34	6
All other	114	1	122	4
Total	$951	$535	$778	$478

We reflect unrealized gains of $31 million pretax, $20 million after-tax, in non-current assets and unrealized losses of $17 million pretax, $11 million after-tax, in current liabilities at June 29, 2008. The offset to these gains and losses is primarily in other comprehensive income (loss), net of tax. Gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign exchange rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of June 29, 2008.

Conclusion of Evaluation

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 29, 2008 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We primarily engage in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which the U.S. Government funds. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Government contractors are also subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, convened grand juries to investigate possible irregularities by us.

We engage in various stages of investigation and cleanup related to remediation of various environmental sites. We accrued all appropriate costs we expect to incur in connection therewith. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, we do not expect any additional liability to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations is contained in “Environmental Regulation” within Item 1, Item 1A. “Risk Factors,” and “Commitments and Contingencies” within Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), and “Note 9: Commitments and Contingencies” within this Form 10-Q.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
April (March 31 – April 27, 2008)	3,536,757	$65.73	3,535,169	$1.2 billion
May (April 28 – May 25, 2008)	2,003,931	$64.88	1,654,000	$1.1 billion
June (May 26 – June 29, 2008)	153,687	$57.53	—	$1.1 billion
Total	5,694,375	$65.21	5,189,169

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the second quarter of 2008 includes: (i) the surrender by employees of 501,823 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees and (ii) the surrender by employees of 3,383 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options.
(2)	On October 24, 2007, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 Annual Meeting of Stockholders was held on May 29, 2008. A total of 386,995,345 shares of our common stock were present or represented by proxy at the meeting, representing approximately 92% of the shares outstanding as of April 4, 2008, the record date for the meeting. There was no solicitation in opposition to our Board of Directors’ nominees as listed in our proxy statement. Under Delaware law, an abstention generally has the effect of a vote against a shareholder proposal. For more information on the votes required to take the following stockholder actions, see our proxy statement.

At the Annual Meeting, our stockholders took the following actions:

1.	Elected the following directors for one-year terms of office expiring at our 2009 Annual Meeting of Stockholders:

Name	For	Against	Abstain
Vernon E. Clark	377,116,274	4,428,462	5,450,609
John M. Deutch	374,922,579	6,556,191	5,516,575
Frederic M. Poses	300,525,645	80,952,061	5,517,639
Michael C. Ruettgers	377,708,414	3,838,511	5,448,420
Ronald L. Skates	377,322,924	4,022,796	5,649,625
William R. Spivey	376,339,297	5,259,839	5,396,209
Linda G. Stuntz	377,557,624	3,886,617	5,551,104
William H. Swanson	376,762,649	5,130,174	5,102,522

2.	Approved the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors.

For	378,326,885
Against	4,321,557
Abstain	4,346,903

3.	Rejected a stockholder proposal regarding stockholder approval of supplemental executive retirement plans, as described in our proxy statement.

For	139,440,713
Against	205,125,899
Abstain	5,541,976
Broker Non-Votes	36,886,757

4.	Rejected a stockholder proposal regarding an advisory vote on executive compensation, as described in our proxy statement.

For	143,746,721
Against	175,038,622
Abstain	31,323,245
Broker Non-Votes	36,886,757

ITEM 6.	EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

10.1	Form of Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan for stock in lieu of cash retainers.*

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President and Chief Accounting Officer
Principal Accounting Officer

July 24, 2008