Form 10-Q
period 2008-09-28
RAYTHEON CO/
filed 2008-10-23
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008.

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

Number of shares of common stock outstanding as of October 17, 2008 was 414,067,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements including information regarding our 2008 and 2009 financial outlook, future plans, objectives, business prospects and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “outlook” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Sept. 28, 2008	Dec. 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$2,761	$2,655
Accounts receivable, net	120	126
Contracts in process	4,366	3,821
Inventories	356	386
Deferred taxes	452	432
Prepaid expenses and other current assets	113	196
Total current assets	8,168	7,616
Property, plant and equipment, net of accumulated depreciation of $3,545 and $3,420 at September 28, 2008 and December 31, 2007, respectively	1,990	2,058
Prepaid retiree benefits	668	617
Goodwill	11,667	11,627
Other assets, net	1,273	1,363
Total assets	$23,766	$23,281
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$1,850	$1,845
Accounts payable	1,196	1,141
Accrued employee compensation	838	902
Other accrued expenses	1,175	900
Total current liabilities	5,059	4,788
Accrued retiree benefits and other long-term liabilities	2,959	3,016
Deferred taxes	515	451
Long-term debt	2,273	2,268

Commitments and contingencies (Note 9)

Minority interest	253	216

Stockholders’ equity
Common stock, par value $0.01 per share, 1,450 shares authorized, 414 and 426 shares outstanding at September 28, 2008 and December 31, 2007, respectively, after deducting 67 and 49 treasury shares at September 28, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	10,838	10,544
Accumulated other comprehensive loss	(1,900)	(1,956)
Treasury stock, at cost	(3,571)	(2,502)
Retained earnings	7,336	6,452
Total stockholders’ equity	12,707	12,542
Total liabilities and stockholders’ equity	$23,766	$23,281

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Net sales	$5,864	$5,219	$17,088	$15,301
Operating expenses
Cost of sales	4,674	4,150	13,603	12,200
Administrative and selling expenses	380	355	1,156	1,042
Research and development expenses	130	142	379	377
Total operating expenses	5,184	4,647	15,138	13,619
Operating income	680	572	1,950	1,682
Interest expense	29	41	97	155
Interest income	(16)	(42)	(56)	(127)
Other expense, net	18	9	21	68
Non-operating expense, net	31	8	62	96
Income from continuing operations before taxes	649	564	1,888	1,586
Federal and foreign income taxes	222	184	635	527
Income from continuing operations	427	380	1,253	1,059
Operating income (loss) from discontinued operations, net of tax	—	(81)	(2)	(65)
Gain on sale of discontinued operation, net of tax	—	—	—	986
Income (loss) from discontinued operations, net of tax	—	(81)	(2)	921
Net income	$427	$299	$1,251	$1,980
Earnings per share from continuing operations
Basic	$1.04	$0.88	$3.03	$2.43
Diluted	$1.01	$0.86	$2.93	$2.36
Earnings (loss) per share from discontinued operations
Basic	$—	$(0.19)	$(0.01)	$2.11
Diluted	$—	$(0.18)	$(0.01)	$2.06
Earnings per share
Basic	$1.04	$0.69	$3.02	$4.54
Diluted	$1.01	$0.68	$2.93	$4.42

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	Sept. 28, 2008	Sept. 23, 2007
Cash flows from operating activities
Net income	$1,251	$1,980
Loss (income) from discontinued operations, net of tax	2	(921)
Income from continuing operations	1,253	1,059
Adjustments to reconcile to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	288	275
Deferred income taxes	52	212
Collection of financing receivables	46	71
Tax benefit from stock-based awards	(50)	(47)
Changes in assets and liabilities
Accounts receivable, net	(3)	27
Contracts in process and advance payments and billings in excess of costs incurred	(487)	(468)
Inventories	34	(70)
Prepaid expenses and other current assets	76	(8)
Accounts payable	53	64
Income taxes payable	264	(695)
Accrued employee compensation	(67)	2
Other accrued expenses	12	(76)
Pension and other, net	121	(38)
Net cash provided by operating activities from continuing operations	1,592	308
Net cash used in operating activities from discontinued operations	(21)	(43)
Net cash provided by operating activities	1,571	265
Cash flows from investing activities
Expenditures for property, plant and equipment	(167)	(160)
Proceeds from sales of property, plant and equipment	7	5
Capitalized expenditures for internal use software	(58)	(51)
Payment for purchases of acquired companies, net of cash received	(54)	—
Proceeds from sale of discontinued operations, net	9	3,117
Other, net	—	(5)
Net cash (used in) provided by investing activities from continuing operations	(263)	2,906
Net cash provided by (used in) investing activities from discontinued operations	—	(29)
Net cash (used in) provided by investing activities	(263)	2,877
Cash flows from financing activities
Dividends paid	(344)	(331)
Decrease in short-term debt and other notes	—	(1)
Repayments of long-term debt	—	(1,605)
Repurchase of common stock	(1,020)	(1,301)
Proceeds under common stock plans	112	198
Tax benefit from stock-based awards	50	47
Net cash used in financing activities	(1,202)	(2,993)
Net increase in cash and cash equivalents	106	149
Cash and cash equivalents at beginning of the year	2,655	2,460
Cash and cash equivalents at end of period	$2,761	$2,609

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

2. Inventories

Inventories consisted of the following at:

(In millions)	Sept. 28, 2008	Dec. 31, 2007
Materials and purchased parts	$60	$63
Work in process	240	276
Finished goods	56	47
Total	$356	$386

We capitalize costs incurred in advance of contract award or funding in inventory if we determine the contract award or funding is probable. These precontract costs exclude any start-up costs. We included capitalized precontract and other deferred costs of $86 million and $95 million in inventory as work in process at September 28, 2008 and December 31, 2007, respectively.

3. Product Warranty

We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to warranty accruals was as follows:

	Three Months Ended		Nine Months Ended

(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Balance at beginning of period	$44	$45	$47	$36
Provisions for warranties	1	3	5	16
Warranty services provided	(4)	(3)	(11)	(7)
Balance at end of period	$41	$45	$41	$45

We account for costs incurred under warranty provisions performed under long-term contracts as contract costs using the cost-to-cost measure of progress and exclude these costs from the table above, as the estimation of these costs is an integral part of the pricing determination on these long-term contracts.

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

In the nine months ended September 28, 2008, we repurchased 16.7 million shares of our common stock for $1,020 million, as compared to 23.3 million shares for $1,301 million in the nine months ended September 23, 2007. As of September 28, 2008, we had $750 million available under our stock repurchase program.

The Board of Directors, on October 22, 2008, authorized the repurchase of an additional $2.0 billion of the Company’s outstanding common stock. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

In March 2008, our Board of Directors authorized an increase to our annual dividend payout rate from $1.02 to $1.12 per share. We declared three dividends totaling $0.84 per share during the nine months ended September 28, 2008, compared to three dividends totaling $0.765 per share for the nine months ended September 23, 2007. Dividends are subject to quarterly approval by our Board of Directors.

The change in shares of our common stock outstanding for the nine months ended September 28, 2008 was as follows:

(In millions)	Shares
Balance at December 31, 2007	426.2
Stock plan activity	5.3
Treasury stock activity	(17.5)
Balance at September 28, 2008	414.0

We compute basic earnings per share (EPS) by dividing net income by the weighted-average common shares outstanding during the period. Diluted EPS, which we calculate using the treasury stock method, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in our earnings.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended

(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Shares for basic EPS	409.9	431.2	413.9	436.3
Dilutive effect of stock options, restricted stock and LTPP	7.4	7.7	8.6	8.0
Dilutive effect of warrants	4.3	4.1	4.7	3.9
Shares for diluted EPS	421.6	443.0	427.2	448.2

Stock options to purchase 10.3 million and 15.2 million shares of common stock outstanding in the three months ended September 28, 2008 and September 23, 2007, respectively, and options to purchase 11.1 million and 13.4 million shares common stock in the nine months ended September 28, 2008 and September 23, 2007, respectively, had exercise prices that were less than the average market price of our common stock during the respective periods. We included these options in our calculation of diluted EPS.

We did not include stock options to purchase 2.5 million and 3.2 million shares of common stock outstanding in our computation of diluted EPS in the three months ended September 28, 2008 and September 23, 2007, respectively, and options to purchase 2.5 million and 5.0 million shares of common stock in the nine months ended September 28, 2008 and September 23, 2007, respectively, as the effect of such options would be anti-dilutive.

At September 28, 2008 and September 23, 2007, 12.0 million warrants to purchase our common stock were outstanding with an exercise price of $37.50 per share, and we included them in our calculation of diluted EPS.

Restricted stock activity for the nine months ended September 28, 2008 was as follows:

(In millions)	Shares
Outstanding at December 31, 2007	5.3
Granted	1.7
Vested	(1.7)
Forfeited	(0.3)
Outstanding at September 28, 2008	5.0

During the three months ended March 30, 2008 and March 25, 2007, we issued 380,953 shares and 943,349 shares of our common stock in connection with the vesting of our 2005-2007 and 2004-2006 Long-Term Performance Plan (LTPP) awards, respectively. During the same periods, we also granted our 2008-2010 and 2007-2009 LTPP awards with an aggregate target award of 353,190 and 435,800 units, respectively.

The performance goals for the 2008-2010 LTPP awards are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital, weighted at 50%; total shareholder return relative to a peer group, weighted at 25%; and free cash flow, weighted at 25%. The ultimate award, which we determine at the end of the three-year cycle, can range from zero to 200% of the target award and also includes dividend equivalents, which are not included in the aggregate target award numbers above.

The computation of comprehensive income was as follows:

	Three Months Ended		Nine Months Ended

(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Net income	$427	$299	$1,251	$1,980
Other comprehensive income (loss), net of tax:
Amortization of unfunded pension benefit obligation	48	72	139	195
Adjustment to revalue unfunded projected benefit obligation	(22)	(118)	(22)	(118)
Elimination of Raytheon Aircraft unfunded benefit obligations in connection with sale	—	—	—	95
Elimination of Raytheon Aircraft cash flow hedges in connection with sale	—	—	—	(18)
Foreign exchange translation	(57)	22	(37)	48
Cash flow hedges	(15)	8	(26)	18
Other, net	2	1	2	2
Total other comprehensive income (loss), net of tax	(44)	(15)	56	222
Comprehensive income	$383	$284	$1,307	$2,202

5. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Internal Revenue Service (IRS) examinations of our tax returns are complete through 2002. We protested to the IRS Appeals Division certain proposed adjustments primarily involving benefits under the Foreign Sales Corporation and Extraterritorial Income (ETI) exclusion regimes for 1998-2002. IRS examinations of our tax returns for 2003-2005 began in March 2007. Additionally, we are under audit by a number of state tax authorities.

We believe we adequately provide for all tax positions, however, amounts asserted by taxing authorities could be greater than amounts accrued and reflected in our balance sheets. Accordingly, we could record additional amounts for federal, foreign and state tax-related liabilities in the future as we revise estimates or we settle or otherwise resolve the underlying matters.

In the three months ended March 25, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), and recognized a $13 million increase in our liability for unrecognized tax benefits, which we accounted for as a reduction to retained earnings. The balance of unrecognized tax benefits at September 28, 2008, exclusive of interest, was $347 million, of which $256 million would affect our earnings if recognized. We accrue interest and penalties related to unrecognized tax benefits in tax expense. As a result, in the three months ended September 28, 2008, we recorded $6 million of gross interest and penalties, $4 million net of the federal tax benefit, in tax expense. In the nine months ended September 28, 2008, we recorded $19 million of gross interest and penalties, $13 million net of federal tax benefit, in tax expense. At September 28, 2008, we had approximately $89 million of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $58 million.

The net increase in the liability for unrecognized tax benefits during the nine months ended September 28, 2008 was as follows:

(In millions)
Balance at December 31, 2007	$342
Additional tax liability based on prior year tax position	5
Balance at September 28, 2008	$347

We generally account for our state income tax expense as a deferred contract cost, as we can generally recover these costs through the pricing of our products and services to the U.S. Government. We include this deferred contract cost in contracts in process until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. State income taxes allocated to our contracts were $92 million and $60 million in the nine months ended September 28, 2008 and September 23, 2007, respectively, and we included these amounts in administrative and selling expenses.

On October 3, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was enacted. This legislation retroactively reinstated the research and development tax credit, which had expired in 2007, for 2008. As a result, we will record a benefit of approximately $18 million in the three months ending December 31, 2008 representing the benefit of the research and development tax credit for the full year.

6. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We also provide certain healthcare and life insurance benefits to retired employees through other postretirement benefit plans.

The components of net periodic pension expense were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Service cost	$93	$85	$297	$304
Interest cost	254	245	762	713
Expected return on plan assets	(301)	(274)	(911)	(824)
Amortization of prior service cost	3	4	10	10
Recognized net actuarial loss	82	118	235	314
Net periodic pension expense	$131	$178	$393	$517

Our net periodic pension expense included expense from foreign benefit plans of $5 million and $7 million in the three months ended September 28, 2008 and September 23, 2007, respectively, and $16 million and $20 million in the nine months ended September 28, 2008 and September 23, 2007, respectively.

The components of net periodic income related to our other postretirement benefit plans were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Service cost	$3	$3	$8	$9
Interest cost	13	13	41	41
Expected return on plan assets	(11)	(10)	(33)	(32)
Amortization of transition asset	1	2	3	6
Amortization of prior service cost	(13)	(13)	(39)	(39)
Recognized net actuarial loss	—	(1)	—	3
Net periodic income	$(7)	$(6)	$(20)	$(12)

On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation with final census and investment valuation data for the end of the prior year. As a result of this update, in the three months ended September 28, 2008, we recorded a $54 million increase and a $21 million decrease to the unfunded projected benefit obligations related to our pension and postretirement benefit plans, respectively, with a corresponding net after-tax increase of $22 million to accumulated other comprehensive loss. We also update our pension expense or income for financial reporting purposes and pension expense in accordance with Cost Accounting Standards (CAS). Our annual FAS/CAS Pension Adjustment decreased by $8 million, $7 million of which was recorded in the three and nine months ended September 28, 2008.

We make both discretionary and required contributions to our pension plans. As we make discretionary contributions, we accumulate a funding credit that we can use to offset our future calculated required contributions. The funding credit for our pension plans was $1.8 billion at September 28, 2008 and December 31, 2007. We did not make any discretionary contributions in the nine months ended September 28, 2008 due to the acceleration of a planned first quarter 2008 contribution of $500 million paid in December 2007. We made an aggregate of approximately $396 million of required contributions to our pension and other postretirement benefit plans in the nine months ended September 28, 2008. We made approximately $795 million of contributions to these plans in the nine months ended September 23, 2007, including $400 million of discretionary contributions to our pension plans. We expect to make required contributions of approximately $520 million and $30 million to our pension and postretirement benefit plans, respectively, in 2008. We will continue to periodically evaluate whether to make additional discretionary contributions.

7. Business Segment Reporting

Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Corporate and Eliminations includes Corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio.

Segment financial results were as follows:

	Net Sales
	Three Months Ended		Nine Months Ended
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Integrated Defense Systems	$1,276	$1,147	$3,725	$3,405
Intelligence and Information Systems	801	680	2,322	1,934
Missile Systems	1,351	1,247	4,017	3,631
Network Centric Systems	1,145	1,036	3,385	3,017
Space and Airborne Systems	1,092	1,016	3,183	3,045
Technical Services	689	554	1,857	1,531
Corporate and Eliminations	(490)	(461)	(1,401)	(1,262)
Total	$5,864	$5,219	$17,088	$15,301

	Intersegment Sales
	Three Months Ended		Nine Months Ended
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Integrated Defense Systems	$45	$27	$119	$74
Intelligence and Information Systems	4	6	15	20
Missile Systems	5	11	20	31
Network Centric Systems	92	103	288	305
Space and Airborne Systems	176	149	480	434
Technical Services	180	170	509	447
Total	$502	$466	$1,431	$1,311

	Operating Income
	Three Months Ended		Nine Months Ended
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Integrated Defense Systems	$206	$206	$626	$617
Intelligence and Information Systems	67	64	186	182
Missile Systems	145	139	438	393
Network Centric Systems	143	123	411	379
Space and Airborne Systems	147	121	412	383
Technical Services	45	37	125	92
FAS/CAS Pension Adjustment	(26)	(67)	(93)	(192)
Corporate and Eliminations	(47)	(51)	(155)	(172)
Total	$680	$572	$1,950	$1,682

The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results, represents the difference between our pension expense or income under SFAS No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense under CAS. SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements for pension plans that we determine by other factors. CAS prescribe the allocation to and recovery of pension costs on U.S. Government contracts and are a major factor in determining our pension funding requirements. Our segment results only include pension expense as determined under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

	Intersegment Operating Income
	Three Months Ended		Nine Months Ended
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Integrated Defense Systems	$2	$2	$7	$6
Intelligence and Information Systems	1	1	2	2
Missile Systems	—	1	1	2
Network Centric Systems	7	9	23	28
Space and Airborne Systems	17	14	45	40
Technical Services	16	13	46	37
Total	$43	$40	$124	$115

			Identifiable Assets
(In millions)			Sept. 28, 2008	Dec. 31, 2007
Integrated Defense Systems			$1,832	$1,824
Intelligence and Information Systems			2,323	2,203
Missile Systems			5,006	4,824
Network Centric Systems			3,951	3,841
Space and Airborne Systems			4,454	4,351
Technical Services			1,400	1,351
Corporate			4,800	4,887
Total			$23,766	$23,281

8. Discontinued Operations

Results from discontinued operations were as follows:

	Three Months Ended
	Net Sales		Pretax Loss		After-tax Income (Loss)
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Raytheon Aircraft	$—	$—	$1	$(2)	$—	$(2)
Flight Options	—	136	—	(95)	—	(76)
Other Discontinued Operations	—	—	(2)	(3)	—	(3)
Total	$—	$136	$(1)	$(100)	$—	$(81)

	Nine Months Ended
	Net Sales		Pretax (Loss) Income		After-tax (Loss) Income
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Gain on sale of Raytheon Aircraft	$—	$—	$—	$1,598	$—	$986
Raytheon Aircraft	—	642	1	35	—	22
Flight Options	—	401	—	(107)	—	(85)
Other Discontinued Operations	—	—	(5)	—	(2)	(2)
Total	$—	$1,043	$(4)	$1,526	$(2)	$921

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (Flight Options) businesses. As a result, we present Raytheon Aircraft, Flight Options and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. All residual activity relating to our disposed businesses appears in discontinued operations. In the three months ended September 23, 2007, we recorded an $84 million pretax, $69 million after-tax impairment charge related to Flight Options’ goodwill and a portion of its intangible assets. In the three months ended June 24, 2007, we completed the sale of Raytheon Aircraft for $3,318 million in gross proceeds, $3,117 million, net. In the nine months ended September 23, 2007, we recorded a gain on sale of $986 million, net of $612 million of federal, foreign and state taxes.

We retained certain assets and liabilities of these disposed businesses. In the three months ended June 29, 2008, we collected the $9 million note receivable recorded in connection with the sale of Flight Options. At September 28, 2008, we had $70 million in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft and $65 million in current liabilities related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations, and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The IRS recently concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations, or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

9. Commitments and Contingencies

We engage in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs is $159 million at September 28, 2008. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $111 million before U.S. Government recovery and had this amount accrued at September 28, 2008. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we recorded $75 million in contracts in process through September 28, 2008 for the estimated future recovery of these costs from the U.S. Government. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; as a result, we generally do not reflect the provision for these costs in our Financial Statements. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $303 million, $1,018 million and $111 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at September 28, 2008, respectively; and $261 million, $910 million and $104 million were outstanding at December 31, 2007, respectively. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there are no stated values also remain outstanding.

Included in guarantees and letters of credit described above were $81 million and $168 million at September 28, 2008, respectively, and $39 million and $193 million at December 31, 2007, respectively, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation for us. At September 28, 2008 and December 31, 2007, we had an estimated liability of $3 million related to these guarantees and letters of credit. Also included in guarantees and letters of credit described above were $86 million and $6 million at September 28, 2008, respectively, and $85 million and $21 million at December 31, 2007, respectively, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies whose financial condition could be significantly affected by a number of factors, including rising fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including record fuel prices and tightening credit markets, these companies may increasingly experience difficulties meeting their financial commitments. At September 28, 2008 and December 31, 2007, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $190 million relating to 135 aircraft and approximately $250 million relating to 156 aircraft, respectively. The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, we evaluate many factors including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to the System for the Vigilance of the Amazon (SIVAM) program performed by Network Centric Systems. Loan repayments by the Brazilian Government were current at September 28, 2008.

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

In May 2006, international arbitration hearings commenced against us as the successor to the Hughes Electronics defense business in connection with certain claims brought in 2004 relating to an alleged 1995 Workshare Agreement. The asserted claims involve breach of contract, intellectual property infringement and other related matters. The arbitrator stayed the liability decision on certain of the claims while the parties engage in settlement discussions. The ultimate resolution of this matter, however, remains uncertain and difficult to predict. We believe that we have meritorious defenses to these claims and intend to continue to contest them vigorously. An adverse resolution of this matter could have a material effect on our results of operations.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

10. Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), for our financial assets and liabilities. Our adoption of SFAS No. 157 did not impact our financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), we elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 to have a material impact on our financial position, results of operations or liquidity. We did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed on a recurring basis as of September 28, 2008.

SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by SFAS No. 157, as well as the assets and liabilities that we value using those levels of inputs.

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are investments in marketable securities held in Rabbi Trusts that we use to pay benefits under certain of our non-qualified deferred compensation plans. Our Level 1 liabilities include our obligations to pay certain non-qualified deferred compensation plan benefits. Under these non-qualified deferred compensation plans, participants designate investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts. We include foreign exchange forward contracts that we trade in an active exchange market in our Level 1 assets and liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or we corroborate by observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets are interest rate swaps whose fair value we determine using a pricing model predicated upon observable market inputs.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. Our Level 3 asset relates to our subordinated retained interest in general aviation finance receivables (Subordinated Retained Interest) that we sold in previous years. We estimated the fair value for this asset based on the present value of the future expected cash flows using certain unobservable inputs, including the collection periods for the underlying receivables and a credit adjusted rate of 5.42% at September 28, 2008 and 7.04% at December 31, 2007. These unobservable inputs reflect our suppositions about the assumptions market participants would use in pricing this asset.

The following table sets forth the financial assets and liabilities as of September 28, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, we classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

(In millions)	Level 1	Level 2	Level 3	Balances as of Sept. 28, 2008
Assets
Marketable securities(1)	$252	$—	$—	$252
Subordinated Retained Interest	—	—	67	67
Foreign exchange forward contracts	28	—	—	28
Interest rate swaps	—	13	—	13
Liabilities
Deferred compensation(2)	173	—	—	173
Foreign exchange forward contracts	33	—	—	33

(1)	Investments in marketable securities held in Rabbi Trusts associated with certain of our non-qualified deferred compensation plans, which we include in Other assets, net.
(2)	Obligations to pay benefits under certain of our non-qualified deferred compensation plans, which we include in accrued retiree benefits and other long-term liabilities.

Activity of our Subordinated Retained Interest that we reflect in discontinued operations was as follows:

(In millions)
Balance at January 1, 2008	$63
Total gains (realized/unrealized)
Included in Income (loss) from discontinued operations	3
Included in Other comprehensive income (loss)	1
Balance at September 28, 2008	$67

11. Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have an impact on our financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) expands the definition of a business and establishes the use of the “acquisition method” for business combinations. This method requires all assets and liabilities, including goodwill, of an acquired business to be measured at fair value on the acquisition date. Among other things, the standard requires entities to expense most transaction and restructuring costs, establishes fair value measurement for contingent consideration in earnings, and requires capitalization of in-process research and development. The standard also modifies the recording and presentation of deferred taxes. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Our adoption of SFAS No. 141(R) is not expected to materially impact our consolidated financial position, results of operations, or liquidity when it becomes effective. Subsequent to our adoption of SFAS No. 141(R), the resolution of existing balances related to uncertain tax positions from prior acquisitions that differ from previously recorded amounts will be adjusted through earnings.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of equity in our consolidated balance sheet. Our consolidated statements of operations will include: (1) net income from Raytheon and the minority shareholders’ share of earnings and (2) a new category called net earnings attributable to Raytheon, which is similar to our current presentation of net income. SFAS No. 160 will also expand disclosures to clearly distinguish between our interests and the interests’ of noncontrolling owners. Our primary noncontrolling interest relates to Thales-Raytheon Systems Co. LLC (TRS LLC), which we control and consolidate. Both TRS LLC and Thales-Raytheon Systems Co. Ltd. (TRS), an equity method investment which has the principal economic interest in TRS LLC, are components in computing the operating results of our Network Centric Systems segment. Upon adoption of SFAS No. 160, we will present the noncontrolling interest in TRS LLC and the related equity method investment in TRS net of any obligations or interests to Raytheon. This will effectively reduce our minority interest in TRS LLC and the balance of our equity investment in TRS. The effect of this as of December 31, 2007 will be to reduce the balance of the equity investment in TRS by approximately $140 million, with a corresponding decrease in the reported noncontrolling interest. SFAS No. 160 is effective beginning January 1, 2009 and will be applied prospectively, except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. SFAS No. 160 does not impact the calculation of net income or EPS attributable to Raytheon shareholders.

Other new pronouncements issued but not effective until after September 28, 2008, are not expected to have a material impact on our financial position, results of operations, or liquidity.

12. Acquisitions

In the nine months ended September 28, 2008, we acquired Telemus Solutions, Inc., and SI Government Solutions for $52 million in cash. We recorded $39 million of goodwill and $9 million in intangible assets, primarily related to intellectual property, at Intelligence and Information Systems in connection with these acquisitions.

With respect to the unaudited consolidated financial information of Raytheon Company for the three and nine months ended September 28, 2008 and September 23, 2007, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 23, 2008, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries (the Company) as of September 28, 2008, and the related consolidated statements of operations for each of the three and nine month periods ended September 28, 2008 and September 23, 2007, and the consolidated statements of cash flows for the nine month periods ended September 28, 2008 and September 23, 2007. This interim financial information is the responsibility of the Company’s management.

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

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

October 23, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop technologically advanced, integrated products, services and solutions in four core defense markets: Sensing; Effects; Command, Control, Communications and Intelligence (C3I); and Mission Support. We serve all branches of the U.S. Military and numerous other U.S. Government agencies, as well as the North Atlantic Treaty Organization (NATO) and many allied governments.

We operate in six business segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2007.

The following discussion should be read in conjunction with our Form 10-K for the year ended December 31, 2007 and our Financial Statements included in this Form 10-Q.

Consolidated Results of Operations

As described in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may cause the number of workdays in the current and comparable prior interim period to differ and could affect period-to-period comparisons. There were 63 workdays in the third quarters of 2008 and 2007, and 190 workdays in the first nine months of 2008, as compared to 186 workdays in the first nine months of 2007. The following discussions of comparative results among periods should be viewed in this context.

We generally express changes in sales in terms of volume in our discussions of comparative period results. Volume generally refers to increases or decreases in revenues related to varying production activity or service levels on individual contracts. Volume changes will typically drive a corresponding margin change based on the profit rate for a particular contract. We generally express changes in segment operating income in terms of volume or changes in program performance. Segment operating margin reflects the performance on programs and changes in contract mix. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. We record changes in estimates of contract sales, costs and profits using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes in estimates on current and prior periods.

	Three Months Ended		% of Net Sales
(In millions, except percentages)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Net sales	$5,864	$5,219
Gross margin	1,190	1,069	20.3%	20.5%
Administrative and selling expenses	380	355	6.5	6.8
Operating income	680	572	11.6	11.0
Interest expense	29	41	0.5	0.8
Interest income	16	42	0.3	0.8
Income from continuing operations	427	380	7.3	7.3
Income (loss) from discontinued operations, net of tax	—	(81)	—	-1.6
Net income	427	299	7.3	5.7

	Nine Months Ended		% of Net Sales
(In millions, except percentages)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Net sales	$17,088	$15,301
Gross margin	3,485	3,101	20.4%	20.3%
Administrative and selling expenses	1,156	1,042	6.8	6.8
Operating income	1,950	1,682	11.4	11.0
Interest expense	97	155	0.6	1.0
Interest income	56	127	0.3	0.8
Income from continuing operations	1,253	1,059	7.3	6.9
(Loss) income from discontinued operations, net of tax	(2)	921	—	6.0
Net income	1,251	1,980	7.3	12.9

The overall increase in sales in the third quarter of 2008 was spread across all segments as discussed below in Segment Results. Sales to the U.S. Department of Defense (DoD) were 83.1% of sales compared to 81.8% of sales in the third quarter of 2008 and 2007, respectively, and total sales to the U.S. Government were 86.7% of sales in the third quarter of 2008 compared to 86.2% of sales in the third quarter of 2007. Included in U.S. Government sales were foreign military sales of $494 million and $446 million in the third quarter of 2008 and 2007, respectively. Total international sales, including foreign military sales, were $1,175 million or 20.0% of sales in the third quarter of 2008 compared to $1,098 million or 21.0% of sales in the third quarter of 2007.

The overall increase in sales in the first nine months of 2008 was spread across all segments as discussed below in Segment Results. Sales to the U.S. DoD were 83.2% of sales compared to 81.1% of sales in the first nine months of 2008 and 2007, respectively, and total sales to the U.S. Government were 87.2% of sales compared to 86.3% of sales in the first nine months of 2008 and 2007, respectively. Included in U.S. Government sales were foreign military sales of $1,341 million and $1,148 million in the first nine months of 2008 and 2007, respectively. Total international sales, including foreign military sales, were $3,341 million or 19.6% of sales in the first nine months of 2008 compared to $3,099 million or 20.3% of sales in the first nine months of 2007.

Gross margin reflects a FAS/CAS Pension Adjustment of $26 million and $67 million of expense in the third quarter of 2008 and 2007, respectively, and $93 million and $192 million of expense in the first nine months of 2008 and 2007, respectively. The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results, represents the difference between our pension expense or income under Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense under Cost Accounting Standards (CAS). SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements for pension plans that we determine by other factors. CAS prescribe the allocation to and recovery of pension costs on U.S. Government contracts and are a major factor in determining our pension funding requirements. Our segment results only include pension expense as determined under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

In accordance with the requirements of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 87, pension and other postretirement benefit assets and liabilities are valued annually at the end of the year for purposes of determining funded status and future year pension expense. Our long-term return on assets and discount rate assumptions are key variables in making such determinations and are discussed in more detail under “Critical Accounting Estimates” within Item 7 of our Form 10-K for the year ended December 31, 2007. There has been a negative return on pension assets through September 28, 2008 compared to our assumption of a positive annual return of 8.75% at December 31, 2007. If the actual rate of return on our plan assets continues to be below our assumed 8.75% rate of return through December 31, 2008, it would negatively impact our funded status at year-end and increase pension expense in future years. In addition, if the current corporate bond yield environment as of September 28, 2008 continues through December 31, 2008, it may result in a higher discount rate than our discount rate assumption of 6.5% at December 31, 2007 and positively impact our funded status at year-end. The ultimate impact on our future pension expense and funded status will be determined based upon market conditions in effect when we perform our annual valuation for the December 31, 2008 financial statements.

Included in operating income is Corporate and Eliminations. Corporate and Eliminations includes Corporate expenses and intersegment profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio. We describe below the changes in operating income by segment and from Corporate and Eliminations.

The decrease in interest expense in the third quarter of 2008 and the first nine months of 2008 compared to the third quarter of 2007 and the first nine months of 2007 was primarily due to lower average outstanding debt.

The decrease in interest income in the third quarter of 2008 and the first nine months of 2008 compared to the third quarter of 2007 and the first nine months of 2007 was primarily due to a decrease in interest rates.

Included in income from continuing operations was other expense, net of $18 million in the third quarter of 2008 and $9 million in the third quarter of 2007. Included in other expense, net in the third quarter of 2008 was an $18 million loss on investments held in certain rabbi trusts which are used to fund certain of our non-qualified deferred compensation plans. Included in income from continuing operations was other expense, net of $21 million in the first nine months of 2008 and $68 million in the first nine months of 2007. Other expense, net in the first nine months of 2007 included a $59 million loss on the repayment of long-term debt.

The effective tax rate from continuing operations was 34.2% and 32.6% in the third quarter of 2008 and 2007, respectively, and 33.6% and 33.2% in the first nine months of 2008 and 2007, respectively, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. The effective tax rate in the third quarter of 2008 was lower than the statutory rate due to manufacturing tax benefits and certain dividend deductions, and was partially offset by various non-deductible expenses. The effective tax rate in the first nine months of 2008 was lower than the statutory rate due to manufacturing tax benefits, certain dividend deductions and tax benefits related to certain refund claims, and was partially offset by various non-deductible expenses. The effective tax rate in the third quarter of 2007 and the first nine months of 2007 was lower than the statutory rate due to manufacturing tax benefits, certain dividend deductions and the research and development tax credit, and was partially offset by various non-deductible expenses. The effective rate in the third quarter of 2008 was 1.6% higher than the third quarter of 2007 primarily due to the expiration of the research and development tax credit in 2007. The effective tax rate in the first nine months of 2008 was 0.4% higher than the first nine months of 2007 primarily due to the research and development tax credit expiration in 2007 partially offset by the tax benefits related to certain refund claims in the first quarter of 2008. On October 3, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was enacted. This legislation retroactively reinstated the research and development tax credit, which had expired in 2007, for 2008. As a result, we will record a benefit of approximately $18 million in the fourth quarter of 2008 representing the benefit of the research and development tax credit for the full year.

Income from continuing operations was $427 million or $1.01 per diluted share on 421.6 million average shares outstanding in the third quarter of 2008 compared to $380 million or $0.86 per diluted share on 443.0 million average shares outstanding in the third quarter of 2007. The increase in income from continuing operations of $47 million in the third quarter of 2008 compared to the third quarter of 2007 was primarily due to $67 million of volume, net of program performance, discussed below in Segment Results, lower FAS/CAS expense of $41 million, and lower interest expense of $12 million, offset by higher taxes of $38 million related primarily to our higher income and lower interest income of $26 million.

Income from continuing operations was $1,253 million or $2.93 per diluted share on 427.2 million average shares outstanding in the first nine months of 2008, as compared to $1,059 million or $2.36 per diluted share on 448.2 million average shares outstanding in the first nine months of 2007. The increase in income from continuing operations of $194 million in the first nine months of 2008 compared to the first nine months of 2007 was primarily due to $169 million of volume, net of program performance, discussed below in Segment Results, lower FAS/CAS expense of $99 million, lower interest expense of $58 million, and lower other expense, net of $47 million primarily related to the loss on repurchases of debt noted above, offset by higher taxes of $108 million related primarily to our higher income and lower interest income of $71 million. Included in the $169 million of volume, net of program performance, in the first nine months of 2008 is a $17 million decrease in Corporate and Eliminations compared to the first nine months of 2007 driven primarily by a decrease in Corporate expenses in the first quarter of 2008.

Included in income (loss) from discontinued operations, net of tax, in the first nine months of 2007 was $986 million related to the gain on sale of Raytheon Aircraft.

Net income decreased in the first nine months of 2008 primarily due to the gain on the sale of Raytheon Aircraft partially offset by increased income from continuing operations as noted above.

Segment Results

Segment financial results were as follows:

	Net Sales
	Three Months Ended		Nine Months Ended
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Integrated Defense Systems	$1,276	$1,147	$3,725	$3,405
Intelligence and Information Systems	801	680	2,322	1,934
Missile Systems	1,351	1,247	4,017	3,631
Network Centric Systems	1,145	1,036	3,385	3,017
Space and Airborne Systems	1,092	1,016	3,183	3,045
Technical Services	689	554	1,857	1,531
Corporate and Eliminations	(490)	(461)	(1,401)	(1,262)
Total	$5,864	$5,219	$17,088	$15,301

	Operating Income
	Three Months Ended		Nine Months Ended
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Integrated Defense Systems	$206	$206	$626	$617
Intelligence and Information Systems	67	64	186	182
Missile Systems	145	139	438	393
Network Centric Systems	143	123	411	379
Space and Airborne Systems	147	121	412	383
Technical Services	45	37	125	92
FAS/CAS Pension Adjustment	(26)	(67)	(93)	(192)
Corporate and Eliminations	(47)	(51)	(155)	(172)
Total	$680	$572	$1,950	$1,682

	Funded Backlog(1)		Total Backlog
(In millions)	Sept. 28, 2008	Dec. 31, 2007	Sept. 28, 2008	Dec. 31, 2007
Integrated Defense Systems	$4,334	$4,781	$7,943	$9,296
Intelligence and Information Systems	2,199	2,325	5,518	5,636
Missile Systems	5,514	5,218	9,949	9,379
Network Centric Systems	4,045	3,957	5,498	5,102
Space and Airborne Systems	3,164	3,037	5,246	5,276
Technical Services	1,889	1,200	2,831	1,925
Total	$21,145	$20,518	$36,985	$36,614
(1) Funded Backlog excludes U.S. and foreign government contracts for which funding has not been appropriated.

	Bookings(1)
	Three Months Ended		Nine Months Ended
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Integrated Defense Systems	$516	$1,625	$2,603	$3,931
Intelligence and Information Systems	698	1,441	2,493	2,540
Missile Systems	1,098	965	4,671	3,282
Network Centric Systems	1,090	1,034	3,577	3,163
Space and Airborne Systems	1,091	917	2,638	2,184
Technical Services	1,273	341	2,286	1,137
Corporate	—	4	22	80
Total	$5,766	$6,327	$18,290	$16,317
(1)	Bookings in each period are influenced by timing of awards that may cover multiple fiscal years and excludes contract cancellations and terminations and the impact of foreign exchange.

Integrated Defense Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 28, 2008	Sept. 23, 2007	% Change	Sept. 28, 2008	Sept. 23, 2007	% Change
Net Sales	$1,276	$1,147	11.2%	$3,725	$3,405	9.4%
Operating Income	206	206	—%	626	617	1.5%
Operating Margin	16.1%	18.0%		16.8%	18.1%
Bookings	$516	$1,625	-68.2%	$2,603	$3,931	-33.8%

Net Sales. The increases in sales of $129 million in the third quarter of 2008, and $320 million in the first nine months of 2008 was primarily due to $91 million and $224 million, respectively, of higher volume from two joint battlefield sensor programs and a U.S. Navy combat systems program.

Operating Income and Margin. Operating income was $206 million in the third quarter of 2008, the same as the third quarter of 2007, which reflects increased volume partially offset by a change in contract mix driven primarily by the completion of certain programs and program performance adjustments. The decline in operating margin was primarily due to this change in contract mix and program performance adjustments. IDS also benefited from the sales of certain software licenses in the third quarter of 2007.

The increase in operating income of $9 million in the first nine months of 2008 was primarily due to increased volume, partially offset by favorable performance adjustments recorded on certain programs in the first nine months of 2007 and the change in contract mix. The decline in operating margin was primarily due to favorable program performance adjustments in the first nine months of 2007 and the change in contract mix.

Backlog and Bookings. Backlog was $7,943 million at September 28, 2008 compared to $9,296 million at December 31, 2007. The decrease in backlog was primarily due to higher bookings in the first nine months of 2007. Bookings in the third quarter of 2008 were $1,109 million lower than the third quarter of 2007, primarily due to a booking of $958 million in the third quarter of 2007 for the production phase of mission support equipment for the two lead Zumwalt-class destroyers for the U.S. Navy.

Bookings in the first nine months of 2008 were $1,328 million lower than the first nine months of 2007, primarily due to bookings in the first nine months of 2007 of $1,187 million for the U.S. Navy’s Zumwalt Class Destroyer program and $513 million for certain Patriot programs including an international technical support program, an engineering services support program, the Patriot Pure Fleet program and a Guidance Enhanced Missile-Tactical (GEM-T) upgrade program, partially offset by the Patriot awards described below. In the first nine months of 2008, IDS booked $510 million on certain contracts for the design, development and support of the Patriot system for international customers, including $285 million for South Korea, $140 million for Kuwait and $85 million for Taiwan. IDS also booked $133 million to provide engineering services support for a Patriot air and missile defense program and $143 million for the Rapid Aerostat Initial Deployment (RAID) program, both for the U.S. Army.

Intelligence and Information Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 28, 2008	Sept. 23, 2007	% Change	Sept. 28, 2008	Sept. 23, 2007	% Change
Net Sales	$801	$680	17.8%	$2,322	$1,934	20.1%
Operating Income	67	64	4.7%	186	182	2.2%
Operating Margin	8.4%	9.4%		8.0%	9.4%
Bookings	$698	$1,441	-51.6%	$2,493	$2,540	-1.9%

Net Sales. The increases in sales of $121 million in the third quarter of 2008 and $388 million in the first nine months of 2008 were primarily due to $65 million and $226 million, respectively, of higher volume from an advanced border control and security program.

Operating Income and Margin. The increases in operating income of $3 million in the third quarter of 2008 and $4 million in the first nine months of 2008 were primarily due to increased volume, partially offset by certain acquisition costs and other investments in cyber operations and information security capabilities. The decline in operating margin in the third quarter of 2008 and the first nine months of 2008 was primarily due to the acquisition costs and investments noted above.

Backlog and Bookings. Backlog was $5,518 million at September 28, 2008 compared to $5,636 million at December 31, 2007. Bookings in the third quarter of 2008 were $743 million lower than the third quarter of 2007, primarily due to bookings of $781 million in the third quarter of 2007 on the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program. In the third quarter of 2008, IIS booked $294 million on a number of classified contracts and $119 million on the Consolidated Field Services (CFS) contract to provide support to the U.S. Air Force.

Bookings in the first nine months of 2008 were $47 million lower than the first nine months of 2007. In the first nine months of 2008, IIS booked $1,347 million on a number of classified contracts, including $379 million and $171 million on two major classified programs.

Missile Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 28, 2008	Sept. 23, 2007	% Change	Sept. 28, 2008	Sept. 23, 2007	% Change
Net Sales	$1,351	$1,247	8.3%	$4,017	$3,631	10.6%
Operating Income	145	139	4.3%	438	393	11.5%
Operating Margin	10.7%	11.1%		10.9%	10.8%
Bookings	$1,098	$965	13.8%	$4,671	$3,282	42.3%

Net Sales. The increase in sales in the third quarter of 2008 of $104 million was primarily due to $91 million of higher volume from the Advanced Medium-Range Air-to-Air Missile (AMRAAM) and Phalanx programs.

The increase in sales in the first nine months of 2008 of $386 million was primarily due to $303 million of higher volume on the Phalanx, PavewayTM, Rolling Airframe Missile (RAM), AMRAAM and Tube-launched Optically guided Wire controlled (TOW) programs.

Operating Income and Margin. The increases in operating income of $6 million in the third quarter of 2008 and $45 million in the first nine months of 2008 were primarily due to higher volume. Operating margins in the third quarter of 2008 and the first nine months of 2008 were relatively consistent with the third quarter of 2007 and the first nine months of 2007, respectively.

Backlog and Bookings. Backlog was $9,949 million at September 28, 2008 compared to $9,379 million at December 31, 2007. The increase in backlog was primarily due to higher bookings in the first nine months of 2008. Bookings in the third quarter of 2008 were $133 million higher than the third quarter of 2007. In the third quarter of 2008, MS booked $200 million for the production of Phalanx Weapons Systems for the U.S. Navy, $125 million for the development of the U.S Army-led Joint Air to Ground Missile (JAGM) program and $114 million for the production of the RAM program for an international customer.

Bookings in the first nine months of 2008 were $1,389 million higher than the first nine months of 2007. In addition to the bookings noted above, in the first nine months of 2008, MS booked $1,004 million for the production of Standard Missile-3 (SM-3) for the U.S. Navy and the Missile Defense Agency, $412 million for the production of the AMRAAM program for international customers and the U.S. Air Force and $293 million for the production of Tactical Tomahawk cruise missiles for the U.S Navy.

Network Centric Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 28, 2008	Sept. 23, 2007	% Change	Sept. 28, 2008	Sept. 23, 2007	% Change
Net Sales	$1,145	$1,036	10.5%	$3,385	$3,017	12.2%
Operating Income	143	123	16.3%	411	379	8.4%
Operating Margin	12.5%	11.9%		12.1%	12.6%
Bookings	$1,090	$1,034	5.4%	$3,577	$3,163	13.1%

Net Sales. The increase in sales in the third quarter of 2008 of $109 million was primarily due to higher volume from certain U.S. Army programs, including a communications program and an integrated ground combat surveillance program.

The increase in sales in the first nine months of 2008 of $368 million was primarily due to $324 million of higher volume from certain U.S. Army programs, including a communications program, an integrated ground combat surveillance program and a long-range multi-sensor system program.

Operating Income and Margin. The increases in operating income of $20 million in the third quarter of 2008 and $32 million in the first nine months of 2008 were primarily due to increased volume on certain U.S. Army programs. The increase in operating margin in the third quarter of 2008 was primarily due to favorable program performance. The decline in operating margin in the first nine months of 2008 was primarily due to favorable performance adjustments in the first and second quarters of 2007, principally on certain U.S. Army programs.

Backlog and Bookings. Backlog was $5,498 million at September 28, 2008 compared to $5,102 million at December 31, 2007. Bookings in the third quarter of 2008 were $56 million higher than the third quarter of 2007. In the third quarter of 2008, NCS booked $233 million for the design and development phase of the Joint Precision Approach and Landing System (JPALS) for the U.S. Navy.

Bookings in the first nine months of 2008 were $414 million higher than the first nine months of 2007, primarily due to higher U.S. Army awards. In addition to the JPALS booking noted above, in the first nine months of 2008, NCS booked $356 million to provide Horizontal Technology Integration (HTI) forward-looking infrared kits and $126 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) for the U.S. Army. NCS also booked $228 million for the production of Improved Target Acquisition Systems (ITAS) for the U.S. Army and the U.S. Marine Corps and $115 million for the Airborne, Maritime and Fixed Site (AMF) Joint Tactical Radio System (JTRS) program.

Space and Airborne Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 28, 2008	Sept. 23, 2007	% Change	Sept. 28, 2008	Sept. 23, 2007	% Change
Net Sales	$1,092	$1,016	7.5%	$3,183	$3,045	4.5%
Operating Income	147	121	21.5%	412	383	7.6%
Operating Margin	13.5%	11.9%		12.9%	12.6%
Bookings	$1,091	$917	19.0%	$2,638	$2,184	20.8%

Net Sales. The increase in sales in the third quarter of 2008 of $76 million was primarily due to higher volume on certain sensor and domestic tactical airborne radar programs, partially offset by a $44 million decrease in volume on an international tactical airborne radar program and a classified program.

The increase in sales in the first nine months of 2008 of $138 million was primarily due to higher volume on certain sensor programs, partially offset by a $126 million decrease in volume on a classified program and an international advanced countermeasures program.

Operating Income and Margin. The increase in operating income of $26 million and margin in the third quarter of 2008 was primarily due to improved program performance.

The increase in operating income of $29 million in the first nine months of 2008 was primarily due to increased volume. Operating margin in the first nine months of 2008 remained relatively consistent with the first nine months of 2007.

Backlog and Bookings. Backlog was $5,246 million at September 28, 2008 compared to $5,276 million at December 31, 2007. Bookings in the third quarter of 2008 were $174 million higher than the third quarter of 2007. In the third quarter of 2008, SAS booked $434 million on a number of classified contracts.

Bookings in the first nine months of 2008 were $454 million higher than the first nine months of 2007, primarily due to an increase in classified bookings. In the first nine months of 2008, SAS booked $948 million on a number of classified contracts compared to $400 million in the first nine months of 2007.

Technical Services

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 28, 2008	Sept. 23, 2007	% Change	Sept. 28, 2008	Sept. 23, 2007	% Change
Net Sales	$689	$554	24.4%	$1,857	$1,531	21.3%
Operating Income	45	37	21.6%	125	92	35.9%
Operating Margin	6.5%	6.7%		6.7%	6.0%
Bookings	$1,273	$341	273.3%	$2,286	$1,137	101.1%

Net Sales. The increases in sales of $135 million in the third quarter of 2008 and $326 million in the first nine months of 2008 were primarily due to $123 million and $235 million, respectively, of growth on our training programs, principally on the U.S. Army’s Warfighter Field Operations Customer Support (FOCUS) contract.

Operating Income and Margin. The increase in operating income of $8 million in the third quarter of 2008 was primarily due to increased volume. Operating margin in the third quarter of 2008 remained relatively consistent with the third quarter of 2007.

The increase in operating income of $33 million in the first nine months of 2008 was primarily due to favorable performance on certain programs and increased volume. The increase in operating margin in the first nine months of 2008 was primarily due to improved program performance.

Backlog and Bookings. Backlog was $2,831 million at September 28, 2008, compared to backlog of $1,925 million at December 31, 2007. The increase in backlog was primarily due to increased bookings in the first nine months of 2008. Bookings in the third quarter of 2008 were $932 million higher than the third quarter of 2007, primarily due to $437 million for the Air Traffic Control Optimum Training Solution (ATCOTS) contract to provide training for the Federal Aviation Administration (FAA), additional bookings of $409 million for work on the Warfighter FOCUS contract for the U.S. Army, bringing year-to-date bookings on the program to $827 million, and $205 million on the U.S. Antarctic program for the National Science Foundation.

Bookings in the first nine months of 2008 were $1,149 million higher than the first nine months of 2007, primarily due to the Warfighter FOCUS and ATCOTS bookings noted above, partially offset by prior period bookings on work for the Department of Energy and the Defense Threat Reduction Agency (DTRA).

Discontinued Operations

Results from discontinued operations were as follows:

	Three Months Ended
	Net Sales		Pretax Loss		After-tax Income (Loss)
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Raytheon Aircraft	$—	$—	$1	$(2)	$—	$(2)
Flight Options	—	136	—	(95)	—	(76)
Other Discontinued Operations	—	—	(2)	(3)	—	(3)
Total	$—	$136	$(1)	$(100)	$—	$(81)

	Nine Months Ended
	Net Sales		Pretax (Loss) Income		After-tax (Loss) Income
(In millions)	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007	Sept. 28, 2008	Sept. 23, 2007
Gain on sale of Raytheon Aircraft	$—	$—	$—	$1,598	$—	$986
Raytheon Aircraft	—	642	1	35	—	22
Flight Options	—	401	—	(107)	—	(85)
Other Discontinued Operations	—	—	(5)	—	(2)	(2)
Total	$—	$1,043	$(4)	$1,526	$(2)	$921

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (Flight Options) businesses. As a result, we present Raytheon Aircraft, Flight Options and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. All residual activity relating to our disposed businesses appears in discontinued operations. In the third quarter of 2007, we recorded an $84 million pretax, $69 million after-tax impairment charge related to Flight Options’ goodwill and a portion of its intangible assets. In the second quarter of 2007, we completed the sale of Raytheon Aircraft for $3,318 million in gross proceeds, $3,117 million, net. In the first nine months of 2007, we recorded a gain on sale of $986 million, net of $612 million of federal, foreign and state taxes.

We retained certain assets and liabilities of these disposed businesses. In the second quarter of 2008, we collected the $9 million note receivable recorded in connection with the sale of Flight Options. At September 28, 2008, we had $70 million in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft and $65 million in current liabilities related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations, and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The IRS recently concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations, or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

Financial Condition and Liquidity

We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions and research and development; managing our balance sheet, including debt repayments and pension contributions; and returning cash to our shareholders, including dividend payments and stock repurchases, as outlined below. Our need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. We currently expect that cash and cash equivalents, cash flow from operations and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, investment, debt service and other financing requirements during the next twelve months and for the foreseeable future.

Operating Activities – Net cash provided by operating activities was $1,571 million in the first nine months of 2008 compared to $265 million in the first nine months of 2007. Net cash provided by operating activities from continuing operations was $1,592 million in the first nine months of 2008 compared to $308 million in the first nine months of 2007. The increase in net cash provided by operating activities in the first nine months of 2008 was primarily due to lower tax payments, lower pension contributions and higher net income from continuing operations. In the first nine months of 2008, we made $225 million of federal and foreign tax payments, net of an approximately $97 million federal tax refund. We also made $66 million of net state tax payments. Tax payments in the first nine months of 2007, including net state tax payments, were $928 million, which includes $473 million related to the sale of Raytheon Aircraft. We expect federal and foreign tax payments, net of refunds, to be $522 million in 2008.

We make both discretionary and required contributions to our pension plans. As we make discretionary contributions, we accumulate a funding credit that we can use to offset our future calculated required contributions. The funding credit for our pension plans was $1.8 billion at September 28, 2008 and December 31, 2007. We did not make any discretionary contributions in the first nine months of 2008 due to the acceleration of a planned first quarter 2008 contribution of $500 million paid in December 2007. We made an aggregate of approximately $396 million of required contributions to our pension and other postretirement benefit plans in the first nine months of 2008. We made approximately $795 million of contributions to these plans in the first nine months of 2007, including $400 million of discretionary contributions to our pension plans. We expect to make required contributions of approximately $520 million and $30 million to our pension plans and our other postretirement benefit plans, respectively, in 2008. We will continue to periodically evaluate whether to make additional discretionary contributions.

Interest payments in the first nine months of 2008 and the first nine months of 2007 were $111 million and $186 million, respectively.

Investing Activities – Net cash used in investing activities in the first nine months of 2008 was $263 million compared to net cash provided by investing activities of $2,877 million in the first nine months of 2007. In the first nine months of 2008, we collected the $9 million note receivable recorded in connection with the sale of Flight Options. In the first nine months of 2007, we received net proceeds of $3,117 million related to the sale of Raytheon Aircraft, as discussed above in Discontinued Operations. Expenditures for property, plant and equipment were $167 million in the first nine months of 2008 compared to $160 million in the first nine months of 2007. Capitalized expenditures for internal use software were $58 million in the first nine months of 2008 compared to $51 million in the first nine months of 2007. We expect our expenditures for property, plant and equipment and internal use software to be approximately $360 million and $80 million, respectively, in 2008, which reflects the anticipated growth of our business and specific investments. In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria and divest of certain non-core businesses and investments and assets when appropriate. In the first nine months of 2008, we acquired SI Government Solutions and Telemus Solutions, Inc. for $52 million in the aggregate.

Financing Activities – Net cash used in financing activities was $1,202 million in the first nine months of 2008 compared to $2,993 million in the first nine months of 2007. In the first nine months of 2007, we made debt repayments of $566 million and we exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $1,039 million of our long-term debt maturing between 2008-2010 at a loss of $59 million pretax, which is included in other expense, net. Dividends paid to stockholders were $344 million in the first nine months of 2008 compared to $331 million in the first nine months of 2007. In March 2008, our Board of Directors authorized an increase to our annual dividend payout rate from $1.02 to $1.12 per share. Although we do not have a formal dividend policy, we believe that a reasonable dividend payout ratio is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). Dividends are subject to quarterly approval by our Board of Directors.

In October 2007, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. In the first nine months of 2008, we repurchased 16.7 million shares of our common stock for $1,020 million under this program. In the first nine months of 2007, we repurchased 23.3 million shares of our common stock for $1,301 million under previous stock repurchase programs. As of September 28, 2008, we had $750 million available under our stock repurchase program. The Board of Directors, on October 22, 2008, authorized the repurchase of an additional $2.0 billion of the Company’s outstanding common stock. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Capital Structure and Resources

Total debt was $2.3 billion at September 28, 2008 and December 31, 2007. Our outstanding debt bears interest at fixed rates ranging from 4.9% to 7.2% and matures at various dates through 2028. We have, however, entered into various interest rate swaps that correspond to a portion of our fixed-rate debt in order to effectively hedge interest rate risk by converting that portion of our total fixed-rate debt to variable-rate debt based on LIBOR. The notional value of interest rate swaps outstanding was $575 million at September 28, 2008 and December 31, 2007. Total debt as a percentage of total capital was 15.2% at September 28, 2008 and 15.3% at December 31, 2007.

Cash and cash equivalents were $2.8 billion at September 28, 2008 compared to $2.7 billion at December 31, 2007. We invest cash directly in U.S. Treasuries, commercial paper of financial institutions and corporations with AA-/Aa3 or better long-term and A-1+/P-1 short-term debt ratings, AAA/Aaa U.S. Treasury money market funds and interest bearing accounts.

We have a $2.2 billion bank revolving credit facility under which we can draw down on lines of credit and use the credit facility to support letters of credit and commercial paper that we may issue for short-term liquidity. The credit facility matures in March 2010 and borrowings under the credit facility bear interest based on LIBOR. As of September 28, 2008 and December 31, 2007, there were no borrowings under the credit facility. We had, however, approximately $40 million and $60 million of outstanding letters of credit at September 28, 2008 and December 31, 2007, respectively, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under the credit facility, we must comply with certain covenants, including the ratio of total debt to total capital of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with the covenants during the first nine months of 2008 and 2007 and expect to be in compliance throughout the remainder of 2008.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. In 2005, Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a $150 million committed multicurrency revolving credit facility. There were no borrowings under the credit facility at September 28, 2008 and December 31, 2007. In addition, other uncommitted bank lines totaled approximately $15 million at September 28, 2008 and December 31, 2007. There were no amounts outstanding under these lines of credit at September 28, 2008 and December 31, 2007. Compensating balance arrangements are not material.

Our credit ratings consisted of the following at:

	Sept. 28, 2008			Dec. 31, 2007
	Fitch	Moody’s	Standard & Poor’s	Fitch	Moody’s	Standard & Poor’s

Short-term debt	F2	P-2	A-2	F2	P-2	A-2
Long-term senior debt	A-	Baa1	A-	BBB+	Baa1	BBB+

The capacity of our current shelf registration, filed with the SEC earlier today, is $3.0 billion, of which $450 million is being used for the registration of common stock issuable under certain outstanding settlement warrants which had previously been registered under a prior shelf registration. Our prior shelf registrations, which were due to expire in December 2008 and May 2009, have been cancelled.

During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing on revolvers, issuing debt and raising capital generally, which have had a material adverse impact on their liquidity. Given our current cash position, credit ratings, cash needs, and debt structure, along with the type of short-term investments we have made, we have not experienced any material issues and we continue to expect that our current liquidity, notwithstanding these adverse market conditions, will be sufficient to meet all our anticipated needs during the next twelve months and for the foreseeable future.

Commitments and Contingencies

We engage in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs is $159 million at September 28, 2008. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $111 million before U.S. Government recovery and had this amount accrued at September 28, 2008. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we recorded $75 million in contracts in process through September 28, 2008 for the estimated future recovery of these costs from the U.S. Government. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; as a result, we generally do not reflect the provision for these costs in our Financial Statements. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $303 million, $1,018 million and $111 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at September 28, 2008, respectively; and $261 million, $910 million and $104 million were outstanding at December 31, 2007, respectively. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there are no stated values also remain outstanding.

Included in guarantees and letters of credit described above were $81 million and $168 million at September 28, 2008, respectively, and $39 million and $193 million at December 31, 2007, respectively, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation for us. At September 28, 2008 and December 31, 2007, we had an estimated liability of $3 million related to these guarantees and letters of credit. Also included in guarantees and letters of credit described above were $86 million and $6 million at September 28, 2008, respectively, and $85 million and $21 million at December 31, 2007, respectively, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies whose financial condition could be significantly affected by a number of factors, including rising fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including record fuel prices and tightening credit markets, these companies may increasingly experience difficulties meeting their financial commitments. At September 28, 2008 and December 31, 2007, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $190 million relating to 135 aircraft and approximately $250 million relating to 156 aircraft, respectively. The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, we evaluate many factors including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to the System for the Vigilance of the Amazon (SIVAM) program performed by Network Centric Systems. Loan repayments by the Brazilian Government were current at September 28, 2008.

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

Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have an impact on our financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) expands the definition of a business and establishes the use of the “acquisition method” for business combinations. This method requires all assets and liabilities, including goodwill, of an acquired business to be measured at fair value on the acquisition date. Among other things, the standard requires entities to expense most transaction and restructuring costs, establishes fair value measurement for contingent consideration in earnings, and requires capitalization of in-process research and development. The standard also modifies the recording and presentation of deferred taxes. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Our adoption of SFAS No. 141(R) is not expected to materially impact our consolidated financial position, results of operations, or liquidity when it becomes effective. Subsequent to our adoption of SFAS No. 141(R), the resolution of existing balances related to uncertain tax positions from prior acquisitions that differ from previously recorded amounts will be adjusted through earnings.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of equity in our consolidated balance sheet. Our consolidated statements of operations will include: (1) net income from Raytheon and the minority shareholders’ share of earnings and (2) a new category called net earnings attributable to Raytheon, which is similar to our current presentation of net income. SFAS No. 160 will also expand disclosures to clearly distinguish between our interests and the interests’ of noncontrolling owners. Our primary noncontrolling interest relates to Thales-Raytheon Systems Co. LLC (TRS LLC), which we control and consolidate. Both TRS LLC and Thales-Raytheon Systems Co. Ltd. (TRS), an equity method investment which has the principal economic interest in TRS LLC, are components in computing the operating results of our NCS segment. Upon adoption of SFAS No. 160, we will present the noncontrolling interest in TRS LLC and the related equity method investment in TRS net of any obligations or interests to Raytheon. This will effectively reduce our minority interest in TRS LLC and the balance of our equity investment in TRS. The effect of this as of December 31, 2007 will be to reduce the balance of the equity investment in TRS by approximately $140 million, with a corresponding decrease in the reported noncontrolling interest. SFAS No. 160 is effective beginning January 1, 2009 and will be applied prospectively, except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. SFAS No. 160 does not impact the calculation of net income or EPS attributable to Raytheon shareholders.

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

Other new pronouncements issued but not effective until after September 28, 2008, are not expected to have a material impact on our financial position, results of operations, or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates. We enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our fixed-rate long-term financing arrangements. We also enter into foreign currency forward contracts with commercial banks to fix the value of commitments and payments to international vendors and the value of foreign currency denominated receipts. The market-risk sensitive instruments that we use for hedging directly relate to a particular asset, liability or transaction for which a firm commitment is in place.

The following tables provide information as of September 28, 2008 and December 31, 2007 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of September 28, 2008

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$453	$333	$1,503	$2,289	$(2,384)
Average interest rate	—%	—%	—%	4.85%	5.50%	6.50%	6.03%

As of December 31, 2007

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$453	$333	$1,503	$2,289	$(2,446)
Average interest rate	—%	—%	—%	4.85%	5.50%	6.50%	6.03%

As of September 28, 2008

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed to variable	$—	$—	$—	$250	$—	$325	$575	$13
Average variable rate paid	—%	—%	—%	3.46%	—%	4.05%	3.80%
Average fixed receive rate	—%	—%	—%	4.09%	—%	4.80%	4.49%

As of December 31, 2007

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed to variable	$—	$—	$—	$250	$—	$325	$575	$10
Average variable rate paid	—%	—%	—%	4.05%	—%	4.22%	4.14%
Average fixed receive rate	—%	—%	—%	4.09%	—%	4.80%	4.49%

Our foreign currency contracts consisted of the following major currencies at:

	Sept. 28, 2008		Dec. 31, 2007
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$375	$390	$278	$400
Canadian Dollars	193	34	240	61
European Euros	131	2	104	7
Australian Dollars	42	5	34	6
All other	67	—	122	4
Total	$808	$431	$778	$478

We reflect unrealized gains of $28 million pretax, $18 after-tax, in non-current assets and unrealized losses of $33 million pretax, $22 million after-tax, in current liabilities at September 28, 2008. The offset of these gains and losses is primarily in other comprehensive income (loss), net of tax. Gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign exchange rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules

13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of September 28, 2008.

Conclusion of Evaluation

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 28, 2008 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We engage in various stages of investigation and cleanup related to remediation of various environmental sites. We accrued all appropriate costs we expect to incur in connection therewith. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, we do not expect any additional liability to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations is contained in “Environmental Regulation” within Item 1, Item 1A. “Risk Factors,” and “Commitments and Contingencies” within Item 7 of our Form 10-K for the year ended December 31, 2007 and “Note 9: Commitments and Contingencies” within this Form 10-Q.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2007. There have been no material changes from the factors disclosed in our Form 10-K for the year ended December 31, 2007, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
July (June 30 – July 27, 2008)	6,014,859	$56.57	6,007,918	$750 million
August (July 28 – August 24, 2008)	—	—	—	750 million
September (August 25 – September 28, 2008)	2,043	55.17	—	750 million
Total	6,016,902	$56.57	6,007,918

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the third quarter of 2008 includes the surrender by employees of 8,984 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.
(2)	On October 24, 2007, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. The Board of Directors, on October 22, 2008, authorized the repurchase of an additional $2.0 billion of the Company’s outstanding common stock, which is not included above. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

ITEM 6.	EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

3.1	Raytheon Company Amended and Restated By-laws, as amended July 23, 2008.*

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President and Chief Accounting Officer
Principal Accounting Officer

October 23, 2008