Form 10-K
period 2008-12-31
RAYTHEON CO/
filed 2009-02-25
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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

Large accelerated filer ☒             Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 29, 2008, was approximately $23.4 billion.

The number of shares of Common Stock outstanding as of February 20, 2009 was 400,119,000.

Documents incorporated by reference and made a part of this Form 10-K:

Portions of the Registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Raytheon Company, together with its subsidiaries, is an industry leader in defense and government electronics, space, information technology and technical services. We design, develop, manufacture, integrate, support and provide a wide range of technologically advanced products, services and solutions for principally governmental customers in the United States and abroad. We act as a prime contractor or major subcontractor on numerous defense and related programs for the U.S. Government, which accounted for 87% of our sales in 2008.

We were founded in 1922 and are incorporated in the state of Delaware. We are the surviving company of the 1997 merger of HE Holdings, Inc. and Raytheon Company. Our principal executive offices are located at 870 Winter Street, Waltham, Massachusetts 02451.

In this section, we describe our business, including our business segments, product lines, customers, operations and other considerations. We also discuss some of our notable initiatives and achievements in 2008, such as certain key contract awards, new product introductions and acquisitions.

Business Segments

We operate in six business segments:

–	Integrated Defense Systems;
–	Intelligence and Information Systems;
–	Missile Systems;
–	Network Centric Systems;
–	Space and Airborne Systems; and
–	Technical Services.

Revenue and other financial information regarding our business segments is set forth on pages 43-51 of this Form 10-K.

Integrated Defense Systems (IDS)—IDS, headquartered in Tewksbury, Massachusetts, is a global capabilities integrator specializing in space, air, surface, subsurface and homeland security solutions. IDS leverages its core domain knowledge and key capabilities in sensors, command, control and communication (C3), effects and mission support to provide best-value solutions for warfighters and civil authorities.

In 2008, IDS, as the prime contractor for the Patriot Air & Missile Defense System, a long-range, high-altitude system designed to defeat advanced threats, provided Patriot Configuration 3 upgrades to the U.S. Army as well as major Patriot System upgrades and sales to international customers, including the United Arab Emirates. IDS also continued to serve as the prime mission systems integrator for all electronic and combat systems of the Zumwalt Class Destroyer program (DDG 1000), successfully completing the U.S. Navy’s Production Readiness Review as well as other major reviews and assessments on this program, as the program transitions to production. IDS’ Terminal High Altitude Area Defense (THAAD) and Upgraded Early Warning Radar (UEWR) radars were key components in a successful missile defense deployment and in various flight tests conducted by the U.S. Missile Defense Agency (MDA). IDS also continued to develop innovative solutions for applications in new markets, such as homeland security. IDS delivered the first sports utility vehicle-based mobile radiation detection system to the U.S. Department of Homeland Security’s Domestic Nuclear Detection Office (DNDO), which will allow the DNDO to provide flexible mobile radiation detection capability in a wide range of operational environments and will enhance border security and national defense by detecting and deterring the smuggling of nuclear materials through U.S. ports of entry, metropolitan and other areas.

IDS’ key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA and the Department of Homeland Security (DHS). Key international customers include Japan, Saudi Arabia, United Arab Emirates, Taiwan, Australia, Germany, Korea and the United Kingdom.

IDS has the following principal product lines:

–

Seapower Capability Systems (SCS)—SCS is leading the U.S. Navy’s Open Architecture initiative, serving as prime contractor of the Navy’s newest and most capable mission systems for the Zumwalt class destroyer under the DDG 1000 program. SCS is designing and producing DDG 1000 mission systems equipment, which includes the Total Ship Computing Environment, radar, sonar, associated electronics systems and the software and hardware for these systems. These capabilities are planned to be leveraged across the U.S. Navy’s family of ships. SCS also provides sensors and effectors for anti-submarine and mine warfare mission areas, advanced combat systems for submarines and amphibious ships, high performance fire control systems for surface combatants and ship integration technologies for domestic and international naval and maritime customers. SCS is the integrator for the BYG-1 combat system, a system of tactical control, weapons control and tactical network subsystems, to all U.S. submarines as well as to Australia’s Collins class submarines.

–

National and Theater Security Programs (NTSP)—NTSP provides integrated whole-life air and missile defense systems which enable warfighters to sense, detect and engage threats through air and ground-based sensors and command and control systems as well as joint system solutions and intelligence support for air and ballistic missile defense. NTSP produces systems and solutions such as Joint Land Attack Cruise Missile Defense Elevated Netted Sensor (JLENS), a theater-based, advanced sensor system that provides long-endurance, over-the-horizon detection and tracking capabilities required to defeat the threat of cruise missiles; Early Warning Radars, including the X-band Family-of-Radars, which enable threat detection, precision tracking, discrimination and classification of ballistic missile threats; and Surface Launched Advanced Medium Range Air to Air Missile (SL-AMRAAM), a state-of-the-art air defense system designed to defeat current and emerging cruise missiles and a wide range of air breathing threats.

–

Patriot Programs (PP)—PP, as the prime contractor, designs, develops and produces the Patriot Air & Missile Defense System, which serves as the foundation of the U.S. Army’s integrated air and missile defense against the escalating tactical ballistic missile threat. PP also provides the Patriot system to key international customers, including the Netherlands, Germany, Japan, Israel, Saudi Arabia, United Arab Emirates, Kuwait, Taiwan and Greece. In addition, PP provides the HAWK XXI system, an advanced air defense system against low- to medium-altitude air threats with advanced fire control and battle management, to a wide range of international and coalition partners.

–

Civil Security and Response Programs (CSRP)—CSRP provides integrated capabilities in surveillance and multi-domain awareness, knowledge management, decision support, and information fusion through a broad range of solutions to detect, identify, track and disseminate actionable information. CSRP’s current solutions include the Relocatable Over The Horizon Radar (ROTHR) system, a long range, land-based, wide area surveillance system; the ATHENA Data Fusion system, an information infrastructure that enables the integration of a wide range of information from a variety of sensors and other sources; and the Advanced Spectroscopic Portal (ASP), which provides the DHS with critically needed nuclear detection capability.

–

Global Business Operations (GBO)—GBO consists of a number of related IDS subsidiaries and programs, including Raytheon Sarcos, Raytheon Solipsys, Raytheon Anschütz and Raytheon Australia. These entities provide a wide spectrum of capabilities, including integrated Command and Control (C2) solutions for the domestic and international defense and homeland security markets, naval system capabilities for military and commercial markets worldwide, netted sensor solutions which efficiently provide a single integrated picture from data provided by many sensors, and Advanced Robotics such as the Exoskeleton Robotic Suit and the Multi-Dimensional Mobile Robot (snake). In Australia, GBO supports combat system design, development and procurement for major international programs such as the Hobart class Air Warfare Destroyer (AWD) and the Collins Class submarine. GBO leverages tools, processes and subject matter expertise developed on major U.S. programs to provide such capabilities to IDS international locations.

Intelligence and Information Systems (IIS)—IIS, headquartered in Garland, Texas, is a leading provider of intelligence and information systems to government and commercial customers in the U.S. Department of Defense and civil space, Intelligence, Surveillance and Reconnaissance (ISR), federal information technology, and homeland security markets. IIS leverages broad capabilities and expertise in signal and image processing, geospatial intelligence, air- and space-borne command and control, ground engineering support, weather and environmental management, information technology, identity management, information assurance and homeland security. IIS capabilities play a crucial role in the integration and exploitation of large volumes of diverse information from across the intelligence community.

In 2008, IIS continued to develop its business across the intelligence community while growing into international markets and other new opportunities. IIS expanded its existing e-Borders contract, an advanced border control and security program for the U.K. Home Office, to provide extended functionality and services for the program. IIS completed acceptance testing of the National Polar-orbiting Operational Environmental Satellite System (NPOESS) ground station. NPOESS will be used to monitor global environmental conditions and collect and disseminate data related to weather, atmosphere, oceans, land and near-space environments. IIS also completed significant milestones for the U.S. Air Force’s Global Positioning System (GPS) next-generation Control Segment (OCX). In addition, IIS continued to expand its cyber operations and information security capabilities, including through the acquisitions of SI Government Solutions and Telemus Solutions, Inc., two providers of strong niche capabilities who are well positioned with key customer relationships and technologies critical to cyber security and cyber operations.

IIS’ key customers include the U.S. Intelligence Community, the U.S. Department of Defense (DoD), the National Oceanographic and Atmospheric Association (NOAA), the National Aeronautics and Space Administration (NASA), the U.K. Home Office and the DHS.

IIS has the following principal product lines:

–

Strategic Intelligence Systems (SIS)—SIS provides system engineering, development, integration and life cycle support of complex, large-scale, commercial-off-the-shelf-based systems for proprietary and commercial imaging customers. SIS serves primarily classified customers and the U.K. Home Office with the e-Borders contract.

–

National Systems (NS)—NS provides systems and operational support for signal intelligence (SIGINT) and multi-intelligence (multi-INT) missions. Areas of concentration include mission/resource management, real-time mission execution, signal processing and analysis, information management and knowledge discovery, and operations, maintenance and engineering (OM&E) support. NS works on large mission systems integration projects for a variety of proprietary customers.

–

Operational Technologies and Solutions (OTS)—OTS provides information management systems, broadband broadcast systems and operations support through its diverse capabilities. These capabilities include managing state-of-the-art collection systems and products for human intelligence (HUMINT), and managing large volumes of information securely and reliably. OTS primarily serves clients in the intelligence community.

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

–

Space Systems (SS)—SS provides satellite command and control software and mission and resource management, end-to-end information and network management, and modeling and simulation capabilities to its customers. SS provides services in support of the monitoring, collection and dissemination of global environmental conditions data related to weather, atmosphere, oceans, land and near-space environment for the NPOESS program. SS programs also include the development of a new system design for the next generation GPS-OCX.

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

–

Information Security Solutions (ISS)—ISS develops and provides cutting-edge solutions and advanced development in information security systems to protect customers’ critical information and infrastructures from the most complex threats. ISS serves both U.S. Government agencies and commercial customers. In addition to expanding in information assurance and cyber-operations areas, Raytheon intends to leverage and incorporate the cyber-capabilities within ISS broadly across the Company, embedding information assurance technologies and know-how into many of its core solutions and products.

Missile Systems (MS)—MS, headquartered in Tucson, Arizona, is a premier developer and producer of missile systems for the armed forces of the U.S. and other allied nations. Leveraging its key capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting and netted systems, MS develops and supports a broad range of cutting edge weapon systems that includes missiles, smart munitions, projectiles, kinetic kill vehicles, space vehicles and directed energy effectors.

In 2008, MS continued to demonstrate its missile systems capabilities with several significant test successes and contract awards. MS and the U.S. Navy successfully conducted the first two flight tests of the Standard Missile 6 (SM-6) extended range anti-air warfare missile, which demonstrated the first successful integration of the Navy’s active missile technology into a weapon system that provides both near-term advanced anti-air warfare and future over-the-horizon capability. In addition, MS through its participation in the NetFires LLC, successfully launched the Non Line-of Sight Launch Systems (NLOS-LS) Precision Attack Missile taking the missile system closer toward providing the warfighter a much-needed precision weapon capability. MS also successfully completed the development of the Miniature Air Launched Decoy (MALD™), a small, low-cost cruise missile that serves as a decoy to confuse enemy sensors and received its first production contract, as well as receiving an $80 million contract for phase III risk reduction for a new radar jamming variant. MS (with partner Boeing) was awarded a contract for the technology demonstration phase of the production contract competition for the U.S. Army and Navy Joint Air-to-Ground Missile (JAGM) program to develop a single missile solution for rotary and fixed wing platforms. MS also developed and successfully tested the Tandem Warhead System, a new conventional warhead technology to defeat hardened and deeply buried bunkers. The MDA and the U.S. Navy completed a successful mission, intercepting a non-functioning satellite with a specially modified Standard Missile-3. MS demonstrated innovative and low cost capability to intercept a ballistic missile during boost phase from airborne platforms resulting in the DoD funding for the Netcentric Airborne Defense Element (NCADE) program. MS was awarded a MDA contract to continue the design and development of a Multiple Kill Vehicle (MKV-R) which will counter complex ballistic missile threats during midcourse phase of flight with multiple kill vehicles launched from a single interceptor.

MS’ key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA and the armed forces of more than 40 allied nations.

MS has the following principal product lines:

–

Naval Weapon Systems (NWS)—NWS products and services provide layered defense capability and naval surface fire support for the navies of more than 30 countries. NWS leverages its capabilities to provide forward operating base defense for the U.S. Army and Air Force. NWS develops, manufactures and supports the Standard Missile family of weapons with capabilities ranging from anti-air warfare to ballistic missile defense. In addition, NWS produces the Phalanx Close-in Weapon System, the Rolling Airframe Missile (RAM), SeaRAM, and the Evolved Sea Sparrow/Sparrow family of missiles for ship self-defense against air and surface threats. SeaRAM integrates the RAM into the Phalanx mount and has been installed on the Littoral Combat Ship. NWS continues to evolve its products and technologies to encompass the full spectrum of threats, including the protection of land bases to counter terrorist threats.

–

Air Warfare Systems (AWS)—AWS products and services enable U.S. Forces and its international customers to attack, suppress and destroy air and ground-based targets. Products include the Advanced Medium-Range Air-to-Air Missile (AMRAAM), a state-of-the-art, highly dependable and battle proven air-to-air missile that also has a surface-to-air launch application; Tomahawk Cruise Missile, an advanced surface- or sub-launched cruise missile with loitering and network communication capability; the Joint Standoff Weapon, a family of air-to-ground weapons that employ an integrated GPS/Inertial Navigation system that guides the weapon to the target; the Paveway™ family of laser and GPS-guided “smart” bombs; the AIM-9X Sidewinder; (MALD™); the High-speed Anti-Radiation Missile (HARM) and the HARM Targeting System; and the Maverick precision strike missile.

–

Land Combat—Land Combat provides missiles to the U.S. Army and Marine Corps and more than 40 U.S. allies and focuses on accelerating the deployment of precision munitions capability to land combat forces and expanding its mission support capabilities. Land Combat provides the Stinger weapon system for air defense, the Tube-launched Optically-guided Wire-controlled (TOW) weapon system, a long-range precision anti-armor/anti-fortification/anti-amphibious landing weapon system; the Javelin fire-and-forget anti-tank weapon and Excalibur, a GPS-guided projectile designed to provide organic indirect precision fire for ground forces. Land Combat is also developing the NLOS—LS Precision Attack Missile, a networked weapon system for precise fire against moving and stationary targets, and the Mid Range Munition (MRM), a precision-guided, 120mm, gun-fired smart ammunition that will provide a beyond line-of-sight capability to the Army.

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

In 2008, NCS continued developing and expanding its international business and presence overseas. NCS had key initiatives into adjacent markets including international and domestic border security, civil communications and first responder interoperability as well as transportation solutions, including open road tolling. NCS was awarded the Joint Precision Approach and Landing System (JPALS) contract to provide an all-weather, anti-jam shipboard landing capability to the U.S. Navy, which will enable pinpoint landing accuracy. This award reinforces NCS’ market leadership position in the Satellite Based Augmentation Systems (SBAS) market. In addition, NCS’ Active Protection System (APS) successfully defeated multiple incoming projectiles fired simultaneously at a vehicle on the move and was named one of TIME magazine’s 50 best inventions of 2008. This capability is critical to defending our troops against rocket propelled grenades in an urban environment and is a key element in the full-spectrum suite of “hit avoidance” technologies for the U.S. Army. NCS, as a key subcontractor to Lockheed Martin, will also co-lead the design, development and manufacture of a new radio system on the DoD’s Joint Tactical Radio System Airborne Maritime and Fixed site (JTRS AMF) contract.

NCS’ key customers include the U.S. Army, Air Force, Navy and Marine Corps, and the Federal Aviation Administration (FAA), as well as numerous international customers.

NCS has the following principal product lines:

–

Combat Systems (CS)—CS provides integrated ground-based surveillance and target engagement solutions designed to provide a significant advantage to the U.S. Army and Marine Corps warfighters. CS is developing ground sensor capabilities for the U.S. Army’s Future Combat Systems program, including the APS, which uses vertical launch technology that launches an interceptor to shoot down rocket- propelled grenades or anti-tank guided missiles coming in from any direction. In addition, CS provides the Long Range Advanced Scout Surveillance System (LRAS3), a long-range multi-sensor system which provides the ability to detect, identify and geo-locate distant targets; the Integrated Target Acquisition System (ITAS) which increases target detection, acquisition, recognition and engagement ranges; and HTI 2nd Generation FLIR (Horizontal Technology Integration Forward Looking Infrared) systems which provide the host vehicle the capability to detect, recognize, acquire, and engage targets at extended ranges.

–

Integrated Communications Systems (ICS)—ICS offers wireless, high-bandwidth and transformational communication solutions for every DoD agency, and civil and international customers. These solutions enable connectivity for Net-centric Operations (NCO) and the Global Information Grid (GIG) and provide mission assurance to customers with satellite, point-to-point and networked communications services that are effective on land, sea, undersea, air and space. Solutions include the Enhanced Position Location Reporting System (EPLRS), an integrated networking system that provides robust, high-speed battlefield communications for warfighters; the Secure Mobile Anti-Jam Reliable Tactical Terminal (SMART-T), a low-cost, extremely high frequency (EHF) satellite terminal that provides robust, low probability of detection, jam-resistant, multi-channel communications in support of the field commander; and the U.S. Navy Multi-band Terminal (NMT), a single terminal for the U.S. Navy’s next generation satellite communications.

–

Command and Control Systems (C2S)—C2S develops, delivers and supports domestic and international military and civil customers, including the FAA, Department of Transportation and DoD, with integrated networked command and control (C2) systems encompassing ground, air, space and security systems which are designed to securely capture, present and tailor actionable knowledge in real-time to the needs of decision makers (i.e. military commander, air traffic controller, border patrol) to minimize information overload and enable rapid decisions. C2S ground, air and space capabilities include integrated communications, navigation, surveillance, air traffic management, and open road tolling systems. C2S products include the U.S. Army’s Advanced Field Artillery Tactical Data System (AFATDS) and Joint Automated Deep Operations Coordination System (JADOCS), which provide for the command and control of battlefield fires, effects and operations. C2S also is continuing to develop advanced airspace management capabilities with the FAA certified Wide Area Augmentation System (WAAS), Japan’s Multifunction Transport Satellite-based Augmentation System (MSAS) and India’s GPS-Aided GEO Augmented Navigation (GAGAN) to improve airspace design flexibility and efficiency by removing route dependency on ground-based navigational aids. C2S is developing open road tolling systems for both the Florida Turnpike Toll System and the Texas Department of Transportation. Additionally, C2S is developing and implementing the Perimeter Intrusion Detection System (PIDS) at four airports under the Port Authority of New York and New Jersey, and executing programs for Middle East-based commercial, oil, gas and petrochemical companies to improve security of their most critical infrastructure.

–

Thales-Raytheon Systems, LLC (TRS)—TRS is a joint venture between Thales Group and Raytheon. TRS combines the two companies’ capabilities in Air Command and Control Systems (ACCS), Air Operations Centers, Battlefield Weapon Locating Radars and Military Air Surveillance Radars to provide cost-effective solutions for military air operations centers and joint operations centers. Solutions include the Firefinder Weapon Locating Radar system for the U.S. Army and international customers, the U.S. Battle Control System (BCS), a next-generation air sovereignty command and control system, and the NATO Air Command and Control System (ACCS).

–

Precision Technologies and Components (PTC)—PTC provides a broad range of imaging capabilities, including next-generation Xray, visible, infrared, and millimeter wave focal plane arrays for thermal imaging, earth remote sensing and astronomy applications, as well as precision optical and electronic solutions, electronic hardware and software products that enhance the interoperability of communications systems, through its Raytheon Vision Systems and ELCAN products. PTC also designs and manufactures strategic mechanical products and provides related services through its Raytheon Precision Manufacturing products. Customers include the DoD, NASA, and international customers.

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

In 2008, SAS demonstrated the Advanced Distributed Aperture System (ADAS), a high-definition situational awareness capability for helicopter aircrews, in conjunction with the U.S. Army Night Vision Electronic Systems directorate. SAS and the U.K. Ministry of Defence successfully completed capabilities assurance mission testing of the Airborne Stand-Off Radar (ASTOR) system, a world-class ground surveillance capability, prior to the system entering into service with the Royal Air Force. In July, SAS delivered its 100th APG-79 active electronically scanned array (AESA) radar system to The Boeing Company and the U.S. Navy for use on F/A-18 and EA-18G aircraft. SAS also has been working on software and design development initiatives for the F-15E modernization program under a prime contract with Boeing for the U.S. Air Force. Additionally, SAS completed the manufacture and testing of the optics detector module for the Aerosol Polarimetry Sensor (APS), which will ride on the NASA Glory satellite to enable a better understanding of the impact of aerosols on global warming and climate change.

SAS’ key customers include the U.S. Navy, Air Force and Army, as well as classified and international customers.

SAS has the following principal product lines:

–

Tactical Airborne Systems (TAS)—TAS designs and manufactures cost-effective, high-performance integrated avionics to offer new capabilities to next generation platforms, and the global base of tactical airborne systems. TAS provides solutions using advanced fire control radars, electronic warfare systems, processor solutions and technologies to customers including the U.S. Navy and Air Force and foreign governments. TAS produces radars using either mechanically scanned or AESA antennas for the U.S. Air Force’s F-15 and B-2 aircraft and for the U.S. Navy’s F/A-18 fighter jet. TAS also provides electronic warfare equipment for aircraft and shipboard self-protection systems to counter threats and enhance platform and force survivability, including ALE-50 and Advanced Towed Decoys, and ALR-67(V)3 Radar Warning Receiver. In addition, TAS’ advanced airborne processors form the basis of the mission computer/signal processing systems in the F-16, F-22 and F-35 aircraft.

–

Intelligence, Surveillance and Reconnaissance Systems (ISRS)—ISRS designs and manufactures sensor, surveillance and targeting solutions that enable actionable information and persistence across the battlespace. ISRS provides maritime surveillance radars, terrain following/terrain avoidance (TF/TA) radars and electro-optical and infrared sensors for surveillance, reconnaissance and targeting mission support, including the APY-10 radar for the U.S. Navy’s Multi-Mission Maritime Aircraft, and the ASQ-228 ATFLIR targeting pod for the F/A-18. ISRS also provides the Enhanced Integrated Sensor Suite (EISS) for the Global Hawk unmanned aerial system, which enables Global Hawk to scan large geographic areas and produce outstanding high-resolution reconnaissance imagery. In addition, ISRS provides integrated solutions for all tiers of airborne intelligence, surveillance and reconnaissance systems, including the dual mode Synthetic Aperture Radar/Moving Target Indicator (SAR/MTI) sensor for the ASTOR program for the U.K. Ministry of Defence, which enables high-resolution images and the monitoring of hostile forces.

–

Space Systems (SS)—SS designs and manufactures space and space-qualified sensor payloads for large national programs and develops innovative solutions for emerging intelligence, defense, and civil space applications. SS customers and programs are predominantly classified. Its non-classified programs include the Visible Infrared Imager Radiometer Suite (VIIRS), which will provide advanced imaging and radiometric capabilities onboard the National Polar- orbiting Operational Environmental Satellite System (NPOESS), and the Advanced Responsive Tactically Effective Military Imaging Spectrometer (ARTEMIS), a sophisticated hyperspectral imaging sensor for the Operationally Responsive Space (ORS) Office’s flagship Tactical Satellite program.

–

Other SAS product lines include Advanced Concepts and Technologies (ACT) and Integrated Technology Programs (ITP). ACT conducts internal research and development for SAS and contract research and development for customers, including the Air Force Research Lab and the Defense Advanced Research Projects Agency (DARPA). ITP provides a wide range of state-of-the-art product families and engineering services in support of the DoD’s recent efforts to transform the capabilities and structure of the U.S. armed forces, including a variety of sophisticated GPS systems and anti-jam solutions for many customers, including the U.S. Air Force and Navy.

Technical Services (TS)—TS, headquartered in Reston, Virginia, provides technical, scientific and professional services, as well as a full-spectrum of training services and outsourcing for defense, federal and commercial customers worldwide. It specializes in Mission Support, counter-proliferation and counter-terrorism, range operations, product support, homeland security solutions, and customized engineering services. Mission Support is Raytheon’s integrated set of cost effective technologies, solutions and services that support our customers, ensuring operational readiness to achieve mission success.

In 2008, TS continued to expand its Global Training Solutions capabilities and offerings. TS led a team that secured the Air Traffic Control Optimum Training Solution (ATCOTS) contract to maintain and improve air traffic controller (ATC) training and support the FAA in meeting current and future ATC demands. In addition to providing training and training support to the FAA’s U.S. air traffic control workforce, Raytheon supports training for NASA astronauts, and almost every General Motors technician and active U.S. Army warfighter. The TS-led Warrior Training Alliance, which operates the Warfighter Field Operations Customer Support (FOCUS) program to consolidate the U.S. Army live, virtual and constructive training operations and support systems worldwide, successfully completed the program transition period in May and, since that time, has supported the training of warfighters at more than 400 locations worldwide.

TS’ key customers include all branches of the U.S. Armed Forces, NASA, the FAA, the U.S. National Science Foundation, the Department of Energy, the Transportation Security Administration (TSA), the Defense Threat Reduction Agency (DTRA) and other agencies of the DHS, as well as international governments.

TS has the following principal product lines:

–

Integrated Support Solutions (ISS)—ISS, which supports systems and products from design to deployment provides mission systems and homeland security solutions, threat reduction and international operations and product support. ISS provides a range of capabilities including engineering services, field support, integrated logistics support, training, maintenance, installation and integration for U.S. and international government customers and contractors. ISS also specializes in the installation, diagnostics, maintenance and upgrades of Raytheon products and systems at customer facilities and works with the FAA and TSA on select domestic homeland security programs. ISS provides maintenance and site integration work on major command and control systems, and has provided telecommunication upgrades at over 5,000 FAA facilities nationwide. ISS provides support to NASA’s Neutral Buoyancy Lab and Space Vehicle Mockup Facility at the Johnson Space Center, and also works with DTRA on international counter-proliferation and counter-terrorism programs in the former Soviet Union.

–

Customized Engineering & Depot Support (CEDS)—CEDS provides a broad spectrum of engineering and limited-production services. CEDS provides Capability Maturity Model Integration (CMMI®) level 5 software engineering and level 3 systems engineering. For the overall V-22 Osprey aircraft program, CEDS manages the Systems Integration Lab, leads the software support activity, performs updates to operational flight profile software, provides mission planning software, and provides training devices. CEDS provides mission systems and avionics software for the U.S. Marine Corps’ MV-22 assault aircraft and the U.S. Air Force’s CV-22 aircraft. CEDS also designed and provides integration and field support for the Shared Reconnaissance Pod, which provides real-time, high-resolution imaging to F/A-18E/F air crews and air operation commanders in support of pre-mission intelligence, post-mission damage assessment and real-time target tasking and retasking. CEDS also provides full lifecycle support for electronics and weapons, both sea and land based. CEDS performs support on numerous platforms including the Firefinder Battlefield Radar, WSC-6 surface search radar, Seasparrow launcher—MK 29 Guided Missile Launching System, Kidd Class Destroyer and the U.S. Navy’s Extremely High Frequency Satellite Program, which is a performance-based logistics program. CEDS also supports the National Ignition Facility at Lawrence Livermore National Laboratory, which develops advanced laser and fusion technologies. CEDS, through a Canadian subsidiary, also provides mission support to Canada’s military across numerous platforms including the Phalanx Weapons System, SPS-49 Air Defense Radar and the APG-73 Radar.

–

Warfighter FOCUS—The TS-led Warrior Training Alliance (WTA) operates the Warfighter FOCUS program to consolidate the U.S. Army live, virtual and constructive training operations and support systems worldwide. TS is leading a team of more than 100 subcontractors on this 10-year program. The WTA provides integrated turnkey, lifecycle training services and support worldwide. Work performed by the WTA includes: support for training exercises and operations; maintenance for all training and range systems; curriculum development and instruction; management oversight and administration for contractor activities; and supply support for all government-owned property and material.

–

Raytheon Professional Services (RPS)—RPS provides learning services and outsourcing services aimed at improving its clients’ performance by redesigning how clients train their personnel, implementing new training designs, and managing their training in long-term outsourcing engagements. RPS clients include General Motors, Whirlpool, Barclays Bank, Nokia, Pfizer and NASA.

–

Raytheon Polar Services—Raytheon Polar is the prime operations and logistics contractor to the National Science Foundation to support scientific research and maintain a geopolitical presence in Antarctica. It provides core business applications, information security processes and oversight in accordance with stringent federal guidelines.

International Subsidiaries—We conduct the operations and activities of our business segments in certain countries through international subsidiaries, including Raytheon Systems Limited (RSL) for the U.K., Raytheon Australia and Raytheon Canada Limited (RCL). RSL designs, develops and manufactures advanced systems for network-enabled operations, safety critical control functions and precision systems for the U.K. Ministry of Defence and commercial air traffic control organizations. Programs include e-Borders, an advanced border control and security program (with IIS), the Airborne Standoff Radar (ASTOR), a world-class ground surveillance capability (with SAS) and the Joint Effects Tactical Targeting System (JETTS) (with NCS). Raytheon Australia is a Mission Support and mission systems integration provider to the Australian Government. Programs include the Air Warfare Destroyer contract to design, develop and procure the combat system for the new Hobart Class destroyers (with IDS). Raytheon Australia also manages the entire operations and maintenance requirements of the Canberra Deep Space Communication Complex and provides design, integration and lifecycle operations and maintenance services for the Royal Australian Defense Force’s aerospace capability (with TS). RCL provides persistent surveillance radar for air traffic management systems (primarily with NCS).

Sales to the U.S. Government

Our net sales to the U.S. Government, principally the DoD, were $20.2 billion in 2008, $18.3 billion in 2007 and $17.0 billion in 2006, representing 87%, 86% and 86% of total sales in 2008, 2007 and 2006, respectively. Included in U.S. Government sales were foreign military sales through the U.S. Government of $1.8 billion, $1.5 billion and $1.3 billion in 2008, 2007 and 2006, respectively.

U.S. Government Contracts and Regulation

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

U.S. Government contracts include both cost reimbursement and fixed price contracts. Cost reimbursement contracts, subject to a contract-ceiling amount in certain cases, provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance, (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual results as compared to contractual targets relating to such factors as cost, performance and delivery schedule, and (iii) cost plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, the contractor is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing contracts have been made partially or wholly unallowable for reimbursement by statute, FAR or other regulation. Examples of such costs include charitable contributions, certain merger and acquisition costs, lobbying costs, interest expense and certain litigation defense costs.

Fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, the contractor agrees to perform a specific scope of work for a fixed price and as a result, benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, the contractor shares with the government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, the contractor’s profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive type contracts, the contractor usually receives either milestone payments equaling up to 90% of the contract price or monthly progress payments from the government generally in amounts equaling 80% of costs incurred under government contracts. The remaining amount, including profits or incentive fees, is billed upon delivery and acceptance of end items under the contract. For a discussion of certain risks associated with fixed price and cost reimbursement contracts, see Item 1A “Risk Factors” of this Form 10-K.

U.S. Government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default based on performance. If a contract is terminated for convenience, the contractor is generally entitled to payments for its allowable costs and will receive some allowance for profit on the work performed. If a contract is terminated for default, the contractor is generally entitled to payments for its work that has been accepted by the government. The U.S. Government’s right to terminate its contracts has not had a material adverse effect upon our operations or financial condition. For a discussion of the risks associated with the U.S. Government’s right to terminate its contracts, see Item 1A “Risk Factors” of this Form 10-K.

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

We are also involved in U.S. Government programs, principally through our IIS and SAS business segments, which are classified by the U.S. Government and cannot be specifically described in this Form 10-K. The operating results of these classified programs are included in our consolidated financial statements. The business risks and considerations associated with these classified programs generally do not differ materially from those of our other U.S. Government programs and products.

We are subject to government regulations and contract requirements which may differ from U.S. Government regulation with respect to our sales to non-U.S. customers. See “International Sales” on page 14 of this Form 10-K for more information regarding our sales outside of the U.S. and Item 1A “Risk Factors” for a discussion of the risks associated with international sales.

See “Sales to the U.S. Government” on page 11 of this Form 10-K for information regarding the percentage of our revenues generated from sales to the U.S. Government.

Backlog

Our backlog of orders was $38.9 billion at December 31, 2008 and $36.6 billion at December 31, 2007. The 2008 amount includes backlog of approximately $33.0 billion from the U.S. Government compared with $30.2 billion at the end of 2007. Approximately $4.5 billion and $0.5 billion of the 2008 backlog amount represents direct foreign government backlog and non-government foreign backlog, respectively. Approximately $20.6 billion of the 2008 year-end backlog is not expected to be filled during the following twelve months. These amounts include both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated or obligated to us). For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

Research and Development

We conduct extensive research and development activities to continually enhance our existing products and services and develop new products and services to meet our customers’ changing needs and requirements and address new market opportunities. During 2008, we expended $517 million on research and development efforts compared with $502 million in 2007 and $464 million in 2006. These expenditures principally have been for product development for the U.S. Government, including bid and proposal efforts related to U.S. Government programs. We also conduct funded research and development activities under U.S. Government contracts which are included in net sales. For additional information related to our research and development activities, see “Note 1: Accounting Policies” within Item 8 of this Form 10-K.

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

In recent years, our revenues in the second half of the year have generally exceeded revenues in the first half. The timing of U.S. Government awards, the availability of U.S. Government funding and product deliveries are among the factors affecting the periods in which revenues are recorded. We expect this trend to continue in 2009.

Competition

We directly participate in most major areas of development in the defense and government electronics, space, information technology and technical services and support markets. Technical superiority, reputation, price, past performance, delivery schedules, financing and reliability are among the principal competitive factors considered by customers in these markets. We compete worldwide with a number of U.S. and international companies in these markets, some of which may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. The on-going consolidation of the U.S. and global defense, space and aerospace industries continues to intensify competition and has reduced the number of principal prime contractors in the U.S. As a result of this consolidation, we frequently partner on various programs with our major suppliers, some of whom are, from time to time, competitors on other programs. In addition, projected U.S. defense spending levels for periods beyond the near-term are uncertain and difficult to predict. Changes in U.S. defense spending may potentially limit certain future market opportunities. See Item 1A “Risk Factors” and “Overview” within Item 7 of this Form 10-K for a more detailed discussion of these and other related risks.

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

Employment

As of December 31, 2008, we had approximately 73,000 employees. Approximately 8% of our employees are unionized. We consider our union-management relationships to be generally satisfactory.

International Sales

Our sales to customers outside the U.S. were $4.6 billion or 20% of total sales in 2008, $4.2 billion or 20% of total sales in 2007 and $3.7 billion or 19% of total sales in 2006. Included in sales to customers outside the U.S. were foreign military sales through the U.S. Government of $1.8 billion, $1.5 billion and $1.3 billion, in 2008, 2007 and 2006, respectively. International sales were principally in the fields of air defense systems, missile systems, airborne radars, naval systems, air traffic control systems, missile defense systems, electronic equipment, computer software and systems, homeland security solutions, personnel training, equipment maintenance and microwave communication and other products and services permitted under the International Traffic in Arms Regulations. Generally, we finance our foreign subsidiary working capital requirements in the applicable countries. Sales and income from international operations and investments are subject to changes in currency values, domestic and foreign government laws, regulations and procurement policies and practices which may differ from U.S. Government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country, embargoes and international hostilities. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. We have acted to protect ourself against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees or progress payments. See revenues derived from external customers and long-lived assets by geographical areas set forth in “Note 16: Business Segment Reporting” within Item 8 of this Form 10-K.

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

If we are ultimately found to have liability at those sites where we have been designated a PRP, we expect that the actual costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, however, responsible parties may be jointly and severally liable and, therefore, potentially liable for the full cost of funding such remediation. In the unlikely event that we are required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs. The amounts we record do not reflect the unlikely event that we would be required to fund the entire cost of such remediation, nor do they reflect the possibility that we may recover some of these environmental costs from insurance policies or from other PRPs, because neither manner of recovery is deemed probable. However, a substantial portion of these costs are eligible for future recovery through the pricing of our products and services to the U.S. Government.

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

Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against Raytheon and its operations is contained in Item 1A “Risk Factors,” Item 3 “Legal Proceedings,” “Commitments and Contingencies” within Item 7 and “Note 11: Commitments and Contingencies” within Item 8 of this Form 10-K.

Available Information and Stock Exchange Certification

Our Internet address is www.raytheon.com. The content on our website is available for informational purposes only. You should not rely upon such content for investment purposes and such content is not incorporated by reference into this Form 10-K.

We make available free of charge on or through our Internet website under the heading “Investor Relations,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We also make available on or through our website copies of our key corporate governance documents, including our Governance Principles, Certificate of Incorporation, By-laws and charters for the Audit Committee, Management Development and Compensation Committee, Governance and Nominating Committee and Public Affairs Committee of the Board of Directors and our code of ethics entitled “Standards of Business Ethics and Conduct”. Stockholders may request free copies of these documents from our Investor Relations Department by writing to Raytheon Company, Investor Relations, 870 Winter Street, Waltham, MA 02451, or by calling (781) 522-5123 or by sending an email request to invest@raytheon.com.

We filed our annual CEO certification with the New York Stock Exchange on June 17, 2008.

ITEM 1A. RISK FACTORS

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding our 2009 financial outlook, future plans, objectives, business prospects and anticipated financial performance including our liquidity and capital resources and our pension expense. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

We depend on the U.S. Government for a substantial portion of our business and changes in government defense spending could have consequences on our financial position, results of operations and business.

In 2008, U.S. Government sales accounted for approximately 87% of our total net sales. U.S. Government sales included foreign military sales through the U.S. Government of $1.8 billion in 2008. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the U.S. Department of Defense (DoD). The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. The overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the DoD’s military transformation initiatives. Looking forward, based on the enacted levels of funding for the DoD for fiscal year 2009, we expect continued robust levels of defense spending in the near-term. However, projected defense spending levels are uncertain and become increasingly difficult to predict for periods beyond the near-term due to numerous factors. We believe that the DoD budget and priorities will be affected by several factors, including the following:

–	External threats to our national security, including potential security threats posed by terrorists, emerging nuclear states and other countries;
–	Funding for on-going operations in Iraq and Afghanistan, which will require funding above and beyond the DoD base budget for their duration;
–	Future priorities of the new Administration which could result in significant changes in the DoD budget overall and various allocations within the budget; and
–	The overall health of the U.S. and world economies and the state of governmental finances.

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

Our financial performance is dependent on our performance under our U.S. Government contracts. While we are involved in numerous programs and are party to thousands of U.S. Government contracts, the termination of one or more large contracts, whether due to lack of funding, for convenience, or otherwise, or the occurrence of delays, cost overruns and product failures in connection with one or more large contracts, could negatively impact our results of operations and financial condition. Furthermore, we can give no assurance that we would be able to procure new U.S. Government contracts to offset the revenues lost as a result of any termination of our contracts.

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

Our government contracts also typically involve the development, application and manufacture of advanced defense and technology systems and products aimed at achieving challenging goals. New technologies may be untested or unproven. In some instances, product requirements or specifications may be modified. As a result, we may experience technological and other performance difficulties, which may result in delays, setbacks, cost overruns and product failures, in connection with performing our government contracts.

Our international sales are a growing portion of our business; accordingly, we may increasingly become subject to the risks of doing business in foreign countries.

Our international business exposes us to certain unique and potentially greater risks than our domestic business and our exposure to such risks may increase if our international business continues to grow as we anticipate. Our international business is sensitive to changes in the priorities and budgets of international customers, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, regional and local economic and political factors, as well as U.S. foreign policy.

Our international sales are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulation, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include requirements on specific in-country purchases, manufacturing agreements or financial support obligations, known as offsets, and provide for penalties if we fail to meet such requirements. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs which could negatively impact our results of operations and financial condition.

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

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We anticipate increasing competition in our core markets as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us. In addition, as discussed in more detail above, projected U.S. defense spending levels for periods beyond the near-term are uncertain and difficult to predict. Changes in U.S. defense spending may potentially limit certain future market opportunities. We are also facing increasing competition in our domestic and international markets from foreign and multinational firms. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our results of operations and financial condition.

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

We enter into fixed-price and other contracts which could subject us to losses in the event that we experience cost growth that cannot be billed to customers.

Generally, our customer contracts are either fixed-priced or cost reimbursable contracts. Under fixed-priced contracts, which represent about half of our backlog, we receive a fixed price irrespective of the actual costs we incur and, consequently, we must carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts then we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.

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

Government contractors must also comply with specific procurement regulations and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. If procurement requirements change, our costs of complying with them could increase and reduce our margins.

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

We are dependent upon the delivery of materials by suppliers and the assembly of major components and subsystems by subcontractors used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. Some products require relatively scarce raw materials. We are generally subject to specific procurement requirements, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, we may not have readily available alternatives. While we enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. In addition, some of our suppliers or subcontractors may be impacted by the recent global financial crisis, which could impair their ability to meet their obligations to us. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.

We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.

Contract accounting requires judgment relative to assessing risks, including risks associated with customer directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; consider whether the intent of entering into multiple contracts was effectively to enter into a single project in order to determine whether such contracts should be combined or segmented; consider incentives or penalties related to performance on contracts in estimating sales and profit rates, and record them when there is sufficient information for us to assess anticipated performance; and use estimates of award fees in estimating sales and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

We use estimates and assumptions in accounting for our pension and other benefit plans, which are evaluated and updated on an annual basis. Changes in key estimates and assumptions, such as discount rates and assumed long-term return on assets (ROA), as well as our actual investment returns on our pension plan assets and other actuarial factors could affect our earnings, equity and pension contributions in future periods.

We must determine our pension and other benefit plans’ expense or income which involves significant judgment, particularly with respect to our discount rate, long-term ROA and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative, and/or demographic experience or circumstances, our pension and other benefit plans’ expense and funded status, and our cash contributions to such plans could negatively change which would negatively impact our results of operations. In addition, differences between our actual investment returns and our long-term ROA assumption would result in a change to our pension and other benefit plans’ expense and funded status and our required contributions to the plans.

For a complete discussion regarding how our financial statements can be affected by pension and other benefit plan accounting policies, see “Critical Accounting Estimates” on page 35 within Item 7 of this Form 10-K.

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

At December 31, 2008, we had goodwill and other intangible assets of approximately $12.1 billion, net of accumulated amortization, which represented approximately 52% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

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

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical security. These types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity.

Some of our workforce is represented by labor unions so our business could be harmed in the event of a prolonged work stoppage.

Approximately 5,600 of our employees are unionized, which represents approximately 8% of our employee-base at December 31, 2008. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many U.S. and foreign patents and patent applications, and have rights in unpatented know-how, trademarks and copyrights. The U.S. Government has licenses under certain of our patents and certain other intellectual property that are developed in performance of government contracts, and it may use or authorize others to use such patents and intellectual property for government purposes. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and prevent disclosure of our proprietary information. These measures may not suffice to deter misappropriation or third party development of similar technologies. Moreover, the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under U.S. law.

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

We are also subject to increasingly stringent laws and regulations that impose strict requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes, restrict air and water emissions from our manufacturing operations, including government-owned facilities we manage, and require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. In addition, if we were convicted of a violation of the Federal Clean Air Act or the Clean Water Act, the facility involved in the violation could not be used in performing any U.S. Government contract awarded during the violation period. We incur, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Furthermore, changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, we regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in the geographic mix of our sales could also impact our tax liabilities and affect our income tax expense and profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate in a number of plants, laboratories, warehouses and office facilities in the United States and abroad.

As of December 31, 2008, we owned, leased or utilized through operating agreements approximately 30.3 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 92% of which was located in the United States. Approximately 43% of this amount was owned (or held under a long term ground lease with ownership of the improvements), approximately 52% was leased and approximately 5% was made available under facilities contracts for use in the performance of U.S. Government contracts. Of the 30.3 million square feet of floor space owned, leased or utilized through operating agreements by us, approximately 1.2 million square feet was subleased to unrelated third parties. In addition to the 30.3 million square feet, we had approximately 0.6 million square feet of floor space that was vacant.

There are no major encumbrances on any of our facilities other than financing arrangements which in the aggregate are not material. Management believes our properties have been well maintained, are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements.

As of December 31, 2008, our business segments had major operations at the following locations:

–	Integrated Defense Systems—Huntsville, AL; San Diego, CA; Andover, MA; Billerica, MA; Sudbury, MA; Tewksbury, MA; Woburn, MA; Maple Lawn, MD; Portsmouth, RI; Keyport, WA; and Kiel, Germany.
–	Intelligence and Information Systems—Aurora, CO; Riverdale, MD; Omaha, NE; State College, PA; Garland, TX; Falls Church, VA; Reston, VA; Springfield, VA; and Uxbridge, England.

–	Missile Systems—East Camden, AR; Tucson, AZ; Rancho Cucamonga, CA; Louisville, KY; and Farmington, NM.
–

Network Centric Systems—Fullerton, CA; Goleta, CA; Largo, FL; Ft. Wayne, IN; Marlboro, MA; Towson, MD; Dallas, TX; McKinney, TX; Plano, TX; Richardson, TX; Midland, Ontario, Canada; Waterloo, Ontario, Canada; Harlow, England; Malaga, Spain; and Glenrothes, Scotland.

–	Space and Airborne Systems—El Segundo, CA; Goleta, CA; Forest, MS; Dallas, TX; and McKinney, TX.
–	Technical Services—Chula Vista, CA; Van Nuys, CA; Orlando, FL; Indianapolis, IN; Burlington, MA; Troy, MI; Norfolk, VA; Reston, VA; Canberra, Australia; and Christchurch, New Zealand.
–	Corporate—Billerica, MA; Waltham, MA; Garland, TX; Plano, TX; and Arlington, VA.

A summary of the square feet of space owned, leased and utilized by us as of December 31, 2008, by business segment is as follows:

	Leased	Owned(1)	Government Owned(2)	Total(3)
Integrated Defense Systems	2,040,000	3,206,000	207,000	5,453,000
Intelligence and Information Systems	2,522,000	905,000	—	3,427,000
Missile Systems	2,727,000	1,128,000	1,243,000	5,098,000
Network Centric Systems	2,300,000	3,415,000	—	5,715,000
Space and Airborne Systems	2,870,000	3,611,000	—	6,481,000
Technical Services	2,768,000	291,000	160,000	3,219,000
Corporate	508,000	378,000	—	886,000
Totals	15,735,000	12,934,000	1,610,000	30,279,000
(1)	Ownership may include either fee ownership of land and improvements or a long term land lease with ownership of improvements.
(2)	Space utilized by us pursuant to an operating agreement (e.g. government-owned, contractor-operated).
(3)	Excludes approximately 600,000 square feet of vacant space.

ITEM 3. LEGAL PROCEEDINGS

We primarily engage in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which the U.S. Government funds. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Government contractors are also subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulation or any applicable U.S. Government regulation (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited.

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. We accrued all appropriate costs we expect to incur in connection therewith. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, we do not expect any additional liability to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations can be found in “Environmental Regulation” within Item 1, Item 1A. “Risk Factors,” “Commitments and Contingencies” within Item 7 and “Note 11: Commitments and Contingencies” within Item 8 of this Form 10-K.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below. Each executive officer was elected by our Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Lynn A. Dugle

Ms. Dugle has served as Vice President of Raytheon Company and President of the Intelligence and Information Systems (IIS) business unit since January 2009. From June 2008 to December 2008, she was Vice President and Deputy General Manager of the IIS business unit. From April 2004 to June 2008, she served as Vice President, Engineering, Technology and Quality for the Network Centric Systems business unit. Prior to rejoining Raytheon in April 2004, Ms. Dugle held a wide range of officer-level positions with ADC Communications, Inc., a global provider of network infrastructure products and services. Age 49.

Richard A. Goglia

Mr. Goglia has served as Vice President—Treasurer and Corporate Development since August 2006. From January 1999 to August 2006, Mr. Goglia was Vice President and Treasurer. Mr. Goglia joined Raytheon in March 1997 and until January 1999, he served as Director, International Finance. Prior to joining Raytheon, Mr. Goglia spent 16 years in various financial and management positions at General Electric Company, a diversified technology, media and financial services company, and General Electric Capital Corporation where his last position was Senior Vice President—Corporate Finance. Age 57.

Jon C. Jones

Mr. Jones has served as Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since November 2005. From May 2005 to November 2005, Mr. Jones served as Vice President and Deputy General Manager of SAS. From February 2004 to May 2005, Mr. Jones was Vice President and Deputy General Manager of the Missile Systems business unit. From May 2001 to February 2004, Mr. Jones was Vice President of Missile Systems’ Strike product line. Mr. Jones joined Raytheon in 1997 with the merger of Hughes, where he had served in positions of increasing responsibility since 1977. Age 54.

Taylor W. Lawrence

Dr. Lawrence has served as Vice President of Raytheon Company and President of the Missiles Systems (MS) business unit since July 2008. Dr. Lawrence joined Raytheon in April 2006 and until July 2008, he served as Vice President, Engineering, Technology and Mission Assurance. From August 2001 to April 2006, Dr. Lawrence was sector vice president and general manager, C4ISR & Space Sensors Division for Northrop Grumman Electronic Systems. From March 1999 to August 2001, Dr. Lawrence was vice president, Products and Technology for Northrop Grumman’s Systems Development & Technology Division. Before joining Northrop Grumman, Dr. Lawrence served as the staff director for the Select Committee on Intelligence for the U.S. Senate and, previously, as deputy director, Information Systems Office of the Defense Advanced Research Projects Agency. Age 45.

Keith J. Peden

Mr. Peden has served as Senior Vice President—Human Resources since March 2001. From November 1997 to March 2001, Mr. Peden was Vice President and Deputy Director—Human Resources. From April 1993 to November 1997, Mr. Peden was Corporate Director of Benefits and Compensation. Age 58.

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

Daniel L. Smith

Mr. Smith has served as Vice President of Raytheon Company and President of the Integrated Defense Systems (IDS) business unit since September 2003. From August 2002 to September 2003, Mr. Smith was Vice President and Deputy General Manager of the IDS business unit. From October 1996 to August 2002, he served as Vice President and General Manager of Raytheon’s Naval & Maritime Integrated Systems division. Mr. Smith joined Raytheon in 1996 as the manager of programs for U.S. Navy LPD-17 class ships. Age 56.

Jay B. Stephens

Mr. Stephens has served as Senior Vice President and General Counsel since October 2002. In December 2006, he was also elected as Secretary of the Company. From January 2002 to October 2002, Mr. Stephens served as Associate Attorney General of the United States. From 1997 to 2002, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International, Inc. (formerly AlliedSignal, Inc.). From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury Winthrop Shaw Pittman LLP). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Mr. Stephens currently serves as the Chairman of the Board of the New England Legal Foundation. Age 62.

William H. Swanson

Mr. Swanson has served as Chairman since January 2004 and as Chief Executive Officer since July 2003. Mr. Swanson joined Raytheon in 1972 and has held increasingly responsible management positions, including: President from July 2002 to May 2004; Executive Vice President of Raytheon Company and President of Raytheon’s Electronic Systems business unit from January 2000 to July 2002; Executive Vice President of Raytheon Company and Chairman and CEO of Raytheon Systems Company from January 1998 to January 2000; Executive Vice President of Raytheon Company and General Manager of Raytheon’s Electronic Systems business unit from March 1995 to January 1998; and Senior Vice President and General Manager of the Missile Systems division from August 1990 to March 1995. Age 60.

David C. Wajsgras

Mr. Wajsgras has served as Senior Vice President and Chief Financial Officer since March 2006. From August 2005 to March 2006, Mr. Wajsgras served as Executive Vice President and Chief Financial Officer of Lear Corporation, an automotive interior systems and components supplier. From January 2002 to August 2005, he served as Senior Vice President and Chief Financial Officer of Lear. Mr. Wajsgras joined Lear in September 1999 as Vice President and Controller. Age 49.

Michael J. Wood

Mr. Wood has served as Vice President and Chief Accounting Officer since October 2006. Prior to joining Raytheon, Mr. Wood held positions of increasing responsibility over a 16-year career at KPMG LLP, an accounting firm, including most recently as an Audit Partner serving various aerospace and defense clients. Age 40.

Richard R. Yuse

Mr. Yuse has served as Vice President of Raytheon Company and President of the Technical Services (TS) business unit since May 2007. From March 2007 to May 2007, Mr. Yuse was Vice President and Deputy General Manager of the TS business unit. From January 2006 to March 2007, he served as Vice President of the Integrated Air Defense product line of the IDS business unit. Mr. Yuse joined Raytheon in 1976 and has held positions of increasing responsibility on a variety of programs ranging from system architecture and design to flight test director and program manager. Age 57.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At February 9, 2009, there were 38,012 record holders of our common stock. Our common stock is traded on the New York Stock Exchange under the symbol “RTN”. For information concerning stock prices and dividends paid during the past two years, see “Note 17: Quarterly Operating Results (Unaudited)” within Item 8 of this Form 10-K. Although we do not have a formal dividend policy, management believes that a reasonable dividend payout ratio based on the current industry environment and market conditions is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). Dividends are subject to quarterly approval by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock. This information is provided as of December 31, 2008.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(B) Weighted average exercise price of outstanding options, warrants and rights(2)	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(3)
Equity compensation plans approved by stockholders	15,190,943	$41.16	9,268,815
Equity compensation plans not approved by stockholders	—	—	—
Total	15,190,943	$41.16	9,268,815
(1)	This amount includes 2,442,815 shares, which is the maximum number of shares that may be issued upon settlement of outstanding restricted stock units granted pursuant to the 2006, 2007 and 2008 Long-Term Performance Plan (LTPP) awards, including dividend equivalent amounts. The shares to be issued pursuant to the 2006, 2007 and 2008 LTPP awards will be issued under the 2001 Stock Plan. The material terms of the 2006, 2007 and 2008 LTPP awards are described in more detail in “Note 13: Stock-based Compensation Plans” within Item 8 of this Form 10-K. These awards may be settled in cash or in stock at the discretion of the Management Development and Compensation Committee.

This amount also includes 214,494 shares that may be issued upon settlement of restricted stock units, generally issued to non-U.S. employees. The restricted stock units are granted pursuant to the 2001 Stock Plan and shares to be issued in settlement of the units will be issued under the 2001 Stock Plan. The awards of restricted stock units generally vest one-third per year on the second, third and fourth anniversaries of the date of grant.

This amount also includes 6,407,076 shares issuable upon exercise of stock options granted under the 1995 Stock Option Plan. The 1995 Stock Option Plan expired in March 2005 and no additional options may be granted pursuant to that plan.

(2)	Since restricted stock unit awards do not have an exercise price, the weighted average exercise price does not take into account the restricted stock unit awards granted under the 2006, 2007 and 2008 LTPPs and restricted stock units generally granted to non-U.S. employees.

(3)	As of December 31, 2008, there were (i) 9,130,246 shares available for grant as stock options, stock appreciation rights, restricted stock units and restricted stock under the 2001 Stock Plan and (ii) 138,569 shares available for grant as restricted stock under the 1997 Nonemployee Directors Restricted Stock Plan.

Stock Performance Graph

The following chart compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2003 to the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Aerospace & Defense Index.

Total Return To Shareholders

(Includes reinvestment of dividends)

		Annual Return Percentage Years Ending
Company / Index		12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Raytheon Common Stock		32.20	5.75	34.17	17.02	(14.20)
S&P 500 Index		10.88	4.91	15.79	5.49	(37.00)
S&P Aerospace & Defense Index		16.00	15.92	25.16	19.32	(36.54)

		Indexed Returns Years Ending
Company / Index	Base Period 12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Raytheon Common Stock	100	132.20	139.80	187.57	219.50	188.34
S&P 500 Index	100	110.88	116.32	134.69	142.09	89.53
S&P Aerospace & Defense Index	100	116.00	134.47	168.30	200.81	127.45

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
October (September 29, 2008-October 26, 2008)	6,954	$43.54	—	$2.7 billion
November (October 27, 2008-November 23, 2008)	8,511,335	48.76	8,497,264	$2.3 billion
December (November 24, 2008-December 31, 2008)	5,561,356	47.87	5,554,378	$2.1 billion
Total	14,079,645	$48.40	14,051,642
(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the fiscal fourth quarter of 2008 includes: (i) the surrender by employees of 6,562 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options, and (ii) the surrender by employees of 21,441 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	On October 24, 2007, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. On October 22, 2008, our Board of Directors authorized the repurchase of an additional $2.0 billion of our outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL SUMMARY

(In millions, except per share amounts and total employees)	2008	2007	2006	2005	2004
Results of Operations
Net sales	$23,174	$21,301	$19,707	$18,491	$17,360
Operating income	2,596	2,328	1,944	1,619	1,344
Interest expense, net	65	33	197	266	377
Income from continuing operations	1,674	1,693	1,187	898	408
Operating (loss) income from discontinued operations, net of tax	(2)	885	96	(27)	(32)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	41
Net income	1,672	2,578	1,283	871	417
Net cash provided by operating activities from continuing operations	2,036	1,249	2,477	2,352	1,746
Net cash provided by operating activities	2,015	1,198	2,743	2,515	2,071
Diluted earnings per share from continuing operations	$3.95	$3.80	$2.63	$1.98	$0.92
Diluted earnings per share	3.95	5.79	2.85	1.92	0.94
Dividends declared per share	1.12	1.02	0.96	0.88	0.80
Average diluted shares outstanding	423.7	445.7	450.9	453.3	442.2
Financial Position at Year-End
Cash and cash equivalents	$2,259	$2,655	$2,460	$1,202	$556
Current assets	7,417	7,616	9,517	8,770	8,249
Property, plant and equipment, net	2,024	2,058	2,025	1,997	2,049
Total assets	23,296	23,281	25,491	24,381	24,153
Current liabilities	5,149	4,788	6,715	6,335	5,995
Long-term liabilities (excluding debt)	6,488	3,467	4,232	3,249	2,923
Long-term debt	2,309	2,268	3,278	3,969	4,179
Subordinated notes payable	—	—	—	408	408
Total debt	2,309	2,268	3,965	4,431	5,067
Stockholders’ equity	9,087	12,542	11,101	10,709	10,551
General Statistics
Bookings	$26,820	$25,498	$22,417	$20,785	$22,154
Total backlog	38,884	36,614	33,838	31,528	29,905
Additions to property, plant and equipment	304	313	294	296	298
Depreciation and amortization	390	372	361	348	339
Total employees from continuing operations	72,800	72,100	69,900	71,600	71,500

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction

Raytheon Company develops technologically advanced, integrated products, services and solutions in four core defense markets: Sensing; Effects; Command, Control, Communications and Intelligence (C3I) and Mission Support. We serve all branches of the U.S. military and numerous other U.S. Government agencies, the North Atlantic Treaty Organization (NATO) and many allied governments.

We operate in six business segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of this Form 10-K.

In this section, we discuss our industry and how certain factors may affect our business, key elements of our strategy, how our financial performance is assessed and measured by management, and other business considerations, including certain risks and challenges to our business. Next, we discuss our critical accounting estimates, which are those estimates that are most important to both the reporting of our financial condition and results of operations and require management’s most difficult or subjective judgment. We then review our results of operations for 2008, 2007 and 2006 beginning with an overview of our total company results, followed by a more detailed review of those results by business segment. We also review our financial condition and liquidity including our capital structure and resources, off-balance sheet arrangements, commitments and contingencies, and conclude with a discussion of our exposure to various market risks.

Industry Considerations

Domestic Considerations

In 2008, U.S. Government sales accounted for approximately 87% of our sales, primarily through defense-related programs with the U.S. Department of Defense (DoD) (which accounted for approximately 83% of our sales). Accordingly, the DoD budget and priorities are critical considerations for our domestic business. DoD funding has grown substantially since 2001. The DoD base budget, which excludes emergency funding for operations in Afghanistan and Iraq, has grown from $300 billion in fiscal year (FY) 2001 to $512 billion in FY 2009, or 7% compounded annually. The FY 2009 budget is 7% or $32 billion higher than the FY 2008 level.

DoD modernization funding, which consists of procurement and research and development (R&D), is of particular importance to defense contractors. Modernization funding in the base budget has grown at an annual rate of 7% since FY 2001. The FY 2009 modernization level of $181 billion is 3% or $6 billion higher than the FY 2008 level. A major reason for this relatively consistent growth is the need to replace aging inventory of planes, ships, ground combat vehicles and other necessary warfighting equipment, often referred to by DoD officials as recapitalization.

The DoD Operations and Maintenance Account (O&M), which includes funding for training, services and other logistical support functions, is the other major account of importance to the defense industry. O&M in the DoD base budget has grown at an annual rate of 6% since FY 2001. The FY 2009 level of $179 billion is 9% or $15 billion higher than the FY 2008 level. The decision to increase active duty ground forces by 92,000 will likely increase O&M funding requirements in the near future.

Funding for the operations in Afghanistan and Iraq have largely occurred through emergency supplemental appropriations rather than in the base budget appropriations. These emergency supplemental appropriations have risen from $63 billion in FY 2003 to $183 billion for FY 2008, or 24% compounded annually. Congress has already appropriated $66 billion for FY 2009, and a second emergency FY 2009 supplemental appropriation is expected in the spring of 2009.

The share of funding devoted to the modernization accounts, primarily procurement, within these emergency supplemental appropriations has steadily grown. Of the $183 billion of FY 2008 emergency funding, $67 billion or 37% is for modernization, which is 31% or $16 billion higher than the FY 2007 level. This growth is fueled by a greater need for force protection of the warfighter as well as the growing need to replace or extensively refurbish equipment which is wearing down due to operations in Afghanistan and Iraq.

Looking forward, based on the enacted levels of DoD funding for FY 2009, we expect continued robust levels of defense spending in the near-term. However, projected defense spending levels are uncertain and become increasingly difficult to predict for periods beyond the near-term due to numerous factors. We believe that the DoD budget and priorities will be affected by several factors, including the following:

–	External threats to our national security, including potential security threats posed by terrorists, emerging nuclear states and other countries;
–	Funding for on-going operations in Iraq and, to a lesser extent, Afghanistan, which will require funding above and beyond the DoD base budget for their duration;
–	Future priorities of the new Administration which could result in significant changes in the DoD budget overall and various allocations within the budget; and
–	The overall health of the U.S. and world economies and the state of governmental finances.

With respect to other U.S. Government agencies, the U.S. Department of Homeland Security (DHS) budget and priorities also are important considerations for our domestic business. DHS funding has grown rapidly since DHS was established in 2003. Appropriations for DHS have increased from $23 billion for FY 2003 to $40 billion for FY 2009, or 9% compounded annually. While there is less visibility into the future funding plans of DHS compared to the DoD, we expect continued robust funding levels for DHS in the near-term. We believe that the DHS budget will be affected by several factors, including some of the same factors that affect the DoD budget, such as the threat of terrorism, which is not expected to diminish greatly in the next several years, the overall health of the U.S. and world economies and the U.S. Government’s finances, and the future priorities of the new Administration. In addition, DHS enjoys strong bipartisan support for robust levels of funding.

For more information on the risks and uncertainties that could impact the U.S. Government’s demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

International Considerations

In 2008, our sales to customers outside of the U.S. accounted for approximately 20% of our sales (including foreign military sales through the U.S. Government). Internationally, the growing threat of additional terrorist activity, emerging nuclear states and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions. We currently anticipate that overall international defense budgets will grow slightly faster than domestic budgets. International customers are expected to also continue to adopt similar defense transformation initiatives as the DoD’s initiatives. We believe that this trend will continue because many international customers are facing the same threat environment changes as the United States and they wish to assure that their forces and systems will be interoperable with U.S. and NATO forces. However, international demand is sensitive to changes in the priorities and budgets of international customers, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, regional and local economic and political factors, as well as U.S. foreign policy. For more information on the risks and uncertainties that could impact international demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

Our Strategy and Opportunities

The following are the key elements of our strategy:

–	Focus on key strategic pursuits, technology and mission assurance to protect and grow our position in our four core defense markets, Sensing, Effects, C3I and Mission Support.
–	Leverage our domain knowledge in these core defense markets, as well as in Mission Systems Integration, Homeland Security, and Information Assurance/Information Operations.
–	Expand our international business by broadening our regional focus and expanding our presence in core and adjacent markets, especially Border Security and Mission Support.
–	Be a Customer-focused company based on performance, relationships, and solutions.

Our Markets

We believe that our technologies, domain knowledge and key capabilities and their alignment with customer needs in our core defense markets position us favorably to continue to grow and increase our market share. Our core markets also serve as a solid base from which to expand into adjacent and emerging markets, such as in Homeland Security and Information Assurance/Information Operations. We continually explore opportunities to use our existing capabilities or develop or acquire additional ones to expand into closely adjacent markets.

–

Sensing—Sensing encompasses technologies that acquire precise situational data across air, space, ground and underwater domains and then generate the information needed for effective battlespace decisions. Our sensing technologies span the full electromagnetic spectrum, from traditional radio frequency (RF) and electro-optical (EF) to hyperspectral, acoustic and ultraviolet sensors. We are focused on leveraging our sensing technologies to provide a broad range of capabilities as well as expanding into adjacent markets such as sensors to detect Weapons of Mass Destruction.

–

Effects—Effects technologies achieve specific military actions or outcomes, from striking targets or disabling hostile information systems to using directed energy in urban warfare. We are focused on moving beyond kinetic energy weapons to provide a broader range of systems that generate desired effects on an enemy, including using the missile as a node in the network, directed energy, lethal and non-lethal applications and information operations. Our Effects capabilities include advanced airframes, guidance and navigation systems, high-resolution sensors, targeting and netted systems.

–

Command, Control, Communication and Intelligence (C3I)—C3I systems provide integrated real-time support to decision-makers on and off the battlefield, transforming raw data into actionable intelligence. We are seeking to continue to grow our market presence in C3I and also expand our knowledge management and discovery capabilities. Our C3I capabilities include situational awareness, persistent surveillance, communications, mission planning, battle management command and control, intelligence and analysis, and integrated ground solutions.

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

–

Information Assurance/Information Operations—In 2008, we established the Information Security Solutions product line within our IIS business segment. We also acquired two information security companies: SI Government Solutions and Telemus Solutions, Inc. Both provide information security solutions and services to the intelligence community and DoD.

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

In 2008, our international bookings grew to $7.6 billion from $6.7 billion in 2007. Notable international awards include:

–	A significant order for the design, development and support of Patriot systems in the United Arab Emirates, as well as awards in Korea, Kuwait and Taiwan;
–	Contract to provide Standard Missile-3s to Japan; and
–	Follow-on orders for the e-Borders program in the UK and the Hobart Class Air Warfare Destroyer program in Australia.

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

Other Business Considerations

We currently are involved in approximately 15,000 contracts. Our largest contract in 2008 was for the Zumwalt Class Destroyer program (DDG 1000), which accounted for less than 5% of total Net sales in 2008. We believe that our diverse portfolio of programs and capabilities is well suited to a changing defense environment. However, we face numerous challenges and risks, as discussed below and under Item 1A “Risk Factors” of this Form 10-K.

We remain dependent on the U.S. Government for a substantial portion of our business. Sales to the U.S. Government may be affected by changes in procurement policies, budget/economic considerations, changing defense requirements and political developments such as changes in Congress and the Administration. The influence of these factors, which are largely beyond our control, could impact our financial position and results of operations. In addition, we operate in highly competitive markets. These markets are becoming increasingly more concentrated in response to the trend of certain customers awarding a smaller number of large multi-service contracts. Additionally, the DoD and international customers are increasingly turning to commercial contractors for IT and other support work.

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

FINANCIAL SUMMARY

Management is focused on the following financial indicators:

–	Bookings—a forward-looking metric that measures the value of new contracts awarded to us during the year.
–	Net Sales—a growth metric that measures our revenue for the current year.
–	Operating Income—which measures our profit from continuing operations for the year, before interest and taxes.
–	Free Cash Flow—a measure of the cash generated in a given year that we can use to make strategic investments to grow our business or return to our shareholders.
–	Return on Invested Capital (ROIC)—a measure of the efficiency and effectiveness of our use of capital.

Considered in the aggregate, we believe these five metrics are strong indicators of our overall performance and our ability to create shareholder value. We feel these measures are balanced among long-term and short-term performance, growth and efficiency. We use these and other performance metrics for executive compensation purposes.

In addition, we maintain a strong focus on program execution and the prudent management of capital and investments in order to maximize operating income and cash and to continue to improve ROIC. We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions, and research and development; managing our balance sheet, including debt repayments and pension contributions; and returning cash to our stockholders, including dividend payments and share repurchases.

Bookings were $26.8 billion in 2008, $25.5 billion in 2007 and $22.4 billion in 2006, resulting in backlog of $38.9 billion, $36.6 billion and $33.8 billion at December 31, 2008, 2007 and 2006, respectively. Backlog represents future sales expected to be recognized over the contract period, which is generally the next several years. Depending upon the customer and its funding sources, our orders might be structured as annual follow-on contracts, or as one large multi-year order or long-term award. As a result, period-to-period comparisons of backlog are not necessarily indicative of future workloads.

Net sales were $23.2 billion in 2008, $21.3 billion in 2007 and $19.7 billion in 2006.

Operating income was $2.6 billion in 2008, $2.3 billion in 2007 and $1.9 billion in 2006. Operating margin, operating income as a percentage of net sales, was 11.2%, 10.9% and 9.9% in 2008, 2007 and 2006, respectively. Included in operating income was a FAS/CAS Pension Adjustment, described below in Critical Accounting Estimates, of $123 million, $259 million and $362 million of expense in 2008, 2007 and 2006, respectively.

Operating cash flow from continuing operations was $2.0 billion in 2008, $1.2 billion in 2007 and $2.5 billion in 2006.

A discussion of our results follows below in Consolidated Results of Operations; Segment Results; Financial Condition and Liquidity; and Capital Resources.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America (GAAP), which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. We believe the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. We believe our judgments related to these accounting estimates are appropriate.

However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Revenue Recognition

We determine the appropriate method by which we recognize revenue by analyzing the type, terms and conditions of each contract or arrangement entered into with our customers. The significant estimates we consider in recognizing revenue for the types of revenue-generating activities in which we are involved are described below. We classify contract revenues as product or service according to the predominant attributes of the relevant underlying contracts unless the contract can clearly be split between product and service. We define service revenue as revenue from activities which are not associated with the design, development or production of tangible assets, and the delivery of software code or a specific capability. Service revenue represented less than 10% of our total revenues in 2008, 2007 and 2006.

Percentage of Completion Accounting—We account for our contracts associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, or those otherwise within the scope of Chapter 11 of Accounting Research Bulletin No. 43, Government Contracts (ARB No. 43) or Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), such as certain cost-plus service contracts, using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. The selection of the method by which to measure such progress towards completion requires judgment and is based on the nature of the products or services to be provided. Our analysis of these contracts also contemplates whether contracts should be combined or segmented. The combination of two or more contracts requires significant judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Additionally, judgment is involved in determining whether a single contract or group of contracts may be segmented based on how the contract was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period had consideration not been given to these factors. We combine closely related contracts when all the applicable criteria under SOP 81-1 are met. Similarly, we may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under SOP 81-1 are met.

We generally use the cost-to-cost measure of progress for all our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred-to-date to the total estimated costs at completion of the contract. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. Revenues, including estimated earned fees or profits, are recorded as costs are incurred. Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Management must make various assumptions and estimates related to contract deliverables including design requirements, performance of subcontractors, cost and availability of materials, productivity and manufacturing efficiency and labor availability. Incentive and award fees are generally awarded at the discretion of the customer or upon achievement of certain program milestones or cost targets. Incentive and award fees, as well as penalties related to contract performance, are considered in estimating profit rates. Estimates of award fees are based on actual awards and anticipated performance which may include the performance of subcontractor or partners depending upon the individual contract requirements. Incentive provisions that increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Our claims on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated.

We have a standard quarterly process in which management reviews the progress and performance of our significant contracts. As part of this process, management reviews include, but are not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. Based on this analysis, any adjustments to sales, costs of sales and profit are recorded as necessary in the period they become known. Changes in estimates of contract sales, costs of sales and profits are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Other Revenue Methods—To a much lesser extent, we enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, or not otherwise within the scope of ARB No. 43 or SOP 81-1. We account for those contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, or other relevant revenue recognition accounting literature. Revenue under such contracts is generally recognized upon delivery or as the service is performed. Revenue on contracts to sell software is recognized in accordance with the requirements of Statement of Position 97-2, Software Revenue Recognition. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Royalty revenue is recognized when earned. Revenue generated from fixed price service contracts not associated with the design, development, manufacture or modification of complex aerospace or electronic equipment is recognized as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and we have determined collectability is reasonably assured.

We apply the separation guidance in Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables for contracts with multiple deliverables. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above.

Other Considerations—The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the Federal Acquisition Regulations (FAR). The FAR provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, certain merger and acquisition costs, lobbying costs, interest expense and certain litigation defense costs are unallowable. In addition, we may enter into agreements with the U.S. Government that address the allowability and allocation of costs to contracts for specific matters. Certain costs incurred in the performance of our U.S. Government contracts are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are deferred and primarily include a portion of our environmental expenses, asset retirement obligations, certain restructuring costs, deferred state income tax, workers’ compensation and certain other accruals. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Pension and other postretirement benefit costs are allocated to our contracts as allowed costs based upon the U.S. Government cost accounting standards (CAS). The CAS requirements for pension and other postretirement benefit costs differ from the financial accounting standards (FAS) requirements under U.S. GAAP. Given the inherent difficulty in matching individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS expense to be recoverable under our expected future contract activity, and therefore have not deferred any FAS expense for pension and other postretirement benefit plans in 2006-2008. This resulted in $123 million, $259 million and $362 million of incremental expense reflected in our results of operations for 2008, 2007 and 2006, respectively, for the difference between CAS and FAS requirements for our pension plans in those years.

Pension Costs

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We must calculate our pension costs under both U.S. Government CAS and FAS requirements under U.S. GAAP. The calculations under CAS and FAS require judgment. CAS prescribes the allocation to and recovery of pension costs on U.S. Government contracts through the pricing of products and services and the methodology to determine such costs.

Statement of Financial Accounting Standards (SFAS) No. 87, Employer’s Accounting for Pensions (SFAS No. 87), the applicable standard under FAS, outlines the methodology used to determine pension expense or income for financial reporting purposes. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both CAS and FAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension cost. In addition, the cash funding requirements for our pension plans are determined under the Employee Retirement Income Security Act (ERISA). ERISA funding requirements use a third and different method to determine funding requirements, which are primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities. As discussed on page 56 of this Form 10-K, the ERISA funding requirements will be replaced in the future by the Pension Protection Act of 2006 requirements. Accordingly, our FAS pension expense or income is not indicative of the funding requirements or amount of government recovery.

We record CAS expense in the results of our business segments. Due to the differences between FAS and CAS amounts, we also present the difference between FAS and CAS expense, referred to as our FAS/CAS Pension Adjustment, as a separate line item in our business segment results. This effectively increases or decreases the amount of pension expense in our results of operations so such amount is equal to the FAS expense amount under SFAS No. 87.

The assumptions in the calculations of our FAS expense and CAS expense, which involve significant judgment, are discussed below.

FAS Expense—Our long-term return on assets (ROA) and discount rate assumptions are the key variables in determining pension expense or income and the funded status of our pension plans under SFAS No. 87.

The long-term ROA on plan assets represents the average rate of earnings expected over the long term on the funds invested to provide for anticipated future benefit payment obligations. To develop the long-term ROA assumption, we perform periodic studies which consider our asset allocation strategies, our recent and anticipated future long-term performance of individual asset classes, and the associated risk. The investment policy asset allocation ranges for our domestic pension plans are as follows:

U.S. Equities	20% - 55%
International Equities	15% - 35%
Debt Securities	20% - 40%
Cash	0% - 20%
Real Estate	2% - 10%
Other (including private equity)	2% - 7%

In determining the long-term ROA assumption for 2008 and 2007, we compared our analysis of our actual historical returns to a broader market long-term forecast adjusted for our asset allocation strategy, net of an estimated long-term fee rate. In evaluating our asset allocation strategy, we determined that our higher allocations of debt securities and cash at December 31, 2008, compared to our long-term asset allocation strategy, has been driven by recent market conditions and we intend to return to our long-term investment allocations once normal volatility levels return to the market. In validating the 2008 long-term ROA assumption, we also reviewed our pension plan asset performance since the inception of SFAS No. 87, which includes the impact of the current downturn in the financial markets. Our average actual annual rate of return since the inception of SFAS No. 87 has approximated our estimated 8.75% assumed return. Based upon these analyses and our internal investing targets, we determined our long-term ROA assumption for our domestic pension plans in 2008 was 8.75%, consistent with our 2007 assumption. Our domestic pension plans actual rates of return were (25.55%), 7.67% and 16.58% for 2008, 2007 and 2006, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses as discussed below. If we significantly changed our long-term investment allocation or strategy, then our long-term ROA assumption could change as well.

The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and postretirement benefit obligations. The discount rate assumption is determined by using a model consisting of a theoretical bond portfolio consisting of bonds AA rated or better by Moody’s for which the timing and amount of cash flows approximate the estimated benefit payments of our pension plans. The discount rate assumption for our domestic pension plans at December 31, 2008 is 6.5%, unchanged from 2007.

An increase or decrease of 25 basis points in the assumed long-term ROA and the discount rate would have had the following approximate impacts on 2008 pension results:

(In millions)
Change in assumption used to determine net periodic benefit costs for the year ended December 31, 2008
Discount rate	$42
Long-term ROA	34
Change in assumption used to determine benefit obligations for the year ended December 31, 2008
Discount rate	$400

CAS Expense—In addition to providing the methodology for calculating pension costs, CAS also prescribe the method for assigning those costs to specific periods. While the ultimate liability for pension costs under FAS and CAS is similar, the pattern of recognition of such costs is different. The key drivers of CAS pension expense include the funded status and the method used to calculate CAS reimbursement for each of our plans, and our long-term ROA assumption. Unlike FAS, CAS require the discount rate to be consistent with the long-term ROA, which changes infrequently given its long-term nature. As a result, changes in bond or other interest rates generally do not impact CAS. In addition, unlike FAS, we can only allocate pension costs for a plan under CAS until such plan is fully funded as determined under CAS requirements. When the estimated future CAS pension costs increase, which occurred at December 31, 2008, driven mainly by the significant decline in the value of our plan assets, the estimated CAS cost to be allocated to our contracts in the future increases.

Other FAS and CAS Considerations—On an annual basis, at December 31st, we update our estimate of future FAS and CAS pension expense based upon actual asset returns and other actuarial factors. Other variables that can impact the pension plans’ funded status and FAS and CAS expense include demographic experience such as the expected rates of salary increase, retirement age, turnover and mortality. In addition, certain pension plans provide a lump sum form of benefit that varies based upon externally determined interest rates. Assumptions for these variables are set at the beginning of the year, and are based on actual and projected plan experience. On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation for both FAS and CAS with final census data from the end of the prior year.

The components of the FAS/CAS Pension Adjustment were as follows:

(In millions)	2008	2007	2006
FAS expense	$524	$693	$826
CAS expense	401	434	464
FAS/CAS Pension Adjustment	$123	$259	$362

As discussed above, a key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differ from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 11 years and are amortized under CAS over a 15-year period. In accordance with both FAS and CAS, a “market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect the recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted

above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

From 2006 to 2008, our FAS expense decreased due to the recognition of historical asset returns, which were greater than the expected return between 2003 and 2006 and the expected returns on our discretionary pension contributions. On the other hand, CAS expense over the past three years has remained relatively consistent because the recognition of 2003 to 2006 asset returns was recognized over a longer period of time. As a result of these patterns of earnings and expense recognition, our FAS/CAS Pension Adjustment expense decreased over that period.

In 2009, we expect that our CAS expense will increase more than our FAS expense which will result in a significant decrease in the FAS/CAS Pension Adjustment. The increase in projected CAS expense is driven by negative asset returns in 2008 which caused certain plans to no longer be fully funded under CAS. While our FAS expense also increased due to the lower than expected return on assets, the expected return on our discretionary contribution to our pension plans in 2008 as well as the additional funding requirements expected in 2009, helped to partially offset the FAS expense increase. After 2009 the FAS/CAS Pension Adjustment is difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2008, it appears that our FAS expense will exceed our CAS expense after 2009 due to the shorter period in which the negative 2008 asset returns will be smoothed and amortized under FAS.

Other Pension Considerations—In general, we value our pension plan assets based upon quoted or observable market prices, or other standard valuation techniques that generally assume a liquid market. In addition, we estimate the value of certain non-readily marketable investments, which are less than 5% of our pension plan assets at December 31, 2008, based on the most recently available asset data which can be up to three months in arrears, and make a valuation adjustment to the asset data, if necessary, based on the current market environment.

In addition, we had $7.9 billion and $3.2 billion of deferred losses in Accumulated other comprehensive loss related to our pension and other postretirement benefit plans at December 31, 2008 and 2007, respectively, driven primarily by differences between actual and expected asset returns, changes in discount rates, changes in plan provisions and differences between actual and assumed demographic experience. The $4.7 billion increase in 2008 was driven primarily by actual asset returns versus our expected return. To the extent that we continue to experience such differences between these items, our funded status and related accrued retiree benefit obligation will change. Increases to our accrued retiree benefit obligation are initially reflected as a reduction to Other comprehensive income. The deferred losses are amortized and included in future pension expense over the average employee service period of approximately 11 years. As described in Note 1 to the consolidated financial statements, we adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) as of December 31, 2006, which resulted in a $1.9 billion increase in Accrued retiree benefits and other long-term liabilities and a corresponding $1.3 billion decrease, net of taxes, in Accumulated other comprehensive loss in Stockholders’ equity.

Impairment of Goodwill

We evaluate goodwill for impairment annually during the fourth quarter and in any interim period in which circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business; significant decreases in federal government appropriations or funding for our contracts; or other significant adverse changes in industry or market conditions. No events occurred during the periods presented that indicated the existence of an impairment with respect to our goodwill related to our continuing operations. We estimate the fair value of our reporting units using a discounted cash flow (DCF) model based on our most recent long-range plan, and compare the estimated fair value of each reporting unit to its net book value, including goodwill. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. The combined estimated fair value of all of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe our control premium is reasonable based upon historic data of premiums paid on actual transactions within our industry. When available and as appropriate, we also use comparative market multiples to corroborate our DCF model results. There was no indication of goodwill impairment for continuing operations as a result of our impairment analysis. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

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

Selected consolidated results were as follows:

				% of Net Sales
(In millions, except percentages)	2008	2007	2006	2008	2007	2006
Net sales	$23,174	$21,301	$19,707
Gross margin	4,661	4,264	3,730	20.1%	20.0%	18.9%
Administrative and selling expenses	1,548	1,434	1,322	6.7%	6.7%	6.7%
Research and development expenses	517	502	464	2.2%	2.4%	2.4%
Operating income	2,596	2,328	1,944	11.2%	10.9%	9.9%
Interest expense	129	196	272	0.6%	0.9%	1.4%
Interest income	64	163	75	0.3%	0.8%	0.4%
Other expense (income), net	33	70	(44)	0.1%	0.3%	-0.2%
Federal and foreign income taxes	824	532	604	3.6%	2.5%	3.1%
Income from continuing operations	1,674	1,693	1,187	7.2%	7.9%	6.0%
(Loss) income from discontinued operations, net of tax	(2)	885	96	—%	4.2%	0.5%
Net income	1,672	2,578	1,283	7.2%	12.1%	6.5%

The increase in Net sales in 2008 was spread across all segments as discussed below in segment results. The increase in Net sales in 2007 was primarily due to higher sales at NCS, MS and IDS. Sales to the U.S. DoD were 83% of sales in 2008, 81% in 2007 and 79% in 2006. Total sales to the U.S. Government were 87% of sales in 2008, and 86% in 2007 and 2006. Included in U.S. Government sales were foreign military sales through the U.S. Government of $1.8 billion, $1.5 billion and $1.3 billion in 2008, 2007 and 2006, respectively. We currently expect defense market trends to continue to positively impact our sales in 2009. However, as discussed above in industry considerations, projected defense spending levels are uncertain and become increasingly difficult to predict for periods beyond the near-term due to numerous factors, such as U.S. Government budget appropriation decisions and geo-political events and macroeconomic conditions, which are beyond our control. Total international sales, including foreign military sales, were $4.6 billion or 20% of sales in 2008, $4.2 billion or 20% of sales in 2007 and $3.7 billion or 19% of sales in 2006.

Gross margin included a FAS/CAS Pension Adjustment of $123 million, $259 million and $362 million of expense in 2008, 2007 and 2006, respectively. The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results, represents the difference between our pension expense or income under SFAS No. 87 and our pension expense under CAS. For more information on the FAS/CAS Pension Adjustment, see our discussion below in Segment Results. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

Administrative and selling expenses and Research and development expenses remained relatively consistent as a percentage of sales. As discussed below, our provision for state income taxes, which is included in Administrative and selling expenses, has increased over the past three years driven by higher income.

The changes in Operating income by segment are described below in Segment Results.

The decrease in Interest expense in 2008 compared to 2007 was primarily due to a decrease in interest rates. The decrease in Interest expense in 2007 compared to 2006 was primarily due to lower average outstanding debt.

The decrease in Interest income in 2008 compared to 2007 was primarily due to a decrease in interest rates. The increase in interest income in 2007 compared to 2006 was primarily due to a higher average cash balance in 2007.

Other expense (income), net in 2008 included a $30 million loss on investments held in rabbi trusts used to fund certain of our non-qualified deferred compensation plans. Included in Other expense (income), net in 2007 was a $59 million loss on the early repurchase of long-term debt. Included in Other expense (income), net in 2006 was a $24 million gain on the sale of Space Imaging assets and a $34 million favorable adjustment resulting from the settlement of a class action lawsuit, partially offset by a $7 million charge for the tentative settlement of the ERISA purported class action lawsuit filed in 2003.

Our effective tax rate, which is used to determine income tax expense, differs from the U.S. statutory rate due to the following:

	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
Tax settlements and refund claims	-0.5	-9.9	—
Other items, net	-1.5	-1.2	-1.3
Effective tax rate	33.0%	23.9%	33.7%

The effective tax rate was 33.0% in 2008, 23.9% in 2007 and 33.7% in 2006, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. Included in the effective tax rate in 2008 was $13 million of benefits which primarily relate to a foreign research incentive refund claim. Included in the effective tax rate in 2007 was a $219 million favorable impact primarily related to the resolution of a federal research credit refund claim for the 1984-1990 years and certain export tax benefit refund claims, which reduced the effective tax rate by 9.9%. The effective tax rates in 2008 and 2007 were reduced by manufacturing benefits, research credits and Employee Stock Ownership Plan (ESOP) dividend deductions, and were increased by various non-deductible expenses. The effective tax rate in 2006 was reduced by export-related tax benefits, ESOP dividend deductions, manufacturing benefits and research credits, and was increased by various non-deductible expenses. The provision for state income taxes can generally be recovered through the pricing of products and services to the U.S. Government. State income taxes allocated to our contracts were $122 million, $81 million and $29 million in 2008, 2007 and 2006, respectively, and were included in Administrative and selling expenses.

Income from continuing operations was $1,674 million or $3.95 per diluted share on 423.7 million average shares outstanding in 2008, $1,693 million or $3.80 per diluted share on 445.7 million average shares outstanding in 2007 and $1,187 million or $2.63 per diluted share on 450.9 million average shares outstanding in 2006. The decrease in Income from continuing operations of $19 million in 2008 compared to 2007 was primarily due to the following:

–	$292 million of higher taxes primarily due to $219 million of tax-related benefits in 2007; $56 million increase in Corporate and Eliminations; and $32 million greater net interest expense.

These were partially offset by:

–	$188 million in segment operational improvements discussed below in Segment Results; $136 million lower FAS/CAS expense; and $37 million decrease in Other expense (income), net.

The increase in Income from continuing operations of $506 million in 2007 compared to 2006 was primarily due to the following:

–

$281 million in operational improvements from growth and performance improvements discussed below in Segment Results; $219 million of tax-related benefits discussed above; $164 million in lower net interest expense; and $103 million lower FAS/CAS expense.

These were partially offset by:

–	$147 million of higher taxes related primarily to our higher income and $114 million increase in Other expense (income), net, driven primarily by the loss on our early repurchase of debt.

Operating (loss) income from discontinued operations, net of tax, described below in Discontinued Operations, was $2 million of loss or $0.01 per diluted share in 2008, $885 million of income or $1.99 per diluted share in 2007 and $96 million of income or $0.21 per diluted share in 2006. Included in Operating (loss) income from discontinued operations, net of tax in 2007 was a $986 million gain on the sale of Raytheon Aircraft, which was completed in 2007.

Net income was $1,672 million or $3.95 per diluted share in 2008, $2,578 million or $5.79 per diluted share in 2007 and $1,283 million or $2.85 per diluted share in 2006.

SEGMENT RESULTS

We report our results in the following segments: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems, and Technical Services.

Net Sales (In millions)	2008	2007	2006
Integrated Defense Systems	$5,148	$4,695	$4,220
Intelligence and Information Systems	3,132	2,742	2,560
Missile Systems	5,377	4,993	4,503
Network Centric Systems	4,510	4,164	3,561
Space and Airborne Systems	4,372	4,288	4,319
Technical Services	2,601	2,174	2,153
Corporate and Eliminations	(1,966)	(1,755)	(1,609)
Total	$23,174	$21,301	$19,707

Operating Income (In millions)	2008	2007	2006
Integrated Defense Systems	$870	$828	$691
Intelligence and Information Systems	253	248	234
Missile Systems	581	541	479
Network Centric Systems	552	506	379
Space and Airborne Systems	580	560	604
Technical Services	174	139	153
FAS/CAS Pension Adjustment	(123)	(259)	(362)
Corporate and Eliminations	(291)	(235)	(234)
Total	$2,596	$2,328	$1,944

Bookings (In millions)	2008	2007	2006
Integrated Defense Systems	$5,933	$6,066	$4,118
Intelligence and Information Systems	3,204	4,900	2,701
Missile Systems	6,015	4,925	6,021
Network Centric Systems	4,938	3,904	4,037
Space and Airborne Systems	3,955	3,997	4,021
Technical Services	2,753	1,610	1,418
Corporate	22	96	101
Total	$26,820	$25,498	$22,417

Bookings represent the dollar value of new contract awards recognized during the period and includes firm orders for which funding has not been appropriated. Bookings for not-to-exceed contract awards are recorded based on a reasonable estimate of the expected contract definitization, which will generally not be less than 75% of the award, and are subsequently adjusted to reflect the actual amounts definitized or when, prior to definitization, facts and circumstances indicate the previous estimate is no longer reasonable. Bookings in each year are influenced by the timing of awards that may cover multiple fiscal years. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite delivery/indefinite quantity (IDIQ) type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings as well as the impact of changes in foreign exchange rates directly as an adjustment to backlog.

	Funded Backlog			Total Backlog
Backlog at December 31 (In millions)	2008	2007	2006	2008	2007	2006
Integrated Defense Systems	$4,802	$4,781	$4,088	$9,883	$9,296	$7,934
Intelligence and Information Systems	1,890	2,325	893	5,137	5,636	3,935
Missile Systems	6,003	5,218	5,135	9,858	9,379	9,504
Network Centric Systems	4,593	3,957	4,037	5,733	5,102	5,059
Space and Airborne Systems	2,810	3,037	2,770	5,521	5,276	5,591
Technical Services	1,888	1,200	1,263	2,752	1,925	1,815
Total	$21,986	$20,518	$18,186	$38,884	$36,614	$33,838

Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g. IDIQ). Both funded and unfunded backlog are affected by changes in foreign exchange rates. Backlog is increased by bookings and is converted into sales as work is performed or deliveries are made.

Integrated Defense Systems

				% Change
				2008 compared to 2007	2007 compared to 2006
(In millions, except percentages)	2008	2007	2006
Net Sales	$5,148	$4,695	$4,220	9.6%	11.3%
Operating Income	870	828	691	5.1%	19.8%
Operating Margin	16.9%	17.6%	16.4%
Bookings	$5,933	$6,066	$4,118	-2.2%	47.3%
Total Backlog	9,883	9,296	7,934	6.3%	17.2%

IDS is a global capabilities integrator specializing in space, air, surface, subsurface and homeland security solutions. IDS leverages its core domain knowledge and key capabilities in sensors, command, control, and communication (C3), effects and mission support to provide best-value solutions for warfighters and civil authorities. In 2008, IDS, as the prime contractor for the Patriot Air & Missile Defense System, a long-range, high-altitude system designed to defeat advanced threats, provided Patriot Configuration 3 upgrades to the U.S. Army as well as major Patriot System upgrades and sales to international customers, including the United Arab Emirates. IDS also continued to serve as the prime mission systems integrator for all electronic and combat systems of the Zumwalt Class Destroyer program (DDG 1000), successfully completing the U.S. Navy’s Production Readiness Review as well as other major reviews and assessments on this program, as the program transitions to production.

Net Sales—The increase in sales in 2008 of $453 million was primarily due to higher volume of $199 million on two joint battlefield sensor programs, $119 million on a U.S. Navy combat systems program and $73 million on various Patriot programs.

The increase in sales in 2007 of $475 million was primarily due to growth of $183 million on several domestic and international missile defense programs, $137 million on two joint battlefield sensor programs and $104 million on a U.S. Navy combat systems program.

Operating Income and Margin—The increase in operating income of $42 million in 2008 was primarily due to increased volume, partially offset by a change in contract mix driven primarily by the completion of certain programs, and program performance adjustments. The decline in operating margin was primarily due to this change in contract mix, and program performance adjustments. Included in operating income in 2008 and partially offsetting the decline in operating margin was $28 million from the sales of certain software licenses. The IDS operating margin is expected to decline in 2009 due to an expected shift in the mix of international sales and the completion of certain contracts.

The increase in operating income of $137 million and the margin improvement in 2007 were primarily due to higher volume and program performance improvements of $78 million on several international and domestic missile defense programs, $27 million on a U.S. Navy combat systems program, and $14 million from sales of certain software licenses.

Backlog and Bookings—The increase in backlog of $587 million in 2008 was primarily due to 2008 awards for certain Patriot programs. In 2008, IDS booked $2.5 billion to provide the Patriot Air & Missile System to the United Arab Emirates and $533 million on certain contracts for the design, development and support of the Patriot System for other international customers, including $288 million for South Korea, $140 million for Kuwait and $105 million for Taiwan. IDS also booked $237 million to provide engineering services support for Patriot air and missile defense programs and $229 million for the Rapid Aerostat Initial Deployment (RAID) program, both for the U.S. Army.

The $1.4 billion increase in backlog and increased bookings in 2007 were mainly due to the Air Warfare Destroyer (AWD) award, a multi-year program. In 2007, IDS booked $1.3 billion for the AWD program and $1.3 billion for DDG 1000. IDS also booked $915 million for certain Patriot programs including an international technical support program, an engineering services support program, the Patriot Pure Fleet program, and a Guidance Enhanced Missile—Tactical (GEM-T) upgrade program. Additionally, IDS booked $298 million on the Ballistic Missile Defense System (BMDS) program, $195 million on the Terminal High Altitude Area Defense (THAAD) radar program, $118 million for the SPY-1 radar on the AEGIS program and $113 million on the Cobra Judy Replacement Mission Equipment (CJRME) program.

Intelligence and Information Systems

				% Change
(In millions, except percentages)	2008	2007	2006	2008 compared to 2007	2007 compared to 2006
Net Sales	$3,132	$2,742	$2,560	14.2%	7.1%
Operating Income	253	248	234	2.0%	6.0%
Operating Margin	8.1%	9.0%	9.1%
Bookings	$3,204	$4,900	$2,701	-34.6%	81.4%
Total Backlog	5,137	5,636	3,935	-8.9%	43.2%

IIS provides broad capabilities and expertise in signal and image processing, geospatial intelligence air- and space-borne command and control, ground engineering support and weather and environmental management systems, command and control solutions for air/space platforms, operations, maintenance and information technology identity management, information assurance and homeland security solutions. In 2008, IIS continued to grow its business across the intelligence community while growing into international markets and other new opportunities. IIS expanded its existing e-Borders contract, an advanced border control and security program for the U.K. Home Office, to provide extended functionality and services for the program.

Net Sales—The increase in sales in 2008 of $390 million was primarily due to $309 million of higher volume on an advanced border control and security program and a competitive design program for the U.S. Air Force’s next generation global positioning ground system.

The increase in sales in 2007 of $182 million was primarily due to $90 million on an advanced border control and security program, increased volume on several programs with the U.S. Air Force and several information technology programs.

Operating Income and Margin—The increase in operating income of $5 million in 2008 was primarily due to increased volume, partially offset by certain acquisition costs and other investments in cyber operations and information security capabilities. The decline in operating margin in 2008 was primarily due to the acquisition costs and investments noted above.

The increase in operating income of $14 million in 2007 was primarily due to increased volume, partially offset by costs related to the Oakley Networks, Inc. acquisition.

Backlog and Bookings—The decrease in backlog of $499 million and bookings of $1.7 billion in 2008 were primarily due to large bookings in 2007 described below. In 2008, IIS booked $1.8 billion on a number of classified contracts, including $379 million on a major classified program.

The $1.7 billion increase in backlog and increased bookings in 2007 was primarily due to the e-Borders booking, a multi-year project. During 2007, IIS booked $1.4 billion for e-Borders, $1.4 billion on a number of classified contracts, $781 million on the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program and $101 million for the U.S. Air Force’s Consolidated Field Service contract to provide global intelligence, surveillance and reconnaissance support.

Missile Systems

				% Change
(In millions, except percentages)	2008	2007	2006	2008 compared to 2007	2007 compared to 2006
Net Sales	$5,377	$4,993	$4,503	7.7%	10.9%
Operating Income	581	541	479	7.4%	12.9%
Operating Margin	10.8%	10.8%	10.6%
Bookings	$6,015	$4,925	$6,021	22.1%	-18.2%
Total Backlog	9,858	9,379	9,504	5.1%	-1.3%

MS develops and supports a broad range of cutting edge weapon systems that include missiles, smart munitions, projectiles, kinetic kill vehicles, space vehicles and directed energy effectors. In 2008, MS and the U.S. Navy successfully conducted the first two flight tests of the Standard Missile 6 (SM-6) extended range anti-air warfare missile, which demonstrated the first successful integration of the Navy’s active missile technology into a weapon system that provides both near-term advanced anti-air warfare and future over-the-horizon capability. In addition, MS continued to demonstrate its missile defense capability with several significant test successes and contract awards. The Missile Defense Agency and the U.S. Navy completed a successful mission, intercepting a non-functioning satellite with a specially modified Standard Missile-3 (SM-3).

Net Sales—The increase in sales in 2008 of $384 million was primarily due to $362 million of higher volume on the Advanced Medium-Range Air-to-Air Missile (AMRAAM), Rolling Airframe Missile (RAM), Phalanx, PavewayTM and Tube-launched Optically guided Wire controlled missile (TOW) programs.

The increase in sales in 2007 of $490 million was primarily due to $414 million of higher volume on the Standard Missile, Phalanx and Evolved Sea Sparrow (ESSM) programs.

Operating Income and Margin—The increase in operating income of $40 million in 2008 was primarily due to higher volume. Operating margin in 2008 remained consistent with 2007.

The increase in operating income of $62 million in 2007 was primarily due to increased volume.

Backlog and Bookings—The $479 million increase in backlog and the $1.1 billion increase in bookings in 2008 were primarily due to 2008 awards for the SM-3 program. In 2008, MS booked $1.2 billion for the production of SM-3 for the U.S. Navy and the Missile Defense Agency, $624 million for the production of the AMRAAM program for international customers and the U.S. Air Force, $577 million on Standard Missile Development and Production, and $478 million for the production of Tactical Tomahawk cruise missiles for the U.S. Navy.

The $125 million decrease in backlog and the $1.1 billion decrease in bookings in 2007 were primarily driven by certain large development bookings in 2006. In 2007, MS booked $691 million on Standard Missile Development and Production, $283 million for the TOW missiles, $247 million for ESSM Production, a $253 million Tactical Tomahawk award, $237 million for Phalanx Weapons Systems for the U.S. Navy and U.S. Army, $232 million for the design and development of the Mid Range Munition system, $145 million for the production of Enhanced Paveway for an international customer, and $111 million for the production of Javelin for the U.S. Army and U.S. Marines.

Network Centric Systems

				% Change
(In millions, except percentages)	2008	2007	2006	2008 compared to 2007	2007 compared to 2006
Net Sales	$4,510	$4,164	$3,561	8.3%	16.9%
Operating Income	552	506	379	9.1%	33.5%
Operating Margin	12.2%	12.2%	10.6%
Bookings	$4,938	$3,904	$4,037	26.5%	-3.3%
Total Backlog	5,733	5,102	5,059	12.4%	0.8%

NCS develops and produces mission solutions for networking, command and control, battle space awareness and transportation management. In 2008, NCS continued developing and expanding its international business and presence overseas. NCS had key initiatives into adjacent markets including international and domestic border security, civil communications and first responder interoperability as well as transportation solutions, including open road tolling. NCS was awarded the Joint Precision Approach and Landing System (JPALS) contract to provide an all-weather, anti-jam shipboard landing capability to the U.S. Navy, which will enable pinpoint landing accuracy.

Net Sales—The increase in sales in 2008 of $346 million was due to higher volume on certain U.S. Army programs, including an integrated ground combat surveillance program, a communications program and a long-range multi-sensor system program.

The increase in sales in 2007 of $603 million was primarily due to $485 million of increased volume on certain U.S. Army programs, including an integrated ground combat surveillance program, a weapon locating radar program, the Improved Target Acquisition System (ITAS) program and a communications program.

Operating Income and Margin—The increase in operating income of $46 million in 2008 was primarily due to increased volume on certain U.S. Army programs. Operating margin in 2008 remained consistent with 2007.

The increase in operating income of $127 million and the margin improvement in 2007 were primarily due to $98 million of improved program performance and volume on certain U.S. Army programs.

Backlog and Bookings—The increase of $631 million in backlog and increased bookings in 2008 were primarily due to an increase in U.S. Army awards. In 2008, NCS booked $570 million to provide Horizontal Technology Integration (HTI) forward-looking infrared kits and $279 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) for the U.S. Army. NCS also booked $233 million for the design and development phase of JPALS for the U.S. Navy, $231 million for the production of ITAS for the U.S. Army and the U.S. Marines and $115 million for the Airborne, Maritime and Fixed Site (AMF) Joint Tactical Radio System (JTRS) program.

The 2007 backlog and bookings remained relatively consistent with 2006. In 2007, NCS booked $725 million on various U.S. Army programs including the LRAS3 program, the Firefinder locating radar program, SATCOM on the move systems to the U.S. Army for use on the Mine Resistant Ambush Protected vehicle, and the HTI program. NCS also booked $159 million for development work on the U.S. Navy Multiband Terminal (NMT) contract and $121 million on the Commander’s Independent Viewers (CIVs) program.

Space and Airborne Systems

				% Change
(In millions, except percentages)	2008	2007	2006	2008 compared to 2007	2007 compared to 2006
Net Sales	$4,372	$4,288	$4,319	2.0%	-0.7%
Operating Income	580	560	604	3.6%	-7.3%
Operating Margin	13.3%	13.1%	14.0%
Bookings	$3,955	$3,997	$4,021	-1.1%	-0.6%
Total Backlog	5,521	5,276	5,591	4.6%	-5.6%

SAS designs and develops integrated systems and solutions for advanced missions including traditional and non-traditional intelligence, surveillance and reconnaissance, precision engagement, unmanned aerial operations, special forces operations and space. In 2008, SAS demonstrated the Advanced Distributed Aperture System (ADAS), a high-definition situational awareness capability for helicopter aircrews, in conjunction with the U.S. Army Night Vision Electronic Systems directorate. SAS and the U.K. Ministry of Defence successfully completed capabilities assurance mission testing of the Airborne Stand-Off Radar (ASTOR) system, a world-class ground surveillance capability, prior to the system entering into service with the Royal Air Force.

Net Sales—The increase in sales in 2008 of $84 million was primarily due to higher volume on certain sensor programs, partially offset by a $137 million decrease in volume on a classified program and an international advanced countermeasures program.

The decrease in sales in 2007 of $31 million was primarily due to lower volume of $93 million on a sensor program, partially offset by higher volume on certain airborne radar and classified programs.

Operating Income and Margin—The increase in operating income of $20 million in 2008 was primarily due to increased volume. Operating margin in 2008 remained relatively consistent with 2007.

The decrease in operating income of $44 million and the decline in margin in 2007 were primarily due to profit adjustments and lower volume on a sensor program and certain classified programs, partially offset by improved program performance on an international aircraft integration program.

Backlog and Bookings—The increase in backlog of $245 million in 2008 was primarily due to an increase in classified bookings. In 2008, SAS booked $1.5 billion on a number of classified contracts.

The decrease in backlog of $315 million in 2007 was primarily due to stop work orders issued on a space classified program. In 2007, SAS booked over $860 million on a number of classified contracts, including $381 million on a major classified program in the fourth quarter. SAS also booked $329 million related to a capability for a satellite system.

Technical Services

				% Change
(In millions, except percentages)	2008	2007	2006	2008 compared to 2007	2007 compared to 2006
Net Sales	$2,601	$2,174	$2,153	19.6%	1.0%
Operating Income	174	139	153	25.2%	-9.2%
Operating Margin	6.7%	6.4%	7.1%
Bookings	$2,753	$1,610	$1,418	71.0%	13.5%
Total Backlog	2,752	1,925	1,815	43.0%	6.1%

TS provides technical, scientific and professional services, as well as a full-spectrum of training services and outsourcing for defense, federal and commercial customers worldwide. It specializes in Mission Support, counter-proliferation and counter-terrorism, range operations, product support, homeland security solutions and customized engineering services. In 2008, TS continued to expand its Global Training Solutions capabilities and offerings. TS led a team that secured the Air Traffic Control Optimum Training Solution (ATCOTS) contract to maintain and improve air traffic controller (ATC) training and support the Federal Aviation Administration (FAA) in meeting current and future ATC demands. TS also continued as the lead for the Warfighter Field Operations Customer Support (FOCUS) program to consolidate the U.S. Army live, virtual and constructive training operations and support systems worldwide.

Net Sales—The increase in sales of $427 million in 2008 was primarily due to $381 million of growth on our training programs, principally on the U.S. Army’s Warfighter FOCUS contract.

The increase in sales in 2007 of $21 million was primarily due to higher volume on certain Defense Threat Reduction Agency (DTRA) programs, training, and international programs, partially offset by a $113 million decrease at our depot services operation.

Operating Income and Margin—The increase in operating income of $35 million in 2008 was primarily due to increased volume. Operating margin in 2008 remained relatively consistent with 2007.

The decrease in operating income of $14 million and the decline in margins in 2007 were primarily due to lower volume in our higher margin depot services operation.

Backlog and Bookings—The increase of $827 million in backlog and increased bookings in 2008 were primarily due to bookings on the Warfighter FOCUS and ATCOTS contracts. In 2008, TS booked $957 million and $436 million for work on the Warfighter FOCUS and ATCOTS contracts, respectively.

The increase in backlog and bookings in 2007 was primarily due to bookings on the Warfighter FOCUS contract, work for the Department of Energy and the DTRA. In 2007, TS booked $492 million on work for the Department of Energy and the DTRA, and $118 million on the Warfighter FOCUS contract.

FAS/CAS Pension Adjustment and Corporate and Eliminations

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (SFAS No. 87) and our pension expense under CAS. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of the FAS/CAS Pension Adjustment were as follows:

(In millions)	2008	2007	2006
FAS expense	$524	$693	$826
CAS expense	401	434	464
FAS/CAS Pension Adjustment	$123	$259	$362

As discussed above, a key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differs from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 11 years and are amortized under CAS over a 15-year period. In accordance with both FAS and CAS, a “market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect the recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

From 2006 to 2008, our FAS expense decreased due to the recognition of historical asset returns, which were greater than the expected return between 2003 and 2006 and the expected returns on our discretionary pension contributions. On the other hand, CAS expense over the past three years has remained relatively consistent because the recognition of 2003 to 2006 asset returns was recognized over a longer period of time. As a result of these patterns of earnings and expense recognition, our FAS/CAS Pension Adjustment expense decreased over that period.

In 2009, we expect that our CAS expense will increase more than our FAS expense which will result in a significant decrease in the FAS/CAS Pension Adjustment. The increase in projected CAS expense is driven by negative asset returns in 2008 which caused certain plans to no longer be fully funded under CAS. While our FAS expense also increased due to the lower than expected return on assets, the expected return on our discretionary contribution to our pension plans in 2008 as well as the additional funding requirements expected in 2009, helped to partially offset the FAS expense increase. After 2009 the FAS/CAS Pension Adjustment is difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2008, it appears that our FAS expense will exceed our CAS expense after 2009 due to the shorter period in which the negative 2008 asset returns will be smoothed and amortized under FAS.

Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the $69 million reduction to operating income related to increased estimated future pension costs discussed below and the net costs associated with our residual commuter aircraft portfolio.

The components of net sales related to Corporate and Eliminations were as follows:

(In millions)	2008	2007	2006
Intersegment sales eliminations	$(1,945)	$(1,829)	$(1,714)
Corporate	(21)	74	105
Total	$(1,966)	$(1,755)	$(1,609)
The components of operating income related to Corporate and Eliminations were as follows:
(In millions)	2008	2007	2006
Intersegment profit eliminations	$(173)	$(161)	$(149)
Corporate	(118)	(74)	(85)
Total	$(291)	$(235)	$(234)

As discussed above in Critical Accounting Estimates, pension costs as calculated under the U.S. Government CAS are a component of our estimated costs to complete each of our U.S. Government contracts. On an annual basis, we update our estimate of future CAS pension costs based upon actual asset returns and other actuarial factors. When these estimated future costs increase, which occurred at December 31, 2008, driven mainly by the significant decline in the value of our pension assets, the estimated costs to complete each existing contract increases. The amounts of revenue and profit which are recognizable based upon our estimated percent complete and expected margins on our contracts, principally on our fixed price contracts, were reduced. In the fourth quarter of 2008, we recorded a cumulative catch-up adjustment for this reduction in revenue and profit of $69 million as part of Corporate and Eliminations consistent with our internal management reporting and performance evaluation. The components of the adjustment are as follows:

(In millions)
Integrated Defense Systems	$20
Intelligence and Information Systems	7
Missile Systems	14
Network Centric Systems	12
Space and Airborne Systems	12
Technical Services	4
Total	$69

DISCONTINUED OPERATIONS

Operating (loss) income from discontinued operations, net of tax consisted of the following results from Raytheon Aircraft, Flight Options, and Other Discontinued Operations, composed of Raytheon Engineers & Constructors and Aircraft Integration Systems:

	Pretax			After-tax
(In millions)	2008	2007	2006	2008	2007	2006
Gain on sale of Raytheon Aircraft	$—	$1,598	$—	$—	$986	$—
Raytheon Aircraft discontinued operations	6	45	274	8	30	181
Loss on sale of Flight Options	—	(73)	—	—	(44)	—
Flight Options discontinued operations	—	(112)	(103)	—	(88)	(80)
Other Discontinued Operations	(1)	8	(7)	(10)	1	(5)
Total	$5	$1,466	$164	$(2)	$885	$96

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (Flight Options) businesses. As a result, we present Raytheon Aircraft, Flight Options and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. All residual activity relating to our disposed businesses appears in discontinued operations. We sold Raytheon Aircraft for $3,318 million in gross proceeds, $3,117 million, net. We recorded a gain on sale of $986 million, net of $612 million of federal, foreign and state taxes. We sold Flight Options and recorded a loss on sale of $73 million pretax, $44 million after-tax. In connection with the sale of Flight Options we recorded a note receivable for $9 million, which was subsequently collected in 2008.

In 2007, we sought and received a number of initial bids to purchase Flight Options. These initial bids were below our previous estimates of Flight Options’ fair value, which was based upon its projected discounted cash flows. As a result of receiving these external indications of market value and other conditions and events that occurred during the year, we recorded an impairment charge of $84 million pretax, $69 million after-tax, which included all of Flight Options’ remaining goodwill and a portion of its other intangible assets. In 2006 we recorded a goodwill impairment charge of $55 million pretax, $48 million after-tax, related to Flight Options.

We retained certain assets and liabilities of these disposed businesses. At December 31, 2008 and December 31, 2007, we had $71 million and $61 million, respectively, in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At December 31, 2008 and December 31, 2007, we had $77 million and $88 million, respectively, primarily in current liabilities related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations, and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service recently concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

No interest expense was allocated to discontinued operations for the years ended December 31, 2008, 2007 and 2006 since there was no debt specifically attributable to discontinued operations or required to be repaid with proceeds from the sales.

FINANCIAL CONDITION AND LIQUIDITY

Overview

We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions and research and development; managing our balance sheet, including debt repayments and pension contributions; and returning cash to our stockholders, including dividend payments and share repurchases, as outlined below. Our need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. We currently expect that cash and cash equivalents, cash flow from operations and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, investment, debt service and other financing requirements during the next twelve months and for the foreseeable future.

During 2008, certain significant cash outflows were as follows:

–	$1.7 billion of share repurchases;
–	$378 million for payments for additions to plant and equipment and capitalized internal use software additions;
–	$448 million of net federal and foreign tax payments;
–	$460 million in dividend payments;
–	$54 million for business acquisitions, net of cash received; and
–	$660 million of discretionary pension plan contributions.

We discuss these cash outflows in more detail below.

In addition, the following table highlights selected measures of our liquidity and capital resources as of December 31, 2008 and 2007:

(In millions, except percentages)	2008	2007
Cash and cash equivalents	$2,259	$2,655
Working capital	2,268	2,828
Amount available under our credit facility	2,160	2,140
Total debt as a percentage of total capital	20.3%	15.3%

The increase in total debt as a percentage of total capital was primarily due to a reduction in equity driven by a $4.7 billion pretax, $3.0 billion after-tax, increase in the unfunded projected benefit obligation driven primarily by actual asset returns versus our expected return.

Operating Activities

(In millions)	2008	2007	2006
Cash provided by operating activities from continuing operations	$2,036	$1,249	$2,477
Cash provided by operating activities	$2,015	$1,198	$2,743

The increase of $817 million in net cash provided by operating activities in 2008 compared to 2007 was primarily due to lower tax payments and pension plan contributions. The decrease of $1,545 million in net cash provided by operating activities in 2007 compared to 2006 was primarily due to higher pension plan contributions of $1,318 million in 2007 compared to $561 million in 2006 as well as higher net cash tax payments.

Tax Payments—Total federal and foreign tax payments, net of refunds, were $448 million in 2008 compared to $734 million in 2007 and $375 million in 2006. Net tax payments in 2007 included $631 million of payments related to the sale of Raytheon Aircraft and refunds of $381 million related to a federal research credit claim and export tax benefit claims. Federal and foreign tax payments, net of refunds, for 2009 are expected to approximate $230 million.

Pension Plan Contributions—We make both discretionary and required contributions to our pension plans. Required contributions are primarily determined by ERISA rules and are affected by the actual return on plan assets and plan funded status. As discretionary contributions are made, a funding credit is accumulated which can be used to offset future calculated required contributions. The funding credit for our pension plans was $2.4 billion at December 31, 2008. We made discretionary and required contributions during 2008, 2007 and 2006 as follows:

(In millions)	2008	2007	2006
Discretionary contributions	$660	$900	$200
Required contributions	514	416	357
Total	$1,174	$1,316	$557

Discretionary contributions in 2008 were lower than in 2007 due to the acceleration of a planned 2008 contribution of $500 million into December 2007. We expect to make required contributions to our pension plans of approximately $1.1 billion in 2009. The expected increase in required contributions over 2008 is primarily due to the impact of the significant decline in the value of our pension plan assets in 2008. We will continue to periodically evaluate whether to make additional discretionary contributions. Future funding requirements will likely be affected by the Pension Protection Act of 2006 as further discussed below in Contractual Obligations.

Financing Receivables—Collections of financing receivables were $68 million in 2008, $88 million in 2007 and $176 million in 2006. As a result of our sales of Raytheon Aircraft and Flight Options in 2007, we do not expect to originate any significant long-term aircraft financing receivables in the future; however, we continue to hold $85 million of long-term financing receivables as part of our commuter aircraft portfolio. In 2006, we received proceeds of $53 million related to the sale of certain financing receivables.

Interest payments were $142 million, $232 million and $273 million in 2008, 2007 and 2006, respectively.

Investing Activities

(In millions)	2008	2007	2006
Net cash (used in) provided by investing activities from continuing operations	$(417)	$2,536	$(403)
Net cash (used in) provided by investing activities	$(417)	$2,507	$(451)

The decrease of $2,924 million in net cash (used in) provided by investing activities in 2008 was primarily due to the proceeds from divestitures in 2007 discussed in more detail below.

Additions to property, plant and equipment were $304 million in 2008, $313 million in 2007 and $294 million in 2006. Additions to capitalized internal use software were $74 million in 2008, $85 million in 2007 and $77 million in 2006. We expect our capital and internal use software expenditures to be approximately $370 million and $90 million, respectively, in 2009, consistent with the anticipated growth of our business and for specific investments including program capital assets and facility improvements.

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria and divest of certain non-core businesses and investments and assets when appropriate.

Acquisitions—In 2008, we acquired Telemus Solutions, Inc. and SI Government Solutions, which enhance our Information Operations and Information Assurance (IO/IA) capabilities, for an aggregate of $52 million in cash. In 2007, we acquired Oakley Networks, Inc., which enhanced our IO/IA capabilities, and the robotics technologies and capabilities of Sarcos for an aggregate of $211 million, exclusive of retention and management incentive payments for future services. In 2006, we acquired Houston Associates, Inc. and Virtual Technology Corporation for an aggregate of $87 million.

Divestitures and Sales of Other Assets—In 2007, we received pretax net proceeds of $3,143 million related to our sales of Raytheon Aircraft and Flight Options. In 2006, we sold our investment in HRL Laboratories, LLC for $28 million and received proceeds of $24 million related to the sale of Space Imaging assets.

Financing Activities

(In millions)	2008	2007	2006
Net cash used in financing activities from continuing operations	$(1,994)	$(3,510)	$(1,009)
Net cash used in financing activities	$(1,994)	$(3,510)	$(1,034)

We have used cash provided by operating activities as our primary source for the repayment of debt, payment of dividends and the repurchase of our common stock. In 2007, we also used the proceeds from the sale of Raytheon Aircraft for such activities. The decrease of $1,516 million in net cash used in financing activities in 2008 was primarily due to the repayments of long-term debt in 2007 discussed in more detail below. Our next debt principal payment of $453 million is due in 2011.

Debt—We made no debt repayments in 2008 compared to $1,724 million in 2007 and $382 million in 2006. Our 2007 debt repayments consisted of the retirement of $685 million of current maturities and the exercise of our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $1,039 million of our long-term debt maturing between 2008-2010 at a loss of $59 million pretax, which is included in Other expense (income), net. In 2006, we retired $408 million of subordinated notes payable which had matured, consisting of a payment of $382 million and a reduction in our investment in RC Trust I of $26 million.

Stock Repurchases—Information on our repurchases of our common stock under our share repurchase programs is as follows:

(In millions)	2008	2007	2006
Amount of stock repurchased	$1,700	$1,642	$352
Shares of stock repurchased	30.7	28.7	7.9

In October 2008, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. As of December 31, 2008 we had not repurchased any shares of our common stock under this program.

In October 2007, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. As of December 31, 2008, approximately $1,930 million of our common stock had been repurchased and approximately $70 million remained under this program.

In December 2006, our Board of Directors authorized the repurchase of up to $750 million of our outstanding common stock. This program was completed during the fourth quarter of 2007. In March 2006, our Board of Directors authorized the repurchase of up to $750 million of our outstanding common stock. This program was completed during the second quarter of 2007. In November 2004, our Board of Directors authorized the repurchase of up to $700 million of our outstanding common stock. This program was completed during the third quarter of 2006.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

(In millions, except per share amounts)	2008	2007	2006
Cash dividends per share	$1.12	$1.02	$0.96
Total dividends paid	$460	$440	$420

Although we do not have a formal dividend policy we believe that a reasonable dividend payout ratio is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES

Total debt was $2.3 billion at December 31, 2008 and 2007. Our outstanding debt bears contractual interest at fixed interest rates ranging from 4.9% to 7.2% and matures at various dates through 2028. We entered into various interest rate swaps that correspond to a portion of our fixed-rate debt in order to effectively hedge interest rate risk by converting that portion of our total fixed-rate debt to variable-rate debt based on LIBOR. The notional value of interest rate swaps outstanding was $575 million at December 31, 2008 and 2007.

Cash and Cash Equivalents—Cash and cash equivalents were $2.3 billion at December 31, 2008 and $2.7 billion at December 31, 2007. We invest cash directly in U.S. Treasuries; commercial paper of financial institutions and corporations with AA-/Aa3 or better long-term and A-1+/P-1 short-term debt ratings, or guaranteed by the U.S. Government’s TLGP program; AAA/Aaa U.S. Treasury money market funds; and interest bearing accounts. Cash balances held at our foreign subsidiaries were approximately 15% of our total cash balance at December 31, 2008, and are deemed to be indefinitely reinvested.

Credit Facilities—We have a $2.2 billion bank revolving credit facility under which we can draw on lines of credit, issue letters of credit and backstop commercial paper. Borrowings under the credit facility bear interest at LIBOR plus 40 basis points (based on Raytheon’s credit rating at December 31, 2008). The credit facility is comprised of commitments from approximately thirty separate highly rated lenders, each committing no more than 10% of the entire facility. The credit facility matures in March 2010 and we intend to renew prior to maturity. The terms of the renewed facility, including the amount of the facility, maturity, pricing and covenants, will depend on market conditions at the time of renewal. As of December 31, 2008 and December 31, 2007, there were no borrowings outstanding under this credit facility. However, we had approximately $40 million and $60 million of outstanding letters of credit at December 31, 2008 and 2007, respectively, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under our credit facility, we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 50% and a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during 2008 and 2007. Our ratio of total debt to total capitalization was 20.3% and 15.3% at December 31, 2008 and 2007, respectively. Our ratio of EBITDA to consolidated net interest expense was 45.4 and 105.9 at December 31, 2008 and 2007, respectively.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. In 2005, Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a three year, $150 million committed multicurrency revolving credit facility that expired in December 2008 and was not renewed. There were no borrowings outstanding under this facility at December 31, 2007. In addition, other uncommitted bank lines totaled approximately $10 million and $15 million at December 31, 2008 and 2007, respectively. There were no amounts outstanding under these lines of credit at December 31, 2008 and 2007. Compensating balance arrangements are not material.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-tem debt. The following chart reflects the current ratings assigned by each of these agencies to our short-term debt and long-term senior unsecured debt:

	Short-Term	Long-Term Senior Debt
Rating Agency	Debt	Rating	Outlook	Date of Last Action
Fitch	F2	A-	Stable	September 2008
Moody’s	P-2	Baa1	Stable	March 2007
S&P	A-2	A-	Stable	September 2008

In September 2008, Fitch upgraded our long-term senior unsecured debt rating from BBB+ to A- and S&P upgraded our long-term senior unsecured debt rating from BBB+ to A-.

Shelf Registrations—The capacity of our current shelf registration, filed with the SEC in October 2008, is $3.0 billion, of which $450 million was used for the registration of common stock issuable under certain outstanding warrants issued in 2006.

During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing on revolvers, issuing debt and raising capital generally, which have had a material adverse impact on their liquidity. Given our current cash position, credit ratings, available credit facilities, cash needs, and debt structure, along with the type of short-term investments we have made, we have not experienced any material issues and we continue to expect that our current liquidity, notwithstanding these adverse market conditions, will be sufficient to meet all our anticipated needs during the next twelve months and for the foreseeable future.

CONTRACTUAL OBLIGATIONS

The following is a schedule of our contractual obligations outstanding at December 31, 2008:

(In millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Debt(1)	$2,289	$—	$453	$678	$1,158
Interest payments	1,372	138	265	205	764
Operating leases(2)	978	273	337	164	204
Purchase obligations	9,001	5,816	2,540	303	342
Total	$13,640	$6,227	$3,595	$1,350	$2,468
(1)	Debt includes scheduled principal payments only.
(2)	Capital lease payments are not material.

Purchase obligations in the table above represent agreements with suppliers to purchase goods or services that are enforceable and legally binding. We enter into contracts with customers, primarily the U.S. Government, which entitles us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the amount for which we are entitled to full recourse from our customers. The table above does not include pension and other postretirement contributions which we expect to make in 2009 of up to $1.2 billion, exclusive of any government recovery.

In 2006, the Pension Protection Act of 2006 (the Pension Act) was signed into law. Under the Pension Act, companies will be required to fully fund their pension plans over a seven-year period. For certain defense contractors, the new funding rules become effective no sooner than 2009 and no later than 2011, depending on when the U.S. Government Cost Accounting Standards Board (CAS Board) aligns the U.S. Government Cost Accounting Standards (CAS) with the new funding requirements.

In September 2008, the CAS Board issued an Advance Notice of Proposed Rulemaking on the harmonization of certain CAS with the Pension Act. It is expected that the final rule would provide a framework to partially harmonize the CAS and ERISA rules as revised by the Pension Act, which requires companies to fully fund their pension plans over a seven-year period.

Interest payments include interest on debt that is redeemable at the option of the Company and do not include interest payments on interest rate swap agreements.

As of December 31, 2008, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $478 million. We are unable to make a reasonably reliable estimate when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into off-balance sheet arrangements, including the sale of general aviation receivables. Such arrangements are not material to our overall liquidity or capital resources, market risk support or credit risk support as detailed below. We also issue guarantees to third parties on behalf of our affiliates as described below in Commitments and Contingencies.

In 2006, we sold $67 million of general aviation finance receivables to a qualifying special purpose entity which in turn issued beneficial interests in these receivables to a commercial paper conduit, and retained a subordinated interest in and servicing rights to the receivables. The sale was non-recourse to us due to third party financial guarantees. At December 31, 2008 and 2007, the outstanding balance of securitized accounts receivable from the 2006 and previous sales of general aviation finance receivables held by the third party conduit totaled $99 million and $135 million, respectively, of which our subordinated retained interest was $66 million and $63 million, respectively, and the fair value of the servicing liability was less than $1 million in both years.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by NCS. Loan repayments by the Brazilian Government were current at December 31, 2008.

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

COMMITMENTS AND CONTINGENCIES

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs is $157 million at December 31, 2008. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $105 million before U.S. Government recovery and had this amount accrued at December 31, 2008. A portion of these costs are eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we recorded $69 million in Contracts in process through December 31, 2008 for the estimated future recovery of these costs from the U.S. Government. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; as a result, we generally do not reflect the provision for these costs in our consolidated financial statements. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $281 million, $1,012 million and $111 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at December 31, 2008, respectively, and $261 million, $910 million and $104 million were outstanding at December 31, 2007, respectively. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit described above were $59 million and $180 million at December 31, 2008, respectively and $39 million and $193 million at December 31, 2007, respectively, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). TRS has two major operating subsidiaries, one of which, Thales-Raytheon Systems Co. LLC (TRS LLC), we control and consolidate and the other one, Thales-Raytheon Systems Company S.A.S. (TRS SAS), which we account for using the equity method through our investment in TRS. Our investment in TRS was $227 million at December 31, 2008 and $165 million at December 31, 2007.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At December 31, 2008 and 2007, we had an estimated liability of $2 million and $3 million, respectively, related to these guarantees and letters of credit. We evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and other contractual obligations described above periodically. At December 31, 2008 we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2008.

Also included in guarantees and letters of credit described above were $86 million and $6 million at December 31, 2008, respectively, and $85 million and $21 million at December 31, 2007, respectively, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies whose financial condition could be significantly affected by a number of factors, including rising fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air

Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At December 31, 2008 and December 31, 2007, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $170 million relating to 127 aircraft and approximately $250 million relating to 156 aircraft, respectively. The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, we evaluate many factors including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulation or any applicable U.S. Government regulation (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. We do not expect these audits and investigations to have a material adverse effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have an impact on our financial position, results of operations or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) expands the definition of a business and establishes the use of the acquisition method for business combinations. This method requires all assets and liabilities, including goodwill, of an acquired business to be measured at fair value on the acquisition date. Among other things, the standard requires entities to expense most transaction and restructuring costs; establishes fair value measurement for contingent consideration in earnings; and requires capitalization of in-process research and development. The standard also modifies the recording and presentation of deferred taxes. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Our adoption of SFAS No. 141(R) is not expected to materially impact our consolidated financial position, results of operations or liquidity when it becomes effective. Subsequent to our adoption of SFAS No. 141(R), the resolution of existing balances related to uncertain tax positions from prior acquisitions that differ from previously recorded amounts will be adjusted through earnings.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of Stockholders’ equity in our consolidated balance sheet. Our consolidated statements of operations will include: net income from Raytheon and the minority shareholders’ share of earnings and a new category called net earnings attributable to Raytheon, which is similar to our current presentation of Net income. SFAS

No. 160 will also expand disclosures to clearly distinguish between our interests and the interests’ of noncontrolling owners. Our primary noncontrolling interest relates to Thales-Raytheon Systems Co. LLC (TRS LLC), which we control and consolidate. Both TRS LLC and Thales-Raytheon Systems Co. Ltd. (TRS), an equity method investment which has the principal economic interest in TRS LLC, are components in computing the operating results of our Network Centric Systems segment. Upon adoption of SFAS No. 160, we will present the noncontrolling interest in TRS LLC and the related equity method investment in TRS net of any obligations or interests to Raytheon. This will effectively reduce the minority interest in TRS LLC and the balance of our equity investment in TRS. The effect of this as of December 31, 2008 and December 31, 2007 will be to reduce the balance of the equity investment in TRS by $162 million and $133 million, respectively, with a corresponding decrease in the reported noncontrolling interest. SFAS No. 160 is effective beginning January 1, 2009 and will be applied prospectively, except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. SFAS No. 160 does not impact the calculation of Net income or Earnings per share attributable to Raytheon shareholders.

Other new pronouncements issued but not effective until after December 31, 2008, are not expected to have a material impact on our financial position, results of operations or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates.

We meet our working capital requirements with a combination of variable-rate short-term and fixed-rate long-term financing. We enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. We also enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors and customer receipts. The market-risk sensitive instruments we use for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability or transaction for which a firm commitment is in place.

The following tables provide information as of December 31, 2008 and 2007 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. For forward currency exchange contracts, the table presents notional principal amounts by contractual maturity dates.

As of December 31, 2008

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$453	$333	$345	$1,158	$2,289	$(2,493)
Average interest rate	—	—	4.85%	5.50%	5.38%	6.84%	6.03%

As of December 31, 2007

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$453	$333	$1,503	$2,289	$(2,446)
Average interest rate	—	—	—	4.85%	5.50%	6.50%	6.03%

As of December 31, 2008

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed to variable	$—	$—	$250	$—	$325	$—	$575	$48
Average variable rate paid	—	—	1.50%	—	2.10%	—	1.84%
Average fixed receive rate	—	—	4.09%	—	4.80%	—	4.49%

As of December 31, 2007

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed to variable	$—	$—	$—	$250	$—	$325	$575	$10
Average variable rate paid	—	—	—	4.05%	—	4.22%	4.14%
Average fixed receive rate	—	—	—	4.09%	—	4.80%	4.49%

We also had foreign currency forward contracts which consisted of the following major currencies at December 31, 2008 and 2007:

	2008		2007
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$382	$489	$278	$400
Canadian Dollars	189	27	240	61
Australian Dollars	98	8	34	6
European Euros	87	1	104	7
All other	48	32	122	4
Total	$804	$557	$778	$478

Unrealized gains of $81 million were included in non-current assets and unrealized losses of $107 million were included in current liabilities at December 31, 2008. For foreign currency forward contracts designated and qualifying for cash flow hedge accounting, the effective portion of the gain or loss on the derivative was reported as a component of Other comprehensive loss, net of tax. Gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements and our internal control over financial reporting and their report follows. Our stockholders ratified the appointment of PricewaterhouseCoopers LLP at the 2008 Annual Meeting of Stockholders.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ William H. Swanson	/s/ David C. Wajsgras
William H. Swanson	David C. Wajsgras
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raytheon Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, in 2008, the Company changed the manner in which it accounts for, and discloses, the fair value of certain assets and liabilities. Also as discussed in Note 12 to the consolidated financial statements, in 2008, the Company changed the manner in which it accounts for obligations associated with certain life insurance agreements. As discussed in Note 15 to the consolidated financial statements, in 2007, the Company changed the manner in which it accounts for, and discloses, uncertain tax positions. As discussed in Note 14 to the consolidated financial statements, in 2006, the Company changed the manner in which it accounts for, and discloses, pensions and other post-employment benefits.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2009

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amount) December 31:	2008	2007
Assets
Current assets
Cash and cash equivalents	$2,259	$2,655
Accounts receivable, net	105	126
Contracts in process	3,793	3,821
Inventories	325	386
Current tax asset	441	98
Deferred taxes	395	432
Prepaid expenses and other current assets	99	98
Total current assets	7,417	7,616
Property, plant and equipment, net	2,024	2,058
Deferred taxes	735	—
Prepaid retiree benefits	56	617
Goodwill	11,662	11,627
Other assets, net	1,402	1,363
Total assets	$23,296	$23,281
Liabilities and Stockholders’ Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$1,970	$1,845
Accounts payable	1,201	1,141
Accrued employee compensation	913	902
Other accrued expenses	1,065	900
Total current liabilities	5,149	4,788
Accrued retiree benefits and other long-term liabilities	6,488	3,016
Deferred taxes	—	451
Long-term debt	2,309	2,268
Commitments and contingencies (note 11)
Minority interest	263	216
Stockholders’ equity
Common stock, par value $0.01 per share, 1,450 shares authorized, 400 and 426 shares outstanding in 2008 and 2007, respectively, after deducting 81 and 49 treasury shares in 2008 and 2007, respectively	4	4
Additional paid-in capital	10,873	10,544
Accumulated other comprehensive loss	(5,182)	(1,956)
Treasury stock, at cost	(4,254)	(2,502)
Retained earnings	7,646	6,452
Total stockholders’ equity	9,087	12,542
Total liabilities and stockholders’ equity	$23,296	$23,281

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts) Years Ended December 31:	2008	2007	2006
Net sales	$23,174	$21,301	$19,707
Operating expenses
Cost of sales	18,513	17,037	15,977
Administrative and selling expenses	1,548	1,434	1,322
Research and development expenses	517	502	464
Total operating expenses	20,578	18,973	17,763
Operating income	2,596	2,328	1,944
Interest expense	129	196	272
Interest income	(64)	(163)	(75)
Other expense (income), net	33	70	(44)
Non-operating expense, net	98	103	153
Income from continuing operations before taxes	2,498	2,225	1,791
Federal and foreign income taxes	824	532	604
Income from continuing operations	1,674	1,693	1,187
Operating (loss) income from discontinued operations, net of tax	(2)	(57)	96
Net gain on sales of discontinued operations, net of tax	—	942	—
(Loss) income from discontinued operations, net of tax	(2)	885	96
Net income	$1,672	$2,578	$1,283
Earnings per share from continuing operations
Basic	$4.07	$3.91	$2.69
Diluted	3.95	3.80	2.63
(Loss) earnings per share from discontinued operations
Basic	$(0.01)	$2.04	$0.22
Diluted	(0.01)	1.99	0.21
Earnings per share
Basic	$4.06	$5.95	$2.90
Diluted	3.95	5.79	2.85

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006 (In millions, except per share amounts)	Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2005	$5	$9,722	$(89)	$(1,950)	$(454)	$3,475	$10,709

Net income						1,283	1,283
Other comprehensive income
Minimum pension liability				709			709
Foreign exchange translation				44			44
Cash flow hedges				20			20
Unrealized gains on investments				1			1

Comprehensive income							2,057

Impact to initially adopt SFAS No. 158				(1,338)			(1,338)
Dividends declared—$0.96 per share						(429)	(429)
Reclassification to initially adopt SFAS No. 123R		(89)	89				—
Common stock plan activity		464					464
Treasury stock activity					(362)		(362)
Balance at December 31, 2006	5	10,097	—	(2,514)	(816)	4,329	11,101

Net income						2,578	2,578
Other comprehensive income
Amortization of unfunded projected benefit obligation				258			258
Impact to revalue unfunded projected benefit obligation				157			157
Elimination of Raytheon Aircraft unfunded projected benefit obligation and cash flow hedges in connection with sale				77			77
Foreign exchange translation				51			51
Cash flow hedges				15			15

Comprehensive income							3,136

Dividends declared—$1.02 per share						(442)	(442)
Impact to initially adopt FIN 48						(13)	(13)
Common stock plan activity		447					447
Treasury stock activity	(1)				(1,686)		(1,687)
Balance at December 31, 2007	4	10,544	—	(1,956)	(2,502)	6,452	12,542

Net income						1,672	1,672
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation				182			182
Impact to revalue unfunded projected benefit obligation				(3,208)			(3,208)
Foreign exchange translation				(160)			(160)
Cash flow hedges				(40)			(40)

Comprehensive (loss)							(1,554)

Dividends declared—$1.12 per share						(462)	(462)
Impact to initially adopt EITF Nos. 06-04 and 06-10						(16)	(16)
Common stock plan activity		329					329
Treasury stock activity	—				(1,752)		(1,752)
Balance at December 31, 2008	$4	$10,873	$—	$(5,182)	$(4,254)	$7,646	$9,087

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2008	2007	2006
Cash flows from operating activities
Net income	$1,672	$2,578	$1,283
Loss (income) from discontinued operations, net of tax	2	(885)	(96)
Income from continuing operations	1,674	1,693	1,187
Adjustments to reconcile to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	390	372	361
Deferred income taxes	574	182	176
Origination of financing receivables	—	—	(8)
Collection of financing receivables	68	88	176
Tax benefit from stock-based awards	(53)	(55)	(31)
Changes in assets and liabilities
Accounts receivable, net	11	28	1
Contracts in process and advance payments and billings in excess of costs incurred	144	(197)	192
Inventories	62	(12)	48
Prepaid expenses and other current assets	60	8	26
Accounts payable	(24)	232	120
Income taxes payable	(351)	(638)	151
Accrued employee compensation	(9)	(34)	3
Other accrued expenses	3	(110)	(13)
Pension and other, net	(513)	(308)	88
Net cash provided by operating activities from continuing operations	2,036	1,249	2,477
Net cash (used in) provided by operating activities from discontinued operations	(21)	(51)	266
Net cash provided by operating activities	2,015	1,198	2,743
Cash flows from investing activities
Additions to property, plant and equipment	(304)	(313)	(294)
Proceeds from sales of property, plant and equipment	14	8	3
Additions to capitalized internal use software	(74)	(85)	(77)
Change in other assets	(8)	(6)	52
Proceeds from sales of discontinued operations, net	9	3,143	—
Payment for purchases of acquired companies, net of cash received	(54)	(211)	(87)
Net cash (used in) provided by investing activities from continuing operations	(417)	2,536	(403)
Net cash provided by (used in) investing activities from discontinued operations	—	(29)	(48)
Net cash (used in) provided by investing activities	(417)	2,507	(451)
Cash flows from financing activities
Dividends paid	(460)	(440)	(420)
Increase (decrease) in short-term debt and other notes	—	—	(55)
Repayments of long-term debt	—	(1,724)	—
Repayments of subordinated notes payable	—	—	(382)
Repurchase of common stock	(1,700)	(1,642)	(352)
Proceeds under common stock plans	113	241	169
Tax benefit from stock-based awards	53	55	31
Net cash used in financing activities from continuing operations	(1,994)	(3,510)	(1,009)
Net cash provided by (used in) financing activities from discontinued operations	—	—	(25)
Net cash used in financing activities	(1,994)	(3,510)	(1,034)
Net (decrease) increase in cash and cash equivalents	(396)	195	1,258
Cash and cash equivalents at beginning of year	2,655	2,460	1,202
Cash and cash equivalents at end of year	$2,259	$2,655	$2,460

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

Use of Estimates—Our consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America (GAAP), which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements.

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

We generally use the cost-to-cost measure of progress for all of our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred-to-date to the total estimated costs at completion of the contract. Revenues, including estimated earned fees or profits, are recorded as costs are incurred. Incentive and award fees are generally awarded at the discretion of the customer, achievement of certain program milestones or achievement of certain cost targets. Incentive and award fees are generally awarded at the discretion of the customer or upon achievement of certain program milestones or cost targets. Incentive and award fees, as well as penalties related to contract performance, are considered in estimating profit rates. Estimates of award fees are based on actual awards and anticipated performance which may include the performance of subcontractor or partners depending upon the individual contract requirements. Incentive provisions that increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Our claims on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated.

Changes in estimates of contract sales, costs of sales and profits are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

To a much lesser extent, we enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, or not otherwise within the scope of ARB No. 43 or SOP 81-1. We account for those contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, or other relevant revenue recognition accounting literature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue under such contracts is generally recognized upon delivery or as the service is performed. Revenue on contracts to sell software is recognized in accordance with the requirements of Statement of Position 97-2, Software Revenue Recognition. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Royalty revenue is recognized when earned. Revenue generated from fixed price service contracts not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment is recognized as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and we have determined collectability is reasonably assured.

We apply the separation guidance in Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables for contracts with multiple deliverables. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above.

Research and Development Expenses—Expenditures for Company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed. Bid and proposal costs were between 40% and 50% of total Research and development expenses in 2008, 2007 and 2006.

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

Other Income and Expense—Other income and expense consists primarily of gains and losses from our investments held in rabbi trusts used to fund certain of our non-qualified deferred compensation plans, gains and losses on the early repurchase of long-term debt and certain financing fees.

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

Activity related to the allowance for doubtful accounts was as follows:

(In millions)
Balance at December 31, 2005	$19
Provisions	—
Utilizations	(1)
Balance at December 31, 2006	18
Provisions	—
Utilizations	(10)
Balance at December 31, 2007	8
Provisions	2
Utilizations	(2)
Balance at December 31, 2008	$8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contracts in Process—Contracts in process are stated at cost plus estimated profit, but not in excess of estimated realizable value.

Deferred Contract Costs—Certain costs incurred in the performance of our U.S. Government contracts are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are deferred and primarily include a portion of our environmental expenses, asset retirement obligations, certain restructuring costs, deferred state income tax, workers’ compensation and other accruals. At December 31, 2008 and December 31, 2007, the net deferred contract costs were approximately $70 million and $80 million, respectively. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Pension and other postretirement benefit costs are allocated to our contracts as allowed costs based upon the U.S. Government cost accounting standards (CAS). The CAS requirements for pension and other postretirement benefit costs differ from the financial accounting standards (FAS) requirements under U.S. GAAP. Given the inherent difficulty in matching individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS expense to be recoverable under our expected future contract activity, and therefore have not deferred any FAS expense for pension and other postretirement benefit plans in 2006-2008. This resulted in $123 million, $259 million and $362 million of incremental expense reflected in our results of operations for 2008, 2007 and 2006, respectively, for the difference between CAS and FAS requirements for our pension plans in those years.

Inventories—Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A write down for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

Inventories consisted of the following at December 31:

(In millions)	2008	2007
Materials and purchased parts	$56	$63
Work in process	224	276
Finished goods	45	47
Total	$325	$386

We capitalize costs incurred in advance of contract award or funding in inventory if we determine the contract award or funding is probable. These precontract costs exclude any start-up costs. We included capitalized precontract and other deferred costs of $85 million and $95 million in Inventories as work in process at December 31, 2008 and 2007, respectively.

Property, Plant and Equipment, Net—Property, plant and equipment, net are stated at cost less accumulated depreciation. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are expensed. Gains and losses resulting from the sale of plant and equipment at the government and defense businesses are included in overhead and reflected in the pricing of products and services to the U.S. Government. For all other sales or asset retirements, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

Provisions for depreciation are generally computed using a combination of accelerated and straight-line methods. Depreciation provisions are based on estimated useful lives as follows:

Years
Machinery and equipment	3-10
Equipment leased to others	5-10
Buildings	20-45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Impairment of Goodwill and Long-lived Assets—We comply with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which requires that we evaluate our goodwill for impairment at least annually or whenever events or circumstances indicate the carrying value of that goodwill may not be recoverable. We perform our annual impairment test in the fourth quarter utilizing a two-step methodology that requires us to first identify potential goodwill impairment and then measure the amount of the related goodwill impairment loss, if any. We have identified our operating segments as reporting units under the impairment test assessment criteria outlined in SFAS No. 142. In performing our annual impairment test in the fourth quarter of 2008 and 2007, we did not identify any goodwill impairment associated with our continuing operations.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we determine whether long-lived assets are to be held for use or held for disposal. Upon indication of possible impairment, we evaluate the recoverability of held for use long-lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. In order for long-lived assets to be considered held for disposal, we must have committed to a plan to dispose of the assets. Once deemed held for disposal, the assets are stated at the lower of the carrying amount or fair value.

Computer Software—Internal use computer software, which consists primarily of an integrated financial package, is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life, generally 10 years.

Advance Payments and Billings in Excess of Costs Incurred—We receive advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts. We classify Advance payments and billings in excess of costs incurred, other than those reflected as a reduction of Contracts in process, as current liabilities.

Product Warranty—We provide for product warranties in conjunction with certain product sales where revenue is recognized upon delivery.

Activity related to warranty accruals was as follows:

(In millions)
Balance at December 31, 2005	$31
Provisions for warranties in 2006	17
Warranty services provided in 2006	(12)
Balance at December 31, 2006	36
Provisions for warranties in 2007	20
Warranty services provided in 2007	(9)
Balance at December 31, 2007	47
Provisions for warranties in 2008	5
Warranty services provided in 2008	(13)
Balance at December 31, 2008	$39

We account for costs incurred under warranty provisions performed under long-term contracts as contract costs using the cost-to-cost measure of progress and exclude these costs from the table above, as the estimation of these costs is an integral part of the pricing determination of these long-term contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Income—Comprehensive income and its components are presented in the consolidated statements of stockholders’ equity.

Accumulated other comprehensive loss consisted of the following at December 31:

(In millions)	2008	2007
Unfunded projected benefit obligation	$(5,123)	$(2,097)
Foreign exchange translation	(42)	118
Cash flow hedges	(19)	21
Unrealized gains on interest-only strips	3	3
Interest rate lock	(1)	(1)
Total	$(5,182)	$(1,956)

The unfunded projected benefit obligation is shown net of tax benefits of $2,759 million and $1,129 million at December 31, 2008 and 2007, respectively. The cash flow hedges are shown net of tax benefits of $10 million and net of tax liabilities of $11 million at December 31, 2008 and 2007, respectively. The unrealized gains on interest-only strips are shown net of tax liabilities of $2 million at December 31, 2008 and 2007. The interest rate lock is shown net of tax benefits of $1 million at December 31, 2008 and 2007.

Translation of Foreign Currencies—Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of Accumulated other comprehensive (loss) income in Stockholders’ equity. Deferred taxes are not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings are considered to be indefinitely reinvested. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in 2008, 2007 and 2006 were not material.

Pension Costs—We have pension plans covering the majority of employees, including certain employees in foreign countries. We must calculate our pension costs under both U.S. Government CAS and FAS requirements under U.S. GAAP. CAS prescribes the allocation to and recovery of pension costs on U.S. Government contracts through the pricing of products and services and the methodology to determine such costs. SFAS No. 87, Employer’s Accounting for Pensions (SFAS No. 87), the applicable standard under FAS, outlines the methodology used to determine pension expense or income for financial reporting purposes. Annual charges to income are made for the cost of the plans, including current service costs, interest on projected benefit obligations and net amortization and deferrals, increased or reduced by the return on assets. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both CAS and FAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of determined pension cost. In addition, the cash funding requirements for our pension plans are determined under the Employee Retirement Security Act (ERISA).

We record CAS expense in the results of our business segments. Due to the differences between FAS and CAS amounts, we also present the difference between FAS and CAS expense, referred to as our FAS/CAS Pension Adjustment, as a separate line item in our business segment results. This effectively increases or decreases the amount of pension expense in our results of operations so such amount is equal to the FAS expense amount under SFAS No. 87.

For purposes of determining SFAS No. 87 pension expense, investment gains and losses are spread over 3 years to develop a market-related value of the assets.

We adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) as of December 31, 2006. SFAS No. 158 requires us to recognize the funded status of a postretirement benefit plan (defined benefit pension and other benefits) as an asset or liability on our consolidated balance sheet. Funded status represents the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

difference between the projected benefit obligation of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as demographic or asset gains or losses and the impact of historical plan changes are included in Accumulated other comprehensive (loss) income. Changes in these amounts in future years are adjusted as they occur through Accumulated other comprehensive (loss) income. These amounts will be amortized and included in future pension expense over the average employee service period.

The adoption of SFAS No. 158 resulted in a $1.9 billion increase, from $2.3 billion to $4.2 billion, in Accrued retiree benefits and other long-term liabilities and a corresponding $1.3 billion increase, net of taxes, in Accumulated other comprehensive loss in Stockholders’ equity. In addition, the intangible asset of $128 million previously established under SFAS No. 87 was eliminated. In accordance with SFAS No. 158, prior periods have not been restated.

Derivative Financial Instruments—We enter into foreign currency forward contracts to manage the currency exchange rate risk associated with forecasted foreign currency purchases and sales under our customer contracts. We enter into pay-variable, receive-fixed interest rate swaps to manage interest rate risk associated with our fixed-rate financing obligations.

We recognize all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheet. We designate foreign currency forward contracts as cash flow hedges of forecasted purchases and sales denominated in foreign currencies, and interest rate swaps as fair value hedges of our fixed-rate financing obligations. We classify the cash flows from these instruments in the same category as the cash flows from the items being hedged. We do not hold or issue derivative financial instruments for trading or speculative purposes.

For foreign currency forward contracts designated and qualifying for cash flow hedge accounting, the effective portion of the gain or loss on the derivative is reported as a component of Other comprehensive loss, net of tax, and recognized in earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Gains and losses on derivatives not designated for hedge accounting, or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings currently.

We account for our interest rate swaps as fair value hedges of a portion of our fixed-rate financing obligations, and accordingly record gains and losses from changes in the fair value of these swaps in Interest expense, along with the offsetting gains and losses on the fair value adjustment of the hedged portion of our fixed rate financing obligations. We also record in Interest expense the net amount paid or received under the swap for the period and the amortization of gain or loss from the early termination of interest rate swaps.

Employee Stock Plans—Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. The expense is amortized over the service period using the graded vesting method for our restricted stock and restricted stock units and the straight line amortization method for our Long Term Performance Plan (LTPP). The related gross excess tax benefit received upon exercise of stock options or vesting of a stock-based award, if any, is reflected in the consolidated statements of cash flows as a financing activity rather than an operating activity.

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

Note 2: Accounting Standards

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) expands the definition of a business and establishes the use of the acquisition method for business combinations. This method requires all assets and liabilities, including goodwill, of an acquired business to be measured at fair value on the acquisition date. Among other things, the standard requires entities to expense most transaction and restructuring costs; establishes fair value measurement for contingent consideration in earnings; and requires capitalization of in-process research and development. The standard also modifies the recording and presentation of deferred taxes. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Our adoption of SFAS No. 141(R) is not expected to materially impact our consolidated financial position, results of operations or liquidity when it becomes effective. Subsequent to our adoption of SFAS No. 141(R), the resolution of existing balances related to uncertain tax positions from prior acquisitions that differ from previously recorded amounts will be adjusted through earnings.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of Stockholders’ equity in our consolidated balance sheet. Our consolidated statements of operations will include: net income from Raytheon and the minority stockholders’ share of earnings and a new category called net earnings attributable to Raytheon, which is similar to our current presentation of Net income. SFAS No. 160 will also expand disclosures to clearly distinguish between our interests and the interests’ of noncontrolling owners. Our primary noncontrolling interest relates to Thales-Raytheon Systems Co. LLC (TRS LLC), which we control and consolidate. Both TRS LLC and Thales-Raytheon Systems Co. Ltd. (TRS), an equity method investment which has the principal economic interest in TRS LLC, are components in computing the operating results of our Network Centric Systems segment. Upon adoption of SFAS No. 160, we will present the noncontrolling interest in TRS LLC and the related equity method investment in TRS net of any obligations or interests to Raytheon. This will effectively reduce the minority interest in TRS LLC and the balance of our equity investment in TRS. The effect of this as of December 31, 2008 and December 31, 2007 will be to reduce the balance of the equity investment in TRS by $162 million and $133 million, respectively, with a corresponding decrease in the reported noncontrolling interest. SFAS No. 160 is effective beginning January 1, 2009 and will be applied prospectively, except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. SFAS No. 160 does not impact the calculation of Net income or Earnings per share attributable to Raytheon shareholders.

Other new pronouncements issued but not effective until after December 31, 2008, are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Acquisitions

In 2008, we paid $52 million in cash to acquire Telemus Solutions, Inc. and SI Government Solutions at Intelligence Information Systems (IIS). We recorded $39 million of goodwill and $9 million in intangible assets in connection with these acquisitions.

In 2007, we paid $211 million in cash to acquire Oakley Networks, Inc. at IIS and the robotics technologies and capabilities of Sarcos at Integrated Defense Systems (IDS). We recorded $38 million in intangible assets, primarily related to completed technology and customer relationships with a weighted-average life of 6 years and $165 million of goodwill in connection with these acquisitions.

In 2006, we paid $87 million in cash to acquire Virtual Technology Corporation and Houston Associates, Inc. at Network Centric Systems (NCS). We recorded $18 million in intangible assets and $60 million in goodwill in connection with these acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pro forma financial information has not been provided for these acquisitions as they are not material either individually or in the aggregate.

We funded each of the above acquisitions using cash on hand. The operating results of these businesses have been included with our consolidated results as of the respective closing dates of the acquisitions. The purchase price of these businesses has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. We completed these acquisitions to enhance our technology portfolio. Tax deductible goodwill related to these acquisitions totaled $72 million.

Note 4: Discontinued Operations

Operating (loss) income from discontinued operations, net of tax, consisted of the following results from Raytheon Aircraft, Flight Options, and Other Discontinued Operations, composed of Raytheon Engineers & Constructors and Aircraft Integration Systems:

	Pretax			After-tax
(In millions)	2008	2007	2006	2008	2007	2006
Gain on sale of Raytheon Aircraft	$—	$1,598	$—	$—	$986	$—
Raytheon Aircraft discontinued operations	6	45	274	8	30	181
Loss on sale of Flight Options	—	(73)	—	—	(44)	—
Flight Options discontinued operations	—	(112)	(103)	—	(88)	(80)
Other Discontinued Operations	(1)	8	(7)	(10)	1	(5)
Total	$5	$1,466	$164	$(2)	$885	$96

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (Flight Options) businesses. As a result, we present Raytheon Aircraft, Flight Options and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. All residual activity relating to our disposed businesses appears in discontinued operations. We sold Raytheon Aircraft for $3,318 million in gross proceeds, $3,117 million, net. We recorded a gain on sale of $986 million, net of $612 million of federal, foreign and state taxes. We sold Flight Options and recorded a loss on sale of $73 million pretax, $44 million after-tax. In connection with the sale of Flight Options we recorded a note receivable for $9 million, which was subsequently collected in 2008.

In 2007, we sought and received a number of initial bids to purchase Flight Options. These initial bids were below our previous estimates of Flight Options’ fair value, which was based upon its projected discounted cash flows. As a result of receiving these external indications of market value and other conditions and events that occurred during the year, we recorded an impairment charge of $84 million pretax, $69 million after-tax in 2007, which included all of Flight Options’ remaining goodwill and a portion of its other intangible assets. In 2006, we recorded a goodwill impairment charge of $55 million pretax, $48 million after-tax, related to Flight Options.

We retained certain assets and liabilities of these disposed businesses. At December 31, 2008 and December 31, 2007, we had $71 million and $61 million, respectively, in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At December 31, 2008 and December 31, 2007, we had $77 million and $88 million, respectively, primarily in current liabilities related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations, and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service recently concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No interest expense was allocated to discontinued operations for the years ended December 31, 2008, 2007 and 2006 since there was no debt specifically attributable to discontinued operations or required to be repaid with proceeds from the sales.

The income (loss) from discontinued operations related to Raytheon Aircraft and Flight Options was as follows:

	Raytheon Aircraft			Flight Options
(In millions)	2008	2007	2006	2008	2007	2006
Net sales	$—	$642	$2,983	$—	$483	$584
Operating expenses	—	587	2,720	—	595	688
Income (loss) before taxes	6	45	274	—	(112)	(103)
Federal and foreign income (benefits) taxes	(2)	15	93	—	(24)	(23)
Income (loss) from discontinued operations, net of tax	$8	$30	$181	$—	$(88)	$(80)
Gain (loss) on sales of discontinued operations, net of tax	$—	$986	$—	$—	$(44)	$—

Note 5: Contracts in Process

Contracts in process consisted of the following at December 31, 2008:

(In millions)	Cost Type	Fixed Price	Total
U.S. Government end-use contracts
Billed	$523	$239	$762
Unbilled	888	6,700	7,588
Less progress payments	—	(5,407)	(5,407)
	1,411	1,532	2,943
Other customers
Billed	3	314	317
Unbilled	22	865	887
Less progress payments	—	(354)	(354)
	25	825	850
Total	$1,436	$2,357	$3,793

Contracts in process consisted of the following at December 31, 2007:

(In millions)	Cost Type	Fixed Price	Total
U.S. Government end-use contracts
Billed	$400	$286	$686
Unbilled	1,119	6,096	7,215
Less progress payments	—	(4,820)	(4,820)
	1,519	1,562	3,081
Other customers
Billed	32	417	449
Unbilled	63	825	888
Less progress payments	—	(597)	(597)
	95	645	740
Total	$1,614	$2,207	$3,821

The U.S. Government has title to the assets related to unbilled amounts on contracts that provide for progress payments. Unbilled amounts are recorded under the percentage of completion method and are recoverable from the customer upon shipment of the product, presentation of billings or completion of the contract. Included in unbilled at December 31, 2008 was $226 million which is expected to be collected outside of one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2008, retentions were $69 million and are anticipated to be collected as follows: $53 million in 2009 and the balance thereafter.

Note 6: Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at December 31:

(In millions)	2008	2007
Land	$85	$86
Buildings and leasehold improvements	2,202	2,158
Machinery and equipment	3,137	3,127
Equipment leased to others	93	107
	5,517	5,478
Less accumulated depreciation and amortization	(3,493)	(3,420)
Total	$2,024	$2,058

Depreciation and amortization expense of Property, plant and equipment, net was $292 million, $288 million and $285 million in 2008, 2007 and 2006, respectively. Accumulated depreciation on equipment leased to others was $34 million and $32 million at December 31, 2008 and 2007, respectively.

Note 7: Other Assets, Net

Other assets, net consisted of the following at December 31:

(In millions)	2008	2007
Long-term receivables
Due from customers in installments to 2015	$59	$124
Other	26	32
Computer software, net	412	423
Investments	240	173
Other noncurrent assets, net	665	611
Total	$1,402	$1,363

Long-term receivables included commuter aircraft receivables related to our residual commuter aircraft portfolio in which the underlying aircraft serve as collateral of $58 million and $123 million at December 31, 2008 and 2007, respectively. We maintain reserves for estimated uncollectible aircraft-related long-term receivables. The balance of these reserves was $1 million and $2 million at December 31, 2008 and 2007, respectively. The reserves for estimated uncollectible aircraft-related long-term receivables represent our current estimate of future losses.

We accrue interest, generally at rates between 5.5% and 8.0%, on aircraft-related long-term receivables in accordance with the terms of the underlying notes. When an aircraft-related long-term receivable is over 90 days past due, we generally stop accruing interest. At December 31, 2008 and 2007, there were no aircraft-related long-term receivables on which we were not accruing interest.

In 2006, we sold $64 million of general aviation finance receivables without any continuing involvement. In 2006, we also sold an undivided interest of general aviation finance receivables, while retaining a subordinated interest in and servicing rights to the receivables. We received proceeds of $67 million and recognized a gain of $1 million. We irrevocably, and without recourse, transferred the receivables to the qualifying special purpose entity (QSPE), formed in 2003, which in turn, issued beneficial interests in these receivables to a commercial paper conduit. The transaction involves a third party guarantee of the conduit investment. The assets of the QSPE are not available to pay the claims of the Company or any other entity. We retained a subordinated interest in the receivables sold of approximately 3%. The conduit obtained the funds to purchase the interest in the receivables, other than the retained interest, by selling commercial paper to third-party investors. We retained responsibility for the collection and administration of receivables. We continue to service the sold receivables and charge the third party conduit a monthly servicing fee at market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We accounted for the sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The gain was determined at the date of transfer based upon the relative fair value of the assets sold and the interests retained. We estimated the fair value at the date of transfer and at December 31, 2008 and 2007 based on the present value of future expected cash flows using certain key assumptions, including collection period and a discount rate of 7.3%, 4.4% and 7.0%, respectively. At December 31, 2008, a 10% and 20% adverse change in the collection period and discount rate would not have a material effect on our financial position or results of operations.

At December 31, 2008 and 2007, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $99 million and $135 million, respectively, of which our subordinated retained interest was $66 million and $63 million, respectively, and the fair value of the servicing liability was less than $1 million at both December 31, 2008 and 2007. The underlying aircraft serve as collateral for these accounts receivable.

Computer software amortization expense was $79 million, $75 million and $70 million in 2008, 2007 and 2006, respectively, and is expected to approximate $75 million for each of the next five years. Accumulated amortization of computer software was $496 million and $422 million at December 31, 2008 and 2007, respectively.

Other intangible assets subject to amortization, which are included in other noncurrent assets, net in the table above, consisted primarily of drawings and intellectual property totaling $71 million, net of $59 million of accumulated amortization, at December 31, 2008 and $78 million, net of $49 million of accumulated amortization, at December 31, 2007. Amortization expense for these intangible assets was $19 million, $9 million and $7 million in 2008, 2007 and 2006, respectively, and is expected to approximate $20 million for each of the next five years.

Investments, which are included in Other assets, net, consisted of the following at December 31:

(In millions, except percentages)	2008 Ownership %	2008	2007
Equity method investments
Thales-Raytheon Systems Co. Ltd.	50	$227	$165
Other	various	7	4
		234	169
Other investments		6	4
Total		$240	$173

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

In 2001, we formed a joint venture, TRS, which we account for using the equity method. TRS is a system of systems integrator and provides fully customized solutions through the integration of command and control centers, radars and communication networks. TRS has two major operating subsidiaries, one of which, TRS LLC, we control and consolidate, and the other one, Thales-Raytheon Systems Company S.A.S. (TRS SAS), which we account for using the equity method through our investment in TRS. The minority interest on TRS LLC is reflected as a component of Cost of sales. Amounts included in Cost of sales were $48 million, $53 million and $46 million in 2008, 2007 and 2006, respectively. Of the $227 million investment in TRS, $164 million represents undistributed earnings at December 31, 2008.

TRS LLC formed a joint venture with TRS SAS called Air Command Systems International (ACSI), for which TRS LLC performs work. As of December 31, 2008, TRS LLC had $53 million of receivables due from ACSI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8: Financial Instruments

We record foreign exchange forward contracts entered into as cash flow hedges at their fair value. Unrealized gains of $81 million were included in non-current assets and unrealized losses of $107 million were included in current liabilities. For foreign currency forward contracts designated and qualified for hedge accounting, the offset was included in Other comprehensive loss, net of tax, of which approximately $19 million of net unrealized losses are expected to be reclassified to earnings over the next twelve months as the underlying transactions mature. Gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying assets or liabilities being hedged. The maturity dates of the forward exchange contracts outstanding at December 31, 2008 extend through 2020. Certain immaterial contracts were not designated as effective hedges and therefore were included in Cost of sales. The amount charged to expense related to these contracts was approximately $1 million in 2008 and less than $1 million in 2007 and 2006.

We enter into interest rate swaps, as described in Note 10: Notes Payable and Long-term Debt. These interest rate swaps were designated as fair value hedges. There was no hedge ineffectiveness in 2008, 2007 and 2006.

Major currencies and the approximate amounts associated with foreign contracts consisted of the following at December 31:

	2008		2007
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$382	$489	$278	$400
Canadian Dollars	189	27	240	61
Australian Dollars	98	8	34	6
European Euros	87	1	104	7
All other	48	32	122	4
Total	$804	$557	$778	$478

Buy amounts represent the U.S. Dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. Dollar equivalent of commitments to sell foreign currencies. Foreign exchange contracts that do not involve U.S. Dollars have been converted to U.S. Dollars for disclosure purposes.

Foreign currency forward contracts, used to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts, have maturities at various dates through 2020 as follows: $867 million in 2009, $227 million in 2010, $99 million in 2011, $60 million in 2012 and $108 million thereafter.

Our interest rate swap agreements and foreign exchange contracts contain off-set, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At December 31, 2008, these netting provisions effectively reduced our net exposure to approximately $50 million for our interest rate swap agreements and $20 million for our foreign exchange contracts. Our net exposure is spread across several counterparties and no individual counterparty represented more than 20% of the net exposure. Subsequent to December 31, 2008, our interest rate swap agreements were unwound.

Note 9: Fair Value Measurement

The estimated fair value of certain financial instruments, including cash, cash equivalents and short-term debt approximates the carrying value due to their short maturities and varying interest rates. The estimated fair value of notes receivable approximates the carrying value based principally on the underlying interest rates and terms, maturities, collateral and credit status of the receivables. The estimated fair value of Long-term debt of approximately $2.5 billion at December 31, 2008 and $2.4 billion at December 31, 2007 was based on quoted market prices.

In 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), for our financial assets and liabilities. Our adoption of SFAS No. 157 did not impact our financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), we elected to defer until

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect the adoption of SFAS No. 157 for those assets and liabilities within the scope of FSP FAS 157-2 to have a material impact on our financial position, results of operations or liquidity. We did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2008.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are investments in marketable securities held in Rabbi Trusts that we use to pay benefits under certain of our non-qualified deferred compensation plans. Our Level 1 liabilities include our obligations to pay certain non-qualified deferred compensation plan benefits. Under these non-qualified deferred compensation plans, participants designate investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts. We also include foreign exchange forward contracts that we trade in an active exchange market in our Level 1 assets and liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or we corroborate by observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets are interest rate swaps whose fair value we determine using a pricing model predicated upon observable market inputs.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. Our Level 3 asset relates to our subordinated retained interest in general aviation finance receivables (Subordinated Retained Interest) that we sold in previous years. We estimated the fair value for this asset based on the present value of the future expected cash flows using certain unobservable inputs, including the collection periods for the underlying receivables and a credit adjusted rate of 4.4% at December 31, 2008 and 7.0% at December 31, 2007. These unobservable inputs reflect our suppositions about the assumptions market participants would use in pricing this asset.

The following table sets forth the financial assets and liabilities as of December 31, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, we classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

(In millions)	Level 1	Level 2	Level 3	Balances as of Dec. 31, 2008
Assets
Marketable securities(1)	$220	$—	$—	$220
Foreign exchange forward contracts	81	—	—	81
Subordinated Retained Interest	—	—	66	66
Interest rate swaps	—	48	—	48
Liabilities
Deferred compensation(2)	150	—	—	150
Foreign exchange forward contracts	107	—	—	107
(1)	Investments in marketable securities held in Rabbi Trusts associated with certain of our non-qualified deferred compensation plans, which we include in Other assets, net.
(2)	Obligations to pay benefits under certain of our non-qualified deferred compensation plans, which we include in Accrued retiree benefits and other long-term liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity of our Subordinated Retained Interest that we reflect in discontinued operations was as follows:

(In millions)
Balance at January 1, 2008	$63
Total gains (realized/unrealized)
Included in (Loss) income from discontinued operations	4
Included in Other comprehensive income (loss)	(1)
Balance at December 31, 2008	$66

Note 10: Notes Payable and Long-term Debt

Notes payable and Long-term debt consisted of the following at December 31:

(In millions, except percentages)	2008	2007
Notes due 2011, 4.85%, redeemable at any time	$464	$452
Notes due 2012, 5.50%, redeemable at any time	331	331
Notes due 2013, 5.375%, redeemable at any time	378	351
Debentures due 2018, 6.40%, redeemable at any time	338	337
Debentures due 2018, 6.75%, redeemable at any time	250	250
Debentures due 2027, 7.20%, redeemable at any time	364	363
Debentures due 2028, 7.00%, redeemable at any time	184	184
Total debt issued and outstanding	$2,309	$2,268

The notes and debentures are redeemable by the Company at any time at redemption prices based on U.S. Treasury rates.

In 2007, we exercised our call rights and repurchased Long-term debt with a par value of $1,039 million at a loss of $59 million pretax, which is included in Other expense (income), net.

We enter into various interest rate swaps that correspond to a portion of our fixed-rate debt in order to effectively hedge interest rate risk. The $575 million notional value of the interest rate swaps that remained outstanding at December 31, 2008 effectively converted $250 million of the 4.85% Notes due 2011 and $325 million of the 5.375% Notes due 2013 to variable-rate debt based on six-month LIBOR.

The adjustments to the principal amounts of Long-term debt are reflected as follows at December 31:

(In millions)	2008	2007
Principal	$2,289	$2,289
Interest rate swaps	48	10
Unamortized issue discounts	(13)	(15)
Unamortized interest rate hedging costs	(15)	(16)
Total	$2,309	$2,268

The aggregate amounts of principal payments due on Long-term debt for the next five years are:

(In millions)
2009	$—
2010	—
2011	453
2012	333
2013	345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We have a $2.2 billion bank revolving credit facility under which we can draw on lines of credit, issue letters of credit and backstop commercial paper. Borrowings under the credit facility bear interest at LIBOR plus 40 basis points (based on Raytheon’s credit rating at December 31, 2008). The credit facility is comprised of commitments from approximately thirty separate highly rated lenders, each committing no more than 10% of the entire facility. The credit facility matures in March 2010 and we intend to renew prior to maturity. The terms of the renewed facility, including the amount of the facility, maturity, pricing and covenants, will depend on market conditions at the time of renewal. As of December 31, 2008 and December 31, 2007, there were no borrowings outstanding under this credit facility. However, we had approximately $40 million and $60 million of outstanding letters of credit at December 31, 2008 and 2007, respectively, which effectively reduced our borrowing capacity under the credit facility by that same amount at each of the respective dates.

Under our credit facility, we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 50% and a ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3.0 to 1.0. We were in compliance with the covenants during 2008 and 2007.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. In 2005, Raytheon United Kingdom Limited, a U.K. subsidiary, entered into a three year, $150 million committed multicurrency revolving credit facility that expired on December 15, 2008 and was not renewed. There were no borrowings under the facility at December 31, 2007. In addition, other uncommitted bank lines totaled approximately $10 million at December 31, 2008 and $15 million at December 31, 2007. There were no amounts outstanding under these lines of credit at December 31, 2008 and 2007. Compensating balance arrangements are not material.

Total cash paid for interest on notes payable and long-term debt was $142 million, $232 million and $273 million in 2008, 2007 and 2006, respectively.

Equity Security Units—In 2001, we issued 17,250,000, 8.25%, $50 par value equity security units. Each equity security unit consisted of a contract to purchase shares of our common stock on May 15, 2004 and a mandatorily redeemable equity security with a stated liquidation amount of $50 due on May 15, 2006. The mandatorily redeemable equity security represented preferred stock of RC Trust I (RCTI), a subsidiary of the Company that initially issued this preferred stock to the Company in exchange for a subordinated note. The subordinated notes had the same terms as the mandatorily redeemable equity security and represented an undivided interest in the assets of RCTI whose assets consisted solely of subordinated notes issued by the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11: Commitments and Contingencies

At December 31, 2008, we had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2009	$273
2010	212
2011	125
2012	95
2013	69
Thereafter	204

Rent expense in 2008, 2007 and 2006 was $285 million, $276 million and $264 million, respectively. In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

At December 31, 2008, we had commitments under agreements to outsource a significant portion of our information technology function requiring minimum annual payments as follows:

(In millions)
2009	$74
2010	2
2011	2
2012	3
2013	2
Thereafter	—

We expect to enter into a new agreement to replace one of our existing information technology outsourcing agreements when it expires in 2009, which represents a substantial portion of the 2009 payment above. Terms for a new arrangement are currently being evaluated and are not included in the table above.

Insurance is purchased from third parties to cover aggregate liability exposure up to $1.5 billion. The aircraft product liability reserve, which was not part of our sale of Raytheon Aircraft, was $8 million and $16 million at December 31, 2008 and 2007, respectively. Prior to the sale of Raytheon Aircraft, we self-insured for losses and expenses for aircraft product liability up to a maximum of $10 million per occurrence and $50 million annually, and insurance was purchased from third parties to cover excess aggregate liability exposure from $50 million to $1.25 billion as well as the excess liability over $10 million per occurrence.

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs is $157 million at December 31, 2008. Discounted at a weighted-average risk-free rate of 5.7%, we estimate the liability to be $105 million before U.S. Government recovery and had this amount accrued at December 31, 2008. A portion of these costs are eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we recorded $69 million in Contracts in process through December 31, 2008 for the estimated future recovery of these costs from the U.S. Government. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; as a result, we generally do not reflect the provision for these costs in our consolidated financial statements. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Environmental remediation costs expected to be incurred are:

(In millions)
2009	$33
2010	15
2011	13
2012	10
2013	11
Thereafter	75

We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $281 million, $1,012 million and $111 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at December 31, 2008, respectively, and $261 million, $910 million and $104 million were outstanding at December 31, 2007, respectively. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit described above were $59 million and $180 million at December 31, 2008, respectively and $39 million and $193 million at December 31, 2007, respectively, related to our joint venture in TRS.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At December 31, 2008 and 2007, we had an estimated liability of $2 million and $3 million, respectively, related to these guarantees and letters of credit. We evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and other contractual obligations described above periodically. At December 31, 2008 we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2008.

Also included in guarantees and letters of credit described above were $86 million and $6 million at December 31, 2008, respectively, and $85 million and $21 million at December 31, 2007, respectively, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies whose financial condition could be significantly affected by a number of factors, including rising fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At December 31, 2008 and December 31, 2007, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $170 million relating to 127 aircraft and approximately $250 million relating to 156 aircraft, respectively. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian Government were current at December 31, 2008.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice, from time to time, has convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulation or any applicable U.S. Government regulation (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. We do not expect these audits and investigations to have a material adverse effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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

Note 12: Stockholders’ Equity

The changes in shares of our common stock outstanding were as follows:

(In millions)
Balance at December 31, 2005	446.4
Issuance of common stock	—
Common stock plan activity	7.6
Treasury stock activity	(8.1)
Balance at December 31, 2006	445.9
Issuance of common stock	—
Common stock plan activity	9.8
Treasury stock activity	(29.5)
Balance at December 31, 2007	426.2
Issuance of common stock	—
Common stock plan activity	5.5
Treasury stock activity	(31.6)
Balance at December 31, 2008	400.1

In October 2008, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. As of December 31, 2008 we had not repurchased any shares of our common stock under this program.

In October 2007, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. As of December 31, 2008, approximately $1,930 million of our common stock had been repurchased and approximately $70 million remained under this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2006, our Board of Directors authorized the repurchase of up to $750 million of our outstanding common stock. This program was completed during the fourth quarter of 2007. In March 2006, our Board of Directors authorized the repurchase of up to $750 million of our outstanding common stock. This program was completed during the second quarter of 2007. In November 2004, our Board of Directors authorized the repurchase of up to $700 million of our outstanding common stock. This program was completed during the third quarter of 2006.

Treasury stock is accounted for under the cost method. When shares are reissued or retired from treasury stock they are accounted for at average price. Upon retirement the excess over par value is charged against Additional paid-in capital.

Included in treasury shares at December 31, 2008 are 183,636 shares with a cost basis of $6.6 million which are held in a rabbi trust related to certain of the Company’s non-qualified deferred compensation plans.

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

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In millions)	2008	2007	2006
Average common shares outstanding for basic EPS	411.4	433.0	441.8
Dilutive effect of stock options, restricted stock and LTPP	8.1	8.6	7.9
Dilutive effect of warrants	4.2	4.1	1.2
Shares for diluted EPS	423.7	445.7	450.9

Stock options to purchase 10.1 million, 14.0 million and 18.8 million shares of common stock outstanding at December 31, 2008, 2007 and 2006, respectively, had exercise prices that were less than the average market price of our common stock during the respective periods. We included these options in our calculation of diluted EPS.

We did not include stock options to purchase 2.4 million, 3.1 million and 6.8 million shares of common stock outstanding in our calculation of diluted EPS at December 31, 2008, 2007 and 2006, respectively, as the effect of such options would be anti-dilutive.

Our Board of Directors is authorized to issue up to 200 million shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by our Board of Directors. There were no shares of preferred stock outstanding at December 31, 2008 and December 31, 2007.

In June 2006, we issued 12.0 million warrants to purchase our common stock, of which 12.0 million were outstanding at December 31, 2008, in connection with our settlement of a class action lawsuit. These warrants, expiring in 2011, were issued with an exercise price of $37.50 per share and have been included in the calculation of diluted EPS.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13: Stock-based Compensation Plans

We recorded $122 million, $109 million and $104 million of expense related to stock-based compensation in 2008, 2007 and 2006, respectively. We recorded $43 million, $38 million and $34 million as a tax benefit related to stock-based compensation in 2008, 2007 and 2006, respectively. At December 31, 2008, there was $164 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.6 years.

Shares issued as a result of stock awards, stock option exercise or conversion of restricted stock unit awards will be funded through treasury stock or the issuance of new shares. Of the 34.3 million shares authorized under the 2001 Stock Plan and the 1997 Nonemployee Directors Restricted Stock Plan, there were 9.3 million shares available for awards under such plans as of December 31, 2008.

Restricted Stock

The 2001 Stock Plan provides for the award of restricted stock, restricted stock units and stock appreciation rights. The 1997 Nonemployee Directors Restricted Stock Plan provides for the award of restricted stock to nonemployee directors. Awards of restricted stock, restricted stock units and stock appreciation rights generally are made by the Management Development and Compensation Committee of our Board of Directors (MDCC) and are compensatory in nature. These awards vest over a specified period of time as determined by the MDCC, generally four years for employee awards and one year for nonemployee directors. Restricted stock awards entitle the recipient to full dividend and voting rights beginning on the date of grant. Non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. The fair value at the date of award of restricted stock is credited to Common stock at par value. The fair value of restricted stock, calculated under the intrinsic value method at the date of award, is charged to income as compensation expense over the vesting period with a corresponding credit to Additional paid-in capital.

No further grants are allowed under the 2001 Stock Plan or the 1997 Nonemployee Directors Restricted Stock Plan after January 30, 2011 and November 25, 2011, respectively.

Restricted stock activity was as follows:

(Share amounts in thousands)	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2005	4,003	$36.78
Granted	2,240	46.67
Vested	(758)	34.28
Forfeited	(357)	39.10
Outstanding at December 31, 2006	5,128	41.31
Granted	1,884	53.66
Vested	(1,222)	37.55
Forfeited	(539)	42.84
Outstanding at December 31, 2007	5,251	46.45
Granted	1,725	63.00
Vested	(1,703)	41.78
Forfeited	(281)	49.29
Outstanding at December 31, 2008	4,992	$53.60

Long-Term Performance Plan

In 2004, we established the Long-Term Performance Plan (LTPP), which provides for restricted stock unit awards granted from the 2001 Stock Plan to our senior leadership. These awards vest at the end of a three-year performance cycle based upon the achievement of specific pre-established levels of performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The performance goals for the three outstanding performance cycles, which are independent of each other, are based on the following weighted metrics:

Performance Cycle	ROIC(1)	CFCF(2)	TSR(3)	Total
2008 – 2010	50%	25%	25%	100%
2007 – 2009	50%	25%	25%	100%
2006 – 2008	25%	50%	25%	100%
(1)Return	on Invested Capital, as defined
(2)Cumulative	Free Cash Flow, as defined
(3)Total	Shareholder Return, relative to a peer group

The ultimate award, which is determined at the end of each of the three-year performance cycles, can range from zero to 200% of the target award and also includes dividend equivalents, which are not included in the table below. Compensation expense for the awards is recognized over the performance period based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award. Compensation expense for the CFCF and ROIC portions of the awards will be adjusted based upon the expected achievement of those performance goals.

LTPP activity related to the expected units was as follows:

(Unit amounts in thousands)	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	1,047	$34.35
Granted	490	46.04
Increase related to expected performance	482	32.64
Forfeited	(153)	36.13
Outstanding at December 31, 2006	1,866	36.83
Granted	445	53.33
Increase related to expected performance	108	49.83
Vested	(884)	31.89
Forfeited	(128)	44.10
Outstanding at December 31, 2007	1,407	45.99
Granted	365	74.80
Increase related to expected performance	664	55.24
Vested	(359)	38.33
Forfeited	(43)	59.60
Outstanding at December 31, 2008	2,034	$55.24

The increase related to expected performance represents increases to awards based on the expected achievement of performance goals.

Stock Options

In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. There have been no stock options granted since 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock option activity was as follows:

(Share amounts in thousands)	Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2005	33,685	$40.20		$(2)
Exercised	(5,791)	30.94
Forfeited or expired	(2,356)	50.57
Outstanding at December 31, 2006	25,538	41.34		293
Exercised	(7,528)	37.80
Forfeited or expired	(892)	49.96
Outstanding at December 31, 2007	17,118	42.45	3.3	312
Exercised	(3,684)	43.01
Forfeited or expired	(900)	58.08
Outstanding at December 31, 2008	12,534	$41.16	2.7	$124
Exercisable at December 31, 2008	12,534	$41.16	2.7	$124

The total intrinsic value of options exercised in the years ended December 31, 2008, 2007 and 2006 was $71 million, $145 million and $87 million, respectively.

Stock option activity related to nonvested shares was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2007	98	$9.56
Vested	(98)	9.56
Nonvested at December 31, 2008	—	$—

The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $1 million, $4 million and $23 million, respectively.

The following tables summarize information about stock options outstanding and exercisable at December 31, 2008:

(Share amounts in thousands)	Options Outstanding and Exercisable
Exercise Price Range	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$19.38 to $29.78	3,249	2.1	$26.21
$30.00 to $39.21	3,191	4.2	$31.93
$40.13 to $44.45	3,658	3.3	$44.41
$53.03 to $55.66	26	0.1	$54.55
$67.66 to $73.78	2,410	0.5	$68.49
Total	12,534	2.7	$41.16

Shares exercisable at the corresponding weighted-average exercise price at December 31, 2008, 2007 and 2006, were 12.5 million at $41.16, 17.0 million at $42.50 and 24.9 million at $41.56, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14: Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). Our primary pension obligations relate to our domestic IRS qualified pension plans. For our domestic qualified pension plans the projected benefit obligation (PBO), accumulated benefit obligation (ABO) and asset values for these plans were $15,419 million, $13,784 million, and $10,465 million, respectively, as of December 31, 2008 and $15,130 million, $13,524 million, and $14,113 million, respectively, as of December 31, 2007. The PBO represents the present value of pension benefits earned through the year end, with allowance for future salary increases. The ABO is similar to the PBO, but does not allow for future salary increases. In addition to providing pension benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits). Substantially all of our U.S. employees may become eligible for the Other Benefits.

We adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) as of December 31, 2006. SFAS No. 158 requires us to recognize the funded status of a postretirement benefit plan (defined benefit pension and other benefits) as an asset or liability on our consolidated balance sheet. Funded status represents the difference between the projected benefit liability obligation of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as demographic or asset gains or losses and the impact of historical plan changes are included in Accumulated other comprehensive (loss) income under SFAS No. 158. Changes in these amounts in future years are adjusted as they occur through Accumulated other comprehensive (loss) income.

The strategic asset allocation of our domestic Pension Benefits and Other Benefits plans is diversified with an average and moderate level of risk consisting of investments in equity securities (including domestic and international equities and our common stock), debt securities, real estate and other areas such as private equity and cash. We seek to produce a return on investment over the long-term commensurate with levels of investment risk which are prudent and reasonable given the prevailing capital market expectations. Policy range allocations for our domestic pension plans are 20% to 55% for U. S. equity securities, 15% to 35% for international equity securities, 20% to 40% for debt securities, 2% to 10% for real estate, 0% to 20% for cash and 2% to 7% for other areas. The long-term return on asset (ROA) assumption for our domestic Pension Benefits and Other Benefits plans for 2009 is 8.75%. The long-term ROA assumption for our domestic Pension Benefits and Other Benefits plans was 8.75% in 2008, 2007 and 2006. To develop the long-term ROA assumption, we perform periodic studies which consider our asset allocation strategies, our recent and anticipated future long-term performance of individual asset classes, and the associated risk. In determining the long-term ROA assumption for 2008 and 2007, we compared our analysis of our actual historical returns to a broader market long-term forecast adjusted for our asset allocation strategy net of an estimated long-term fee rate. In evaluating our asset allocation strategy, we determined that our higher allocations of debt securities and cash at December 31, 2008, compared to our long-term investment strategy, has been driven by recent market conditions and we intend to return to our long-term investment allocations once normal volatility levels return to the market. In validating the 2008 long-term ROA assumption, we also reviewed our pension plan asset performance since the inception of SFAS No. 87, which includes the impact of the current downturn in the financial markets. Our average actual annual rate of return since the inception of SFAS No. 87 has approximated our estimated 8.75% assumed return. Based upon these analyses and our internal investing targets, we determined our long-term ROA assumption for our domestic pension plans in 2008 was 8.75%, consistent with our 2007 assumption. Our domestic pension plans actual rates of return were (25.55%), 7.67% and 16.58% for 2008, 2007 and 2006, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses as discussed below. If we significantly changed our long-term investment allocation or strategy, then our long-term ROA assumption could change as well.

The long-term ROA assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our Pension Benefits plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below detail assets by category for our domestic and foreign Pension Benefits and Other Benefits plans. These assets consist primarily of publicly-traded equity securities and publicly-traded fixed income securities.

Pension Benefits Asset Information	Percent of Plan Assets at December 31:
Asset category	2008	2007
Debt securities	39%	27%
Equity securities	37%	59%
Cash	18%	8%
Real estate	3%	4%
Other	3%	2%
Total	100%	100%

Other Benefits Asset Information	Percent of Plan Assets at December 31:
Asset category	2008	2007
Debt securities	56%	33%
Equity securities	39%	64%
Cash	5%	3%
Total	100%	100%

The tables below provide a reconciliation of benefit obligations, plan assets, funded status and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Change in Projected Benefit Obligation	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Benefit obligation at beginning of year	$16,288	$16,221	$905	$1,012
Service cost	396	406	10	13
Interest cost	1,013	951	55	55
Plan participants’ contributions	24	24	52	49
Amendments	—	14	—	(1)
Loss due to curtailments/settlements	—	(1)	—	—
Actuarial (gain) loss	(36)	(220)	(76)	(111)
Foreign exchange	(162)	22	—	—
Benefits paid	(1,162)	(1,124)	(112)	(112)
Net transfer in/(out)	—	(5)	—	—
Projected Benefit Obligation at end of year	$16,361	$16,288	$834	$905

The projected benefit obligation for our domestic and foreign Pension Benefits plans was $15,866 million and $495 million, respectively at December 31, 2008 and $15,551 million and $737 million, respectively, at December 31, 2007.

Change in Plan Assets	Pension Benefits		Other Benefits
(In millions)	2008	2007	2008	2007
Fair value of plan assets at beginning of year	$14,685	$13,426	$530	$513
Actual return on plan assets	(3,678)	1,035	(133)	36
Company contributions	1,174	1,316	28	43
Plan participants’ contributions	24	24	52	49
Foreign exchange	(136)	13	—	—
Benefits paid	(1,162)	(1,124)	(112)	(112)
Net transfer in/(out)	—	(5)	—	1
Fair value of plan assets at end of year	$10,907	$14,685	$365	$530

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of plan assets for our domestic and foreign Pension Benefits plans was $10,465 million and $442 million, respectively, at December 31, 2008 and $14,113 million and $572 million, respectively, at December 31, 2007.

Funded Status – Amounts Recognized on the Balance Sheet	Pension Benefits		Other Benefits
(In millions) December 31:	2008	2007	2008	2007
For years after the adoption of the provisions of SFAS No. 158:
Noncurrent assets	$56	$564	$—	$52
Current liabilities	(40)	(38)	(16)	(15)
Noncurrent liabilities	(5,470)	(2,129)	(453)	(412)
Net amount recognized	$(5,454)	$(1,603)	$(469)	$(375)

Reconciliation of Amounts Recognized on the Balance Sheet	Pension Benefits		Other Benefits
(In millions) December 31:	2008	2007	2008	2007
Accumulated other comprehensive (loss) income:
Initial net obligation	$—	$—	$(14)	$(18)
Prior service (cost) credit	(95)	(109)	118	170
Net loss	(7,720)	(3,195)	(171)	(70)
Accumulated other comprehensive (loss) income	(7,815)	(3,304)	(67)	82
Accumulated contributions in excess (below) net periodic benefit or cost	2,361	1,701	(402)	(457)
Net amount recognized on the balance sheet	$(5,454)	$(1,603)	$(469)	$(375)

Sources of Change in Accumulated Other Comprehensive (Loss) Income	Pension Benefits		Other Benefits
(In millions) December 31:	2008	2007	2008	2007
Initial net asset arising during the period	$—	$—	$—	$1
Amortization of initial net (asset) obligation	—	—	4	8
Net change initial net asset	—	—	4	9
Prior service credit (cost) arising during period	—	(15)	—	—
Amortization of prior service cost (credit) included in Net income	14	15	(52)	(53)
Net change in prior service cost (credit) not recognized in net income during that period	14	—	(52)	(53)
Actuarial (loss) gain arising during period	(4,853)	158	(102)	104
Amortization of net actuarial loss included in Net income	313	419	1	5
Net change in actuarial (loss) gain not included in Net income during the period	(4,540)	577	(101)	109
Effect of exchange rates	15	(4)	—	—
Total change in Accumulated other comprehensive (loss) income during period	$(4,511)	$573	$(149)	$65

The amounts in Accumulated other comprehensive (loss) income at December 31, 2008 expected to be recognized as components of net periodic benefit cost in 2009 are as follows:

Adjustment to Accumulated Other Comprehensive (Loss) Income	Pension Benefits	Other Benefits
(In millions) December 31:	2008	2008
Net (loss)	$(403)	$(7)
Transition asset (obligation)	—	(4)
Prior service (cost) credit	(13)	53
Total	$(416)	$42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-Average Year-End Benefit Obligation Assumptions	Pension Benefits		Other Benefits
December 31:	2008	2007	2008	2007
Discount rate	6.50%	6.46%	6.75%	6.50%
Rate of compensation increase	4.48%	4.50%	4.50%	4.50%
Health care trend rate in the next year			7.40%	8.50%
Gradually declining to an ultimate trend rate of			4.00%	5.00%
Year that the rate reaches the ultimate trend rate			2029	2015

The discount rate for our domestic Pension Benefits was 6.5% at December 31, 2008 and 2007. Our foreign Pension Benefits plan assumptions have been included in the Pension Benefits assumptions in the table above.

The tables below outline the components of net periodic benefit cost (credit) and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Components of Net Periodic Benefit Cost	Pension Benefits
(In millions)	2008	2007	2006
Service cost	$396	$406	$407
Interest cost	1,013	951	883
Expected return on plan assets	(1,213)	(1,099)	(972)
Amounts reflected in net funded status	196	258	318
Amortization of prior service cost	14	15	15
Recognized net actuarial loss	313	419	494
Loss due to curtailments/settlements	1	1	—
Amounts reclassified during the year	328	435	509
Net periodic benefit cost	$524	$693	$827

Net periodic benefit cost also includes expense from foreign Pension Benefits plans of $20 million in 2008, $27 million in 2007 and $31 million in 2006.

Components of Net Periodic Benefit (Credit) Cost	Other Benefits
(In millions)	2008	2007	2006
Service cost	$10	$13	$14
Interest cost	55	55	65
Expected return on plan assets	(44)	(43)	(40)
Amounts reflected in net funded status	21	25	39
Amortization of transition obligation	4	7	8
Amortization of prior service cost	(52)	(52)	(52)
Recognized net actuarial loss	1	4	22
Amounts reclassified during the year	(47)	(41)	(22)
Net periodic benefit (credit) cost	$(26)	$(16)	$17

Weighted-Average Net Periodic Benefit Cost Assumptions	Pension Benefits
	2008	2007	2006
Discount rate	6.46%	5.95%	5.71%
Expected return on plan assets	8.64%	8.64%	8.64%
Rate of compensation increase	4.50%	4.49%	4.48%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-Average Net Periodic Benefit Cost Assumptions	Other Benefits
	2008	2007	2006
Discount rate	6.50%	5.75%	5.75%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Health care trend rate in the next year	8.50%	9.00%	9.95%
Gradually declining to an ultimate trend rate of	5.00%	5.00%	5.00%
Year that the rate reaches ultimate trend rate	2015	2015	2015

The effect of a 1% increase or (decrease) in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is $1 million or ($1) million, respectively, and for the accumulated postretirement benefit obligation is $16 million or ($14) million, respectively.

The projected benefit obligation and fair value of plan assets for Pension Benefits plans with projected benefit obligations in excess of plan assets were $15,599 million and $10,089 million, respectively, at December 31, 2008, and $15,045 million and $12,878 million, respectively, at December 31, 2007.

The accumulated benefit obligation and fair value of plan assets for Pension Benefits plans with accumulated benefit obligations in excess of plan assets were $13,203 million and $9,387 million, respectively, at December 31, 2008 and $6,304 million and $5,701 million, respectively, at December 31, 2007. The accumulated benefit obligation for all Pension Benefits plans was $14,630 million and $14,577 million at December 31, 2008 and December 31, 2007, respectively.

We make both discretionary and required contributions to our pension plans. Required contributions are primarily determined by ERISA rules and are affected by the actual return on plan assets and plan funded status. As discretionary contributions are made, a funding credit is accumulated which can be used to offset future calculated required contributions. The funding credit for our pension plans was $2.4 billion at December 31, 2008 and $1.8 billion at December 31, 2007. We made discretionary contributions of $660 million, $900 million and $200 million in 2008, 2007 and 2006, respectively. We made required contributions of $542 million, $459 million and $420 million in 2008, 2007 and 2006, respectively to our pension and other postretirement benefit plans. We expect to make required contributions of approximately $1,110 million and $45 million to our pension and postretirement benefit plans, respectively, in 2009. We will continue to periodically evaluate whether to make additional discretionary contributions.

The table below reflects the total Pension Benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefits payments reflect our portion only.

(In millions)	Pension Benefits	Other Benefits
2009	$1,144	$72
2010	1,124	73
2011	1,054	73
2012	1,004	72
2013	1,018	71
Thereafter	5,714	365

We also maintain additional contractual pension benefits agreements for our top executive officers. The liability was $29 million at December 31, 2008 and 2007.

We maintain an employee stock ownership plan (ESOP), which includes our 401(k) plan (defined contribution plan), under which covered employees are allowed to contribute up to a specific percentage of their pay. The Company matches the employee’s contribution, up to a maximum of generally between 3% and 4% of the employee’s pay, which is invested

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in the same way as employee contributions. Total expense for the Company match was $238 million, $230 million and $189 million in 2008, 2007 and 2006, respectively.

Prior to January 1, 2005, we made an annual contribution to our common stock fund of approximately one-half of one percent of salaries and wages, subject to certain limitations (Company Contributions). Effective January 1, 2005, we discontinued the annual contribution to our common stock fund for most U.S. salaried and hourly employees. Total expense for the Company Contributions was less than $1 million for 2008 and 2007 and $1 million for 2006 and the number of shares allocated to participant accounts was 600, 9,000 and 18,000 in 2008, 2007 and 2006, respectively. We purchased shares on the open market for the Company Contributions in 2008, 2007 and 2006.

Effective January 1, 2007, all eligible newly-hired or rehired employees participate in a new defined contribution plan in lieu of our existing pension plans, subject to any applicable collective bargaining agreements. The total expense for the Company contributions to this plan was $25 million and $9 million in 2008 and 2007, respectively. Our current eligible employees will continue to participate in our existing pension plans without any changes to level of benefits or payment options.

At December 31, 2008, there was $8.6 billion invested in our defined contribution plan. At December 31, 2008, there was $1.5 billion invested in our common stock fund.

Note 15: Income Taxes

The provision for federal and foreign income taxes consisted of the following:

(In millions)	2008	2007	2006
Current income tax expense
Federal	$206	$317	$409
Foreign	44	32	19
Deferred income tax expense
Federal	568	178	159
Foreign	6	5	17
Total	$824	$532	$604

The expense for income taxes differs from the U.S. statutory rate due to the following:

	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	-1.0%	-0.8%	-0.3%
Tax settlements and refund claims	-0.5%	-9.9%	—
Domestic manufacturing deduction benefit	-0.5%	-0.9%	-0.6%
ESOP dividend deduction benefit	-0.5%	-0.5%	-0.7%
Extraterritorial Income exclusion/Foreign Sales Corporation tax benefit	—	—	-0.8%
Non-deductible costs	0.4%	0.5%	0.7%
Other, net	0.1%	0.5%	0.4%
Effective tax rate	33.0%	23.9%	33.7%

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

In 2008, 2007 and 2006, domestic Income from continuing operations before taxes was $2,336 million, $2,115 million and $1,735 million, respectively, and foreign Income from continuing operations before taxes was $162 million, $110 million and $56 million, respectively. Income reported for federal and foreign tax purposes differs from pretax income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

due to differences between U.S. Internal Revenue Code (IRC) or foreign tax law requirements and our accounting practices. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. Total federal and foreign tax payments, net of refunds, were $448 million in 2008 compared to $734 million in 2007 and $375 million in 2006.

During 2007, we settled our federal research credit claim for the years 1984–1990 and certain domestic and Foreign Sales Corporation (FSC) issues for the years 1989–1997. IRS examinations of our tax returns have been completed through 2002 and IRS examination of our tax returns for 2003–2005 began in March 2007 and continued through 2008. We expect this examination to be completed in 2009. We have protested to the IRS Appeals Division certain proposed adjustments primarily involving benefits under the FSC and Extraterritorial Income (ETI) exclusion regimes for 1998–2002. Additionally, we are under audit by a number of state tax authorities. State tax liabilities are routinely adjusted to account for any changes in federal taxable income.

We believe we adequately provide for all tax positions, however, amounts asserted by taxing authorities could be greater than amounts accrued and reflected in our consolidated balance sheet. Accordingly, we could record additional amounts for federal, foreign and state-related liabilities in the future as we revise estimates or we settle or otherwise resolve the underlying matters.

In 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), when accounting for our various tax positions, and recognized a $13 million increase in our liability for unrecognized tax benefits, which we accounted for as a reduction to Retained earnings. The balance of unrecognized tax benefits at December 31, 2008, exclusive of interest, was $415 million, of which $315 million would affect earnings if recognized. The balance of unrecognized tax benefits at December 31, 2007, exclusive of interest, was $342 million, of which $250 million would affect earnings if recognized. We accrue interest and penalties related to unrecognized tax benefits in tax expense. As a result, in 2008, we recorded $26 million of gross interest and penalties, $17 million net of the federal tax benefit, in tax expense. In 2007, we recorded $32 million of gross interest and penalties, $21 million net of the federal tax benefit, in tax expense. At December 31, 2008, and 2007, respectively, we had approximately $96 million and $70 million of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit was approximately $63 million and $45 million, respectively. In the ordinary course of business, we may take new tax positions that could increase or decrease unrecognized tax benefits in future periods.

A rollforward of our unrecognized tax benefits is as follows:

(In millions)	2008	2007
Unrecognized tax benefits, beginning of year	$342	$500
Additions based on current year tax positions	99	63
Reductions based on current year tax positions	—	(1)
Additions for prior year tax positions	38	34
Reductions for prior year tax positions	(63)	(7)
Settlements with taxing authorities	(1)	(247)
Unrecognized tax benefits, end of year	$415	$342

Although the final outcome remains uncertain, we may reach a settlement with the IRS Appeals division in 2009 to resolve certain protested adjustments related to benefits claimed under the FSC and ETI regimes and certain other tax matters related to the years 1998–2002. As a result, it is reasonably possible that within the next 12 months our unrecognized tax benefits will decrease by approximately $25 million to $35 million, all of which could affect earnings.

We generally account for our state income tax expense as a deferred contract cost, as we can generally recover these costs through the pricing of our products and services to the U.S. Government. We include this deferred contract cost in Contracts in process until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

allocable with the U.S. Government. State income taxes allocated to our contracts were $122 million, $81 million and $29 million in 2008, 2007 and 2006, respectively, and were included in Administrative and selling expenses.

The American Jobs Creation Act of 2004 provides a deduction for income derived from qualifying domestic production activities that is phased in over the 2005–2010 period. The deduction is equal to 3% of qualifying income in 2005 and 2006, 6% in 2007, 2008 and 2009, and 9% thereafter.

In December 2006, the Tax Relief and Health Care Act of 2006 was enacted. This legislation retroactively reinstated the research tax credit for 2006. As a result, we recorded a discrete benefit of $6 million in the fourth quarter representing the benefit for the full year. The Tax Relief and Health Care Act of 2006 also extended and modified the research tax credit for 2007.

In October 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was enacted. This legislation retroactively reinstated the research and development tax credit for 2008. As a result, we recorded a benefit of approximately $26 million in the fourth quarter of 2008 representing the benefit of the research and development tax credit for the full year.

Deferred income taxes consisted of the following at December 31:

(In millions)	2008	2007
Current deferred tax assets (liabilities)
Other accrued expenses	$293	$265
Accrued salaries and wages	133	127
Contracts in process and inventories	(31)	40
Deferred income taxes-current	$395	$432
Noncurrent deferred tax assets (liabilities)
Net operating loss and tax credit carryforwards	$14	$19
Pension benefits	1,447	309
Other retiree benefits	166	225
Depreciation and amortization	(1,008)	(1,021)
Other	116	17
Deferred income taxes-noncurrent	$735	$(451)

Current tax assets of $441 million at December 31, 2008 relates primarily to federal tax refunds expected to be received in the next year, and $337 million of these refunds were collected in January 2009. The Current tax asset of $98 million at December 31, 2007 was collected in 2008. The federal tax expense related to discontinued operations was $7 million, $581 million and $68 million in 2008, 2007 and 2006, respectively.

As of December 31, 2008 and 2007, we had federal net operating loss carryforwards of approximately $40 million and $5 million, respectively. These federal net operating loss carryforwards were acquired pursuant to our acquisitions of Oakley Networks, Inc. and Photon Research Associates, Inc. In general, Section 382 of the IRC places annual limitations on the use of certain tax attributes, such as net operating losses, in existence at the time of an ownership change. The entire balance of our federal net operating losses at December 31, 2008 and 2007 is subject to annual limitations under IRC Section 382. If unused, the net operating loss carryforwards would begin to expire in 2027. We believe we will be able to utilize all of these carryforwards over the next five to six years.

As of December 31, 2007, we had foreign tax credit carryforwards of approximately $30 million and have fully utilized all of our foreign tax credit carryforwards at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16: Business Segment Reporting

Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services.

Integrated Defense Systems is a global capabilities integrator specializing in space, air, surface, subsurface and homeland security solutions. IDS leverages its core domain knowledge and key capabilities in sensors, command, control, and communication (C3), effects and mission support to provide best-value solutions for warfighters and civil authorities.

Intelligence and Information Systems provides broad capabilities and expertise in signal and image processing, geospatial intelligence air- and space-borne command and control, ground engineering support and weather and environmental management systems, command and control solutions for air/space platforms, operations, maintenance and information technology identity management, information assurance and homeland security solutions.

Missile Systems develops and supports a broad range of cutting edge weapon systems that include missiles, smart munitions, projectiles, kinetic kill vehicles, space vehicles and directed energy effectors.

Network Centric Systems develops and produces mission solutions for networking, command and control, battle space awareness and transportation management. Included in the results of NCS is the equity income from TRS and the minority interest in TRS LLC as discussed in Note 7, Other Assets, Net.

Space and Airborne Systems designs and develops integrated systems and solutions for advanced missions including traditional and non-traditional intelligence, surveillance and reconnaissance, precision engagement, unmanned aerial operations, special forces operations and space.

Technical Services provides technical, scientific and professional services, as well as a full-spectrum of training services and outsourcing for defense, federal and commercial customers worldwide. It specializes in Mission Support, counter-proliferation and counter-terrorism, range operations, product support, homeland security solutions and customized engineering services.

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

Segment financial results were as follows:

Net Sales (In millions)	2008	2007	2006
Integrated Defense Systems	$5,148	$4,695	$4,220
Intelligence and Information Systems	3,132	2,742	2,560
Missile Systems	5,377	4,993	4,503
Network Centric Systems	4,510	4,164	3,561
Space and Airborne Systems	4,372	4,288	4,319
Technical Services	2,601	2,174	2,153
Corporate and Eliminations	(1,966)	(1,755)	(1,609)
Total	$23,174	$21,301	$19,707

Intersegment Sales (In millions)	2008	2007	2006
Integrated Defense Systems	$162	$107	$89
Intelligence and Information Systems	22	28	23
Missile Systems	26	42	29
Network Centric Systems	379	418	414
Space and Airborne Systems	656	603	561
Technical Services	700	631	598
Total	$1,945	$1,829	$1,714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating Income (In millions)	2008	2007	2006
Integrated Defense Systems	$870	$828	$691
Intelligence and Information Systems	253	248	234
Missile Systems	581	541	479
Network Centric Systems	552	506	379
Space and Airborne Systems	580	560	604
Technical Services	174	139	153
FAS/CAS Pension Adjustment	(123)	(259)	(362)
Corporate and Eliminations	(291)	(235)	(234)
Total	$2,596	$2,328	$1,944

Intersegment Operating Income (In millions)	2008	2007	2006
Integrated Defense Systems	$9	$10	$7
Intelligence and Information Systems	4	3	2
Missile Systems	2	3	2
Network Centric Systems	31	38	34
Space and Airborne Systems	63	55	51
Technical Services	64	52	53
Total	$173	$161	$149

The following table reconciles Operating income to Income from continuing operations before taxes:

(In millions)	2008	2007	2006
Operating income	$2,596	$2,328	$1,944
Non-operating expense, net	(98)	(103)	(153)
Income from continuing operations before taxes	$2,498	$2,225	$1,791

Additions to Property, Plant and Equipment (In millions)	2008	2007	2006
Integrated Defense Systems	$63	$62	$78
Intelligence and Information Systems	24	30	22
Missile Systems	51	52	45
Network Centric Systems	85	61	53
Space and Airborne Systems	59	80	82
Technical Services	12	5	6
Corporate	10	23	8
Total	$304	$313	$294

Depreciation and Amortization (In millions)	2008	2007	2006
Integrated Defense Systems	$65	$62	$63
Intelligence and Information Systems	45	29	29
Missile Systems	48	43	45
Network Centric Systems	68	70	57
Space and Airborne Systems	85	86	82
Technical Services	18	18	15
Corporate	61	64	70
Total	$390	$372	$361

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Identifiable Assets (In millions) December 31:	2008	2007
Integrated Defense Systems	$1,857	$1,824
Intelligence and Information Systems	2,293	2,203
Missile Systems	4,794	4,824
Network Centric Systems	3,928	3,841
Space and Airborne Systems	4,293	4,351
Technical Services	1,358	1,351
Corporate	4,773	4,887
Total	$23,296	$23,281

Goodwill (In millions) December 31:	2008	2007
Integrated Defense Systems	$765	$768
Intelligence and Information Systems	1,575	1,536
Missile Systems	3,431	3,431
Network Centric Systems	2,362	2,363
Space and Airborne Systems	2,664	2,662
Technical Services	865	867
Total	$11,662	$11,627

Net Sales by Geographic Areas (In millions)	United States	Asia/ Pacific	All Other (Principally Europe)	Total
2008	$18,596	$2,086	$2,492	$23,174
2007	17,117	1,836	2,348	21,301
2006	16,017	1,676	2,014	19,707

The country of destination was used to attribute sales to either the United States or outside the United States (including foreign military sales through the U.S. Government of $1.8 billion, $1.5 billion and $1.3 billion in 2008, 2007 and 2006, respectively). Sales to major customers in 2008, 2007 and 2006 were: U.S. Government, including foreign military sales, $20,170 million, $18,312 million and $17,016 million, respectively, including U.S. Department of Defense, $19,231 million, $17,205 million and $15,610 million, respectively.

Long-lived Assets by Geographic Area (In millions)	United States	All Other (Principally Europe)	Total
December 31, 2008	$3,861	$356	$4,217
December 31, 2007	3,705	333	4,038

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17: Quarterly Operating Results (Unaudited)

(In millions, except per share amounts, stock prices and workdays)
2008	First	Second	Third	Fourth
Net sales	$5,354	$5,870	$5,864	$6,086
Gross margin	1,095	1,200	1,190	1,176
Income from continuing operations	400	426	427	421
Net income	398	426	427	421
Earnings per share from continuing operations(1)
Basic	$0.96	$1.03	$1.04	$1.04
Diluted	0.93	1.00	1.01	1.02
Earnings per share(1)
Basic	0.95	1.03	1.04	1.04
Diluted	0.92	1.00	1.01	1.02
Cash dividends per share
Declared	0.28	0.28	0.28	0.28
Paid	0.255	0.28	0.28	0.28
Common stock prices
High	$67.11	$66.63	$61.71	$54.00
Low	59.82	56.00	55.46	43.40
Workdays(2)	63	64	63	60
2007	First	Second	Third	Fourth
Net sales	$4,804	$5,278	$5,219	$6,000
Gross margin	948	1,084	1,069	1,163
Income from continuing operations	324	355	380	634
Net income	346	1,335	299	598
Earnings per share from continuing operations(1)
Basic	$0.73	$0.81	$0.88	$1.50
Diluted	0.71	0.79	0.86	1.45
Earnings per share(1)
Basic	0.78	3.06	0.69	1.41
Diluted	0.76	2.97	0.68	1.37
Cash dividends per share
Declared	0.255	0.255	0.255	0.255
Paid	0.24	0.255	0.255	0.255
Common stock prices
High	$55.37	$56.91	$63.44	$65.33
Low	51.10	52.35	52.76	60.70
Workdays(2)	59	64	63	63
(1)	Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
(2)	Number of workdays per our fiscal calendar, which excludes holidays and weekends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of December 31, 2008.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 were effective.

Inherent Limitations on Effectiveness of Controls—In designing and evaluating our disclosure controls and procedures, management recognizes that any control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Evaluation of Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting—Management’s Report on Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm—The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Subsequent to the fourth quarter of 2008, we implemented new manufacturing planning and control software within the SAS and NCS segments.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of our Board of Directors is contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained after Part I of this Form 10-K. Information regarding Section 16(a) compliance is contained in our definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our definitive proxy statement under the caption “The Board of Directors and Board Committees” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our code of ethics is contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Corporate Governance—Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board of Directors since we described the procedures in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. Information regarding the procedures is contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Corporate Governance—Director Nomination Process.”

ITEM 11. EXECUTIVE COMPENSATION

This information is contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Executive Compensation,” including “Compensation Discussion and Analysis,” “The Board of Directors and Board Committees—Director Compensation,” “The Board of Directors and Board Committees—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and for directors and executive officers is contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference. Information regarding securities authorized for issuance under our executive compensation plans is contained in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions” and under the caption “Corporate Governance—Board Independence” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Independent Auditors: Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1) The following financial statements of Raytheon Company, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Five Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 25, 2009 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2008, 2007 and 2006 and on the Company’s internal control over financial reporting as of December 31, 2008 is included in Part II, Item 8 of this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.

(2) List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(b)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Raytheon Company Restated Certificate of Incorporation, restated as of April 2, 2002, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-85648, is hereby incorporated by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Raytheon Company, amended as of May 5, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.

3.3	Raytheon Company Amended and Restated By-Laws, amended as of July 23, 2008, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

4.1	Indenture relating to Senior Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.2	Indenture relating to Subordinated Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.3	Supplemental Indenture dated as of December 17, 1997 between Raytheon Company and The Bank of New York, Trustee filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

4.4	Second Supplemental Indenture, dated as of May 9, 2001, between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

4.5	Form of Senior Debt Securities, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.6	Form of Subordinated Debt Securities, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.7	Certificate of Trust of RC Trust I, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.8	Amended and Restated Declaration of Trust of RC Trust I, dated as of May 9, 2001, among Raytheon Company, The Bank of New York as initial Property Trustee, The Bank of New York (Delaware) as initial Delaware Trustee, and the Regular Trustee including the Form of Preferred Security Attached as Exhibit A, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

4.9	Agreement of Resignation, Appointment and Acceptance, dated April 1, 2005, between Raytheon Company and The Bank of New York appointing Successor Trustee, Paying Agent and Registrar in connection with certain securities originally authorized and issued under the Indenture dated as of July 3, 1995, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

4.10	Agreement of Resignation, Appointment and Acceptance, dated April 1, 2005, between Raytheon Company and The Bank of New York appointing Successor Trustee, Paying Agent and Registrar in connection with the 8.25% Equity Security Units originally authorized and issued under the Indenture dated as of July 3, 1995 and the Second Supplemental Indenture dated as of May 9, 2001, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

4.11	Warrant Agreement dated May 10, 2006 between Raytheon Company and American Stock Transfer & Trust Company, as warrant agent, filed as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2006, is hereby incorporated by reference.

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Raytheon Company 1991 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.2	Raytheon Company 1995 Stock Option Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.3	Raytheon Company 2001 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.4	Plan for Granting Stock Options in Substitution for Stock Options Granted by Texas Instruments Incorporated, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.5	Plan for Granting Stock Options in Substitution for Stock Options Granted by Hughes Electronics Corporation, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.6	Raytheon Company 1997 Nonemployee Directors Restricted Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.7	Raytheon Company Deferral Plan for Directors, filed as an exhibit to the former Company’s Registration Statement on Form S-8, File No. 333-22969, is hereby incorporated by reference.

10.8	Raytheon Company Excess Savings Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-56117, as amended by Post-Effective Amendment No. 1, File No. 333-52536, is hereby incorporated by reference.

10.9	Raytheon Company Excess Pension Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended on December 31, 2004, is hereby incorporated by reference.

10.10	Raytheon Company Supplemental Executive Retirement Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.11	Raytheon Company Deferred Compensation Plan, as amended and restated effective as of January 1, 2009.*

10.12	Form of Nonqualified Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.13	Form of Incentive Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.14	Form of Incentive Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.15	Form of Nonqualified Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.16	Form of Restricted Stock Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.17	Form of Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.18	Form of 2005 Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

10.19	Form of 2005 Restricted Stock Unit Award Agreement for non-U.S. employees under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, is hereby incorporated by reference.

10.20	Form of Restricted Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.

10.21	Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of three times base salary and bonus), filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.22	Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of two times base salary and bonus), filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.23	Letter Agreement between Raytheon Company and William H. Swanson, filed as an exhibit to the Company’s Current Report on Form 8-K filed April 24, 2003, is hereby incorporated by reference.

10.24	Transition Agreement between Raytheon Company and Daniel P. Burnham, filed as an exhibit to the Company’s Current Report on Form 8-K filed April 24, 2003, is hereby incorporated by reference.

10.25	Employment Agreement between Raytheon Company and Edward S. Pliner, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.26	Employment Agreement between Raytheon Company and Keith J. Peden, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.27	Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, is hereby incorporated by reference.

10.28	Amendment dated October 22, 2003 to the Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.29	Employment Agreement between Raytheon Company and Thomas M. Culligan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.30	Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.31	Amendment dated November 18, 2002 to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.32	Amendment to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.33	Letter Agreement dated March 4, 2005 between Raytheon Company and Pamela A. Wickham, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 25, 2005, is hereby incorporated by reference.

10.34	Transition Agreement dated December 14, 2005 between Raytheon Company and Gregory S. Shelton, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2005, is hereby incorporated by reference.

10.35	Summary of Executive Severance and Change in Control Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.36	Summary of Executive Perquisites Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.37	Summary of Key Employee Relocation Arrangement, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 25, 2005, is hereby incorporated by reference.

10.38	Summary of Non-Employee Director Compensation, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005, is hereby incorporated by reference.

10.39	Summary of 2006 Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2005, is hereby incorporated by reference.

10.40	$2.2 Billion Five-Year Competitive Advance and Revolving Credit Facility dated as of March 24, 2005 among Raytheon Company, as the Borrower, the lenders named therein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc. and Credit Suisse First Boston, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 29, 2005, is hereby incorporated by reference.

10.41	Guarantee Agreement, dated as of May 9, 2001, between Raytheon Company and The Bank of New York as initial Guarantee Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

10.42	Settlement Agreement between Raytheon Company, Raytheon Engineers and Constructors International, Inc. and Washington Group International, Inc. dated January 23, 2002, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.43	Fifth Amended and Restated Purchase and Sale Agreement between General Aviation Receivables Corporation, Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Credit Corporation, Receivables Capital Corporation and Bank of America, N.A., dated September 1, 2003, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference.

10.44	Letter Agreement dated February 21, 2006 between Raytheon Company and David C. Wajsgras, filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2006, is hereby incorporated by reference.

10.45	Letter Agreement dated March 2, 2006 between Raytheon Company and Taylor W. Lawrence, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 6, 2006, is hereby incorporated by reference.

10.46	Summary of the Long-Term Performance Plan dated January 24, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.47	Form of Raytheon Company Performance Share Award Agreement under the Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.48	Agreement dated August 1, 2006 between Raytheon Company and James E. Schuster, filed as an exhibit to the Company’s Current Report on Form 8-K filed August 1, 2006, is hereby incorporated by reference.

10.49	Summary of the Raytheon Company Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.50	Summary of the Raytheon Company Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.51	Stock Purchase Agreement by and among, Hawker Beechcraft Corporation, Greenbulb Limited, Raytheon Company, Raytheon Aircraft Holdings, Inc. and Raytheon Aircraft Services Limited dated as of December 20, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 22, 2006, is hereby incorporated by reference.

10.52	Form of Performance Share Award with respect to the Long-Term Performance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007, is hereby incorporated by reference.

10.53	Form of Indemnification Agreement between the Company and each of its directors and executive officers, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2007, is hereby incorporated by reference.

10.54	Form of Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.

12	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges for the year ended December 31, 2008.*

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

Dated: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ William H. Swanson William H. Swanson	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2009

/s/ David C. Wajsgras David C. Wajsgras	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2009

/s/ Michael J. Wood Michael J. Wood	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2009

/s/ Vernon E. Clark Vernon E. Clark	Director	February 25, 2009

/s/ John M. Deutch John M. Deutch	Director	February 25, 2009

/s/ Frederic M. Poses Frederic M. Poses	Director	February 25, 2009

/s/ Michael C. Ruettgers Michael C. Ruettgers	Director	February 25, 2009

/s/ Ronald L. Skates Ronald L. Skates	Director	February 25, 2009

/s/ William R. Spivey William R. Spivey	Director	February 25, 2009

/s/ Linda G. Stuntz Linda G. Stuntz	Director	February 25, 2009