Form 10-Q
period 2009-03-29
RAYTHEON CO/
filed 2009-04-23
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of April 17, 2009 was 394,071,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements including information regarding our 2009 financial outlook, future plans, objectives, business prospects, the impact of certain liabilities and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “outlook” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	March 29, 2009	Dec. 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$2,210	$2,259
Accounts receivable, net	106	105
Contracts in process	4,257	3,793
Inventories	275	325
Current tax asset	13	441
Deferred taxes	390	395
Prepaid expenses and other current assets	88	99

Total current assets	7,339	7,417
Property, plant and equipment, net	1,981	2,024
Deferred taxes	704	735
Prepaid retiree benefits	64	56
Goodwill	11,661	11,662
Other assets, net	1,130	1,240

Total assets	$22,879	$23,134

LIABILITIES AND EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$1,794	$1,970
Accounts payable	1,209	1,201
Accrued employee compensation	567	913
Other accrued expenses	1,098	1,065

Total current liabilities	4,668	5,149
Accrued retiree benefits and other long-term liabilities	6,614	6,488
Long-term debt	2,297	2,309
Commitments and contingencies (Note 9)
Equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 394 shares and 400 shares outstanding at March 29, 2009 and December 31, 2008, respectively, after deducting 87 treasury shares and 81 treasury shares at March 29, 2009 and December 31, 2008, respectively	4	4
Additional paid-in capital	10,866	10,873
Accumulated other comprehensive loss	(5,132)	(5,182)
Treasury stock, at cost	(4,523)	(4,254)
Retained earnings	7,976	7,646

Total Raytheon Company stockholders’ equity	9,191	9,087
Noncontrolling interest in subsidiaries	109	101

Total equity	9,300	9,188

Total liabilities and equity	$22,879	$23,134

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In millions, except per share amounts)	March 29, 2009	March 30, 2008
Net sales	$5,884	$5,354

Operating expenses
Cost of sales	4,697	4,258
Administrative and selling expenses	364	380
Research and development expenses	111	107

Total operating expenses	5,172	4,745

Operating income	712	609

Interest expense	32	34
Interest income	(4)	(23)
Other expense, net	5	5

Non-operating expense, net	33	16

Income from continuing operations before taxes	679	593
Federal and foreign income taxes	222	192

Income from continuing operations	457	401
Income (loss) from discontinued operations, net of tax	3	(2)

Net income	460	399
Less: Net income attributable to noncontrolling interests	8	1

Net income attributable to Raytheon Company	$452	$398

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.12	$0.94
Discontinued operations	0.01	(0.01)
Net income	1.13	0.94

Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.11	$0.92
Discontinued operations	0.01	(0.01)
Net income	1.12	0.92

Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$449	$400
Income (loss) from discontinued operations	3	(2)

Net income	$452	$398

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Cash flows from operating activities
Net income	$460	$399
(Income) loss from discontinued operations, net of tax	(3)	2

Income from continuing operations	457	401
Adjustments to reconcile to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	97	92
Deferred income taxes	71	32
Collection of financing receivables	9	20
Tax benefit from stock-based awards	(1)	(18)
Net income attributable to noncontrolling interests	(8)	(1)
Changes in assets and liabilities
Accounts receivable, net	(1)	(2)
Contracts in process and advance payments and billings in excess of costs incurred	(605)	(194)
Inventories	48	2
Prepaid expenses and other current assets	(11)	(4)
Accounts payable	7	(135)
Income taxes receivable / payable	496	153
Accrued employee compensation	(347)	(333)
Other accrued expenses	(29)	(37)
Pension and other, net	228	91

Net cash provided by operating activities from continuing operations	411	67
Net cash used in operating activities from discontinued operations	(6)	(10)

Net cash provided by operating activities	405	57

Cash flows from investing activities
Additions to property, plant and equipment	(33)	(43)
Additions to capitalized internal use software	(13)	(17)
Other, net	—	(1)

Net cash used in investing activities	(46)	(61)

Cash flows from financing activities
Dividends paid	(112)	(109)
Repurchases of common stock	(300)	(340)
Proceeds under common stock plans	3	67
Tax benefit from stock-based awards	1	18

Net cash used in financing activities	(408)	(364)

Net decrease in cash and cash equivalents	(49)	(368)
Cash and cash equivalents at beginning of the year	2,259	2,655

Cash and cash equivalents at end of period	$2,210	$2,287

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements (Financial Statements) of Raytheon Company on the same basis as our annual consolidated financial statements, which included the adoption on January 1, 2008 of Emerging Issues Task Force (EITF) No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, except for the adoptions in the first quarter of 2009 of: Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160); Financial Accounting Standards Board (FASB) Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF No. 03-6-1); SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161); SFAS No. 141(R), Business Combinations, which will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009; and SFAS No. 157, Fair Value Measurements (SFAS No. 157), for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the consolidated financial statement on a recurring basis.

The impact of SFAS No. 160 is discussed in more detail in Note 6, Noncontrolling Interests. The impact of FSP EITF No. 03-6-1, is discussed in Note 10, Stockholders’ Equity. The disclosures required by SFAS No. 161 are presented in Note 8, Derivative Financial Instruments.

In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, we reclassified certain prior year amounts to conform with our current year presentation. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates otherwise.

We condensed or omitted certain information and footnote disclosures normally included in our annual consolidated financial statements, which we prepared in accordance with GAAP. Our quarterly Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

2. Inventories

Inventories consisted of the following at:

(In millions)	March 29, 2009	Dec. 31, 2008
Materials and purchased parts	$56	$56
Work in process	181	224
Finished goods	38	45

Total	$275	$325

We capitalize costs incurred in advance of contract award or funding in Inventories if we determine the contract award or funding is probable. These precontract costs exclude any start-up costs. We included capitalized precontract and other deferred costs of $56 million and $85 million in Inventories as work in process at March 29, 2009 and December 31, 2008, respectively.

3. Product Warranty

We provide product warranties in conjunction with certain product sales where revenue is recognized upon delivery.

Activity related to warranty accruals was as follows:

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Balance at beginning of period	$39	$47
Provisions for warranties	3	2
Warranty services provided	(3)	(3)

Balance at end of period	$39	$46

We account for costs incurred under warranty provisions performed under long-term contracts as contract costs using the cost-to-cost measure of progress and exclude these costs from the table above, as the estimation of these costs is an integral part of the pricing determination on these long-term contracts.

4. Accounting Standards

New pronouncements issued but not effective until after March 29, 2009, are not expected to have a material effect on our financial position, results of operations or liquidity.

5. Discontinued Operations

Results from discontinued operations were as follows:

	Three Months Ended
	Pretax Income (Loss)		After-tax Income (Loss)
(In millions)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Raytheon Aircraft	$3	$—	$4	$—
Flight Options	—	(1)	—	(1)
Other Discontinued Operations	—	(2)	(1)	(1)

Total	$3	$(3)	$3	$(2)

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (Flight Options) businesses. As a result, we present Raytheon Aircraft, Flight Options and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. All residual activity relating to our disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of these disposed businesses. At March 29, 2009 and December 31, 2008, we had $71 million in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At March 29, 2009 and December 31, 2008, we had $69 million and $77 million of liabilities, respectively, primarily in current liabilities related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

6. Noncontrolling Interests

On January 1, 2009, we adopted SFAS No. 160, which changed the accounting and reporting for minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of Equity in our consolidated balance sheet. As required by SFAS No. 160, our consolidated statements of operations include Net income, which represents Net income attributable to Raytheon Company and Net income attributable to noncontrolling interests, and a new line item titled Net income attributable to Raytheon Company, which is equal to the prior definition of Net income.

SFAS No. 160 also requires enhanced disclosures to clearly distinguish between our interests and the interests of noncontrolling owners. Our primary noncontrolling interest relates to Thales-Raytheon Systems Co. LLC (TRS LLC), which we control and consolidate, and is a component in computing the operating results of our Network Centric Systems segment (NCS). The effect of this standard was an increase in NCS Operating income by $8 million and $1 million for the three months ended March 29, 2009 and March 30, 2008, respectively, and a corresponding increase in operating margin of 0.7% and 0.1% for the three months ended March 29, 2009 and March 30, 2008, respectively.

Upon adoption of SFAS No. 160, we have presented the noncontrolling interest in TRS LLC and the related equity method investment in Thales-Raytheon Systems Co. Ltd. (TRS) net of any obligations or interests of Raytheon. The effect at December 31, 2008 was a reduction in the balance of the equity investment in TRS by $162 million with a corresponding decrease in the reported noncontrolling interest to $101 million, which was subsequently reclassified as a component of Equity.

7. Fair Value Measurements

The estimated fair value of certain financial instruments, including cash, cash equivalents and short-term debt approximates their carrying value due to their short maturities and varying interest rates. The estimated fair value of notes receivable approximates the carrying value based principally on the underlying interest rates and terms, maturities, collateral and credit status of the receivables. The estimated fair value of Long-term debt of approximately $2.4 billion and $2.5 billion at March 29, 2009 and December 31, 2008, respectively, was based on quoted market prices.

On January 1, 2009 we adopted SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities did not have a material impact on our financial position, results of operations or liquidity. We did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 29, 2009.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are investments in marketable securities held in Rabbi Trusts that we use to pay benefits under certain of our non-qualified deferred compensation plans. Our Level 1 liabilities include our obligations to pay certain non-qualified deferred compensation plan benefits. Under these non-qualified deferred compensation plans, participants designate investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts. We also include foreign exchange forward contracts that we trade in an active exchange market in our Level 1 assets and liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or we corroborate by observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets are interest rate swaps, which were terminated in the first quarter of 2009, whose fair value we determined using a pricing model predicated upon observable market inputs.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. Our Level 3 asset relates to our subordinated retained interest in general aviation finance receivables (Subordinated Retained Interest) that we sold in previous years, for which the underlying aircraft serve as collateral. We estimated the fair value for this asset based on the present value of the future expected cash flows using certain unobservable inputs, including the collection periods for the underlying receivables and a credit adjusted rate of 4.5% at March 29, 2009 and 4.4% at December 31, 2008. These unobservable inputs reflect our suppositions about the assumptions market participants would use in pricing this asset.

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, we classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. Assets and liabilities measured at fair value on a recurring basis consisted of the following:

(In millions)	Level 1	Level 2	Level 3	Balances at March 29, 2009
Assets
Marketable securities (1)	$201	$—	$—	$201
Foreign exchange forward contracts	72	—	—	72
Subordinated Retained Interest	—	—	66	66
Liabilities
Deferred compensation (2)	131	—	—	131
Foreign exchange forward contracts	84	—	—	84

(In millions)	Level 1	Level 2	Level 3	Balances at Dec. 31, 2008
Assets
Marketable securities (1)	$220	$—	$—	$220
Foreign exchange forward contracts	81	—	—	81
Subordinated Retained Interest	—	—	66	66
Interest rate swaps	—	48	—	48
Liabilities
Deferred compensation (2)	150	—	—	150
Foreign exchange forward contracts	107	—	—	107
(1)	Investments in marketable securities held in Rabbi Trusts associated with certain of our non-qualified deferred compensation plans, which we include in Other assets, net.
(2)	Obligations to pay benefits under certain of our non-qualified deferred compensation plans, which we include in Accrued retiree benefits and other long-term liabilities.

Activity of our Subordinated Retained Interest that we reflect in discontinued operations was as follows:

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Balance at beginning of period	$66	$63
Total gains (realized/unrealized)
Included in Income (loss) from discontinued operations	—	1
Included in Other comprehensive income (loss)	—	2

Balance at end of period	$66	$66

8. Derivative Financial Instruments

On January 1, 2009, we adopted SFAS No. 161, which requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below.

Our primary market exposures are to interest rates and foreign exchange rates. We use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions we judge to be credit-worthy and the majority of the foreign currencies are denominated in currencies of major industrial countries. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Cash flow hedges - We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors and customer receipts. Our foreign currency hedges are transaction driven and directly relate to a particular asset, liability or transaction for which commitments are in place. For foreign currency forward contracts designated and qualified for cash flow hedge accounting, the effective portion of the gain or loss on the derivative is recorded in Accumulated other comprehensive loss, net of tax, and reclassified into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. We expect approximately $11 million of after-tax net unrealized losses, included in our Accumulated other comprehensive loss at March 29, 2009, to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting, or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in earnings currently.

The fair value amounts in the consolidated balance sheet at March 29, 2009, related to our foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$57	Other accrued expenses	$68
Derivatives not designated as hedging instruments	Other assets, net	15	Other accrued expenses	16

Total		$72		$84

The derivative gains and losses in the consolidated statement of operations for the three months ended March 29, 2009, related to our foreign currency forward contracts were as follows:

Derivatives in Cash Flow Hedging Relationships	Pretax Loss Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Loss on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Loss		Ineffective Portion of Gain on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward	$8	Net sales	$4	Cost of sales	$—
contracts		Cost of sales	17

Derivatives Not Designated as Hedging Instruments				Location of Amounts Recognized in Income on Derivative	Amount Recognized in Income on Derivative
Foreign currency forward contracts				Cost of sales	$—

The notional amounts of outstanding foreign exchange forward contracts consisted of the following at:

	March 29, 2009		Dec. 31, 2008
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$409	$513	$382	$489
Canadian Dollars	222	24	189	27
Australian Dollars	83	3	98	8
European Euros	73	1	87	1
All other	39	26	48	32

Total	$826	$567	$804	$557

Buy amounts represent the U.S. Dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. Dollar equivalent of commitments to sell foreign currencies. Foreign exchange contracts that do not involve U.S. Dollars have been converted to U.S. Dollars for disclosure purposes.

Our foreign exchange forward contracts contain offset, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At March 29, 2009, these netting provisions effectively reduced our net exposure to approximately $12 million, which is spread across several counterparties.

Fair value hedges - We enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. The $575 million notional value of the interest rate swaps that were outstanding at December 31, 2008 effectively converted $250 million of our 4.85% Notes due 2011 and $325 million of our 5.375% Notes due 2013 to variable-rate debt based on the six-month LIBOR. We terminated these interest rate swaps in the three months ended March 29, 2009 and collected cash of $37 million related to the early termination. We will include the amortization of the $37 million gain in interest expense over the remaining life of the related debt. In the three months ended March 29, 2009, we recorded $2 million related to the amortization of the gain on the termination of our interest rate swaps.

9. Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs was $193 million and $157 million at March 29, 2009 and December 31, 2008, respectively. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at March 29, 2009 to be $133 million before U.S. Government recovery and had this amount accrued. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at December 31, 2008 to be $105 million before U.S. Government recovery and had this amount accrued. A portion of these costs are eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we recorded $95 million and $69 million in Contracts in process through March 29, 2009 and December 31, 2008, respectively, for the estimated future recovery of these costs from the U.S. Government. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; as a result, we generally do not reflect the provision for these costs in our consolidated financial statements. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $278 million, $1,010 million and $111 million of these guarantees, letters of credit and surety bonds, respectively, for which there were stated values, were outstanding at March 29, 2009, and $281 million, $1,012 million and $111 million, respectively, were outstanding at December 31, 2008. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit described above were $56 million and $173 million, respectively, at March 29, 2009, and $59 million and $180 million, respectively, at December 31, 2008, related to our joint venture in TRS.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation for us. At March 29, 2009 and December 31, 2008, we had recorded an estimated liability of $2 million related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and other contractual obligations described above. At March 29, 2009, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at March 29, 2009.

Also included in guarantees and letters of credit described above were $86 million and $6 million, respectively, at March 29, 2009 and December 31, 2008, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies whose financial condition could be significantly affected by a number of factors, including rising fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At March 29, 2009 and December 31, 2008, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $160 million relating to 125 aircraft and approximately $170 million relating to 127 aircraft, respectively. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at March 29, 2009.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. We do not expect these audits and investigations to have a material adverse effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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

10. Stockholders’ Equity

In the three months ended March 29, 2009, we repurchased 6.8 million shares of our common stock for $300 million, compared to 5.5 million shares for $340 million in the three months ended March 30, 2008. As of March 29, 2009, we had $1.8 billion available under our stock repurchase program.

In March 2009, our Board of Directors authorized an 11% increase to our annual dividend payout rate from $1.12 to $1.24 per share. We declared a dividend of $0.31 per share during the three months ended March 29, 2009, compared to a dividend of $0.28 per share for the three months ended March 30, 2008. Dividends are subject to quarterly approval by our Board of Directors.

The changes in shares of our common stock outstanding during the period were as follows:

(In millions)	Shares
Balance at December 31, 2008	400.1
Common stock plan activity	0.9
Treasury stock activity	(7.1)

Balance at March 29, 2009	393.9

Earnings Per Share

We compute basic earnings per share (EPS) attributable to Raytheon Company common stockholders by dividing income from continuing operations attributable to Raytheon Company common stockholders, income from discontinued operations attributable to Raytheon Company common stockholders and Net income attributable to Raytheon Company, by the weighted-average common shares outstanding including participating securities outstanding, as discussed below, during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in our earnings. We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income from discontinued operations attributable to Raytheon Company common stockholders, net income attributable to Raytheon Company, and the actual weighted-average shares and participating securities outstanding rather than the numbers presented within our consolidated statement of operations, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented on our consolidated statement of operations. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

On January 1, 2009 we adopted FSP EITF No. 03-6-1, which requires us to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included all of these outstanding restricted stock and Long-Term Performance Plan (LTTP) awards in our calculation of basic and diluted EPS for current and prior periods. FSP EITF No. 03-6-1 also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common Stock and Unvested share-based payment awards earn dividends equally as shown in the table below:

Earnings per share from continuing operations attributable to Raytheon Company common stockholders was as follows:

	Three Months Ended
	March 29, 2009	March 30, 2008
	Common Stock including Unvested share- based payment awards	Common Stock including Unvested share- based payment awards
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.31	$0.28
Undistributed earnings	0.81	0.66

Total	$1.12	$0.94

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.30	$0.27
Undistributed earnings	0.81	0.65

Total	$1.11	$0.92

Earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders was as follows:

	Three Months Ended
	March 29, 2009	March 30, 2008
	Common Stock including Unvested share- based payment awards	Common Stock including Unvested share- based payment awards
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$—	$—
Undistributed earnings (loss)	0.01	(0.01)

Total	$0.01	$(0.01)

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$—	$—
Undistributed earnings (loss)	0.01	(0.01)

Total	$0.01	$(0.01)

Earnings per share attributable to Raytheon Company common stockholders was as follows:

	Three Months Ended
	March 29, 2009	March 30, 2008
	Common Stock including Unvested share- based payment awards	Common Stock including Unvested share- based payment awards
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.31	$0.28
Undistributed earnings	0.82	0.66

Total	$1.13	$0.94

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.30	$0.27
Undistributed earnings	0.82	0.65

Total	$1.12	$0.92

The amount of Income from continuing operations and net income attributable to participating securities was $6 million and $5 million for the three months ended March 29, 2009 and March 30, 2008, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was less than $1 million for three months ended March 29, 2009 and March 30, 2008.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Shares for basic EPS (including 5.3 million and 5.7 million participating securities at March 29, 2009 and March 30, 2008, respectively)	399.0	423.8
Dilutive effect of stock options and LTPP	3.2	5.9
Dilutive effect of warrants	1.8	5.0

Shares for diluted EPS	404.0	434.7

Stock options to purchase 6.4 million and 12.1 million shares of common stock outstanding in the three months ended March 29, 2009 and March 30, 2008, respectively, had exercise prices that were less than the average market price of our common stock during the respective periods. We included these options in our calculation of diluted EPS.

We did not include stock options to purchase 6.0 million and 2.6 million shares of common stock outstanding in our computation of diluted EPS in the three months ended March 29, 2009 and March 30, 2008, respectively, as the effect of such options would be anti-dilutive.

In June 2006, we issued 12.0 million warrants to purchase our common stock, of which 12.0 million were outstanding at March 29, 2009 and March 30, 2008, in connection with our settlement of a class action lawsuit. These warrants, expiring in 2011, were issued with an exercise price of $37.50 per share and have been included in the calculation of diluted EPS.

Stock-based compensation plans

Restricted stock activity for the period was as follows:

(In millions)	Shares
Outstanding at December 31, 2008	5.0
Forfeited	(0.1)

Outstanding at March 29, 2009	4.9

During the three months ended March 29, 2009 and March 30, 2008, we issued 858,723 shares and 380,953 shares, respectively, of our common stock in connection with the vesting of our 2006-2008 and 2005-2007 LTPP awards. The vesting of the 2006-2008 LTTP award was funded through treasury shares. During the same periods, we also granted our 2009-2011 and 2008-2010 LTPP awards with an aggregate target award of 495,120 and 353,190 units, respectively.

The performance goals for the 2009-2011 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital, weighted at 50%; total shareholder return relative to a peer group, weighted at 25%; and cumulative free cash flow, weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and also includes dividend equivalents, which are not included in the aggregate target award numbers above.

Other comprehensive income (loss)

The components of Other comprehensive income (loss) generally include amortization of unfunded benefit obligations, foreign exchange translation and gains and losses on effective cash flow hedges. The computation of comprehensive income was as follows:

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Net income	$460	$399
Other comprehensive income, net of tax:
Amortization of unfunded pension benefit obligation	61	47
Foreign exchange translation	(19)	13
Cash flow hedges	8	(9)
Other, net	—	2

Total other comprehensive income, net of tax	50	53

Comprehensive income	510	452
Less: Comprehensive income attributable to noncontrolling interest	8	1

Comprehensive income attributable to Raytheon Company	$502	$451

11. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We also provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans.

The components of net periodic pension expense were as follows:

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Service cost	$100	$102
Interest cost	257	254
Expected return on plan assets	(307)	(305)
Amortization of prior service cost	3	3
Recognized net actuarial loss	100	77

Net periodic pension expense	$153	$131

Our net periodic pension expense included expense from foreign benefit plans of $4 million and $5 million in the three months ended March 29, 2009 and March 30, 2008, respectively.

The components of net periodic income related to our other postretirement benefit plans were as follows:

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Service cost	$2	$3
Interest cost	13	14
Expected return on plan assets	(7)	(11)
Amortization of transition asset	1	1
Amortization of prior service cost	(13)	(13)
Recognized net actuarial loss	2	—

Net periodic income	$(2)	$(6)

We make both discretionary and required contributions to our pension plans. Required contributions are primarily determined under the Employee Retirement Income Security Act (ERISA) and are affected by the actual return on plan assets and plan funded status. As discretionary contributions are made, a funding credit is accumulated which can be used to offset future calculated required contributions. The funding credit for our pension plans was $2.4 billion at March 29, 2009 and December 31, 2008. We did not make any discretionary contributions to our pension plans during the three months ended March 29, 2009 and March 30, 2008. We made required contributions of $19 million and $105 million, respectively, during the three months ended March 29, 2009 and March 30, 2008, to our pension and other postretirement benefit plans. We expect to make required contributions of approximately $1,110 million and $45 million to our pension and other postretirement benefit plans, respectively, in 2009. We periodically evaluate whether to make discretionary contributions.

12. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. IRS examinations of our tax returns have been completed through 2002. We have protested to the IRS Appeals Division certain proposed adjustments primarily involving benefits under the Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion regimes for 1998–2002. IRS examination of our tax returns for 2003–2005 began in March 2007. Additionally, we are under audit by a number of state tax authorities. State tax liabilities are routinely adjusted to account for any changes in federal taxable income.

We believe we adequately provide for all tax positions, however, amounts asserted by taxing authorities could be greater than amounts accrued and reflected in our consolidated balance sheet. Accordingly, we could record additional amounts for federal, foreign and state tax-related liabilities in the future as we revise estimates or we settle or otherwise resolve the underlying matters.

The balance of unrecognized tax benefits at March 29, 2009 and March 30, 2008, exclusive of interest, was $415 million and $343 million, respectively, of which $315 million and $251 million, respectively, would affect our earnings if recognized. We accrue interest and penalties related to unrecognized tax benefits in tax expense. As a result, in the three months ended March 29, 2009, we recorded $5 million of gross interest and penalties, $3 million net of the federal tax benefit, in tax expense. In the three months ended March 30, 2008, we recorded $6 million of gross interest and penalties, $4 million net of the federal tax benefit, in tax expense. At March 29, 2009 and March 30, 2008, we had $101 million and $76 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $65 million and $50 million, respectively.

A rollforward of our unrecognized tax benefits was as follows:

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Unrecognized tax benefits at beginning of period	$415	$342
Additional tax liability based on prior year tax position	—	1

Unrecognized tax benefits at end of period	$415	$343

Although the final outcome remains uncertain, we may reach a settlement with the IRS Appeals Division in the next 12 months to resolve certain protested adjustments related to benefits claimed under the FSC and ETI regimes and certain other tax matters related to the years 1998–2002. In the next 12 months, we may also resolve similar FSC and ETI matters along with certain revenue recognition items and the allowability of certain deductions and credits for the 2003 – 2005 tax years. Based on the outcome of exams, appeals proceedings, Joint Committee on Taxation review, and the expiration of the statute of limitations, it is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest will decrease by approximately $195 million to $225 million, of which approximately $185 million to $200 million could decrease tax expense.

We generally account for our state income tax expense as a deferred contract cost, as we can generally recover these costs through the pricing of our products and services to the U.S. Government. We include this deferred contract cost in Contracts in process until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. State income taxes allocated to our contracts were $18 million and $30 million in the three months ended March 29, 2009 and March 30, 2008, respectively, and were included in Administrative and selling expenses.

During the three months ended March 29, 2009, we received federal tax refunds totaling $337 million.

13. Business Segment Reporting

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

Effective January 1, 2009, the composition of Space and Airborne Systems was changed to exclude a U.K. manufacturing facility, which now reports directly to Missile Systems. Prior period segment results were revised to reflect this reorganization for Space and Airborne Systems, Missile Systems and the corresponding amount in intersegment eliminations.

	Missile Systems Revised
(In millions)	Net Sales	Operating Income
March 30, 2008	$1,319	$139
June 29, 2008	1,363	158
September 28, 2008	1,360	145
December 31, 2008	1,366	142

Full year 2008	$5,408	$584

	Space and Airborne Systems Revised
(In millions)	Net Sales	Operating Income
March 30, 2008	$977	$117
June 29, 2008	1,072	141
September 28, 2008	1,065	144
December 31, 2008	1,166	167

Full year 2008	$4,280	$569

In addition, as discussed in Note 6, Noncontrolling Interests, on January 1, 2009, we adopted SFAS No. 160, which affected Network Centric Systems. The effects of this standard were an increase in Network Centric Systems’ Operating income by $8 million and $1 million for the three months ended March 29, 2009 and March 30, 2008, respectively, and a corresponding increase in operating margin of 0.7% and 0.1% for the three months ended March 29, 2009 and March 30, 2008, respectively. These effects have been included below in the results for Network Centric Systems:

	Net Sales
	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Integrated Defense Systems	$1,262	$1,192
Intelligence and Information Systems	784	692
Missile Systems	1,368	1,319
Network Centric Systems	1,154	1,067
Space and Airborne Systems	1,046	977
Technical Services	696	521
Corporate and Eliminations	(426)	(414)

Total	$5,884	$5,354

	Intersegment Sales
	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Integrated Defense Systems	$34	$31
Intelligence and Information Systems	4	6
Missile Systems	3	8
Network Centric Systems	90	94
Space and Airborne Systems	142	132
Technical Services	156	154

Total	$429	$425

	Operating Income
	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Integrated Defense Systems	$188	$211
Intelligence and Information Systems	61	52
Missile Systems	158	139
Network Centric Systems	163	124
Space and Airborne Systems	139	117
Technical Services	44	35
FAS/CAS Pension Adjustment	11	(33)
Corporate and Eliminations	(52)	(36)

Total	$712	$609

The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results above, represents the difference between our pension expense or income under SFAS No. 87, Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense under U.S. Government cost accounting standards (CAS). SFAS No. 87 outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements for pension plans that we determine by other factors. CAS prescribes the allocation to and recovery of pension costs on U.S. Government contracts and is a major factor in determining our pension funding requirements. The results of each segment only include pension expense as determined under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

	Intersegment Operating Income
	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Integrated Defense Systems	$2	$2
Missile Systems	—	1
Network Centric Systems	7	8
Space and Airborne Systems	11	12
Technical Services	13	13

Total	$33	$36

	Identifiable Assets
(In millions)	March 29, 2009	Dec. 31, 2008
Integrated Defense Systems	$1,807	$1,858
Intelligence and Information Systems	2,383	2,293
Missile Systems	4,929	4,824
Network Centric Systems	3,784	3,769
Space and Airborne Systems	4,300	4,259
Technical Services	1,327	1,358
Corporate	4,349	4,773

Total	$22,879	$23,134

With respect to the unaudited consolidated financial information of Raytheon Company for the three months ended March 29, 2009 and March 30, 2008, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated April 23, 2009, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of March 29, 2009, and the related consolidated statements of operations for the three month periods ended March 29, 2009 and March 30, 2008 and the consolidated statements of cash flows for the three month periods ended March 29, 2009 and March 30, 2008. This interim financial information is the responsibility of the Company’s management.

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

As discussed in Note 6 to the consolidated financial statements, in the three month period ended March 29, 2009, the Company changed the manner in which it accounts for, and discloses, noncontrolling interests. Also as discussed in Note 1, in the three month period ended March 29, 2009, the Company changed the manner in which it accounts for business combinations. Also as discussed in Note 10, in the three month period ended March 29, 2009, the Company changed the manner in which it calculates earnings per share. As discussed in Note 1 to the consolidated financial statements, in the three month period ended March 30, 2008, the Company changed the manner in which it accounts for obligations associated with certain life insurance arrangements.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 6 to the accompanying consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in the three month period ended March 29, 2009. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

April 23, 2009

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

We operate in six business segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 and our financial statements included in this Form 10-Q.

Consolidated Results of Operations

As described in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may cause the number of workdays in the current and comparable prior interim period to differ and could affect period-to-period comparisons. There were 61 workdays in the first quarter of 2009 compared to 63 workdays in the first quarter of 2008. The following discussions of comparative results among periods should be viewed in this context.

As discussed in Note 1, Basis of Presentation, we prepared the accompanying unaudited consolidated financial statements (Financial Statements) of Raytheon Company on the same basis as our annual consolidated financial statements, which included the adoption on January 1, 2008 of Emerging Issues Task Force (EITF) No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, except for the adoptions in the first quarter of 2009 of: Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160); Financial Accounting Standards Board (FASB) Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF No. 03-6-1); SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161); SFAS No. 141(R), Business Combinations, which will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009; and SFAS No. 157, Fair Value Measurements (SFAS No. 157), for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.

In our discussions of comparative period results, we generally express changes in Net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying production activity or service levels on individual contracts. Volume changes will typically drive a corresponding Operating income change based on the profit rate for a particular contract. In addition to volume, changes in segment operating income are based on changes in segment operating margin, which we usually express in terms of program performance and contract mix. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs or revenues at completion that reflect improved or deteriorated operating performance or award fee rates. We record changes in estimates of contract sales, costs, including indirect cost allocations, and profits using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes in estimates on current and prior periods. Changes in contract mix reflect changes in the composition of our sales from contracts with differing profit rates.

Selected consolidated results were as follows:

	Three Months Ended		% of Net Sales
(In millions, except percentages)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net sales	$5,884	$5,354
Gross margin	1,187	1,096	20.2%	20.5%
Administrative and selling expenses	364	380	6.2	7.1
Research and development expenses	111	107	1.9	2.0
Operating income	712	609	12.1	11.4
Interest expense	32	34	0.5	0.6
Interest income	4	23	0.1	0.4
Other expense, net	5	5	0.1	0.1
Federal and foreign income taxes	222	192	3.8	3.6
Income from continuing operations	457	401	7.8	7.5
Income (loss) from discontinued operations, net of tax	3	(2)	0.1	—
Net income	460	399	7.8	7.5
Less: Net income attributable to noncontrolling interests	8	1	0.1	—
Net income attributable to Raytheon Company	452	398	7.7	7.4

The overall increase in Net sales in the first quarter of 2009 was spread across all segments, as discussed below in Segment Results. Net sales to the U.S. Department of Defense (DoD) were 84% of total Net sales in the first quarter of 2009 compared to 82% of total Net sales in the first quarter of 2008 and Net sales to the U.S. Government were 88% of total Net sales in the first quarter of 2009 compared to 87% of total Net sales in the first quarter of 2008. Included in U.S. Government sales were foreign military sales of $570 million and $398 million in the first quarters of 2009 and 2008, respectively. Total international sales, including foreign military sales, were $1,154 million or 19.6% of total Net sales in the first quarter of 2009 compared to $1,044 million or 19.5% of total Net sales in the first quarter of 2008.

Gross margin included a FAS/CAS Pension Adjustment of $11 million of income compared to $33 million of expense in the three months ended March 29, 2009 and March 30, 2008, respectively. The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results, represents the difference between our pension expense or income under SFAS No. 87 Employers’ Accounting for Pensions (SFAS No. 87), and our pension expense under U.S. Government cost accounting standards (CAS). For more information on the FAS/CAS Pension Adjustment, see our discussion below in Segment Results. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

In accordance with the requirements of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 87, pension and other postretirement benefit assets and liabilities are valued annually at the end of the year for purposes of determining funded status and future year pension expense. Our long-term return on assets and discount rate assumptions are key variables in making such determinations and are discussed in more detail under “Critical Accounting Estimates” within Item 7 of our Form 10-K for the year ended December 31, 2008. There has been a slightly negative return on pension assets through March 29, 2009 compared to our assumption of a positive annual return of 8.75% at December 31, 2008. If the actual rate of return on plan assets continues to be below our assumed 8.75% rate of return through December 31, 2009, it would negatively impact our funded status at year-end and increase pension expense in future years. Alternatively, if the current corporate bond yield environment as of March 29, 2009 continues through December 31, 2009, it may result in a higher discount rate than our discount rate assumption of 6.5% at December 31, 2008 and positively impact our funded status at year-end. The ultimate impact on our future pension expense and funded status will be determined based upon market conditions in effect when we perform our annual valuation for the December 31, 2009 financial statements.

The changes in Operating income by segment are described below in Segment Results.

The decrease in Administrative and selling expenses as a percentage of Net sales in the first quarter of 2009 was primarily due to the timing of certain costs and cost reduction efforts.

Research and development expenses as a percentage of Net sales of in the first quarter of 2009 remained relatively consistent with the first quarter of 2008.

The decrease in Interest expense in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to $2 million of amortization of the $37 million gain on the termination of all our interest rate swap agreements in the first quarter of 2009.

The decrease in Interest income in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to a decrease in interest rates driven by a shift in our strategy to invest in U.S. Treasury bills.

Other expense, net in the first quarter of 2009 remained consistent with the first quarter of 2008.

The effective tax rate from continuing operations was 32.7% and 32.4% in the first quarter of 2009 and 2008, respectively, reflecting the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. The effective tax rate in the first quarter of 2009 was lower than the statutory rate due to manufacturing tax benefits, the research and development tax credit and certain dividend deductions, and was partially offset by various non-deductible expenses. The effective tax rate in the first quarter of 2008 was lower than the statutory rate due to manufacturing tax benefits, certain dividend deductions and tax benefits related to certain refund claims, and was partially offset by various non-deductible expenses. The effective rate in the first quarter of 2009 was 0.3% higher than the first quarter of 2008 primarily due to the tax benefits related to certain refund claims in the first quarter of 2008.

Income from continuing operations was $457 million or $1.11 per diluted share on 404.0 million average diluted shares outstanding in the first quarter of 2009 compared to $401 million or $0.92 per diluted share on 434.7 million average diluted shares outstanding in the first quarter of 2008. The increase in Income from continuing operations of $56 million in the first quarter of 2009 compared to the first quarter of 2008 was primarily due to the following:

•	$59 million of volume, net of program performance and a $44 million lower FAS/CAS Pension Adjustment, both discussed below in Segment Results.

These were partially offset by:

•	$30 million of higher taxes related primarily to our higher income and higher net interest expense of $17 million.

Net income was $460 million in the first quarter 2009 compared to $399 million in the first quarter of 2008. Net income attributable to noncontrolling interests was $8 million in the first quarter of 2009 compared to $1 million in the first quarter of 2008.

Net income attributable to Raytheon Company common stockholders was $452 million or $1.12 per diluted share in the first quarter of 2009 compared to $398 million or $0.92 per diluted share in the first quarter of 2008.

Segment Results

Segment financial results were as follows:

	Three Months Ended
Net Sales (In millions)	March 29, 2009	March 30, 2008
Integrated Defense Systems	$1,262	$1,192
Intelligence and Information Systems	784	692
Missile Systems	1,368	1,319
Network Centric Systems	1,154	1,067
Space and Airborne Systems	1,046	977
Technical Services	696	521
Corporate and Eliminations	(426)	(414)

Total	$5,884	$5,354

	Three Months Ended
Operating Income (In millions)	March 29, 2009	March 30, 2008
Integrated Defense Systems	$188	$211
Intelligence and Information Systems	61	52
Missile Systems	158	139
Network Centric Systems	163	124
Space and Airborne Systems	139	117
Technical Services	44	35
FAS/CAS Pension Adjustment	11	(33)
Corporate and Eliminations	(52)	(36)

Total	$712	$609

	Three Months Ended
Bookings (In millions)	March 29, 2009	March 30, 2008
Integrated Defense Systems	$1,209	$1,106
Intelligence and Information Systems	503	1,019
Missile Systems	775	1,642
Network Centric Systems	1,234	1,592
Space and Airborne Systems	1,037	728
Technical Services	451	418
Corporate	—	11

Total	$5,209	$6,516

Bookings represent the dollar value of new contract awards recognized during the period and includes firm orders for which funding has not been appropriated. Bookings for not-to-exceed contract awards are recorded based on a reasonable estimate of the expected contract definitization, which will generally not be less than 75% of the award, and are subsequently adjusted to reflect the actual amounts definitized or, when prior to definitization, facts and circumstances indicate the previous estimate is no longer reasonable. Bookings in each year are influenced by the timing of awards that may cover multiple fiscal years. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite delivery/indefinite quantity (IDIQ) type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog.

	Funded Backlog		Total Backlog
(In millions)	March 29, 2009	Dec. 31, 2008	March 29, 2009	Dec. 31, 2008
Integrated Defense Systems	$5,735	$4,802	$9,684	$9,883
Intelligence and Information Systems	1,761	1,890	4,818	5,137
Missile Systems	5,605	6,082	9,355	9,937
Network Centric Systems	4,816	4,593	5,850	5,733
Space and Airborne Systems	3,284	2,731	5,613	5,442
Technical Services	1,821	1,888	2,619	2,752

Total	$23,022	$21,986	$37,939	$38,884

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

Integrated Defense Systems

	Three Months Ended
(In millions, except percentages)	March 29, 2009	March 30, 2008	% Change
Net Sales	$1,262	$1,192	5.9%
Operating Income	188	211	-10.9%
Operating Margin	14.9%	17.7%

Bookings	$1,209	$1,106	9.3%

Net Sales. The increase in Net sales of $70 million in the first quarter of 2009 was primarily due to $62 million of higher volume on domestic and international Patriot programs.

Operating Income and Margin. The decrease in Operating income of $23 million in the first quarter of 2009 was primarily due to a change in contract mix driven by the completion of certain programs and positive program performance adjustments in 2008, partially offset by an increase in volume. IDS’ operating income also benefited from $14 million of sales on certain licensed software in the first quarter of 2008. Operating margin declined from the first quarter of 2008 because of the change in contract mix, program performance adjustments in 2008 and the sales of software in 2008.

Backlog and Bookings. Backlog was $9,684 million at March 29, 2009 compared to $9,883 million at December 31, 2008. Bookings in the first quarter of 2009 were $103 million higher than the first quarter of 2008 primarily due to the Patriot awards in the first quarter of 2009. In the first quarter of 2009, IDS booked $741 million in new international and domestic Patriot awards, including $185 million for the United Arab Emirates (UAE), $139 million for Taiwan, $159 million to provide engineering services and $115 million for the Patriot Pure Fleet program for the U.S. Army.

Intelligence and Information Systems

	Three Months Ended
(In millions, except percentages)	March 29, 2009	March 30, 2008	% Change
Net Sales	$784	$692	13.3%
Operating Income	61	52	17.3%
Operating Margin	7.8%	7.5%

Bookings	$503	$1,019	-50.6%

Net Sales. The increase in Net sales of $92 million in the first quarter of 2009 was primarily due to higher volume on a number of classified contracts.

Operating Income and Margin. The increase in Operating income of $9 million in the first quarter of 2009 was primarily due to increased volume. Operating margin in the first quarter of 2009 remained relatively consistent with the first quarter of 2008.

Backlog and Bookings. Backlog was $4,818 million at March 29, 2009 compared to $5,137 million at December 31, 2008. Bookings in the first quarter of 2009 were $516 million lower than the first quarter of 2008 primarily due to classified bookings of $556 million in the first quarter of 2008. In the first quarter of 2009, IIS booked $236 million on a number of classified contracts.

Missile Systems

	Three Months Ended
(In millions, except percentages)	March 29, 2009	March 30, 2008	% Change
Net Sales	$1,368	$1,319	3.7%
Operating Income	158	139	13.7%
Operating Margin	11.5%	10.5%

Bookings	$775	$1,642	-52.8%

Net Sales. The increase in Net sales in the first quarter of 2009 of $49 million was primarily due to $111 million of higher volume from the Standard Missile, Advanced Medium-Range Air-to-Air Missile (AMRAAM) and Evolved Sea Sparrow Missile (ESSM) programs, which was partially offset by lower volume on other programs, primarily the Rolling Airframe Missile (RAM) program.

Operating Income and Margin. The increase in Operating income of $19 million and the related improvement in operating margin in the first quarter of 2009 were primarily due to improved program performance.

Backlog and Bookings. Backlog was $9,355 million at March 29, 2009 compared to $9,937 million at December 31, 2008. Bookings in the first quarter of 2009 were $867 million lower than the first quarter of 2008, primarily due to a $578 million award for Standard Missile-3 in the first quarter of 2008. In the first quarter of 2009, MS booked $119 million for the continued development and production on the Exoatmospheric Kill Vehicle (EKV) program.

Network Centric Systems

	Three Months Ended
(In millions, except percentages)	March 29, 2009	March 30, 2008	% Change
Net Sales	$1,154	$1,067	8.2%
Operating Income	163	124	31.5%
Operating Margin	14.1%	11.6%

Bookings	$1,234	$1,592	-22.5%

Net Sales. The increase in Net sales in the first quarter of 2009 of $87 million was primarily due to higher volume of $65 million from certain U.S. Army programs, including an improved target acquisition system, a weapon locating radar program, a long-range multi-sensor system program and an integrated ground combat surveillance program, partially offset by lower volume on a communications program.

Operating Income and Margin. The increase in Operating income of $39 million in the first quarter of 2009 was primarily due to improved program performance and increased volume on certain U.S. Army programs. The increase in operating margin was primarily due to improved program performance.

Backlog and Bookings. Backlog was $5,850 million at March 29, 2009 compared to $5,733 million at December 31, 2008. Bookings in the first quarter of 2009 were $358 million lower than the first quarter of 2008 primarily due to a $309 million award for Horizontal Technology Integration (HTI) forward-looking infrared kits and a $203 million award for Improved Target Acquisition System (ITAS) in the first quarter of 2008.

Space and Airborne Systems

	Three Months Ended
(In millions, except percentages)	March 29, 2009	March 30, 2008	% Change
Net Sales	$1,046	$977	7.1%
Operating Income	139	117	18.8%
Operating Margin	13.3%	12.0%

Bookings	$1,037	$728	42.4%

Net Sales. The increase in Net sales in the first quarter of 2009 of $69 million was primarily due to higher volume of $100 million on classified contracts and a new international tactical radar program, partially offset by lower volume on other programs primarily on certain domestic tactical radar programs.

Operating Income and Margin. The increase in Operating income of $22 million and the related increase in operating margin in the first quarter of 2009 was primarily due to a $12 million benefit from the favorable settlement of affirmative claims on two contracts and increased volume.

Backlog and Bookings. Backlog was $5,613 million at March 29, 2009 compared to $5,442 million at December 31, 2008. Bookings in the first quarter of 2009 were $309 million higher than the first quarter of 2008, primarily due to a first quarter of 2009 award for $422 million to supply APG-63 fire control radars and support equipment for the Japan Air Self-Defense Force. SAS also booked $130 million for the B-2 Radar Modernization Program (RMP) in the first quarter of 2009.

Technical Services

	Three Months Ended
(In millions, except percentages)	March 29, 2009	March 30, 2008	% Change
Net Sales	$696	$521	33.6%
Operating Income	44	35	25.7%
Operating Margin	6.3%	6.7%

Bookings	$451	$418	7.9%

Net Sales. The increase in Net sales of $175 million in the first quarter of 2009 was primarily due to $187 million of growth on our training programs, primarily on the U.S. Army’s Warfighter Field Operations Customer Support (FOCUS) contract for the U.S Army, partially offset by lower volume on a Defense Threat Reduction Agency (DTRA) program.

Operating Income and Margin. The increase in Operating income of $9 million in the first quarter of 2009 was primarily due to increased volume. Operating margin in the first quarter of 2009 remained relatively consistent with the first quarter of 2008.

Backlog and Bookings. Backlog was $2,619 million at March 29, 2009 compared to backlog of $2,752 million at December 31, 2008. Bookings in the first quarter of 2009 were $33 million higher than the first quarter of 2008, primarily due to a first quarter of 2009 award of $178 million for work on the Warfighter FOCUS contract for the U.S. Army.

FAS/CAS Pension Adjustment and Corporate and Eliminations

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under SFAS No. 87 and our pension expense under CAS. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
FAS expense	$(153)	$(131)
CAS expense	164	98

FAS/CAS Pension Adjustment	$11	$(33)

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

In 2009, our expected CAS expense increased more than our expected FAS expense resulting in a significant decrease in the FAS/CAS Pension Adjustment. The increase in our expected CAS expense was driven by negative asset returns in 2008 which caused certain plans to no longer be fully funded under CAS. While our expected FAS expense also increased due to the lower than expected return on assets, the expected return on our discretionary contribution to our pension plans in 2008 as well as the additional funding requirements expected in 2009, helped to partially offset the expected FAS expense increase.

On an annual basis, at December 31st, we update our estimate of future FAS and CAS pension expense based upon actual asset returns and other actuarial factors. Other variables that can impact the pension plans’ funded status and FAS and CAS expense include demographic experience such as the expected rates of salary increase, retirement age, turnover and mortality. In addition, certain pension plans provide a lump sum form of benefit that varies based upon externally determined interest rates. Assumptions for these variables are set at the beginning of the year, and are based on actual and projected plan experience. On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation for both FAS and CAS with final census data from the end of the prior year.

Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio.

The components of Net sales related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Intersegment sales eliminations	$(429)	$(425)
Corporate	3	11

Total	$(426)	$(414)

The components of Operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Intersegment profit eliminations	$(33)	$(36)
Corporate	(19)	—

Total	$(52)	$(36)

The increase in corporate in the first quarter of 2009 compared to the first quarter of 2008 was primarily driven by the timing of miscellaneous corporate expenses.

Discontinued Operations

Results from discontinued operations were as follows:

	Three Months Ended
	Pretax Income (Loss)		After-tax Income (Loss)
(In millions)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Raytheon Aircraft	$3	$—	$4	$—
Flight Options	—	(1)	—	(1)
Other Discontinued Operations	—	(2)	(1)	(1)

Total	$3	$(3)	$3	$(2)

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (Flight Options) businesses. As a result, we present Raytheon Aircraft, Flight Options and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. All residual activity relating to our disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of these disposed businesses. At March 29, 2009 and December 31, 2008, we had $71 million in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At March 29, 2009 and December 31, 2008, we had $69 million and $77 million of liabilities, respectively, primarily in current liabilities related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations, and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

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

During the first quarter of 2009, certain significant cash flows were as follows:

•	$300 million of stock repurchases;

•	$337 million of federal tax refunds;

•	$112 million in dividend payments; and

•	$46 million for payments for additions to plant and equipment and capitalized internal use software additions.

We discuss these cash flows in more detail below.

In addition, the following table highlights selected measures of our liquidity and capital resources as of March 29, 2009 and December 31, 2008:

(In millions, except percentages)	March 29, 2009	Dec. 31, 2008
Cash and cash equivalents	$2,210	$2,259
Working capital	2,671	2,268
Amount available under credit facility	2,160	2,160
Total debt as a percentage of total capital	19.8%	20.1%

The increase in working capital in the first quarter of 2009 was primarily due to an increase in Contracts in process driven by the timing of payments and a decrease in Accrued employee compensation offset by federal tax refunds described below.

Operating Activities

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Cash provided by operating activities from continuing operations	$411	$67
Cash provided by operating activities	405	57

The increase in Net cash provided by operating activities in the first quarter of 2009 was primarily due to $337 million of federal tax refunds received in the first quarter of 2009.

Tax Payments - In the first quarter of 2009, we received federal tax refunds totaling $337 million and made $14 million in net foreign tax payments and $18 million in net state tax payments. Tax payments in the first quarter of 2008, including net state tax payments, were $38 million. We expect federal and foreign tax payments, net of refunds, to be approximately $210 million in 2009.

Pension Plan Contributions - We can make both discretionary and required contributions to our pension plans. Required contributions are primarily determined by ERISA rules and are affected by the actual return on plan assets and plan funded status. If discretionary contributions are made, a funding credit is accumulated which can be used to offset future calculated required contributions. The funding credit for our pension plans was $2.4 billion at March 29, 2009 and December 31, 2008. We did not make any discretionary contributions to our pension plans during the three months ended March 29, 2009 and March 30, 2008. We made required contributions of $19 million and $105 million during the three months ended March 29, 2009 and March 30, 2008, respectively, to our pension and other postretirement benefit plans. We expect to make required contributions of approximately $1,110 million and $45 million to our pension and other postretirement benefit plans, respectively, in 2009. The expected increase in required contributions over 2008 is primarily due to the impact of the decline in value of pension plan assets in 2008. We periodically evaluate whether to make discretionary contributions. Future funding requirements will likely be affected by the Pension Protection Act of 2006, which requires companies to fully fund their pension plans over a seven-year period. For certain defense contractors, the new funding rules become effective no sooner than 2010 and no later than 2011, depending on when the U.S. Government Cost Accounting Standards Board (CAS Board) aligns the U.S. Government CAS with the new funding requirements.

Interest payments in the first quarter of 2009 and the first quarter of 2008 were $33 million and $42 million, respectively.

Investing Activities

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Net cash used in investing activities	$46	$61

The decrease in cash used in investing activities in the first quarter of 2009 was primarily due to lower Additions to property, plant and equipment and lower Additions to capitalized internal use software in the first quarter of 2009.

Additions to property, plant and equipment were $33 million in the first quarter of 2009 compared to $43 million in the first quarter of 2008. Additions to capitalized internal use software were $13 million in the first quarter of 2009 compared to $17 million in the first quarter of 2008. We expect our 2009 Additions to property, plant and equipment and Additions to capitalized internal use software to be approximately $370 million and $90 million, respectively, consistent with the anticipated growth of our business and specific investments including program capital assets and facility improvements.

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria and divest of certain non-core businesses and investments and assets when appropriate.

Financing Activities

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Net cash used in financing activities	$408	$364

We have used cash provided by operating activities as our primary source for the repayment of debt, payment of dividends and the repurchase of our common stock. The increase of $44 million in Net cash used in financing activities was primarily due to proceeds received under common stock plans in the first quarter of 2008, partially offset by a lower cost to repurchase common stock in the first quarter of 2009.

Stock Repurchases - Information on our repurchases of our common stock under our share repurchase programs is as follows:

	Three Months Ended
(In millions)	March 29, 2009	March 30, 2008
Amount of stock repurchased	$300	$340
Shares of stock repurchased	6.8	5.5

In October 2008, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. In the first quarter of 2009 we repurchased 6.8 million shares of our common stock for $300 million under this and previous repurchase programs. In the first quarter of 2008, we repurchased 5.5 million shares of our common stock for $340 million under previous stock repurchase programs. As of March 29, 2009, we had approximately $1.8 billion available under the October 2008 repurchase program.

In October 2007, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. As of March 29, 2009, we had repurchased $2.0 billion under this stock repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Cash Dividend - Our Board of Directors authorized the following cash dividends:

	Three Months Ended
(In millions, except per share amounts)	March 29, 2009	March 30, 2008
Cash dividends per share	$0.31	$0.28
Total dividends paid	$112	$109

In March 2009, our Board of Directors authorized an 11% increase to our annual dividend payout rate from $1.12 to $1.24 per share. Dividends paid to stockholders were $112 million in the first quarter of 2009 compared to $109 million in the first quarter of 2008. Although we do not have a formal dividend policy, we believe that a reasonable dividend payout ratio is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). Dividends are subject to quarterly approval by our Board of Directors.

Capital Resources

Total debt was $2.3 billion at March 29, 2009 and December 31, 2008. Our outstanding debt bears interest at fixed rates ranging from 4.9% to 7.2% and matures at various dates through 2028. Total debt as a percentage of total capital was 19.8% at March 29, 2009 and 20.1% at December 31, 2008.

Cash and Cash Equivalents - Cash and cash equivalents were $2.2 billion at March 29, 2009 compared to $2.3 billion at December 31, 2008. We invest cash directly in U.S. Treasuries; commercial paper of financial institutions and corporations with AA-/Aa3 or better long-term and A-1+/P-1 short-term debt ratings, or guaranteed by the U.S. Government’s Temporary Liquidity Guarantee Program; AAA/Aaa U.S. Treasury money market funds; and interest bearing bank accounts. Cash balances held at our foreign subsidiaries were approximately 15% of our total cash balance at March 29, 2009 and December 31, 2008, respectively, and are deemed to be indefinitely reinvested.

Credit Facilities - We have a $2.2 billion bank revolving credit facility under which we could draw on lines of credit, issue letters of credit and backstop commercial paper. Borrowings under the credit facility bear interest at LIBOR plus 40 basis points (based on Raytheon’s credit rating at March 29, 2009). The credit facility is comprised of commitments from approximately thirty separate highly rated lenders, each committing no more that 10% of the entire facility. The credit facility matures in March 2010 and we intend to renew prior to maturity. The terms of the renewed facility, including the amount of the facility, maturity, pricing and covenants, will depend on market conditions at the time of renewal. As of March 29, 2009 and December 31, 2008, there were no borrowings under the credit facility. We had, however, $40 million of outstanding letters of credit at March 29, 2009 and December 31, 2008, respectively, which effectively reduced our borrowing capacity under the credit facility by the same amount.

Under the credit facility, we are required to comply with certain covenants, including the ratio of total debt to total capital of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with the covenants at March 29, 2009 and December 31, 2008. Total debt as a percentage of total capital was 19.8% and 20.1% at March 29, 2009 and December 31, 2008, respectively. Our ratio of EBITDA to consolidated net interest expense was 37.2 to 1 and 45.4 to 1 for the three and twelve month periods ended March 29, 2009 and December 31, 2008, respectively.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. Our uncommitted bank lines totaled approximately $10 million at March 29, 2009 and December 31, 2008.

There were no amounts outstanding under these lines of credit at March 29, 2009 and December 31, 2008. Compensating balance arrangements are not material.

Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-tem debt. The following chart reflects the current ratings assigned by each of these agencies to our short-term debt and long-term senior unsecured debt:

Rating Agency	Short-Term Debt	Long-Term Senior Debt
		Rating	Outlook	Date of Last Action
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	Baa1	Stable	March 2007
S&P	A-2	A -	Stable	September 2008

Shelf Registrations - The capacity of our current shelf registration, filed with the SEC in October 2008, is $3.0 billion, of which $450 million was used for the registration of common stock issuable under certain outstanding warrants issued in 2006.

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

Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs was $193 million and $157 million at March 29, 2009 and December 31, 2008, respectively. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at March 29, 2009 to be $133 million before U.S. Government recovery and had this amount accrued. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at December 31, 2008 to be $105 million before U.S. Government recovery and had this amount accrued. A portion of these costs are eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we recorded $95 million and $69 million in Contracts in process through March 29, 2009 and December 31, 2008, respectively, for the estimated future recovery of these costs from the U.S. Government. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; as a result, we generally do not reflect the provision for these costs in our consolidated financial statements. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $278 million, $1,010 million and $111 million of these guarantees, letters of credit and surety bonds, respectively, for which there were stated values, were outstanding at March 29, 2009, and $281 million, $1,012 million and $111 million, respectively, were outstanding at December 31, 2008. These instruments expire on various dates through 2015. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit described above were $56 million and $173 million, respectively, at March 29, 2009, and $59 million and $180 million, respectively, at December 31, 2008, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). TRS has two major operating subsidiaries, one of which, Thales-Raytheon Systems Co. LLC (TRS LLC), we control and consolidate and the other one, TRS SAS, which we account for using the equity method through our investment in TRS. Our investment in TRS was $64 million and $65 million at March 29, 2009 and December 31, 2008, respectively.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At March 29, 2009 and December 31, 2008, we had an estimated liability of $2 million related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and other contractual obligations described above. At March 29, 2009 we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at March 29, 2009.

Also included in guarantees and letters of credit described above were $86 million and $6 million, respectively, at March 29, 2009 and December 31, 2008, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies whose financial condition could be significantly affected by a number of factors, including rising fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At March 29, 2009 and December 31, 2008, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $160 million relating to 125 aircraft and approximately $170 million relating to 127 aircraft, respectively. The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, we evaluate many factors including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. We do not expect these audits and investigations to have a material adverse effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

Accounting Standards

New pronouncements issued but not effective until after March 29, 2009, are not expected to have a material effect on our financial position, results of operations, or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates.

We meet our working capital requirements with a combination of variable-rate short-term and fixed-rate long-term financing. We enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. We also enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors and customer receipts. The market-risk sensitive instruments we use for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability or transaction for which commitments are in place.

The following tables provide information as of March 29, 2009 and December 31, 2008 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. For forward currency exchange contracts, the table presents notional principal amounts by contractual maturity dates.

The interest swap agreements were terminated during the three months ended March 29, 2009.

As of March 29, 2009

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$453	$333	$345	$1,158	$2,289	$(2,426)
Average interest rate	—%	—%	4.85%	5.50%	5.38%	6.84%	6.03%

As of December 31, 2008

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$453	$333	$345	$1,158	$2,289	$(2,493)
Average interest rate	—%	—%	4.85%	5.50%	5.38%	6.84%	6.03%

As of December 31, 2008

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed to variable	$—	$—	$250	$—	$325	$—	$575	$48
Average variable rate paid	—%	—%	1.50%	—%	2.10%	—%	1.84%
Average fixed receive rate	—%	—%	4.09%	—%	4.80%	—%	4.49%

Our foreign currency contracts consisted of the following major currencies at:

	March 29, 2009		Dec. 31, 2008
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$409	$513	$382	$489
Canadian Dollars	222	24	189	27
Australian Dollars	83	3	98	8
European Euros	73	1	87	1
All other	39	26	48	32

Total	$826	$567	$804	$557

Unrealized gains of $72 million and $81 million were included in non-current assets and unrealized losses of $84 million and $107 million were included in current liabilities at March 29, 2009 and December 31, 2008, respectively. For foreign currency forward contracts designated and qualified for hedge accounting, the effective portion of the gain or loss on the derivative was reported as a component of Accumulated other comprehensive loss, net of tax. Gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of March 29, 2009.

Conclusion of Evaluation

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 29, 2009 were effective.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2009, we implemented a new manufacturing planning and control software within our SAS and NCS segments.

There were no other changes in our internal control over financial reporting during the first quarter of 2009 that have materially effected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We primarily engage in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which the U.S. Government funds. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Government contractors are also subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited.

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. We accrued all appropriate costs we expect to incur in connection therewith. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, we do not expect any additional liability to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations can be found in “Environmental Regulation” within Item 1, Item 1A. “Risk Factors,” and “Commitments and Contingencies” within Item 7 of our Form 10-K for the year ended December 31, 2008 and “Note 9: Commitments and Contingencies” within this Form 10-Q.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them is not expected to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2008. There have been no material changes from the factors disclosed in our Form 10-K for the year ended December 31, 2008, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
January (January 1 - January 25, 2009)	2,791	$51.72	—	$2.1 billion
February (January 26 - February 22, 2009)	2,413,171	47.63	2,412,000	$2.0 billion
March (February 23 - March 29, 2009)	4,412,247	42.05	4,401,152	$1.8 billion

Total	6,828,209	$44.03	6,813,152

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the first quarter of 2009 includes the surrender by employees of 15,057 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.
(2)	On October 24, 2007, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. On October 22, 2008, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. Repurchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 6.	EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President and Chief Accounting Officer
Principal Accounting Officer

April 23, 2009