Form 10-Q
period 2009-06-28
RAYTHEON CO/
filed 2009-07-23
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Number of shares of common stock outstanding as of July 17, 2009 was 389,389,000

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	June 28, 2009	Dec. 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$2,199	$2,259
Accounts receivable, net	115	105
Contracts in process	4,493	3,793
Inventories	294	325
Current tax asset	13	441
Deferred taxes	387	395
Prepaid expenses and other current assets	93	99

Total current assets	7,594	7,417
Property, plant and equipment, net	1,961	2,024
Deferred taxes	572	735
Prepaid retiree benefits	72	56
Goodwill	11,665	11,662
Other assets, net	1,186	1,240

Total assets	$23,050	$23,134

LIABILITIES AND EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$1,968	$1,970
Accounts payable	1,189	1,201
Accrued employee compensation	912	913
Other accrued expenses	1,016	1,065

Total current liabilities	5,085	5,149
Accrued retiree benefits and other long-term liabilities	6,131	6,488
Long-term debt	2,295	2,309
Commitments and contingencies (Note 10)
Equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 389 shares and 400 shares outstanding at June 28, 2009 and December 31, 2008, respectively, after deducting 94 treasury shares and 81 treasury shares at June 28, 2009 and December 31, 2008, respectively	4	4
Additional paid-in capital	10,899	10,873
Accumulated other comprehensive loss	(4,962)	(5,182)
Treasury stock, at cost	(4,844)	(4,254)
Retained earnings	8,344	7,646

Total Raytheon Company stockholders’ equity	9,441	9,087
Noncontrolling interest in subsidiaries	98	101

Total equity	9,539	9,188

Total liabilities and equity	$23,050	$23,134

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$6,125	$5,870	$12,009	$11,224

Operating expenses
Cost of sales	4,839	4,664	9,536	8,922
Administrative and selling expenses	370	396	734	776
Research and development expenses	151	142	262	249

Total operating expenses	5,360	5,202	10,532	9,947

Operating income	765	668	1,477	1,277

Interest expense	31	34	63	68
Interest income	(3)	(17)	(7)	(40)
Other (income) expense, net	(13)	(2)	(8)	3

Non-operating expense, net	15	15	48	31

Income from continuing operations before taxes	750	653	1,429	1,246
Federal and foreign income taxes	246	221	468	413

Income from continuing operations	504	432	961	833
(Loss) income from discontinued operations, net of tax	(3)	—	—	(2)

Net income	501	432	961	831
Less: Net income attributable to noncontrolling interests	12	6	20	7

Net income attributable to Raytheon Company	$489	$426	$941	$824

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.25	$1.02	$2.38	$1.96
(Loss) income from discontinued operations	(0.01)	—	—	—
Net income	1.24	1.02	2.38	1.95

Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.24	$0.99	$2.35	$1.91
(Loss) income from discontinued operations	(0.01)	—	—	—
Net income	1.23	0.99	2.35	1.91

Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$492	$426	$941	$826
(Loss) income from discontinued operations, net of tax	(3)	—	—	(2)

Net income	$489	$426	$941	$824

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	June 28, 2009	June 29, 2008
Cash flows from operating activities
Net income	$961	$831
(Income) loss from discontinued operations, net of tax	—	2

Income from continuing operations	961	833
Adjustments to reconcile to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	194	189
Deferred income taxes	140	69
Collection of financing receivables	15	25
Tax benefit from stock-based awards	(6)	(46)
Net income attributable to noncontrolling interests	(20)	(7)
Changes in assets and liabilities
Accounts receivable, net	(10)	4
Contracts in process and advance payments and billings in excess of costs incurred	(635)	(388)
Inventories	34	7
Prepaid expenses and other current assets	(16)	60
Accounts payable	(7)	(11)
Income taxes receivable / payable	454	48
Accrued employee compensation	3	(55)
Other accrued expenses	6	(2)
Pension and other, net	(190)	108

Net cash provided by operating activities from continuing operations	923	834
Net cash used in operating activities from discontinued operations	(9)	(16)

Net cash provided by operating activities	914	818

Cash flows from investing activities
Additions to property, plant and equipment	(81)	(99)
Proceeds from sales of property, plant and equipment	1	—
Additions to capitalized internal use software	(34)	(30)
Proceeds from sales of discontinued operations, net	—	9
Payment for purchases of acquired companies, net of cash received	—	(34)
Change in other assets	(10)	—

Net cash used in investing activities	(124)	(154)

Cash flows from financing activities
Dividends paid	(234)	(227)
Repurchases of common stock	(600)	(680)
Activity under common stock plans	(16)	96
Tax benefit from stock-based awards	6	46
Other	(6)	—

Net cash used in financing activities	(850)	(765)

Net decrease in cash and cash equivalents	(60)	(101)
Cash and cash equivalents at beginning of the year	2,259	2,655

Cash and cash equivalents at end of period	$2,199	$2,554

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements (Financial Statements) of Raytheon Company on the same basis as our annual audited Financial Statements, which included the adoption on January 1, 2008 of accounting standards related to the accounting for deferred compensation and postretirement aspects of endorsement split-dollar life insurance agreements and the accounting for collateral assignment split-dollar life insurance arrangements, except for the adoption of new accounting standards in the first six months of 2009 related to the following:

•	Noncontrolling interests as discussed in Note 7;

•	Fair value measurements as discussed in Note 8;

•	Disclosure of derivative instruments and hedging activities as discussed in Note 9;

•	The earnings per share (EPS) impact of instruments granted in share-based payment transactions as discussed in Note 11; and

•	Business combinations, which we will apply prospectively to business combinations with acquisition dates after January 1, 2009.

In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of Financial Statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, we reclassified certain prior year amounts to conform with our current year presentation. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates otherwise.

We condensed or omitted certain information and footnote disclosures normally included in our annual audited Financial Statements, which we prepared in accordance with GAAP. Our quarterly Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

We evaluated subsequent events through July 23, 2009, the date of financial statement issuance.

2. Inventories

Inventories consisted of the following at:

(In millions)	June 28, 2009	Dec. 31, 2008
Materials and purchased parts	$57	$56
Work in process	197	224
Finished goods	40	45

Total	$294	$325

We capitalize costs incurred in advance of contract award or funding in Inventories if we determine the contract award or funding is probable. These precontract costs exclude any start-up costs. We included capitalized precontract and other deferred costs of $55 million and $85 million in Inventories as work in process at June 28, 2009 and December 31, 2008, respectively.

3. Product Warranty

We provide product warranties in conjunction with certain product sales where revenue is recognized upon delivery.

Activity related to warranty accruals was as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Balance at beginning of period	$39	$46	$39	$47
Provisions for warranties	2	2	6	4
Warranty services provided	(3)	(4)	(7)	(7)

Balance at end of period	$38	$44	$38	$44

We account for costs incurred under warranty provisions performed under long-term contracts as contract costs using the cost-to-cost measure of progress, as the estimation of these costs is an integral part of the pricing determination on these long-term contracts, and exclude these costs from the table above.

4. Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material affect on our financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material affect on our financial position, results of operations or liquidity.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an affect on our financial position, results of operations or liquidity.

5. Acquisitions

In the three months ended June 29, 2008, we acquired SI Government Solutions at our Intelligence and Information Systems segment, for $32 million in cash. We recorded $6 million of intangible assets primarily related to intellectual property, and $25 million of goodwill in connection with the acquisition.

6. Discontinued Operations

Results from discontinued operations were as follows:

	Three Months Ended
	Pretax Income (Loss)		After-tax Income (Loss)
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Raytheon Aircraft	$—	$—	$—	$—
Flight Options	—	1	—	1
Other Discontinued Operations	(4)	(1)	(3)	(1)

Total	$(4)	$—	$(3)	$—

	Six Months Ended
	Pretax Income (Loss)		After-tax Income (Loss)
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Raytheon Aircraft	$3	$—	$4	$—
Flight Options	—	—	—	—
Other Discontinued Operations	(4)	(3)	(4)	(2)

Total	$(1)	$(3)	$—	$(2)

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (Flight Options) businesses. As a result, we present Raytheon Aircraft, Flight Options and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. All residual activity relating to our disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of these disposed businesses. At June 28, 2009 and December 31, 2008, we had $70 million and $71 million, respectively, in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At June 28, 2009 and December 31, 2008, we had $68 million and $77 million of liabilities, respectively, primarily in current liabilities related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

7. Noncontrolling Interests

On January 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests. In accordance with the accounting standard, we changed the accounting and reporting for our minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of Equity in our consolidated balance sheet. Our consolidated statements of operations include Net income, which represents Net income attributable to Raytheon Company and Net income attributable to noncontrolling interests, as well as a new line item titled Net income attributable to Raytheon Company, which is the equivalent of the prior Net income line item. The newly issued accounting standard requires enhanced disclosures to clearly distinguish between our interests and the interests of noncontrolling owners. Our primary noncontrolling interest relates to Thales-Raytheon Systems Co. LLC (TRS LLC), which we control and consolidate, and is a component in computing the operating results of our Network Centric Systems (NCS) segment. The adoption of this accounting standard resulted in an increase in NCS Operating income by $12 million and $6 million for the three months ended June 28, 2009 and June 29, 2008, respectively, and by $20 million and $7 million for the six months ended June 28, 2009 and June 29, 2008, respectively. This increase in Operating income also resulted in a corresponding increase in operating margin of 1.0% and 0.5% for the three months ended June 28, 2009 and June 29, 2008, respectively, and 0.9% and 0.3% for the six months ended June 28, 2009 and June 29, 2008, respectively.

As part of the adoption of this accounting standard, we have presented the noncontrolling interest in TRS LLC and the related equity method investment in Thales-Raytheon Systems Co. Ltd. (TRS) net of any obligations or interests of Raytheon. The result of the adoption of this accounting standard at December 31, 2008 was a reduction in the balance of the equity investment in TRS by $162 million with a corresponding decrease in the reported noncontrolling interest to $101 million, which was subsequently reclassified as a component of Equity.

8. Fair Value Measurements

The estimated fair value of certain financial instruments, including cash, cash equivalents and short-term debt approximates their carrying value due to their short maturities and varying interest rates. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of Long-term debt of $2.3 billion at June 28, 2009 and December 31, 2008 was recorded at amortized cost. The estimated fair value of Long-term debt of approximately $2.5 billion at June 28, 2009 and December 31, 2008, was based on quoted market prices.

On January 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The accounting standard for those assets and liabilities did not have a material impact on our financial position, results of operations or liquidity. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of June 28, 2009.

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required as well as the assets and liabilities that we value using those levels of inputs.

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are investments in marketable securities held in Rabbi Trusts that we use to pay benefits under certain of our non-qualified deferred compensation plans. Our Level 1 liabilities include our obligations to pay certain non-qualified deferred compensation plan benefits. Under these non-qualified deferred compensation plans, participants designate investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts. We also include foreign exchange forward contracts that we trade in an active exchange market in our Level 1 assets and liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that we corroborate with observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets are interest rate swaps, which we terminated in the first quarter of 2009, whose fair value we determined using a pricing model predicated upon observable market inputs.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. Our Level 3 asset relates to our subordinated retained interest in general aviation finance receivables (Subordinated Retained Interest) that we sold in previous years, for which the underlying aircraft serve as collateral. We estimate the fair value for this asset based on the present value of the future expected cash flows using certain unobservable inputs, including the collection periods for the underlying receivables and a credit-adjusted rate of 5.4% at June 28, 2009 and 4.4% at December 31, 2008. These unobservable inputs reflect our suppositions about the assumptions market participants would use in pricing this asset.

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at:

(In millions)	Level 1	Level 2	Level 3	Balances at June 28, 2009
Assets
Marketable securities (1)	$254	$—	$—	$254
Foreign exchange forward contracts	82	—	—	82
Subordinated Retained Interest	—	—	66	66
Liabilities
Deferred compensation (2)	170	—	—	170
Foreign exchange forward contracts	56	—	—	56

(In millions)	Level 1	Level 2	Level 3	Balances at December 31, 2008
Assets
Marketable securities (1)	$220	$—	$—	$220
Foreign exchange forward contracts	81	—	—	81
Subordinated Retained Interest	—	—	66	66
Interest rate swaps	—	48	—	48
Liabilities
Deferred compensation (2)	150	—	—	150
Foreign exchange forward contracts	107	—	—	107
(1)	Investments in marketable securities held in Rabbi Trusts associated with certain of our non-qualified deferred compensation plans, which we include in Other assets, net.
(2)	Obligations to pay benefits under certain of our non-qualified deferred compensation plans, which we include in Accrued retiree benefits and other long-term liabilities.

Activity related to our Subordinated Retained Interest, which is reflected in discontinued operations, was as follows:

	Six Months Ended
(In millions)	June 28, 2009	June 29, 2008
Balance at beginning of period	$66	$63
Total gains (realized/unrealized)
Included in Loss (income) from discontinued operations	1	2
Included in Other comprehensive income (loss)	(1)	—

Balance at end of period	$66	$65

9. Derivative Financial Instruments

On January 1, 2009, we adopted a newly issued accounting standard regarding disclosure of derivative instruments and hedging activities. Our primary market exposure is to interest rates and foreign exchange rates. We use certain derivative financial instruments to help manage this exposure. We execute these instruments with financial institutions we judge to be creditworthy and the majority of the foreign currencies are denominated in currencies of major industrial countries. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We recognize all derivative financial instruments as either assets or liabilities at fair value in our consolidated balance sheet. We designate foreign currency forward contracts as cash flow hedges of forecasted purchases and sales denominated in foreign currencies, and interest rate swaps as fair value hedges of our fixed-rate financing obligations. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items.

Cash flow hedges - We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors, and customer receipts. Our foreign currency hedges are transaction driven and directly relate to a particular asset, liability or transaction for which commitments are in place. For foreign currency forward contracts designated and qualified for cash flow hedge accounting, we record the effective portion of the gain or loss on the derivative in Accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. We expect approximately $13 million of after-tax net unrealized gains, included in Accumulated other comprehensive loss at June 28, 2009, to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting, or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are currently recognized in earnings.

The fair value amounts in our consolidated balance sheet at June 28, 2009, related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$70	Other accrued expenses	$36
Derivatives not designated as hedging instruments	Other assets, net	12	Other accrued expenses	20

Total		$82		$56

The derivative gains and losses in our consolidated statement of operations for the three months ended June 28, 2009, related to our foreign currency forward contracts were as follows:

Derivatives in Cash Flow Hedging Relationships	Pretax Gain Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Loss on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Loss		Ineffective Portion of Gain on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward	$44	Net sales	$3	Cost of sales	$—
contracts		Cost of sales	1

Derivatives Not Designated as Hedging Instruments				Location of Amounts Recognized in Income on Derivative	Amount Recognized in Income on Derivative
Foreign currency forward contracts				Cost of sales	$8

The derivative gains and losses in our consolidated statement of operations for the six months ended June 28, 2009, related to our foreign currency forward contracts were as follows:

Derivatives in Cash Flow Hedging Relationships	Pretax Gain Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Loss on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Loss		Ineffective Portion of Gain on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward	$36	Net sales	$7	Cost of sales	$—
contracts		Cost of sales	18

Derivatives Not Designated as Hedging Instruments				Location of Amounts Recognized in Income on Derivative	Amount Recognized in Income on Derivative
Foreign currency forward contracts				Cost of sales	$8

The notional amounts of outstanding foreign exchange forward contracts consisted of the following at:

	June 28, 2009		December 31, 2008
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$461	$517	$382	$489
Canadian Dollars	247	45	189	27
Australian Dollars	70	5	98	8
Euro Currency Units	66	7	87	1
All other	78	29	48	32

Total	$922	$603	$804	$557

Buy amounts represent the U.S. Dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. Dollar equivalent of commitments to sell foreign currencies. We have converted foreign exchange contracts that do not involve U.S. Dollars to U.S. Dollars for disclosure purposes.

Our foreign exchange forward contracts contain offset, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At June 28, 2009, these netting provisions effectively reduced our net exposure to approximately $26 million, which is spread across several counterparties.

Fair value hedges - We periodically enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. The $575 million notional value of the interest rate swaps that was outstanding at December 31, 2008 effectively converted $250 million of our 4.85% Notes due 2011 and $325 million of our 5.375% Notes due 2013 to variable-rate debt based on the six-month LIBOR. We terminated these interest rate swaps in the three months ended March 29, 2009 and collected cash of $37 million related to the early termination. We will include the amortization of the $37 million gain in Interest expense over the remaining life of the related debt. In the three and six months ended June 28, 2009, we recorded $3 million and $5 million, respectively, related to the amortization of the gain on the termination of our interest rate swaps. There were no interest rate swaps outstanding at June 28, 2009.

10. Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs was $192 million and $157 million at June 28, 2009 and December 31, 2008, respectively. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at June 28, 2009 to be $131 million before U.S. Government recovery and had this amount accrued. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at December 31, 2008 to be $105 million before U.S. Government recovery and had this amount accrued. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we recorded $94 million and $69 million in Contracts in process through June 28, 2009 and December 31, 2008, respectively, for the estimated future recovery of these costs from the U.S. Government. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; as a result, we generally do not reflect the provision for these costs in our financial statements. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $221 million, $994 million and $111 million of these guarantees, letters of credit and surety bonds, respectively, for which there were stated values, were outstanding at June 28, 2009, and $281 million, $1,012 million and $111 million, respectively, were outstanding at December 31, 2008. These instruments expire on various dates through 2016. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit described above were $72 million and $169 million, respectively, at June 28, 2009, and $59 million and $180 million, respectively, at December 31, 2008, related to our joint venture in TRS.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation for us. At June 28, 2009 and December 31, 2008, we had an estimated liability of $2 million related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and other contractual obligations described above. At June 28, 2009, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at June 28, 2009.

Also included in guarantees and letters of credit described above were $13 million and $6 million at June 28, 2009, respectively, and $86 million and $6 million at December 31, 2008, respectively, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At June 28, 2009 and December 31, 2008, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $154 million relating to 123 aircraft and approximately $170 million relating to 127 aircraft, respectively. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and deteriorating economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing note holders to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at June 28, 2009.

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

We are currently conducting a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we have identified several possible areas of concern relating to payments made in connection with certain international operations related to a jurisdiction where we do business. We have voluntarily contacted the Securities and Exchange Commission and the Department of Justice to advise both agencies that an internal review is underway. Because the internal review is ongoing, we cannot predict the ultimate consequences of the review. Based on the information available to date, we do not believe that the results of this review will have a material adverse effect on our financial condition, results of operations or liquidity.

In 2006, Technical Services recorded a profit adjustment related to certain program costs, which may be deemed unrecoverable. Although not expected to be material, we may incur additional charges as we continue to assess and engage in discussions regarding this matter.

In 2006, international arbitration hearings commenced against us as the successor to the Hughes Electronics defense business in connection with certain claims brought in 2004 relating to an alleged 1995 Workshare Agreement. The asserted claims involve breach of contract, intellectual property infringement and other related matters. The arbitrator stayed the liability decision on certain of the claims while the parties engage in settlement discussions. The ultimate resolution of this matter, however, remains uncertain and difficult to predict. We believe that we have meritorious defenses to these claims and intend to continue to contest them vigorously. An adverse resolution of this matter could have a material effect on our results of operations.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

11. Stockholders’ Equity

In the six months ended June 28, 2009, we repurchased 13.4 million shares of our common stock for $600 million, compared to 10.7 million shares for $680 million in the six months ended June 29, 2008. As of June 28, 2009, we had $1.5 billion available under our stock repurchase program.

In March 2009, our Board of Directors authorized an 11% increase to our annual dividend payout rate from $1.12 to $1.24 per share. We declared two dividends totaling $0.62 per share during the six months ended June 28, 2009, compared to two dividends totaling $0.56 per share during the six months ended June 29, 2008. Dividends are subject to quarterly approval by our Board of Directors.

The changes in shares of our common stock outstanding for the six months ended June 28, 2009 were as follows:

(In millions)	Shares
Balance at December 31, 2008	400.1
Common stock plan activity	3.2
Treasury stock activity	(14.2)

Balance at June 28, 2009	389.1

Earnings Per Share

We compute Basic EPS attributable to Raytheon Company common stockholders by dividing Income from continuing operations attributable to Raytheon Company common stockholders, Income from discontinued operations attributable to Raytheon Company common stockholders and Net income attributable to Raytheon Company, by the weighted-average common shares outstanding, including participating securities outstanding as discussed below, during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in our earnings. We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income from discontinued operations attributable to Raytheon Company common stockholders, Net income attributable to Raytheon Company, and the actual weighted-average shares and participating securities outstanding rather than the numbers presented within our consolidated statement of operations, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our consolidated statement of operations. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

On January 1, 2009, we adopted a newly issued accounting standard related to whether instruments granted in share-based payment transactions are participating securities. This accounting standard requires us to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included all of our outstanding unvested restricted stock and Long-Term Performance Plan (LTPP) awards in our calculation of basic and diluted EPS for current and prior periods. Additionally, the accounting standard requires disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally as shown in the table below:

Earnings per share from continuing operations attributable to Raytheon Company common stockholders was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	Common Stock Including Unvested Share- Based Payment Awards	Common Stock Including Unvested Share- Based Payment Awards	Common Stock Including Unvested Share- Based Payment Awards	Common Stock Including Unvested Share- Based Payment Awards
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.31	$0.28	$0.61	$0.56
Undistributed earnings	0.94	0.74	1.77	1.40

Total	$1.25	$1.02	$2.38	$1.96

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.30	$0.27	$0.61	$0.55
Undistributed earnings	0.94	0.72	1.74	1.36

Total	$1.24	$0.99	$2.35	$1.91

(Loss) earnings per share from discontinued operations attributable to Raytheon Company common stockholders was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	Common Stock Including Unvested Share- Based Payment Awards	Common Stock Including Unvested Share- Based Payment Awards	Common Stock Including Unvested Share- Based Payment Awards	Common Stock Including Unvested Share- Based Payment Awards

Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$—	$—	$—	$—
Undistributed (loss) earnings	(0.01)	—	—	—

Total	$(0.01)	$—	$—	$—

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$—	$—	$—	$—
Undistributed (loss) earnings	(0.01)	—	—	—

Total	$(0.01)	$—	$—	$—

Earnings per share attributable to Raytheon Company common stockholders was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	Common Stock Including Unvested Share- Based Payment Awards	Common Stock Including Unvested Share- Based Payment Awards	Common Stock Including Unvested Share- Based Payment Awards	Common Stock Including Unvested Share- Based Payment Awards
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.31	$0.28	$0.61	$0.56
Undistributed earnings	0.93	0.74	1.77	1.39

Total	$1.24	$1.02	$2.38	$1.95

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.30	$0.27	$0.61	$0.55
Undistributed earnings	0.93	0.72	1.74	1.36

Total	$1.23	$0.99	$2.35	$1.91

The amount of Income from continuing operations attributable to participating securities was $8 million and $6 million for the three months ended June 28, 2009 and June 29, 2008, respectively, and was $13 million and $11 million for the six months ended June 28, 2009 and June 29, 2008, respectively. The amount of (loss) income from discontinued operations attributable to participating securities was less than $1 million for the three months ended June 28, 2009 and June 29, 2008 and the six months ended June 28, 2009 and June 29, 2008. The amount of Net income attributable to participating securities was $7 million and $6 million for the three months ended June 28, 2009 and June 29, 2008, respectively, and was $13 million and $11 million for the six months ended June 28, 2009 and June 29, 2008, respectively.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Shares for basic EPS (including 6.0 and 5.7 participating securities for the three months ended June 28, 2009 and June 29, 2008, respectively, and 5.7 for the six months ended June 28, 2009 and June 29, 2008)	392.5	419.7	395.7	421.8
Dilutive effect of stock options and LTPP	2.9	5.4	3.0	5.6
Dilutive effect of warrants	1.9	4.9	1.9	4.9

Shares for diluted EPS	397.3	430.0	400.6	432.3

Stock options to purchase 6.1 million and 10.8 million shares of common stock outstanding in the three and six months ended June 28, 2009 and June 29, 2008, respectively, had exercise prices that were less than the average market price of our common stock during the respective periods. We included these options in our calculations of diluted EPS.

We did not include stock options to purchase 3.6 million and 2.6 million shares of common stock outstanding in our computation of diluted EPS in the three and six months ended June 28, 2009 and June 29, 2008, respectively, as the effect of including such options would be anti-dilutive.

In June 2006, we issued 12.0 million warrants to purchase our common stock, of which 12.0 million were outstanding at June 28, 2009 and June 29, 2008, in connection with our settlement of a class action lawsuit. We issued these warrants, expiring in 2011, with an exercise price of $37.50 per share and have included them in our calculations of diluted EPS.

Stock-based compensation plans

Restricted stock activity for the six months ended June 28, 2009 was as follows:

(In millions)	Shares
Outstanding at December 31, 2008	5.0
Granted	2.2
Vested	(1.6)
Forfeited	(0.1)

Outstanding at June 28, 2009	5.5

During the three months ended March 29, 2009 and March 30, 2008, we issued 858,723 shares and 380,953 shares, respectively, of our common stock in connection with the vesting of our 2006-2008 and 2005-2007 LTPP awards. We funded the vesting of the 2006-2008 LTTP award through treasury shares. During the same periods, we also granted our 2009-2011 and 2008-2010 LTPP awards with an aggregate target award of 495,120 and 353,190 units, respectively.

The performance goals for the 2009-2011 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital, weighted at 50%; total shareholder return relative to a peer group, weighted at 25%; and cumulative free cash flow, weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers above.

Other comprehensive income (loss)

Other comprehensive income (loss) generally includes amortization of unfunded benefit obligations, foreign exchange translation adjustments and gains and losses on effective cash flow hedges. The computation of other comprehensive income was as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$501	$432	$961	$831
Other comprehensive income (loss), net of tax:
Amortization of unfunded pension benefit obligation	61	44	122	91
Foreign exchange translation adjustments	78	7	59	20
Cash flow hedges	32	(2)	40	(11)
Other, net	(1)	(2)	(1)	—

Total other comprehensive income, net of tax	170	47	220	100

Comprehensive income	671	479	1,181	931
Less: Comprehensive income attributable to noncontrolling interests	12	6	20	7

Comprehensive income attributable to Raytheon Company	$659	$473	$1,161	$924

12. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We also provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans.

The components of net periodic pension expense were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$101	$102	$201	$204
Interest cost	256	254	513	508
Expected return on plan assets	(308)	(305)	(615)	(610)
Amortization of prior service cost	4	4	7	7
Recognized net actuarial loss	100	76	200	153

Net periodic pension expense	$153	$131	$306	$262

Our net periodic pension expense included expense from foreign benefit plans of $5 million and $6 million in the three months ended June 28, 2009 and June 29, 2008, respectively, and $9 million and $11 million in the six months ended June 28, 2009 and June 29, 2008, respectively.

The components of net periodic income related to our other postretirement benefit plans were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$3	$2	$5	$5
Interest cost	14	14	27	28
Expected return on plan assets	(8)	(11)	(15)	(22)
Amortization of transition asset	1	1	2	2
Amortization of prior service cost	(13)	(13)	(26)	(26)
Recognized net actuarial loss	1	—	3	—

Net periodic income	$(2)	$(7)	$(4)	$(13)

We make both discretionary and required contributions to our pension plans. Required contributions are primarily determined under the Employee Retirement Income Security Act (ERISA) and are affected by the actual return on plan assets and plan funded status. We made required contributions of $569 million and $255 million during the six months ended June 28, 2009 and June 29, 2008, respectively, to our pension and other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the six months ended June 28, 2009 and June 29, 2008. We expect to make required contributions of approximately $1,110 million and $45 million to our pension and other postretirement benefit plans, respectively, in 2009. For the full-year 2008, we made contributions of $1,174 million, including $660 million of discretionary contributions, to our pension plans and $28 million to our other postretirement benefit plans. We periodically evaluate whether to make discretionary contributions. As discretionary contributions are made, a funding credit is accumulated which can be used to offset future calculated required contributions. The funding credit for our pension plans was $2.4 billion at December 31, 2008. Because our expected 2009 contributions are based on the minimum required, we do not anticipate a significant increase or decrease in our funding credit as of December 31, 2009.

13. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. IRS examinations of our tax returns have been completed through 2005. For the 1998-2005 tax years, we have protested to the IRS Appeals Division certain proposed adjustments primarily involving benefits under the Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion regimes. Additionally, we are under audit by multiple state and foreign tax authorities. State tax liabilities are routinely adjusted to account for any changes in federal taxable income.

We believe that our income tax reserves are adequate, however, amounts asserted by taxing authorities could be greater than amounts accrued and reflected in our consolidated balance sheet. Accordingly, we could record additional amounts for federal, foreign and state tax-related liabilities in the future as we revise estimates or as we settle or otherwise resolve the underlying matters.

The balance of our unrecognized tax benefits at June 28, 2009 and June 29, 2008, exclusive of interest, was $415 million and $343 million, respectively, of which $315 million and $251 million, respectively, would affect our earnings if recognized. We accrue interest and penalties related to unrecognized tax benefits in tax expense. As a result, in the six months ended June 28, 2009, we recorded $11 million of gross interest and penalties, $7 million net of the federal tax benefit, in tax expense. In the six months ended June 29, 2008, we recorded $14 million of gross interest and penalties, $9 million net of the federal tax benefit, in tax expense. At June 28, 2009 and June 29, 2008, we had $107 million and $83 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $70 million and $54 million, respectively.

A rollforward of our unrecognized tax benefits was as follows:

	Six Months Ended
(In millions)	June 28, 2009	June 29, 2008
Unrecognized tax benefits at beginning of period	$415	$342
Additional tax liability based on prior year tax position	—	1

Unrecognized tax benefits at end of period	$415	$343

Although the final outcome remains uncertain, we may reach a settlement with the IRS Appeals Division in the next 12 months to resolve certain protested adjustments related to benefits claimed under the FSC and ETI regimes, revenue recognition items, the deductibility of certain expenses, tax credits and certain other tax matters related to the 1998-2005 tax years. Based on the outcome of appeals proceedings, Joint Committee on Taxation review and the expiration of the statute of limitations, it is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, will decrease by approximately $195 million to $225 million, of which approximately $185 million to $200 million could decrease tax expense.

We generally account for our state income tax expense as a deferred contract cost, as we can generally recover these costs through the pricing of our products and services to the U.S. Government. We include this deferred contract cost in Contracts in process until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. State income taxes allocated to our contracts were $12 million and $32 million in the three months ended June 28, 2009 and June 29, 2008, respectively. State income taxes allocated to our contracts were $30 million and $62 million in the six months ended June 28, 2009 and June 29, 2008, respectively. We include state income taxes allocated to our contracts in Administrative and selling expenses.

During the six months ended June 28, 2009, we received federal tax refunds totaling $337 million.

14. Business Segment Reporting

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

In addition, as discussed in Note 7, Noncontrolling Interests, on January 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests. The adoption of this accounting standard resulted in an increase in NCS Operating income by $12 million and $6 million for the three months ended June 28, 2009 and June 29, 2008, respectively, and by $20 million and $7 million for the six months ended June 28, 2009 and June 29, 2008, respectively. This increase in Operating income also resulted in a corresponding increase in operating margin of 1.0% and 0.5% for the three months ended June 28, 2009 and June 29, 2008, respectively, and 0.9% and 0.3% for the six months ended June 28, 2009 and June 29, 2008, respectively. The effects of the adoption of this accounting standard have been reflected below in the results for Network Centric Systems:

	Three Months Ended		Six Months Ended
Net Sales (In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Integrated Defense Systems	$1,335	$1,257	$2,597	$2,449
Intelligence and Information Systems	812	829	1,596	1,521
Missile Systems	1,384	1,363	2,752	2,682
Network Centric Systems	1,197	1,173	2,351	2,240
Space and Airborne Systems	1,136	1,072	2,182	2,049
Technical Services	780	647	1,476	1,168
Corporate and Eliminations	(519)	(471)	(945)	(885)

Total	$6,125	$5,870	$12,009	$11,224

	Three Months Ended		Six Months Ended
Intersegment Sales (In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Integrated Defense Systems	$39	$43	$73	$74
Intelligence and Information Systems	5	5	9	11
Missile Systems	5	7	8	15
Network Centric Systems	145	102	235	196
Space and Airborne Systems	170	146	312	278
Technical Services	168	175	324	329

Total	$532	$478	$961	$903

	Three Months Ended		Six Months Ended
Operating Income (In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Integrated Defense Systems	$205	$209	$393	$420
Intelligence and Information Systems	66	67	127	119
Missile Systems	147	158	305	297
Network Centric Systems	170	151	333	275
Space and Airborne Systems	175	141	314	258
Technical Services	53	45	97	80
FAS/CAS Pension Adjustment	11	(34)	22	(67)
Corporate and Eliminations	(62)	(69)	(114)	(105)

Total	$765	$668	$1,477	$1,277

The components of Operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Intersegment profit eliminations	$(45)	$(42)	$(78)	$(78)
Corporate	(17)	(27)	(36)	(27)

Total	$(62)	$(69)	$(114)	$(105)

The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results above, represents the difference between our pension expense or income under GAAP and our pension expense under U.S. Government cost accounting standards (CAS). GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements for pension plans that we determine by other factors. CAS prescribes the allocation to and recovery of pension costs on U.S. Government contracts and is a major factor in determining our pension funding requirements. The results of each segment only include pension expense as determined under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

	Three Months Ended		Six Months Ended
Intersegment Operating Income (In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Integrated Defense Systems	$2	$3	$4	$5
Intelligence and Information Systems	1	1	1	1
Missile Systems	1	—	1	1
Network Centric Systems	13	8	20	16
Space and Airborne Systems	14	13	25	25
Technical Services	14	17	27	30

Total	$45	$42	$78	$78

Identifiable Assets (In millions)			June 28, 2009	Dec. 31, 2008
Integrated Defense Systems			$1,815	$1,858
Intelligence and Information Systems			2,435	2,293
Missile Systems			5,087	4,824
Network Centric Systems			3,741	3,769
Space and Airborne Systems			4,293	4,259
Technical Services			1,357	1,358
Corporate			4,322	4,773

Total			$23,050	$23,134

With respect to the unaudited consolidated financial information of Raytheon Company for the three and six months ended June 28, 2009 and June 29, 2008, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 23, 2009, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of June 28, 2009, and the related consolidated statements of operations for the three month and six month periods ended June 28, 2009 and June 29, 2008 and the consolidated statements of cash flows for the six month periods ended June 28, 2009 and June 29, 2008. This interim financial information is the responsibility of the Company’s management.

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

As discussed in Note 7 to the consolidated financial statements, in the six month period ended June 28, 2009, the Company changed the manner in which it accounts for, and discloses, noncontrolling interests. Also as discussed in Note 1, in the six month period ended June 28, 2009, the Company changed the manner in which it accounts for business combinations. Also as discussed in Note 11, in the six month period ended June 28, 2009, the Company changed the manner in which it calculates earnings per share. As discussed in Note 1 to the consolidated financial statements, in the six month period ended June 29, 2008, the Company changed the manner in which it accounts for obligations associated with certain life insurance arrangements.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 7 to the accompanying consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in the six month period ended June 28, 2009. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

July 23, 2009

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

We operate in six segments: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services. For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 and our unaudited consolidated financial statements (Financial Statements) included in this Form 10-Q.

Consolidated Results of Operations

As discussed in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may cause the number of workdays in the current and comparable prior interim period to differ and could affect period-to-period comparisons. There were 64 workdays in the second quarters of 2009 and 2008 and 125 workdays in the first six months of 2009 compared to 127 workdays in the first six months of 2008. The following discussions of comparative results among periods should be viewed in this context.

As discussed in Note 1, Basis of Presentation, we prepared the accompanying Financial Statements of Raytheon Company on the same basis as our annual audited Financial Statements, which included the adoption on January 1, 2008 of accounting standards related to the accounting for deferred compensation and postretirement aspects of endorsement split-dollar life insurance agreements and the accounting for collateral assignment split-dollar life insurance arrangements, except for the adoption of new accounting standards in the first six months of 2009 related to the following:

•	Noncontrolling interests as discussed in Note 7;

•	Fair value measurements as discussed in Note 8;

•	Disclosure of derivative instruments and hedging activities as discussed in Note 9;

•	The earnings per share (EPS) impact of instruments granted in share-based payment transactions as discussed in Note 11; and

•	Business combinations, which we will apply prospectively to business combinations with acquisition dates after January 1, 2009.

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

Selected consolidated results were as follows:

	Three Months Ended		% of Net Sales
(In millions, except percentages)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$6,125	$5,870
Gross margin	1,286	1,206	21.0%	20.5%
Administrative and selling expenses	370	396	6.0	6.7
Research and development expenses	151	142	2.5	2.4
Operating income	765	668	12.5	11.4
Interest expense	31	34	0.5	0.6
Interest income	(3)	(17)	—	(0.3)
Other income, net	(13)	(2)	(0.2)	—
Federal and foreign income taxes	246	221	4.0	3.8
Income from continuing operations	504	432	8.2	7.4
(Loss) income from discontinued operations, net of tax	(3)	—	—	—
Net income	501	432	8.2	7.4
Less: Net income attributable to noncontrolling interests	12	6	0.2	0.1
Net income attributable to Raytheon Company	489	426	8.0	7.3

	Six Months Ended		% of Net Sales
(In millions, except percentages)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$12,009	$11,224
Gross margin	2,473	2,302	20.6%	20.5%
Administrative and selling expenses	734	776	6.1	6.9
Research and development expenses	262	249	2.2	2.2
Operating income	1,477	1,277	12.3	11.4
Interest expense	63	68	0.5	0.6
Interest income	(7)	(40)	(0.1)	(0.4)
Other (income) expense, net	(8)	3	(0.1)	—
Federal and foreign income taxes	468	413	3.9	3.7
Income from continuing operations	961	833	8.0	7.4
Income (loss) from discontinued operations, net of tax	—	(2)	—	—
Net income	961	831	8.0	7.4
Less: Net income attributable to noncontrolling interests	20	7	0.2	0.1
Net income attributable to Raytheon Company	941	824	7.8	7.3

The overall increase in Net sales in the second quarter of 2009 was primarily due to our Technical Services and Integrated Defense Systems segments as discussed below in Segment Results. Net sales to the U.S. Department of Defense (DoD) were 86% of total Net sales in the second quarter of 2009 compared to 85% of total Net sales in the second quarter of 2008, and Net sales to the U.S. Government were 90% of total Net sales in the second quarter of 2009 compared to 88% of total Net sales in the second quarter of 2008. Included in U.S. Government sales were foreign military sales of $624 million and $449 million in the second quarters of 2009 and 2008, respectively. Total international sales, including foreign military sales, were $1,239 million or 20% of total Net sales in the second quarter of 2009 compared to $1,122 million or 19% of total Net sales in the second quarter of 2008.

The overall increase in Net sales in the first six months of 2009 was spread across all segments, as discussed below in Segment Results. Net sales to the DoD were 85% of total Net sales in the first six months of 2009 compared to 83% of total Net sales in the first six months of 2008, and Net sales to the U.S. Government were 89% of total Net sales in the first six months of 2009 compared to 88% of total Net sales in the first six months of 2008. Included in U.S. Government sales were foreign military sales of $1,194 million and $847 million in the first six months of 2009 and 2008, respectively. Total international sales, including foreign military sales, were $2,393 million or 20% of total Net sales in the first six months of 2009 compared to $2,166 million or 19% of total Net sales in the first six months of 2008.

Gross margin included a FAS/CAS Pension Adjustment of $11 million of income compared to $34 million of expense in the second quarter of 2009 and 2008, respectively, and $22 million of income compared to $67 million of expense in the first six months of 2009 and 2008, respectively. The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results, represents the difference between our pension expense or income under U.S. Generally Accepted Accounting Principles (GAAP) and our pension expense under U.S. Government cost accounting standards (CAS). For more information on the FAS/CAS Pension Adjustment, see our discussion below in Segment Results. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

In accordance with GAAP, pension and other postretirement benefit assets and liabilities are valued annually at the end of the year for purposes of determining funded status and future year pension expense. Our long-term return on assets and discount rate assumptions are key variables in making such determinations and are discussed in more detail under “Critical Accounting Estimates” within Item 7 of our Form 10-K for the year ended December 31, 2008. The pro-rated return on assets through June 28, 2009 has approximated our annual return assumption of 8.75% at December 31, 2008. If the actual rate of return on plan assets were to be below our assumed 8.75% rate of return through December 31, 2009, it would negatively impact our funded status at year-end and increase pension expense in future years. If the actual rate of return on plan assets were to be above our assumed rate of return through December 31, 2009, it would positively impact our funded status at year-end and decrease pension expense in future years. The corporate bond yield environment as of June 28, 2009 approximated our discount rate assumption of 6.5% at December 31, 2008. If the actual bond yield environment were to be above our assumed rate through December 31, 2009, it may result in a higher discount rate than our discount rate assumption of 6.5% at December 31, 2008 and positively impact our funded status at year-end. If the actual bond yield environment were to be below our assumed rate through December 31, 2009, it may result in a lower discount rate than our discount rate assumption at December 31, 2008 and negatively impact our funded status at year-end. The ultimate impact on our future pension expense and funded status will be based upon market conditions in effect when we perform our annual valuation for the December 31, 2009 financial statements.

The changes in Operating income by segment are described below in Segment Results.

The decrease in Interest expense in the second quarter and the first six months of 2009 compared to the second quarter and the first six months of 2008 was primarily due to $3 million and $5 million of amortization, in the second quarter of 2009 and the first six months of 2009, respectively, of the $37 million gain on the termination of all our interest rate swap agreements in the first quarter of 2009.

The decrease in Interest income in the second quarter and the first six months of 2009 compared to the second quarter and the first six months of 2008 was primarily due to a decrease in interest rates driven by a shift in our strategy to invest in U.S. Treasury bills.

The increase in Other income, net in the second quarter and the first six months of 2009 was primarily due to gains on investments held in Rabbi Trusts associated with certain of our non-qualified deferred compensation plans.

The effective tax rate from continuing operations was 32.8% and 33.8% in the second quarter of 2009 and 2008, respectively. The effective tax rate in the second quarter of 2009 was 1.0% lower than the second quarter of 2008 primarily due to the research and development tax credit which was not reinstated until the fourth quarter of 2008. The effective tax rate from continuing operations was 32.8% and 33.1% in the first six months of 2009 and 2008, respectively. The effective tax rate in the first six months of 2009 was 0.3% lower than the first six months of 2008 primarily due to the research and development tax credit, partially offset by tax benefits related to certain refund claims. The effective tax rate in the second quarter of 2009 and the first six months of 2009 was lower than the U.S. statutory tax rate due to various permanent differences between book and tax reporting, including manufacturing tax benefits, the research and development tax credit and certain dividend deductions, partially offset by various non-deductible expenses. The effective tax rate in the second quarter of 2008 was lower than the U.S. statutory tax rate due to manufacturing tax benefits and certain dividend deductions, partially offset by various non-deductible expenses. The effective tax rate in the first six months of 2008 was lower than the U.S. statutory tax rate due to manufacturing tax benefits, certain dividend deductions and tax benefits related to certain refund claims, partially offset by various non-deductible expenses.

Income from continuing operations was $504 million and $1.24 per diluted share on 397.3 million average diluted shares outstanding in the second quarter of 2009 compared to $432 million and $0.99 per diluted share on 430.0 million average diluted shares outstanding in the second quarter of 2008. The increase in Income from continuing operations of $72 million in the second quarter of 2009 compared to the second quarter of 2008 was due to $52 million of operational improvements (the change in pre-tax operating income net of the FAS/CAS Pension adjustment) and a $45 million lower FAS/CAS Pension Adjustment, both discussed below in Segment Results, and higher Other income, net of $11 million as discussed above. These were partially offset by $25 million of higher taxes related primarily to our higher income and higher net interest expense of $11 million as discussed above.

Income from continuing operations was $961 million and $2.35 per diluted share on 400.6 million average diluted shares outstanding in the first six months of 2009 compared to $833 million and $1.91 per diluted share on 432.3 million average diluted shares outstanding in the first six months of 2008. The increase in Income from continuing operations of $128 million in the first six months of 2009 compared to the first six months of 2008 was due to $111 million of operational improvements (the change in pre-tax operating income net of the FAS/CAS Pension adjustment) and $89 million lower FAS/CAS Pension Adjustment, both discussed below in Segment Results and higher Other (income) expense, net of $11 million as discussed above. These were partially offset by $55 million of higher taxes related primarily to our higher income and higher net interest expense of $28 million.

Net income was $501 million in the second quarter of 2009 compared to $432 million in the second quarter of 2008. Net income was $961 million in the first six months of 2009 compared to $831 million in the first six months of 2008.

Net income attributable to noncontrolling interests was $12 million in the second quarter of 2009 compared to $6 million in the second quarter of 2008. Net income attributable to noncontrolling interests was $20 million in the first six months of 2009 compared to $7 million in the first six months of 2008.

Net income attributable to Raytheon Company common stockholders was $489 million and $1.23 per diluted share in the second quarter of 2009 compared to $426 million and $0.99 per diluted share in the second quarter of 2008. Net income attributable to Raytheon Company common stockholders was $941 million and $2.35 per diluted share in the first six months of 2009 compared to $824 million and $1.91 per diluted share in the first six months of 2008.

Segment Results

We report our results in the following segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). The following provides some context for viewing the performance of our segments through the eyes of management.

Given the nature of our business, bookings, net sales and operating income (including operating margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our performance and often these measures have significant interrelated effects as discussed below. In addition, we disclose and discuss backlog, which represents future sales that we expect to recognize over the contract period, which is generally the next several years.

Bookings: We disclose the amount of bookings for each segment and notable contract awards. Bookings generally represent the dollar value of new contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated. We believe bookings are an important measure of future performance and are an indicator of potential future changes in net sales, since we cannot record revenues under a new contract without first having a booking in the current or preceding period (i.e., a contract award).

Net Sales: We generally express changes in net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying amount of costs incurred on individual contracts (i.e., from performance against contractual commitments on our bookings related to engineering, production or service activity). Therefore, we discuss volume changes attributable principally to individual programs unless there is a discrete event (e.g., a major contract termination, natural disaster or major labor strike, etc.), or some other unusual item that has a material effect on changes in a segment’s volume for a reported period. Due to the nature of our contracts, the amount of costs incurred and related revenues will naturally fluctuate over the life of the contracts. As a result, in any reporting period, the changes in volume on numerous contracts are likely to be due to normal fluctuations in our production activity or service levels.

Operating Income (and the related operating margin percentage): We generally express changes in segment operating income in terms of volume, changes in program performance or changes in contract mix. Changes in volume discussed in net sales typically drive corresponding changes in our operating income based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes. Because each segment has thousands of contracts, in any reporting period, changes in operating income and margin are likely to be due to normal changes in volume, program performance and mix on many contracts with no single change or series of related changes materially driving a segment’s change in operating income or operating margin percentage.

Backlog: We disclose period ending backlog for each segment. Backlog represents the dollar value of contracts awarded for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. We therefore discuss changes in backlog, including any significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portion of our contracts.

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Net Sales (In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Integrated Defense Systems	$1,335	$1,257	$2,597	$2,449
Intelligence and Information Systems	812	829	1,596	1,521
Missile Systems	1,384	1,363	2,752	2,682
Network Centric Systems	1,197	1,173	2,351	2,240
Space and Airborne Systems	1,136	1,072	2,182	2,049
Technical Services	780	647	1,476	1,168
Corporate and Eliminations	(519)	(471)	(945)	(885)

Total	$6,125	$5,870	$12,009	$11,224

	Three Months Ended		Six Months Ended
Operating Income (In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Integrated Defense Systems	$205	$209	$393	$420
Intelligence and Information Systems	66	67	127	119
Missile Systems	147	158	305	297
Network Centric Systems	170	151	333	275
Space and Airborne Systems	175	141	314	258
Technical Services	53	45	97	80
FAS/CAS Pension Adjustment	11	(34)	22	(67)
Corporate and Eliminations	(62)	(69)	(114)	(105)

Total	$765	$668	$1,477	$1,277

	Three Months Ended		Six Months Ended
Bookings (In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Integrated Defense Systems	$1,796	$981	$3,005	$2,087
Intelligence and Information Systems	589	776	1,092	1,795
Missile Systems	2,040	1,941	2,815	3,583
Network Centric Systems	783	895	2,017	2,487
Space and Airborne Systems	1,493	809	2,530	1,537
Technical Services	946	595	1,397	1,013
Corporate	—	11	—	22

Total	$7,647	$6,008	$12,856	$12,524

We record bookings for not-to-exceed contract awards based on a reasonable estimate of expected contract definitization, which will generally not be less than 75% of the award. We subsequently adjust bookings to reflect the actual amounts definitized, or, when prior to definitization, when facts and circumstances indicate our previous estimate is no longer reasonable. The timing of awards that may cover multiple fiscal years influences bookings in each year. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (i.e., indefinite delivery/indefinite quantity (IDIQ) type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs.

	Funded Backlog		Total Backlog
(In millions)	June 28, 2009	Dec. 31, 2008	June 28, 2009	Dec. 31, 2008
Integrated Defense Systems	$5,776	$4,802	$10,342	$9,883
Intelligence and Information Systems	1,843	1,890	4,678	5,137
Missile Systems	6,288	6,082	7,644	9,937
Network Centric Systems	4,504	4,593	5,558	5,733
Space and Airborne Systems	3,585	2,731	6,153	5,442
Technical Services	1,885	1,888	2,937	2,752

Total	$23,881	$21,986	$37,312	$38,884

Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ). Both funded and unfunded backlog are affected by changes in foreign exchange rates.

In the second quarter of 2009, Kinetic Energy Interceptor (KEI), a developmental program with the Missile Defense Agency (MDA), was terminated for convenience, which resulted in a backlog adjustment of approximately $2.4 billion at Missile Systems. The program was cancelled by the MDA due to a change in missile defense priorities. We expect that the change in focus to “early intercept” will lead to additional opportunities for a number of our products and technologies, including Standard Missile-3.

Integrated Defense Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Net Sales	$1,335	$1,257	6.2%	$2,597	$2,449	6.0%
Operating Income	205	209	-1.9%	393	420	-6.4%
Operating Margin	15.4%	16.6%		15.1%	17.1%

Bookings	$1,796	$981	83.1%	$3,005	$2,087	44.0%

Net Sales. The increase in Net sales of $78 million in the second quarter of 2009 was primarily due to $112 million of higher volume on an international Patriot program awarded in 2008, partially offset by lower volume on various other programs.

The increase in Net sales of $148 million in the first six months of 2009 was primarily due to $161 million of higher volume on an international Patriot program awarded in 2008, partially offset by lower volume on various other programs.

Operating Income and Margin. The decrease in Operating income of $4 million in the second quarter of 2009 was primarily due to a change in contract mix driven by the completion of certain programs, partially offset by the increase in volume discussed above. The decline in operating margin in the second quarter of 2009 was due to the change in contract mix.

The decrease in Operating income of $27 million in the first six months of 2009 was primarily due to a change in contract mix driven by the completion of certain programs and various positive program performance adjustments in 2008, partially offset by the increase in volume discussed above. IDS’ Operating income also benefited from $14 million of sales of certain licensed software in the first six months of 2008. The decline in operating margin in the first six months of 2009 was due to the change in contract mix, various program performance adjustments in 2008 and software sales in 2008.

Backlog and Bookings. Backlog was $10,342 million at June 28, 2009 compared to $9,883 million at December 31, 2008. Bookings in the second quarter of 2009 were $815 million higher than the second quarter of 2008 primarily due to international Patriot programs. In the second quarter of 2009, IDS booked $877 million to provide advanced Patriot air and missile defense capability for several domestic and international customers, principally the United Arab Emirates (UAE). IDS also booked $157 million to provide Finland with Surface Launched Medium Range Air-to-Air Missile (SL-AMRAAM) systems, $150 million for the Joint Land Attack Cruise Missile Defense Elevated Netted Sensor Systems (JLENS) program for the U.S. Army, and $142 million for two Volume Search Radar (VSR) arrays from the U.S. Navy, one for the Zumwalt-class destroyer program and one for the CVN 78 aircraft carrier.

Bookings in the first six months of 2009 were $918 million higher than the first six months of 2008 primarily due to Patriot awards. In addition to the bookings noted above, in the first six months of 2009, IDS booked new international and domestic Patriot awards including $185 million for the UAE, $139 million for Taiwan, $159 million to provide engineering services and $115 million for the Patriot Pure Fleet program for the U.S. Army.

Intelligence and Information Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Net Sales	$812	$829	-2.1%	$1,596	$1,521	4.9%
Operating Income	66	67	-1.5%	127	119	6.7%
Operating Margin	8.1%	8.1%		8.0%	7.8%

Bookings	$589	$776	-24.1%	$1,092	$1,795	-39.2%

Net Sales. The decrease in Net sales of $17 million in the second quarter of 2009 was primarily due to $50 million of lower volume on an international advanced border control and security program, partially offset by higher volume on various other programs.

The increase in Net sales of $75 million in the first six months of 2009 was primarily due to higher volume on various classified and U.S. Air Force programs.

Operating Income and Margin. Operating income and operating margin in the second quarter of 2009 remained relatively consistent with the second quarter of 2008.

The increase in Operating income of $8 million in the first six months of 2009 was primarily due to the increased volume discussed above. Operating margin in the first six months of 2009 remained relatively consistent with the first six months of 2008.

Backlog and Bookings. Backlog was $4,678 million at June 28, 2009 compared to $5,137 million at December 31, 2008. Bookings in the second quarter of 2009 were $187 million lower than the second quarter of 2008 primarily due to lower classified bookings. In the second quarter of 2009, IIS booked $342 million on a number of classified contracts compared to $497 million in the second quarter of 2008.

Bookings in the first six months of 2009 were $703 million lower than the first six months of 2008 primarily due to lower classified bookings. In the first six months of 2009, IIS booked $578 million on a number of classified contracts compared to $1,053 million in the first six months of 2008.

Missile Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Net Sales	$1,384	$1,363	1.5%	$2,752	$2,682	2.6%
Operating Income	147	158	-7.0%	305	297	2.7%
Operating Margin	10.6%	11.6%		11.1%	11.1%

Bookings	$2,040	$1,941	5.1%	$2,815	$3,583	-21.4%

Net Sales. Net sales in the second quarter of 2009 remained relatively consistent with the second quarter of 2008.

The increase in Net sales in the first six months of 2009 of $70 million was primarily due to $86 million of higher volume on the Phalanx and Advanced Medium-Range Air-to-Air Missile (AMRAAM) programs, partially offset by lower volume on various other programs.

Operating Income and Margin. The decrease in Operating income of $11 million and operating margin in the second quarter of 2009 was primarily due to higher award fees recognized on our Standard Missile-3 program in the second quarter of 2008 as a result of a successful flight test milestone, partially offset by improved program performance on various other programs.

Operating income in the first six months of 2009 remained relatively consistent with the first six months of 2008 with improved program performance on various programs and increased volume offsetting the impact of the higher award fees recognized on our Standard Missile-3 program in the second quarter of 2008 as a result of a successful flight test milestone. Operating margin in the first six months of 2009 remained consistent with the first six months of 2008 due to the factors discussed above.

Backlog and Bookings. Backlog was $7,644 million at June 28, 2009 compared to $9,937 million at December 31, 2008. The decrease in backlog was primarily related to the $2.4 billion adjustment for the termination of the KEI program discussed above. Bookings in the second quarter of 2009 were $99 million higher than the second quarter of 2008. In the second quarter of 2009, MS booked $521 million for the production of AMRAAM for international customers and the U.S. Air Force, and $260 million for the production of Phalanx Weapon Systems for the U.S. Navy and U.S. Army. In addition, in the second quarter of 2009, MS booked $207 million for the production of Tomahawk Block IV missiles for the U.S. Navy and $167 million for the production of AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy and international customers.

Bookings in the first six months of 2009 were $768 million lower than the first six months of 2008, primarily due to $954 million of awards for the production of SM-3 for the U.S. Navy and the Missile Defense Agency in the first six months of 2008. In addition to the bookings noted above, in the first six months of 2009 MS booked $131 million for the continued development and production of the Exoatmospheric Kill Vehicle (EKV) program.

Network Centric Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Net Sales	$1,197	$1,173	2.0%	$2,351	$2,240	5.0%
Operating Income	170	151	12.6%	333	275	21.1%
Operating Margin	14.2%	12.9%		14.2%	12.3%

Bookings	$783	$895	-12.5%	$2,017	$2,487	-18.9%

Net Sales. The increase in Net sales in the second quarter of 2009 of $24 million was primarily due to higher volume across various programs, partially offset by $94 million of lower volume on a U.S. Army communications program.

The increase in Net sales in the first six months of 2009 of $111 million was primarily due to higher volume across various programs, partially offset by $119 million of lower volume on a U.S. Army communications program.

Operating Income and Margin. The increase in Operating income of $19 million and margin improvement in the second quarter of 2009 was primarily due to improved program performance on an integrated ground combat surveillance program for the U.S. Army.

The increase in Operating income of $58 million and margin improvement in the first six months of 2009 was primarily due to improved program performance on various U.S. Army programs.

Backlog and Bookings. Backlog was $5,558 million at June 28, 2009 compared to $5,733 million at December 31, 2008. Bookings in the second quarter of 2009 were $112 million lower than the second quarter of 2008 primarily due to the $115 million booking for the Airborne, Maritime and Fixed Site (AMF) Joint Tactical Radio System (JTRS) program in the second quarter of 2008.

Bookings in the first six months of 2009 were $470 million lower than the first six months of 2008 primarily due to a $309 million award for Horizontal Technology Integration (HTI) forward-looking infrared kits and a $203 million award for Improved Target Acquisition System (ITAS) in the first six months of 2008.

Space and Airborne Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Net Sales	$1,136	$1,072	6.0%	$2,182	$2,049	6.5%
Operating Income	175	141	24.1%	314	258	21.7%
Operating Margin	15.4%	13.2%		14.4%	12.6%

Bookings	$1,493	$809	84.5%	$2,530	$1,537	64.6%

Net Sales. The increase in Net sales in the second quarter of 2009 of $64 million was primarily due to higher volume of $55 million on international airborne tactical radar programs and certain classified business.

The increase in Net sales in the first six months of 2009 of $133 million was primarily due to higher volume of $109 million on international airborne tactical radar programs and certain classified business.

Operating Income and Margin. The increase in Operating income of $34 million and the related increase in operating margin in the second quarter of 2009 was primarily due to a change in mix from higher volume on international tactical radar programs and $7 million from the favorable settlement of an affirmative claim.

The increase in Operating income of $56 million in the first six months of 2009 was primarily due a change in mix from higher volume on international tactical radar programs and $19 million from the favorable settlement of three affirmative claims.

Backlog and Bookings. Backlog was $6,153 million at June 28, 2009 compared to $5,442 million at December 31, 2008, driven primarily by an international tactical radar award and classified awards. Bookings in the second quarter of 2009 were $684 million higher than the second quarter of 2008 due to classified awards. In the second quarter of 2009, SAS booked $1,019 million on a number of space and airborne sensor contracts, including $110 million on the Integrated Sensor Is Structure (ISIS) radar program for the Defense Advanced Research Projects Agency (DARPA).

Bookings in the first six months of 2009 were $993 million higher than the first six months of 2008, primarily due to international tactical radar and classified awards. In the first six months of 2009, SAS booked approximately $1 billion on a number of classified contracts.

Technical Services

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Net Sales	$780	$647	20.6%	$1,476	$1,168	26.4%
Operating Income	53	45	17.8%	97	80	21.3%
Operating Margin	6.8%	7.0%		6.6%	6.8%

Bookings	$946	$595	59.0%	$1,397	$1,013	37.9%

Net Sales. The increase in Net sales of $133 million in the second quarter of 2009 was due to $161 million of growth on our training programs, primarily on the U.S. Army’s Warfighter Field Operations Customer Support (FOCUS) contract and the Air Traffic Control Optimum Training Solution (ATCOTS) contract for the Federal Aviation Administration (FAA). The increase was partially offset by lower volume on a Defense Threat Reduction Agency (DTRA) program.

The increase in Net sales of $308 million in the first six months of 2009 was due to $348 million of growth on our training programs, primarily on the Warfighter FOCUS and ATCOTS contracts. The increase was partially offset by lower volume on a DTRA program.

Operating Income and Margin. The increase in Operating income of $8 million in the second quarter of 2009 was primarily due to the increased volume discussed above. Operating margin in the second quarter of 2009 remained relatively consistent with the second quarter of 2008.

The increase in Operating income of $17 million in the first six months of 2009 was primarily due to the increased volume as discussed above. Operating margin in the first six months of 2009 remained relatively consistent with the first six months of 2008.

Backlog and Bookings. Backlog was $2,937 million at June 28, 2009 compared to backlog of $2,752 million at December 31, 2008. Bookings in the second quarter of 2009 were $351 million higher than the second quarter of 2008, primarily due to awards of $553 million for work on the Warfighter FOCUS contract for the U.S. Army to provide live, virtual and constructive training services. In the second quarter of 2009, TS booked $160 million to upgrade Phalanx Weapon Systems for the Royal Canadian Navy and $100 million for a DTRA program.

Bookings in the first six months of 2009 were $384 million higher than the first six months of 2008, primarily due to awards of $731 million for work on the Warfighter FOCUS contract.

FAS/CAS Pension Adjustment

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under GAAP and our pension expense under CAS. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
FAS expense	$(153)	$(132)	$(306)	$(263)
CAS expense	164	98	328	196

FAS/CAS Pension Adjustment	$11	$(34)	$22	$(67)

A key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when plan asset and liability experience differs from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 11 years, and are amortized under CAS over a 15-year period. In accordance with both FAS and CAS, we use a “market-related value” of our plan assets to calculate the amount of deferred asset gains or losses to be amortized. We determine the market-related value of assets using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which we recognize and subsequently amortize actual asset gains or losses, FAS expense generally tends to reflect the recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, we only recognize CAS expense for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

In 2009, our expected CAS expense increased more than our expected FAS expense resulting in a significant decrease in the FAS/CAS Pension Adjustment. The increase in our expected CAS expense was driven by negative asset returns in 2008 which caused certain plans to no longer be fully funded under CAS. While our expected FAS expense also increased due to the lower than expected return on pension assets, the expected return on our discretionary contribution to our pension plans in 2008 as well as the additional funding requirements expected in 2009 helped to partially offset the expected FAS expense increase.

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

The components of Net sales related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Intersegment sales eliminations	$(532)	$(478)	$(961)	$(903)
Corporate	13	7	16	18

Total	$(519)	$(471)	$(945)	$(885)

The components of Operating income related to Corporate and Eliminations were as follows:
	Three Months Ended		Six Months Ended
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Intersegment profit eliminations	$(45)	$(42)	$(78)	$(78)
Corporate	(17)	(27)	(36)	(27)

Total	$(62)	$(69)	$(114)	$(105)

Discontinued Operations

Results from discontinued operations were as follows:

	Three Months Ended
	Pretax Income (Loss)		After-tax Income (Loss)
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Raytheon Aircraft	$—	$—	$—	$—
Flight Options	—	1	—	1
Other Discontinued Operations	(4)	(1)	(3)	(1)

Total	$(4)	$—	$(3)	$—

	Six Months Ended
	Pretax Income (Loss)		After-tax Income (Loss)
(In millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Raytheon Aircraft	$3	$—	$4	$—
Flight Options	—	—	—	—
Other Discontinued Operations	(4)	(3)	(4)	(2)

Total	$(1)	$(3)	$—	$(2)

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (Flight Options) businesses. As a result, we present Raytheon Aircraft, Flight Options and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. All residual activity relating to our disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of these disposed businesses. At June 28, 2009 and December 31, 2008, we had $70 million and $71 million, respectively, in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At June 28, 2009 and December 31, 2008, we had $68 million and $77 million of liabilities, respectively, primarily in current liabilities related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

Financial Condition and Liquidity

Overview

We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions and research and development; managing our balance sheet, including debt repayments and pension contributions; and returning cash to our stockholders, including dividend payments and share repurchases, as outlined below. Our need for, cost of and access to funds are dependent on future operating results and other external conditions. We currently expect that cash and cash equivalents, cash flow from operations and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, investment, debt service and other financing requirements during the next twelve months and for the foreseeable future.

During the first six months of 2009, certain significant cash flows were as follows:

•	$600 million of stock repurchases;

•	$569 million of required contributions to our pension and other postretirement benefit plans;

•	$337 million of federal tax refunds; and

•	$234 million in dividend payments.

We discuss these cash flows in more detail below.

In addition, the following table highlights selected measures of our liquidity and capital resources as of June 28, 2009 and December 31, 2008:

(In millions, except percentages)	June 28, 2009	Dec. 31, 2008
Cash and cash equivalents	$2,199	$2,259
Working capital	2,509	2,268
Amount available under credit facility	2,175	2,160
Total debt as a percentage of total capital	19.4%	20.1%

The increase in working capital in the first six months of 2009 was primarily due to an increase in Contracts in process driven by the timing of payments, partially offset by federal tax refunds described below.

Operating Activities

	Six Months Ended
(In millions)	June 28, 2009	June 29, 2008
Net cash provided by operating activities from continuing operations	$923	$834
Net cash provided by operating activities	914	818

The increase in Net cash provided by operating activities in the first six months of 2009 was primarily due to lower taxes, driven by the $337 million refund described below and higher net income, partially offset by $314 million more in pension plan contributions and other working capital items excluding pension and taxes as discussed below.

Tax Payments - In the first six months of 2009, we received federal tax refunds totaling $337 million and made $233 million in federal tax payments and $22 million in net foreign tax payments. In the first six months of 2009, we received state tax refunds totaling $22 million and made $22 million in state tax payments. Tax payments in the first six months of 2008, including net state tax payments, were $279 million. We expect federal and foreign tax payments, net of refunds, to be approximately $219 million in 2009.

Pension Plan Contributions - We can make both discretionary and required contributions to our pension plans. Required contributions are primarily determined by the Employee Retirement Income Security Act (ERISA) rules and are affected by the actual return on plan assets and plan funded status. If discretionary contributions are made, a funding credit is accumulated which can be used to offset future calculated required contributions. The funding credit for our pension plans was $2.4 billion at December 31, 2008. We did not make any discretionary contributions to our pension plans during the first six months of 2009 and 2008. We made required contributions of $569 million and $255 million during the first six months of 2009 and 2008, respectively, to our pension and other postretirement benefit plans. We expect to make required contributions of approximately $1,110 million and $45 million to our pension and other postretirement benefit plans, respectively, in 2009. The expected increase in required contributions over 2008 is primarily due to the impact of the decline in value of pension plan assets in 2008. For the full-year 2008, we made contributions of $1,174 million, including $660 million of discretionary contributions, to our pension plans and $28 million to our other postretirement benefit plans. We periodically evaluate whether to make discretionary contributions. Future funding requirements will likely be affected by the Pension Protection Act of 2006, which requires companies to fully fund their pension plans over a seven-year period. For certain defense contractors, the new funding rules become effective no sooner than 2010 and no later than 2011, depending on when the U.S. Government Cost Accounting Standards Board (CAS Board) aligns the U.S. Government CAS with the new funding requirements.

Interest payments were $69 million in the first six months of 2009 and 2008.

Investing Activities

	Six Months Ended
(In millions)	June 28, 2009	June 29, 2008
Net cash used in investing activities	$(124)	$(154)

The decrease in Net cash used in investing activities in the first six months of 2009 was primarily due to Payment for purchases of acquired companies, net of cash received in the first six months of 2008.

Additions to property, plant and equipment were $81 million in the first six months of 2009 compared to $99 million in the first six months of 2008. Additions to capitalized internal use software were $34 million in the first six months of 2009 compared to $30 million in the first six months of 2008. We expect our 2009 Additions to property, plant and equipment and Additions to capitalized internal use software to be approximately $370 million and $90 million, respectively, consistent with the anticipated growth of our business and specific investments including program capital assets and facility improvements.

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses and investments and assets when appropriate. In the first six months of 2008, we acquired SI Government Solutions for $32 million, which enhanced our cyber security capabilities.

Financing Activities

	Six Months Ended
(In millions)	June 28, 2009	June 29, 2008
Net cash used in financing activities	$(850)	$(765)

We have used cash provided by operating activities as our primary source for the repayment of debt, payment of dividends and the repurchase of our common stock. The increase of $85 million in Net cash used in financing activities in the first six months of 2009 was primarily due to a reduction in activity under common stock plans, partially offset by a lower cost to repurchase common stock in the first six months of 2009.

Stock Repurchases - Information on the repurchases of our common stock under our stock repurchase programs is as follows:

	Six Months Ended
(In millions)	June 28, 2009	June 29, 2008
Amount of stock repurchased	$600	$680
Shares of stock repurchased	13.4	10.7

In October 2008, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. In the first six months of 2009, we repurchased 13.4 million shares of our common stock for $600 million under this and previous repurchase programs. In the first six months of 2008, we repurchased 10.7 million shares of our common stock for $680 million under previous stock repurchase programs. At June 28, 2009, we had approximately $1.5 billion available under the October 2008 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Cash Dividends - Our Board of Directors authorized the following cash dividends:

	Six Months Ended
(In millions, except per share amounts)	June 28, 2009	June 29, 2008
Cash dividends per share	$0.62	$0.56
Total dividends paid	$234	$227

In March 2009, our Board of Directors authorized an 11% increase to our annual dividend payout rate from $1.12 to $1.24 per share. Dividends paid to stockholders were $234 million in the first six months of 2009 compared to $227 million in the first six months of 2008. Although we do not have a formal dividend policy, we believe that a reasonable dividend payout ratio is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). Dividends are subject to quarterly approval by our Board of Directors.

Capital Resources

Total debt was $2.3 billion at June 28, 2009 and December 31, 2008. Our outstanding debt bears interest at fixed rates ranging from 4.9% to 7.2% and matures at various dates through 2028. Total debt as a percentage of total capital was 19.4% at June 28, 2009 and 20.1% at December 31, 2008.

Cash and Cash Equivalents - Cash and cash equivalents were $2.2 billion at June 28, 2009 compared to $2.3 billion at December 31, 2008. We can invest cash directly in U.S. Treasuries; commercial paper of financial institutions and corporations with AA-/Aa3 or better long-term and A-1+/P-1 short-term debt ratings, or guaranteed by the U.S. Government’s Temporary Liquidity Guarantee Program; AAA/Aaa U.S. Treasury money market funds; bank certificates of deposit and time deposits with AA- or Aa3 long-term debt ratings. Cash balances held at our foreign subsidiaries were approximately 15% of our total cash balance at June 28, 2009 and December 31, 2008, respectively, and are deemed to be indefinitely reinvested.

Credit Facilities - We have a $2.2 billion bank revolving credit facility under which we could draw on lines of credit, issue letters of credit and backstop commercial paper. Borrowings under the credit facility bear interest at LIBOR plus 40 basis points (based on Raytheon’s credit rating at June 28, 2009). The credit facility is comprised of commitments from approximately thirty separate highly rated lenders, each committing no more that 10% of the entire facility. The credit facility matures in March 2010 and we intend to renew prior to maturity. The terms of the renewed facility, including the amount of the facility, maturity, pricing and covenants, will depend on market conditions at the time of renewal. As of June 28, 2009 and December 31, 2008, there were no borrowings under the credit facility. We had, however, approximately $25 million and $40 million of outstanding letters of credit at June 28, 2009 and December 31, 2008, respectively, which effectively reduced our borrowing capacity under the credit facility by the same amount.

Under the credit facility, we are required to comply with certain covenants, including the ratio of total debt to total capital of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with these covenants at June 28, 2009 and December 31, 2008. Total debt as a percentage of total capital was 19.4% and 20.1% at June 28, 2009 and December 31, 2008, respectively. Our ratio of EBITDA to consolidated net interest expense was 33.9 to 1 and 45.4 to 1 for the twelve month periods ended June 28, 2009 and December 31, 2008, respectively.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. Our uncommitted bank lines totaled approximately $10 million at June 28, 2009 and December 31, 2008. There were no amounts outstanding under these lines of credit at June 28, 2009 and December 31, 2008. Compensating balance arrangements are not material.

Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-tem debt. The following chart reflects the current ratings assigned by each of these agencies to our short-term debt and long-term senior unsecured debt:

Rating Agency	Short-Term Debt	Long-Term Senior Debt		Date of Last Action
		Rating	Outlook
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	Baa1	Stable	March 2007
S&P	A-2	A -	Stable	September 2008

Shelf Registrations -The capacity of our current shelf registration, filed with the SEC in October 2008, is $3.0 billion, of which $450 million was used for the registration of common stock issuable under certain outstanding warrants issued in 2006.

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

Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs was $192 million and $157 million at June 28, 2009 and December 31, 2008, respectively. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at June 28, 2009 to be $131 million before U.S. Government recovery and had this amount accrued. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at December 31, 2008 to be $105 million before U.S. Government recovery and had this amount accrued. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we recorded $94 million and $69 million in Contracts in process through June 28, 2009 and December 31, 2008, respectively, for the estimated future recovery of these costs from the U.S. Government. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; as a result, we generally do not reflect the provision for these costs in our Financial Statements. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $221 million, $994 million and $111 million of these guarantees, letters of credit and surety bonds, respectively, for which there were stated values, were outstanding at June 28, 2009, and $281 million, $1,012 million and $111 million, respectively, were outstanding at December 31, 2008. These instruments expire on various dates through 2016. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit described above were $72 million and $169 million, respectively, at June 28, 2009, and $59 million and $180 million, respectively, at December 31, 2008, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). TRS has two major operating subsidiaries, one of which, Thales-Raytheon Systems Co. LLC (TRS LLC), we control and consolidate and the other one, TRS SAS, which we account for using the equity method through our investment in TRS. Our investment in TRS was $48 million and $65 million at June 28, 2009 and December 31, 2008, respectively.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At June 28, 2009 and December 31, 2008, we had an estimated liability of $2 million related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and other contractual obligations described above. At June 28, 2009, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at June 28, 2009.

Also included in guarantees and letters of credit described above were $13 million and $6 million at June 28, 2009, respectively, and $86 million and $6 million at December 31, 2008, respectively, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At June 28, 2009 and December 31, 2008, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $154 million relating to 123 aircraft and approximately $170 million relating to 127 aircraft, respectively. The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, we evaluate many factors, including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and deteriorating economic conditions have reduced the number of potential buyers who are able to obtain financing and negatively impacted the ability of existing note holders to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

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

We are currently conducting a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we have identified several possible areas of concern relating to payments made in connection with certain international operations related to a jurisdiction where we do business. We have voluntarily contacted the Securities and Exchange Commission and the Department of Justice to advise both agencies that an internal review is underway. Because the internal review is ongoing, we cannot predict the ultimate consequences of the review. Based on the information available to date, we do not believe that the results of this review will have a material adverse effect on our financial condition, results of operations or liquidity.

Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material affect on our financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material affect on our financial position, results of operations or liquidity.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an affect on our financial position, results of operations or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates.

We meet our working capital requirements with a combination of variable-rate short-term and fixed-rate long-term financing. We periodically enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. We also enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors and customer receipts. The market-risk sensitive instruments we use for hedging are directly related to a particular asset, liability or transaction for which commitments are in place.

The following tables provide information as of June 28, 2009 and December 31, 2008 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. For forward currency exchange contracts, the table presents notional principal amounts by contractual maturity dates.

The interest rate swap agreements were terminated during the three months ended March 29, 2009.

As of June 28, 2009

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$453	$333	$345	$1,158	$2,289	$2,514
Average interest rate	—%	—%	4.85%	5.50%	5.38%	6.84%	6.03%

As of December 31, 2008
Principal Payments and Interest Rate Detail by Contractual Maturity Dates
(In millions, except percentages)
Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$453	$333	$345	$1,158	$2,289	$2,493
Average interest rate	—%	—%	4.85%	5.50%	5.38%	6.84%	6.03%

As of December 31, 2008
Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates
(In millions, except percentages)
Interest Rate Swaps	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed to variable	$—	$—	$250	$—	$325	$—	$575	$48
Average variable rate paid	—%	—%	1.50%	—%	2.10%	—%	1.84%
Average fixed receive rate	—%	—%	4.09%	—%	4.80%	—%	4.49%

Our foreign currency contracts consisted of the following major currencies at:

	June 28, 2009		December 31, 2008
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$461	$517	$382	$489
Canadian Dollars	247	45	189	27
Australian Dollars	70	5	98	8
Euro Currency Units	66	7	87	1
All other	78	29	48	32

Total	$922	$603	$804	$557

Unrealized gains of $82 million and $81 million were included in non-current assets and unrealized losses of $56 million and $107 million were included in current liabilities at June 28, 2009 and December 31, 2008, respectively. For foreign currency forward contracts designated and qualified for hedge accounting, we record the effective portion of the gain or loss on the derivative in Accumulated other comprehensive loss, net of tax. Gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of June 28, 2009.

Conclusion of Evaluation

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 28, 2009 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are currently conducting a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we have identified several possible areas of concern relating to payments made in connection with certain international operations related to a jurisdiction where we do business. We have voluntarily contacted the Securities and Exchange Commission and the Department of Justice to advise both agencies that an internal review is underway. Because the internal review is ongoing, we cannot predict the ultimate consequences of the review. Based on the information available to date, we do not believe that the results of this review will have a material adverse effect on our financial condition, results of operations or liquidity.

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. We accrued all appropriate costs we expect to incur in connection therewith. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, we do not expect any additional liability to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations can be found in “Environmental Regulation” within Item 1, Item 1A. “Risk Factors,” and “Commitments and Contingencies” within Item 7 of our Form 10-K for the year ended December 31, 2008 and “Note 10: Commitments and Contingencies” within this Form 10-Q.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
April (March 30—April 26, 2009)	2,075	$42.07	—	$1.8 billion
May (April 27—May 24, 2009)	3,462,995	$46.64	3,022,669	$1.6 billion
June (May 25—June 28, 2009)	3,563,097	$44.71	3,561,666	$1.5 billion

Total	7,028,167	$45.66	6,584,335

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the second quarter of 2009 includes: (i) the surrender by employees of 492,014 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees and (ii) the surrender by employees of 184 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options.
(2)	In October 2008, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. Repurchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 Annual Meeting of Stockholders was held on May 28, 2009. A total of 345,468,330 shares of our common stock were present or represented by proxy at the meeting, representing approximately 88% of the shares outstanding as of April 3, 2009, the record date for the meeting. There was no solicitation in opposition to our Board of Directors’ nominees as listed in our proxy statement. Under Delaware law, an abstention generally has the effect of a vote against a shareholder proposal. For more information on the votes required to take the following stockholder actions, see our proxy statement.

At the Annual Meeting, our stockholders took the following actions:

1.	Elected the following directors for one-year terms of office expiring at our 2010 Annual Meeting of Stockholders:

Name	For	Against	Abstain
Vernon E. Clark	278,359,356	64,981,678	2,127,296
John M. Deutch	312,755,802	30,582,795	2,129,733
Frederic M. Poses	277,590,135	65,707,245	2,170,950
Michael C. Ruettgers	338,724,421	4,534,852	2,209,057
Ronald L. Skates	335,908,148	7,400,213	2,159,969
William R. Spivey	275,007,777	68,317,485	2,143,068
Linda G. Stuntz	328,324,282	14,997,275	2,146,773
William H. Swanson	338,395,775	5,166,850	1,905,705

2.	Approved the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors.

For	337,075,101
Against	7,063,053
Abstain	1,330,176

3.	Rejected a stockholder proposal regarding an advisory vote on executive compensation, as described in our proxy statement.

For	147,648,553
Against	149,329,209
Abstain	11,287,897
Broker Non-Votes	37,202,671

4.	Approved a stockholder proposal regarding special stockholder meetings, as described in our proxy statement.

For	176,203,579
Against	129,798,138
Abstain	2,263,942
Broker Non-Votes	37,202,671

5.	Rejected a stockholder proposal regarding cumulative voting, as described in our proxy statement.

For	104,596,099
Against	201,294,342
Abstain	2,375,218
Broker Non-Votes	37,202,671

6.	Rejected a stockholder proposal regarding the adoption of health care reform principles, as described in our proxy statement.

For	16,104,985
Against	243,263,714
Abstain	48,896,960
Broker Non-Votes	37,202,671

7.	Rejected a stockholder proposal regarding stockholder approval of supplemental executive retirement plans, as described in our proxy statement.

For	124,942,633
Against	181,525,954
Abstain	1,797,072
Broker Non-Votes	37,202,671

ITEM 6.	EXHIBITS

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

101

The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President and Chief Accounting Officer
Principal Accounting Officer

July 23, 2009