Form 10-Q
period 2009-09-27
RAYTHEON CO/
filed 2009-10-22
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Number of shares of common stock outstanding as of October 14, 2009 was 383,217,000

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements including information regarding our 2009 financial outlook, future plans, objectives, business prospects, the impact of certain liabilities, the impact of changes in accounting treatment, the outcome of certain litigation and audits and investigations, sufficiency of capital, and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “outlook” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, except per share amounts)	Sept. 27, 2009	Dec. 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$2,442	$2,259
Accounts receivable, net	105	105
Contracts in process	4,207	3,793
Inventories	317	325
Current tax asset	—	441
Deferred taxes	382	395
Prepaid expenses and other current assets	96	99

Total current assets	7,549	7,417
Property, plant and equipment, net	1,945	2,024
Deferred taxes	445	735
Prepaid retiree benefits	66	56
Goodwill	11,668	11,662
Other assets, net	1,207	1,240

Total assets	$22,880	$23,134

LIABILITIES AND EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$2,002	$1,970
Accounts payable	1,266	1,201
Accrued employee compensation	914	913
Other accrued expenses	988	1,065

Total current liabilities	5,170	5,149
Accrued retiree benefits and other long-term liabilities	5,778	6,488
Long-term debt	2,293	2,309
Commitments and contingencies (Note 10)
Equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 383 shares and 400 shares outstanding at September 27, 2009 and December 31, 2008, respectively, after deducting 101 treasury shares and 81 treasury shares at September 27, 2009 and December 31, 2008, respectively	4	4
Additional paid-in capital	10,929	10,873
Accumulated other comprehensive loss	(4,967)	(5,182)
Treasury stock, at cost	(5,145)	(4,254)
Retained earnings	8,714	7,646

Total Raytheon Company stockholders’ equity	9,535	9,087
Noncontrolling interest in subsidiaries	104	101

Total equity	9,639	9,188

Total liabilities and equity	$22,880	$23,134

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Net sales	$6,205	$5,864	$18,214	$17,088
Operating expenses
Cost of sales	4,894	4,664	14,430	13,586
Administrative and selling expenses	401	380	1,135	1,156
Research and development expenses	145	130	407	379

Total operating expenses	5,440	5,174	15,972	15,121

Operating income	765	690	2,242	1,967

Interest expense	32	29	95	97
Interest income	(4)	(16)	(11)	(56)
Other (income) expense, net	(10)	18	(18)	21

Non-operating expense, net	18	31	66	62

Income from continuing operations before taxes	747	659	2,176	1,905
Federal and foreign income taxes	248	222	716	635

Income from continuing operations	499	437	1,460	1,270
(Loss) income from discontinued operations, net of tax	(1)	—	(1)	(2)

Net income	498	437	1,459	1,268
Less: Net income attributable to noncontrolling interests	8	10	28	17

Net income attributable to Raytheon Company	$490	$427	$1,431	$1,251

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.27	$1.03	$3.64	$2.99
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income	1.26	1.03	3.64	2.98

Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.25	$1.01	$3.60	$2.92
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income	1.25	1.00	3.59	2.91

Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$491	$427	$1,432	$1,253
(Loss) income from discontinued operations	(1)	—	(1)	(2)

Net income	$490	$427	$1,431	$1,251

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008
Cash flows from operating activities
Net income	$1,459	$1,268
Loss from discontinued operations, net of tax	1	2

Income from continuing operations	1,460	1,270
Adjustments to reconcile to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	295	288
Stock-based compensation	92	89
Deferred income taxes	231	52
Collection of financing receivables	28	46
Tax benefit from stock-based awards	(6)	(50)
Changes in assets and liabilities
Accounts receivable, net	—	(3)
Contracts in process and advance payments and billings in excess of costs incurred	(280)	(487)
Inventories	13	34
Prepaid expenses and other current assets	(19)	76
Accounts payable	71	53
Income taxes receivable / payable	487	264
Accrued employee compensation	5	(67)
Other accrued expenses	(15)	12
Pension and other, net	(690)	15

Net cash provided by operating activities from continuing operations	1,672	1,592
Net cash used in operating activities from discontinued operations	(16)	(21)

Net cash provided by operating activities	1,656	1,571

Cash flows from investing activities
Additions to property, plant and equipment	(138)	(167)
Proceeds from sales of property, plant and equipment	1	7
Additions to capitalized expenditures for internal use software	(49)	(58)
Proceeds from sale of discontinued operation, net	—	9
Payments for purchases of acquired companies, net of cash received	—	(54)
Change in other assets	(10)	—

Net cash used in investing activities	(196)	(263)

Cash flows from financing activities
Dividends paid	(355)	(344)
Repurchases of common stock	(900)	(1,020)
Activity under common stock plans	(20)	112
Tax benefit from stock-based awards	6	50
Other	(8)	—

Net cash used in financing activities	(1,277)	(1,202)

Net increase in cash and cash equivalents	183	106
Cash and cash equivalents at beginning of the year	2,259	2,655

Cash and cash equivalents at end of period	$2,442	$2,761

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements (Financial Statements) of Raytheon Company on the same basis as our annual audited Financial Statements, except for the adoption of new accounting standards in the first nine months of 2009 related to the following:

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

Our 2008 annual audited financial statements included the January 1, 2008 adoption of accounting standards related to the accounting for deferred compensation and postretirement aspects of endorsement split-dollar life insurance agreements and the accounting for collateral assignment split-dollar life insurance arrangements.

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

We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on October 22, 2009.

2. Inventories

Inventories consisted of the following at:

(In millions)	Sept. 27, 2009	Dec. 31, 2008
Materials and purchased parts	$57	$56
Work in process	226	224
Finished goods	34	45

Total	$317	$325

We capitalize costs incurred in advance of contract award or funding in Inventories if we determine the contract award or funding is probable. These precontract costs exclude any start-up costs. We included capitalized precontract and other deferred costs of $61 million and $85 million in Inventories as work in process at September 27, 2009 and December 31, 2008, respectively.

3. Product Warranty

We provide product warranties in conjunction with certain product sales where revenue is recognized upon delivery.

Activity related to warranty accruals was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Balance at beginning of period	$38	$44	$39	$47
Provisions for warranties	4	1	10	5
Warranty services provided	(3)	(4)	(10)	(11)

Balance at end of period	$39	$41	$39	$41

We account for costs incurred under warranty provisions performed under long-term contracts as contract costs using the cost-to-cost measure of progress, as the estimation of these costs is an integral part of the pricing determination on these long-term contracts, and exclude these costs from the table above.

4. Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (QSPE). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and will not have a material effect on our financial position, results of operations or liquidity.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and will not have a material effect on our financial position, results of operations or liquidity.

5. Acquisitions

In the three months ended September 27, 2009, we entered into an agreement to acquire BBN Technologies, which will be part of our Network Centric Systems segment, for a total purchase price of approximately $350 million, subject to purchase price adjustments. The amount is also exclusive of retention and management incentive payments. The acquisition is expected to be completed in the three months ended December 31, 2009.

In the nine months ended September 28, 2008, we acquired Telemus Solutions, Inc. and SI Government Solutions at our Intelligence and Information Systems segment, for $52 million in cash. We recorded $9 million of intangible assets primarily related to intellectual property, and $39 million of goodwill in connection with these acquisitions.

6. Discontinued Operations

Results from discontinued operations were as follows:

	Three Months Ended
	Pretax Income (Loss)		After-tax Income (Loss)
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Raytheon Aircraft	$2	$1	$1	$—
Flight Options	(1)	—	(1)	—
Other Discontinued Operations	(1)	(2)	(1)	—

Total	$—	$(1)	$(1)	$—

	Nine Months Ended
	Pretax Income (Loss)		After-tax Income (Loss)
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Raytheon Aircraft	$5	$1	$5	$—
Flight Options	(1)	—	(1)	—
Other Discontinued Operations	(5)	(5)	(5)	(2)

Total	$(1)	$(4)	$(1)	$(2)

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (Flight Options) businesses. As a result, we present Raytheon Aircraft, Flight Options and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. All residual activity relating to our disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of these disposed businesses. At September 27, 2009 and December 31, 2008, we had $70 million and $71 million, respectively, in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At September 27, 2009 and December 31, 2008, we had $63 million and $77 million of liabilities, respectively, primarily in current liabilities related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

7. Noncontrolling Interests

On January 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests. In accordance with the accounting standard, we changed the accounting and reporting for our minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of Equity in our consolidated balance sheet. Our consolidated statements of operations include Net income, which represents Net income attributable to Raytheon Company and Net income attributable to noncontrolling interests, as well as a new line item titled Net income attributable to Raytheon Company, which is the equivalent of the prior Net income line item. The accounting standard requires enhanced disclosures to clearly distinguish between our interests and the interests of noncontrolling owners. Our primary noncontrolling interest relates to Thales-Raytheon Systems Co. LLC (TRS LLC), which we control and consolidate, and is a component in computing the operating results of our Network Centric Systems segment (NCS). The adoption of this accounting standard resulted in an increase in NCS’ Operating income by $8 million and $9 million for the three months ended September 27, 2009 and September 28, 2008, respectively, and by $28 million and $16 million for the nine months ended September 27, 2009 and September 28, 2008, respectively. This increase in Operating income also resulted in a corresponding increase in NCS’ operating margin of 0.7% and 0.8% for the three months ended September 27, 2009 and September 28, 2008, respectively, and 0.8% and 0.5% for the nine months ended September 27, 2009 and September 28, 2008, respectively.

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

8. Fair Value Measurements

The estimated fair value of certain financial instruments, including cash, cash equivalents and short-term debt approximates their carrying value due to their short maturities and varying interest rates. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of Long-term debt of $2.3 billion at September 27, 2009 and December 31, 2008 was recorded at amortized cost. The estimated fair value of Long-term debt of approximately $2.6 billion and approximately $2.5 billion at September 27, 2009 and December 31, 2008, respectively, was based on quoted market prices.

On January 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The accounting standard for those assets and liabilities did not have a material impact on our financial position, results of operations or liquidity. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of September 27, 2009.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are investments in marketable securities held in Rabbi Trusts that we use to pay benefits under certain of our non-qualified deferred compensation plans which we include in Other assets, net. Our Level 1 liabilities include our obligations to pay certain non-qualified deferred compensation plan benefits which we include in Accrued retiree benefits and other long-term liabilities. Under these non-qualified deferred compensation plans, participants designate investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts. We also include foreign exchange forward contracts that we trade in an active exchange market in our Level 1 assets and liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that we corroborate with observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets were interest rate swaps whose fair value we determined using a pricing model predicated upon observable market inputs. We terminated our interest rate swaps in the three months ended March 29, 2009.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. Our Level 3 asset relates to our subordinated retained interest in general aviation finance receivables (Subordinated Retained Interest) that we sold in previous years, for which the underlying aircraft serve as collateral. We estimate the fair value for this asset based on the present value of the future expected cash flows using certain unobservable inputs, including the collection periods for the underlying receivables and a credit-adjusted rate of 5.3% at September 27, 2009 and 4.4% at December 31, 2008. These unobservable inputs reflect our suppositions about the assumptions market participants would use in pricing this asset.

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at:

(In millions)	Level 1	Level 2	Level 3	Balances at Sept. 27, 2009
Assets
Marketable securities	$279	$—	$—	$279
Foreign exchange forward contracts	92	—	—	92
Subordinated Retained Interest	—	—	66	66
Liabilities
Deferred compensation	181	—	—	181
Foreign exchange forward contracts	41	—	—	41

(In millions)	Level 1	Level 2	Level 3	Balances at Dec. 31, 2008
Assets
Marketable securities	$220	$—	$—	$220
Foreign exchange forward contracts	81	—	—	81
Subordinated Retained Interest	—	—	66	66
Interest rate swaps	—	48	—	48
Liabilities
Deferred compensation	150	—	—	150
Foreign exchange forward contracts	107	—	—	107

Activity related to our Subordinated Retained Interest, which is reflected in discontinued operations, was as follows:

	Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008
Balance at beginning of period	$66	$63
Total gains (realized/unrealized)
Included in (Loss) income from discontinued operations	1	3
Included in Other comprehensive (loss) income	(1)	1

Balance at end of period	$66	$67

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

Cash flow hedges - We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors, and customer receipts. Our foreign currency hedges are transaction driven and directly relate to a particular asset, liability or transaction for which commitments are in place. For foreign currency forward contracts designated and qualified for cash flow hedge accounting, we record the effective portion of the gain or loss on the derivative in Accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. We expect approximately $21 million of after-tax net unrealized gains, included in Accumulated other comprehensive loss at September 27, 2009, to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting, or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized currently in earnings.

The fair value amounts in our consolidated balance sheet at September 27, 2009, related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$77	Other accrued expenses	$28
Derivatives not designated as hedging instruments	Other assets, net	15	Other accrued expenses	13

Total		$92		$41

The pretax derivative gains and losses in our consolidated statement of operations for the three months ended September 27, 2009, related to our foreign currency forward contracts were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Loss		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts	$21	Net sales	$—	Cost of sales	$—
		Cost of sales	4

Derivatives Not Designated as Hedging Instruments				Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts				Cost of sales	$13

The pretax derivative gains and losses in our consolidated statement of operations for the nine months ended September 27, 2009, related to our foreign currency forward contracts were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Loss		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts	$57	Net sales	$(7)	Cost of sales	$—
		Cost of sales	(14)

Derivatives Not Designated as Hedging Instruments				Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts				Cost of sales	$5

The notional amounts of outstanding foreign exchange forward contracts consisted of the following at:

	Sept. 27, 2009		Dec. 31, 2008
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$486	$535	$382	$489
Canadian Dollars	208	43	189	27
Euro Currency Units	140	2	87	1
Australian Dollars	67	8	98	8
All other	83	24	48	32

Total	$984	$612	$804	$557

Buy amounts represent the U.S. Dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. Dollar equivalent of commitments to sell foreign currencies. We have converted foreign exchange contracts that do not involve U.S. Dollars to U.S. Dollars for disclosure purposes.

Our foreign exchange forward contracts contain offset, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 27, 2009, these netting provisions effectively reduced our exposure to approximately $52 million, which is spread across several counterparties.

Fair value hedges - We periodically enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. The $575 million notional value of the interest rate swaps that was outstanding at December 31, 2008 effectively converted $250 million of our 4.85% Notes due 2011 and $325 million of our 5.375% Notes due 2013 to variable-rate debt based on the six-month LIBOR. We terminated these interest rate swaps in the first quarter of 2009, and collected cash of $37 million related to the early termination. We will include the amortization of the $37 million gain in Interest expense over the remaining life of the related debt. In the three and nine months ended September 27, 2009, we recorded $3 million and $8 million, respectively, related to the amortization of the gain on the termination of our interest rate swaps. There were no interest rate swaps outstanding at September 27, 2009.

10. Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs was $200 million and $157 million at September 27, 2009 and December 31, 2008, respectively. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at September 27, 2009 to be $135 million before U.S. Government recovery and had this amount accrued. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at December 31, 2008 to be $105 million before U.S. Government recovery and had this amount accrued. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we recorded $97 million and $69 million in Contracts in process through September 27, 2009 and December 31, 2008, respectively, for the estimated future recovery of these costs from the U.S. Government. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; as a result, we generally do not reflect the provision for these costs in our Financial Statements. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $225 million, $953 million and $107 million of these guarantees, letters of credit and surety bonds, respectively, for which there were stated values, were outstanding at September 27, 2009, and $281 million, $1,012 million and $111 million, respectively, were outstanding at December 31, 2008. These instruments expire on various dates through 2016. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit described above were $76 million and $172 million, respectively, at September 27, 2009, and $59 million and $180 million, respectively, at December 31, 2008, related to our joint venture in TRS.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At September 27, 2009 and December 31, 2008, we had an estimated liability of $2 million related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and other contractual obligations described above. At September 27, 2009, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 27, 2009.

Also included in guarantees and letters of credit described above were $13 million and $6 million at September 27, 2009, respectively, and $86 million and $6 million at December 31, 2008, respectively, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At September 27, 2009 and December 31, 2008, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $134 million relating to 116 aircraft and approximately $170 million relating to 127 aircraft, respectively. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing note holders to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at September 27, 2009.

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

In May 2006, international arbitration hearings commenced against us as the successor to the Hughes Electronics defense business, in connection with certain claims brought in 2004 relating to an alleged 1995 Workshare Agreement. The asserted claims involve breach of contract, intellectual property infringement and other related matters. The arbitration panel stayed further proceedings, including the issuance of the liability decision on the non-IP claims presented during the May 2006 hearing, while the parties engaged in settlement efforts. The parties were unable to conclude an enforceable settlement, and in August 2009, the panel released its liability decision, rejecting some of MBDA’s non-IP claims, while finding Raytheon liable for some other non-IP claims. We did not record any significant additional financial liability as a result of our estimate of the impact of the decision. The proceedings will now resume to determine liability for the asserted IP claims and to assess overall damages, if any. We believe that we have meritorious defenses to the remaining asserted IP claims and intend to continue to contest them vigorously; however, an adverse resolution of this matter could have a material effect on our results of operations.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

11. Stockholders’ Equity

In the nine months ended September 27, 2009 and September 28, 2008, we repurchased the following shares of our common stock under our stock repurchase programs:

	Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008
Amount of stock repurchased	$900	$1,020
Shares of stock repurchased	19.8	16.7

As of September 27, 2009, we had $1.2 billion available under our stock repurchase program.

In March 2009, our Board of Directors authorized an 11% increase to our annual dividend payout rate from $1.12 to $1.24 per share. We declared three dividends totaling $0.93 per share during the nine months ended September 27, 2009, compared to three dividends totaling $0.84 per share during the nine months ended September 28, 2008. Dividends are subject to quarterly approval by our Board of Directors.

The changes in shares of our common stock outstanding for the nine months ended September 27, 2009 were as follows:

(In millions)	Shares
Balance at December 31, 2008	400.1
Common stock plan activity	3.6
Treasury stock activity	(20.7)

Balance at September 27, 2009	383.0

Earnings Per Share (EPS)

We compute Basic EPS attributable to Raytheon Company common stockholders by dividing Income from continuing operations attributable to Raytheon Company common stockholders, Income from discontinued operations attributable to Raytheon Company common stockholders and Net income attributable to Raytheon Company, by the weighted-average common shares outstanding, including participating securities outstanding as discussed below, during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in our earnings. We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income from discontinued operations attributable to Raytheon Company common stockholders, Net income attributable to Raytheon Company, and the actual weighted-average shares and participating securities outstanding rather than the numbers presented within our consolidated statements of operations, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our consolidated statement of operations. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

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

Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally as shown in the table below.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.31	$0.28	$0.92	$0.84
Undistributed earnings	0.96	0.75	2.72	2.15

Total	$1.27	$1.03	$3.64	$2.99

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.30	$0.27	$0.91	$0.82
Undistributed earnings	0.95	0.74	2.69	2.10

Total	$1.25	$1.01	$3.60	$2.92

EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	—	—	—	(0.01)

Total	$—	$—	$—	$(0.01)

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	—	—	—	(0.01)

Total	$—	$—	$—	$(0.01)

EPS attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.31	$0.28	$0.92	$0.84
Undistributed earnings	0.95	0.75	2.72	2.14

Total	$1.26	$1.03	$3.64	$2.98

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.30	$0.27	$0.91	$0.82
Undistributed earnings	0.95	0.73	2.68	2.09

Total	$1.25	$1.00	$3.59	$2.91

The amount of Income from continuing operations attributable to participating securities was $8 million and $6 million for the three months ended September 27, 2009 and September 28, 2008, respectively, and was $21 million and $17 million for the nine months ended September 27, 2009 and September 28, 2008, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was less than $1 million for the three and nine months ended September 27, 2009 and September 28, 2008. The amount of Net income attributable to participating securities was $8 million and $6 million for the three months ended September 27, 2009 and September 28, 2008, respectively, and was $21 million and $17 million for the nine months ended September 27, 2009 and September 28, 2008, respectively.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Shares for basic EPS (including 6.0 and 5.7 participating securities for the three months ended September 27, 2009 and September 28, 2008, respectively, and 5.8 and 5.7 for the nine months ended September 27, 2009 and September 28, 2008, respectively)	388.1	415.6	393.2	419.6
Dilutive effect of stock options and LTPP	3.0	5.0	3.0	5.5
Dilutive effect of warrants	2.3	4.3	2.0	4.7

Shares for diluted EPS	393.4	424.9	398.2	429.8

Stock options to purchase the following number of shares of common stock had exercise prices that were less than the average market price of our common stock and were included in our calculations of diluted EPS:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Stock options	9.5	10.3	7.3	11.1

Stock options to purchase the following number of shares of common stock were not included in our calculations of diluted EPS, as the effect of including them would be anti-dilutive:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Stock options	—	2.5	—	2.5

In June 2006, we issued 12.0 million warrants to purchase our common stock, of which 12.0 million were outstanding at September 27, 2009 and September 28, 2008, in connection with our settlement of a class action lawsuit. We issued these warrants, expiring in 2011, with an exercise price of $37.50 per share and have included them in our calculations of diluted EPS.

Stock-based compensation plans

Restricted stock activity for the nine months ended September 27, 2009 was as follows:

(In millions)	Shares
Outstanding at December 31, 2008	5.0
Granted	2.2
Vested	(1.6)
Forfeited	(0.2)

Outstanding at September 27, 2009	5.4

During the three months ended March 29, 2009 and March 30, 2008, we issued 0.9 million shares and 0.4 million shares, respectively, of our common stock in connection with the vesting of our 2006-2008 and 2005-2007 LTPP awards. We funded the vesting of the 2006-2008 LTPP award through treasury shares. During the same periods, we also granted our 2009-2011 and 2008-2010 LTPP awards with an aggregate target award of 0.5 million and 0.4 million units, respectively.

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

Other comprehensive income (loss)

Other comprehensive income (loss) generally includes amortization of unfunded benefit obligations, foreign exchange translation adjustments and gains and losses on effective cash flow hedges. The computation of other comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Net income	$498	$437	$1,459	$1,268
Other comprehensive (loss) income, net of tax:
Amortization of unfunded pension benefit obligation	69	48	191	139
Impact to revalue unfunded projected benefit obligation	(101)	(22)	(101)	(22)
Foreign exchange translation adjustments	16	(57)	75	(37)
Cash flow hedges	11	(15)	51	(26)
Other, net	—	2	(1)	2

Total other comprehensive (loss) income, net of tax	(5)	(44)	215	56

Comprehensive income	493	393	1,674	1,324
Less: Comprehensive income attributable to noncontrolling interests	8	10	28	17

Comprehensive income attributable to Raytheon Company	$485	$383	$1,646	$1,307

12. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We also provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans.

The components of net periodic pension expense were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Service cost	$99	$93	$300	$297
Interest cost	259	254	772	762
Expected return on plan assets	(300)	(301)	(915)	(911)
Amortization of prior service cost	3	3	10	10
Recognized net actuarial loss	116	82	316	235

Net periodic pension expense	$177	$131	$483	$393

Our net periodic pension expense included expense from foreign benefit plans of $4 million and $5 million in the three months ended September 27, 2009 and September 28, 2008, respectively, and $13 million and $16 million in the nine months ended September 27, 2009 and September 28, 2008, respectively.

The components of net periodic income related to our other postretirement benefit plans were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Service cost	$2	$3	$7	$8
Interest cost	13	13	40	41
Expected return on plan assets	(8)	(11)	(23)	(33)
Amortization of transition asset	1	1	3	3
Amortization of prior service cost	(13)	(13)	(39)	(39)
Recognized net actuarial loss	1	—	4	—

Net periodic income	$(4)	$(7)	$(8)	$(20)

Long-term pension and other postretirement benefit plan liabilities were $4,690 million and $436 million, respectively, at September 27, 2009, and $5,470 million and $453 million, respectively, at December 31, 2008.

On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded benefit obligation with final census and investment valuation data for the end of the prior year. As a result of this update, in the three months ended September 27, 2009, we recorded a $172 million Pension Benefit increase and a $16 million Other Benefits decrease to the unfunded projected benefit obligation with a corresponding net after-tax increase of $101 million to Accumulated other comprehensive loss. This will change our annual FAS/CAS Pension Adjustment by $18 million of additional expense, $12 million of which was recorded in the three months and nine months ended September 27, 2009.

We make both discretionary and required contributions to our pension plans. Required contributions are primarily determined under the Employee Retirement Income Security Act (ERISA) and are affected by the actual return on plan assets and plan funded status. We made required contributions of $1,126 million and $396 million during the nine months ended September 27, 2009 and September 28, 2008, respectively, to our pension and other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the nine months ended September 27, 2009 and September 28, 2008. For the full-year 2009, we expect to make required contributions of approximately $1,155 million, $1,110 million to our pension plans and $45 million to our other postretirement benefit plans. For the full-year 2008, we made contributions of $1,174 million, including $660 million of discretionary contributions to our pension plans and $28 million to our other postretirement benefit plans. We periodically evaluate whether to make discretionary contributions. As discretionary contributions are made, a funding credit is accumulated which can be used to offset future calculated required contributions. The funding credit for our pension plans was $2.4 billion at December 31, 2008. Because our expected 2009 contributions are based on the minimum required, we do not anticipate a significant increase or decrease in our funding credit at December 31, 2009.

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

The balance of our unrecognized tax benefits at September 27, 2009 and September 28, 2008, exclusive of interest, was $420 million and $347 million, respectively, of which $321 million and $256 million, respectively, would affect our earnings if recognized.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. As a result, in the nine months ended September 27, 2009, we recorded $16 million of gross interest and penalties, $10 million net of the federal tax benefit, in tax expense. In the nine months ended September 28, 2008, we recorded $19 million of gross interest and penalties, $13 million net of the federal tax benefit, in tax expense. At September 27, 2009 and December 31, 2008, we had $112 million and $96 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $73 million and $63 million, respectively.

A rollforward of our unrecognized tax benefits was as follows:

	Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008
Unrecognized tax benefits at beginning of period	$415	$342
Additional tax liability based on prior year tax position	5	5

Unrecognized tax benefits at end of period	$420	$347

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

We generally account for our state income tax expense as a deferred contract cost, as we can generally recover these costs through the pricing of our products and services to the U.S. Government. We include this deferred contract cost in Contracts in process until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. State income taxes allocated to our contracts were $12 million and $30 million in the three months ended September 27, 2009 and September 28, 2008, respectively, and $42 million and $92 million in the nine months ended September 27, 2009 and September 28, 2008, respectively. We include state income taxes allocated to our contracts in Administrative and selling expenses.

During the nine months ended September 27, 2009, we received federal tax refunds totaling $350 million and utilized $69 million of overpayment credits.

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

In addition, as discussed in Note 7, Noncontrolling Interests, on January 1, 2009, we adopted a newly issued accounting standard for noncontrolling interests. The adoption of this accounting standard resulted in an increase in NCS’ Operating income by $8 million and $9 million for the three months ended September 27, 2009 and September 28, 2008, respectively, and by $28 million and $16 million for the nine months ended September 27, 2009 and September 28, 2008, respectively. This increase in Operating income also resulted in a corresponding increase in NCS’ operating margin of 0.7% and 0.8% for the three months ended September 27, 2009 and September 28, 2008, respectively, and 0.8% and 0.5% for the nine months ended September 27, 2009 and September 28, 2008, respectively. The effects of the adoption of this accounting standard have been reflected below in the results for NCS.

	Three Months Ended		Nine Months Ended
Net Sales (In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Integrated Defense Systems	$1,387	$1,276	$3,984	$3,725
Intelligence and Information Systems	805	801	2,401	2,322
Missile Systems	1,396	1,360	4,148	4,042
Network Centric Systems	1,212	1,145	3,563	3,385
Space and Airborne Systems	1,134	1,065	3,316	3,114
Technical Services	797	689	2,273	1,857
Corporate and Eliminations	(526)	(472)	(1,471)	(1,357)

Total	$6,205	$5,864	$18,214	$17,088

	Three Months Ended		Nine Months Ended
Intersegment Sales (In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Integrated Defense Systems	$29	$45	$102	$119
Intelligence and Information Systems	5	4	14	15
Missile Systems	34	5	42	20
Network Centric Systems	128	92	363	288
Space and Airborne Systems	155	158	467	436
Technical Services	183	180	507	509

Total	$534	$484	$1,495	$1,387

	Three Months Ended		Nine Months Ended
Operating Income (In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Integrated Defense Systems	$217	$206	$610	$626
Intelligence and Information Systems	68	67	195	186
Missile Systems	145	145	450	442
Network Centric Systems	172	152	505	427
Space and Airborne Systems	159	144	473	402
Technical Services	60	45	157	125
FAS/CAS Pension Adjustment	(1)	(26)	21	(93)
Corporate and Eliminations	(55)	(43)	(169)	(148)

Total	$765	$690	$2,242	$1,967

The components of Operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Intersegment profit eliminations	$(47)	$(41)	$(125)	$(119)
Corporate	(8)	(2)	(44)	(29)

Total	$(55)	$(43)	$(169)	$(148)

The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results above, represents the difference between our pension expense or income under financial accounting standards (FAS) in accordance with GAAP and our pension expense under U.S. Government cost accounting standards (CAS). GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements for pension plans that we determine by other factors. CAS prescribes the allocation to and recovery of pension costs on U.S. Government contracts and is a major factor in determining our pension funding requirements. The results of each segment only include pension expense as determined under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

	Three Months Ended		Nine Months Ended
Intersegment Operating Income (In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Integrated Defense Systems	$2	$2	$6	$7
Intelligence and Information Systems	—	1	1	2
Missile Systems	3	—	4	1
Network Centric Systems	11	7	31	23
Space and Airborne Systems	14	15	39	40
Technical Services	17	16	44	46

Total	$47	$41	$125	$119

Identifiable Assets (In millions)			Sept. 27, 2009	Dec. 31, 2008
Integrated Defense Systems			$1,801	$1,858
Intelligence and Information Systems			2,426	2,293
Missile Systems			4,860	4,824
Network Centric Systems			3,762	3,769
Space and Airborne Systems			4,225	4,259
Technical Services			1,329	1,358
Corporate			4,477	4,773

Total			$22,880	$23,134

With respect to the unaudited consolidated financial information of Raytheon Company for the three and nine months ended September 27, 2009 and September 28, 2008, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 22, 2009, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of September 27, 2009, and the related consolidated statements of operations for the three month and nine month periods ended September 27, 2009 and September 28, 2008 and the consolidated statements of cash flows for the nine month periods ended September 27, 2009 and September 28, 2008. This interim financial information is the responsibility of the Company’s management.

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

As discussed in Note 7 to the consolidated financial statements, in the nine month period ended September 27, 2009, the Company changed the manner in which it accounts for, and discloses, noncontrolling interests. Also as discussed in Note 1, in the nine month period ended September 27, 2009, the Company changed the manner in which it accounts for business combinations. Also as discussed in Note 11, in the nine month period ended September 27, 2009, the Company changed the manner in which it calculates earnings per share. As discussed in Note 1 to the consolidated financial statements, in the nine month period ended September 28, 2008, the Company changed the manner in which it accounts for obligations associated with certain life insurance arrangements.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 7 to the accompanying consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in the nine month period ended September 27, 2009. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
October 22, 2009

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

Consolidated Results of Operations

As discussed in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may cause the number of workdays in the current and comparable prior interim period to differ and could affect period-to-period comparisons. There were 63 workdays in the third quarters of 2009 and 2008 and 188 workdays in the first nine months of 2009 compared to 190 workdays in the first nine months of 2008. The following discussions of comparative results among periods should be viewed in this context.

As discussed in Note 1, Basis of Presentation, we prepared the accompanying Financial Statements of Raytheon Company on the same basis as our annual audited Financial Statements, except for the adoption of new accounting standards in the first nine months of 2009 related to the following:

•	Noncontrolling interests as discussed in Item 1, Note 7;

•	Fair value measurements as discussed in Item 1, Note 8;

•	Disclosure of derivative instruments and hedging activities as discussed in Item 1, Note 9;

•	The earnings per share (EPS) impact of instruments granted in share-based payment transactions as discussed in Item 1, Note 11; and

•	Business combinations, which we will apply prospectively to business combinations with acquisition dates after January 1, 2009.

Our 2008 annual audited financial statements included the January 1, 2008 adoption of accounting standards related to the accounting for deferred compensation and postretirement aspects of endorsement split-dollar life insurance agreements and the accounting for collateral assignment split-dollar life insurance arrangements.

Selected consolidated results were as follows:

	Three Months Ended		% of Net Sales
(In millions, except percentages)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Net sales	$6,205	$5,864
Cost of sales	4,894	4,664	78.9%	79.5%
Administrative and selling expenses	401	380	6.5	6.5
Research and development expenses	145	130	2.3	2.2
Total operating expenses	5,440	5,174	87.7	88.2
Operating income	765	690	12.3	11.8
Interest expense	32	29	0.5	0.5
Interest income	(4)	(16)	(0.1)	(0.3)
Other (income) expense, net	(10)	18	(0.2)	0.3
Federal and foreign income taxes	248	222	4.0	3.8
Income from continuing operations	499	437	8.0	7.5
(Loss) income from discontinued operations, net of tax	(1)	—	—	—
Net income	498	437	8.0	7.5
Less: Net income attributable to noncontrolling interests	8	10	0.1	0.2
Net income attributable to Raytheon Company	490	427	7.9	7.3

	Nine Months Ended		% of Net Sales
(In millions, except percentages)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Net sales	$18,214	$17,088
Cost of sales	14,430	13,586	79.2%	79.5%
Administrative and selling expenses	1,135	1,156	6.2	6.8
Research and development expenses	407	379	2.2	2.2
Total operating expenses	15,972	15,121	87.7	88.5
Operating income	2,242	1,967	12.3	11.5
Interest expense	95	97	0.5	0.6
Interest income	(11)	(56)	(0.1)	(0.3)
Other (income) expense, net	(18)	21	(0.1)	0.1
Federal and foreign income taxes	716	635	3.9	3.7
Income from continuing operations	1,460	1,270	8.0	7.4
(Loss) income from discontinued operations, net of tax	(1)	(2)	—	—
Net income	1,459	1,268	8.0	7.4
Less: Net income attributable to noncontrolling interests	28	17	0.2	0.1
Net income attributable to Raytheon Company	1,431	1,251	7.9	7.3

The increase in Net sales of $341 million in the third quarter of 2009 was primarily due to higher external sales of $127 million at IDS, $105 million at TS and $72 million at SAS. The increase in IDS external sales was primarily due to higher Net sales principally from volume on an international Patriot program as discussed below in IDS segment results. The increase in external sales at TS was primarily due to higher Net sales principally from higher volume on training programs as discussed below in TS segment results. The increase in external sales at SAS was primarily due to higher Net sales principally from higher volume on classified business as discussed below in SAS segment results. Net sales to the U.S. Department of Defense (DoD) were 85% of total Net sales in the third quarter of 2009 compared to 83% of total Net sales in the third quarter of 2008, and Net sales to the U.S. Government were 90% of total Net sales in the third quarter of 2009 compared to 87% of total Net sales in the third quarter of 2008. Included in U.S. Government sales were foreign military sales of $690 million and $494 million in the third quarters of 2009 and 2008, respectively. Total international sales, including foreign military sales, were $1,360 million or 22% of total Net sales in the third quarter of 2009 compared to $1,175 million or 20% of total Net sales in the third quarter of 2008.

The increase in Net sales of $1,126 million in the first nine months of 2009 was primarily due to higher external sales of $418 million at TS, $276 million at IDS and $171 million at SAS. The increase in external sales at TS was primarily due to higher Net sales principally from higher volume on training programs as discussed below in TS segment results. The increase in IDS external sales was primarily due to higher Net sales principally from higher volume on Patriot programs as discussed below in IDS segment results. The increase in external sales at SAS was primarily due to higher Net sales principally from higher volume on classified business and certain international airborne tactical radar programs as discussed below in SAS segment results. Net sales to the DoD were 85% of total Net sales in the first nine months of 2009 compared to 83% of total Net sales in the first nine months of 2008, and Net sales to the U.S. Government were 89% of total Net sales in the first nine months of 2009 compared to 87% of total Net sales in the first nine months of 2008. Included in U.S. Government sales were foreign military sales of $1,884 million and $1,341 million in the first nine months of 2009 and 2008, respectively. Total international sales, including foreign military sales, were $3,753 million or 21% of total Net sales in the first nine months of 2009 compared to $3,341 million or 20% of total Net sales in the first nine months of 2008.

Cost of sales increased $230 million in the third quarter of 2009 due to $255 million of increased costs, the primary drivers of which are discussed above in Net sales and in Segment Results below, offset by lower expense of $25 million related to the FAS/CAS Pension Adjustment. The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results, represents the difference between our pension expense or income under financial accounting standards (FAS) in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and our pension expense under U.S. Government cost accounting standards (CAS). The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government. The FAS/CAS Pension Adjustment was $1 million of expense compared to $26 million of expense in the third quarter of 2009 and 2008, respectively. For more information on the FAS/CAS Pension Adjustment, see our discussion below in Segment Results.

Cost of sales increased $844 million in the first nine months of 2009 due to $958 million of increased costs, the primary drivers of which are discussed above in Net sales and in Segment Results below, offset by lower expense of $114 million related to the FAS/CAS Pension Adjustment. The FAS/CAS Pension Adjustment was $21 million of income compared to $93 million of expense in the first nine months of 2009 and 2008, respectively.

Total operating expenses increased $266 million in the third quarter of 2009 due to $291 million of increased costs, the primary drivers of which are discussed above in Net sales and in Segment Results below, offset by lower expense of $25 million related to the FAS/CAS Pension Adjustment. Total operating expenses increased $851 million in the first nine months of 2009 due to $965 million of increased cost, the primary drivers of which are discussed above in Net sales and Segment Results below, offset by lower expense of $114 million related to the FAS/CAS Pension Adjustment.

In accordance with GAAP, pension and other postretirement benefit assets and liabilities are valued annually at the end of the year for purposes of determining funded status and future year pension expense. Our long-term return on assets and discount rate assumptions are key variables in making such determinations and are discussed in more detail under “Critical Accounting Estimates” within Item 7 of our Form 10-K for the year ended December 31, 2008. The pro-rated return on assets through September 27, 2009 was above our annual return assumption of 8.75% at December 31, 2008. If the actual rate of return on plan assets were to be above our assumed rate of return through December 31, 2009, it would positively impact our funded status at year-end and decrease pension expense in future years. If the actual rate of return on plan assets were to be below our assumed 8.75% rate of return through December 31, 2009, it would negatively impact our funded status at year-end and increase pension expense in future years. The corporate bond yield environment as of September 27, 2009 was below our discount rate assumption of 6.5% at December 31, 2008. If the actual bond yield environment were to be below our assumed rate through December 31, 2009, it may result in a lower discount rate than our discount rate assumption at December 31, 2008 and negatively impact our funded status at year-end. If the actual bond yield environment were to be above our assumed rate through December 31, 2009, it may result in a higher discount rate than our discount rate assumption of 6.5% at December 31, 2008 and positively impact our funded status at year-end. The ultimate impact on our future pension expense and funded status will be based upon market conditions in effect when we perform our annual valuation for the December 31, 2009 financial statements.

Operating income increased by $75 million in the third quarter of 2009 driven primarily by increased volume, which had an impact of $41 million, and lower expense of $25 million related to the FAS/CAS Pension Adjustment. Operating income increased by $275 million in the first nine months of 2009 driven primarily by increased volume, which had an impact of $132 million, and lower expense of $114 million related to the FAS/CAS Pension Adjustment. See additional drivers of individual business operating income and related margin in Segment Results below.

The decrease in Interest income in the third quarter and the first nine months of 2009 compared to the third quarter and the first nine months of 2008 was primarily due to a decrease in interest rates driven by a shift in our strategy to invest more of our cash in U.S. Treasury bills.

The increases of $28 million and $39 million, respectively, in Other (income) expense, net, in the third quarter and the first nine months of 2009 were primarily due to gains on investments held in Rabbi Trusts associated with certain of our non-qualified deferred compensation plans.

The effective tax rate from continuing operations was 33.2% and 33.7% in the third quarter of 2009 and 2008, respectively. The effective tax rate in the third quarter of 2009 was 0.5% lower than the third quarter of 2008 primarily due to the research and development tax credit which was not reinstated until the fourth quarter of 2008 and various non-deductible expenses. The effective tax rate from continuing operations was 32.9% and 33.3% in the first nine months of 2009 and 2008, respectively. The effective tax rate in the first nine months of 2009 was 0.4% lower than the first nine months of 2008 primarily due to the research and development tax credit, partially offset by tax benefits related to certain refund claims. The effective tax rate in the third quarter of 2009 and the first nine months of 2009 was lower than the U.S. statutory tax rate due to various permanent differences between book and tax reporting, including manufacturing tax benefits, the research and development tax credit and certain dividend deductions, partially offset by various non-deductible expenses. The effective tax rate in the third quarter of 2008 was lower than the U.S. statutory tax rate due to manufacturing tax benefits and certain dividend deductions, partially offset by various non-deductible expenses. The effective tax rate in the first nine months of 2008 was lower than the U.S. statutory tax rate due to manufacturing tax benefits, certain dividend deductions and tax benefits related to certain refund claims, partially offset by various non-deductible expenses.

Income from continuing operations was $499 million and $1.25 per diluted share on 393.4 million average diluted shares outstanding in the third quarter of 2009 compared to $437 million and $1.01 per diluted share on 424.9 million average diluted shares outstanding in the third quarter of 2008. The increase in Income from continuing operations of $62 million in the third quarter of 2009 compared to the third quarter of 2008 was due to $75 million of operating income, as discussed above, and higher Other (income) expense, net of $28 million as discussed above. These were partially offset by $26 million of higher taxes related primarily to our higher income and higher interest expense net of interest income of $15 million. The decrease in average diluted shares outstanding was primarily due to the repurchase of 33.8 million shares in the twelve months ended September 27, 2009.

Income from continuing operations was $1,460 million and $3.60 per diluted share on 398.2 million average diluted shares outstanding in the first nine months of 2009 compared to $1,270 million and $2.92 per diluted share on 429.8 million average diluted shares outstanding in the first nine months of 2008. The increase in Income from continuing operations of $190 million in the first nine months of 2009 compared to the first nine months of 2008 was due to $275 million of operating income, as discussed above, and higher Other (income) expense, net of $39 million as discussed above. These were partially offset by $81 million of higher taxes related primarily to our higher income and higher interest expense net of interest income of $43 million. The decrease in average diluted shares outstanding was primarily due to the repurchase of 33.8 million shares in the twelve months ended September 27, 2009, as discussed above.

Net income was $498 million in the third quarter of 2009 compared to $437 million in the third quarter of 2008. Net income was $1,459 million in the first nine months of 2009 compared to $1,268 million in the first nine months of 2008. The increase in Net income in the third quarter and first nine months of 2009 was primarily due to the increase in Income from continuing operations, as discussed above.

Net income attributable to Raytheon Company common stockholders was $490 million and $1.25 per diluted share in the third quarter of 2009 compared to $427 million and $1.00 per diluted share in the third quarter of 2008. The increase in Net income attributable to Raytheon Company common stockholders of $63 million in the first nine months of 2009 compared to the first nine months of 2008 was primarily due to the increase in Income from continuing operations, as discussed above.

Net income attributable to Raytheon Company common stockholders was $1,431 million and $3.59 per diluted share in the first nine months of 2009 compared to $1,251 million and $2.91 per diluted share in the first nine months of 2008. The increase in Net income attributable to Raytheon Company common stockholders of $180 million in the first nine months of 2009 compared to the first nine months of 2008 was primarily due to the increase in Income from continuing operations, as discussed above.

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

Net Sales and Total Operating Expenses: We generally express changes in Net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying amounts of Total operating expenses, which are comprised of Cost of sales, Administrative and selling expense and Research and development expense, incurred on individual contracts (i.e., from performance against contractual commitments on our bookings related to engineering, production or service activity). Therefore, we discuss volume changes attributable principally to individual programs unless there is a discrete event (e.g., a major contract termination, natural disaster or major labor strike, etc.), or some other unusual item that has a material effect on changes in a segment’s volume for a reported period. Due to the nature of our contracts, the amount of costs incurred and related revenues will naturally fluctuate over the life of the contracts. As a result, in any reporting period, the changes in volume on numerous contracts are likely to be due to normal fluctuations in our production activity or service levels.

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

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Net Sales (In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Integrated Defense Systems	$1,387	$1,276	$3,984	$3,725
Intelligence and Information Systems	805	801	2,401	2,322
Missile Systems	1,396	1,360	4,148	4,042
Network Centric Systems	1,212	1,145	3,563	3,385
Space and Airborne Systems	1,134	1,065	3,316	3,114
Technical Services	797	689	2,273	1,857
Corporate and Eliminations	(526)	(472)	(1,471)	(1,357)

Total	$6,205	$5,864	$18,214	$17,088

	Three Months Ended		Nine Months Ended
Operating Income (In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Integrated Defense Systems	$217	$206	$610	$626
Intelligence and Information Systems	68	67	195	186
Missile Systems	145	145	450	442
Network Centric Systems	172	152	505	427
Space and Airborne Systems	159	144	473	402
Technical Services	60	45	157	125
FAS/CAS Pension Adjustment	(1)	(26)	21	(93)
Corporate and Eliminations	(55)	(43)	(169)	(148)

Total	$765	$690	$2,242	$1,967

	Three Months Ended		Nine Months Ended
Bookings (In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Integrated Defense Systems	$712	$516	$3,717	$2,603
Intelligence and Information Systems	510	698	1,602	2,493
Missile Systems	1,395	1,102	4,210	4,685
Network Centric Systems	698	1,090	2,715	3,577
Space and Airborne Systems	940	1,087	3,470	2,624
Technical Services	882	1,273	2,279	2,286
Corporate	—	—	—	22

Total	$5,137	$5,766	$17,993	$18,290

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

	Funded Backlog		Total Backlog
(In millions)	Sept. 27, 2009	Dec. 31, 2008	Sept. 27, 2009	Dec. 31, 2008
Integrated Defense Systems	$5,523	$4,802	$9,823	$9,883
Intelligence and Information Systems	1,692	1,890	4,349	5,137
Missile Systems	6,281	6,082	7,688	9,937
Network Centric Systems	4,068	4,593	5,123	5,733
Space and Airborne Systems	3,718	2,731	6,078	5,442
Technical Services	2,469	1,888	3,151	2,752

Total	$23,751	$21,986	$36,212	$38,884

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

Integrated Defense Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 27, 2009	Sept. 28, 2008	% Change	Sept. 27, 2009	Sept. 28, 2008	% Change
Net Sales	$1,387	$1,276	8.7%	$3,984	$3,725	7.0%
Total Operating Expenses	1,170	1,070	9.3%	3,374	3,099	8.9%
Operating Income	217	206	5.3%	610	626	-2.6%
Operating Margin	15.6%	16.1%		15.3%	16.8%
Bookings	$712	$516	38.0%	$3,717	$2,603	42.8%

Net Sales and Total Operating Expenses. The increase in Net sales of $111 million in the third quarter of 2009 was primarily due to $203 million of higher Net sales on an international Patriot program awarded in the fourth quarter of 2008, principally from higher volume driven by scheduled design effort. The increase in Net sales was partially offset by $86 million of lower Net sales on programs with the U.S. Navy, principally from lower volume. The lower U.S. Navy Net sales was due to scheduled completion of design and production efforts on numerous programs, including $50 million from the completion of certain design phases on a U.S. Navy combat systems program. The increase in Total operating expenses of $100 million in the third quarter of 2009 was driven primarily by the activity in the programs described above.

The increase in Net sales of $259 million in the first nine months of 2009 was primarily due to $424 million of higher Net Sales on Patriot programs, principally from higher volume. The increase in Net sales on Patriot programs was primarily due to $364 million of higher Net Sales on an international Patriot program awarded in the fourth quarter of 2008, driven by scheduled design effort, partially offset by $171 million of lower Net sales on various U.S. Navy programs, driven principally by lower volume. The lower U.S. Navy Net sales was due to scheduled completion of design and production efforts on numerous programs, including $66 million from the completion of certain design phases on a U.S. Navy combat systems program. The increase in Total operating expenses of $275 million in the first nine months of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The increase in Operating income of $11 million in the third quarter of 2009 was primarily due to increased volume, which had a $10 million impact on operating income, and $9 million from improved program performance across various programs, partially offset by a $14 million impact from a change in contract mix due to the completion of certain air and missile defense programs in 2008. The decline in operating margin in the third quarter of 2009 was primarily due to the change in contract mix, partially offset by the improved program performance.

The decrease in Operating income of $16 million in the first nine months of 2009 was primarily due to a change in contract mix driven by the completion of certain international air and missile defense programs in 2008, which had a $53 million impact on operating income, partially offset by increased volume, which had a $29 million impact on operating income and $14 million from improved program performance across various programs. IDS’ Operating income also benefited from $14 million of sales of certain licensed software in the first nine months of 2008. The decline in operating margin in the first nine months of 2009 was due to the change in contract mix and software sales from 2008.

Backlog and Bookings. Backlog was $9,823 million at September 27, 2009 compared to $9,883 million at December 31, 2008. Bookings in the third quarter of 2009 were $196 million higher than the third quarter of 2008.

Bookings in the first nine months of 2009 were $1,114 million higher than the first nine months of 2008. In the first nine months of 2009, IDS booked $1,852 million on Patriot programs compared to $1,080 million in the first nine months of 2008. The increase in Patriot awards of $772 million in the first nine months of 2009 was primarily due to awards for the United Arab Emirates (UAE). In the first nine months of 2009, IDS also booked $157 million to provide Finland with Surface Launched Medium Range Air-to-Air Missile (SL-AMRAAM) systems, $150 million for the Joint Land Attack Cruise Missile Defense Elevated Netted Sensor Systems (JLENS) program for the U.S. Army, and $217 million for two Volume Search Radar (VSR) arrays from the U.S. Navy, one for the Zumwalt-class destroyer program and one for the CVN 78 aircraft carrier. In the first nine months of 2008, IDS booked $510 million on certain contracts for the design, development and support of the Patriot system for international customers, including $285 million for South Korea, $140 million for Kuwait and $85 million for Taiwan. IDS also booked $133 million to provide engineering services support for a Patriot air and missile defense program and $143 million for the Rapid Aerostat Initial Deployment (RAID) program, both for the U.S. Army.

Intelligence and Information Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 27, 2009	Sept. 28, 2008	% Change	Sept. 27, 2009	Sept. 28, 2008	% Change
Net Sales	$805	$801	0.5%	$2,401	$2,322	3.4%
Total Operating Expenses	737	734	0.4%	2,206	2,136	3.3%
Operating Income	68	67	1.5%	195	186	4.8%
Operating Margin	8.4%	8.4%		8.1%	8.0%
Bookings	$510	$698	-26.9%	$1,602	$2,493	-35.7%

Net Sales and Total Operating Expenses. Net sales and Total operating expenses in the third quarter of 2009 remained relatively consistent with the third quarter of 2008.

The increase in Net sales of $79 million in the first nine months of 2009 was primarily due to higher Net sales on various classified programs and a U.S. Air Force program, principally from higher volume driven by additional task orders from expanded customer scope, partially offset by $83 million of lower Net sales on an international advanced border control and security program, principally from lower volume as subcontractor work related to the initial development phase was completed in June 2009. The increase in Total operating expenses of $70 million in the first nine months of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. Operating income and operating margin in the third quarter of 2009 remained relatively consistent with the third quarter of 2008. IIS’ operating margin was reduced by approximately 70 basis points in the third quarter of 2009 and approximately 80 basis points in the third quarter of 2008 by certain cyber security-related costs, primarily acquisition costs.

The increase in Operating income of $9 million in the first nine months of 2009 was primarily due to increased volume, which had a $7 million impact on operating income. Operating margin in the first nine months of 2009 remained relatively consistent with the first nine months of 2008. IIS’ operating margin was reduced by approximately 60 basis points in the first nine months of 2009 and approximately 100 basis points in the first nine months of 2008 by certain cyber security-related costs, primarily acquisition costs.

Backlog and Bookings. Backlog was $4,349 million at September 27, 2009 compared to $5,137 million at December 31, 2008. Bookings in the third quarter of 2009 were $188 million lower than the third quarter of 2008 primarily due to bookings of $119 million in the third quarter of 2008 on the Consolidated Field Services (CFS) contract to provide support to the U.S. Air Force. In the third quarter of 2009, IIS booked $267 million on a number of classified contracts compared to $294 million in the third quarter of 2008.

Bookings in the first nine months of 2009 were $891 million lower than the first nine months of 2008 primarily due to $502 million of lower classified bookings and $159 million of lower bookings on the U.K. e-Borders contract. In the first nine months of 2009, IIS booked $845 million on a number of classified contracts compared to $1,347 million in the first nine months of 2008. Bookings in the first nine months of 2008 included $379 million and $171 million on two major classified programs.

Missile Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 27, 2009	Sept. 28, 2008	% Change	Sept. 27, 2009	Sept. 28, 2008	% Change
Net Sales	$1,396	$1,360	2.6%	$4,148	$4,042	2.6%
Total Operating Expenses	1,251	1,215	3.0%	3,698	3,600	2.7%
Operating Income	145	145	0.0%	450	442	1.8%
Operating Margin	10.4%	10.7%		10.8%	10.9%
Bookings	$1,395	$1,102	26.6%	$4,210	$4,685	-10.1%

Net Sales and Total Operating Expenses. The increase in Net sales of $36 million in the third quarter of 2009 was primarily due to $29 million of higher Net sales on the Standard Missile program, principally from higher volume driven by increased production on large international orders received in October of 2008, $28 million of higher Net sales on the Standard Missile-3 program, principally from higher volume due to higher subcontractor effort per the contract schedule, along with various other programs. The higher Net sales on these programs were partially offset by $29 million of lower Net sales, principally from lower volume, on the Kinetic Energy Interceptor (KEI) program, which was terminated for convenience in the second quarter of 2009, as discussed above. The increase in Total operating expenses of $36 million in the third quarter of 2009 was driven primarily by the activity in the programs described above.

The increase in Net sales of $106 million in the first nine months of 2009 was primarily due to $68 million of higher Net sales on the Standard Missile program, principally from higher volume driven by increased production on large international orders received in October of 2008 and $63 million of higher Net sales on the Standard Missile-3 program, principally from higher volume due to higher subcontractor effort per the contract schedule, partially offset by lower Net sales on various other programs, principally from lower volume. The increase in Total operating expenses of $98 million in the first nine months of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. Operating income and operating margin in the third quarter of 2009 remained relatively consistent with the third quarter of 2008.

Operating income and operating margin in the first nine months of 2009 remained relatively consistent with the first nine months of 2008. Included in operating income in the first nine months of 2009 was improved program performance of $27 million on the Phalanx program primarily as a result of the implementation of value engineering change proposals (VECP), which reduced production costs, primarily from material and labor efficiencies. MS’ Operating income in the first nine months of 2008 included $25 million from higher award fees recognized on the Standard Missile-3 program driven by a successful flight test milestone.

Backlog and Bookings. Backlog was $7,688 million at September 27, 2009 compared to $9,937 million at December 31, 2008. The decrease in backlog was primarily related to the termination for convenience of the KEI program. Bookings in the third quarter of 2009 were $293 million higher than the third quarter of 2008. In the third quarter of 2009, MS booked $357 million for the Tube-launched Optically-tracked Wireless (TOW) program and $140 million for the Evolved Sea Sparrow Missile (ESSM) program. In the third quarter of 2008, MS booked $200 million for the production of Phalanx Weapons Systems for the U.S. Navy, $125 million for the development of the U.S Army-led Joint Air to Ground Missile (JAGM) program and $114 million for the production of the Rolling Airframe Missile (RAM) program for an international customer.

Bookings in the first nine months of 2009 were $475 million lower than the first nine months of 2008, primarily due to $1,004 million of awards for the production of Standard Missile-3 for the U.S. Navy and the Missile Defense Agency in the first nine months of 2008. In addition to the bookings noted above, in the first nine months of 2009 MS booked $521 million for the production of Advanced Medium Range Air-to-Air Missile (AMRAAM) systems for international customers and the U.S. Air Force, $260 million for Phalanx Weapon Systems and $207 million for the production of Tomahawk Block IV missiles for the U.S. Navy. In addition to the bookings noted above, in the first nine months of 2008, MS booked $412 million for the production of the AMRAAM program for international customers and the U.S. Air Force and $293 million for the production of Tactical Tomahawk cruise missiles for the U.S Navy.

Network Centric Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 27, 2009	Sept. 28, 2008	% Change	Sept. 27, 2009	Sept. 28, 2008	% Change
Net Sales	$1,212	$1,145	5.9%	$3,563	$3,385	5.3%
Total Operating Expenses	1,040	993	4.7%	3,058	2,958	3.4%
Operating Income	172	152	13.2%	505	427	18.3%
Operating Margin	14.2%	13.3%		14.2%	12.6%
Bookings	$698	$1,090	-36.0%	$2,715	$3,577	-24.1%

Net Sales and Total Operating Expenses. The increase in Net sales of $67 million in the third quarter of 2009 was primarily due to $75 million of higher Net sales across various production programs, primarily certain U.S. Army programs, principally from higher volume driven by increases in production to meet program delivery schedule requirements, as anticipated, as well as $36 million of higher intersegment sales related to precision mechanical products and related design engineering. The increase in Net sales in the third quarter of 2009 was partially offset by $47 million of lower Net sales, principally from lower volume, on a U.S. Army communications program that substantially completed production efforts as planned in the third quarter of 2008. The increase in Total operating expenses of $47 million in the third quarter of 2009 was driven primarily by the activity in the programs described above.

The increase in Net sales of $178 million in the first nine months of 2009 was primarily due to $216 million of higher Net sales across various production programs, primarily certain U.S. Army programs, principally from higher volume driven by increases in production to meet program delivery schedule requirements, as anticipated, as well as $82 million of higher intersegment sales related to precision mechanical products and related design engineering. The increase in Net sales was also due to $44 million of higher Net sales, principally from higher volume on a precision approach and landing program for the U.S. Navy awarded in the third quarter of 2008. The increase in Net sales was partially offset by $166 million of lower Net sales, principally from lower volume on a U.S. Army communications program that substantially completed production efforts as planned in the third quarter of 2008. The increase in Total operating expenses of $100 million in the first nine months of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The increase in Operating income of $20 million in the third quarter of 2009 was primarily due to improved program performance on various production programs of $11 million and higher volume, which had a $6 million impact on operating income. The improved program performance was driven by lower estimated labor and material costs at completion from achieved production efficiencies. These production efficiencies were a result of increased production volume across these programs which allowed us to leverage existing capacity, incur lower production labor hours and experience improved yields. The improvement in operating margin in the third quarter of 2009 was due to the improved program performance discussed above.

The increase in Operating income of $78 million in the first nine months of 2009 was primarily due to improved program performance on a broad range of programs of $64 million and higher volume, which had a $14 million impact on operating income. Of the $64 million in improved program performance, $32 million is attributable to the production programs discussed above and an integrated ground combat surveillance program, driven by lower estimated labor and material costs at completion from achieved production efficiencies. These production efficiencies were the result of increased production volume across these programs which allowed us to leverage existing capacity, incur lower production labor hours and experience improved yields. The remaining program performance was spread across numerous contracts with no individual or common significant driver. The improvement in operating margin in the first nine months of 2009 was primarily due to the improved program performance.

Backlog and Bookings. Backlog was $5,123 million at September 27, 2009 compared to $5,733 million at December 31, 2008. Bookings for the third quarter of 2009 were $392 million lower than bookings for the third quarter of 2008 primarily due to bookings of $233 million in the third quarter of 2008 for the design and development phase of the Joint Precision Approach and Landing System (JPALS) for the U.S. Navy.

Bookings in the first nine months of 2009 were $862 million lower than the first nine months of 2008 primarily due to a $356 million award for Horizontal Technology Integration (HTI) forward-looking infrared kits and a $233 million award for JPALS in the first nine months of 2008. In addition to the third quarter 2008 JPALS booking noted above, in the first nine months of 2008, NCS booked $356 million to provide HTI forward-looking infrared kits and $126 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) for the U.S. Army. In the first nine months of 2008, NCS also booked $228 million for the production of Improved Target Acquisition Systems (ITAS) for the U.S. Army and the U.S. Marine Corps and $115 million for the Airborne, Maritime and Fixed Site (AMF) Joint Tactical Radio System (JTRS) program.

Space and Airborne Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 27, 2009	Sept. 28, 2008	% Change	Sept. 27, 2009	Sept. 28, 2008	% Change
Net Sales	$1,134	$1,065	6.5%	$3,316	$3,114	6.5%
Total Operating Expenses	975	921	5.9%	2,843	2,712	4.8%
Operating Income	159	144	10.4%	473	402	17.7%
Operating Margin	14.0%	13.5%		14.3%	12.9%
Bookings	$940	$1,087	-13.5%	$3,470	$2,624	32.2%

Net Sales and Total Operating Expenses. The increase in Net sales of $69 million in the third quarter of 2009 was primarily due to $64 million of higher Net sales, principally from higher volume as work increased on certain classified business awarded in the second half of 2008 and in the first quarter of 2009. The increase in Total operating expenses of $54 million in the third quarter of 2009 was driven primarily by the activity in the programs described above.

The increase in Net sales of $202 million in the first nine months of 2009 was primarily due to $130 million of higher Net sales, principally from higher volume as work increased on certain classified business awarded in the second half of 2008 and in the first quarter of 2009 and $85 million of higher Net sales, principally from higher volume on international airborne tactical radar programs driven by increased production efforts as planned to meet the program delivery schedule. The increase in Total operating expenses of $131 million in the first nine months of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The increase in Operating income of $15 million in the third quarter of 2009 was primarily due to a change in mix from higher volume on international airborne tactical radar programs, which had a $10 million impact on operating income, and increased volume, which had a $7 million impact on operating income. The improvement in operating margin in the third quarter of 2009 was primarily due to the change in mix.

The increase in Operating income of $71 million in the first nine months of 2009 was primarily due to a change in mix from higher volume on the international tactical radar programs discussed above, which had a $41 million impact on operating income, increased volume, which had a $18 million impact on operating income, and $19 million from the favorable settlement of affirmative claims related to contract scope on two fixed price programs and the resolution of a contract termination claim. The improvement in operating margin in the first nine months of 2009 was primarily due to the change in mix and favorable settlement of the affirmative claims and resolution of the contract termination claim.

Backlog and Bookings. Backlog was $6,078 million at September 27, 2009 compared to $5,442 million at December 31, 2008, driven primarily by an international tactical radar award and classified awards. Bookings in the third quarter of 2009 were $147 million lower than the third quarter of 2008 due to classified awards in the third quarter of 2008. In the third quarter of 2009, SAS booked $201 million on a number of classified contracts compared to $434 million in the third quarter of 2008.

Bookings in the first nine months of 2009 were $846 million higher than the first nine months of 2008, primarily due to international tactical radar and classified awards. In the first nine months of 2009, SAS booked approximately $1.2 billion on a number of classified contracts compared to $948 million in the first nine months of 2008.

Technical Services

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 27, 2009	Sept. 28, 2008	% Change	Sept. 27, 2009	Sept. 28, 2008	% Change
Net Sales	$797	$689	15.7%	$2,273	$1,857	22.4%
Total Operating Expenses	737	644	14.4%	2,116	1,732	22.2%
Operating Income	60	45	33.3%	157	125	25.6%
Operating Margin	7.5%	6.5%		6.9%	6.7%
Bookings	$882	$1,273	-30.7%	$2,279	$2,286	-0.3%

Net Sales and Total Operating Expenses. The increase in Net sales of $108 million in the third quarter of 2009 was due to $146 million of higher Net sales principally from growth on TS’ training programs, primarily education and virtual and live training on the U.S. Army’s Warfighter Field Operations Customer Support (FOCUS) contract, which began significant efforts in May 2008, and training activities performed on the Air Traffic Control Optimum Training Solution (ATCOTS) contract for the Federal Aviation Administration (FAA), a program awarded in 2008, which began training activities in the fourth quarter of 2008. The increase was partially offset by $28 million of lower Net sales on a Defense Threat Reduction Agency (DTRA) program, principally from lower volume due to the substantial completion of contract scope in the fourth quarter of 2008. The increase in Total operating expenses of $93 million in the third quarter of 2009 was driven primarily by the activity in the programs described above.

The increase in Net sales of $416 million in the first nine months of 2009 was due to $488 million of higher Net sales principally from growth on TS’ training programs, primarily on the Warfighter FOCUS and ATCOTS contracts as discussed above. The increase was partially offset by $75 million of lower Net sales on a DTRA program, principally from lower volume, as discussed above. The increase in Total operating expenses of $384 million in the first nine months of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The increase in Operating income of $15 million in the third quarter of 2009 was primarily due to improved program performance on certain programs, which had an impact of $8 million on operating income, and increased volume, which had a $7 million impact on operating income. The improved program performance was driven relatively equally by award fees received on a fixed price service program in the third quarter of 2009, a contract modification impacting the scope on a training program, as well as indirect support cost efficiencies associated with an increased level of program activities. The improvement in operating margin in the third quarter of 2009 was due to the improved program performance as discussed above.

The increase in Operating income of $32 million in the first nine months of 2009 was primarily due to increased volume, which had a $28 million impact on operating income. Operating margin in the first nine months of 2009 remained relatively consistent with the first nine months of 2008.

Backlog and Bookings. Backlog was $3,151 million at September 27, 2009 compared to $2,752 million at December 31, 2008. Bookings in the third quarter of 2009 were $391 million lower than the third quarter of 2008, primarily due to awards of $437 million for the ATCOTS program and $205 million on the U.S. Antarctic program for the National Science Foundation in the third quarter of 2008. In the third quarter of 2009, TS booked $511 million for the Warfighter FOCUS contract compared to $409 million in the third quarter of 2008.

Bookings in the first nine months of 2009 were consistent with the nine months of 2008.

FAS/CAS Pension Adjustment

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under the financial accounting standards (FAS) in accordance with GAAP and our pension expense under CAS. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
FAS expense	$(178)	$(131)	$(484)	$(394)
CAS expense	177	105	505	301

FAS/CAS Pension Adjustment	$(1)	$(26)	$21	$(93)

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

On an annual basis, at December 31st, we update our estimate of future FAS and CAS pension expense based upon actual asset returns and other actuarial factors. Other variables that can impact the pension plans’ funded status and FAS and CAS expense include demographic experience such as the expected rates of salary increase, retirement age, turnover and mortality. In addition, certain pension plans provide a lump sum form of benefit that varies based upon externally determined interest rates. Assumptions for these variables are set at the beginning of the year, and are based on actual and projected plan experience. On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation for both FAS and CAS with final census data from the end of the prior year. As a result of this update our annual FAS/CAS Pension Adjustment changed by $18 million of additional expense, $12 million of which was recorded in the third quarter and first nine months of 2009.

Corporate and Eliminations

Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio.

The components of Net sales related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Intersegment sales eliminations	$(534)	$(484)	$(1,495)	$(1,387)
Corporate	8	12	24	30

Total	$(526)	$(472)	$(1,471)	$(1,357)

The components of Operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Intersegment profit eliminations	$(47)	$(41)	$(125)	$(119)
Corporate	(8)	(2)	(44)	(29)

Total	$(55)	$(43)	$(169)	$(148)

Discontinued Operations

Results from discontinued operations were as follows:

	Three Months Ended
	Pretax Income (Loss)		After-tax Income (Loss)
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Raytheon Aircraft	$2	$1	$1	$—
Flight Options	(1)	—	(1)	—
Other Discontinued Operations	(1)	(2)	(1)	—

Total	$—	$(1)	$(1)	$—

	Nine Months Ended
	Pretax Income (Loss)		After-tax Income (Loss)
(In millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Raytheon Aircraft	$5	$1	$5	$—
Flight Options	(1)	—	(1)	—
Other Discontinued Operations	(5)	(5)	(5)	(2)

Total	$(1)	$(4)	$(1)	$(2)

In 2007, we sold our Raytheon Aircraft Company (Raytheon Aircraft) and Flight Options LLC (Flight Options) businesses. As a result, we present Raytheon Aircraft, Flight Options and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. All residual activity relating to our disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of these disposed businesses. At September 27, 2009 and December 31, 2008, we had $70 million and $71 million, respectively, in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At September 27, 2009 and December 31, 2008, we had $63 million and $77 million of liabilities, respectively, primarily in current liabilities related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

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

During the first nine months of 2009, certain significant cash flows were as follows:

•	$1,126 million of required contributions to our pension and other postretirement benefit plans;

•	$900 million of stock repurchases;

•	$376 million of federal tax payments;

•	$355 million in dividend payments; and

•	$419 million of federal tax refunds and overpayment credits.

We discuss these cash flows in more detail below.

In addition, the following table highlights selected measures of our liquidity and capital resources as of September 27, 2009 and December 31, 2008:

(In millions, except percentages)	Sept. 27, 2009	Dec. 31, 2008
Cash and cash equivalents	$2,442	$2,259
Working capital	2,379	2,268
Amount available under credit facility	2,177	2,160
Total debt as a percentage of total capital	19.2%	20.1%

The increase in working capital in the first nine months of 2009 was primarily due to an increase in Contracts in process driven by the timing of payments, partially offset by federal tax refunds described below.

Operating Activities

	Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008
Net cash provided by operating activities from continuing operations	$1,672	$1,592
Net cash provided by operating activities	1,656	1,571

The increase in Net cash provided by operating activities in the first nine months of 2009 was primarily due to lower net tax payments, driven by the $350 million refund described below and $69 million of overpayment credits, higher net income and other working capital items excluding pension and taxes and a reduction in long-term assets, partially offset by $730 million of higher pension plan contributions as discussed below.

Tax Payments - In the first nine months of 2009, we received federal tax refunds totaling $350 million and made $376 million in federal tax payments, net of $69 million of overpayment credits, and $33 million in net foreign tax payments. In the first nine months of 2009, we received state tax refunds totaling $21 million and made $38 million in state tax payments. Tax payments in the first nine months of 2008, including net state tax payments, were $388 million. We expect federal and foreign tax payments, net of refunds, to be approximately $197 million in 2009.

Pension Plan Contributions - We can make both discretionary and required contributions to our pension plans. Required contributions are primarily determined by the Employee Retirement Income Security Act (ERISA) rules and are affected by the actual return on plan assets and plan funded status. If discretionary contributions are made, a funding credit is accumulated which can be used to offset future calculated required contributions. The funding credit for our pension plans was $2.4 billion at December 31, 2008. We did not make any discretionary contributions to our pension plans during the first nine months of 2009 and 2008. We made required contributions of $1,126 million and $396 million during the first nine months of 2009 and 2008, respectively, to our pension and other postretirement benefit plans. For the full-year 2009, we expect to make required contributions of approximately $1,155 million, $1,110 million to our pension plans and $45 million to our other postretirement benefit plans. The expected increase in required contributions over 2008 is primarily due to the impact of the decline in value of pension plan assets in 2008. For the full-year 2008, we made contributions of $1,174 million, including $660 million of discretionary contributions in the fourth quarter of 2008, to our pension plans and $28 million to our other postretirement benefit plans. We periodically evaluate whether to make discretionary contributions. Future funding requirements will likely be affected by the Pension Protection Act of 2006, which requires companies to fully fund their pension plans over a seven-year period. For certain defense contractors, the new funding rules become effective no sooner than 2010 and no later than 2011, depending on when the U.S. Government Cost Accounting Standards Board aligns the U.S. Government CAS with the new funding requirements.

Interest payments were $102 million and $111 million in the first nine months of 2009 and 2008, respectively.

Investing Activities

	Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008
Net cash used in investing activities	$(196)	$(263)

The decrease in Net cash used in investing activities in the first nine months of 2009 was primarily due to $54 million of Payments for purchases of acquired companies, net of cash received, in the first nine months of 2008.

Additions to property, plant and equipment were $138 million in the first nine months of 2009 compared to $167 million in the first nine months of 2008. Additions to capitalized internal use software were $49 million in the first nine months of 2009 compared to $58 million in the first nine months of 2008. We expect our 2009 Additions to property, plant and equipment and Additions to capitalized internal use software to be approximately $350 million and $85 million, respectively, consistent with the anticipated growth of our business and specific investments including program capital assets and facility improvements.

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. In the first nine months of 2008, we acquired Telemus Solutions, Inc. and SI Government Solutions for a total of $52 million.

In the three months ended September 27, 2009, we entered into an agreement to acquire BBN Technologies, which will be part of our Network Centric Systems segment, for a total purchase price of approximately $350 million, subject to purchase price adjustments. The amount is also exclusive of retention and management incentive payments. The acquisition is expected to be completed in the three months ended December 31, 2009. The acquisition is not expected to materially impact revenue or earnings per share for the fourth quarter of 2009, and is expected to be accretive in 2010.

Financing Activities

	Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008
Net cash used in financing activities	$(1,277)	$(1,202)

We have used cash provided by operating activities as our primary source for the repayment of debt, payment of dividends and the repurchase of our common stock. The increase in Net cash used in financing activities in the first nine months of 2009 was primarily due to a reduction in the Activity under common stock plans, partially offset by lower costs for repurchases of common stock in the first nine months of 2009.

Stock Repurchases - Information on the repurchases of our common stock under our stock repurchase programs is as follows:

	Nine Months Ended
(In millions)	Sept. 27, 2009	Sept. 28, 2008
Amount of stock repurchased	$900	$1,020
Shares of stock repurchased	19.8	16.7

In October 2008, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. In the first nine months of 2009, we repurchased 19.8 million shares of our common stock for $900 million under this and previous repurchase programs. In the first nine months of 2008, we repurchased 16.7 million shares of our common stock for $1,020 million under previous stock repurchase programs. At September 27, 2009 we had approximately $1.2 billion available under the October 2008 repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Cash Dividends - Our Board of Directors authorized the following cash dividends:

	Nine Months Ended
(In millions, except per share amounts)	Sept. 27, 2009	Sept. 28, 2008
Cash dividends per share	$0.93	$0.84
Total dividends paid	$355	$344

In March 2009, our Board of Directors authorized an 11% increase to our annual dividend payout rate from $1.12 to $1.24 per share. Dividends paid to stockholders were $355 million in the first nine months of 2009 compared to $344 million in the first nine months of 2008. Although we do not have a formal dividend policy, we believe that a reasonable dividend payout ratio is approximately one third of our economic earnings (income excluding the FAS/CAS Pension Adjustment). Dividends are subject to quarterly approval by our Board of Directors.

Capital Resources

Total debt was $2.3 billion at September 27, 2009 and December 31, 2008. Our outstanding debt bears interest at fixed rates ranging from 4.9% to 7.2% and matures at various dates through 2028.

Cash and Cash Equivalents - Cash and cash equivalents were $2.4 billion at September 27, 2009 compared to $2.3 billion at December 31, 2008. We can invest cash directly in U.S. Treasuries; commercial paper of financial institutions and corporations with AA-/Aa3 or better long-term and A-1+/P-1 short-term debt ratings, or guaranteed by the U.S. Government’s Temporary Liquidity Guarantee Program; AAA/Aaa U.S. Treasury money market funds; bank certificates of deposit; and time deposits with AA- or Aa3 long-term debt ratings. Cash balances held at our foreign subsidiaries were approximately 15% of our total cash balance at September 27, 2009 and December 31, 2008, respectively, and are deemed to be indefinitely reinvested.

Credit Facilities - We have a $2.2 billion bank revolving credit facility under which we could draw on lines of credit, issue letters of credit and backstop commercial paper. Borrowings under the credit facility bear interest at LIBOR plus 40 basis points (based on Raytheon’s credit rating at September 27, 2009). The credit facility is comprised of commitments from approximately thirty separate highly rated lenders, each committing no more than 10% of the entire facility. The credit facility matures in March 2010 and we intend to renew prior to maturity. The terms of the renewed facility, including the amount of the facility, maturity, pricing and covenants, will depend on market conditions at the time of renewal. As of September 27, 2009 and December 31, 2008, there were no borrowings under the credit facility. We had, however, approximately $23 million and $40 million of outstanding letters of credit at September 27, 2009 and December 31, 2008, respectively, which effectively reduced our borrowing capacity under the credit facility by the same amount.

Under the credit facility, we are required to comply with certain covenants, including the ratio of total debt to total capital of no more than 50% and the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with these covenants at September 27, 2009 and December 31, 2008. Total debt as a percentage of total capital was 19.2% and 20.1% at September 27, 2009 and December 31, 2008, respectively. Our ratio of EBITDA to consolidated net interest expense was 30.2 to 1 and 45.4 to 1 for the twelve month periods ended September 27, 2009 and December 31, 2008, respectively.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. Our uncommitted bank lines totaled approximately $10 million at September 27, 2009 and December 31, 2008. There were no amounts outstanding under these lines of credit at September 27, 2009 and December 31, 2008. Compensating balance arrangements are not material.

Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-tem debt. The following chart reflects the current ratings assigned by each of these agencies to our short-term debt and long-term senior unsecured debt:

	Short-	Long-Term Senior Debt
Rating Agency	Term Debt	Rating	Outlook	Date of Last Action
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	Baa1	Stable	March 2007
S&P	A-2	A -	Stable	September 2008

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

Commitments and Contingencies

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs was $200 million and $157 million at September 27, 2009 and December 31, 2008, respectively. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at September 27, 2009 to be $135 million before U.S. Government recovery and had this amount accrued. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at December 31, 2008 to be $105 million before U.S. Government recovery and had this amount accrued. A portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we recorded $97 million and $69 million in Contracts in process through September 27, 2009 and December 31, 2008, respectively, for the estimated future recovery of these costs from the U.S. Government. We also lease certain government-owned properties and are generally not liable for environmental remediation at these sites; as a result, we generally do not reflect the provision for these costs in our Financial Statements. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $225 million, $953 million and $107 million of these guarantees, letters of credit and surety bonds, respectively, for which there were stated values, were outstanding at September 27, 2009, and $281 million, $1,012 million and $111 million, respectively, were outstanding at December 31, 2008. These instruments expire on various dates through 2016. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit described above were $76 million and $172 million, respectively, at September 27, 2009, and $59 million and $180 million, respectively, at December 31, 2008, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). TRS has two major operating subsidiaries, one of which, Thales-Raytheon Systems Co. LLC (TRS LLC), we control and consolidate and the other one, TRS SAS, which we account for using the equity method through our investment in TRS. Our investment in TRS was $51 million and $65 million at September 27, 2009 and December 31, 2008, respectively.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At September 27, 2009 and December 31, 2008, we had an estimated liability of $2 million related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and other contractual obligations described above. At September 27, 2009, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 27, 2009.

Also included in guarantees and letters of credit described above were $13 million and $6 million at September 27, 2009, respectively, and $86 million and $6 million at December 31, 2008, respectively, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At September 27, 2009 and December 31, 2008, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $134 million relating to 116 aircraft and approximately $170 million relating to 127 aircraft, respectively. The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, we evaluate many factors, including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing note holders to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

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

In May 2006, international arbitration hearings commenced against us as the successor to the Hughes Electronics defense business, in connection with certain claims brought in 2004 relating to an alleged 1995 Workshare Agreement. The asserted claims involve breach of contract, intellectual property infringement and other related matters. The arbitration panel stayed further proceedings, including the issuance of the liability decision on the non-IP claims presented during the May 2006 hearing, while the parties engaged in settlement efforts. The parties were unable to conclude an enforceable settlement, and in August 2009, the panel released its liability decision, rejecting some of MBDA’s non-IP claims, while finding Raytheon liable for some other non-IP claims. We did not record any significant additional financial liability as a result of our estimate of the impact of the decision. The proceedings will now resume to determine liability for the asserted IP claims and to assess overall damages, if any. We believe that we have meritorious defenses to the remaining asserted IP claims and intend to continue to contest them vigorously; however, an adverse resolution of this matter could have a material effect on our results of operations.

Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.

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

The following tables provide information as of September 27, 2009 and December 31, 2008 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates. For forward currency exchange contracts, the table presents notional principal amounts by contractual maturity dates.

The interest rate swap agreements were terminated during the three months ended March 29, 2009.

As of September 27, 2009

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$453	$333	$345	$1,158	$2,289	$2,614
Average interest rate	—%	—%	4.85%	5.50%	5.38%	6.84%	6.03%

As of December 31, 2008

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$453	$333	$345	$1,158	$2,289	$2,493
Average interest rate	—%	—%	4.85%	5.50%	5.38%	6.84%	6.03%

As of December 31, 2008

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed to variable	$—	$—	$250	$—	$325	$—	$575	$48
Average variable rate paid	—%	—%	1.50%	—%	2.10%	—%	1.84%
Average fixed receive rate	—%	—%	4.09%	—%	4.80%	—%	4.49%

Our foreign currency contracts consisted of the following major currencies at:

					Sept. 27, 2009		Dec. 31, 2008
(In millions)					Buy	Sell	Buy	Sell
British Pounds					$486	$535	$382	$489
Canadian Dollars					208	43	189	27
Euro Currency Units					140	2	87	1
Australian Dollars					67	8	98	8
All other					83	24	48	32

Total					$984	$612	$804	$557

Unrealized gains of $92 million and $81 million were included in non-current assets and unrealized losses of $41 million and $107 million were included in current liabilities at September 27, 2009 and December 31, 2008, respectively. For foreign currency forward contracts designated and qualified for hedge accounting, we record the effective portion of the gain or loss on the derivative in Accumulated other comprehensive loss, net of tax. Gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of September 27, 2009.

Conclusion of Evaluation

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 27, 2009 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
July (June 29—July 26, 2009)	29,440	$45.42	—	$ 1.5 billion
August (July 27—August 23, 2009)	2,599,900	$47.03	2,599,900	$ 1.3 billion
September (August 24—September 27, 2009)	3,784,141	$46.95	3,783,800	$ 1.2 billion

Total	6,413,481	$46.97	6,383,700

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the third quarter of 2009 includes the surrender by employees of 29,981 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.
(2)	In October 2008, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. Repurchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 6.	EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President and Chief Accounting Officer
Principal Accounting Officer

October 22, 2009