Form 10-K
period 2009-12-31
RAYTHEON CO/
filed 2010-02-24
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2009, was approximately $16.7 billion.

The number of shares of Common Stock outstanding as of February 16, 2010 was 379,083,000.

Documents incorporated by reference and made a part of this Form 10-K:

Portions of the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Raytheon Company, together with its subsidiaries, is a technology and innovation leader specializing in defense, homeland security and other government markets throughout the world. We provide state-of-the-art electronics, mission systems integration and other capabilities in the areas of sensing, effects, and command, control, communications and intelligence systems (C3I), as well as a wide range of mission support services. We serve both domestic and international customers, principally as a prime contractor on a broad portfolio of defense and related programs for government customers.

We were founded in 1922 and have grown internally and through a number of acquisitions. We are incorporated in the state of Delaware. Our principal executive offices are located at 870 Winter Street, Waltham, Massachusetts 02451.

In this section, we describe our business, including our business segments, product lines, customers, operations and other considerations. We also discuss some of our notable initiatives and achievements in 2009, such as certain key contract awards, new product introductions and acquisitions.

Business Segments

We operate in six business segments:

–	Integrated Defense Systems;
–	Intelligence and Information Systems;
–	Missile Systems;
–	Network Centric Systems;
–	Space and Airborne Systems; and
–	Technical Services.

Revenue and other financial information regarding our business segments is set forth on pages 44-57 of this Form 10-K.

Integrated Defense Systems (IDS)—IDS, headquartered in Tewksbury, Massachusetts, is a leader in global capabilities integration, providing affordable, integrated solutions to a broad international and domestic customer base. IDS leverages its core domain knowledge and capabilities in sensors, command, control and communication (C3), effects and mission support, to provide integrated naval, air and missile defense and civil security response solutions. Key domestic customers include the U.S. Navy, Army and Air Force, and the U.S. Missile Defense Agency (MDA). Key international customers include Japan, Saudi Arabia, United Arab Emirates (UAE), Taiwan, Australia, Germany, Korea and Finland.

In 2009, IDS, as the prime contractor for the Patriot Air & Missile Defense System, a long-range, high-altitude system designed to defeat advanced threats, provided Patriot Configuration 3 upgrades to the U.S. Army as well as major Patriot System upgrades and sales to international customers, including the UAE and Taiwan. IDS also continued to serve as the prime mission systems integrator for all electronic and combat systems of the Zumwalt Class Destroyer program (DDG 1000), successfully delivering elements of mission systems equipment for the first two ships while receiving the initial award for a third ship. IDS successfully completed a capabilities demonstration with the first flight of the Joint Land Attack Cruise Missile Defense Elevated Netted Sensor (JLENS), a theater-based, advanced sensor system that provides long-endurance, over-the-horizon detection and tracking capabilities required to defeat the threat of cruise missiles.

IDS has the following principal product lines:

–

Seapower Capability Systems (SCS)—SCS is leading the U.S. Navy’s Open Architecture initiative, serving as prime contractor of the Navy’s newest and most capable mission systems for the Zumwalt class destroyer under the DDG 1000 program. SCS is designing and producing DDG 1000 mission systems equipment, which includes the Total Ship Computing Environment, radar, sonar, associated electronics systems and the software and hardware for these systems. These capabilities are planned to be leveraged across the U.S. Navy’s family of ships. SCS also provides sensors and effectors for anti-submarine and mine warfare mission areas, advanced combat systems for submarines and amphibious ships, high performance fire control systems for surface combatants and ship integration technologies for domestic and international naval and maritime customers. SCS is the integrator for weapon systems to all U.S. submarines as well as to Australia’s Collins class submarines.

–

National and Theater Security Programs (NTSP)—NTSP provides integrated whole-life air and missile defense systems which enable warfighters to sense, detect and engage threats through air and ground-based sensors and command and control systems as well as joint system solutions and intelligence support for air and ballistic missile defense. NTSP produces systems and solutions such as JLENS; Early Warning Radars, including the X-band Family-of-Radars, which enable threat detection, precision tracking, discrimination and classification of ballistic missile threats; and Surface Launched Advanced Medium Range Air to Air Missile (SL-AMRAAM), a state-of-the-art air defense system serving as a key link in a layered approach to air and missile defense. NTSP also provides integrated capabilities in surveillance and multi-domain awareness, knowledge management, decision support and information fusion through a broad range of solutions to detect, identify, track and disseminate actionable information.

–

Patriot Programs (PP)—PP, as the prime contractor, designs, develops and produces the Patriot Air & Missile Defense System, which serves as the foundation of the U.S. Army’s integrated air and missile defense against the escalating tactical ballistic missile threat. PP also provides the Patriot system to key international customers. IDS was recently awarded new contracts to build Patriot systems for the UAE and Taiwan, which will serve as the foundation for future capabilities. In addition, PP provides the HAWK XXI system, an advanced air defense system against low- to medium-altitude air threats with advanced fire control and battle management, to international and coalition partners.

–

Global Business Operations (GBO)—GBO consists of a number of related IDS products and operations, including Raytheon Sarcos, Raytheon Solipsys and Raytheon Anschütz, and other international locations. GBO provides a wide spectrum of capabilities, including integrated Command and Control (C2) solutions for the domestic and international defense and homeland security markets, naval system capabilities for military and commercial markets worldwide, netted sensor solutions which efficiently provide a single integrated picture from data provided by many sensors, and Advanced Robotics such as the Exoskeleton Robotic Suit and the Multi-Dimensional Mobile Robot (snake). In Australia, GBO supports combat system design, development and procurement for major international programs such as the Hobart class Air Warfare Destroyer (AWD), and the Collins Class submarine. GBO leverages tools, processes and subject matter expertise developed on major U.S. programs to provide such capabilities to IDS international locations.

Intelligence and Information Systems (IIS)—IIS, headquartered in Garland, Texas, is a leading provider of intelligence and information solutions specializing in ground processing, unmanned ground systems, cybersecurity solutions, homeland/civil security and other markets. Approximately half of its business is for classified customers. Other key customers include the U.S. Intelligence Community, U.S. Department of Defense (DoD) agencies, the Federal Bureau of Investigations (FBI), the National Oceanographic and Atmospheric Association (NOAA), and the United Kingdom Home Office.

In 2009, IIS reorganized its business operations to better respond to market shifts and changes in the customer environment. As a result, IIS operates under the six product lines discussed below, serving customers in the following markets: Intelligence, Surveillance and Reconnaissance (ISR), DoD/Civil Space, Intelligence Operations Support, Cybersecurity, Environmental Solutions and Civil Security. IIS continued to perform under key programs including the Distributed Common Ground Systems (DCGS) 10.2 where the company has created and continues to manage a worldwide, network-centric enterprise for real-time information and intelligence sharing for the DoD, Intelligence Community, and Coalition partners; the FBI National Data Exchange in which Raytheon connects federal, state and local law enforcement personnel across numerous jurisdictions; and the United Kingdom e-Borders program where Raytheon is building the largest, most comprehensive visitor management capability in the world. Additionally, IIS continued to strengthen its capabilities in cybersecurity and was awarded numerous contracts in this area from a variety of customers.

IIS has the following principal product lines:

–

Mission Operations Solutions (MOS)—MOS provides integrated mission support and systems engineering for civil, intelligence and defense agencies, as well as international governments. MOS helps agencies translate technological breakthroughs into innovative mission-critical solutions. Its scalable, secure and integrated business systems are focused on delivering enterprise-wide performance improvement and reliable results. Core competencies include business excellence, mission critical operations, mission systems engineering, enterprise solutions and infrastructure services.

–

Operational Technologies and Solutions (OTS)—OTS provides cutting-edge management and dissemination of massive volumes of intelligence data, as well as intelligence operations support capabilities for Human Intelligence (HUMINT), Open Source Intelligence (OSINT), wireless and close access collection for intelligence, law enforcement and other government agencies. OTS also has strong capabilities in geospatial, geologic and technical analysis and support.

–

Ground Enterprise Solutions (GES)—GES primarily supports classified programs in support of the Intelligence Community. GES capabilities include ground systems for GEOINT and SIGINT systems, large-scale data processing and exploitation, storage architectures and high performance data handling and processing systems.

–

Defense and Civil Mission Solutions (DCMS)—DCMS provides multi-INT ground systems, unmanned systems technology, environmental information management systems and satellite command and control. Additionally, DCMS provide large-scale information processing, information integration and visualization systems for intelligence, satellite and space-based programs for commercial and DoD customers.

–

Information Security Solutions (ISS)—ISS is focused on providing information security solutions and services to government and Fortune 500 customers worldwide. Through ISS, Raytheon combines its legacy information assurance business with three key acquisitions to provide leading cybersecurity offerings, including Active Defense—protecting mission critical systems against a wide range of internal and external threats. ISS capabilities are used to counter sophisticated and dangerous advanced persistent threats in the world.

–

Advanced Programs—Advanced Programs is a dynamic, niche organization focused on growing business in next-generation classified systems. It provides innovative solutions that address current complex problems for U.S. intelligence and operational commands.

Missile Systems (MS)—MS, headquartered in Tucson, Arizona, is a premier developer and producer of missile systems for the armed forces of the U.S. and other allied nations. Leveraging its key capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting and netted systems, MS develops and supports a broad range of cutting edge weapon systems, including missiles, smart munitions, close in weapons systems, projectiles, kinetic kill vehicles and directed energy effectors. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA and the armed forces of more than 40 allied nations.

In 2009, MS continued to demonstrate its missile systems capabilities with several significant test successes and contract awards. The Standard Missile 3 (SM-3) program conducted several successful flight tests and achieved major development milestones during the year. SM-3 is a key element of the U.S. Government’s Missile Defense strategy. The Standard Missile 6 (SM-6) extended range anti-air warfare missile program also achieved a number of development milestones, which led to the first low rate initial production (LRIP) award from the U.S. Navy. MS had a number of key international program wins including the selection of the Rolling Airframe Missile (RAM) and Phalanx system by South Korea to equip its new FFX class frigate. MS, through its participation in the NetFires LLC, completed the first moving target test flight of the Non Line-of-Sight-Launch System (NLOS-LS), a modular, networked weapon system for flexible precision fire against moving and stationary targets, taking the missile system closer to completion of the development phase. MS also completed development of the newest variant of the Advanced Medium-Range Air-to-Air Missile (AMRAAM), which will provide the warfighter with the most capable beyond-visual range air-to-air missile ever fielded.

MS has the following principal product lines:

–

Naval Weapon Systems (NWS)—NWS products and services provide layered defense capability and naval surface fire support for the navies of more than 30 countries, providing highly effective ship defense across multiple platforms. NWS leverages its capabilities to provide forward operating base defense for the U.S. Army, Air Force and Marine Corps. NWS develops, manufactures and supports the Standard Missile family of weapons with capabilities ranging from anti-air warfare to ballistic missile defense. In addition, NWS produces the Phalanx Close-in Weapon System (Afloat and Ashore), RAM, SeaRAM and the Evolved Sea Sparrow/Sparrow family of missiles for ship self-defense against air and surface threats. SeaRAM integrates the RAM into the Phalanx mount and has been installed on the Littoral Combat Ship. Additionally, NWS is expanding its commitment to international cooperative endeavors with our international partners and continues to evolve its products and technologies to encompass the full spectrum of threats, including the protection of land bases and high value infrastructure sites to counter terrorist threats.

–

Air Warfare Systems (AWS)—AWS products and services enable U.S. Armed Forces and its international customers to attack, suppress and destroy air and ground-based targets. Products include the AMRAAM, a state-of-the-art, highly dependable and battle proven air-to-air missile that also has a surface-to-air launch application; Tomahawk Cruise Missile, an advanced surface- or sub-launched cruise missile with loitering and network communication capability; the Joint Standoff Weapon, a family of air-to-ground weapons that employ an integrated GPS/Inertial Navigation system that guides the weapon to the target; the Paveway™ family of laser and GPS-guided “smart” bombs; the AIM-9X Sidewinder short range air-to-air missile; miniature air-launched decoy (MALD™); the High-speed Anti-Radiation Missile (HARM), the HARM Targeting System; and the Maverick precision strike missile.

–

Land Combat—Land Combat provides precision missiles and projectiles to the U.S. Army and Marine Corps and more than 40 U.S. allies and focuses on accelerating the deployment of precision munitions capability to land combat forces and expanding its mission support capabilities. Land Combat provides the Stinger weapon system for air defense, the Tube-launched, Optically-tracked, Wireless guided (TOW) weapon system, a long-range precision anti-armor/anti-fortification/anti-amphibious landing weapon system; the Javelin a shoulder fired, fire-and-forget anti-tank weapon and Excalibur, a GPS-guided artillery round designed to provide organic indirect precision fire for ground forces. Land Combat is also developing the NLOS—LS Precision Attack Missile, a networked weapon system for precise fire against moving and stationary targets, and the Shoulder-Launched Multi-Purpose Assault Weapon (SMAW II) for the U.S. Marine Corps.

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

–

Other MS product lines include Advanced Missiles and Unmanned Systems (AM & US) and Advanced Security and Directed Energy Systems (AS & DES). AM & US focuses on the development and early introduction of next generation end-to-end system solutions supporting the Air Warfare Systems, Naval Warfare Systems and Land Combat product lines, as well as leading our entry into Unmanned Systems. AS & DES pursues opportunities in the missile defense and directed energy markets, including the development of new missile defense solutions, National Aeronautics and Space Administration (NASA)/space applications, Information Operations/Information Assurance (IO/IA), modeling/simulation and discrimination capabilities, high power microwave and high energy laser systems.

Network Centric Systems (NCS)—NCS, headquartered in McKinney, Texas, is a leading provider of net-centric mission solutions for government and civil customers. NCS leverages its capabilities in networking, command and control, and communications to develop and produce solutions for customers including the U.S. Army, Air Force, Navy and Marine Corps and other government customers, as well as numerous international customers.

In 2009, NCS had several key initiatives in certain focus markets, including U.S. Army modernization, international and domestic homeland security, civil communications and transportation solutions. NCS was awarded the India

Geosynchronous Augmented Navigation System (GAGAN) contract to provide the world’s most advanced transportation air navigation system. This award follows the 2008 award of the Joint Precision Approach and Landing System (JPALS) contract for the U.S. Navy, solidifying NCS’ position as a leader in Satellite Based Augmentation Systems (SBAS). NCS was awarded an open road tolling project with the State of Florida, one of the largest of such projects in the U.S. NCS also worked closely with the U.S. Army to tailor battlefield sensor, communications, command and control, and netted-lethality solutions developed for the Future Combat Systems (FCS) program for deployment into other current force platforms such as the Stryker and Abrams, as well as planning for the future Ground Combat Vehicle under the U.S. Army’s Brigade Combat Team (BCT) Modernization initiative. NCS also demonstrated MAINGATE, a Defense Advanced Research Agency (DARPA) program, which integrates legacy and future combat radios into a single network and positions NCS as the backbone communications provider for future tactical networks. In 2009, NCS acquired BBN Technologies Corp. and related entities. Raytheon BBN Technologies, is a strategic research partner with the DoD and a provider of critical solutions for national defense and security missions such as the Wireless Network After Next (WNaN) program to develop scalable, adaptive, ad hoc networks that use very inexpensive yet flexible software radios and include Disruption Tolerant Networking (DTN) technologies that allow the nodes to store packets temporarily during link outages. Raytheon BBN Technologies also provides Boomerang, a deployed sniper detection system that provides real-time target directions to combat teams.

NCS has the following principal product lines:

–

Combat Systems (CS)—CS provides integrated ground-based surveillance and target engagement solutions designed to provide a significant advantage to the U.S. Army and Marine Corps warfighters. CS develops advanced ground sensor capabilities for the U.S. Army’s BCT Modernization program such as the Mast Mounted Sensor (MMS) and the Multi-Function Radio Frequency System (MFRFS). CS also developed the Active Protection System (APS) which destroys rocket-propelled grenades or anti-tank missiles targeting combat vehicles. In addition, CS provides the Long Range Advanced Scout Surveillance System (LRAS3), a long-range multi-sensor system which provides the ability to detect, identify and geo-locate distant targets, and is now networked to enable multi-sensor improved accuracy. Other CS systems include the Integrated Target Acquisition System (ITAS) which increases target detection, acquisition, recognition and engagement ranges and HTI 2nd Generation FLIR (Horizontal Technology Integration Forward Looking Infrared) systems which provide the host vehicle the capability to detect, recognize, acquire and engage targets at extended ranges.

–

Integrated Communications Systems (ICS)—ICS offers wireless, high-bandwidth and transformational communication solutions for every DoD agency, and for civil and international customers. These solutions enable connectivity for Net-centric Operations (NCO) and the Global Information Grid (GIG) and provide mission assurance to customers with satellite, point-to-point and networked communications services that are effective on land, sea, undersea, air and space. Solutions include the Enhanced Position Location Reporting System (EPLRS), an integrated networking system that provides robust, high-speed battlefield communications for warfighters; the Secure Mobile Anti-Jam Reliable Tactical Terminal (SMART-T), a low-cost, extremely high frequency (EHF) satellite terminal that provides robust, low probability-of-detection, jam-resistant, multi-channel communications in support of the field commander; and the U.S. Navy Multi-band Terminal (NMT), a single terminal for the U.S. Navy’s next generation satellite communications. ICS also includes Raytheon BBN Technologies and its advanced networking and cybersecurity technologies and capabilities.

–

Command and Control Systems (C2S)—C2S develops, delivers and supports domestic and international military and civil customers, including the Federal Aviation Administration (FAA), Department of Transportation and DoD, with integrated networked command and control (C2) systems encompassing ground, air, space and security systems. Command and Control systems are designed to securely capture, present and tailor actionable knowledge in real-time to meet the needs of decision makers (e.g. military commander, air traffic controller, border patrol) to minimize information overload and enable rapid decisions. C2S ground, air and space capabilities include integrated communications, navigation, surveillance, air traffic management and open road tolling systems. C2S products include the U.S. Army’s Advanced Field Artillery Tactical Data System (AFATDS) and Joint Automated Deep Operations Coordination System (JADOCS), which provide for the command and control of battlefield weapons, effects and operations. C2S also is continuing to develop advanced airspace management capabilities with the FAA certified Wide Area Augmentation System (WAAS), Japan’s Multifunction Transport Satellite-based Augmentation System (MSAS) and India’s GAGAN to improve airspace design flexibility and efficiency by removing route dependency on ground-based navigational aids. C2S is developing open road tolling systems for both the Florida Turnpike Toll System and the Texas Department of Transportation. Additionally, C2S is developing and implementing the Perimeter Intrusion Detection System (PIDS) at four airports under the Port Authority of New York and New Jersey, and executing programs for Middle East-based commercial, oil, gas and petrochemical companies to improve security of their most critical infrastructure.

–

Thales-Raytheon Systems, LLC (TRS)—TRS is a joint venture between Thales Group and Raytheon. TRS combines the two companies’ capabilities in Air Command and Control Systems (ACCS), Air Operations Centers, Battlefield Weapon Locating Radars and Military Air Surveillance Radars to provide cost-effective solutions for military air operations centers and joint operations centers. Solutions include the Firefinder Weapon Locating Radar system for the U.S. Army and international customers, the U.S. Battle Control System (BCS), a next-generation air sovereignty command and control system, and the NATO ACCS.

–

Operations and Precision Components (OPC)—OPC provides a broad range of imaging capabilities, including next-generation X-ray, visible, infrared, and millimeter wave focal plane arrays for thermal imaging, earth remote sensing and astronomy applications, as well as precision optical and electronic solutions, electronic hardware and software products that enhance the interoperability of communications systems, through its Raytheon Vision Systems and ELCAN products. OPC also designs and manufactures strategic precision mechanical and electronic components and provides related services through its Raytheon Precision Manufacturing products. Customers include the DoD, NASA and international customers.

Space and Airborne Systems (SAS)—SAS, headquartered in El Segundo, California, is a leader in the design and development of integrated systems and solutions for advanced missions, including traditional and non-traditional intelligence, surveillance and reconnaissance (ISR), precision engagement, unmanned aerial operations and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides electro-optical/infrared sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, processors, electronic warfare systems and space-qualified systems for civil and military applications. Key customers include the U.S. Navy, Air Force and Army, as well as classified and international customers.

In 2009, SAS secured a prime development contract to equip the U.S. Navy’s P-8A Poseidon with the Advanced Airborne Sensor, the follow-on to the Littoral Surveillance Radar System. SAS also won a key contract in electronic warfare from the U.S. Navy for a technology maturation study of next-generation jammer capability to replace the current ALQ-99 jamming system on the EA-18G Growler aircraft. In the international market, SAS was awarded a contract to supply APG-63 fire control radars and support equipment for the Japan Air Self-Defense Force and a Swiss Air Force contract to provide Advanced Targeting Forward Looking Infrared (ATFLIR) pod systems and spares. Under a contract award from DARPA, SAS will develop ultra-lightweight active electronically scanned array (AESA) radar to equip an experimental Integrated Sensor Is Structure airship. Additionally, SAS had successful launches and clear images with sharp spectral information from the Advanced Responsive Tactically Effective Military Imaging Sensor (ARTEMIS) aboard U.S. Air Force’s TacSat-3 satellite, from the Mini-RF sensor aboard NASA’s Lunar Reconnaissance Orbiter (LRO) and a successful September launch of two Space Tracking and Surveillance System payloads aboard a Delta II rocket. In March, SAS shipped the NASA Aerosol Polarimetry Sensor for integration with the Glory spacecraft.

SAS has the following principal product lines:

–

Tactical Airborne Systems (TAS)—TAS designs and manufactures cost-effective, high-performance air dominance solutions for tactical and strategic platforms, delivering trusted, actionable information and mission assurance. TAS provides sensors and integrated avionics systems using advanced fire control radars, electronic warfare and processor technologies to customers including the U.S. Navy, Air Force and Marine Corps and foreign governments. TAS produces radars using either mechanically scanned or AESA antennas for the U.S. Air Force’s F-15 and B-2 aircraft and for the U.S. Navy’s F/A-18 and EA-18G aircraft. TAS also provides electronic technology capabilities for aircraft and shipboard self-protection systems to counter threats while enhancing platform and force survivability including advanced towed decoys, radar warning receivers, jammers and integrated electronic warfare systems. In addition, TAS’ advanced airborne processors form the basis of the mission computer/signal processing systems in the F-16, F-22 and F-35 aircraft.

–

Intelligence, Surveillance and Reconnaissance Systems (ISRS)—ISRS designs and manufactures sensor, surveillance and targeting solutions that enable actionable information for strike, persistent surveillance and special mission applications. ISRS provides maritime and overland surveillance radars, terrain following/terrain avoidance radars and electro-optical/infrared sensors to customers including every branch in the DoD, the Department of Homeland Security (DHS) and foreign governments. The ISRS portfolio includes the APY-10 radar for the U.S. Navy’s Multi-Mission Maritime Aircraft, the AAS-44(V) forward looking infrared sensor for the U.S. Navy’s H-60 helicopters, the Multi-spectral Targeting System for the U.S. Air Force’s Predator unmanned aerial system (UAS) and the ASQ-228 ATFLIR targeting pod for the F/A-18 Hornet and Super Hornets. ISRS also provides the Enhanced Integrated Sensor Suite for the Global Hawk UAS, which enables the Global Hawk to scan large geographic areas and produce outstanding high-resolution reconnaissance imagery. In addition, ISRS provides integrated solutions for all tiers of airborne intelligence, surveillance and reconnaissance systems, including the dual mode Synthetic Aperture Radar/Moving Target Indicator sensor for the ASTOR program for the U.K. Ministry of Defence, which enables high-resolution images and the monitoring of hostile forces.

–

Space Systems (SS)—SS designs and manufactures space and space-qualified sensor payloads for large national programs and develops innovative solutions for emerging intelligence, defense and civil space applications. SS provides electro-optical, infrared, radio frequency and laser space-based sensors to customers including branches of the DoD, MDA, NASA, classified customers and foreign governments. Its non-classified programs include the Visible Infrared Imager Radiometer Suite, which will provide advanced imaging and radiometric capabilities onboard the National Polar-orbiting Operational Environmental Satellite System, and ARTEMIS, a sophisticated hyperspectral imaging sensor for the U.S. Air Force Research Laboratory (AFRL).

–

Other SAS product lines include Advanced Concepts and Technologies (ACT) and Integrated Technology Programs (ITP). ACT conducts internal research and development for SAS and contract research and development for customers, including AFRL and DARPA. ITP provides a wide range of state-of-the-art product families and engineering services in support of the DoD’s recent efforts to transform the capabilities and structure of the U.S. Armed Forces, including a variety of sophisticated GPS systems and anti-jam solutions for many customers, including the U.S. Air Force and Navy.

Technical Services (TS)—TS, headquartered in Reston, Virginia, provides a full spectrum of technical, scientific and professional services to defense, federal, international and commercial customers worldwide. It specializes in training, logistics, engineering services, product support and operational support services. TS provides solutions for mission support, homeland security, space, civil aviation, counterproliferation and counterterrorism markets. Key customers include all branches of the U.S. Armed Forces, as well as the DHS, NASA, FAA, Department of Energy, Defense Threat Reduction Agency (DTRA) and international governments.

In 2009, TS continued to expand its Global Training Solutions capabilities and offerings domestically and internationally. During the first contract year, the TS-led Air Traffic Control Optimum Training Solution (ATCOTS) program trained more than 5,000 FAA air traffic controllers. As a key supplier to the Metrix Consortium, Raytheon also began Early Training Transformation for the U.K. Ministry of Defence as the prelude to the Defence Training Rationalisation program, a program to transform specialist training across the U.K. military. In addition, the TS-led Warfighter Field Operations Customer Support (FOCUS) activities have been providing integrated training and training support, primarily to the U.S. Army, at numerous locations around the world for nearly two years.

TS has the following principal product lines:

–

Integrated Support Solutions (ISS)—ISS supports systems and products from design to deployment, providing outsourced services to the mission support, civil aviation, homeland security and threat reduction markets. ISS offers a range of capabilities including engineering services, field support, integrated logistics support, training, maintenance, installation and integration services for U.S. and international government customers and contractors. ISS also specializes in installation, maintenance and upgrades of Raytheon products at customer facilities. As part of this effort, ISS provides support to NASA’s Neutral Buoyancy Lab and Space Vehicle Mockup Facility at the Johnson Space Center and also works with DTRA on international counterproliferation and counterterrorism programs in the former Soviet Union.

–

Customized Engineering & Depot Support (CEDS)—CEDS provides a broad spectrum of engineering and limited-production services. CEDS provides Capability Maturity Model Integration for Development (CMMI-DEV®) Maturity Level 3 capability for all engineering functions. For the V-22 Osprey aircraft program, CEDS manages the Systems Integration Lab, leads the software support activity, performs updates to operational flight profile software and provides mission planning software and training devices. CEDS also provides integration and field support for the Shared Reconnaissance Pod, which enables real-time, high-resolution imaging for F/A-18E/F air crews and air operation commanders. CEDS provides upgrades and integration services to a number of air platforms, including the A-10, the HH-60, the B-52 and the F-16, and ground-based platforms, including radars and tanks. CEDS also provides full life-cycle support for air, sea and land-based electronics and weapons. CEDS also provides Mission Support to Canada’s military across numerous platforms, including the Phalanx Close-In Weapon System, the SPS-49 Air Defense Radar and the APG-73 Radar.

–

Warfighter FOCUS—The TS-led Warrior Training Alliance (WTA) operates the Warfighter FOCUS activities and provides integrated operational training support, primarily to the U.S. Army. TS is leading a team of subcontractors on this 10-year program which is composed of various contracts for education, virtual and live training, including operational training for domestic and foreign locations, most of which are individually bid and awarded. The WTA provides integrated turnkey, life-cycle training services and support worldwide. Work performed by the WTA includes: support for training exercises and operations; maintenance for all training and range systems; curriculum development and instruction; management oversight and administration for contractor activities; and supply support for all government-owned property and material.

–

Raytheon Professional Services (RPS)—RPS excels at designing, implementing and managing highly complex training solutions that align an organization’s employees, customers and partners. Using systems engineering practices, RPS applies commercial solutions, processes, tools and training experts to make its training programs available anytime, anywhere. This enables RPS clients to scale competencies and resources to meet the geographic, cultural and regulatory demands of their distributed enterprise. RPS helps leading companies in numerous countries rethink the way training is delivered internally. RPS clients include General Motors Corporation, NASA and the FAA.

–

Raytheon Polar Services—Raytheon Polar Services is the prime operations and logistics contractor to the National Science Foundation to support scientific research and maintain a geopolitical presence in Antarctica. It provides core business applications, information security processes and oversight in accordance with stringent federal guidelines.

International Subsidiaries—We conduct the operations and activities of our business segments in certain countries through international subsidiaries, including Raytheon Systems Limited (RSL) for the U.K., Raytheon Australia and Raytheon Canada Limited (RCL). RSL designs, develops and manufactures advanced systems for network-enabled operations, safety critical control functions and precision systems for the U.K. Ministry of Defence, U.K. Home Office and commercial air traffic control organizations. Programs include e-Borders, an advanced border control and security program (with IIS), the Airborne Standoff Radar (ASTOR), a world-class ground surveillance capability (with SAS) and the Joint Effects Tactical Targeting System (JETTS) (with NCS). Raytheon Australia is a Mission Support and mission systems integration provider to the Australian Government. Programs include the Air Warfare Destroyer contract to design, develop and procure the combat system for the new Hobart Class destroyers (with IDS). Raytheon Australia also manages the entire operations and maintenance requirements of the Canberra Deep Space Communication Complex and provides design, integration and lifecycle operations and maintenance services for the Royal Australian Defense Force’s aerospace capability (with TS). RCL provides persistent surveillance radar for air traffic management systems (primarily with NCS).

Sales to the U.S. Government

Our total net sales to the U.S. Government were $22.0 billion in 2009, $20.2 billion in 2008 and $18.3 billion in 2007, representing 88%, 87% and 86% of total net sales in 2009, 2008 and 2007, respectively. Included in U.S. Government sales were foreign military sales through the U.S. Government of $2.8 billion, $1.8 billion and $1.5 billion in 2009, 2008 and 2007, respectively. Our principal U.S. Government customer is the DoD; other U.S. Government customers include the Departments of Homeland Security, Justice, State and Energy, Intelligence Community agencies, NASA and the FAA.

U.S. Government Contracts and Regulation

We act as a prime contractor or major subcontractor for numerous U.S. Government programs. As a result, we are subject to extensive regulations and requirements of the U.S. Government agencies and entities which govern these programs, including with respect to the award, administration and performance of contracts under such programs. We are also subject to certain unique business risks associated with U.S. Government program funding and appropriations and government contracts and with supplying technologically-advanced, cutting edge defense-related products and services to the U.S. Government.

U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. For a discussion of certain risks associated with compliance with U.S. Government contract regulations and requirements, see Item 1A “Risk Factors” of this Form 10-K.

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

We are also involved in U.S. Government programs, principally through our IIS and SAS business segments, which are classified by the U.S. Government and cannot be specifically described in this Form 10-K. The operating results of these classified programs are included in our consolidated financial statements. The business risks and considerations associated with these classified programs generally do not differ materially from those of our other U.S. Government programs and products. Total classified sales were 13%, 12% and 13% of total net sales in 2009, 2008 and 2007, respectively.

We are subject to government regulations and contract requirements which may differ from U.S. Government regulation with respect to our sales to non-U.S. customers. See “International Sales” below for more information regarding our sales outside of the U.S. and Item 1A “Risk Factors” for a discussion of the risks associated with international sales.

See “Sales to the U.S. Government” on page 9 of this Form 10-K for information regarding the percentage of our revenues generated from sales to the U.S. Government.

International Sales

Our sales to customers outside the U.S. were $5.3 billion or 21% of total net sales in 2009, $4.6 billion or 20% of total net sales in 2008, and $4.2 billion or 20% of total net sales in 2007. Included in sales to customers outside the U.S. were foreign military sales through the U.S. Government of $2.8 billion, $1.8 billion and $1.5 billion, in 2009, 2008 and 2007, respectively. International sales were principally in the fields of air defense systems, missile systems, airborne radars, naval systems, air traffic control systems, missile defense systems, electronic equipment, computer software and systems, homeland security solutions, personnel training, equipment maintenance and microwave communication and other products and services permitted under the International Traffic in Arms Regulations (ITAR). Generally, we finance our foreign subsidiary working capital requirements in the applicable countries. Sales and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the ITAR and the Foreign Corrupt Practices Act and the export laws and regulations described below, as well as foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country. In addition, embargoes, international hostilities and changes in currency values can also impact our international sales. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. We have acted to protect ourselves against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees and/or progress payments. See revenues derived from external customers and long-lived assets by geographical area set forth in “Note 16: Business Segment Reporting” within Item 8 of this Form 10-K.

In connection with certain foreign sales, we utilize the services of sales representatives who are paid commissions in return for services rendered.

The export from the U.S. of many of our products may require the issuance of a license by either the U.S. Department of State under the Arms Export Control Act of 1976 (formerly the Foreign Military Sales Act) and its implementing regulations under the ITAR, the U.S. Department of Commerce under the Export Administration Act and its implementing regulations as kept in force by the International Emergency Economic Powers Act of 1977 (IEEPA), and/or the U.S. Department of the Treasury under IEEPA or the Trading with the Enemy Act of 1917. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15-60 days (depending on the identity of the importing country that will utilize the equipment and services) prior to authorizing such exports. During that time, Congress may take action to block or delay a proposed export by joint resolution which is subject to Presidential veto.

Additional information regarding the risks associated with our international business is contained in Item 1A “Risk Factors” of this Form 10-K.

Backlog

Our backlog of orders was $36.9 billion at December 31, 2009 and $38.9 billion at December 31, 2008. The 2009 amount includes backlog of approximately $30.3 billion from the U.S. Government compared with $33.0 billion at the end of 2008. Approximately $5.6 billion and $0.6 billion of the 2009 backlog amount represents direct foreign government backlog and non-government foreign backlog, respectively. Approximately $18.5 billion of the 2009 year-end backlog is not expected to be filled during the following twelve months. These amounts include both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated or obligated to us). For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

Research and Development

We conduct extensive research and development activities to continually enhance our existing products and services and develop new products and services to meet our customers’ changing needs and requirements and address new market opportunities. During 2009, we expended $565 million on research and development efforts compared with $517 million in 2008 and $502 million in 2007. These expenditures principally have been for product development for the U.S. Government, including bid and proposal efforts related to U.S. Government programs. We also conduct funded research and development activities under U.S. Government contracts which are included in net sales. For additional information related to our research and development activities, see “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K.

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

In recent years, our revenues in the second half of the year have generally exceeded revenues in the first half. The timing of U.S. Government awards, the availability of U.S. Government funding and product deliveries are among the factors affecting the periods in which revenues are recorded. We expect this trend to continue in 2010.

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

Patents and Licenses

We own an intellectual property portfolio which includes many United States and foreign patents, as well as unpatented know-how, data, software, trademarks and copyrights, all of which contribute to the preservation of our competitive position in the market. In certain instances, we have augmented our technology base by licensing the proprietary intellectual property of others. We also license our intellectual property to others. While our intellectual property rights in the aggregate are important to the operation of Raytheon, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business, taken as a whole.

Employment

As of December 31, 2009, we had approximately 75,000 employees. Approximately 7% of our employees are unionized. We consider our union-management relationships to be generally satisfactory.

Environmental Regulation

Our operations are subject to and affected by a variety of federal, state and local environmental protection laws and regulations. We have provided for the estimated cost to complete remediation where we have determined that it is probable that we will incur such costs in the future to address the environmental impact at current or formerly owned operating facilities or at sites where we have been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency (EPA) or similarly designated by other environmental agencies. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup, the discovery and application of innovative remediation technologies, and the status of the law, regulations and their interpretations.

In order to assess the potential impact on our consolidated financial statements, we estimate the possible remediation costs that we could reasonably incur. Such estimates take into consideration the professional judgment of our environmental professionals and, in most cases, consultations with outside environmental specialists.

If we are ultimately found to have liability at those sites where we have been designated a PRP, we expect that the actual costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, however, responsible parties may be jointly and severally liable and, therefore, potentially liable for the full cost of funding such remediation. In the unlikely event that we are required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs. The amounts we record do not reflect the unlikely event that we would be required to fund the entire cost of such remediation, nor do they reflect the possibility that we may recover some of these environmental costs from insurance policies or from other PRPs, because neither manner of recovery is deemed probable. However, a portion of these costs are eligible for future recovery through the pricing of our products and services to the U.S. Government.

We manage various government-owned facilities on behalf of the U.S. Government. At such facilities, environmental compliance and remediation costs have historically been primarily the responsibility of the government and we relied (and continue to rely with respect to past practices) upon government funding to pay such costs. While the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance are typically borne by either the government or the contractor, depending on the contract and the relevant facts. Fines and penalties are unallowable costs under the contracts pursuant to which such facilities are managed.

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

ITEM 1A. RISK FACTORS

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding our 2010 financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance including with respect to our liquidity and capital resources, our pension expense and funding, our unrecognized tax benefits and the outcome of legal proceedings, claims, investigations, commitments and contingencies, as well as information regarding domestic and international defense spending and budgets. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

We depend on the U.S. Government for a substantial portion of our business and changes in government defense spending could have consequences on our financial position, results of operations and business.

In 2009, U.S. Government sales accounted for approximately 88% of our total net sales. U.S. Government sales included foreign military sales through the U.S. Government of $2.8 billion in 2009. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Department of Homeland Security, the Intelligence Community and other departments and agencies. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. The overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the DoD’s modernization initiatives. Looking forward, we expect overall defense spending to increase in the near term, albeit at lower rates than in recent years. However, projected defense spending levels are uncertain and become increasingly difficult to predict for periods beyond the near-term due to numerous factors, including the external threat environment, funding for on-going operations in Iraq and Afghanistan, future priorities of the Administration and the overall health of the U.S. and world economies and the state of governmental finances.

Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition.

Our financial performance is dependent on our ability to perform our U.S. Government contracts, which are subject to uncertain levels of funding and termination.

Our financial performance is dependent on our performance under our U.S. Government contracts. While we are involved in numerous programs and are party to thousands of U.S. Government contracts, the termination of one or more large contracts, whether due to lack of funding, for convenience, or otherwise, or the occurrence of delays, cost overruns and product failures in connection with one or more large contracts, could negatively impact our results of operations and financial condition. Furthermore, we can give no assurance that we would be able to procure new U.S. Government contracts to offset the revenues lost as a result of termination of any of our contracts.

The funding of U.S. Government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for one of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales under such contract or subcontract. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. Government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such period (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and these delays can affect our results of operations during the period of delay.

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

Our international business is subject to geo-political and economic factors, regulatory requirements and other risks.

Our international business exposes us to geo-political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries. These risks differ from and potentially may be greater than those associated with our domestic business. In addition, our exposure to such risks may increase if our international business continues to grow as we anticipate.

Our international business is sensitive to changes in the priorities and budgets of international customers, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, regional and local economic and political factors, as well as U.S. foreign policy. Our international sales are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR) and the Foreign Corrupt Practices Act and other export laws and regulations. They are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include requirements on specific in-country purchases, manufacturing agreements or financial support obligations, known as offsets, and provide for penalties if we fail to meet such requirements. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs which could negatively impact our results of operations and financial condition.

Sales of our products outside of the U.S. require U.S. Government authorization and such authorizations may be delayed or withheld.

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

To achieve our business strategies and continue to grow our revenues and operating profit, we must successfully develop new or adapt or modify our existing offerings and technologies for our current core defense markets and our future markets, including adjacent and emerging markets. Accordingly, our future performance depends on a number of factors, including our ability to:

–	Identify emerging technological trends in our current and future markets;
–	Identify additional uses for our existing technology to address customer needs in our current and future markets;
–	Develop and maintain competitive products and services for our current and future markets;
–	Enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors;
–	Develop and manufacture and bring solutions to market quickly at cost-effective prices; and
–	Effectively structure our businesses, through the use of joint ventures, teaming agreements and other forms of alliances, to reflect the competitive environment.

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

The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. If we fail in our new product development efforts or our products or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.

We enter into fixed-price and other contracts which could subject us to losses in the event that we experience cost growth that cannot be billed to customers.

Generally, our customer contracts are either fixed-priced or cost reimbursable contracts. Under fixed-priced contracts, which represent about half of our backlog, we receive a fixed price irrespective of the actual costs we incur and, consequently, we must carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.

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

Government contractors must also comply with specific procurement regulations and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. In addition, current U.S. Government budgetary constraints could lead to changes in the procurement environment. If such changes occur, our costs of complying with procurement requirements could increase and reduce our margins.

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

We are dependent upon the delivery by suppliers of materials and the assembly by subcontractors of major components and subsystems used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. Some products require relatively scarce raw materials. We are generally subject to specific procurement requirements, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, we may not have readily available alternatives. While we enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. In addition, some of our suppliers or subcontractors may be impacted by the recent global financial crisis, which could impair their ability to meet their obligations to us. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.

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

For a complete discussion regarding how our financial statements can be affected by pension and other benefit plan accounting policies, see “Critical Accounting Estimates” on page 34 within Item 7 of this Form 10-K.

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

At December 31, 2009, we had goodwill and other intangible assets of approximately $12.5 billion, net of accumulated amortization, which represented approximately 53% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

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

Approximately 5,600 of our employees are unionized, which represents approximately 7% of our employee-base at December 31, 2009. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many U.S. and foreign patents and patent applications, and have rights in unpatented know-how, data, software, trademarks and copyrights. The U.S. Government has licenses under certain of our patents and certain other intellectual property that are developed in performance of government contracts, and it may use or authorize others to use such patents and intellectual property for government purposes. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and prevent disclosure of our proprietary information. These measures may not suffice to deter misappropriation or third party development of similar technologies. Moreover, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under U.S. law.

Our operations expose us to the risk of material environmental liabilities.

We use and generate large quantities of hazardous substances and wastes in our manufacturing operations. As a result, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures. For example, we are investigating and remediating contamination related to our past practices at numerous properties and, in some cases, have been named as a defendant in related “toxic tort” claims for costs of cleanup and property damages.

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

A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services, including missile systems, command and control systems, border security systems, and air traffic management systems. In some, but not all, circumstances, we may be entitled to indemnification from our customers, either through contractual provisions, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, or otherwise. The amount of our insurance coverage we maintain may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance to protect against all operational risks and liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations and financial condition.

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

As of December 31, 2009, we owned, leased or utilized through operating agreements approximately 30.6 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 93% of which was located in the United States. Approximately 42% of this amount was owned (or held under a long term ground lease with ownership of the improvements), approximately 53% was leased and approximately 5% was made available under facilities contracts for use in the performance of U.S. Government contracts. Of the 30.6 million square feet of floor space owned, leased or utilized through operating agreements by us, approximately 1.4 million square feet was leased or subleased to unrelated third parties. In addition to the 30.6 million square feet, we had approximately 0.6 million square feet of floor space that was vacant.

There are no major encumbrances on any of our facilities other than financing arrangements which in the aggregate are not material. Management believes our properties have been well maintained, are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements.

As of December 31, 2009, our business segments had significant facilities at the following locations:

–

Integrated Defense Systems—Huntsville, AL; San Diego, CA; Andover, MA; Billerica, MA; Sudbury, MA; Tewksbury, MA; Woburn, MA; Maple Lawn, MD; Portsmouth, RI; Keyport, WA; Canberra, Australia; and Kiel, Germany.

–	Intelligence and Information Systems—Aurora, CO; Riverdale, MD; Omaha, NE; State College, PA; Garland, TX; Falls Church, VA; Reston, VA; Springfield, VA; and Uxbridge, England.
–	Missile Systems—East Camden, AR; Tucson, AZ; Rancho Cucamonga, CA; Louisville, KY; and Farmington, NM.
–

Network Centric Systems—Fullerton, CA; Goleta, CA; Largo, FL; Ft. Wayne, IN; Cambridge, MA; Marlboro, MA; Towson, MD; Dallas, TX; McKinney, TX; Plano, TX; Richardson, TX; Midland, Ontario, Canada; Waterloo, Ontario, Canada; Harlow, England; Malaga, Spain; and Glenrothes, Scotland.

–	Space and Airborne Systems—El Segundo, CA; Goleta, CA; Forest, MS; Dallas, TX; and McKinney, TX.
–	Technical Services—Chula Vista, CA; El Segundo, CA; Van Nuys, CA; Orlando, FL; Indianapolis, IN; Burlington, MA; Troy, MI; Norfolk, VA; Reston, VA; Canberra, Australia; and Christchurch, New Zealand.
–	Corporate—Billerica, MA; Waltham, MA; Garland, TX; Plano, TX; and Arlington, VA.

A summary of the square feet of space owned, leased and utilized by us as of December 31, 2009, by business segment was as follows:

	Leased	Owned(1)	Government Owned(2)	Total(3)
Integrated Defense Systems	2,160,000	3,197,000	109,000	5,466,000
Intelligence and Information Systems	2,390,000	880,000	—	3,270,000
Missile Systems	2,750,000	1,136,000	1,243,000	5,129,000
Network Centric Systems	2,720,000	3,356,000	—	6,076,000
Space and Airborne Systems	2,875,000	3,626,000	—	6,501,000
Technical Services	2,773,000	275,000	211,000	3,259,000
Corporate	496,000	377,000	—	873,000
Totals	16,164,000	12,847,000	1,563,000	30,574,000
(1)	Ownership may include either fee ownership of land and improvements or a long-term land lease with ownership of improvements.
(2)	“Government Owned” means space utilized by the Company pursuant to an operating agreement (GOCO).
(3)	Excludes approximately 650,000 square feet of vacant space.

ITEM 3. LEGAL PROCEEDINGS

We primarily engage in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which the U.S. Government funds. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Government contractors are also subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice (DoJ) and Congressional Committees. The DoJ, from time to time, has convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulation or any applicable U.S. Government regulation (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited.

We are currently conducting a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we have identified several possible areas of concern relating to payments made in connection with certain international operations related to a jurisdiction where we do business. We have voluntarily contacted the Securities and Exchange Commission and the DoJ to advise both agencies that an internal review is underway. Because the internal review is ongoing, we cannot predict the ultimate consequences of the review. Based on the information available to date, we do not believe that the results of this review will have a material adverse effect on our financial condition, results of operations or liquidity.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below. Each executive officer was elected by our Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Lynn A. Dugle

Ms. Dugle has served as Vice President of Raytheon Company and President of the Intelligence and Information Systems (IIS) business unit since January 2009. From June 2008 to December 2008, she was Vice President and Deputy General Manager of the IIS business unit. From April 2004 to June 2008, she served as Vice President, Engineering, Technology and Quality for the Network Centric Systems business unit. Prior to rejoining Raytheon in April 2004, Ms. Dugle held a wide range of officer-level positions with ADC Communications, Inc., a global provider of network infrastructure products and services. Age 50.

Richard A. Goglia

Mr. Goglia has served as Vice President—Treasurer since January 1999. From August 2006 to May 2009, Mr. Goglia also served as Vice President—Corporate Development. Mr. Goglia joined Raytheon in March 1997 and until January 1999, he served as Director, International Finance. Prior to joining Raytheon, Mr. Goglia spent 16 years in various financial and management positions at General Electric Company, a diversified technology, media and financial services company, and General Electric Capital Corporation where his last position was Senior Vice President—Corporate Finance. Age 58.

Jon C. Jones

Mr. Jones has served as Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since November 2005. From May 2005 to November 2005, Mr. Jones served as Vice President and Deputy General Manager of SAS. From February 2004 to May 2005, Mr. Jones was Vice President and Deputy General Manager of the Missile Systems business unit. From May 2001 to February 2004, Mr. Jones was Vice President of Missile Systems’ Strike product line. Mr. Jones joined Raytheon in 1997 with the merger of Hughes, where he had served in positions of increasing responsibility since 1977. Age 55.

Taylor W. Lawrence

Dr. Lawrence has served as Vice President of Raytheon Company and President of the Missiles Systems (MS) business unit since July 2008. Dr. Lawrence joined Raytheon in April 2006 and until July 2008, he served as Vice President, Engineering, Technology and Mission Assurance. From August 2001 to April 2006, Dr. Lawrence was sector vice president and general manager, C4ISR & Space Sensors Division for Northrop Grumman Electronic Systems. From March 1999 to August 2001, Dr. Lawrence was vice president, Products and Technology for Northrop Grumman’s Systems Development & Technology Division. Before joining Northrop Grumman, Dr. Lawrence served as the staff director for the Select Committee on Intelligence for the U.S. Senate and, previously, as deputy director, Information Systems Office of the Defense Advanced Research Projects Agency. Age 46.

Keith J. Peden

Mr. Peden has served as Senior Vice President—Human Resources since March 2001. From November 1997 to March 2001, Mr. Peden was Vice President and Deputy Director—Human Resources. From April 1993 to November 1997, Mr. Peden was Corporate Director of Benefits and Compensation. Age 59.

Colin Schottlaender

Mr. Schottlaender has served as Vice President of Raytheon Company and President of the Network Centric Systems (NCS) business unit since September 2002. From November 1999 to September 2002, Mr. Schottlaender was Vice

President and General Manager of the Tactical Systems division within the Electronic Systems business unit. From December 1997 to November 1999, Mr. Schottlaender was Vice President of Tactical Systems within the Sensors and Electronic Systems division of Raytheon Systems Company. He joined Raytheon in 1977 and held positions of increasing responsibility in domestic and international business development, program management, quality assurance, test engineering and product design/manufacture. Age 54.

Daniel L. Smith

Mr. Smith has served as Vice President of Raytheon Company and President of the Integrated Defense Systems (IDS) business unit since September 2003. From August 2002 to September 2003, Mr. Smith was Vice President and Deputy General Manager of the IDS business unit. From October 1996 to August 2002, he served as Vice President and General Manager of Raytheon’s Naval & Maritime Integrated Systems division. Mr. Smith joined Raytheon in 1996 as the manager of programs for U.S. Navy LPD-17 class ships. Age 57.

Jay B. Stephens

Mr. Stephens has served as Senior Vice President and General Counsel since October 2002. In December 2006, he was also elected as Secretary of the Company. From January 2002 to October 2002, Mr. Stephens served as Associate Attorney General of the United States. From 1997 to 2002, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International, Inc. (formerly AlliedSignal, Inc.). From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury Winthrop Shaw Pittman LLP). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Mr. Stephens currently serves as the Chairman of the Board of the New England Legal Foundation. Age 63.

William H. Swanson

Mr. Swanson has served as Chairman since January 2004 and as Chief Executive Officer since July 2003. Mr. Swanson joined Raytheon in 1972 and has held increasingly responsible management positions, including: President from July 2002 to May 2004; Executive Vice President of Raytheon Company and President of Raytheon’s Electronic Systems business unit from January 2000 to July 2002; Executive Vice President of Raytheon Company and Chairman and CEO of Raytheon Systems Company from January 1998 to January 2000; Executive Vice President of Raytheon Company and General Manager of Raytheon’s Electronic Systems business unit from March 1995 to January 1998; and Senior Vice President and General Manager of the Missile Systems division from August 1990 to March 1995. Mr. Swanson has served on the Board of Directors of FLP Group, Inc., a leading clean energy company, since October 2009. Age 61.

David C. Wajsgras

Mr. Wajsgras has served as Senior Vice President and Chief Financial Officer since March 2006. From August 2005 to March 2006, Mr. Wajsgras served as Executive Vice President and Chief Financial Officer of Lear Corporation, an automotive interior systems and components supplier. From January 2002 to August 2005, he served as Senior Vice President and Chief Financial Officer of Lear. Mr. Wajsgras joined Lear in September 1999 as Vice President and Controller. Age 50.

Michael J. Wood

Mr. Wood has served as Vice President and Chief Accounting Officer since October 2006. Prior to joining Raytheon, Mr. Wood held positions of increasing responsibility over a 16-year career at KPMG LLP, an accounting firm, including most recently as an Audit Partner serving various aerospace and defense clients. Age 41.

Richard R. Yuse

Mr. Yuse has served as Vice President of Raytheon Company and President of the Technical Services (TS) business unit since May 2007. From March 2007 to May 2007, Mr. Yuse was Vice President and Deputy General Manager of the TS business unit. From January 2006 to March 2007, he served as Vice President of the Integrated Air Defense product line of the IDS business unit. Mr. Yuse joined Raytheon in 1976 and has held positions of increasing responsibility on a variety of programs ranging from system architecture and design to flight test director and program manager. Age 58.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At February 16, 2010, there were 35,971 record holders of our common stock. Our common stock is traded on the New York Stock Exchange under the symbol “RTN”. For information concerning stock prices and dividends paid during the past two years, see “Note 17: Quarterly Operating Results (Unaudited)” within Item 8 of this Form 10-K. Although we do not have a formal dividend policy, management believes that a reasonable dividend payout ratio based on the current industry environment and market conditions is approximately one third of our income from continuing operations excluding the FAS/CAS Pension Adjustment. Dividends are subject to quarterly approval by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock. This information is provided as of December 31, 2009.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(B) Weighted average exercise price of outstanding options, warrants and rights(2)	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)(3)
Equity compensation plans approved by stockholders	11,478,673	$35.28	5,982,094
Equity compensation plans not approved by stockholders	—	—	—
Total	11,478,673	$35.28	5,982,094
(1)	This amount includes 2,579,463 shares, which is the aggregate of the actual number of shares issued pursuant to the 2007 Long-Term Performance Plan (LTTP) awards and the maximum number of shares that may be issued upon settlement of outstanding 2008 and 2009 LTPP awards, including estimated dividend equivalent amounts. The shares to be issued pursuant to the 2007, 2008 and 2009 LTPP awards will be issued under the 2001 Stock Plan. The material terms of the 2007, 2008 and 2009 LTPP awards are described in more detail in “Note 13: Stock-based Compensation Plans” within Item 8 of this Form 10-K. These awards, which are granted as restricted stock units, may be settled in cash or in stock at the discretion of the Management Development and Compensation Committee.

This amount also includes 166,754 shares that may be issued upon settlement of restricted stock units, generally issued to non-U.S. employees. The restricted stock units are granted pursuant to the 2001 Stock Plan and shares to be issued in settlement of the units will be issued under the 2001 Stock Plan. The awards of restricted stock units generally vest one-third per year on the second, third and fourth anniversaries of the date of grant.

This amount also includes 3,094,439 shares issuable upon exercise of stock options granted under the 1995 Stock Option Plan. The 1995 Stock Option Plan expired in March 2005 and no additional options may be granted pursuant to that plan.

(2)	Since restricted stock awards and restricted stock unit awards do not have an exercise price, the weighted average exercise price does not take into account restricted stock awards and the 2007, 2008 and 2009 LTPP awards and restricted stock units generally granted to non-U.S. employees.

(3)	As of December 31, 2009, there were (i) 5,863,100 shares available for grant as stock options, stock appreciation rights, restricted stock units and restricted stock under the 2001 Stock Plan and (ii) 118,994 shares available for grant as restricted stock under the 1997 Nonemployee Directors Restricted Stock Plan.

Stock Performance Graph

The following chart compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2004 to the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Aerospace & Defense Index.

Total Return To Shareholders

(Includes reinvestment of dividends)

		Annual Return Percentage Years Ending
Company / Index		12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Raytheon Common Stock		5.75	34.17	17.02	(14.20)	3.62
S&P 500 Index		4.91	15.79	5.49	(37.00)	26.46
S&P Aerospace & Defense Index		15.92	25.16	19.32	(36.54)	24.64

		Indexed Returns Years Ending
Company / Index	Base Period 12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Raytheon Common Stock	100	105.75	141.89	166.04	142.46	147.62
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P Aerospace & Defense Index	100	115.92	145.09	173.12	109.87	136.94

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
October (September 28, 2009-October 25, 2009)	4,403	$45.91	—	$1.2 billion
November (October 26, 2009-November 22, 2009)	2,901,318	47.39	2,900,000	$1.0 billion
December (November 23, 2009-December 31, 2009)	3,157,829	51.71	3,144,700	$0.9 billion
Total	6,063,550	$49.64	6,044,700
(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the fiscal fourth quarter of 2009 includes: (i) the surrender by employees of 7,299 shares of already owned common stock to pay the exercise price in connection with the exercise of employee stock options, and (ii) the surrender by employees of 11,551 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	On October 22, 2008, our Board of Directors authorized the repurchase of an additional $2.0 billion of our outstanding common stock. Purchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL SUMMARY (1)

(In millions, except per share amounts and total employees)	2009	2008	2007	2006	2005
Results of Operations
Total net sales	$24,881	$23,174	$21,301	$19,707	$18,491
Operating income	3,042	2,620	2,354	1,966	1,628
Interest expense, net	109	65	33	197	266
Income from continuing operations	1,977	1,698	1,719	1,209	907
(Loss) income from discontinued operations, net of tax	(1)	(2)	885	96	(27)
Net income	1,976	1,696	2,604	1,305	880
Net income attributable to Raytheon Company	1,935	1,672	2,578	1,283	871
Net cash provided by operating activities from continuing operations	2,745	2,036	1,249	2,477	2,352
Net cash provided by operating activities	2,725	2,015	1,198	2,743	2,515
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$4.89	$3.93	$3.78	$2.62	$1.97
Diluted earnings per share attributable to Raytheon Company common stockholders	4.89	3.92	5.75	2.83	1.91
Dividends declared per share	1.24	1.12	1.02	0.96	0.88
Average diluted shares outstanding	395.7	426.5	448.4	453.9	455.9
Financial Position at Year-End
Cash and cash equivalents	$2,642	$2,259	$2,655	$2,460	$1,202
Current assets	7,868	7,417	7,616	9,517	8,770
Property, plant and equipment, net	2,001	2,024	2,058	2,025	1,997
Total assets	23,607	23,134	23,152	25,396	24,326
Current liabilities	5,523	5,149	4,788	6,715	6,335
Long-term liabilities (excluding debt)	5,816	6,488	3,467	4,232	3,249
Long-term debt	2,329	2,309	2,268	3,278	3,969
Subordinated notes payable	—	—	—	—	408
Total debt	2,329	2,309	2,268	3,965	4,431
Total equity	9,939	9,188	12,629	11,171	10,773
General Statistics
Bookings	$25,058	$26,820	$25,498	$22,417	$20,785
Total backlog	36,877	38,884	36,614	33,838	31,528
Additions to property, plant and equipment	280	304	313	294	296
Depreciation and amortization	402	390	372	361	348
Total employees from continuing operations	75,100	72,800	72,100	69,900	71,600
(1)	All periods presented have been prepared to reflect the adoption in 2009 of the required new accounting standards related to the accounting for noncontrolling interests and the earnings per share (EPS) impact of instruments granted in share-based payment transactions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction

Raytheon Company develops technologically advanced, integrated products, services and solutions in four core defense markets, Sensing, Effects, Command, Control, Communications and Intelligence (C3I), and Mission Support, as well as the Cybersecurity and Homeland Security markets. We serve both domestic and international customers, principally as a prime contractor on a broad portfolio of defense and related programs for government customers.

We operate in six business segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of this Form 10-K.

In this section, we discuss our industry and how certain factors may affect our business, key elements of our strategy, how our financial performance is assessed and measured by management, and other business considerations, including certain risks and challenges to our business. Next, we discuss our critical accounting estimates, which are those estimates that are most important to both the reporting of our financial condition and results of operations and require management’s most difficult or subjective judgment. We then review our results of operations for 2009, 2008 and 2007 beginning with an overview of our total company results, followed by a more detailed review of those results by business segment. We also review our financial condition and liquidity including our capital structure and resources, off-balance sheet arrangements, commitments and contingencies, and conclude with a discussion of our exposure to various market risks.

Industry Considerations

Domestic Considerations

The U.S. and global economies have been turbulent in the past year, and the U.S. budget deficits for 2009 and 2010 are expected to be at historically high levels. As a result, we expect that the Administration will have to balance ongoing critical priorities, such as defense and homeland security, with its new federal spending initiatives, such as health care reform and alternative energy development, with the need to reduce the deficit over time. In this environment, we expect defense spending growth to be somewhat slower than it has been for the previous nine years.

The U.S. Government including foreign military sales accounted for 88% of our total net sales in 2009. Our principal U.S. Government customer is the U.S. Department of Defense (DoD). DoD funding has grown substantially since 2001. The DoD base budget, which excludes funding for operations in Afghanistan and Iraq, grew from $300 billion in fiscal year (FY) 2001 to $513 billion in FY 2009, or 7% compounded annually. The FY 2010 base budget is $531 billion, an increase of $17 billion or 3% from the FY 2009 level, reflective of the still positive but slower growth rates we expect in the future.

DoD modernization funding, which consists of procurement and research and development (R&D), is of particular importance to defense contractors. Modernization funding in the base budget grew at an annual rate of 7% over the FY 2001—FY 2009 period. The FY 2010 modernization level of $185 billion is 2%, or almost $4 billion, higher than the FY 2009 level. We expect the modernization growth rate to be positive, albeit lower than the recent past, going forward due to the need to replace aging inventory of planes, ships, ground combat vehicles and other necessary warfighting equipment, often referred to by DoD officials as recapitalization.

The DoD Operations and Maintenance Account (O&M), which includes funding for training, services and other logistical support functions, is the other major account of importance to the defense industry. O&M in the DoD base budget grew at an annual rate of 6% over the FY 2001—FY 2009 period. The FY 2010 level of $185 billion is 3%, or $5 billion higher, than the FY 2009 level. The Administration’s decision to accelerate the planned increase of active duty ground forces by 92,000 will likely increase O&M funding requirements in the near future.

Overseas Contingency Operations (OCO) in Afghanistan and Iraq have largely been funded through emergency supplemental appropriations rather than in the base budget appropriations. The Administration has indicated it would like to decrease future reliance on emergency supplemental appropriations, and plans to fund OCO with non-emergency appropriations as much as practicable, starting in FY 2010. However, it still plans to request and account for these OCO funds separate from the base budget to maintain visibility and oversight over war costs. Thus far, $128 billion has been provided for OCO in FY 2010, but $33 billion in additional funding has been requested in an emergency supplemental appropriation to provide for the increase in troop levels for Afghanistan. This funding is expected to be approved by Congress in the late spring or summer.

Looking forward, we expect the DoD base budget to increase in the near term, albeit at lower rates than in recent years. Preliminary estimates provided by the Administration indicate modest growth in the DoD base budget, and the Secretary of Defense has publicly advocated for even higher levels. In regard to funding for OCO, the cost of troop increases for Afghanistan may well outweigh any net savings from the reduced U.S. presence in Iraq in the near term. Declines in OCO funding are not likely to be significant in FY 2010, if they occur at all, and future levels of OCO funding will be closely tied to force levels in both Iraq and Afghanistan.

Projected defense spending levels are uncertain and become increasingly difficult to predict for periods beyond the near-term. We believe that the DoD budget and priorities will be affected by several factors, including the following:

–	External threats to our national security, including potential security threats posed by terrorists, emerging nuclear states and other countries;
–	Funding for on-going operations in Iraq and Afghanistan, which will require funding above and beyond the DoD base budget for their duration;
–	Future priorities of the Administration which could result in changes in the DoD budget overall and various allocations within the DoD budget; and
–	The overall health of the U.S. and world economies and the state of governmental finances.

With respect to other parts of the U.S. Government beyond the DoD, we have contracts with a wide range of agencies, including the Department of Homeland Security (DHS), the Department of Justice (DoJ), the Department of State, the Department of Energy, the Intelligence Community, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA) and the National Science Foundation (NSF). Similar to the budget environment for the DoD, we expect the Administration will have to take deficit considerations into account when determining spending priorities for these agencies. Our relationship with these agencies, however, generally is determined more by specific program requirements than by a direct correlation to the overall funding levels for these agencies.

For more information on the risks and uncertainties that could impact the U.S. Government’s demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

International Considerations

In 2009, our sales to customers outside of the U.S. accounted for approximately 21% of our total net sales (including foreign military sales through the U.S. Government). Internationally, the growing threat of additional terrorist activity, emerging nuclear states and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions. While recent global economic challenges have affected the defense and homeland security budgets of some countries, notably in Europe, we currently anticipate that many international defense budgets will grow faster than the U.S. defense budget.

International customers are also expected to continue to adopt similar defense modernization initiatives as the U.S. DoD. We believe this trend will continue as many international customers are facing the same threat environment as the United States and they wish to assure that their forces and systems will be interoperable with U.S. and North Atlantic Treaty Organization (NATO) forces. However, international demand is sensitive to changes in the priorities and budgets of international customers, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, regional and local economic and political factors, as well as U.S. foreign policy. For more information on the risks and uncertainties that could impact international demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

Our Strategy and Opportunities

The following are the broad elements of our strategy:

–	Focus on key strategic pursuits, technology and mission assurance to expand our position in our four core defense markets: Sensing, Effects, C3I and Mission Support.
–	Leverage our domain knowledge in these core markets to provide capability to customers in the Homeland Security and Cybersecurity markets.
–	Expand international business by focusing on customer needs in our core and growth markets.
–	Continue to be a Customer-focused company based on performance, relationships and solutions.

Our Markets

We believe that our technologies, domain knowledge and key capabilities and their alignment with customer needs in our core defense markets, position us favorably to continue to grow and increase our market share. Our core markets also serve as a solid base from which to expand into growth focus areas, such as Homeland Security and Cybersecurity. We continually explore opportunities to leverage our existing capabilities, or develop or acquire additional ones, to expand into growth markets.

–

Sensing—Sensing encompasses technologies that acquire precise situational data across air, space, ground and underwater domains and then generate the information needed for effective battlespace decisions. Our sensing technologies span the full electromagnetic spectrum, from traditional radio frequency (RF) and electro-optical (EO) to wideband, hyperspectral and acoustic sensors. We are focused on leveraging our sensing technologies to provide a broad range of capabilities as well as expanding into growth markets such as sensors to detect Weapons of Mass Destruction.

–

Effects—Effects technologies achieve specific military actions or outcomes, from striking targets or disabling hostile information systems to using directed energy in peacekeeping missions. We are focused on moving beyond kinetic energy weapons to provide a broader range of systems that generate desired effects on an enemy, including using the missile as a node in the network, directed energy, lethal and non-lethal applications and cyber operations. Our Effects capabilities include advanced airframes, guidance and navigation systems, high-resolution sensors, targeting and netted systems.

–

Command, Control, Communication and Intelligence (C3I)—C3I systems provide integrated real-time support to decision-makers on and off the battlefield, transforming raw data into actionable intelligence. We are seeking to continue to grow our market presence in C3I and also expand our knowledge management and discovery capabilities. Our C3I capabilities include situational awareness, persistent surveillance, communications, mission planning, battle management command and control, intelligence and analysis, and integrated ground solutions. In 2009, we acquired BBN Technologies Corp. and related entities (BBN), which are now part of our Network Centric Systems business.

–

Mission Support—We are focused on enabling customer success through total life-cycle support that predicts customer needs, senses potential problems and proactively responds with the most appropriate solutions. Our Mission Support capabilities include technical services, system engineering, logistics, training, operations and maintenance.

–

Homeland Security—We also intend to continue to grow our presence in the domestic and international homeland security markets, focusing on transportation security, immigration control/identity management, critical infrastructure protection, energy security, intelligence program support, law enforcement solutions and emergency preparedness and response.

–

Cybersecurity—We continue to enhance our capabilities in the cybersecurity market. We are focused on providing cyber capabilities to the Intelligence, DoD and DHS markets as well as embedding cybersecurity in our products and in our own IT infrastructure.

International Growth

Because of the breadth of our offerings, our systems integration capability and our strong legacy in the international marketplace, we believe that we are well-positioned to continue to grow our international business. As discussed under “International Considerations,” we believe that demand is growing for solutions in air and missile defense, homeland security including border surveillance, air traffic management, precision engagement, naval systems integration and intelligence, surveillance and reconnaissance. In addition, as coalition forces increasingly integrate military operations worldwide, we believe that our capabilities in network centric operations will continue to be a key discriminator among competitors in these markets.

In 2009, our international sales, including foreign military sales through the U.S. Government, grew to $5.3 billion from $4.6 billion in 2008. In 2009, our international bookings grew to $7,634 million from $7,564 million in 2008.

Focus on the Customer and Execution

Our customer focus continues to be a critical part of our strategy—underpinned by a focus on performance, relationships and solutions. Performance means being able to meet customer commitments and is ensured through strong processes, metrics and oversight. We maintain a “process architecture” that spans our broad programs and pursuits. It consists of processes such as Integrated Product Development System (IPDS) which assures consistency of evaluation and execution at each step in a program’s life-cycle. It also includes our Achieving Process Excellence (APEX), which is our SAP business system software for accounting, finance and program management; Process Re-Invention Integrating Systems for Manufacturing (PRISM), which is our SAP software for manufacturing operations; and Raytheon Enterprise Supplier Assessment (RESA) tool for Supply Chain Management. These processes and systems are linked to an array of front-end and back-end metrics. With this structure, we are able to track results and be alerted to potential issues through numerous oversight mechanisms, including operating reviews and annual operating plan reviews.

We are also continuing to build strong customer relationships by listening to customers, working with them as partners and including them on Raytheon Six SigmaTM teams to jointly improve their programs and processes. We are increasingly focused on responding to our customers’ changing requirements with rapid and effective solutions to real problems.

Other Business Considerations

We currently are involved in over 15,000 contracts. Our largest contract in 2009 was for the Zumwalt Class Destroyer (DDG 1000), which accounted for less than 5% of total net sales in 2009. We believe that our diverse portfolio of programs and capabilities is well suited to a changing defense environment. However, we face numerous challenges and risks, as discussed below and under Item 1A “Risk Factors” of this Form 10-K.

We remain dependent on the U.S. Government for a substantial portion of our business. Sales to the U.S. Government may be affected by changes in procurement policies, budget/economic considerations, changing defense requirements and political developments such as changes in Congress and the Administration. The influence of these factors, which are largely beyond our control, could impact our financial position and results of operations. In addition, we operate in highly competitive markets. These markets are becoming increasingly more concentrated in response to the trend of certain customers awarding a smaller number of large multi-service contracts. Additionally, the DoD and international customers are increasingly turning to commercial contractors for information technology and other support work.

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

We also focus on significant changes in our estimates of contract sales, costs and profits, to assess program performance and the potential impact of such changes on our results of operations. As discussed in greater detail in “Critical Accounting Estimates” our method of accounting for our contracts requires that we estimate contract revenues and costs. Due to the size, length of time and nature of the work required to be performed on many of our contracts, our estimates are complicated and subject to many variables. We review our contract estimates periodically to assess whether revisions are warranted and make revisions and adjustments to our estimates in the ordinary course. Changes in estimates of contract sales, costs and profits are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. In addition, given our number of contracts and our accounting methods, we may recognize changes in multiple contracts in a fiscal quarter that, individually, may be significant, but that result, on a net basis, in no impact on our results of operations. Alternatively, we may recognize changes in numerous contracts in a fiscal quarter that, individually, may be immaterial, but that result, collectively, in a significant change to our results of operations.

FINANCIAL SUMMARY

We use the following key financial performance measures to manage our business on a consolidated basis and by business segment and to monitor and assess our results of operations:

–	Bookings—a forward-looking metric that measures the value of new contracts awarded to us during the year.
–	Net Sales—a growth metric that measures our revenue for the current year.
–	Operating Income—a measure of our profit from continuing operations for the year, before interest and taxes.

We also focus on earnings per share (EPS), including FAS/CAS Adjusted EPS, and measures to assess our cash generation and the efficiency and effectiveness of our use of capital such as free cash flow (FCF) and return on invested capital (ROIC).

Considered together, we believe these metrics are strong indicators of our overall performance and our ability to create shareholder value. We feel these measures are balanced among long-term and short-term performance, growth and efficiency. We use these and other performance metrics for executive compensation purposes.

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

Bookings were $25.1 billion, $26.8 billion and $25.5 billion in 2009, 2008 and 2007, respectively resulting in backlog of $36.9 billion, $38.9 billion and $36.6 billion at December 31, 2009, 2008 and 2007, respectively. Backlog represents the dollar value of contracts awarded for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. We therefore discuss changes in backlog, including any significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portion of our contracts.

In the second quarter of 2009, Kinetic Energy Interceptor (KEI), a developmental program with the Missile Defense Agency (MDA), was terminated for convenience, which resulted in a backlog adjustment of approximately $2.4 billion at MS. The program was cancelled by the MDA due to a change in missile defense priorities.

Total net sales were $24.9 billion, $23.2 billion and $21.3 billion in 2009, 2008 and 2007, respectively.

Operating income was $3.0 billion, $2.6 billion and $2.4 billion in 2009, 2008 and 2007, respectively. Operating margin, which is operating income as a percentage of total net sales, was 12.2%, 11.3% and 11.1% in 2009, 2008 and 2007, respectively. Included in operating income was a FAS/CAS Pension Adjustment, described below in Critical Accounting Estimates, of $27 million of income, $123 million of expense and $259 million of expense in 2009, 2008 and 2007, respectively.

Operating cash flow from continuing operations was $2.7 billion, $2.0 billion and $1.2 billion in 2009, 2008 and 2007, respectively.

A discussion of our results follows below in Consolidated Results of Operations; Segment Results; Financial Condition and Liquidity; and Capital Resources.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are based on the application of U.S. Generally Accepted Accounting Principles (GAAP), which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements. We believe the estimates set forth below may involve a higher degree of judgment and complexity in their application than our other accounting estimates and represent the critical accounting estimates used in the preparation of our consolidated financial statements. We believe our judgments related to these accounting estimates are appropriate. However, if different assumptions or conditions were to prevail, the results could be materially different from the amounts recorded.

Revenue Recognition

We determine the appropriate method by which we recognize revenue by analyzing the type, terms and conditions of each contract or arrangement entered into with our customers. The significant estimates we consider in recognizing revenue for the types of revenue-generating activities in which we are involved are described below. We classify contract revenues as product or service according to the predominant attributes of the relevant underlying contracts unless the contract can clearly be split between product and service. We define service revenue as revenue from activities which are not associated with the design, development or production of tangible assets, the delivery of software code or a specific capability. Our service sales are primarily related to our TS operating segment.

Percentage-of-Completion Accounting—We account for our long-term contracts associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, such as certain cost-plus service contracts, using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. The selection of the method by which to measure such progress towards completion requires judgment and is based on the nature of the products or services to be provided. Our analysis of these contracts also contemplates whether contracts should be combined or segmented. The combination of two or more contracts requires significant judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Additionally, judgment is involved in determining whether a single contract or group of contracts may be segmented based on how the contract was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period had consideration not been given to these factors. We combine closely related contracts when all the applicable criteria under GAAP are met. Similarly, we may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under GAAP are met.

We generally use the cost-to-cost measure of progress for all our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred-to-date to the total estimated costs at completion of the contract. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. Revenues, including estimated earned fees or profits, are recorded as costs are incurred. Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Management must make various assumptions and estimates related to contract deliverables including design requirements, performance of subcontractors, cost and availability of materials, productivity and manufacturing efficiency and labor availability. Incentive and award fees are generally awarded at the discretion of the customer or upon achievement of certain program milestones or cost targets. Incentive and award fees, as well as penalties related to contract performance, are considered in estimating profit rates. Estimates of award fees are based on actual awards and anticipated performance, which may include the performance of subcontractor or partners depending upon the individual contract requirements. Incentive provisions that increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Our claims on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated.

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

Other Revenue Methods—To a much lesser extent, we enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services. Revenue under such contracts is generally recognized upon delivery or as the service is performed. Revenue on contracts to sell software is recognized when evidence of an arrangement exists, the software has been delivered and accepted by the customer, the fee is fixed or determinable and collection is probable. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Royalty revenue is recognized when earned. Revenue generated from fixed price service contracts not associated with the design, development, manufacture or modification of complex aerospace or electronic equipment is recognized as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and we have determined collectability is reasonably assured.

We apply the separation guidance under GAAP for contracts with multiple deliverables. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above.

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

Pension and other postretirement benefit costs are allocated to our contracts as allowed costs based upon the U.S. Government Cost Accounting Standards (CAS). The CAS requirements for pension and other postretirement benefit costs differ from the Financial Accounting Standards (FAS) requirements under GAAP. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense to be recoverable under our expected future contract activity, and therefore did not defer any FAS expense for pension and other postretirement benefit plans in 2006-2008. This resulted in $27 million of incremental income in 2009 and $123 million and $259 million of incremental expense in 2008 and 2007, respectively, reflected in our results of operations for the difference between CAS and FAS requirements for our pension plans in those years.

Pension Costs

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We must calculate our pension costs under both CAS and FAS requirements under GAAP. The calculations under CAS and FAS require judgment. CAS prescribes the allocation to and recovery of pension costs on U.S. Government contracts through the pricing of products and services and the methodology to determine such costs. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both CAS and FAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension cost. In addition, the cash funding requirements for our pension plans are determined under the Employee Retirement Income Security Act of 1974 (ERISA). ERISA funding requirements use a third and different method to determine funding requirements, which are primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities. The ERISA funding requirements will be replaced by the requirements under the Pension Protection Act of 2006. Under the Pension Protection Act, companies will be required to fully fund their pension plans over a seven-year period. For certain defense contractors, the new funding rules become effective when the Cost Accounting Standards Pension Harmonization Rule (Harmonization Rule) goes into effect or no later than 2011. It is expected that the final Harmonization Rule will provide a framework to make more similar the CAS requirements and the ERISA requirements, as revised by the Pension Protection Act. Due to the foregoing differences in requirements and calculation methodologies, our FAS pension expense or income is not necessarily indicative of the funding requirements or amount of government recovery.

We record CAS expense in the results of our business segments. Due to the differences between FAS and CAS amounts, we also present the difference between FAS and CAS expense, referred to as our FAS/CAS Pension Adjustment, as a separate line item in our segment results. This effectively increases or decreases the amount of total pension expense in our results of operations so such amount is equal to the FAS expense amount under GAAP.

The assumptions in the calculations of our FAS expense and CAS expense, which involve significant judgment, are discussed below.

FAS Expense—Our long-term return on plan assets (ROA) and discount rate assumptions are the key variables in determining pension expense or income and the funded status of our pension plans under GAAP.

The long-term ROA represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payment obligations. The Company employs a “building block” approach in determining the long-term ROA assumption. Historical markets are studied and long-term relationships between equities and fixed income are assessed. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term ROA assumption is also established giving consideration to investment diversification, rebalancing and active management of the investment portfolio. Peer data and historical returns are reviewed periodically to assess reasonableness and appropriateness.

The investment policy asset allocation ranges for our domestic pension plans were as follows as of December 31:

Asset Category	2009	2008
U.S. equities	15% - 40%	20% - 55%
International equities	10% - 25%	15% - 35%
Fixed income securities	20% - 45%	20% - 40%
Cash	0% - 15%	0% - 20%
Real estate	2% - 10%	2% - 10%
Other (including private equity)	2% - 7%	2% - 7%

In 2008, we evaluated our asset allocation strategy and determined that our higher allocations of fixed income securities and cash at December 31, 2008, compared to our long-term asset allocation strategy, had been driven by recent market conditions and we expected to return to our long-term investment allocations once normal volatility levels returned to the market. During 2009, as market conditions normalized, we increased our investments in equities and decreased our investments in fixed income securities to be in line with our long term investment strategy. We evaluated the changes in our actual asset allocations as well as the recent modifications to our investment policy allocation ranges and confirmed that they continue to support the long-term ROA assumption. In validating the 2009 long-term ROA assumption, we also reviewed our pension plan asset performance since 1986. Our average actual annual rate of return since 1986 has exceeded our estimated 8.75% assumed annual return. Based upon these analyses and our internal investing targets, we determined our long-term ROA assumption for our domestic pension plans in 2009 was 8.75%, consistent with our 2008 assumption. Our domestic pension plans’ actual rates of return were approximately 17%, (26%) and 8% for 2009, 2008 and 2007, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses as discussed below. If we significantly change our long-term investment allocation or strategy, then our long-term ROA assumption could change.

Shortly after year end, the Company’s Investment Committee modified the investment policy allocation ranges for our domestic pension plans, based upon the most recent periodic asset allocation study and in consideration of current market conditions. The resulting policy allocation ranges are 25% to 40% for U.S. equities, 15% to 30% for international equities, 25% to 40% for fixed income securities, 5% to 15% for cash and 0% to 15% for other investments (including private equity and real estate).

The long-term ROA assumptions for foreign pension benefit plans are based on the asset allocations and the economic environment prevailing in the locations where the pension plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our pension plans.

The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and postretirement benefit obligations. The discount rate assumption is determined by using a theoretical bond portfolio model consisting of bonds AA rated or better by Moody’s for which the timing and amount of cash flows approximate the estimated benefit payments of our pension plans. The discount rate assumption for our domestic pension plans at December 31, 2009 is 6.25%, down from 6.50% in 2008.

An increase or decrease of 25 basis points in the long-term ROA and the discount rate assumptions would have had the following approximate impacts on 2009 pension results:

(In millions)
Change in assumption used to determine net periodic benefit costs for the year ended December 31, 2009
Discount rate	$43
Long-term ROA	36
Change in assumption used to determine benefit obligations for the year ended December 31, 2009
Discount rate	$460

CAS Expense—In addition to providing the methodology for calculating pension costs, CAS also prescribes the method for assigning those costs to specific periods. While the ultimate liability for pension costs under FAS and CAS is similar, the pattern of cost recognition is different. The key drivers of CAS pension expense include the funded status and the method used to calculate CAS reimbursement for each of our plans, and our long-term ROA assumption. Unlike FAS, CAS requires the discount rate to be consistent with the long-term ROA assumption, which changes infrequently given its long-term nature. As a result, changes in bond or other interest rates generally do not impact CAS. In addition, unlike FAS, we can only allocate pension costs for a plan under CAS until such plan is fully funded as determined under CAS requirements. When the estimated future CAS pension costs increase, which occurred at December 31, 2008, driven mainly by the significant decline in the value of our plan assets, the estimated CAS cost to be allocated to our contracts in the future increases.

Other FAS and CAS Considerations—On an annual basis, at December 31st, we update our estimate of future FAS and CAS pension expense based upon actual asset returns and other actuarial factors. Other variables that can impact the pension plans’ funded status and FAS and CAS income or expense include demographic experience such as the expected rates of salary increase, retirement age, turnover and mortality. In addition, certain pension plans provide a lump sum form of benefit that varies based upon externally determined interest rates. Assumptions for these variables are set at the beginning of the year, and are based on actual and projected plan experience. On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation for both FAS and CAS with final census data from the end of the prior year.

The components of the FAS/CAS Pension Adjustment were as follows:

(In millions)	2009	2008	2007
FAS expense	$(646)	$(524)	$(693)
CAS expense	673	401	434
FAS/CAS Pension Adjustment	$27	$(123)	$(259)

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

In 2009, our CAS expense increased by $150 million more than our FAS expense, resulting in a FAS/CAS Pension Adjustment of $27 million of income in 2009 versus $123 million of expense in 2008. The $272 million increase in our CAS expense was driven primarily by negative asset returns in 2008, which caused certain plans to no longer be fully funded under CAS. Our FAS expense also increased by $122 million. The primary components of the change in FAS expense included an increase of $297 million due to the lower than expected return on pension assets during 2008, partially offset by a decrease of $106 million due to the expected return on our discretionary cash contribution to our plans in 2008 as well as the expected return on the expected cash contributions in 2009. In addition, the FAS expense decreased by $47 million due to the recognition of previous historical asset returns which were greater than the expected return.

In 2008 our FAS expense decreased by $169 million compared to 2007. The primary components of the change in FAS expense included a decrease of $88 million due to the recognition of previous years’ historical asset returns, which were greater than the expected return and a decrease of $66 million due to the expected return on our discretionary cash contributions to our plans in 2007 as well as the expected return on the expected cash contributions in 2008.

For 2010, we currently expect our FAS expense will increase more than our CAS expense, which will increase the FAS/CAS Pension Adjustment. We expect the FAS/CAS Pension Adjustment to be approximately $220 million of expense driven by the difference in amortization periods under FAS and CAS, as discussed above, of the net unrecognized liability, principally due to the negative 2008 asset returns. This expected increase in FAS expense in excess of CAS expense is subject to our annual update, generally planned in the third quarter, of our actuarial estimate of the unfunded benefit obligation for both FAS and CAS for final 2009 census data. After 2010, the FAS/CAS Pension Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2009 and without an adjustment for the Harmonization Rule, it appears our FAS expense will continue to exceed our CAS expense until 2013 driven by the difference in amortization periods under FAS and CAS, as discussed above, of the unfunded benefit obligation, principally due to the negative 2008 asset returns.

The Plan’s investments are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price. Investments in fixed income securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in private equity funds, hedge funds and private real estate funds are estimated at fair market value which primarily utilizes net asset values reported by the investment manager. The pension investment team reviews independently appraised values, audited financial statements and additional pricing information to evaluate the net asset values. For the very limited group of securities and other assets for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

In addition, we had $7.5 billion and $7.9 billion of deferred losses in accumulated other comprehensive loss related to our pension and other postretirement benefit plans at December 31, 2009 and 2008, respectively, composed primarily of differences between actual and expected asset returns, changes in discount rates, changes in plan provisions and differences between actual and assumed demographic experience. The $0.4 billion decrease in 2009 was driven primarily by actual asset returns which exceeded our expected return and amortization of previous deferred losses in 2009 pension expense, partially offset by the decrease in discount rate in 2009 from 2008. To the extent we continue to experience such differences between these items, our funded status and related accrued retiree benefit obligation will change. Changes to our accrued retiree benefit obligation are initially reflected as a reduction to other comprehensive income. The deferred losses are amortized and included in future pension expense over the average employee service period of approximately 11 years.

Impairment of Goodwill

We evaluate goodwill for impairment annually on the first day of the fourth quarter and in any interim period in which circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business, significant decreases in federal government appropriations or funding for our contracts, or other significant adverse changes in industry or market conditions. No events occurred during the periods presented that indicated the existence of an impairment with respect to our goodwill related to our continuing operations. We estimate the fair value of our reporting units using a discounted cash flow (DCF) model based on our most recent long-range plan, and compare the estimated fair value of each reporting unit to its net book value, including goodwill. We discount the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. The weighted-average cost of capital is comprised of the estimated required rate of return on equity, based on publically available data for peer companies, plus an equity risk premium related to specific company risk factors, and the after-tax rate of return on our debt, weighted at the relative values of our debt and equity. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. The combined estimated fair value of all of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe our control premium is reasonable based upon historic data of premiums paid on actual transactions within our industry. When available and as appropriate, we also use comparative market multiples to corroborate our DCF model results. There was no indication of goodwill impairment as a result of our 2009 impairment analysis. The combined fair values of our reporting units exceeded the combined net book values, including goodwill, of our reporting units. Based upon our 2009 impairment analysis, the reporting unit that was closest to impairment would not have an impairment until it experienced a decrease in fair value of approximately 30% or more. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

Selected consolidated results were as follows:

				% of Total Net Sales
(In millions, except percentages and per share data)	2009	2008	2007	2009	2008	2007
Net sales
Products	$21,761	$20,923	$19,455	87.5%	90.3%	91.3%
Services	3,120	2,251	1,846	12.5%	9.7%	8.7%
Total net sales	24,881	23,174	21,301	100.0%	100.0%	100.0%
Operating expenses
Cost of sales—products	17,071	16,570	15,431	68.6%	71.5%	72.4%
Cost of sales—services	2,676	1,919	1,580	10.8%	8.3%	7.4%
Administrative and selling expenses	1,527	1,548	1,434	6.1%	6.7%	6.7%
Research and development expenses	565	517	502	2.3%	2.2%	2.4%
Total operating expenses	21,839	20,554	18,947	87.8%	88.7%	88.9%
Operating income	3,042	2,620	2,354	12.2%	11.3%	11.1%
Non-operating expense, net
Interest expense	123	129	196	0.5%	0.6%	0.9%
Interest income	(14)	(64)	(163)	(0.1)%	(0.3)%	(0.8)%
Other expense, net	3	33	70	—%	0.1%	0.3%
Non-operating expense, net	112	98	103	0.5%	0.4%	0.5%
Federal and foreign income taxes	953	824	532	3.8%	3.6%	2.5%
Income from continuing operations	1,977	1,698	1,719	7.9%	7.3%	8.1%
(Loss) income from discontinued operations, net of tax	(1)	(2)	885	—%	—%	4.2%
Net income	1,976	1,696	2,604	7.9%	7.3%	12.2%
Less: Net income attributable to noncontrolling interests	41	24	26	0.2%	0.1%	0.1%
Net income attributable to Raytheon Company	1,935	1,672	2,578	7.8%	7.2%	12.1%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$4.89	$3.93	$3.78
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders	—	(0.01)	1.97
Diluted earnings per share attributable to Raytheon Company common stockholders	4.89	3.92	5.75

Total Net Sales

The increase in total net sales of $1,707 million in 2009 compared to 2008 was primarily due to higher external net sales of $550 million at TS, $413 million at IDS, $286 million at SAS and $210 million at NCS. The increase in external net sales at TS was primarily due to higher volume on training programs, principally operational training programs supporting the U.S. Army’s Warfighter Field Operations Customer Support (FOCUS) activities as discussed below in TS segment results. The increase in IDS external net sales was primarily due to higher volume on Patriot programs as discussed below in IDS segment results. The increase in SAS external net sales was primarily due to higher volume on certain classified business and international airborne tactical radar programs as discussed below in SAS segment results. The increase in external net sales at NCS was primarily due to higher volume across various production programs, primarily certain U.S. Army programs as discussed below in NCS segment results. The increase in product net sales of $838 million in 2009 compared to 2008 was primarily due to the higher external net sales at IDS, SAS and NCS. The increase in service net sales of $869 million in 2009 compared to 2008 was primarily due to the higher external net sales at TS.

The increase in total net sales of $1,873 million in 2008 compared to 2007 was primarily due to higher external net sales of $398 million at IDS, $398 million at MS, $396 million at IIS, $385 million at NCS and $358 million at TS. The increase in IDS external net sales was primarily due to higher volume on two joint battlefield sensor programs, a U.S. Navy combat systems program and various Patriot programs as discussed below in IDS segment results. The increase in MS external net sales was primarily due to higher volume on the Advanced Medium-Range Air-to-Air Missile (AMRAAM), Rolling Airframe Missile (RAM), Phalanx, Paveway TM and Tube-launched Optically guided Wire controlled missile (TOW) programs as discussed below in MS segment results. The increase in IIS external net sales was primarily due to higher volume on an international advanced border control and security program and a competitive design program for the U.S. Air Force’s next generation global positioning ground system as discussed below in IIS segment results. The increase in NCS external net sales was primarily due to higher volume on certain U.S. Army programs as discussed below in NCS segment results. The increase in TS external net sales was primarily due to higher volume on training programs, principally the Warfighter FOCUS activities, as discussed below in TS segment results. The increase in product net sales of $1,468 million in 2008 compared to 2007 was primarily due to the higher external net sales at MS, IIS, NCS and IDS. The increase in service net sales of $405 million in 2008 compared to 2007 was primarily due to the higher external net sales at TS.

Sales to the U.S. DoD were 84%, 83% and 81% of total net sales in 2009, 2008 and 2007, respectively. Total sales to the U.S. Government were 88%, 87% and 86% of total net sales in 2009, 2008 and 2007, respectively. Included in U.S. Government sales and U.S. DoD sales were foreign military sales through the U.S. Government of $2.8 billion, $1.8 billion and $1.5 billion in 2009, 2008 and 2007, respectively. We currently expect defense market trends to continue to positively impact our sales in 2010. However, as discussed above in Industry Considerations, projected defense spending levels are uncertain and become increasingly difficult to predict for periods beyond the near-term due to numerous factors, such as U.S. Government budget appropriation decisions and geo-political events and macroeconomic conditions, which are beyond our control. Total international sales, including foreign military sales, were $5.3 billion or 21% of total net sales, $4.6 billion or 20% of total net sales and $4.2 billion or 20% of sales in 2009, 2008 and 2007, respectively. Total classified sales were 13%, 12% and 13% of total net sales in 2009, 2008 and 2007, respectively.

Cost of Sales

The increase in cost of sales of $1,258 million in 2009 compared to 2008 was primarily due to $1,408 million of increased costs, the primary drivers of which are discussed above in Total Net Sales and in Segment Results below, offset by lower expense of $150 million related to the FAS/CAS Pension Adjustment discussed below. The increase in cost of product sales of $501 million in 2009 compared to 2008 was primarily due to increased costs at IDS, SAS and MS, the primary drivers of which are discussed above in Total Net Sales and in Segment Results below. The increase in cost of service sales of $757 million in 2009 compared to 2008 was primarily due to increased costs at TS, the primary drivers of which are discussed below in TS segment results.

The increase in cost of sales of $1,478 million in 2008 compared to 2007 was primarily due to $1,614 million of increased costs, the primary drivers of which are discussed above in Total Net Sales and in Segment Results below, offset by lower expense of $136 million related to the FAS/CAS Pension Adjustment discussed below. The increase in cost of product sales of $1,139 million in 2008 compared to 2007 was primarily due to increased costs at IIS, MS, NCS and IDS, the primary drivers of which are discussed above in Total Net Sales and in Segment Results below. The increase in cost of service sales of $339 million in 2008 compared to 2007 was primarily due to increased costs at TS, the primary drivers of which are discussed below in TS segment results.

The FAS/CAS Pension Adjustment was $27 million of income, $123 million of expense and $259 million of expense in 2009, 2008 and 2007, respectively. The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results, represents the difference between our pension expense or income under FAS in accordance with GAAP and our pension expense under CAS. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government. For more information on the FAS/CAS Pension Adjustment, see our discussion below in Segment Results.

Administrative and Selling Expenses

The decrease in administrative and selling expenses of $21 million in 2009 compared to 2008 was primarily due to lower state tax payments driven by the utilization of overpayment credits from 2008. Administrative and selling expenses remained consistent as a percent of total net sales in 2008 compared to 2007. The provision for state income taxes can generally be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $25 million, $122 million and $81 million in 2009, 2008 and 2007, respectively.

Research and Development Expenses

Research and development expenses remained consistent as a percent of total net sales in 2009, 2008 and 2007.

Total Operating Expenses

The increase in total operating expenses of $1,285 million in 2009 compared to 2008 was primarily due to $1,435 million of increased costs, the primary drivers of which are discussed above in our discussion of Total Net Sales and in Segment Results below, offset by lower expense of $150 million related to the FAS/CAS Pension Adjustment. The increase in total operating expenses of $1,607 million in 2008 compared to 2007 was primarily due to $1,743 million of increased costs, the primary drivers of which are discussed above in our discussion of Total Net Sales and in Segment Results below, offset by lower expense of $136 million related to the FAS/CAS Pension Adjustment.

Operating Income

The increase in operating income of $422 million in 2009 compared to 2008 was primarily due to lower expense of $150 million related to the FAS/CAS Pension Adjustment and increased volume, which had an impact of approximately $150 million and $69 million due to the increase in estimated future CAS pension costs at December 31, 2008 as discussed below in Segment Results. The increase in operating income of $266 million in 2008 compared to 2007 was primarily due to increased volume, which had an impact of approximately $175 million, and lower expense of $136 million related to the FAS/CAS Pension Adjustment, partially offset by $69 million due to the increase in estimated future CAS pension costs at December 31, 2008 as discussed below in Segment Results. For a discussion of the drivers of individual business operating income and related margin, see Segment Results below.

Non-Operating Expense, Net

The increase in non-operating expense, net of $14 million in 2009 compared to 2008 was primarily due to the decrease in interest income of $50 million which was principally due to a decrease in interest rates driven by a shift in our strategy to invest more of our cash in U.S. Treasury bills, partially offset by and a decrease of $30 million in other expense, net. The decrease in other expense, net was primarily due to a $58 million favorable year over year change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans due to gains of $28 million in 2009 compared to losses of $30 million in 2008, partially offset by a $22 million pretax loss on the early repurchase of long-term debt in the fourth quarter of 2009.

The decrease in non-operating expense of $5 million in 2008 compared to 2007 was primarily due to the decrease in interest expense of $67 million in 2008 compared to 2007 due to the decrease in average debt outstanding and the decrease of $37 million in other expense, net in 2008 compared to 2007 which was primarily due to a $59 million loss on the early repurchase of long-term debt in 2007, partially offset by a $36 million unfavorable year over year change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans due to losses of $30 million in 2008 compared to gains of $6 million in 2007. These decreases were partially offset by the decrease in interest income of $99 million in 2008 compared to 2007 which was primarily due to a decrease in interest rates.

Federal and Foreign Income Taxes

Our effective tax rate, which is used to determine federal and foreign income tax expense, differs from the U.S. statutory rate due to the following:

	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
Tax settlements and refund claims	-0.9	-0.5	-9.9
Other items, net	-1.6	-1.8	-1.5
Effective tax rate	32.5%	32.7%	23.6%

The effective tax rate reflects the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. The effective tax rate in 2009 was 0.2% lower than 2008 primarily due to increased manufacturing tax benefits and certain refund claims, partially offset by various non-deductible expenses. The effective tax rate in 2008 was 9.1% higher than 2007 primarily due to the $219 million favorable impact related to the resolution of a federal research credit refund claim for the 1984-1990 years and certain export tax benefit claims, which reduced the effective rate by 9.9% in 2007. The effective tax rate in 2009 was lower than the U.S. statutory rate due to various permanent differences between book and tax reporting, including manufacturing tax benefits, tax benefits related to certain refund claims, including $26 million of benefits primarily related to certain U.S. and foreign research tax incentives and Employee Stock Ownership Plan (ESOP) dividend deductions, partially offset by various non-deductible expenses. The effective tax rate in 2008 was lower than the U.S. statutory rate due to manufacturing tax benefits, ESOP dividend deductions and tax benefits related to certain refund claims, including $13 million of benefits primarily related to a foreign research incentive refund claim, partially offset by various non-deductible expenses. The effective tax rate in 2007 was lower than the U.S. statutory rate due to the $219 million favorable impact related to the resolution of a federal research credit refund claim for the 1984-1990 years and certain export tax benefit claims, manufacturing tax benefits, ESOP dividend deductions and the research and development tax credit, partially offset by various non-deductible expenses.

The increase in federal and foreign income taxes of $129 million in 2009 compared to 2008 was primarily due to our higher income from continuing operations before taxes. The increase in federal and foreign income taxes of $292 million in 2008 compared to 2007 was primarily due to the $219 million of tax-related benefits discussed above.

Income from Continuing Operations

Income from continuing operations was $1,977 million, $1,698 million and $1,719 million in 2009, 2008 and 2007, respectively. The increase in income from continuing operations of $279 million in 2009 compared to 2008, as discussed in detail above, was primarily attributed to a $422 million increase in operating income, partially offset by a $129 million increase in federal and foreign income taxes.

The decrease in income from continuing operations of $21 million in 2008 compared to 2007, as discussed in detail above, was primarily attributed to the $292 million increase in federal and foreign income taxes, partially offset by a $266 million increase in operating income.

(Loss) Income from Discontinued Operations, net of tax

(Loss) income from discontinued operations, net of tax, described below in Discontinued Operations, was $1 million of loss in 2009, $2 million of loss in 2008 and $885 million of income in 2007. Included in (loss) income from discontinued operations, net of tax in 2007 was a $986 million gain on the sale of Raytheon Aircraft, which was completed in 2007.

Net Income

Net income was $1,976 million, $1,696 million and $2,604 million in 2009, 2008 and 2007, respectively. The increase in net income of $280 million in 2009 compared to 2008 was primarily due to the increase in income from continuing operations as discussed above. The decrease in net income of $908 million in 2008 compared to 2007 was primarily due to the $986 million gain on the sale of Raytheon Aircraft in 2007, as discussed above.

Net Income Attributable to Raytheon Company

Net income attributable to Raytheon Company was $1,935 million, $1,672 million and $2,578 million in 2009, 2008 and 2007, respectively. The increase in net income attributable to Raytheon Company of $263 million in 2009 compared to 2008 was primarily due to the increase in income from continuing operations as discussed above. The decrease in net income attributable to Raytheon Company of $906 million in 2008 compared to 2007 was primarily due to the $986 million gain on the sale of Raytheon Aircraft in 2007, as discussed above.

Diluted Earnings per Share from Continuing Operations Attributable to Raytheon Company Common Stockholders

Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders was $4.89 per diluted share on 395.7 million average shares outstanding in 2009, $3.93 per diluted share on 426.5 million average shares outstanding in 2008 and $3.78 per diluted share on 448.4 million average shares outstanding in 2007. The increase in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders of $0.96 in 2009 compared to 2008 was primarily due to the increase in income from continuing operations. The increase in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders of $0.15 in 2008 compared to 2007 was primarily due to a decrease in average diluted shares outstanding. The decrease in average diluted shares outstanding in 2008 and 2009 was primarily due to the repurchase of 25.8 million and 30.7 million shares in 2009 and 2008, respectively.

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders

Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders had no impact per diluted share in 2009, was $(0.01) per diluted share in 2008 and $1.97 per diluted share in 2007. The decrease in diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders of $1.98 in 2008 compared to 2007 was primarily due to the $986 million gain on the sale of Raytheon Aircraft in 2007.

Diluted Earnings per Share Attributable to Raytheon Company Common Stockholders

Diluted earnings per share attributable to Raytheon Company common stockholders was $4.89 per diluted share in 2009, $3.92 per diluted share in 2008 and $5.75 per diluted share in 2007. The increase in diluted earnings per share attributable to Raytheon Company common stockholders of $0.97 in 2009 compared to 2008 was primarily due to the increase in net income. The decrease in diluted earnings per share attributable to Raytheon Company common stockholders of $1.83 in 2008 compared to 2007 was primarily due to the $986 million gain on the sale of Raytheon Aircraft in 2007.

FAS/CAS Adjusted EPS

FAS/CAS Adjusted EPS is defined as diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the earnings per share impact of the FAS/CAS Pension Adjustment. FAS/CAS Adjusted Income from Continuing Operations attributable to Raytheon Company common stockholders is defined as income from continuing operations attributable to Raytheon Company common stockholders excluding the after-tax impact of the FAS/CAS Pension Adjustment at the federal statutory rate of 35.0%. We are providing this measure, which excludes the impact of the FAS/CAS Pension Adjustment, because management uses it for the purpose of evaluating and forecasting the Company’s financial performance and we believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension costs and to better compare our operating performance to others in the industry on that same basis. FAS/CAS Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. FAS/CAS Adjusted EPS may not be defined and calculated in the same manner. FAS/CAS Adjusted EPS was as follows:

	2009	2008	2007
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$4.89	$3.93	$3.78
Less: Earnings per share impact of the FAS/CAS Pension Adjustment	0.04	(0.19)	(0.37)
FAS/CAS Adjusted EPS	$4.85	$4.12	$4.15

SEGMENT RESULTS

We report our results in the following segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). The following provides some context for viewing the performance of our segments through the eyes of management.

Given the nature of our business, bookings, net sales and operating income (including operating margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, and often these measures have significant interrelated effects as discussed below. In addition, we disclose and discuss backlog, which represents future sales that we expect to recognize over the contract period, which is generally the next several years.

Bookings: We disclose the amount of bookings for each segment and notable contract awards. Bookings generally represent the dollar value of new contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated. We believe bookings are an important measure of future performance and are an indicator of potential future changes in net sales since we cannot record revenues under a new contract without first having a booking in the current or preceding period (i.e., a contract award).

Total Net Sales and Total Operating Expenses: We generally express changes in net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying amounts of total operating expenses, which are comprised of cost of sales, administrative and selling expense and research and development expense, incurred on individual contracts (i.e., from performance against contractual commitments on our bookings related to engineering, production or service activity). Therefore, we discuss volume changes attributable principally to individual programs unless there is a discrete event (e.g., a major contract termination, natural disaster or major labor strike, etc.), or some other unusual item that has a material effect on changes in a segment’s volume for a reported period. Due to the nature of our contracts, the amount of costs incurred and related revenues will naturally fluctuate over the life of the contracts. As a result, in any reporting period, the changes in volume on numerous contracts are likely to be due to normal fluctuations in our production activity or service levels.

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

Segment financial results were as follows:

Total Net Sales (In millions)	2009	2008	2007
Integrated Defense Systems	$5,525	$5,148	$4,695
Intelligence and Information Systems	3,204	3,132	2,742
Missile Systems	5,561	5,408	5,026
Network Centric Systems	4,822	4,510	4,164
Space and Airborne Systems	4,582	4,280	4,202
Technical Services	3,161	2,601	2,174
Corporate and Eliminations	(1,974)	(1,905)	(1,702)
Total	$24,881	$23,174	$21,301

Operating Income (In millions)	2009	2008	2007
Integrated Defense Systems	$859	$870	$828
Intelligence and Information Systems	259	253	248
Missile Systems	604	584	543
Network Centric Systems	674	575	532
Space and Airborne Systems	647	569	556
Technical Services	215	174	139
FAS/CAS Pension Adjustment	27	(123)	(259)
Corporate and Eliminations	(243)	(282)	(233)
Total	$3,042	$2,620	$2,354

Bookings (In millions)	2009	2008	2007
Integrated Defense Systems	$5,969	$5,933	$6,066
Intelligence and Information Systems	2,529	3,204	4,900
Missile Systems	5,548	6,043	4,954
Network Centric Systems	3,933	4,938	3,904
Space and Airborne Systems	4,446	3,927	3,968
Technical Services	2,633	2,753	1,610
Corporate	—	22	96
Total	$25,058	$26,820	$25,498

Included in bookings were international bookings of $7,634 million, $7,564 million and $6,687 million in 2009, 2008 and 2007, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 30%, 28% and 26% of total bookings in 2009, 2008 and 2007, respectively. Classified bookings were 14%, 13% and 10% of total bookings in 2009, 2008 and 2007, respectively.

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

	Funded Backlog			Total Backlog
Backlog at December 31 (In millions)	2009	2008	2007	2009	2008	2007
Integrated Defense Systems	$5,595	$4,802	$4,781	$10,665	$9,883	$9,296
Intelligence and Information Systems	1,588	1,890	2,325	4,360	5,137	5,636
Missile Systems	6,454	6,082	5,295	7,657	9,937	9,456
Network Centric Systems	4,389	4,593	3,957	5,501	5,733	5,102
Space and Airborne Systems	3,402	2,731	2,960	5,921	5,442	5,199
Technical Services	2,051	1,888	1,200	2,773	2,752	1,925
Total	$23,479	$21,986	$20,518	$36,877	$38,884	$36,614

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

In the second quarter of 2009, KEI, a developmental program with the MDA, was terminated for convenience, which resulted in a backlog adjustment of approximately $2.4 billion at MS. The program was cancelled by the MDA due to a change in missile defense priorities.

Integrated Defense Systems

				% Change
(In millions, except percentages)	2009	2008	2007	2009 compared to 2008	2008 compared to 2007
Total Net Sales	$5,525	$5,148	$4,695	7.3%	9.6%
Total Operating Expenses	4,666	4,278	3,867	9.1%	10.6%
Operating Income	859	870	828	-1.3%	5.1%
Operating Margin	15.5%	16.9%	17.6%
Bookings	$5,969	$5,933	$6,066	0.6%	-2.2%
Total Backlog	10,665	9,883	9,296	7.9%	6.3%

IDS is a leader in global capabilities integration, providing affordable, integrated solutions to a broad international and domestic customer base. IDS leverages its core domain knowledge and capabilities in sensors, command, control and communication (C3) effects and mission support, to provide integrated naval, air and missile defense and civil security response solutions. Key domestic customers include the U.S. Navy, Army and Air Force, and the MDA. Key international customers include Japan, Saudi Arabia, United Arab Emirates (UAE), Taiwan, Australia, Germany, Korea and Finland.

Total Net Sales and Total Operating Expenses—The increase in net sales of $377 million in 2009 was primarily due to $660 million of higher net sales on Patriot programs, principally from higher volume. The increase in net sales on Patriot programs was primarily due to $595 million of higher net sales on an international Patriot program awarded in the fourth quarter of 2008, driven by scheduled design effort, partially offset by $266 million of lower net sales on various U.S. Navy programs, driven principally by lower volume. The lower U.S. Navy net sales was due to scheduled completion of design and production efforts on numerous programs, including $129 million from the completion of certain design phases on a U.S. Navy combat systems program. The increase in operating expenses of $388 million in 2009 was driven primarily by the activity in the programs described above.

The increase in net sales in 2008 of $453 million was primarily due to $199 million of higher net sales on two joint battlefield sensor programs, principally from higher volume, driven by scheduled increases in design efforts and increased production associated with orders received in 2008, $119 million of higher net sales on a U.S. Navy combat systems program due to scheduled increased effort on certain design phases and $73 million of higher net sales on various Patriot programs. The increase in net sales on various Patriot programs was principally due to increased production on an air and missile defense equipment modernization program for the U.S. Army from awards received in the fourth quarter of 2007. The increase in operating expenses of $411 million in 2008 was driven primarily by the activity in the programs described above.

Operating Income and Margin—The decrease in operating income of $11 million in 2009 was primarily due to a change in contract mix driven by the completion of certain international air and missile defense programs in 2008, which had an $81 million impact on operating income, partially offset by increased volume, which had a $47 million impact on operating income and $25 million from improved program performance across various programs. IDS’ operating income also benefited from $14 million of sales of certain licensed software in 2009 compared to $28 million in 2008. The decline in operating margin in 2009 was primarily due to the change in contract mix.

The increase in operating income of $42 million in 2008 was primarily due to increased volume, which had a $45 million impact on operating income and improved program performance across numerous programs, which had an $18 million impact on operating income. IDS’ operating income also benefited from $28 million of sales of certain licensed software in 2008 compared to $14 million in 2007. These increases were partially offset by a change in contract mix driven primarily by the completion of certain international air and missile defense programs, which had a $51 million impact on operating income. The decline in operating margin was primarily due to this change in contract mix.

Backlog and Bookings—The increase in backlog of $782 million at December 31, 2009 compared to December 31, 2008 was primarily due to the 2009 bookings discussed below. The increase in backlog of $587 million at December 31, 2008 compared to December 31, 2007 was primarily due to the 2008 bookings discussed below.

Bookings in 2009 remained relatively consistent with 2008. During 2009, IDS booked $3.2 billion to provide advanced Patriot air and missile defense capability for several domestic and international customers, including the U.S. Army, Taiwan and UAE. IDS also booked $650 million on the Zumwalt-class destroyer program (DDG 1000), $157 million to provide Finland with Surface Launched Medium Range Air-to-Air Missile (SL-AMRAAM) systems and $150 million for Joint Land Attack Cruise Missile Defense Elevated Netted Sensor Systems (JLENS) for the U.S. Army.

Bookings in 2008 remained relatively consistent with 2007. In 2008, IDS booked $2.5 billion to provide the Patriot Air & Missile System to the UAE and $533 million on certain contracts for the design, development and support of the Patriot System for other international customers, including $288 million for South Korea, $140 million for Kuwait and $105 million for Taiwan. IDS also booked $237 million to provide engineering services support for Patriot air and missile defense programs, $229 million for the Rapid Aerostat Initial Deployment (RAID) program, both for the U.S. Army and $166 million for the production of torpedo kits for the U.S. Navy.

In 2007, IDS booked $1.3 billion for the Air Warfare Destroyer (AWD) program and $1.3 billion for DDG 1000. IDS also booked $915 million for certain Patriot programs, including an international technical support program, an engineering services support program, the Patriot Pure Fleet program and a Guidance Enhanced Missile—Tactical (GEM-T) upgrade program. Additionally, IDS booked $298 million on the Ballistic Missile Defense System (BMDS) program, $195 million on the Terminal High Altitude Area Defense (THAAD) radar program, $118 million for the SPY-1 radar on the AEGIS program and $113 million on the Cobra Judy Replacement Mission Equipment (CJRME) program.

Intelligence and Information Systems

				% Change
(In millions, except percentages)	2009	2008	2007	2009 compared to 2008	2008 compared to 2007
Total Net Sales	$3,204	$3,132	$2,742	2.3%	14.2%
Total Operating Expenses	2,945	2,879	2,494	2.3%	15.4%
Operating Income	259	253	248	2.4%	2.0%
Operating Margin	8.1%	8.1%	9.0%
Bookings	$2,529	$3,204	$4,900	-21.1%	-34.6%
Total Backlog	4,360	5,137	5,636	-15.1%	-8.9%

IIS is a leading provider of intelligence and information solutions specializing in ground processing, unmanned ground systems, cybersecurity solutions, homeland/civil security and other markets to resolve the most complex problems for its customers worldwide. Approximately half of its business is for classified customers. Other key customers include the U.S. Intelligence Community, DoD agencies, the Federal Bureau of Investigations (FBI), the National Oceanographic and Atmospheric Association (NOAA), and the United Kingdom Home Office.

Total Net Sales and Total Operating Expenses—The increase in net sales of $72 million in 2009 was primarily due to $114 million of higher net sales on three major classified programs and $29 million of higher net sales on a U.S. Air Force program, principally from higher volume driven by additional task orders from expanded customer scope, partially offset by $98 million of lower net sales on an international advanced border control and security program, principally from lower volume as subcontractor work related to the initial development phase was completed in June 2009. The increase in operating expenses of $66 million in 2009 was driven primarily by the activity in the programs described above.

The increase in net sales in 2008 of $390 million was primarily due to $211 million of higher net sales, principally from higher volume on an international advanced border control and security program awarded in the fourth quarter of 2007, principally from subcontractor work related to the initial development phase and $98 million of higher net sales, principally from higher volume on a competitive design program for the U.S. Air Force’s next generation global positioning ground system awarded in the fourth quarter of 2007. The increase in operating expenses of $385 million in 2008 was driven primarily by the activity in the programs described above.

Operating Income and Margin—The increase in operating income of $6 million in 2009 was primarily due to lower cybersecurity related acquisition costs and investments, which had a $12 million impact on operating income. Operating margin in 2009 remained consistent with 2008. IIS’ operating margin was reduced by approximately 50 basis points in 2009 and approximately 90 basis points in 2008 by certain cybersecurity related acquisition costs and investments.

The increase in operating income of $5 million in 2008 was primarily due to increased volume, which had a $33 million impact on operating income, partially offset by higher cybersecurity related acquisition costs and investments, which had a $22 million impact on operating income. The decline in operating margin in 2008 was primarily due to the cybersecurity related acquisition costs and investments noted above, which reduced operating margin by approximately 90 basis points in 2008 and approximately 20 basis points in 2007.

Backlog and Bookings—The decrease in backlog of $777 million at December 31, 2009 compared to December 31, 2008 was primarily due to lower 2009 bookings as discussed below. The decrease in backlog of $499 million at December 31, 2008 compared to December 31, 2007 was primarily due to large bookings in 2007 discussed below.

The decrease in bookings of $675 million in 2009 was primarily due to $426 million of lower classified bookings and $154 million of lower bookings on the U.K. e-Borders contract. In 2009, IIS booked $1,364 million on a number of classified contracts compared to $1,790 million in 2008. Bookings in 2009 included $148 million and $123 million on two major classified programs and $158 million on a contract to provide intelligence, surveillance and reconnaissance (ISR) to the U.S. Air Force.

The decrease in bookings of $1.7 billion in 2008 was primarily due to $1.2 billion of lower bookings on the U.K. e-Borders contract in 2008 compared to 2007 and the $781 million award for the National Polar-orbiting Operational Environmental Satellite System (NPOESS) program in 2007, partially offset by higher classified bookings in 2008 as described below. In 2008, IIS booked $1.8 billion on a number of classified contracts, including $379 million and $271 million on two major classified programs. In 2007, IIS booked $1.4 billion for the U.K. e-Borders contract, $1.4 billion on a number of classified contracts, including $324 million and $178 million on two major classified programs; $781 million on the NPOESS program and $101 million for the U.S. Air Force’s Consolidated Field Service contract to provide global intelligence, surveillance and reconnaissance support.

Missile Systems

				% Change
(In millions, except percentages)	2009	2008	2007	2009 compared to 2008	2008 compared to 2007
Total Net Sales	$5,561	$5,408	$5,026	2.8%	7.6%
Total Operating Expenses	4,957	4,824	4,483	2.8%	7.6%
Operating Income	604	584	543	3.4%	7.6%
Operating Margin	10.9%	10.8%	10.8%
Bookings	$5,548	$6,043	$4,954	-8.2%	22.0%
Total Backlog	7,657	9,937	9,456	-22.9%	5.1%

MS is a premier developer and producer of missile systems for the armed forces of the U.S. and other allied nations. Leveraging its key capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting and netted systems, MS develops and supports a broad range of cutting edge weapon systems, including missiles, smart munitions, close in weapons systems, projectiles, kinetic kill vehicles and directed energy effectors. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA and the armed forces of more than 40 allied nations.

Total Net Sales and Total Operating Expenses—The increase in net sales of $153 million in 2009 was primarily due to $76 million of higher net sales on the Standard Missile-3 program, principally from increased volume due to higher subcontractor effort related to program deliveries along with increased development efforts, $60 million of higher net sales on the Maverick Missile program due primarily to material costs resulting from international orders received in 2009, and $57 million of higher net sales related to development effort on a competitive missile program. The increase in net sales was partially offset by $71 million in lower sales on the KEI program that was terminated for convenience in the second quarter of 2009, as discussed above. The increase in operating expenses of $133 million in 2009 was driven primarily by the activity in the programs described above.

The increase in net sales of $382 million in 2008 was primarily due to $362 million of higher net sales, principally from higher volume, on a number of programs, including: $82 million on the AMRAAM program, which experienced higher build rates on a large international order per the contractual schedule; $82 million on the RAM program, driven by increased production on a direct foreign sale award received in the first half of 2007 and development work on the Block II version of the missile; $72 million from higher production rates on the Phalanx program, per customer schedule requirements; $64 million on the PavewayTM program, driven by increased production on international orders received in the second half of 2007; and $62 million on the TOW program, which experienced higher production build rates due to awards received in the fourth quarter of 2007. The increase in operating expenses of $341 million in 2008 was driven primarily by the activity in the programs described above.

Operating Income and Margin—The increase in operating income of $20 million in 2009 was primarily due to higher volume, which had a $12 million impact on operating income. Included in operating income for 2009 was improved program performance of $26 million on the Phalanx program primarily as a result of the implementation of value engineering change proposals (VECP), which reduced production costs, primarily from material and labor efficiencies. MS’ operating income in 2008 included $25 million from higher award fees recognized on the Standard Missile-3 program driven by a successful flight test milestone. Operating margin in 2009 remained relatively consistent with 2008.

The increase in operating income of $41 million in 2008 was primarily due to higher volume, which had a $33 million impact on operating income. Operating margin in 2008 remained consistent with 2007.

Backlog and Bookings—The decrease in backlog of $2,280 million at December 31, 2009 compared to December 31, 2008 was primarily due to the termination for convenience of the KEI program. The increase in backlog of $481 million at December 31, 2008 compared to December 31, 2007 was primarily due to 2008 awards for the production of Standard Missile-3 described below.

The decrease in bookings of $495 million in 2009 was primarily due to $318 million of awards for Standard Missile-3 for the U.S. Navy and the MDA in 2009 compared to $1.2 billion in 2008. In 2009, MS booked $645 million for AMRAAM systems for international customers and the U.S. Air Force, $514 million for Tube Launched, Optically Tracked, Wireless missiles for international customers and the U.S. Army, $508 million for Evolved Sea Sparrow Missiles (ESSM) for international customers and the U.S. Navy and $402 million for Phalanx Weapon Systems. MS also booked $384 million on SM-2 for international customers and the U.S. Navy, $318 million for Standard Missile-3 for the MDA and $294 million for Tactical Tomahawk cruise missiles for the U.S. Navy.

The increase in bookings of $1.1 billion in 2008 was primarily due to awards for the production of Standard Missile-3 for the U.S. Navy and the MDA. In 2008, MS booked $1.2 billion for the production of Standard Missile-3 for the U.S. Navy and the MDA, $624 million for the production of the AMRAAM program for international customers and the U.S. Air Force, $577 million on Standard Missile Development and Production, and $478 million for the production of Tactical Tomahawk cruise missiles for the U.S. Navy.

In 2007, MS booked $691 million on Standard Missile Development and Production, $283 million for the TOW missiles, $247 million for ESSM Production, a $253 million Tactical Tomahawk award, $237 million for Phalanx Weapons Systems for the U.S. Navy and Army, $232 million for the design and development of the Mid Range Munition system, $145 million for the production of Enhanced Paveway for an international customer, and $111 million for the production of Javelin for the U.S. Army and Marine Corps.

Network Centric Systems

				% Change
(In millions, except percentages)	2009	2008	2007	2009 compared to 2008	2008 compared to 2007
Total Net Sales	$4,822	$4,510	$4,164	6.9%	8.3%
Total Operating Expenses	4,148	3,935	3,632	5.4%	8.3%
Operating Income	674	575	532	17.2%	8.1%
Operating Margin	14.0%	12.7%	12.8%
Bookings	$3,933	$4,938	$3,904	-20.4%	26.5%
Total Backlog	5,501	5,733	5,102	-4.0%	12.4%

NCS is a leading provider of net-centric mission solutions for government and civil customers. NCS leverages its capabilities in networking, command and control, and communications to develop and produce solutions for customers including the U.S. Army, Air Force, Navy and Marine Corps and other government customers, as well as numerous international customers. On October 26, 2009, NCS acquired BBN, a strategic research partner with the DoD and a provider of critical solutions for national defense and security missions.

Total Net Sales and Total Operating Expenses—The increase in net sales of $312 million in 2009 was primarily due to $261 million of higher net sales across various production programs, primarily certain U.S. Army programs, principally from higher volume driven by increases in production to meet program delivery schedule requirements, as anticipated, as well as $112 million of higher intersegment sales related to precision mechanical products and related design engineering. The increase in net sales was also due to $53 million of higher net sales, principally from higher volume on a precision approach and landing program for the U.S. Navy awarded in the third quarter of 2008 and $41 million of higher net sales related to BBN. The increase in net sales was partially offset by $144 million of lower net sales, principally from lower volume on a U.S. Army communications program that substantially completed production efforts on the initial contract, as planned, in the third quarter of 2008. The increase in operating expenses of $213 million in 2009 was driven primarily by the activity described above.

The increase in net sales of $346 million in 2008 was primarily due to $374 million of higher net sales on certain U.S. Army programs, principally from higher volume, as anticipated, driven by increases in production to meet program delivery schedule requirements, including $89 million on an integrated ground combat surveillance program, $88 million on a communications program and $68 million on a long-range multi-sensor system program. The increase in operating expenses of $303 million in 2008 was driven primarily by the activity in the programs described above.

Operating Income and Margin—The increase in operating income of $99 million in 2009 was primarily due to improved program performance on a broad range of programs of $76 million and higher volume, which had an $18 million impact on operating income. Of the $76 million in improved program performance, $29 million is attributable to the production programs discussed above, driven by lower estimated labor and material costs at completion from achieved production efficiencies. These production efficiencies were the result of increased production volume across these programs which allowed us to leverage existing capacity, incur lower production labor hours and experience improved yields. The remaining improved program performance included overhead cost improvement initiatives and other program performance that was spread across numerous contracts with no other individual or common significant driver. The improvement in operating margin in 2009 was primarily due to the improved program performance.

The increase in operating income of $43 million in 2008 was primarily due to increased volume, principally on certain U.S. Army programs, which had a $38 million impact on operating income. Operating margin in 2008 remained relatively consistent with 2007.

Backlog and Bookings—The decrease in backlog of $232 million at December 31, 2009 compared to December 31, 2008 was primarily due to lower bookings in 2009. Backlog at December 31, 2009 includes $300 million related to BBN. The increase in backlog of $631 million at December 31, 2008 compared to December 31, 2007 was primarily due to an increase in U.S. Army awards in 2008.

The decrease in bookings of $1,005 million in 2009 was primarily due to awards for Horizontal Technology Integration (HTI) forward-looking infrared kits, the Long Range Advanced Scout Surveillance Systems (LRAS3), the Joint Precision Approach and Landing System (JPALS) contract and other programs in 2008 as discussed below. In 2009, NCS booked $446 million on an international classified program, $163 million for Improved Target Acquisition Systems (ITAS), $146 million for HTI forward looking infrared kits, $127 million for a toll system replacement program, $117 million for Commander’s Independent Viewers (CIV) and $107 million for the Secure Mobile Anti-Jam Reliable Tactical Terminal (SMART-T) program.

The increase in bookings of $1.0 billion in 2008 was primarily due to an increase in U.S. Army awards in 2008. In 2008, NCS booked $570 million to provide HTI forward-looking infrared kits and $279 million for the LRAS3 contract for the U.S. Army. NCS also booked $233 million for the design and development phase of JPALS for the U.S. Navy, $231 million for the production of ITAS for the U.S. Army and Marine Corps and $115 million for the Airborne, Maritime and Fixed Site (AMF) Joint Tactical Radio System (JTRS) program.

In 2007, NCS booked $725 million on various U.S. Army programs including the LRAS3 program, the Firefinder locating radar program, SATCOM on the move systems to the U.S. Army for use on the Mine Resistant Ambush Protected vehicle, and the HTI program. NCS also booked $159 million for development work on the U.S. Navy Multiband Terminal (NMT) contract and $121 million on the CIV program.

Space and Airborne Systems

				% Change
(In millions, except percentages)	2009	2008	2007	2009 compared to 2008	2008 compared to 2007
Total Net Sales	$4,582	$4,280	$4,202	7.1%	1.9%
Total Operating Expenses	3,935	3,711	3,646	6.0%	1.8%
Operating Income	647	569	556	13.7%	2.3%
Operating Margin	14.1%	13.3%	13.2%
Bookings	$4,446	$3,927	$3,968	13.2%	-1.0%
Total Backlog	5,921	5,442	5,199	8.8%	4.7%

SAS is a leader in the design and development of integrated systems and solutions for advanced missions, including traditional and non-traditional intelligence, surveillance and reconnaissance (ISR), precision engagement, unmanned aerial operations and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides electro-optical/infrared sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, processors, electronic warfare systems and space-qualified systems for civilian and military applications. Key customers include the U.S. Navy, Air Force and Army, as well as classified and international customers.

Total Net Sales and Total Operating Expenses—The increase in net sales of $302 million in 2009 was primarily due to $212 million of higher net sales, principally from higher volume as work increased on certain classified business awarded in the second half of 2008 and in the first quarter of 2009, $100 million of higher net sales, principally from higher volume on international airborne tactical radar programs driven by increased production efforts as planned to meet the program delivery schedule, $93 million of higher net sales, principally on a multi-spectral targeting system program driven by increased production efforts as planned to meet the program schedule. The increase in operating expenses of $224 million in 2009 was primarily driven by the activity described above.

The increase in net sales of $78 million in 2008 was primarily due to $229 million of higher net sales on certain sensor programs, principally from higher volume, including $50 million on a U.S. Navy sensor program driven by contractual schedule requirements, $46 million on multispectral targeting sensor programs driven by increased production to meet program delivery schedule requirements and $39 million on a space based environmental research sensor program per the contractual schedule, partially offset by an $88 million decrease in volume on a classified program and a $49 million decrease on an international advanced countermeasures program as it completed planned efforts for flight test acceptance requirements. The increase in operating expenses of $65 million in 2008 was driven primarily by the activity in the programs described above.

Operating Income and Margin—The increase in operating income of $78 million in 2009 was primarily due to a change in mix from higher volume on the international tactical radar programs discussed above, which had a $43 million impact on operating income, increased volume, which had a $30 million impact on operating income, and $19 million from the favorable settlement of affirmative claims related to contract scope on two fixed-price programs and the resolution of a contract termination claim. The improvement in operating margin in 2009 was primarily due to the change in mix and favorable settlement of the affirmative claims and resolution of the contract termination claim.

The increase in operating income of $13 million in 2008 was primarily due to increased volume, which had a $7 million impact on operating income. Operating margin in 2008 remained relatively consistent with 2007.

Backlog and Bookings—The increase in backlog of $479 million at December 31, 2009 compared to December 31, 2008 was primarily due to the 2009 awards, primarily classified, as discussed below. Backlog at December 31, 2008 remained relatively consistent with backlog at December 31, 2007.

The increase in bookings of $519 million in 2009 was primarily due to higher international and domestic tactical radar awards in 2009. In 2009, SAS booked $422 million to supply APG-63 fire control radars and support equipment for the Japan Air Self-Defense Force, $295 million for the B-2 RMP and $147 million on the Integrated Sensor Is Structure (ISIS) radar program for the Defense Advanced Research Projects Agency (DARPA). SAS also booked $1,330 million on a number of classified contracts.

Bookings in 2008 remained relatively consistent with 2007. In 2008, SAS booked $1.5 billion on a number of classified contracts. In 2007, SAS booked over $860 million on a number of classified contracts, including $381 million on a major classified program in the fourth quarter. SAS also booked $329 million related to a capability for a satellite system.

Technical Services

				% Change
(In millions, except percentages)	2009	2008	2007	2009 compared to 2008	2008 compared to 2007
Total Net Sales	$3,161	$2,601	$2,174	21.5%	19.6%
Total Operating Expenses	2,946	2,427	2,035	21.4%	19.3%
Operating Income	215	174	139	23.6%	25.2%
Operating Margin	6.8%	6.7%	6.4%
Bookings	$2,633	$2,753	$1,610	-4.4%	71.0%
Total Backlog	2,773	2,752	1,925	0.8%	43.0%

TS provides a full spectrum of technical, scientific and professional services to defense, federal, international and commercial customers worldwide. It specializes in training, logistics, engineering services, product support and operational support services. TS provides solutions for the mission support, homeland security, space, civil aviation, counterproliferation and counterterrorism markets. Key customers include all branches of the U.S. Armed Forces, the DHS, NASA, FAA, Department of Energy, Defense Threat Reduction Agency (DTRA) and international governments.

Total Net Sales and Total Operating Expenses—The increase in net sales of $560 million in 2009 was primarily due to $589 million of higher net sales from growth on TS’ training programs, principally domestic and foreign operational training programs supporting the U.S. Army’s Warfighter FOCUS activities, which began significant efforts in May 2008, and training activities performed on the Air Traffic Control Optimum Training Solutions (ATCOTS) contract for the FAA, a program awarded in 2008, which began training activities in the fourth quarter of 2008. The increase was partially offset by $98 million of lower net sales on a DTRA program, principally from lower volume due to the substantial completion of contract scope in the fourth quarter of 2008. The increase in operating expenses of $519 million in 2009 was driven primarily by the activity described above.

The increase in net sales of $427 million in 2008 was primarily due to $381 million of higher net sales from growth on TS’ training programs, principally domestic and foreign operational training programs supporting the U.S. Army’s Warfighter FOCUS activities, which began significant efforts in May 2008. The increase in operating expenses of $392 million in 2008 was driven primarily by activity in the programs described above.

Operating Income and Margin—The increase in operating income of $41 million in 2009 was primarily due to increased volume, which had a $37 million impact on operating income. Operating margin in 2009 remained relatively consistent with 2008.

The increase in operating income of $35 million in 2008 was primarily due to increased volume, which had a $30 million impact on operating income. Operating margin in 2008 remained relatively consistent with 2007.

Backlog and Bookings—Backlog at December 31, 2009 remained relatively consistent with backlog at December 31, 2008. The increase in backlog of $827 million at December 31, 2008 compared to December 31, 2007 was primarily due to 2008 awards from the U.S. Army for domestic and foreign operational training programs and from the FAA for the ATCOTS contract discussed below.

Bookings in 2009 remained relatively consistent with 2008. In 2009, TS booked $1.0 billion on domestic operational training programs and $300 million on foreign operational training programs in support of the U.S. Army’s Warfighter FOCUS activities, $160 million to upgrade Phalanx Weapon Systems for the Royal Canadian Navy and $100 million for DTRA.

The increase in bookings of $1.1 billion in 2008 was primarily due to bookings for domestic and foreign operational training programs in support of the U.S. Army’s Warfighter FOCUS activities and the FAA’s ATCOTS contract. In 2008, TS booked $890 million on domestic operational training programs and $67 million on foreign operational training programs in support of the U.S. Army’s Warfighter FOCUS activities as well as $436 million on the FAA’s ATCOTS contract. In 2007, TS booked $492 million on work for the Department of Energy and DTRA, and $48 million on domestic operational training programs and $70 million on foreign operational training programs in support of the U.S. Army’s Warfighter FOCUS activities.

FAS/CAS Pension Adjustment

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under FAS in accordance with GAAP and our pension expense under CAS. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of the FAS/CAS Pension Adjustment was as follows:

(In millions)	2009	2008	2007
FAS expense	$(646)	$(524)	$(693)
CAS expense	673	401	434
FAS/CAS Pension Adjustment	$27	$(123)	$(259)

As discussed above in Critical Accounting Estimates, a key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differ from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 11 years, and are amortized under CAS over a 15-year period. In accordance with both FAS and CAS, a “market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect the recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

In 2009, our CAS expense increased by $150 million more than our FAS expense, resulting in a FAS/CAS Pension Adjustment of $27 million of income in 2009 versus $123 million of expense in 2008. The $272 million increase in our CAS expense was driven primarily by negative asset returns in 2008, which caused certain plans to no longer be fully funded under CAS. Our FAS expense also increased by $122 million. The primary components of the change in FAS expense included an increase of $297 million due to the lower than expected return on pension assets during 2008, partially offset by a decrease of $106 million due to the expected return on our discretionary cash contribution to our plans in 2008 as well as the expected return on the expected cash contributions in 2009. In addition, the FAS expense decreased by $47 million due to the recognition of previous historical asset returns which were greater than the expected return.

In 2008, our FAS expense decreased by $169 million compared to 2007. The primary components of the change in FAS expense included a decrease of $88 million due to the recognition of previous years’ historical asset returns, which were greater than the expected return and a decrease of $66 million due to the expected return on our discretionary cash contributions to our plans in 2007 as well as the expected return on the expected cash contributions in 2008.

For 2010, we currently expect our FAS expense will increase more than our CAS expense, which will increase the FAS/CAS Pension Adjustment. We expect the FAS/CAS Pension Adjustment to be approximately $220 million of expense driven by the difference in amortization periods under FAS and CAS, as discussed above, of the net unrecognized liability, principally due to the negative 2008 asset returns. This expected increase in FAS expense in excess of CAS expense is subject to our annual update, generally planned in the third quarter, of our actuarial estimate of the unfunded benefit obligation for both FAS and CAS for final 2009 census data. After 2010, the FAS/CAS Pension Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2009 and without an adjustment for the Harmonization Rule, it appears our FAS expense will continue to exceed our CAS expense until 2013 driven by the difference in amortization periods under FAS and CAS, as discussed above, of the unfunded benefit obligation, principally due to the negative 2008 asset returns.

Corporate and Eliminations

Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio.

The components of total net sales related to Corporate and Eliminations were as follows:

(In millions)	2009	2008	2007
Intersegment sales eliminations	$(2,004)	$(1,884)	$(1,776)
Corporate	30	(21)	74
Total	$(1,974)	$(1,905)	$(1,702)

The components of operating income related to Corporate and Eliminations were as follows:

(In millions)	2009	2008	2007
Intersegment profit eliminations	$(173)	$(166)	$(160)
Corporate	(70)	(116)	(73)
Total	$(243)	$(282)	$(233)

The increase in total net sales and operating income related to Corporate in 2009 compared to 2008 and the decrease in total net sales and operating income related to Corporate in 2008 compared to 2007 was primarily due to the increase in estimated future CAS pension costs at December 31, 2008 as discussed below.

As discussed above in Critical Accounting Estimates, pension costs as calculated under CAS are a component of our estimated costs to complete each of our U.S. Government contracts. On an annual basis, we update our estimate of future CAS pension costs based upon actual asset returns and other actuarial factors. When these estimated future costs increase, which occurred at December 31, 2008, driven mainly by the significant decline in the value of our pension assets in 2008, the estimated costs to complete each existing contract increases. The amounts of revenue and profit which are recognizable based upon our estimated percent complete and expected margins on our contracts, principally on our fixed-price contracts, were reduced. In 2008, we recorded a cumulative catch-up adjustment for this reduction in revenue and profit of $69 million as part of Corporate and Eliminations consistent with our internal management reporting and performance evaluation. The components of the adjustment were as follows:

(In millions)
Integrated Defense Systems	$20
Intelligence and Information Systems	7
Missile Systems	14
Network Centric Systems	12
Space and Airborne Systems	12
Technical Services	4
Total	$69

DISCONTINUED OPERATIONS

(Loss) income from discontinued operations, net of tax consisted of the following results from Raytheon Aircraft Company (Raytheon Aircraft), Flight Options LLC (Flight Options) and Other Discontinued Operations:

	Pretax			After-tax
(In millions)	2009	2008	2007	2009	2008	2007
Gain on sale of Raytheon Aircraft	$—	$—	$1,598	$—	$—	$986
Raytheon Aircraft discontinued operations	8	6	45	7	8	30
Loss on sale of Flight Options	—	—	(73)	—	—	(44)
Flight Options discontinued operations	(2)	—	(112)	(1)	—	(88)
Other Discontinued Operations	(6)	(1)	8	(7)	(10)	1
Total	$—	$5	$1,466	$(1)	$(2)	$885

From time to time, we have disposed of certain businesses, including our Raytheon Aircraft, Flight Options, Raytheon Engineers & Constructors and Aircraft Integration Systems businesses. As a result, we present Raytheon Aircraft, Flight Options and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. All residual activity relating to our disposed businesses appears in discontinued operations.

In 2007, we sold Raytheon Aircraft for $3,318 million in gross proceeds, $3,117 million, net. We recorded a gain on sale of $986 million, net of $612 million of federal, foreign and state income taxes.

In 2007, we sought and received a number of initial bids to purchase Flight Options. These initial bids were below our previous estimates of Flight Options’ fair value, which was based upon its projected discounted cash flows. As a result of receiving these external indications of market value and other conditions and events that occurred during the year, we recorded an impairment charge of $84 million pretax, $69 million after-tax in 2007, which included all of Flight Options’ remaining goodwill and a portion of its other intangible assets. Subsequently, we sold Flight Options and recorded a loss on sale of $73 million pretax, $44 million after-tax. In connection with the sale of Flight Options, we recorded a note receivable for $9 million, which was subsequently collected in 2008.

We retained certain assets and liabilities of these disposed businesses. At December 31, 2009 and 2008, we had $71 million in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At December 31, 2009 and 2008, we had $57 million and $77 million, respectively, primarily in current liabilities related to various contract obligations, certain environmental liabilities, aircraft lease obligations, non-income tax obligations and certain product liabilities. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

No interest expense was allocated to discontinued operations in 2009, 2008 and 2007 since there was no debt specifically attributable to discontinued operations or required to be repaid with proceeds from the sales.

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

During 2009, certain significant cash flows, discussed in more detail below, were as follows:

–	$1,200 million of stock repurchases;
–	$1,160 million of required contributions to our pension and other postretirement benefit plans;
–	$496 million in proceeds from the issuance of long-term debt, net of offering costs;
–	$474 million of long-term debt repayments;
–	$473 million in dividend payments;
–	$347 million for payments for additions to property, plant and equipment and capitalized internal use software;
–	$334 million for business acquisitions, net of cash acquired; and
–	$208 million of net federal and foreign tax payments.

In addition, the following table highlights selected measures of our liquidity and capital resources as of December 31, 2009 and 2008:

(In millions)	2009	2008
Cash and cash equivalents	$2,642	$2,259
Working capital	2,345	2,268
Amount available under our credit facilities	1,479	2,160

The increase of $77 million in working capital in 2009 compared to 2008 was primarily due to an increase in contracts in process driven by the timing of payments, partially offset by federal tax refunds as discussed below.

As discussed further below, in 2009 we replaced our $2.2 billion credit facility with $1.5 billion in credit facilities.

Operating Activities

(In millions)	2009	2008	2007
Cash provided by operating activities from continuing operations	$2,745	$2,036	$1,249
Cash provided by operating activities	2,725	2,015	1,198

The increase of $710 million in net cash provided by operating activities in 2009 compared to 2008 was primarily due to: $240 million of lower net tax payments, driven by the $350 million refund discussed below and $69 million of overpayment credits; $42 million of lower pension and other postretirement benefit payments as discussed below; and $37 million of proceeds from the termination of our interest rate swap agreements. The remainder of the increase in net cash was primarily due to an increase in net cash receipts in line with total net sales growth. The increase of $817 million in net cash provided by operating activities in 2008 compared to 2007 was primarily due to lower tax payments and pension plan contributions.

Tax Payments—Total federal and foreign tax payments, net of refunds and credits, were $208 million in 2009 compared to $448 million in 2008 and $734 million in 2007. Net tax payments in 2009 included $350 million of refunds and $69 million of overpayment credits. Net tax payments in 2007 included $631 million of payments related to the sale of Raytheon Aircraft and refunds of $381 million related to a federal research credit claim and export tax benefit claims. Federal and foreign tax payments, net of refunds and credits, for 2010 are expected to approximate $840 million.

Pension Plan Contributions—We make both discretionary and required contributions to our pension plans. Required contributions are primarily determined by ERISA and are affected by the actual return on plan assets and plan funded status. If discretionary contributions are made, a funding credit is accumulated which can be used to offset future calculated required contributions. The funding credit for our pension plans was $2.6 billion at December 31, 2009. Discretionary and required contributions were as follows:

(In millions)	2009	2008	2007
Discretionary contributions	$—	$660	$900
Required contributions	1,115	514	416
Total	$1,115	$1,174	$1,316

Required contributions in 2009 were higher than 2008 due to the impact of the decline in the value of pension plan assets in 2008. Discretionary contributions in 2008 were lower than in 2007 due to the acceleration of a planned 2008 contribution of $500 million into December of 2007. We expect to make required contributions to our pension plans of approximately $1.1 billion in 2010. We will continue to periodically evaluate whether to make additional discretionary contributions. Future funding requirements will likely be affected by the requirements under the Pension Protection Act of 2006 as further discussed below in Contractual Obligations. Other postretirement benefit payments were $45 million, $28 million and $43 million in 2009, 2008 and 2007, respectively.

Financing Receivables—Collections of financing receivables were $46 million, $68 million and $88 million in 2009, 2008 and 2007, respectively. As a result of our divestitures of Raytheon Aircraft and Flight Options in 2007, we do not expect to originate any significant long-term aircraft financing receivables in the future; however, we continue to hold $53 million of financing receivables as part of our commuter aircraft portfolio.

Interest payments were $147 million, $142 million and $232 million in 2009, 2008 and 2007, respectively. The decrease in interest payments in 2008 compared to 2007 was primarily due to a decrease in average debt outstanding.

Investing Activities

(In millions)	2009	2008	2007
Net cash (used in) provided by investing activities from continuing operations	$(692)	$(417)	$2,536
Net cash (used in) provided by investing activities	(692)	(417)	2,507

The increase of cash outflows of $275 million in net cash (used in) provided by investing activities in 2009 compared to 2008 was primarily due to the acquisition of BBN in the fourth quarter of 2009. The decrease of $2,924 million in net cash (used in) provided by investing activities in 2008 compared to 2007 was primarily due to the proceeds from the divestitures of Raytheon Aircraft and Flight Options in 2007 discussed below.

Additions to property plant and equipment and capitalized internal use software—Information on our additions to property, plant and equipment were as follows:

(In millions)	2009	2008	2007
Additions to property, plant and equipment	$280	$304	$313
Additions to capitalized internal use software	67	74	85

We expect our capital and internal use software expenditures to be approximately $410 million and $140 million, respectively, in 2010, consistent with the anticipated growth of our business and for specific investments including program capital assets and facility improvements.

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate.

Acquisitions—In October 2009, we acquired BBN which enhances our advanced networking, speech and language technologies, information technologies, sensor systems and cybersecurity, for $334 million in cash, net of $22 million of cash acquired, exclusive of retention and management incentive payments. In 2008, we acquired Telemus Solutions, Inc. and SI Government Solutions, which enhance our cybersecurity capabilities, for an aggregate of $52 million in cash. In 2007, we acquired Oakley Networks, Inc., which enhanced our cybersecurity capabilities, and the robotics technologies and capabilities of Sarcos for an aggregate of $211 million, exclusive of retention and management incentive payments for future services.

Divestitures—In 2007, we received pretax net proceeds of $3,143 million related to our sales of Raytheon Aircraft and Flight Options.

Financing Activities

(In millions)	2009	2008	2007
Net cash used in financing activities	$(1,650)	$(1,994)	$(3,510)

We have used cash provided by operating activities, proceeds from the sale of Raytheon Aircraft in 2007 and proceeds from the issuance of new debt in 2009 as our primary source for the repayment of debt, payment of dividends and the repurchase of our common stock. The decrease of $344 million in net cash used in financing activities in 2009 compared to 2008 was primarily due to $500 million of lower repurchases of common stock under our share repurchase program, partially offset by a $112 million reduction in activity under common stock plans due to lower stock option exercises, as further discussed below.

Debt—In the fourth quarter of 2009, we received proceeds of $496 million from the issuance of $500 million fixed-rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $474 million of our long-term debt maturing in 2011 at a loss of $22 million pretax, which is included in other expense, net. We made no debt repayments in 2008 compared to $1,724 million in 2007. Our 2007 debt repayments consisted of the retirement of $685 million of current maturities and the exercise of our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $1,039 million of our long-term debt maturing between 2008-2010 at a loss of $59 million pretax, which is included in other expense, net. Our next principal payment of debt of $333 million is due in 2012.

Stock Repurchases—Information on our repurchases of our common stock under our share repurchase programs was as follows:

(In millions)	2009	2008	2007
Amount of stock repurchased	$1,200	$1,700	$1,642
Shares of stock repurchased	25.8	30.7	28.7

In October 2008, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. As of December 31, 2009, approximately $1,130 million of our common stock had been repurchased and approximately $870 million remained under this program. All previous repurchase programs had been completed as of December 31, 2009.

Cash Dividends—Our Board of Directors declared the following cash dividends:

(In millions, except per share amounts)	2009	2008	2007
Cash dividends per share	$1.24	$1.12	$1.02
Total dividends paid	473	460	440

In March 2009, our Board of Directors authorized an 11% increase in our annual dividend payout rate from $1.12 to $1.24 per share. In March 2008, our Board of Directors authorized a 10% increase in our annual dividend payout rate from $1.02 to $1.12 per share. Although we do not have a formal dividend policy we believe that a reasonable dividend payout ratio is approximately one third of our income from continuing operations excluding the FAS/CAS Pension Adjustment. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES

Total debt was $2.3 billion at December 31, 2009 and 2008. Our outstanding debt bears contractual interest at fixed interest rates ranging from 4.4% to 7.2% and matures at various dates through 2028.

Cash and Cash Equivalents—Cash and cash equivalents were $2.6 billion and $2.3 billion at December 31, 2009 and December 31, 2008, respectively. We invest cash in U.S. Treasuries; commercial paper of financial institutions and corporations with AA-/Aa3 or better long-term and A-1+/P-1 short-term debt ratings, or guaranteed by the U.S. Government’s Temporary Liquidity Guarantee Program; AAA/Aaa U.S. Treasury money market funds; bank certificates of deposit; and time deposits with AA- or Aa3 long-term debt ratings. Cash balances held at our foreign subsidiaries were approximately 15% of our total cash balance at December 31, 2009 and December 31, 2008, and are deemed to be indefinitely reinvested.

Credit Facilities—In November 2009, we entered into two new bank revolving credit facilities in the amount of $1.5 billion in the aggregate replacing the previous $2.2 billion bank revolving credit facility which was set to mature in March 2010.

The first new credit facility is a $1.0 billion, three-year facility maturing in November 2012, $150 million of which is available to Raytheon United Kingdom Limited, our U.K. subsidiary. The second new credit facility is a $500 million 364-day facility maturing in November 2010. Borrowings under these facilities bear interest at various rate options, including LIBOR plus a margin based on our credit default swap spread, with minimum and maximum margins that are adjusted for our credit ratings. Based on our credit ratings at December 31, 2009, borrowings under these facilities would bear interest at LIBOR plus 100 basis points, the minimum margin.

Under the $1.0 billion facility, we can borrow, issue letters of credit and backstop commercial paper. Under the $500 million facility, we can borrow and backstop commercial paper. The credit facilities are comprised of commitments from approximately twenty-five separate highly rated lenders, each committing no more than 10% of the aggregate of the facilities. As of December 31, 2009 and December 31, 2008, there were no borrowings outstanding under these credit facilities or our previous facility. However, we had approximately $20 million and $40 million of outstanding letters of credit at December 31, 2009 and December 31, 2008, respectively, which effectively reduced our borrowing capacity under these credit facilities and our previous credit facility by that same amount.

Under the two new facilities and the previous credit facility, we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 50% and a ratio of consolidated earnings attributable to Raytheon Company before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with the covenants during 2009 and 2008. Our ratio of total debt to total capitalization, as defined in the credit facilities, was 19.0% and 20.1% at December 31, 2009 and 2008, respectively.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity, including the $150 million Raytheon United Kingdom Limited sub-line discussed above. In addition, other uncommitted bank lines totaled approximately $15 million and $10 million at December 31, 2009 and 2008, respectively. There were no amounts outstanding under these lines of credit at December 31, 2009 and December 31, 2008. Compensating balance arrangements are not material.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of December 31, 2009 to our short-term debt and long-term senior unsecured debt:

	Short-Term	Long-Term Senior Debt
Rating Agency	Debt	Rating	Outlook	Date of Last Action
Fitch	F2	A-	Stable	September 2008
Moody’s	P-2	Baa1	Stable	March 2007
S&P	A-2	A-	Stable	September 2008

In September 2008, Fitch upgraded our long-term senior unsecured debt rating from BBB+ to A- and S&P upgraded our long-term senior unsecured debt rating from BBB+ to A-.

Shelf Registrations—The total capacity of our current shelf registration, filed with the SEC in October 2008, is $3.0 billion, of which $500 million was used to issue the fixed-rate long-term debt in 2009, as discussed above and $450 million was used for the registration of common stock issuable under certain outstanding warrants issued in 2006.

During the recent downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing on revolvers, issuing debt and raising capital generally, which have had a material adverse impact on their liquidity. Given our current cash position, credit ratings, cash needs and debt structure, along with the type of short-term investments we have made, we have not experienced any material issues and we continue to expect that our current liquidity, notwithstanding recent market conditions, will be sufficient to meet all our anticipated needs during the next twelve months and for the foreseeable future.

CONTRACTUAL OBLIGATIONS

The following is a schedule of our contractual obligations outstanding at December 31, 2009:

(In millions)	Total	Less than 1 year (2010)	1 - 3 years (2011- 2012)	4 - 5 years (2013- 2014)	After 5 years (2015 and thereafter)
Debt(1)	$2,336	$—	$333	$345	$1,658
Interest payments	1,426	132	276	212	806
Operating leases	1,046	267	332	163	284
Purchase obligations	8,481	5,908	2,288	202	83
Total	$13,289	$6,307	$3,229	$922	$2,831
(1)	Debt includes scheduled principal payments only.

Purchase obligations in the table above represent enforceable and legally binding agreements with suppliers to purchase goods or services. We enter into contracts with customers, primarily the U.S. Government, which entitles us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the amount for which we are entitled to full recourse from our customers. The table above does not include required pension and other postretirement contributions, which we expect to make in 2010 of $1.2 billion, exclusive of any U.S. Government recovery.

The ERISA funding requirements will be replaced by the requirements under the Pension Protection Act of 2006. Under the Pension Protection Act, companies will be required to fully fund their pension plans over a seven-year period. For certain defense contractors, the new funding rules become effective when the Harmonization Rule goes into effect or no later than 2011. It is expected that the final Harmonization rule will provide a framework to make more similar the CAS requirements and the ERISA requirements, as revised by the Pension Protection Act.

Interest payments include interest on debt that is redeemable at our option.

As of December 31, 2009 and December 31, 2008, the total amount of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $549 million and $478 million, respectively, and was included in accrued retiree benefits and other long-term liabilities. We are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

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

We previously sold undivided interests in general aviation finance receivables, while retaining subordinated interests in and servicing rights to the receivables. We irrevocably, and without recourse, transferred the receivables to a qualifying special-purpose entity (QSPE), General Aviation Receivables Corporation (GARC), formed in 2003, which in turn, issued beneficial interests in these receivables to a commercial paper conduit. The conduit obtained the funds to purchase the interest in the receivables, other than the retained interest, by selling commercial paper to third-party investors. At December 31, 2009 and 2008, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $73 million and $99 million, respectively, of which our subordinated retained interest was $67 million and $66 million, respectively, and the fair value of the servicing liability was less than $1 million at December 31, 2008. There was no servicing liability at December 31, 2009. The underlying aircraft serve as collateral for these accounts receivable. We estimated the fair value of the subordinated retained interest at December 31, 2009 and 2008 based on the present value of future expected cash flows using certain key assumptions, including collection period and a discount rate of 5.3% and 4.4%, respectively. At December 31, 2009, a 10% and 20% adverse change in the collection period and discount rate would not have a material effect on our financial position or results of operations. In January 2010, we adopted the required new accounting standards which amend the accounting and disclosure requirements for transfers of financial assets and consolidation of variable interest entities (VIEs). Among other things, these accounting standards eliminate the concept of a QSPE and the related exception for applying the consolidation guidance. As a result, on January 1, 2010 we consolidated GARC, which did not have a material impact on our consolidated financial statements and resulted in:

–	The removal of our $67 million investment in GARC previously reported in other assets, net, and
–	The addition of long and short-term notes receivable, net of $68 million, current and long-term notes payable of $2 million, and an increase in retained earnings of less than $1 million, net of tax.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by NCS. Loan repayments by the Brazilian Government were current at December 31, 2009.

In addition, we have entered into certain joint ventures formed specifically to facilitate a teaming arrangement between two contractors for the benefit of the customer, generally the U.S. Government, whereby we receive a subcontract from the joint venture in the joint venture’s capacity as prime contractor. Accordingly, we record the work the joint venture performs as an operating activity.

COMMITMENTS AND CONTINGENCIES

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs was $208 million and $157 million at December 31, 2009 and 2008, respectively. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at December 31, 2009 and 2008 to be $139 million and $105 million, respectively, before U.S. Government recovery and had this amount accrued. A portion of these costs are eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we recorded $97 million and $69 million in contracts in process through December 31, 2009 and 2008, respectively, for the estimated future recovery of these costs from the U.S. Government. We also lease certain government-owned properties and are generally not liable for remediation of preexisting environmental contamination at these sites; as a result, we generally do not reflect the provision for these costs in our consolidated financial statements. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $227 million, $898 million and $203 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at December 31, 2009, respectively, and $281 million, $1,012 million and $111 million were outstanding at December 31, 2008, respectively. These instruments expire on various dates through 2020. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit described above were $80 million and $206 million at December 31, 2009, respectively and $59 million and $180 million at December 31, 2008, respectively, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS).

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At December 31, 2009 and 2008, we had an estimated liability of $6 million and $2 million, respectively, related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and other contractual obligations described above. At December 31, 2009, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2009.

Also included in guarantees and letters of credit described above were $10 million and $6 million at December 31, 2009, respectively, and $86 million and $6 million at December 31, 2008, respectively, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At December 31, 2009 and 2008, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $109 million relating to 106 aircraft and approximately $170 million relating to 127 aircraft, respectively. The valuation of used aircraft in inventories, which are stated at cost, but not in excess of realizable value, requires significant judgment. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related assets which serve as collateral for the underlying financing arrangements. As part of the assessment of realizable value, we evaluate many factors, including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing borrowers to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at December 31, 2009.

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

ACCOUNTING STANDARDS

In 2009, we adopted required new accounting standards related to the following:

–	The accounting and disclosure of noncontrolling interests as discussed in Note 7 within Item 8 of this Form 10-K;
–	The disclosure of derivative instruments and hedging activities as discussed in Note 8 within Item 8 of this Form 10-K;
–	The accounting and disclosure of certain nonfinancial assets and liabilities not recognized or disclosed at fair value on a recurring basis, as discussed in Note 9 within Item 8 of this Form 10-K;
–	The earnings per share (EPS) impact of instruments granted in share-based payment transactions as discussed in Note 12 within Item 8 of this Form 10-K;
–	The disclosure of postretirement benefit plan assets as discussed in Note 14 within Item 8 of this Form 10-K; and
–	The accounting for business combinations, which we have applied prospectively to business combinations with acquisition dates after January 1, 2009.

As discussed above in Off-Balance Sheet Arrangements, in January 2010, we adopted the required new accounting standards which amend the accounting and disclosure requirements for transfers of financial assets and consolidation of VIEs. Among other things, these accounting standards eliminate the concept of a QSPE and the related exception for applying the consolidation guidance. As a result, on January 1, 2010 we consolidated GARC, which did not have a material impact on our consolidated financial statements and resulted in:

–	The removal of our $67 million investment in the GARC previously reported in other assets, net, and
–	The addition of long and short-term notes receivable, net of $68 million, current and long-term notes payable of $2 million, and an increase in retained earnings of less than $1 million, net of tax.

Further, the new accounting standard related to consolidation of VIEs requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. With the exception of GARC discussed above, the adoption of this accounting standard did not change any of our previous conclusions regarding our VIEs and thus did not have an effect on our financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after December 31, 2009, are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of December 31, 2009 and 2008 about our market risk exposure associated with changing interest and exchange rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates by contractual maturity dates at December 31, 2008. We terminated these interest rate swaps in the first quarter of 2009. There were no interest rate swaps outstanding at December 31, 2009.

As of December 31, 2009

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long—Term Debt	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$333	$345	$—	$1,658	$2,336	$2,581
Average interest rate	—	—	5.50%	5.38%	—	6.10%	5.91%

As of December 31, 2008

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long—Term Debt	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$453	$333	$345	$1,158	$2,289	$2,493
Average interest rate	—	—	4.85%	5.50%	5.38%	6.84%	6.03%

As of December 31, 2008

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Interest Rate Swaps	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed to variable	$—	$—	$250	$—	$325	$—	$575	$48
Average variable rate paid	—	—	1.50%	—	2.10%	—	1.84%
Average fixed receive rate	—	—	4.09%	—	4.80%	—	4.49%

The notional amounts of outstanding foreign exchange forward contracts consisted of the following at:

	December 31, 2009		December 31, 2008
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$407	$498	$382	$489
Canadian Dollars	212	46	189	27
Euros	190	35	87	1
All other	176	53	146	40
Total	$985	$632	$804	$557

Unrealized gains of $69 million and $81 million were included in non-current assets and unrealized losses of $33 million and $107 million were included in current liabilities at December 31, 2009 and December 31, 2008, respectively. For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements and our internal control over financial reporting and their report follows. Our stockholders ratified the appointment of PricewaterhouseCoopers LLP at the 2009 Annual Meeting of Stockholders.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control – Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ William H. Swanson	/s/ David C. Wajsgras
William H. Swanson	David C. Wajsgras
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raytheon Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity, and of cash flows present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, in 2009, the Company changed the manner in which it accounts for, and discloses noncontrolling interests. Also as discussed in Note 2, in 2009, the Company changed the manner in which it accounts for business combinations. Also as discussed in Note 12, in 2009, the Company changed the manner in which it calculates earnings per share. As discussed in Note 12 to the consolidated financial statements, in 2008, the Company changed the manner in which it accounts for obligations associated with certain life insurance agreements. As discussed in Note 15 to the consolidated financial statements, in 2007, the Company changed the manner in which it accounts for, and discloses, uncertain tax positions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2010

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amount) December 31:	2009	2008
Assets
Current assets
Cash and cash equivalents	$2,642	$2,259
Accounts receivable, net	120	105
Contracts in process	4,373	3,793
Inventories	344	325
Current tax asset	—	441
Deferred taxes	273	395
Prepaid expenses and other current assets	116	99
Total current assets	7,868	7,417
Property, plant and equipment, net	2,001	2,024
Deferred taxes	436	735
Prepaid retiree benefits	111	56
Goodwill	11,922	11,662
Other assets, net	1,269	1,240
Total assets	$23,607	$23,134
Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,224	$1,970
Accounts payable	1,397	1,201
Accrued employee compensation	868	913
Other accrued expenses	1,034	1,065
Total current liabilities	5,523	5,149
Accrued retiree benefits and other long-term liabilities	5,793	6,488
Deferred taxes	23	—
Long-term debt	2,329	2,309
Commitments and contingencies (note 11)
Equity
Raytheon Company stockholders’ equity
Common stock, par value $0.01 per share, 1,450 shares authorized, 378 and 400 shares outstanding in 2009 and 2008, respectively, after deducting 107 and 81 treasury shares in 2009 and 2008, respectively	4	4
Additional paid-in capital	10,991	10,873
Accumulated other comprehensive loss	(4,824)	(5,182)
Treasury stock, at cost	(5,446)	(4,254)
Retained earnings	9,102	7,646
Total Raytheon Company stockholders’ equity	9,827	9,087
Noncontrolling interests in subsidiaries	112	101
Total equity	9,939	9,188
Total liabilities and equity	$23,607	$23,134

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts) Years Ended December 31:	2009	2008	2007
Net sales
Products	$21,761	$20,923	$19,455
Services	3,120	2,251	1,846
Total net sales	24,881	23,174	21,301
Operating expenses
Cost of sales—products	17,071	16,570	15,431
Cost of sales—services	2,676	1,919	1,580
Administrative and selling expenses	1,527	1,548	1,434
Research and development expenses	565	517	502
Total operating expenses	21,839	20,554	18,947
Operating income	3,042	2,620	2,354
Interest expense	123	129	196
Interest income	(14)	(64)	(163)
Other expense, net	3	33	70
Non-operating expense, net	112	98	103
Income from continuing operations before taxes	2,930	2,522	2,251
Federal and foreign income taxes	953	824	532
Income from continuing operations	1,977	1,698	1,719
Operating (loss) income from discontinued operations, net of tax	(1)	(2)	(57)
Net gain on sales of discontinued operations, net of tax	—	—	942
(Loss) income from discontinued operations, net of tax	(1)	(2)	885
Net income	1,976	1,696	2,604
Less: Net income attributable to noncontrolling interests	41	24	26
Net income attributable to Raytheon Company	$1,935	$1,672	$2,578

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$4.96	$4.01	$3.86
Income (loss) from discontinued operations	—	(0.01)	2.02
Net income	4.96	4.01	5.88

Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$4.89	$3.93	$3.78
Income (loss) from discontinued operations	—	(0.01)	1.97
Net income	4.89	3.92	5.75

Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$1,936	$1,674	$1,693
Income (loss) from discontinued operations	(1)	(2)	885
Net income	$1,935	$1,672	$2,578

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2009, 2008 and 2007 (In millions, except per share amounts)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Total Raytheon Company Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at December 31, 2006	$5	$10,097	$(2,514)	$(816)	$4,329	$11,101	$70	$11,171

Net income					2,578	2,578	26	2,604
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation			258			258		258
Impact to revalue unfunded projected benefit obligation			157			157		157
Elimination of Raytheon Aircraft unfunded projected benefit obligation and cash flow hedges in connection with sale			77			77		77
Foreign exchange translation			51			51		51
Cash flow hedges			15			15		15

Comprehensive income (loss)						3,136	26	3,162

Dividends declared					(442)	(442)		(442)
Impact to adopt new accounting standard (Note 15)					(13)	(13)		(13)
Distributions and other activity related to noncontrolling interests							(9)	(9)
Common stock plan activity		447				447		447
Treasury stock activity	(1)			(1,686)		(1,687)		(1,687)
Balance at December 31, 2007	4	10,544	(1,956)	(2,502)	6,452	12,542	87	12,629

Net income					1,672	1,672	24	1,696
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation			182			182		182
Impact to revalue unfunded projected benefit obligation			(3,208)			(3,208)		(3,208)
Foreign exchange translation			(160)			(160)		(160)
Cash flow hedges			(40)			(40)		(40)

Comprehensive income (loss)						(1,554)	24	(1,530)

Dividends declared					(462)	(462)		(462)
Impact to adopt new accounting standard (Note 12)					(16)	(16)		(16)
Distributions and other activity related to noncontrolling interests							(10)	(10)
Common stock plan activity		329				329		329
Treasury stock activity				(1,752)		(1,752)		(1,752)
Balance at December 31, 2008	4	10,873	(5,182)	(4,254)	7,646	9,087	101	9,188

Net income					1,935	1,935	41	1,976
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation			255			255		255
Impact to revalue unfunded projected benefit obligation			(24)			(24)		(24)
Foreign exchange translation			88			88		88
Cash flow hedges			40			40		40
Unrealized gain on investments			(1)			(1)		(1)

Comprehensive income (loss)						2,293	41	2,334

Dividends declared					(479)	(479)		(479)
Distributions and other activity related to noncontrolling interests							(30)	(30)
Common stock plan activity		118				118		118
Treasury stock activity				(1,192)		(1,192)		(1,192)
Balance at December 31, 2009	$4	$10,991	$(4,824)	$(5,446)	$9,102	$9,827	$112	$9,939

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2009	2008	2007
Cash flows from operating activities
Net income	$1,976	$1,696	$2,604
Loss (income) from discontinued operations, net of tax	1	2	(885)
Income from continuing operations	1,977	1,698	1,719
Adjustments to reconcile to net cash provided by operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	402	390	372
Stock-based compensation	127	122	109
Deferred income taxes	269	574	182
Collection of financing receivables	46	68	88
Tax benefit from stock-based awards	(13)	(53)	(55)
Changes in assets and liabilities
Accounts receivable, net	(14)	11	28
Contracts in process and advance payments and billings in excess of costs incurred	(211)	144	(197)
Inventories	(6)	62	(12)
Prepaid expenses and other current assets	(36)	60	8
Accounts payable	198	(24)	232
Income taxes receivable/payable	494	(351)	(638)
Accrued employee compensation	(56)	(9)	(34)
Other accrued expenses	78	3	(110)
Pension and other, net	(510)	(659)	(443)
Net cash provided by operating activities from continuing operations	2,745	2,036	1,249
Net cash used in operating activities from discontinued operations	(20)	(21)	(51)
Net cash provided by operating activities	2,725	2,015	1,198
Cash flows from investing activities
Additions to property, plant and equipment	(280)	(304)	(313)
Proceeds from sales of property, plant and equipment	1	14	8
Additions to capitalized internal use software	(67)	(74)	(85)
Change in other assets, net	(12)	(8)	(6)
Proceeds from sales of discontinued operations, net	—	9	3,143
Payments for purchases of acquired companies, net of cash acquired	(334)	(54)	(211)
Net cash (used in) provided by investing activities from continuing operations	(692)	(417)	2,536
Net cash used in investing activities from discontinued operations	—	—	(29)
Net cash (used in) provided by investing activities	(692)	(417)	2,507
Cash flows from financing activities
Dividends paid	(473)	(460)	(440)
Issuance of long-term debt, net of offering costs	496	—	—
Repayments of long-term debt	(474)	—	(1,724)
Repurchases of common stock	(1,200)	(1,700)	(1,642)
Activity under common stock plans	1	113	241
Tax benefit from stock-based awards	13	53	55
Other	(13)	—	—
Net cash used in financing activities	(1,650)	(1,994)	(3,510)
Net increase (decrease) in cash and cash equivalents	383	(396)	195
Cash and cash equivalents at beginning of year	2,259	2,655	2,460
Cash and cash equivalents at end of year	$2,642	$2,259	$2,655

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Consolidation and Classification—The consolidated financial statements include the accounts of Raytheon Company, and all wholly-owned and majority-owned domestic and foreign subsidiaries. All intercompany transactions have been eliminated. For classification of certain current assets and liabilities, we use the duration of the related contract or program as our operating cycle, which is generally longer than one year. In addition, certain prior year amounts have been reclassified to conform with the current year presentation. As used in these notes, the terms “we”, “us”, “our”, “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

Use of Estimates—Our consolidated financial statements are based on the application of U.S. Generally Accepted Accounting Principles (GAAP), which require us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our consolidated financial statements.

Revenue Recognition—We account for our long-term contracts associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, such as certain cost-plus service contracts, using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. We combine closely related contracts when all the applicable criteria under GAAP are met. Similarly, we may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under GAAP are met.

We generally use the cost-to-cost measure of progress for all of our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred-to-date to the total estimated costs at completion of the contract. Revenues, including estimated earned fees or profits, are recorded as costs are incurred. Incentive and award fees are generally awarded at the discretion of the customer or upon achievement of certain program milestones or cost targets. Incentive and award fees, as well as penalties related to contract performance, are considered in estimating profit rates. Estimates of award fees are based on actual awards and anticipated performance, which may include the performance of subcontractors or partners depending upon the individual contract requirements. Incentive provisions that increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Our claims on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated.

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

To a much lesser extent, we enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services. Revenue under such contracts is generally recognized upon delivery or as the service is performed. Revenue on contracts to sell software is recognized when evidence of an arrangement exists, the software has been delivered and accepted by the customer, the fee is fixed or determinable and collection is probable. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Royalty revenue is recognized when earned. Revenue generated from fixed-price service contracts not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment is recognized as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and we have determined collectability is reasonably assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We apply the separation guidance under GAAP for contracts with multiple deliverables. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above.

Research and Development Expenses—Expenditures for Company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed. Bid and proposal costs were between 40% and 50% of total research and development expenses in 2009, 2008 and 2007.

Federal, Foreign and State Income Taxes—The Company and its domestic subsidiaries provide for federal income taxes on pretax accounting income at rates in effect under existing tax law. Foreign subsidiaries record provisions for income taxes at applicable foreign tax rates in a similar manner. The payments made for state income taxes are included in administrative and selling expenses as these costs can generally be recovered through the pricing of products and services to the U.S. Government in the period in which the tax is payable. Accordingly, the state income tax provision (benefit) is allocated to contracts in future periods as discussed below in Deferred Contract Costs.

Other Expense, Net—Other expense, net consists primarily of gains and losses from our investments held in rabbi trusts used to fund certain of our non-qualified deferred compensation plans, gains and losses on the early repurchase of long-term debt and certain financing fees.

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

Activity related to the allowance for doubtful accounts was as follows:

(In millions)
Balance at December 31, 2006	$18
Provisions	—
Utilizations	(10)
Balance at December 31, 2007	8
Provisions	2
Utilizations	(2)
Balance at December 31, 2008	8
Provisions	1
Utilizations	—
Balance at December 31, 2009	$9

Contracts in Process—Contracts in process are stated at cost plus estimated profit, but not in excess of estimated realizable value.

Deferred Contract Costs—Included in contracts in process are certain costs incurred in the performance of our U.S. Government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are deferred and primarily include a portion of our environmental expenses, asset retirement obligations, certain restructuring costs, deferred state income taxes, workers’ compensation and other accruals. At December 31, 2009 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2008, net deferred contract costs were approximately $305 million and $70 million, respectively. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Pension and other postretirement benefit costs are allocated to our contracts as allowed costs based upon the U.S. Government cost accounting standards (CAS). The CAS requirements for pension and other postretirement benefit costs differ from the financial accounting standards (FAS) requirements under GAAP. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense to be recoverable under our expected future contract activity, and therefore did not defer any FAS expense for pension and other postretirement benefit plans in 2006-2008. This resulted in $27 million of incremental income in 2009 and $123 million and $259 million of incremental expense in 2008 and 2007, respectively, reflected in our results of operations for the difference between CAS and FAS requirements for our pension plans in those years.

Inventories—Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A write down for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

Inventories consisted of the following at December 31:

(In millions)	2009	2008
Materials and purchased parts	$60	$56
Work in process	257	224
Finished goods	27	45
Total	$344	$325

We capitalize costs incurred in advance of contract award or funding in inventories if we determine the contract award or funding is probable, which exclude any start-up costs. We included capitalized precontract and other deferred costs of $88 million and $85 million in inventories as work in process at December 31, 2009 and 2008, respectively.

Property, Plant and Equipment, Net—Property, plant and equipment, net are stated at cost less accumulated depreciation. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are expensed. We include gains and losses on the sales of plant and equipment that are allocable to our contracts in overhead as we can generally recover these costs through the pricing of products and services to the U.S. Government. For all other sales or asset retirements, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment of Goodwill and Long-lived Assets—We evaluate our goodwill for impairment annually or whenever events or circumstances indicate the carrying value of that goodwill may not be recoverable. We perform our annual impairment test on the first day of the fourth quarter utilizing a two-step methodology that requires us to first identify potential goodwill impairment and then measure the amount of the related goodwill impairment loss, if any. We have identified our operating segments as reporting units under the impairment test assessment criteria outlined in GAAP. In performing our annual impairment test in the fourth quarter of 2009 and 2008, we did not identify any goodwill impairment.

We determine whether long-lived assets are to be held for use or disposal. Upon indication of possible impairment of long-lived assets held for use, we evaluate the recoverability of such assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. In order for long-lived assets to be considered held for disposal, we must have committed to a plan to dispose of the assets. Once deemed held for disposal, the assets are stated at the lower of the carrying amount or fair value.

Computer Software—Internal use computer software, which consists primarily of an integrated financial software package used across the Company, is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life, generally 10 years.

Advance Payments and Billings in Excess of Costs Incurred—We receive advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts. We classify advance payments and billings in excess of costs incurred, other than those reflected as a reduction of contracts in process, as current liabilities.

Product Warranty—We provide for product warranties in conjunction with certain product sales where revenue is recognized upon delivery.

Activity related to product warranty accruals was as follows:

(In millions)
Balance at December 31, 2006	$36
Provisions for warranties	20
Warranty services provided	(9)
Balance at December 31, 2007	47
Provisions for warranties	5
Warranty services provided	(13)
Balance at December 31, 2008	39
Provisions for warranties	7
Warranty services provided	(7)
Balance at December 31, 2009	$39

We account for warranty provision costs performed under long-term contracts using the cost-to-cost measure of progress as contracts costs as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Comprehensive Income—Comprehensive income and its components are presented in the consolidated statements of equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated other comprehensive loss consisted of the following at December 31:

(In millions)	2009	2008
Unfunded projected benefit obligation	$(4,892)	$(5,123)
Foreign exchange translation	46	(42)
Cash flow hedges	22	(19)
Unrealized gains on investments	2	3
Interest rate lock	(2)	(1)
Total	$(4,824)	$(5,182)

The unfunded projected benefit obligation is shown net of tax benefits of $2,634 million and $2,759 million at December 31, 2009 and 2008, respectively. The cash flow hedges are shown net of tax liabilities of $11 million and net of tax benefits of $10 million at December 31, 2009 and 2008, respectively. The unrealized gains on investments are shown net of tax liabilities of $1 million and $2 million at December 31, 2009 and 2008, respectively. The interest rate locks are shown net of tax benefits of $1 million at December 31, 2009 and 2008.

Translation of Foreign Currencies—Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. Deferred taxes are not recognized for translation related temporary differences of foreign subsidiaries as their undistributed earnings are considered to be indefinitely reinvested. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in 2009, 2008 and 2007 were not material.

Pension Costs—We have pension plans covering the majority of our employees, including certain employees in foreign countries. We must calculate our pension costs under both CAS and FAS requirements under GAAP. The calculations under CAS and FAS require judgment. CAS prescribes the allocation to and recovery of pension costs on U.S. Government contracts through the pricing of products and services and the methodology to determine such costs. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both CAS and FAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension cost. In addition, the cash funding requirements for our pension plans are determined under the Employee Retirement Income Security Act of 1974 (ERISA). ERISA funding requirements use a third and different method to determine funding requirements, which are primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities. The ERISA funding requirements will be replaced by the requirements under the Pension Protection Act of 2006. Under the Pension Protection Act, companies will be required to fully fund their pension plans over a seven-year period. For certain defense contractors, the new funding rules become effective when the Cost Accounting Standards Pension Harmonization Rule (Harmonization Rule) goes into effect, no later than 2011. It is expected that the final Harmonization Rule will provide a framework to make more similar the CAS requirements and the ERISA requirements, as revised by the Pension Protection Act. Due to the foregoing differences in requirements and calculation methodologies, our FAS pension expense or income is not necessarily indicative of the funding requirements or amount of government recovery.

We record CAS expense in the results of our business segments. Due to the differences between FAS and CAS amounts, we also present the difference between FAS and CAS expense, referred to as our FAS/CAS Pension Adjustment, as a separate line item in our segment results. This effectively increases or decreases the amount of total pension expense in our results of operations so such amount is equal to the FAS expense amount under GAAP.

For purposes of determining pension expense under GAAP, investment gains and losses are spread over 3 years to develop a market-related value of the assets.

We recognize the funded status of a postretirement benefit plan (defined benefit pension and other benefits) as an asset or liability on our consolidated balance sheets. Funded status represents the difference between the projected benefit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

obligation of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as demographic or asset gains or losses and the impact of historical plan changes are included in accumulated other comprehensive (loss) income. Changes in these amounts in future years will be reflected through accumulated other comprehensive (loss) income and amortized in future pension expense over the average employee service period.

Derivative Financial Instruments—We enter into foreign currency forward contracts to manage the currency exchange rate risk associated with forecasted foreign currency purchases and sales under our customer contracts. We also periodically enter into pay-variable, receive-fixed interest rate swaps to manage interest rate risk associated with our fixed-rate financing obligations.

We recognize all derivative financial instruments as either assets or liabilities at fair value in our consolidated balance sheets. We designate foreign currency forward contracts as cash flow hedges of forecasted purchases and sales denominated in foreign currencies, and interest rate swaps as fair value hedges of our fixed-rate financing obligations. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items. We do not hold or issue derivative financial instruments for trading or speculative purposes.

For foreign currency forward contracts designated and qualified for cash flow hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive (loss) income, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings.

We account for our interest rate swaps as fair value hedges of a portion of our fixed-rate financing obligations, and accordingly record gains and losses from changes in the fair value of these swaps in interest expense, along with the offsetting gains and losses on the fair value adjustment of the hedged portion of our fixed-rate financing obligations. We also record in interest expense the net amount paid or received under the swap for the period and the amortization of gain or loss from the early termination of interest rate swaps.

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

Risks and Uncertainties—We provide a wide range of technologically advanced products, services and solutions for principally governmental customers in the U.S. and abroad, and are subject to certain business risks specific to that industry. Total sales to the U.S. Government, including foreign military sales, were 88%, 87% and 86% of total net sales in 2009, 2008 and 2007, respectively. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

Subsequent Events—We have evaluated subsequent events through the time of filing this annual report on Form 10-K with the Securities and Exchange Commission on February 24, 2010.

Note 2: Accounting Standards

In 2009, we adopted required new accounting standards related to the following:

–	The accounting and disclosure of noncontrolling interests as discussed in Note 7;
–	The disclosure of derivative instruments and hedging activities as discussed in Note 8;
–	The accounting and disclosure of certain nonfinancial assets and liabilities not recognized or disclosed at fair value on a recurring basis, as discussed in Note 9;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

–	The earnings per share (EPS) impact of instruments granted in share-based payment transactions as discussed in Note 12;
–	The disclosure of postretirement benefit plan assets as discussed in Note 14; and
–	The accounting for business combinations, which we have applied prospectively to business combinations with acquisition dates after January 1, 2009.

As discussed in Note 7: Other Assets, in January 2010, we adopted the required new accounting standards which amend the accounting and disclosure requirements for transfers of financial assets and consolidation of variable interest entities (VIEs). Among other things, these accounting standards eliminate the concept of a qualifying special-purpose entity (QSPE) and the related exception for applying the consolidation guidance. As a result, on January 1, 2010 we consolidated our QSPE, General Aviation Receivables Corporation (GARC), which did not have a material impact on our consolidated financial statements and resulted in:

–	The removal of our $67 million investment in GARC previously reported in other assets, net, and
–	The addition of long and short-term notes receivable, net of $68 million, current and long-term notes payable of $2 million, and an increase in retained earnings of less than $1 million, net of tax.

Further, the new accounting standard related to consolidation of VIEs requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. With the exception of GARC discussed above, the adoption of this accounting standard did not change any of our previous conclusions regarding our VIEs and thus did not have an effect on our financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after December 31, 2009, are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Acquisitions

In October 2009, we acquired BBN Technologies Corp. and related entities (BBN) which enhances our advanced networking, speech and language technologies, information technologies, sensor systems and cybersecurity at Network Centric Systems (NCS) for $334 million in cash, net of $22 million of cash acquired, exclusive of retention and management incentive payments. We recorded $254 million of goodwill, primarily related to expected synergies from combining operations and the value of the workforce, and $70 million in intangible assets, primarily related to technology, contractual backlog and trade name with a weighted-average life of eight years, in connection with this acquisition.

In 2008, we acquired Telemus Solutions, Inc. and SI Government Solutions at Intelligence Information Systems (IIS) for a total of $52 million in cash. We recorded $39 million of goodwill and $9 million in intangible assets in connection with these acquisitions.

In 2007, we acquired Oakley Networks, Inc. at IIS and the robotics technologies and capabilities of Sarcos at Integrated Defense Systems (IDS) for a total of $211 million in cash. We recorded $165 million of goodwill and $38 million in intangible assets, primarily related to completed technology and customer relationships with a weighted-average life of six years, in connection with these acquisitions.

Pro forma financial information has not been provided for these acquisitions as they are not material either individually or in the aggregate.

We funded each of the above acquisitions using cash on hand. The operating results of these businesses have been included with our consolidated results as of the respective closing dates of the acquisitions. The purchase price of these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

businesses has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. We completed these acquisitions to enhance our technology portfolio. Tax deductible goodwill related to these acquisitions totaled $53 million.

Note 4: Discontinued Operations

(Loss) income from discontinued operations, net of tax, consisted of the following results from Raytheon Aircraft Company (Raytheon Aircraft), Flight Options LLC (Flight Options) and Other Discontinued Operations:

	Pretax			After-tax
(In millions)	2009	2008	2007	2009	2008	2007
Gain on sale of Raytheon Aircraft	$—	$—	$1,598	$—	$—	$986
Raytheon Aircraft discontinued operations	8	6	45	7	8	30
Loss on sale of Flight Options	—	—	(73)	—	—	(44)
Flight Options discontinued operations	(2)	—	(112)	(1)	—	(88)
Other Discontinued Operations	(6)	(1)	8	(7)	(10)	1
Total	$—	$5	$1,466	$(1)	$(2)	$885

From time to time, we have disposed of certain businesses, including our Raytheon Aircraft, Flight Options, Raytheon Engineers & Constructors and Aircraft Integration Systems businesses. As a result, we present Raytheon Aircraft, Flight Options and our other previously disposed businesses (Other Discontinued Operations) as discontinued operations for all periods. All residual activity relating to our disposed businesses appears in discontinued operations.

In 2007, we sold Raytheon Aircraft for $3,318 million in gross proceeds, $3,117 million, net. We recorded a gain on sale of $986 million, net of $612 million of federal, foreign and state income taxes.

In 2007, we sought and received a number of initial bids to purchase Flight Options. These initial bids were below our previous estimates of Flight Options’ fair value, which was based upon its projected discounted cash flows. As a result of receiving these external indications of market value and other conditions and events that occurred during the year, we recorded an impairment charge of $84 million pretax, $69 million after-tax in 2007, which included all of Flight Options’ remaining goodwill and a portion of its other intangible assets. Subsequently, we sold Flight Options and recorded a loss on sale of $73 million pretax, $44 million after-tax. In connection with the sale of Flight Options, we recorded a note receivable for $9 million, which was subsequently collected in 2008.

We retained certain assets and liabilities of these disposed businesses. At December 31, 2009 and 2008, we had $71 million in non-current assets primarily related to our subordinated retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At December 31, 2009 and 2008, we had $57 million and $77 million, respectively, primarily in current liabilities related to various contract obligations, certain environmental liabilities, aircraft lease obligations, non-income tax obligations and certain product liabilities. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

No interest expense was allocated to discontinued operations in 2009, 2008 and 2007 since there was no debt specifically attributable to discontinued operations or required to be repaid with proceeds from the sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The income (loss) from discontinued operations related to Raytheon Aircraft and Flight Options was as follows:

	Raytheon Aircraft			Flight Options
(In millions)	2009	2008	2007	2009	2008	2007
Net sales	$—	$—	$642	$—	$—	$483
Operating expenses	—	—	587	—	—	595
Income (loss) before taxes	8	6	45	(2)	—	(112)
Federal and foreign income taxes (benefits)	1	(2)	15	(1)	—	(24)
Operating income (loss) from discontinued operations, net of tax	$7	$8	$30	$(1)	$—	$(88)
Gain (loss) on sales of discontinued operations, net of tax	$—	$—	$986	$—	$—	$(44)

Note 5: Contracts in Process

Contracts in process consisted of the following at December 31, 2009:

(In millions)	Cost Type	Fixed Price	Total
U.S. Government end-use contracts:
Billed	$570	$291	$861
Unbilled	960	8,431	9,391
Less: Progress payments	—	6,905	6,905
	1,530	1,817	3,347
Other customers:
Billed	6	513	519
Unbilled	13	1,082	1,095
Less: Progress payments	—	588	588
	19	1,007	1,026
Total	$1,549	$2,824	$4,373

Contracts in process consisted of the following at December 31, 2008:

(In millions)	Cost Type	Fixed Price	Total
U.S. Government end-use contracts:
Billed	$523	$239	$762
Unbilled	888	6,700	7,588
Less: Progress payments	—	5,407	5,407
	1,411	1,532	2,943
Other customers:
Billed	3	314	317
Unbilled	22	865	887
Less: Progress payments	—	354	354
	25	825	850
Total	$1,436	$2,357	$3,793

The U.S. Government has title to the assets related to unbilled amounts on contracts that provide progress payments. Unbilled amounts are recorded under the percentage-of-completion method and are recoverable from the customer upon shipment of the product, presentation of billings or completion of the contract. Included in unbilled at December 31, 2009 was $209 million which is expected to be collected outside of one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2009, retentions were $61 million. We anticipate collecting $45 million of these retentions in 2010 and the balance thereafter.

Note 6: Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at December 31:

(In millions)	2009	2008
Land	$93	$85
Buildings and leasehold improvements	2,293	2,202
Machinery and equipment	3,187	3,137
Equipment leased to others	82	93
	5,655	5,517
Less: Accumulated depreciation and amortization	3,654	3,493
Total	$2,001	$2,024

Depreciation and amortization expense of property, plant and equipment, net was $299 million, $292 million and $288 million in 2009, 2008 and 2007, respectively. Accumulated depreciation on equipment leased to others was $34 million at December 31, 2009 and 2008.

Note 7: Other Assets, Net

Other assets, net consisted of the following at December 31:

(In millions)	2009	2008
Long-term receivables
Due from customers in installments to 2015	$23	$59
Other	23	26
Computer software, net	392	412
Investments	67	78
Other noncurrent assets, net	764	665
Total	$1,269	$1,240

We previously sold undivided interests in general aviation finance receivables, while retaining subordinated interests in and servicing rights to the receivables. We irrevocably, and without recourse, transferred the receivables to GARC, formed in 2003, which in turn, issued beneficial interests in these receivables to a commercial paper conduit. The conduit obtained the funds to purchase the interest in the receivables, other than the retained interest, by selling commercial paper to third-party investors. At December 31, 2009 and 2008, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $73 million and $99 million, respectively, of which our subordinated retained interest, which is included in other noncurrent assets, net in the table above, was $67 million and $66 million, respectively, and the fair value of the servicing liability was less than $1 million at December 31, 2008. There was no servicing liability at December 31, 2009. The underlying aircraft serve as collateral for these accounts receivable. We estimated the fair value of the subordinated retained interest at December 31, 2009 and 2008 based on the present value of future expected cash flows using certain key assumptions, including collection period and a discount rate of 5.3% and 4.4%, respectively. At December 31, 2009, a 10% and 20% adverse change in the collection period and discount rate would not have a material effect on our financial position or results of operations. In January 2010, we adopted the required new accounting standards which amend the accounting and disclosure requirements for transfers of financial assets and consolidation of VIEs. Among other things, these accounting standards eliminate the concept of a QSPE and the related exception for applying the consolidation guidance. As a result, on January 1, 2010 we consolidated GARC, which did not have a material impact on our consolidated financial statements and resulted in:

–	The removal of our $67 million investment in GARC previously reported in other assets, net, and
–	The addition of long and short-term notes receivable, net of $68 million, current and long-term notes payable of $2 million, and an increase in retained earnings of less than $1 million, net of tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Computer software, net consisted of the following at December 31:

(In millions)	2009	2008
Computer software	$970	$908
Accumulated amortization	(578)	(496)
Total	$392	$412

Computer software amortization expense was $86 million in 2009, $79 million in 2008 and $75 million in 2007.

Other intangible assets, net, included in the table above in other noncurrent assets, net, consisted of the following at December 31:

(In millions)	2009	2008
Other intangible assets	$217	$130
Accumulated amortization	(80)	(59)
Total	$137	$71

Other intangible assets consisted primarily of drawings and intellectual property, which are included in other noncurrent assets, net. Amortization expense for these intangible assets was $17 million in 2009, $19 million in 2008 and $9 million in 2007. Computer software and other intangible assets amortization expense is expected to approximate $100 million for each of the next five years.

Investments, which are included in other assets, net consisted of the following at December 31:

(In millions, except percentages)	Ownership %	2009	2008
Equity method investments
Thales-Raytheon Systems Co. Ltd. (TRS)	50	$56	$65
Other	various	3	7
		59	72
Other investments		8	6
Total		$67	$78

In general, we record our share of the income or loss in our equity method investments as a component of cost of sales. We only record losses beyond the carrying amount of the investment when we guarantee obligations of the investee or commit to provide the investee further financial support.

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

In 2001, we formed a joint venture, TRS, which we account for using the equity method. TRS is a system of systems integrator and provides fully customized solutions through the integration of command and control centers, radars and communication networks. TRS has two major operating subsidiaries, one of which, Thales-Raytheon Systems Co. LLC (TRS LLC), we control and consolidate and is a component of our NCS segment, and the other one, Thales-Raytheon Systems Company S.A.S. (TRS SAS), which we account for using the equity method through our investment in TRS. Of the $56 million investment in TRS, $44 million represents undistributed earnings at December 31, 2009.

In 2009, we adopted the required new accounting standard for noncontrolling interests. In accordance with the accounting standard, we changed the accounting and reporting for our minority interests by recharacterizing them as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

noncontrolling interests and classifying them as a component of equity in our consolidated balance sheets for all periods presented. Our consolidated statements of operations include net income, which represents net income attributable to Raytheon Company and net income attributable to noncontrolling interests, as well as a new line item titled net income attributable to Raytheon Company, which is the equivalent of the prior net income line item. The accounting standard requires enhanced disclosures to clearly distinguish between our interests and the interests of noncontrolling owners. Our primary noncontrolling interest relates to TRS LLC. The adoption of this accounting standard resulted in an increase in NCS’ operating income by $40 million, $23 million and $26 million for 2009, 2008 and 2007, respectively. This increase in operating income also resulted in a corresponding increase in NCS’ operating margin of 0.9%, 0.5% and 0.6% for 2009, 2008 and 2007, respectively. The effects of the adoption of this accounting standard have been reflected in our segment results for NCS.

TRS LLC formed a joint venture with TRS SAS called Air Command Systems International S.A.S. (ACSI), for which TRS LLC performs work. Our investment in ACSI is included in other equity investments above and at December 31, 2009, TRS LLC had $79 million of receivables due from ACSI.

Note 8: Derivative Financial Instruments

In 2009, we adopted the required new accounting standard regarding disclosure of derivative instruments and hedging activities. Our primary market exposures are to interest rates and foreign exchange rates. We use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions we judge to be credit-worthy and the majority of the foreign currencies are denominated in currencies of major industrial countries. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Cash flow hedges—We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors, and customer receipts. Our foreign currency hedges are transaction driven and directly relate to a particular asset, liability or transaction for which commitments are in place. For foreign currency forward contracts designated and qualified for cash flow hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. We expect approximately $17 million of after-tax net unrealized gains, included in accumulated other comprehensive loss at December 31, 2009, to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in earnings in cost of sales.

The fair value amounts in our consolidated balance sheet at, related to foreign currency forward contracts consisted of the following at December 31, 2009:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$56	Other accrued expenses	$23
Derivatives not designated as hedging instruments	Other assets, net	13	Other accrued expenses	10
Total		$69		$33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The pretax derivative gains and losses in our consolidated statement of operations for the twelve months ended December 31, 2009, related to our foreign currency forward contracts were as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Gain (Loss) on Effective Portion of Derivative Reclassified from Accumulated Other Comprehensive Loss		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
(In millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward	$55	Net sales	$(7)	Cost of sales	$—

Derivatives Not Designated as Hedging Instruments				Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Foreign currency forward contracts				Cost of sales	$ 4

The notional amounts of outstanding foreign exchange forward contracts consisted of the following at:

	December 31, 2009		December 31, 2008
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$407	$498	$382	$489
Canadian Dollars	212	46	189	27
Euros	190	35	87	1
All other	176	53	146	40
Total	$985	$632	$804	$557

Buy amounts represent the U.S. Dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. Dollar equivalent of commitments to sell foreign currencies. Foreign exchange contracts that do not involve U.S. Dollars have been converted to U.S. Dollars for disclosure purposes.

Foreign currency forward contracts, used to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts, have maturities at various dates through 2020 as follows: $990 million in 2010, $316 million in 2011, $145 million in 2012, $76 million in 2013 and $90 million thereafter.

Our foreign exchange contracts contain off-set, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At December 31, 2009, these netting provisions effectively reduced our exposure to approximately $35 million, which is spread across numerous highly rated counterparties.

Fair value hedges - We periodically enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. The $575 million notional value of the interest rate swaps that were outstanding at December 31, 2008 effectively converted $250 million of our 4.85% Notes due 2011, which we repurchased in the fourth quarter of 2009, and $325 million of our 5.375% Notes due 2013 that were outstanding at December 31, 2008 to variable-rate debt based on the six-month LIBOR. We terminated these interest rate swap agreements in the first quarter of 2009, and collected cash of $37 million related to the early termination. In 2009, we recorded $16 million of income as a reduction to interest expense related to the amortization of the gain on the termination of our interest rate swaps, including $6 million of accelerated amortization related to the 4.85% Notes due 2011 as a result of their repurchase in the fourth quarter of 2009. We will include the amortization of the remaining $21 million gain as a reduction to interest expense over the remaining life of the related debt. There were no interest rate swaps outstanding at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9: Fair Value Measurement

The estimated fair value of certain financial instruments, including cash and cash equivalents and short-term debt approximates the carrying value due to their short maturities and varying interest rates. The estimated fair value of notes receivable approximates the carrying value based principally on the underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $2.3 billion at December 31, 2009 and December 31, 2008 was recorded at amortized cost. The estimated fair value of long-term debt of approximately $2.6 billion at December 31, 2009 and $2.5 billion at December 31, 2008 was based on quoted market prices.

In 2009, we adopted the required new accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The accounting standard for those assets and liabilities did not have a material impact on our financial position, results of operations or liquidity. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2009.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are investments in marketable securities held in rabbi trusts that we use to pay benefits under certain of our non-qualified deferred compensation plans which we include in other assets, net. Our Level 1 liabilities include our obligations to pay certain non-qualified deferred compensation plan benefits which we include in accrued retiree benefits and other long-term liabilities. Under these non-qualified deferred compensation plans, participants designate investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts. We also include foreign exchange forward contracts that we trade in an active exchange market in our Level 1 assets and liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that we corroborate with observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets were interest rate swaps whose fair value we determined using a pricing model predicated upon observable market inputs. We terminated our interest rate swaps in the first quarter of 2009.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. Our Level 3 asset relates to our subordinated retained interest in general aviation finance receivables (Subordinated Retained Interest) that we sold in previous years for which the underlying aircraft serve as collateral. We estimate the fair value for this asset based on the present value of the future expected cash flows using certain unobservable inputs, including the collection periods for the underlying receivables and a credit adjusted rate of 5.3% at December 31, 2009 and 4.4% at December 31, 2008. These unobservable inputs reflect our suppositions about the assumptions market participants would use in pricing this asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

(In millions)	Level 1	Level 2	Level 3	Balances as of Dec. 31, 2009
Assets
Marketable securities	$296	$—	$—	$296
Foreign exchange forward contracts	69	—	—	69
Subordinated Retained Interest	—	—	67	67
Liabilities
Deferred compensation	192	—	—	192
Foreign exchange forward contracts	33	—	—	33

(In millions)	Level 1	Level 2	Level 3	Balances as of Dec. 31, 2008
Assets
Marketable securities	$220	$—	$—	$220
Foreign exchange forward contracts	81	—	—	81
Subordinated Retained Interest	—	—	66	66
Interest rate swaps	—	48	—	48
Liabilities
Deferred compensation	150	—	—	150
Foreign exchange forward contracts	107	—	—	107

Activity in our Subordinated Retained Interest, which is reflected in discontinued operations, was as follows:

(In millions)	2009	2008
Balance at beginning of period	$66	$63
Total gains (realized/unrealized):
Included in income (loss) from discontinued operations, net of tax	—	4
Included in other comprehensive income (loss)	1	(1)
Balance at end of period	$67	$66

Note 10: Notes Payable and Long-term Debt

Notes payable and long-term debt consisted of the following at December 31:

(In millions, except percentages)	2009	2008
Notes due 2011, 4.85%, redeemable at any time	$—	$464
Notes due 2012, 5.50%, redeemable at any time	332	331
Notes due 2013, 5.375%, redeemable at any time	364	378
Debentures due 2018, 6.40%, redeemable at any time	338	338
Debentures due 2018, 6.75%, redeemable at any time	250	250
Notes due 2020, 4.40%, redeemable at any time	496	—
Debentures due 2027, 7.20%, redeemable at any time	365	364
Debentures due 2028, 7.00%, redeemable at any time	184	184
Total debt issued and outstanding	$2,329	$2,309

The notes and debentures are redeemable by the Company at any time at redemption prices based on U.S. Treasury rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the fourth quarter of 2009, we received proceeds of $496 million for the issuance of $500 million fixed rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $474 million of our long-term debt maturing in 2011 at a loss of $22 million pretax, which is included in other expense, net.

In 2007, we exercised our call rights and repurchased long-term debt with a par value of $1,039 million at a loss of $59 million pretax, which is included in other expense, net.

We periodically enter into various interest rate swaps that correspond to a portion of our fixed-rate debt in order to effectively hedge interest rate risk. The $575 million notional value of the interest rate swaps that remained outstanding at December 31, 2008 effectively converted $250 million of the 4.85% Notes due 2011, which we repurchased in the fourth quarter of 2009, and $325 million of the 5.375% Notes due 2013 that were outstanding at December 31, 2008 to variable-rate debt based on six-month LIBOR. We terminated these interest rate swap agreements in the first quarter of 2009, and collected cash of $37 million related to the early termination. In 2009, we recorded $16 million of income as a reduction to interest expense related to the amortization of the gain on the termination of our interest rate swaps, including $6 million of accelerated amortization related to the 4.85% Notes due 2011 due to their repurchase in the fourth quarter of 2009. We will include the amortization of the remaining $21 million gain as a reduction to interest expense over the remaining life of the related debt. There were no interest rate swaps outstanding at December 31, 2009.

The adjustments to the principal amounts of long-term debt were reflected as follows at December 31:

(In millions)	2009	2008
Principal	$2,336	$2,289
Interest rate swaps	21	48
Unamortized issue discounts	(14)	(13)
Unamortized interest rate hedging costs	(14)	(15)
Total	$2,329	$2,309

The aggregate amounts of principal payments due on long-term debt for the next five years are:

(In millions)
2010	$—
2011	—
2012	333
2013	345
2014	—

In November 2009, we entered into two new bank revolving credit facilities in the aggregate amount of $1.5 billion replacing the previous $2.2 billion bank revolving credit facility which was set to mature in March 2010.

The first new credit facility is a $1.0 billion three-year facility maturing in November 2012, $150 million of which is available to Raytheon United Kingdom Limited, our U.K. subsidiary. The second new credit facility is a $500 million 364-day facility maturing in November 2010. Borrowings under these facilities bear interest at various rate options, including LIBOR plus a margin based on our credit default swap spread, with minimum and maximum margins that are adjusted for our credit ratings. Based on Raytheon’s credit ratings at December 31, 2009, borrowings under these facilities would bear interest at LIBOR plus 100 basis points, the minimum margin.

Under the $1.0 billion facility, we can borrow, issue letters of credit and backstop commercial paper. Under the $500 million facility we can borrow and backstop commercial paper. The credit facilities are comprised of commitments from approximately twenty-five separate highly rated lenders, each committing no more than 10% of the aggregate of the facilities. As of December 31, 2009 and December 31, 2008, there were no borrowings outstanding under these credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

facilities or our previous credit facility. However, we had approximately $20 million and $40 million of outstanding letters of credit at December 31, 2009 and December 31, 2008, respectively, which effectively reduced our borrowing capacity under these credit facilities and our previous credit facility by that same amount.

Under the two new facilities and the previous credit facility, we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 50% and a ratio of consolidated earnings attributable to Raytheon Company before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with the covenants during 2009 and 2008. Our ratio of total debt to total capitalization, as defined in the credit facilities, was 19.0% and 20.1% at December 31, 2009 and 2008, respectively.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity including the $150 million Raytheon United Kingdom Limited sub-line discussed above. In addition, other uncommitted bank lines totaled approximately $15 million and $10 million at December 31, 2009 and 2008, respectively. There were no amounts outstanding under these lines of credit at December 31, 2009 and 2008. Compensating balance arrangements are not material.

Total cash paid for interest on notes payable and long-term debt was $147 million, $142 million and $232 million in 2009, 2008 and 2007, respectively.

Note 11: Commitments and Contingencies

At December 31, 2009, we had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2010	$267
2011	187
2012	145
2013	99
2014	64
Thereafter	284

Rent expense was $290 million, $285 million and $276 million in 2009, 2008 and 2007, respectively. In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

At December 31, 2009, we had commitments under agreements to outsource a portion of our information technology function, including a recently signed agreement which becomes effective in 2010, which has no minimum annual payments.

Insurance is purchased from third parties to cover aggregate liability exposure up to $1.5 billion.

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of total environmental remediation costs was $208 million and $157 million at December 31, 2009 and 2008, respectively. Discounted at a weighted-average risk-free rate of 5.7%, we estimated the liability at December 31, 2009 and 2008 to be $139 million and $105 million, respectively, before U.S. Government recovery and had this amount accrued. A portion of these costs are eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs. Accordingly, we recorded $97 million and $69 million in contracts in process through December 31, 2009 and 2008, respectively, for the estimated future recovery of these costs from the U.S. Government. We also lease certain government-owned properties and are generally not liable for remediation of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

preexisting environmental contamination at these sites; as a result, we generally do not reflect the provision for these costs in our consolidated financial statements. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

Environmental remediation costs expected to be incurred are:

(In millions)
2010	$39
2011	27
2012	19
2013	14
2014	12
Thereafter	97

We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. Approximately $227 million, $898 million and $203 million of these guarantees, letters of credit and surety bonds, for which there were stated values, were outstanding at December 31, 2009, respectively, and $281 million, $1,012 million and $111 million were outstanding at December 31, 2008, respectively. These instruments expire on various dates through 2020. Additional guarantees of project performance for which there is no stated value also remain outstanding.

Included in guarantees and letters of credit described above were $80 million and $206 million at December 31, 2009, respectively and $59 million and $180 million at December 31, 2008, respectively, related to our joint venture in TRS.

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At December 31, 2009 and 2008, we had an estimated liability of $6 million and $2 million, respectively, related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and other contractual obligations described above. At December 31, 2009, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2009.

Also included in guarantees and letters of credit described above were $10 million and $6 million at December 31, 2009, respectively, and $86 million and $6 million at December 31, 2008, respectively, related to discontinued operations.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At December 31, 2009 and 2008, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $109 million relating to 106 aircraft and approximately $170 million relating to 127 aircraft, respectively. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing borrowers to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at December 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12: Stockholders’ Equity

The changes in shares of our common stock outstanding were as follows:

(In millions)
Balance at December 31, 2006	445.9
Common stock plan activity	9.8
Treasury stock activity	(29.5)
Balance at December 31, 2007	426.2
Common stock plan activity	5.5
Treasury stock activity	(31.6)
Balance at December 31, 2008	400.1
Common stock plan activity	3.7
Treasury stock activity	(25.9)
Balance at December 31, 2009	377.9

We repurchased the following shares of our common stock under our stock repurchase programs:

(In millions)	2009	2008	2007
Amount of stock repurchased	$1,200	$1,700	$1,642
Shares of stock repurchased	25.8	30.7	28.7

In October 2008, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. As of December 31, 2009, approximately $1,130 million of common stock had been repurchased and approximately $870 million remained under this program. All previous programs have been completed as of December 31, 2009.

Treasury stock is accounted for under the cost method. When shares are reissued or retired from treasury stock they are accounted for at average price. Upon retirement the excess over par value is charged against additional paid-in capital.

The remaining treasury stock activity primarily relates to stock based compensation awards and the related shares withheld to settle employee tax obligations. Also, included in treasury shares at December 31, 2009 were 185,289 shares with a cost basis of $6.9 million which are held in a rabbi trust related to certain of the Company’s non-qualified deferred compensation plans.

Our Board of Directors declared cash dividends of $1.24, $1.12 and $1.02 per share in 2009, 2008 and 2007, respectively.

Earnings Per Share (EPS)

We compute Basic EPS attributable to Raytheon Company common stockholders by dividing income from continuing operations attributable to Raytheon Company common stockholders, income from discontinued operations attributable to Raytheon Company common stockholders and net income attributable to Raytheon Company, by the weighted-average common shares outstanding, including participating securities outstanding as discussed below, during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in our earnings. We compute basic and diluted EPS using income from continuing operations attributable to Raytheon Company common stockholders, income from discontinued operations attributable to Raytheon Company common stockholders, net income attributable to Raytheon Company, and the actual weighted-average shares and participating securities outstanding rather than the numbers presented within our consolidated statements of operations, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our consolidated statements of operations. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2009, we adopted the required new accounting standard related to whether instruments granted in share-based payment transactions are participating securities. This accounting standard requires us to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included all of our outstanding unvested restricted stock and the LTPP awards that meet the retirement eligible criteria in our calculation of basic and diluted EPS for current and prior periods. Additionally, the accounting standard requires disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally as shown in the table below.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	2009	2008	2007
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$1.23	$1.11	$1.01
Undistributed earnings	3.73	2.90	2.85
Total	$4.96	$4.01	$3.86
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$1.21	$1.09	$0.99
Undistributed earnings	3.68	2.84	2.79
Total	$4.89	$3.93	$3.78

EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	2009	2008	2007
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$—	$—	$—
Undistributed earnings (loss)	—	(0.01)	2.02
Total	$—	$(0.01)	$2.02
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$—	$—	$—
Undistributed earnings (loss)	—	(0.01)	1.97
Total	$—	$(0.01)	$1.97

EPS attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	2009	2008	2007
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$1.23	$1.11	$1.01
Undistributed earnings	3.73	2.90	4.87
Total	$4.96	$4.01	$5.88
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$1.21	$1.09	$0.99
Undistributed earnings	3.68	2.83	4.76
Total	$4.89	$3.92	$5.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income from continuing operations attributable to participating securities was $29 million, $23 million and $22 million for 2009, 2008 and 2007, respectively. The amount of (loss) income from discontinued operations attributable to participating securities was a loss of less than $1 million for 2009 and 2008 and income of $11 million for 2007. The amount of net income attributable to participating securities was $29 million, $23 million and $33 million for 2009, 2008 and 2007, respectively.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In millions)	2009	2008	2007
Shares for basic EPS (including 5.9, 5.7 and 5.6 participating securities for 2009, 2008 and 2007, respectively)	390.4	417.2	438.6
Dilutive effect of stock options and LTPP	3.1	5.1	5.7
Dilutive effect of warrants	2.2	4.2	4.1
Shares for diluted EPS	395.7	426.5	448.4

Stock options to purchase the following number of shares of common stock had exercise prices that were less than the average market price of our common stock during the applicable year and were included in our calculations of diluted EPS:

(In millions)	2009	2008	2007
Stock options	8.7	10.1	14.0

Stock options to purchase the following number of shares of common stock were not included in our calculations of diluted EPS, as the effect of including them would be anti-dilutive:

(In millions)	2009	2008	2007
Stock options	—	2.4	3.1

Our Board of Directors is authorized to issue up to 200 million shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by our Board of Directors. There were no shares of preferred stock outstanding at December 31, 2009 and December 31, 2008.

In June 2006, we issued 12.0 million warrants to purchase our common stock, of which 12.0 million were outstanding at December 31, 2009, 2008 and 2007. These warrants, expiring in 2011, were issued with an exercise price of $37.50 per share and have been included in the calculation of diluted EPS.

In 2008, we adopted the required new accounting standards that require us to recognize liabilities for the existing postretirement benefit aspects of our current split-dollar life insurance arrangements. The cumulative effect of adopting these new standards resulted in a $16 million charge to retained earnings as of January 1, 2008. We did not grant any new or expanded benefits as a result of this change.

Note 13: Stock-based Compensation Plans

We recorded $127 million, $122 million and $109 million of expense related to stock-based compensation in 2009, 2008 and 2007, respectively. We recorded $42 million, $43 million and $38 million as a tax benefit related to stock-based compensation in 2009, 2008 and 2007, respectively. At December 31, 2009, there was $173 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.6 years.

Shares issued as a result of stock awards, stock option exercise or conversion of restricted stock unit awards will be funded through treasury stock or the issuance of new shares. Of the 34.3 million shares authorized under the 2001 Stock Plan and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the 1997 Nonemployee Directors Restricted Stock Plan, there were 6.0 million shares available for awards under such plans as of December 31, 2009.

Restricted Stock

The 2001 Stock Plan provides for the award of restricted stock, restricted stock units and stock appreciation rights. The 1997 Nonemployee Directors Restricted Stock Plan provides for the award of restricted stock to nonemployee directors. Awards of restricted stock, restricted stock units and stock appreciation rights generally are made by the Management Development and Compensation Committee of our Board of Directors (MDCC) and are compensatory in nature. These awards vest over a specified period of time as determined by the MDCC, generally four years for employee awards and one year for nonemployee directors. Restricted stock awards entitle the recipient to full dividend and voting rights beginning on the date of grant. Non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. At the date of award each share of restricted stock is credited to common stock at par value. The fair value of restricted stock, calculated under the intrinsic value method at the date of award, is charged to income as compensation expense over the vesting period with a corresponding credit to additional paid-in capital.

No further grants are allowed under the 2001 Stock Plan or the 1997 Nonemployee Directors Restricted Stock Plan after January 30, 2011 and November 25, 2011, respectively.

Restricted stock activity was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	5,128	$41.31
Granted	1,884	53.66
Vested	(1,222)	37.55
Forfeited	(539)	42.84
Outstanding at December 31, 2007	5,251	46.45
Granted	1,725	63.00
Vested	(1,703)	41.78
Forfeited	(281)	49.29
Outstanding at December 31, 2008	4,992	53.60
Granted	2,514	44.83
Vested	(1,666)	46.57
Forfeited	(247)	53.10
Outstanding at December 31, 2009	5,593	$51.78

Long-Term Performance Plan

In 2004, we established the LTPP, which provides for restricted stock unit awards granted from the 2001 Stock Plan to our senior leadership. These awards vest at the end of a three-year performance cycle based upon the achievement of specific pre-established levels of performance.

The performance goals for the three outstanding performance cycles at December 31, 2009, which are independent of each other, are based on three metrics as defined in the award agreements: return on invested capital (ROIC), weighted at 50%, total shareholder return (TSR) relative to a peer group , weighted at 25%; and cumulative free cash flow (CFCF), weighted at 25%.

The ultimate award, which is determined at the end of each of the three-year performance cycles, can range from zero to 200% of the target award and also includes dividend equivalents, which are not included in the table below. Compensation expense for the awards is recognized over the performance period based upon the value determined under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award. Compensation expense for the CFCF and ROIC portions of the awards will be adjusted based upon the expected achievement of those performance goals.

LTPP activity related to the expected units was as follows:

(Unit amounts in thousands)	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2006	1,866	$36.83
Granted	445	53.33
Increase	108	49.83
Vested	(884)	31.89
Forfeited	(128)	44.10
Outstanding at December 31, 2007	1,407	45.99
Granted	365	74.80
Increase	664	55.24
Vested	(359)	38.33
Forfeited	(43)	59.60
Outstanding at December 31, 2008	2,034	55.24
Granted	495	46.04
Decrease	(21)	(11.60)
Vested	(811)	46.04
Forfeited	(36)	63.07
Outstanding at December 31, 2009	1,661	$57.65

The increase (decrease) above relates to changes in the amount of expected awards as achievement is measured against performance goals.

Stock Options

In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. There have been no stock options granted since 2005.

Stock option activity was as follows:

(Share amounts in thousands)	Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2006	25,538	$41.34		$293
Exercised	(7,528)	37.80
Forfeited or expired	(892)	49.96
Outstanding at December 31, 2007	17,118	42.45	3.3	312
Exercised	(3,684)	43.01
Forfeited or expired	(900)	58.08
Outstanding at December 31, 2008	12,534	41.16	2.7	124
Exercised	(1,353)	30.21
Forfeited or expired	(2,449)	68.17
Outstanding at December 31, 2009	8,732	$35.28	2.3	$142
Exercisable at December 31, 2009	8,732	$35.28	2.3	$142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total intrinsic value of options exercised in the years ended December 31, 2009, 2008 and 2007 was $24 million, $71 million and $145 million, respectively.

As of December 31, 2009 and 2008 all outstanding options were fully vested and exercisable. The total fair value of options vested during the years ended December 31, 2008 and 2007 was $1 million and $4 million, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

(Share amounts in thousands)	Options Outstanding and Exercisable
Exercise Price Range	Shares	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$19.38 to $29.78	2,580	1.2	$26.52
$30.00 to $39.21	2,691	3.3	$31.91
$40.13 to $44.45	3,461	2.3	$44.42
Total	8,732	2.3	$35.28

Shares exercisable at the corresponding weighted-average exercise price at December 31, 2009, 2008 and 2007, were 8.7 million at $35.28, 12.5 million at $41.16 and 17.0 million at $42.50, respectively.

Note 14: Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). Our primary pension obligations relate to our domestic IRS qualified pension plans. For our domestic qualified pension plans the projected benefit obligation (PBO), accumulated benefit obligation (ABO) and asset values for these plans were $16,260 million, $14,599 million, and $12,294 million, respectively, as of December 31, 2009 and $15,419 million, $13,784 million, and $10,465 million, respectively, as of December 31, 2008. The PBO represents the present value of pension benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not allow for future salary increases. In addition to providing pension benefits, we provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans (Other Benefits). Substantially all of our U.S. employees may become eligible for the Other Benefits.

We are required to recognize the funded status of a postretirement benefit plan (defined benefit pension and other benefits) as an asset or liability on our consolidated balance sheets. Funded status represents the difference between the projected benefit liability obligation of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as demographic or asset gains or losses and the impact of historical plan changes are included in accumulated other comprehensive (loss) income. Changes in these amounts in future years are adjusted as they occur through accumulated other comprehensive (loss) income.

As of December 31, 2009, the fair value of our domestic Pension Benefits plan (Plan) assets was $12,294 million, consisting of investments in equity securities, fixed-income securities, cash and cash equivalents and other assets such as investments in private equity funds, public real estate securities, private real estate funds and hedge funds. Substantially all our Plan assets are held in a master trust, which was established for the investment of assets of our Company sponsored retirement plans. The assets of the master trust are overseen by the Company’s Investment Committee comprised of members of senior management drawn from appropriate diversified levels of the executive management team.

The Investment Committee is responsible for setting the policy that provides the framework for management of the Plan assets. In accordance with its responsibilities and charter, the Investment Committee meets on a regular basis to review the performance of the Plan assets and compliance with the investment policy. The policy sets forth an investment structure for managing Plan assets, including setting the asset allocation ranges, which are expected to provide an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

appropriate level of overall diversification and total investment return over the long term while maintaining sufficient liquidity to pay the benefits of the Plan. Asset allocation ranges are set to produce the highest return on investment taking into account investment risks that are prudent and reasonable given prevailing market conditions. In developing the asset allocation ranges, third party asset allocation studies are periodically performed that consider the current and expected positions of the plan assets and funded status. Based on this study and other appropriate information, the Investment Committee establishes asset allocation ranges taking into account acceptable risk targets and associated returns.

The investment policy asset allocation ranges for the Plan, as set by the Investment Committee, for the years ended December 31, 2009 and December 31 2008 were as follows:

Asset Category	2009	2008
U.S. equities	15% - 40%	20% - 55%
International equities	10% - 25%	15% - 35%
Fixed income securities	20% - 45%	20% - 40%
Cash	0% - 15%	0% - 20%
Real estate	2% - 10%	2% - 10%
Other (including private equity)	2% - 7%	2% - 7%

Shortly after year end, the Company’s Investment Committee modified the investment policy allocation ranges for the Plan, based upon the most recent periodic asset allocation study and in consideration of current market conditions. The resulting policy allocation ranges are 25% to 40% for U.S. equities, 15% to 30% for international equities, 25% to 40% for fixed-income securities, 5% to 15% for cash and 0% to 15% for other investments (including private equity and real estate).

The Investment Committee appoints the investment fiduciary, who is responsible for making investment decisions within the framework of the Investment Policy and for supervising the internal pension investment team. The pension investment team is comprised of experienced financial managers, all employees of the Company. The investment fiduciary reports back to the Investment Committee. During times of unusual market conditions, the investment fiduciary may seek authorization from the Investment Committee to change the investing allocation ranges to prevent excessive volatility or other undesirable consequences.

Taking into account the asset allocation ranges, the investment fiduciary determines the specific allocation of the Plan’s investments within various asset classes. The Plan utilizes select investment strategies which are executed through separate account or fund structures with external investment managers who demonstrate experience and expertise in the appropriate asset classes and styles. The selection of investment managers is done with careful evaluation of all aspects of performance and risk, due diligence of internal operations and controls, reputation, systems evaluation and a review of investment manager’s policies and processes. The Plan also utilizes unleveraged exchange traded funds that track an index. Investment performance is monitored frequently against appropriate benchmarks and tracked to compliance guidelines with the assistance of third party performance evaluation tools and metrics.

Consistent with the objective of maximizing return while minimizing risk, multiple investment strategies are employed to diversify risk such that no single investment or manager holding presents a significant exposure to the total investment portfolio. Plan assets are invested in numerous diversified strategies with the intent to minimize correlations. This allows for diversification of returns. As of December 31, 2009, no individual investment strategy represented more than 5% of the total assets of the Plan. Further, within each strategy, guidelines are established which set forth the list of authorized investments, the typical portfolio characteristics and diversification required by limiting the amount that can be invested by sector, country and issuer. As a result, the Plan is not significantly exposed to any single entity, investment manager, sector or international location.

The Plan’s investments are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price. Investments in fixed-income securities are generally valued using methods based upon market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in private equity funds, hedge funds and private real estate funds are estimated at fair market value which primarily utilizes net asset values reported by the investment manager. The pension investment team reviews independently appraised values, audited financial statements and additional pricing information to evaluate the net asset values. For the very limited group of securities and other assets for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

The fair value of the Company’s domestic pension plan assets by asset category and by level (as described in Note 9: Fair Value Measurement) at December 31, 2009 were as follows:

Fair Value Measurements at December 31, 2009
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents(1)	$2,042	$987	$1,055	$—
U.S. equity
All capitalization(2)	3,158	2,999	159	—
U.S. equity hedge funds(3)	145	—	145	—
International equity(2)
Developed markets	1,435	1,418	17	—
Emerging markets	745	619	126	—
Fixed income securities
U.S. Government bonds or treasuries	750	750	—	—
U.S. Agency securities	43	—	43	—
Corporate bonds
Investment grade bonds(4)	1,963	29	1,934	—
Non-investment grade bonds(4)	325	—	325	—
Emerging market debt	214	—	214	—
Sovereign debt	81	—	81	—
Fixed income hedge funds(3)	472	—	300	172
Real estate
Private real estate funds	125	—	—	125
Public real estate securities	143	143	—	—
Real estate hedge funds(3)	71	—	71	—
Other funds
Commodity	67	—	67	—
Currency	104	—	104	—
Private equity funds(5)	242	—	—	242
Hedge funds(3)	293	—	293	—
Insurance contracts	22	—	—	22
Payable for securities lending collateral(6)	(233)	—	(233)	—
Other(7)	87	21	—	66
Total	$12,294	$6,966	$4,701	$627
(1)	Cash and cash equivalents were predominantly held in a highly liquid short term investment fund. Fund investments at December 31, 2009 were primarily short term direct treasury instruments, including treasuries, agencies, treasury backed commercial paper and treasury collateralized overnight repurchase agreements. Included in the fund is excess cash in investment manager accounts. This cash is available for immediate use and is used to fund daily operations and execute the investment policy. This amount is not considered to be part of the cash target allocation set forth in the investment policy.
(2)	U.S. and International equity securities primarily include investments across the capitalization spectrum of large, medium and small market capitalization stocks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)	Hedge funds can employ numerous strategies and seek to hedge some of the risk inherent in their investments by using a variety of methods, including short selling and derivative instruments.
(4)	Investment grade bonds are fixed income securities with a rating equivalent to a Standard & Poors rating of BBB- or better. Non-investment grade bonds have an equivalent rating of BB+ or less.
(5)	Investments in private equity funds are predominantly invested in U.S. and Western Europe private equity funds.
(6)	The Plan participates in a securities lending program with the Trustee. The program allows the Trustee to loan securities, which are assets of the Plan, to approved brokers (the “Borrowers”). The Trustee requires Borrowers, pursuant to a security loan agreement, to deliver collateral to secure each loan. The Plan bears the risk of loss with respect to the unfavorable change in fair value of the invested cash collateral. The market value of securities on loan is reflected in the various asset categories above. Loaned securities were predominantly U.S. equities, international equities, corporate bonds and U.S. Government bonds or treasuries. Cash collateral obligations of $233 million were received for securities on loan as of December 31, 2009. Cash collateral was invested in a separately maintained and managed cash collateral investment account, which was primarily invested in investment grade bonds and is reflected in the assets above.
(7)	As of December 31, 2009, this category included $21 million of cash on deposit with a broker for future margin requirements and $66 million of net receivables and payables which consisted primarily of pending trades, interest, dividends and other payable expenses.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In millions)	Beginning Balance at December 31, 2008	Actual return on plan assets(1)	Purchases, issuances, settlements	Transfers in and/or out of Level 3	Ending Balance at December 31, 2009
U.S. equity
All capitalization	$2	$(2)	$—	$—	$—
Fixed income securities
Fixed income hedge funds	282	49	(159)	—	172
Real estate
Private real estate funds	185	(70)	10	—	125
Other funds
Private equity funds	272	(23)	(7)	—	242
Hedge funds	51	16	(67)	—	—
Insurance contracts	24	2	(4)	—	22
Other	86	—	(20)	—	66
Total	$902	$(28)	$(247)	$—	$627
(1)	The actual return on plan assets for assets still held at the end of the year was $14 million.

The Plan limits the use of derivatives through direct or separate account investments such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging purposes or to gain market exposure in a non-speculative manner. The fair market value of the Plan’s derivatives through direct or separate account investments was $2 million as of December 31, 2009.

In addition, assets are held in trust for non-U.S. pension plans, primarily in the U.K. and Canada which are governed locally in accordance with specific jurisdictional requirements. These assets are overseen by local management in Canada and by Trustees with a combination of members representing plan participants and local management in the U.K. Investments in the non-U.S. plans consist primarily of fixed-income securities and equity securities. These investments are valued using significant observable inputs (Level 2) as well as quoted prices in active markets (Level 1). The fair market value of assets for the international pension plans was $545 million as of December 31, 2009. Investments with significant unobservable inputs (Level 3) are immaterial in the non-U.S. pension plans.

The fair market value of assets related to our Other Benefits was $407 million as of December 31, 2009. $171 million of these assets were invested in the master trust described above and are therefore invested in the same assets described above. The remaining investments are held within Voluntary Employees’ Beneficiary Association (VEBA) trusts. The assets of the VEBAs are also overseen by the Investment Committee and managed by the same investment fiduciary as manages the master trust’s investments with a separate team. These assets are generally invested in domestic fixed income securities as well as U.S. equity securities. These investments are valued primarily using quoted prices in active markets (Level 1) as well as significant observable inputs (Level 2). There were no Level 3 investments in the VEBAs at December 31, 2009 or December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below details assets by category for our other Benefits plans. These assets consist primarily of publicly-traded equity securities and publicly-traded fixed income securities.

Other Benefits Asset Information	Percent of Plan Assets at December 31:
Asset category	2009	2008
Fixed income securities	55%	56%
U.S. equity	31%	25%
International equity	8%	14%
Cash	6%	5%
Total	100%	100%

The tables below provide a reconciliation of benefit obligations, plan assets, funded status and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Change in Projected Benefit Obligation	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Projected benefit obligation at beginning of year	$16,361	$16,288	$834	$905
Service cost	401	396	9	10
Interest cost	1,031	1,013	53	55
Plan participants’ contributions	21	24	46	52
Amendments	1	—	—	—
Actuarial loss (gain)	708	(36)	8	(76)
Foreign exchange loss (gain)	54	(162)	—	—
Benefits paid	(1,142)	(1,162)	(104)	(112)
Net transfer in	6	—	—	—
Projected benefit obligation at end of year	$17,441	$16,361	$846	$834

The PBO for our domestic and foreign Pension Benefits plans was $16,748 million and $693 million, respectively at December 31, 2009 and $15,866 million and $495 million, respectively, at December 31, 2008.

Change in Plan Assets	Pension Benefits		Other Benefits
(In millions)	2009	2008	2009	2008
Fair value of plan assets at beginning of year	$10,907	$14,685	$365	$530
Actual return (loss) on plan assets	1,885	(3,678)	55	(133)
Company contributions	1,115	1,174	45	28
Plan participants’ contributions	21	24	46	52
Foreign exchange gain (loss)	49	(136)	—	—
Benefits paid	(1,142)	(1,162)	(104)	(112)
Net transfer in	4	—	—	—
Fair value of plan assets at end of year	$12,839	$10,907	$407	$365

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of plan assets for our domestic and foreign Pension Benefits plans was $12,294 million and $545 million, respectively, at December 31, 2009 and $10,465 million and $442 million, respectively, at December 31, 2008.

Funded Status – Amounts Recognized on the Balance Sheets	Pension Benefits		Other Benefits
(In millions) December 31:	2009	2008	2009	2008
Noncurrent assets	$111	$56	$—	$—
Current liabilities	(45)	(40)	(18)	(16)
Noncurrent liabilities	(4,668)	(5,470)	(421)	(453)
Net amount recognized on the balance sheets	$(4,602)	$(5,454)	$(439)	$(469)

Reconciliation of Amounts Recognized on the Balance Sheets	Pension Benefits		Other Benefits
(In millions) December 31:	2009	2008	2009	2008
Accumulated other comprehensive (loss) income:
Initial net obligation	$—	$—	$(9)	$(14)
Prior service (cost) credit	(83)	(95)	65	118
Net loss	(7,351)	(7,720)	(148)	(171)
Accumulated other comprehensive (loss) income	(7,434)	(7,815)	(92)	(67)
Accumulated contributions in excess (below) net periodic benefit or cost	2,832	2,361	(347)	(402)
Net amount recognized on the balance sheets	$(4,602)	$(5,454)	$(439)	$(469)

Sources of Change in Accumulated Other Comprehensive (Loss) Income	Pension Benefits		Other Benefits
(In millions) December 31:	2009	2008	2009	2008
Initial net asset arising during the period	$—	$—	$—	$—
Amortization of initial net obligation	—	—	4	4
Net change initial net obligation	—	—	4	4
Prior service cost arising during period	(1)	—	—	—
Amortization of prior service cost (credit) included in net income	13	14	(52)	(52)
Net change in prior service cost (credit) not recognized in net income during that period	12	14	(52)	(52)
Actuarial (loss) gain arising during period	(44)	(4,853)	18	(102)
Amortization of net actuarial loss included in net income	422	313	5	1
Net change in actuarial gain (loss) not included in net income during the period	378	(4,540)	23	(101)
Effect of exchange rates	(8)	15	—	—
Total change in accumulated other comprehensive income (loss) during period	$382	$(4,511)	$(25)	$(149)

The amounts in accumulated other comprehensive (loss) income at December 31, 2009 expected to be recognized as components of net periodic benefit cost in 2010 are as follows:

Adjustment to Accumulated Other Comprehensive (Loss) Income	Pension Benefits	Other Benefits
(In millions) December 31:	2009	2009
Net loss	$(579)	$(6)
Transition obligation	—	(4)
Prior service (cost) credit	(13)	45
Total	$(592)	$35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-Average Year-End Benefit Obligation Assumptions	Pension Benefits		Other Benefits
December 31:	2009	2008	2009	2008
Discount rate	6.23%	6.50%	6.00%	6.75%
Rate of compensation increase	4.51%	4.48%	4.50%	4.50%
Health care trend rate in the next year			7.00%	7.40%
Gradually declining to an ultimate trend rate of			4.00%	4.00%
Year that the rate reaches the ultimate trend rate			2027	2029

The discount rate for our domestic Pension Benefits was 6.25% and 6.50% at December 31, 2009 and 2008, respectively. Our foreign Pension Benefits plan assumptions have been included in the Pension Benefits assumptions in the table above.

The tables below outline the components of net periodic benefit cost and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Components of Net Periodic Benefit Cost	Pension Benefits
(In millions)	2009	2008	2007
Service cost	$401	$396	$406
Interest cost	1,031	1,013	951
Expected return on plan assets	(1,221)	(1,213)	(1,099)
Amounts reflected in net funded status	211	196	258
Amortization of prior service cost	13	14	15
Recognized net actuarial loss	422	313	419
Loss due to curtailments/settlements	—	1	1
Amounts reclassified during the year	435	328	435
Net periodic benefit cost	$646	$524	$693

Net periodic benefit cost also includes expense from foreign Pension Benefits plans of $19 million, $20 million and $27 million in 2009, 2008 and 2007, respectively.

Components of Net Periodic Benefit Credit	Other Benefits
(In millions)	2009	2008	2007
Service cost	$9	$10	$13
Interest cost	53	55	55
Expected return on plan assets	(30)	(44)	(43)
Amounts reflected in net funded status	32	21	25
Amortization of transition obligation	4	4	7
Amortization of prior service cost	(52)	(52)	(52)
Recognized net actuarial loss	5	1	4
Amounts reclassified during the year	(43)	(47)	(41)
Net periodic benefit credit	$(11)	$(26)	$(16)

Weighted-Average Net Periodic Benefit Cost Assumptions	Pension Benefits
	2009	2008	2007
Discount rate	6.50%	6.46%	5.95%
Expected return on plan assets	8.62%	8.64%	8.64%
Rate of compensation increase	4.48%	4.50%	4.49%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-Average Net Periodic Benefit Cost Assumptions	Other Benefits
	2009	2008	2007
Discount rate	6.75%	6.50%	5.75%
Expected Long-term rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.50%	4.50%	4.50%
Health care trend rate in the next year	7.40%	8.50%	9.00%
Gradually declining to an ultimate trend rate	4.00%	5.00%	5.00%
Year that the rate reaches ultimate trend rate	2029	2015	2015

The long-term rate of return on plan assets (ROA) represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payment obligations. The Company employs a “building block” approach in determining the long-term ROA assumption. Historical markets are studied and long-term relationships between equities and fixed income are assessed. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term ROA assumption is also established giving consideration to investment diversification, rebalancing and active management of the investment portfolio. Peer data and historical returns are reviewed periodically to assess reasonableness and appropriateness.

In 2008, we evaluated our asset allocation strategy and determined that our higher allocations of fixed income securities and cash at December 31, 2008, compared to our long-term asset allocation strategy, had been driven by recent market conditions and we expected to return to our long-term investment allocations once normal volatility levels returned to the markets. During 2009, as market conditions normalized, we increased our investments in equities and decreased our investments in fixed income securities to be in line with our long term investment strategy. We evaluated the changes in our actual asset allocations as well as the recent modifications to our investment policy allocation ranges and confirmed that they continue to support the long-term ROA assumption. In validating the 2009 long-term ROA assumption, we also reviewed our pension plan asset performance since 1986. Our average actual annual rate of return since 1986 has exceeded our estimated 8.75% assumed return. Based upon these analyses and our internal investing targets, we determined our long-term ROA assumption for our domestic pension plans in 2009 was 8.75%, consistent with our 2008 assumption. Our domestic pension plans’ actual rates of return were approximately 17%, (26%) and 8% for 2009, 2008 and 2007, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses. If we significantly change our long-term investment allocation or strategy, then our long-term ROA assumption could change.

The long-term ROA assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our Pension Benefits plans.

The effect of a 1% increase or (decrease) in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is $1 million or ($1) million, respectively, and for the accumulated postretirement benefit obligation is $11 million or ($10) million, respectively.

The PBO and fair value of plan assets for Pension Benefits plans with PBO in excess of plan assets were $16,270 million and $11,558 million, respectively, at December 31, 2009, and $15,599 million and $10,089 million, respectively, at December 31, 2008.

The ABO and fair value of plan assets for Pension Benefits plans with ABOs in excess of plan assets were $14,511 million and $11,525 million, respectively, at December 31, 2009 and $13,203 million and $9,387 million, respectively, at December 31, 2008. The ABO for all Pension Benefits plans was $15,675 million and $14,630 million at December 31, 2009 and December 31, 2008, respectively.

We make both discretionary and required contributions to our pension plans. Required contributions are primarily determined by ERISA rules and are affected by the actual return on plan assets and plan funded status. As discretionary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

contributions are made, a funding credit is accumulated which can be used to offset future calculated required contributions. The funding credit for our pension plans was $2.6 billion at December 31, 2009 and $2.4 billion at December 31, 2008. We did not make any discretionary contributions in 2009, and made discretionary contributions of $660 million and $900 million in 2008 and 2007, respectively. We made required contributions of $1,160 million, $542 million and $459 million in 2009, 2008 and 2007, respectively to our pension and other postretirement benefit plans. We expect to make required contributions of approximately $1,140 million and $30 million to our pension and postretirement benefit plans, respectively, in 2010. We will continue to periodically evaluate whether to make additional discretionary contributions.

The table below reflects the total Pension Benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefits payments reflect our portion only.

(In millions)	Pension Benefits	Other Benefits
2010	$1,191	$69
2011	1,130	70
2012	1,114	69
2013	1,140	69
2014	1,166	70
Thereafter	6,721	351

We also maintain additional contractual pension benefits agreements for certain of our executive officers. The liability was $31 million and $29 million at December 31, 2009 and 2008, respectively.

We maintain a defined contribution plan that includes a 401(k) plan and an employee stock ownership plan (ESOP). Covered employees hired or rehired after January 1, 2007, are eligible for a Company contribution based on age and service, instead of participating in our pension plans. These and other covered employees are eligible to contribute up to a specific percentage of their pay to the plan. The Company matches the employee’s contribution, generally up to 3% or 4% of the employee’s pay, which is invested in the same way as employee contributions. Total expense for the Company match was $269 million, $238 million and $230 million in 2009, 2008 and 2007, respectively.

At December 31, 2009, there was $10.3 billion invested in our defined contribution plan. At December 31, 2009, $1.4 billion of this was invested in the Company stock fund.

Note 15: Income Taxes

The provision for federal and foreign income taxes consisted of the following:

(In millions)	2009	2008	2007
Current income tax expense
Federal	$669	$206	$317
Foreign	15	44	32
Deferred income tax expense
Federal	257	568	178
Foreign	12	6	5
Total	$953	$824	$532

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The expense for income taxes differs from the U.S. statutory rate due to the following:

	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	-0.9%	-1.0%	-0.8%
Tax settlements and refund claims	-0.9%	-0.5%	-9.9%
Domestic manufacturing deduction benefit	-0.9%	-0.5%	-0.9%
ESOP dividend deduction benefit	-0.4%	-0.5%	-0.5%
Non-deductible costs	0.3%	0.4%	0.5%
Other, net	0.3%	-0.2%	0.2%
Effective tax rate	32.5%	32.7%	23.6%

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

Domestic income from continuing operations before taxes was $2,806 million, $2,360 million and $2,141 million in 2009, 2008 and 2007, respectively, and foreign income from continuing operations before taxes was $124 million, $162 million and $110 million in 2009, 2008 and 2007, respectively. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. Total federal and foreign tax payments, net of refunds and credits, were $208 million, $448 million and $734 million in 2009, 2008 and 2007, respectively.

During 2007, we settled our federal research credit claim for the years 1984–1990 and certain domestic and Foreign Sales Corporation (FSC) issues for the years 1989–1997. IRS examinations of our tax returns have been completed through 2005 and the IRS has opened an examination of our tax returns for 2006–2008. We have protested to the IRS Appeals Division certain proposed adjustments primarily involving benefits under the FSC and Extraterritorial Income (ETI) exclusion regimes for 1998–2005. Additionally, we are under audit by a number of state tax authorities. State tax liabilities are routinely adjusted to account for any changes in federal taxable income.

We believe we adequately provide for all tax positions, however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in our consolidated balance sheets. Accordingly, we could record adjustments to the amounts for federal, foreign and state-related liabilities in the future as we revise estimates or we settle or otherwise resolve the underlying matters.

In 2007, we adopted the required new accounting standard which changed the requirements when accounting for various tax positions, and recognized a $13 million increase in our liability for unrecognized tax benefits, which we accounted for as a reduction to retained earnings. The balance of unrecognized tax benefits at December 31, 2009, exclusive of interest, was $469 million, of which $364 million would affect earnings if recognized. The balance of unrecognized tax benefits at December 31, 2008, exclusive of interest, was $415 million, of which $315 million would affect earnings if recognized.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. As a result, we recorded $27 million, $26 million and $32 million of gross interest and penalties in 2009, 2008 and 2007, respectively, which net of the federal tax benefit was $17 million in 2009 and 2008 and $21 million in 2007. At December 31, 2009, and 2008, respectively, we had approximately $123 million and $96 million of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit was approximately $80 million and $63 million, respectively. In the ordinary course of business, we may take new tax positions that could increase or decrease unrecognized tax benefits in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A rollforward of our unrecognized tax benefits was as follows:

(In millions)	2009	2008	2007
Unrecognized tax benefits, beginning of year	$415	$342	$500
Additions based on current year tax positions	20	36	63
Reductions based on current year tax positions	—	—	(1)
Additions for prior year tax positions	34	38	34
Reductions for prior year tax positions	—	—	(7)
Settlements with taxing authorities	—	(1)	(247)
Unrecognized tax benefits, end of year	$469	$415	$342

Although the final outcome remains uncertain, we may reach a settlement with the IRS Appeals division in 2010 to resolve certain protested adjustments related to benefits claimed under the FSC and ETI regimes, revenue recognition items, the deductibility of certain expenses, tax credits and certain other tax matters related to the years 1998–2005. Based on the outcome of appeals proceedings, Joint Committee on Taxation review and the expiration of the statute of limitations, it is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, will decrease by approximately $195 million to $225 million, of which approximately $185 million to $203 million could decrease tax expense.

We generally account for our state income tax expense as a deferred contract cost, as we can generally recover these costs through the pricing of our products and services to the U.S. Government. We include this deferred contract cost in contracts in process until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. Net state income taxes allocated to our contracts were $25 million, $122 million and $81 million in 2009, 2008 and 2007, respectively. We include state income taxes allocated to our contracts in administrative and selling expenses.

The American Jobs Creation Act of 2004 provides a deduction for income derived from qualifying domestic production activities (the Domestic Manufacturing Deduction under Section 199 of the Internal Revenue Code (IRC)) that is phased in over the 2005–2010 period. The deduction is equal to 3% of qualifying income in 2005 and 2006, 6% in 2007, 2008 and 2009, and 9% thereafter.

In October 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was enacted. This legislation retroactively reinstated the research and development tax credit for 2008 and extended it through December 31, 2009. As a result, we recorded a benefit of approximately $26 million in the fourth quarter of 2008 representing the benefit of the research and development tax credit for the full year.

Deferred income taxes consisted of the following at December 31:

(In millions)	2009	2008
Current deferred tax assets (liabilities)
Other accrued expenses and reserves	$166	$293
Accrued employee compensation and benefits	196	133
Contracts in process and inventories	(89)	(31)
Deferred income taxes-current	$273	$395
Noncurrent deferred tax assets (liabilities)
Net operating loss and tax credit carryforwards	$32	$14
Pension benefits	1,384	1,447
Other retiree benefits	123	166
Depreciation and amortization	(1,194)	(1,008)
Other	68	116
Deferred income taxes-noncurrent	$413	$735

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Current tax assets of $441 million at December 31, 2008 related primarily to federal tax refunds expected to be received in 2009. In 2009, we received federal tax refunds totaling $350 million and utilized $69 million of overpayment credits. The federal tax expense related to discontinued operations was $1 million, $7 million and $581 million in 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, we had federal net operating loss carryforwards of approximately $1 million and $40 million, respectively. These federal net operating loss carryforwards were acquired pursuant to our acquisitions of Oakley Networks, Inc. and Photon Research Associates, Inc. In general, Section 382 of the IRC places annual limitations on the use of certain tax attributes, such as net operating losses, in existence at the time of an ownership change. The entire balance of our federal net operating losses at December 31, 2009 and 2008 is subject to annual limitations under IRC Section 382. If unused, the net operating loss carryforwards would begin to expire in 2027. We believe we will be able to utilize all of these carryforwards by 2011.

Note 16: Business Segment Reporting

Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services.

Integrated Defense Systems (IDS) is a leader in global capabilities integration, providing affordable, integrated solutions to a broad international and domestic customer base. IDS leverages its core domain knowledge and capabilities in sensors, command, control and communication (C3), effects and mission support, to provide integrated naval, air and missile defense and civil security response solutions.

Intelligence and Information Systems (IIS) is a leading provider of intelligence and information solutions specializing in ground processing, unmanned ground systems, cybersecurity solutions, homeland/civil security and other markets to resolve the most complex problems for its customers worldwide.

Missile Systems (MS) is a premier developer and producer of missile systems for the armed forces of the U.S. and other allied nations. Leveraging its key capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting and netted systems, MS develops and supports a broad range of cutting edge weapon systems, including missiles, smart munitions, close in weapons systems, projectiles, kinetic kill vehicles and directed energy effectors.

Network Centric Systems (NCS) is a leading provider of net-centric mission solutions for government and civil customers. NCS leverages its capabilities in networking, command and control, and communications to develop and produce solutions for customers including the U.S. Army, Air Force, Navy and Marine Corps and other government customers, as well as numerous international customers.

Space and Airborne Systems (SAS) is a leader in the design and development of integrated systems and solutions for advanced missions, including traditional and non-traditional intelligence, surveillance and reconnaissance (ISR), precision engagement, unmanned aerial operations and space.

Technical Services (TS) provides a full spectrum of technical, scientific and professional services to defense, federal, international and commercial customers worldwide. It specializes in training, logistics, engineering services, product support, and operational support services. TS provides solutions for the mission support, homeland security, space, civil aviation, counterproliferation and counterterrorism markets.

Segment total net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective January 1, 2009, the composition of SAS was changed to exclude a U.K. manufacturing facility, which now reports directly to MS. Prior period segment results were revised to reflect this reorganization for SAS and MS and the corresponding amount in intersegment eliminations.

In addition, as discussed in Note 7: Other Assets, net, in 2009, we adopted the required new accounting standard for noncontrolling interests. The adoption of this accounting standard resulted in an increase in NCS’ operating income by $40 million, $23 million and $26 million for 2009, 2008 and 2007 respectively. This increase in operating income also resulted in a corresponding increase in NCS’ operating margin of 0.9%, 0.5% and 0.6% for 2009, 2008 and 2007, respectively. The effects of the adoption of this accounting standard have been reflected below in the results for NCS.

Segment financial results were as follows:

Total Net Sales (In millions)	2009	2008	2007
Integrated Defense Systems	$5,525	$5,148	$4,695
Intelligence and Information Systems	3,204	3,132	2,742
Missile Systems	5,561	5,408	5,026
Network Centric Systems	4,822	4,510	4,164
Space and Airborne Systems	4,582	4,280	4,202
Technical Services	3,161	2,601	2,174
Corporate and Eliminations	(1,974)	(1,905)	(1,702)
Total	$24,881	$23,174	$21,301

Intersegment Sales (In millions)	2009	2008	2007
Integrated Defense Systems	$126	$162	$107
Intelligence and Information Systems	19	22	28
Missile Systems	57	26	42
Network Centric Systems	481	379	418
Space and Airborne Systems	611	595	550
Technical Services	710	700	631
Total	$2,004	$1,884	$1,776

Operating Income (In millions)	2009	2008	2007
Integrated Defense Systems	$859	$870	$828
Intelligence and Information Systems	259	253	248
Missile Systems	604	584	543
Network Centric Systems	674	575	532
Space and Airborne Systems	647	569	556
Technical Services	215	174	139
FAS/CAS Pension Adjustment	27	(123)	(259)
Corporate and Eliminations	(243)	(282)	(233)
Total	$3,042	$2,620	$2,354

The components of operating income related to Corporate and Eliminations were as follows:

(In millions)	2009	2008	2007
Intersegment profit eliminations	$(173)	$(166)	$(160)
Corporate	(70)	(116)	(73)
Total	$(243)	$(282)	$(233)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results above, represents the difference between our pension expense or income under FAS in accordance with GAAP and our pension expense under CAS. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements for pension plans that we determine by other factors. CAS prescribes the allocation to and recovery of pension costs on U.S. Government contracts and is a major factor in determining our pension funding requirements. The results of each segment only include pension expense as determined under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

Intersegment Operating Income (In millions)	2009	2008	2007
Integrated Defense Systems	$8	$9	$10
Intelligence and Information Systems	2	4	3
Missile Systems	7	2	3
Network Centric Systems	41	31	38
Space and Airborne Systems	52	56	54
Technical Services	63	64	52
Total	$173	$166	$160

The following table reconciles operating income to income from continuing operations before taxes:

(In millions)	2009	2008	2007
Operating income	$3,042	$2,620	$2,354
Non-operating expense, net	(112)	(98)	(103)
Income from continuing operations before taxes	$2,930	$2,522	$2,251

Capital Expenditures (In millions)	2009	2008	2007
Integrated Defense Systems	$52	$63	$62
Intelligence and Information Systems	23	24	30
Missile Systems	49	52	54
Network Centric Systems	64	85	61
Space and Airborne Systems	60	58	78
Technical Services	5	12	5
Corporate	27	10	23
Total	$280	$304	$313

Depreciation and Amortization (In millions)	2009	2008	2007
Integrated Defense Systems	$68	$65	$62
Intelligence and Information Systems	43	45	29
Missile Systems	55	52	47
Network Centric Systems	77	68	70
Space and Airborne Systems	82	81	82
Technical Services	17	18	18
Corporate	60	61	64
Total	$402	$390	$372

Identifiable Assets (In millions)		2009	2008
Integrated Defense Systems		$1,943	$1,858
Intelligence and Information Systems		2,391	2,293
Missile Systems		4,858	4,824
Network Centric Systems		4,199	3,769
Space and Airborne Systems		4,236	4,259
Technical Services		1,340	1,358
Corporate		4,640	4,773
Total		$23,607	$23,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2007	$768	$1,536	$3,431	$2,363	$2,662	$867	$11,627
Adjustment for acquisitions	—	39	—	—	—	—	39
Effect of foreign exchange rates and other	(3)	—	—	(1)	2	(2)	(4)
Balance at December 31, 2008	765	1,575	3,431	2,362	2,664	865	11,662
Adjustment for acquisitions	—	—	—	254	—	—	254
Effect of foreign exchange rates and other	2	—	1	—	(1)	4	6
Balance at December 31, 2009	$767	$1,575	$3,432	$2,616	$2,663	$869	$11,922

Total Net Sales by Geographic Areas (In millions)	United States	Asia/ Pacific	MENA(1)	All Other (Principally Europe)	Total
2009	$19,618	$2,470	$1,216	$1,577	$24,881
2008	18,596	2,086	482	2,010	23,174
2007	17,117	1,836	369	1,979	21,301
(1)	MENA is defined as the Middle East and North Africa.

The country of destination was used to attribute sales to either the United States or outside the United States (including foreign military sales through the U.S. Government of $2.8 billion, $1.8 billion and $1.5 billion in 2009, 2008 and 2007, respectively). Sales to our major customer, the U.S. Government, including foreign military sales in 2009, 2008 and 2007 were $22,003 million, $20,170 million and $18,312 million, respectively. Included in U.S. Government sales were sales to the U.S. Department of Defense of $20,958 million, $19,231 million and $17,205 million, in 2009, 2008 and 2007, respectively.

Long-lived Assets by Geographic Area (In millions)	United States	All Other (Principally Europe)	Total
December 31, 2009	$1,889	$112	$2,001
December 31, 2008	1,916	108	2,024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17: Quarterly Operating Results (Unaudited)

(In millions, except per share amounts, stock prices and workdays)
2009(1)	First	Second	Third	Fourth
Total net sales	$5,884	$6,125	$6,205	$6,667
Gross margin	1,187	1,286	1,311	1,350
Income from continuing operations	457	504	499	517
Net income attributable to Raytheon Company	452	489	490	504
Earnings per share from continuing operations attributable to Raytheon Company common stockholders(2)
Basic	$1.12	$1.25	$1.27	$1.32
Diluted	1.11	1.24	1.25	1.30
Earnings per share attributable to Raytheon Company common stockholders(2)
Basic	1.13	1.24	1.26	1.32
Diluted	1.12	1.23	1.25	1.30
Cash dividends per share
Declared	0.31	0.31	0.31	0.31
Paid	0.28	0.31	0.31	0.31
Common stock prices
High	$53.00	$48.34	$48.64	$53.84
Low	33.20	38.00	41.90	45.02
Workdays(3)	61	64	63	61
2008(1)	First	Second	Third	Fourth
Total net sales	$5,354	$5,870	$5,864	$6,086
Gross margin	1,096	1,206	1,200	1,183
Income from continuing operations	401	432	437	428
Net income attributable to Raytheon Company	398	426	427	421
Earnings per share from continuing operations attributable to Raytheon Company common stockholders(2)
Basic	$0.94	$1.02	$1.03	$1.03
Diluted	0.92	0.99	1.01	1.01
Earnings per share attributable to Raytheon Company common stockholders(2)
Basic	0.94	1.02	1.03	1.03
Diluted	0.92	0.99	1.00	1.01
Cash dividends per share
Declared	0.28	0.28	0.28	0.28
Paid	0.255	0.28	0.28	0.28
Common stock prices
High	$67.11	$66.63	$61.71	$54.00
Low	59.82	56.00	55.46	43.40
Workdays(3)	63	64	63	60
(1)	All periods presented have been prepared to reflect the adoption in 2009 of the required new accounting standards related to the accounting and disclosure of noncontrolling interests and the earnings per share (EPS) impact of instruments granted in share-based payment transactions.
(2)	Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for each year.
(3)	Number of workdays per our fiscal calendar, which excludes holidays and weekends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of December 31, 2009.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 were effective.

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

Attestation Report of the Independent Registered Public Accounting Firm—The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of our Board of Directors is contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained after Part I of this Form 10-K. Information regarding Section 16(a) compliance is contained in our definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our definitive proxy statement under the caption “The Board of Directors and Board Committees” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our code of ethics is contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Corporate Governance—Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board of Directors since we described the procedures in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. Information regarding the procedures is contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Corporate Governance—Director Nomination Process.”

ITEM 11. EXECUTIVE COMPENSATION

This information is contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Executive Compensation—Compensation Discussion and Analysis,” “Director Compensation,” and under the caption “The Board of Directors and Board Committees—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and for directors and executive officers is contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference. Information regarding securities authorized for issuance under our executive compensation plans is contained in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Corporate Governance—Board Independence,” “Corporate Governance—Transactions with Related Persons” and under the caption “Stock Ownership—Five Percent Stockholders” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is contained in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Independent Auditors: Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1) The following financial statements of Raytheon Company, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Five Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 24, 2010 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2009, 2008 and 2007 and on the Company’s internal control over financial reporting as of December 31, 2009 is included in Part II, Item 8 of this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.

(2) List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(b)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Raytheon Company Restated Certificate of Incorporation, restated as of April 2, 2002, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-85648, is hereby incorporated by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Raytheon Company, amended as of May 5, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.

3.3	Raytheon Company Amended and Restated By-Laws, amended as of July 23, 2008, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

4.1	Indenture relating to Senior Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.2	Indenture relating to Subordinated Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.3	Supplemental Indenture dated as of December 17, 1997 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

4.4	Second Supplemental Indenture, dated as of May 9, 2001, between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

4.5	Form of Senior Debt Securities, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.6	Form of Subordinated Debt Securities, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333- 58474, is hereby incorporated by reference.

4.7	Certificate of Trust of RC Trust I, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.8	Amended and Restated Declaration of Trust of RC Trust I, dated as of May 9, 2001, among Raytheon Company, The Bank of New York as initial Property Trustee, The Bank of New York (Delaware) as initial Delaware Trustee, and the Regular Trustee including the Form of Preferred Security Attached as Exhibit A, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

4.9	Agreement of Resignation, Appointment and Acceptance, dated April 1, 2005, between Raytheon Company and The Bank of New York appointing Successor Trustee, Paying Agent and Registrar in connection with certain securities originally authorized and issued under the Indenture dated as of July 3, 1995, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

4.10	Agreement of Resignation, Appointment and Acceptance, dated April 1, 2005, between Raytheon Company and The Bank of New York appointing Successor Trustee, Paying Agent and Registrar in connection with the 8.25% Equity Security Units originally authorized and issued under the Indenture dated as of July 3, 1995 and the Second Supplemental Indenture dated as of May 9, 2001, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

4.11	Warrant Agreement dated May 10, 2006 between Raytheon Company and American Stock Transfer & Trust Company, as warrant agent, filed as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2006, is hereby incorporated by reference.

4.12	Form of 4.40% Notes due 2020, filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 19, 2009, is hereby incorporated by reference.

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Raytheon Company 1991 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.2	Raytheon Company 1995 Stock Option Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.3	Raytheon Company 2001 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.4	Plan for Granting Stock Options in Substitution for Stock Options Granted by Texas Instruments Incorporated, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.5	Plan for Granting Stock Options in Substitution for Stock Options Granted by Hughes Electronics Corporation, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.6	Raytheon Company 1997 Nonemployee Directors Restricted Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.7	Raytheon Company Deferral Plan for Directors, filed as an exhibit to the former Company’s Registration Statement on Form S-8, File No. 333-22969, is hereby incorporated by reference.

10.8	Raytheon Company Excess Savings Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-56117, as amended by Post-Effective Amendment No. 1, File No. 333-52536, is hereby incorporated by reference.

10.9	Raytheon Company Excess Pension Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended on December 31, 2004, is hereby incorporated by reference.

10.10	Raytheon Company Supplemental Executive Retirement Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.11	Raytheon Company Deferred Compensation Plan, as amended and restated effective as of January 1, 2009, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.

10.12	Form of Nonqualified Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.13	Form of Incentive Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.14	Form of Incentive Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.15	Form of Nonqualified Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.16	Form of Restricted Stock Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.17	Form of Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.18	Form of 2005 Performance Share Award Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

10.19	Form of 2005 Restricted Stock Unit Award Agreement for non-U.S. employees under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, is hereby incorporated by reference.

10.20	Form of Restricted Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.

10.21	Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of three times base salary and bonus).*

10.22	Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of two times base salary and bonus).*

10.23	Letter Agreement between Raytheon Company and William H. Swanson, filed as an exhibit to the Company’s Current Report on Form 8-K filed April 24, 2003, is hereby incorporated by reference.

10.24	Transition Agreement between Raytheon Company and Daniel P. Burnham, filed as an exhibit to the Company’s Current Report on Form 8-K filed April 24, 2003, is hereby incorporated by reference.

10.25	Employment Agreement between Raytheon Company and Edward S. Pliner, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.26	Employment Agreement between Raytheon Company and Keith J. Peden, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.27	Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, is hereby incorporated by reference.

10.28	Amendment dated October 22, 2003 to the Transition Agreement between Raytheon Company and Francis M. Marchilena dated September 3, 2002, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.29	Employment Agreement between Raytheon Company and Thomas M. Culligan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.30	Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.31	Amendment dated November 18, 2002 to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.32	Amendment to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.33	Letter Agreement dated March 4, 2005 between Raytheon Company and Pamela A. Wickham, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 25, 2005, is hereby incorporated by reference.

10.34	Transition Agreement dated December 14, 2005 between Raytheon Company and Gregory S. Shelton, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2005, is hereby incorporated by reference.

10.35	Summary of Executive Severance and Change in Control Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.36	Summary of Executive Perquisites Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.37	Summary of Key Employee Permanent Domestic Relocation Policy.*

10.38	Summary of Non-Employee Director Compensation, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005, is hereby incorporated by reference.

10.39	Summary of 2006 Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 20, 2005, is hereby incorporated by reference.

10.40	$2.2 Billion Five-Year Competitive Advance and Revolving Credit Facility dated as of March 24, 2005 among Raytheon Company, as the Borrower, the lenders named therein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc. and Credit Suisse First Boston, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 29, 2005, is hereby incorporated by reference.

10.41	Guarantee Agreement, dated as of May 9, 2001, between Raytheon Company and The Bank of New York as initial Guarantee Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

10.42	Settlement Agreement between Raytheon Company, Raytheon Engineers and Constructors International, Inc. and Washington Group International, Inc. dated January 23, 2002, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.43	Fifth Amended and Restated Purchase and Sale Agreement between General Aviation Receivables Corporation, Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Credit Corporation, Receivables Capital Corporation and Bank of America, N.A., dated September 1, 2003, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference.

10.44	Letter Agreement dated February 21, 2006 between Raytheon Company and David C. Wajsgras, filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2006, is hereby incorporated by reference.

10.45	Letter Agreement dated March 2, 2006 between Raytheon Company and Taylor W. Lawrence, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 6, 2006, is hereby incorporated by reference.

10.46	Summary of the Long-Term Performance Plan dated January 24, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.47	Form of Raytheon Company Performance Share Award Agreement under the Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.48	Agreement dated August 1, 2006 between Raytheon Company and James E. Schuster, filed as an exhibit to the Company’s Current Report on Form 8-K filed August 1, 2006, is hereby incorporated by reference.

10.49	Summary of the Raytheon Company Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.50	Summary of the Raytheon Company Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.51	Stock Purchase Agreement by and among, Hawker Beechcraft Corporation, Greenbulb Limited, Raytheon Company, Raytheon Aircraft Holdings, Inc. and Raytheon Aircraft Services Limited dated as of December 20, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 22, 2006, is hereby incorporated by reference.

10.52	Form of Performance Share Award with respect to the Long-Term Performance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007, is hereby incorporated by reference.

10.53	Form of Indemnification Agreement between the Company and each of its directors and executive officers, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2007, is hereby incorporated by reference.

10.54	Form of Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.

10.55	Three-Year Competitive Advance and Revolving Credit Facility by and among Raytheon Company, as the Borrower, Raytheon United Kingdom Limited, as the UK Borrower, the Lenders named therein, and the Syndication Agent, Documentation Agents and Administrative Agent named therein, dated as of November 18, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 24, 2009, is hereby incorporated by reference.

10.56	364-Day Competitive Advance and Revolving Credit Facility by and among Raytheon Company, as the Borrower, the Lenders named therein, and the Syndication Agent, Documentation Agents and Administrative Agent named therein, dated as of November 18, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 24, 2009, is hereby incorporated by reference.

10.57	Form of Clawback Policy Acknowledgement.*

10.58	Summary of Executive Severance and Change in Control Guidelines.*

10.59	Amendment dated February 5, 2010 to Employee Offer Agreement between Raytheon Company and Keith J. Peden.*

10.60	Form of Amendment to Change in Control Severance Agreement between the Company and its executive officers.*

12	Statement regarding Computation of Ratio of Earnings to Fixed Charges for the year ended December 31, 2009.*

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

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

Dated: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ WILLIAM H. SWANSON William H. Swanson	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2010

/S/ DAVID C. WAJSGRAS David C. Wajsgras	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2010

/S/ MICHAEL J. WOOD Michael J. Wood	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2010

/S/ VERNON E. CLARK Vernon E. Clark	Director	February 24, 2010

/S/ JOHN M. DEUTCH John M. Deutch	Director	February 24, 2010

/S/ STEPHEN J. HADLEY Stephen J. Hadley	Director	February 24, 2010

/S/ FREDERIC M. POSES Frederic M. Poses	Director	February 24, 2010

/S/ MICHAEL C. RUETTGERS Michael C. Ruettgers	Director	February 24, 2010

/S/ RONALD L. SKATES Ronald L. Skates	Director	February 24, 2010

/S/ WILLIAM R. SPIVEY William R. Spivey	Director	February 24, 2010

/S/ LINDA G. STUNTZ Linda G. Stuntz	Director	February 24, 2010