Form 10-Q
period 2010-03-28
RAYTHEON CO/
filed 2010-04-22
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Number of shares of common stock outstanding as of April 14, 2010 was 381,065,000

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements including information regarding our 2010 financial outlook, future plans, objectives, business prospects, the impact of certain liabilities, the impact of certain legal and regulatory changes and changes in accounting treatment, the outcome of certain litigation and audits and investigations, sufficiency of capital, our expected funding credit and required contributions, anticipated tax payments and capital expenditures, potential changes to our unrecognized tax benefits and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “outlook” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) March 28, 2010	Dec. 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,613	$2,642
Accounts receivable, net	113	120
Contracts in process	4,742	4,373
Inventories	329	344
Deferred taxes	266	273
Prepaid expenses and other current assets	116	116

Total current assets	8,179	7,868
Property, plant and equipment, net	1,969	2,001
Deferred taxes	363	436
Prepaid retiree benefits	121	111
Goodwill	11,925	11,922
Other assets, net	1,243	1,269

Total assets	$23,800	$23,607

LIABILITIES AND EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$2,173	$2,224
Accounts payable	1,310	1,397
Accrued employee compensation	656	868
Other accrued expenses	1,220	1,034

Total current liabilities	5,359	5,523
Accrued retiree benefits and other long-term liabilities	5,854	5,793
Deferred taxes	23	23
Long-term debt	2,328	2,329
Commitments and contingencies (Note 9)
Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 378 shares outstanding at March 28, 2010 and December 31, 2009, after deducting 112 treasury shares and 107 treasury shares at March 28, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	11,186	10,991
Accumulated other comprehensive loss	(4,768)	(4,824)
Treasury stock, at cost	(5,712)	(5,446)
Retained earnings	9,406	9,102

Total Raytheon Company stockholders’ equity	10,116	9,827
Noncontrolling interests in subsidiaries	120	112

Total equity	10,236	9,939

Total liabilities and equity	$23,800	$23,607

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In millions, except per share amounts)	March 28, 2010	March 29, 2009
Net sales
Products	$5,203	$5,178
Services	850	706

Total net sales	6,053	5,884

Operating expenses
Cost of sales - products	4,062	4,093
Cost of sales - services	722	604
Administrative and selling expenses	408	364
Research and development expenses	152	111

Total operating expenses	5,344	5,172

Operating income	709	712

Interest expense	32	32
Interest income	(3)	(4)
Other (income) expense	(1)	5

Non-operating (income) expense	28	33

Income from continuing operations before taxes	681	679
Federal and foreign income taxes	220	222

Income from continuing operations	461	457
Income (loss) from discontinued operations, net of tax	(8)	3

Net income	453	460
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	8	8

Net income attributable to Raytheon Company	$445	$452

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.20	$1.12
Income (loss) from discontinued operations, net of tax	(0.02)	0.01
Net income	1.18	1.13

Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.18	$1.11
Income (loss) from discontinued operations, net of tax	(0.02)	0.01
Net income	1.16	1.12

Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$453	$449
Income (loss) from discontinued operations, net of tax	(8)	3

Net income	$445	$452

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Cash flows from operating activities
Net income	$453	$460
(Income) loss from discontinued operations, net of tax	8	(3)

Income from continuing operations	461	457
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	103	97
Stock-based compensation	29	31
Deferred income taxes	24	71
Collection of financing receivables	16	9
Tax benefit from stock-based awards	(12)	(1)
Changes in assets and liabilities
Accounts receivable, net	32	(1)
Contracts in process and advance payments and billings in excess of costs incurred	(434)	(605)
Inventories	17	48
Prepaid expenses and other current assets	—	(11)
Accounts payable	(89)	7
Income taxes receivable / payable	138	496
Accrued employee compensation	(214)	(347)
Other accrued expenses	11	(29)
Pension and other, net	175	189

Net cash provided by (used in) operating activities from continuing operations	257	411
Net cash provided by (used in) operating activities from discontinued operations	2	(6)

Net cash provided by (used in) operating activities	259	405

Cash flows from investing activities
Additions to property, plant and equipment	(45)	(33)
Proceeds from sales of property, plant and equipment	2	—
Additions to capitalized internal use software	(14)	(13)
Payments for purchases of acquired companies, net of cash received	(12)	—

Net cash provided by (used in) investing activities	(69)	(46)

Cash flows from financing activities
Dividends paid	(117)	(112)
Repurchases of common stock	(300)	(300)
Proceeds from warrants exercised	163	—
Activity under common stock plans	23	3
Tax benefit from stock-based awards	12	1

Net cash provided by (used in) financing activities	(219)	(408)

Net increase (decrease) in cash and cash equivalents	(29)	(49)
Cash and cash equivalents at beginning of the year	2,642	2,259

Cash and cash equivalents at end of period	$2,613	$2,210

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements of Raytheon Company and all wholly-owned and majority-owned domestic and foreign subsidiaries on the same basis as our annual audited financial statements, except for the adoption of the required new accounting standards in the first three months of 2010 related to the accounting and disclosure requirements for transfers of financial assets and consolidation of variable interest entities (VIEs).

In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and with the instructions to Form 10-Q in Article 10 of Securities and Exchange Commission (SEC) Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, we reclassified certain prior year amounts to conform with our current year presentation. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates otherwise.

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

We have evaluated subsequent events through the time of filing our Quarterly Report on Form 10-Q with the SEC.

2. Inventories

Inventories consisted of the following at:

(In millions)	March 28, 2010	Dec. 31, 2009
Materials and purchased parts	$53	$60
Work in process	241	257
Finished goods	35	27

Total	$329	$344

We capitalize costs incurred in advance of contract award or funding in inventories if we determine contract award or funding is probable, excluding any start-up costs. We included capitalized precontract and other deferred costs of $57 million and $88 million in inventories as work in process at March 28, 2010 and December 31, 2009, respectively.

3. Product Warranty

We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to our product warranty accruals was as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Balance at beginning of period	$39	$39
Provisions for warranties	1	3
Warranty services provided	(3)	(3)

Balance at end of period	$37	$39

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

4. Accounting Standards

As described in Note 1: Basis of Presentation, in January 2010, we adopted the required new accounting standards that amend the accounting and disclosure requirements for transfers of financial assets and consolidation of VIEs. These accounting standards eliminate the concept of a qualifying special-purpose entity (QSPE) and the related exception for applying the consolidation guidance. As a result, we consolidated our QSPE, General Aviation Receivables Corporation (GARC), which did not have a material impact on our consolidated financial statements and resulted in:

•	The removal of our $67 million investment in GARC, previously reported in other assets, net, and

•	The addition of long and short-term notes receivable, net, of $68 million; current notes payable of $2 million; and an increase in retained earnings of less than $1 million, net of tax.

The notes payable were paid off as of March 28, 2010.

Further, the new accounting standard related to consolidation of VIEs requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. With the exception of GARC discussed above, the adoption of this accounting standard did not change any of our previous consolidation conclusions and thus did not have an effect on our financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after March 28, 2010 are not expected to have a material impact on our financial position, results of operations or liquidity.

5. Acquisitions

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In January 2010, we acquired substantially all of the assets of an Australian company, Compucat Research Pty. Ltd. at Intelligence and Information Systems for $12 million in cash, which enhances our information security and cybersecurity capabilities. In connection with this acquisition and based upon our initial estimates, we recorded $5 million of goodwill and $1 million of intangible assets.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2009	$767	$1,575	$3,432	$2,616	$2,663	$869	$11,922
Adjustment for acquisitions	—	5	—	—	—	—	5
Effect of foreign exchange rates and other	(2)	—	—	—	—	—	(2)

Balance at March 28, 2010	$765	$1,580	$3,432	$2,616	$2,663	$869	$11,925

6. Discontinued Operations

In pursuing our business strategies we have divested of certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At March 28, 2010 and December 31, 2009, we had $64 million and $71 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At March 28, 2010 and December 31, 2009, we had $61 million and $57 million, respectively, of liabilities primarily related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options LLC customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

7. Fair Value Measurements

The estimated fair value of certain financial instruments, including cash and cash equivalents approximates the carrying value due to their short maturities and varying interest rates. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $2.3 billion at March 28, 2010 and December 31, 2009 was recorded at amortized cost. The estimated fair value of long-term debt of approximately $2.6 billion at March 28, 2010 and December 31, 2009 was based on quoted market prices.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 28, 2010 and December 31, 2009.

The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required, as well as the assets and liabilities that we value using those levels of inputs.

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are investments in marketable securities held in rabbi trusts that we use to pay benefits under certain of our non-qualified deferred compensation plans, which we include in other assets, net. Our Level 1 liabilities include our obligations to pay certain non-qualified deferred compensation plan benefits, which we include in accrued retiree benefits and other long-term liabilities. Under these non-qualified deferred compensation plans, participants designate investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts. We also include foreign currency forward contracts that we trade in an active exchange market in our Level 1 assets and liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that we corroborate with observable market data for substantially the full term of the related assets or liabilities.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. At December 31, 2009, our Level 3 asset related to our retained interest in general aviation finance receivables (Retained Interest) that we sold in previous years, for which the underlying aircraft serve as collateral. As discussed in Note 4: Accounting Standards, we now present short-term and long-term receivables on our consolidated balance sheet at amortized cost. As a result, our Retained Interest was transferred out of our fair value tables in the three months ended March 28, 2010. We previously estimated the fair value for this asset based on the present value of the future expected cash flows using certain unobservable inputs, including the collection periods for the underlying receivables and a credit-adjusted rate of 5.3% at December 31, 2009. These unobservable inputs reflected our suppositions about the assumptions market participants would use in pricing this asset.

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 28, 2010.

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at:

(In millions)	Level 1	Level 2	Level 3	Balances at March 28, 2010
Assets
Marketable securities	$289	$—	$—	$289
Foreign currency forward contracts	89	—	—	89
Liabilities
Deferred compensation	181	—	—	181
Foreign currency forward contracts	52	—	—	52

(In millions)	Level 1	Level 2	Level 3	Balances at Dec. 31, 2009
Assets
Marketable securities	$296	$—	$—	$296
Foreign currency forward contracts	69	—	—	69
Retained Interest	—	—	67	67
Liabilities
Deferred compensation	192	—	—	192
Foreign currency forward contracts	33	—	—	33

Activity related to our Retained Interest, which is reflected in discontinued operations, was as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Balance at beginning of period	$67	$66
Transfers out	(67)	—

Balance at end of period	$—	$66

8. Derivative Financial Instruments

Our primary market exposures are to interest rates and foreign exchange rates. We use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions we judge to be credit-worthy and the majority of the foreign currency forward contracts are denominated in currencies of major industrial countries. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Cash flow hedges - We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors, and customer receipts. Our foreign currency forward contracts are transaction driven and directly relate to a particular asset, liability or transaction for which commitments are in place. For foreign currency forward contracts designated and qualified for cash flow hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss (AOCL), net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. We expect approximately $8 million of after-tax net unrealized gains, included in AOCL at March 28, 2010, to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in cost of sales.

The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	March 28, 2010	Dec. 31, 2009	March 28, 2010	Dec. 31, 2009
Derivatives designated as hedging instruments	$64	$56	$38	$23
Derivatives not designated as hedging instruments	25	13	14	10

Total	$89	$69	$52	$33

We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Effective Portion
Gain (loss) recognized in AOCL	$10	$(8)
Gain (loss) reclassified from AOCL to net sales	—	(4)
Gain (loss) reclassified from AOCL to cost of sales	18	(17)

Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in cost of sales	$—	$—

We recognized the following pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Gain (loss) recognized in cost of sales	$8	$—

Fair value hedges - We periodically enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. We terminated our interest rate swaps in the three months ended March 29, 2009 and collected cash of $37 million related to the early termination. There were no interest rate swaps outstanding at March 28, 2010 and December 31, 2009.

The notional amounts of outstanding foreign exchange forward contracts consisted of the following at:

	March 28, 2010		Dec. 31, 2009
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$399	$343	$407	$498
Canadian Dollars	236	56	212	46
Euros	195	23	190	35
All other	213	87	176	53

Total	$1,043	$509	$985	$632

Buy amounts represent the U.S. Dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. Dollar equivalent of commitments to sell foreign currencies. Foreign currency contracts that do not involve U.S. Dollars have been converted to U.S. Dollars for disclosure purposes.

Our foreign currency forward contracts contain off-set, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At March 28, 2010 and March 29, 2009, these netting provisions effectively reduced our exposure to approximately $26 million and $12 million, respectively, which are spread across numerous highly rated counterparties.

9. Commitments and Contingencies

Environmental Matters - We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and considers that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates of total remediation costs, weighted average risk-free rate, discounted liability and recoverable portion were as follows:

(In millions, except percentages)	March 28, 2010	Dec. 31, 2009
Total remediation costs - undiscounted	$212	$208
Weighted average risk-free rate	5.7%	5.7%
Total remediation costs - discounted	$150	$139
Recoverable portion	106	97

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

Financing Arrangements and Other - We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2020. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at March 28, 2010 and December 31, 2009 were as follows:

(In millions)	March 28, 2010	Dec. 31, 2009
Guarantees	$245	$227
Letters of Credit	959	898
Surety Bonds	200	203

Included in guarantees and letters of credit described above were $98 million and $246 million, respectively, at March 28, 2010, and $80 million and $206 million, respectively, at December 31, 2009, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At March 28, 2010 and December 31, 2009, we had an estimated liability of $8 million and $6 million, respectively, related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At March 28, 2010, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at March 28, 2010.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At March 28, 2010 and December 31, 2009, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $92 million relating to 94 aircraft and approximately $109 million relating to 106 aircraft, respectively. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing note holders to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at March 28, 2010.

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

10. Stockholders’ Equity

Our repurchases of our common stock under our share repurchase programs were as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Amount of stock repurchased	$300	$300
Shares of stock repurchased	5.5	6.8

In October 2008, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. In March 2010, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At March 28, 2010 we had approximately $2.6 billion available under these repurchase programs.

In March 2010, our Board of Directors authorized a 21% increase to our annual dividend payout rate from $1.24 to $1.50 per share. Our Board of Directors also declared a dividend of $0.375 per share during the three months ended March 28, 2010, compared to $0.31 per share during the three months ended March 29, 2009. Dividends are subject to quarterly approval by our Board of Directors.

The changes in shares of our common stock outstanding for the three months ended March 28, 2010 were as follows:

(In millions)	Shares
Balance at December 31, 2009	377.9
Warrants exercised	4.3
Stock plan activity	1.7
Treasury stock repurchases	(5.5)

Balance at March 28, 2010	378.4

Earnings Per Share (EPS)

We compute basic EPS attributable to Raytheon Company common stockholders by dividing income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders and net income attributable to Raytheon Company, by our weighted-average common shares outstanding, including participating securities outstanding, as discussed below, during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in our earnings. We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders, net income attributable to Raytheon Company, and our actual weighted-average shares and participating securities outstanding rather than the numbers presented within our consolidated financial statements which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our consolidated financial statements. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included all of our outstanding unvested restricted stock and Long-Term Performance Plan (LTPP) awards that meet the retirement eligible criteria in our calculation of basic and diluted EPS. We disclose EPS for common stock and unvested share-based payment awards, and separately disclose distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally, as shown in the table below.

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended
	March 28, 2010	March 29, 2009
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.38	$0.31
Undistributed earnings	0.82	0.81

Total	$1.20	$1.12

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.37	$0.30
Undistributed earnings	0.81	0.81

Total	$1.18	$1.11

Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards were losses of $0.02 and income of $0.01 for the three months ended March 28, 2010 and March 29, 2009, respectively. Earnings from discontinued operations were deemed undistributed for all periods presented.

The amount of income from continuing operations and net income attributable to participating securities was $7 million and $6 million for the three months ended March 28, 2010 and March 29, 2009, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was a loss of less than $1 million for the three months ended March 28, 2010 and income of less than $1 million for the three months ended March 29, 2009.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Shares for basic EPS (including 5.8 and 5.3 participating securities at March 28, 2010 and March 29, 2009, respectively)	377.6	399.0
Dilutive effect of stock options and LTPP	3.2	3.2
Dilutive effect of warrants	3.6	1.8

Shares for diluted EPS	384.4	404.0

Stock options to purchase the following number of shares of our common stock had exercise prices that were less than the average market price and were included in our calculations of diluted EPS:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Stock options	7.3	6.4

Stock options to purchase the following number of shares of common stock were not included in our calculations of diluted EPS, as the effect of including them would be anti-dilutive:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Stock options	—	6.0

Warrants to purchase 7.7 million and 12.0 million shares our common stock, that expire in June 2011, with an exercise price of $37.50 per share, were outstanding and included in our calculations of diluted EPS at March 28, 2010 and March 29, 2009, respectively.

Stock-based compensation plans

Restricted stock activity for the three months ended March 28, 2010 was as follows:

(In millions)	Shares
Outstanding at December 31, 2009	5.6
Vested	(0.1)

Outstanding at March 28, 2010	5.5

During the three months ended March 28, 2010 and March 29, 2009, we issued 0.8 million and 0.9 million shares, respectively, of our common stock in connection with the vesting of our 2007-2009 and 2006-2008 LTPP awards through treasury shares. During the same periods, we also granted our 2010-2012 and 2009-2011 LTPP awards with an aggregate target award of 0.4 million and 0.5 million units, respectively.

The performance goals for the 2010-2012 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital, weighted at 50%; total shareholder return relative to a peer group, weighted at 25%; and cumulative free cash flow, weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers.

Other comprehensive income (loss)

Other comprehensive income (loss) generally includes amortization of unfunded benefit obligations, foreign exchange translation adjustments and gains and losses on effective cash flow hedges. The computation of other comprehensive income (loss) was as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Net income	$453	$460
Other comprehensive income (loss), net of tax:
Amortization of unfunded pension benefit obligation	90	61
Foreign exchange translation adjustments	(27)	(19)
Cash flow hedges	(5)	8
Other, net	(2)	—

Total other comprehensive income (loss), net of tax	56	50

Comprehensive income (loss)	509	510
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	8	8

Comprehensive income (loss) attributable to Raytheon Company	$501	$502

11. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We also provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans.

The components of net periodic pension expense were as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Service cost	$109	$100
Interest cost	262	257
Expected return on plan assets	(305)	(307)
Amortization of prior service cost	3	3
Recognized net actuarial loss	145	100

Net periodic pension expense	$214	$153

Our net periodic pension expense included expense from foreign benefit plans of $5 million and $4 million for the three months ended March 28, 2010 and March 29, 2009, respectively.

The components of net periodic cost (income) related to our other postretirement benefit plans were as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Service cost	$3	$2
Interest cost	12	13
Expected return on plan assets	(7)	(7)
Amortization of transition asset	1	1
Amortization of prior service cost	(11)	(13)
Recognized net actuarial loss	1	2

Net periodic cost (income)	$(1)	$(2)

Long-term pension and other postretirement benefit plan liabilities were $4,752 million and $424 million, respectively, at March 28, 2010, and $4,668 million and $421 million, respectively, at December 31, 2009.

We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under the Employee Retirement Income Security Act of 1974 (ERISA) and are affected by the actual return on plan assets and plan funded status. We made required contributions of $23 million and $19 million during the three months ended March 28, 2010 and March 29, 2009, respectively, to our pension and other postretirement benefit plans. For the full-year 2010, we expect to make required contributions of approximately $1.1 billion to our pension plans and $30 million to our other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the three months ended March 28, 2010 and March 29, 2009, however we periodically evaluate whether to make discretionary contributions. As discretionary contributions are made, a funding credit is accumulated, which we can use to offset future calculated required contributions. The funding credit for our pension plans was $2.6 billion at December 31, 2009. Because our expected 2010 contributions are based on the minimum required, we do not anticipate a significant increase or decrease in our funding credit at December 31, 2010.

12. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. IRS examinations of our tax returns have been completed through 2005. For the 1998-2005 tax years, we have protested to the IRS Appeals Division certain proposed adjustments primarily involving benefits under the Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion regimes. The IRS has commenced its examination of the 2006-2008 tax years. Additionally, we are under audit by multiple state and foreign tax authorities. State tax liabilities are routinely adjusted to account for any changes in federal taxable income.

We believe that our income tax reserves are adequate, however, amounts asserted by taxing authorities could be greater than amounts accrued and reflected in our consolidated balance sheets. Accordingly, we could record additional amounts for federal, foreign and state tax-related liabilities in the future as we revise estimates or as we settle or otherwise resolve the underlying matters.

The balance of our unrecognized tax benefits at March 28, 2010 and March 29, 2009, exclusive of interest, was $ 470 million and $415 million, respectively, of which $364 million and $315 million, respectively, would affect our earnings if recognized. We accrue interest and penalties related to unrecognized tax benefits in tax expense. As a result, we recorded $3 million and $5 million of gross interest and penalties in the three months ended March 28, 2010 and March 29, 2009, respectively, which, net of the federal tax benefit was $2 million and $3 million for those same respective periods. At March 28, 2010 and December 31, 2009, we had $126 million and $123 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $82 million and $80 million, respectively. In the ordinary course of business, we may take new tax positions that could increase or decrease our unrecognized tax benefits in future periods.

A rollforward of our unrecognized tax benefits was as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Unrecognized tax benefits at beginning of period	$469	$415
Additional tax liability based on current year tax position	1	—

Unrecognized tax benefits at end of period	$470	$415

Although the final outcome remains uncertain, we may reach a settlement with the IRS Appeals Division in the next 12 months to resolve certain protested adjustments related to benefits claimed under the FSC and ETI regimes, revenue recognition items, the deductibility of certain expenses, tax credits and certain other tax matters related to the 1998-2005 tax years. In addition, we filed an accounting method change related to timing of certain compensation deductions with the IRS in 2010. As a result of the accounting method change and based on the outcome of appeals proceedings, Joint Committee on Taxation review and the expiration of the statute of limitations, it is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, will decrease by approximately $287 million to $315 million, of which approximately $185 million to $203 million could decrease our tax expense.

We generally account for our state income tax expense as a deferred contract cost, as we can generally recover this expense through the pricing of our products and services to the U.S. Government. We include this deferred contract cost in contracts in process until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. Net state income tax expense allocated to our contracts was $31 million and $18 million in the three months ended March 28, 2010 and March 29, 2009, respectively. We include state income tax expense allocated to our contracts in administrative and selling expenses.

13. Business Segment Reporting

Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual turbo-prop commuter aircraft portfolio.

	Three Months Ended
Total Net Sales (In millions)	March 28, 2010	March 29, 2009
Integrated Defense Systems	$1,336	$1,262
Intelligence and Information Systems	730	784
Missile Systems	1,361	1,368
Network Centric Systems	1,176	1,154
Space and Airborne Systems	1,095	1,046
Technical Services	801	696
Corporate and Eliminations	(446)	(426)

Total	$6,053	$5,884

	Three Months Ended
Intersegment Sales (In millions)	March 28, 2010	March 29, 2009
Integrated Defense Systems	$24	$34
Intelligence and Information Systems	5	4
Missile Systems	17	3
Network Centric Systems	107	90
Space and Airborne Systems	133	142
Technical Services	162	156

Total	$448	$429

	Three Months Ended
Operating Income (In millions)	March 28, 2010	March 29, 2009
Integrated Defense Systems	$210	$188
Intelligence and Information Systems	50	61
Missile Systems	158	158
Network Centric Systems	165	163
Space and Airborne Systems	159	139
Technical Services	67	44
FAS/CAS Pension Adjustment	(53)	11
Corporate and Eliminations	(47)	(52)

Total	$709	$712

The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Intersegment profit eliminations	$(39)	$(33)
Corporate	(8)	(19)

Total	$(47)	$(52)

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

	Three Months Ended
Intersegment Operating Income (In millions)	March 28, 2010	March 29, 2009
Integrated Defense Systems	$2	$2
Intelligence and Information Systems	—	—
Missile Systems	3	—
Network Centric Systems	8	7
Space and Airborne Systems	11	11
Technical Services	15	13

Total	$39	$33

Identifiable Assets (In millions)	March 28, 2010	Dec. 31, 2009
Integrated Defense Systems	$1,868	$1,943
Intelligence and Information Systems	2,466	2,391
Missile Systems	4,983	4,858
Network Centric Systems	4,282	4,199
Space and Airborne Systems	4,352	4,236
Technical Services	1,311	1,340
Corporate	4,538	4,640

Total	$23,800	$23,607

With respect to the unaudited consolidated financial information of Raytheon Company for the three months ended March 28, 2010 and March 29, 2009, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated April 22, 2010, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of March 28, 2010, and the related consolidated statements of operations for the three month periods ended March 28, 2010 and March 29, 2009 and the consolidated statements of cash flows for the three month periods ended March 28, 2010 and March 29, 2009. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

April 22, 2010

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

We operate in six segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009 and our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

As discussed in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may cause the number of workdays in the current and comparable prior interim period to differ and could affect period-to-period comparisons. There were 60 workdays in the first quarter of 2010 compared to 61 workdays in the first quarter of 2009. The following discussions of comparative results among periods should be viewed in this context.

As discussed in Note 1: Basis of Presentation, within Item 1 of this Form 10-Q, we prepared the accompanying financial statements of Raytheon Company on the same basis as our annual audited financial statements, except for the adoption of required new accounting standards in the first quarter of 2010 related to the accounting and disclosure requirements for transfers of financial assets and consolidation of variable interest entities (VIEs).

Selected consolidated results were as follows:

	Three Months Ended		% of Net Sales
(In millions, except percentages and per share data)	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net sales
Products	$5,203	$5,178	86.0%	88.0%
Services	850	706	14.0%	12.0%
Total net sales	6,053	5,884	100.0%	100.0%
Operating expenses
Cost of sales-products	4,062	4,093	67.1%	69.6%
Cost of sales-services	722	604	11.9%	10.3%
Administrative and selling expenses	408	364	6.7%	6.2%
Research and development expenses	152	111	2.5%	1.9%
Total operating expenses	5,344	5,172	88.3%	87.9%
Operating income	709	712	11.7%	12.1%
Non-operating (income) expense
Interest expense	32	32	0.5%	0.5%
Interest income	(3)	(4)	—%	-0.1%
Other (income) expense	(1)	5	—%	0.1%
Total Non-operating (income) expense	28	33	0.5%	0.6%
Federal and foreign income taxes	220	222	3.6%	3.8%
Income from continuing operations	461	457	7.6%	7.8%
Income (loss) from discontinued operations, net of tax	(8)	3	-0.1%	0.1%
Net income	453	460	7.5%	7.8%

Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	8	8	0.1%	0.1%
Net income attributable to Raytheon Company	445	452	7.4%	7.7%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$1.18	$1.11
Diluted earnings per share attributable to Raytheon Company common stockholders	1.16	1.12

Total Net Sales

The increase in total net sales of $169 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to higher external sales of $99 million at TS, $84 million at IDS and $58 million at SAS, partially offset by lower external sales of $55 million at IIS. The increase in external net sales at TS was primarily due to higher net sales from growth on training programs, principally domestic and foreign training programs supporting the U.S. Army’s Warfighter Field Operations Customer Support (FOCUS) activities. The increase in external net sales at IDS was primarily due to higher net sales on Patriot programs, principally from higher net sales on an international Patriot program awarded in the fourth quarter of 2008. The increase in external net sales at SAS was primarily due to higher volume as work increased on certain classified business awarded in the first half of 2009. The decrease in external net sales at IIS was primarily due to lower net sales on an international advanced border control and security program, principally from lower volume as the initial development phase of the program transitioned into service. The increase in product net sales of $25 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to higher external net sales at IDS and SAS, partially offset by lower external net sales at IIS. The increase in service net sales of $144 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to higher external net sales at TS.

Sales to the U.S. Department of Defense (DoD) were 86% and 84% of total net sales in the first quarters of 2010 and 2009, respectively. Sales to the U.S. Government were 89% and 88% of total net sales in the first quarters of 2010 and 2009, respectively. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $794 million and $570 million in the first quarters of 2010 and 2009, respectively. Total international sales, including foreign military sales, were $1,386 million or 22.9% of total net sales in the first quarter of 2010 compared to $1,154 million or 19.6% of total net sales in the first quarter of 2009.

Cost of Sales

The increase in cost of sales of $87 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to higher expense of $64 million related to the FAS/CAS Pension Adjustment discussed below and $23 million of increased costs, the primary drivers of which are discussed above in Total Net Sales and in Segment Results below.

The FAS/CAS Pension Adjustment, which was $53 million of expense in the first quarter of 2010 compared to $11 million of income in the first quarter of 2009, is reported as a separate line item in our segment results. The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under financial accounting standards (FAS) in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and our pension expense under U.S. Government Cost Accounting Standards (CAS). The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government. For more information on the FAS/CAS Pension Adjustment, see our discussion below in Segment Results.

Administrative and Selling Expenses

The increase in administrative and selling expenses of $44 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to higher state income tax expense and the timing of certain annual expenditures related to our information technology systems initiatives. The provision for state income taxes can generally be recovered through the pricing of products and services to the U.S. Government. Net state income tax expense allocated to our contracts was $31 million and $18 million in the three months ended March 28, 2010 and March 29, 2009, respectively.

Research and Development Expenses

The increase in research and development expenses of $41 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the timing of our expenditures. The increase was spread equally between various Company-sponsored research and development projects and bid and proposal costs.

Total Operating Expenses

The increase in total operating expenses of $172 million in the first quarter of 2010 compared to the first quarter of 2009 was due to higher expense of $64 million related to the FAS/CAS Pension Adjustment, $44 million of higher administrative and selling expenses, $41 million of higher research and development expenses and $23 million of increased cost of sales, all as discussed above.

Operating Income

Operating income in the first quarter of 2010 remained relatively consistent with the first quarter of 2009. Included in operating income in the first quarter of 2010 was improved program performance, which had an impact of approximately $45 million and increased volume, which had an impact of approximately $20 million, the primary drivers of which are discussed in Segment Results below. The improved program performance and increased volume were offset by higher expense of $64 million related primarily to the FAS/CAS Pension Adjustment. For a discussion of the drivers of individual business segment operating income and related margin, see Segment Results below.

Federal and Foreign Income Taxes

Our effective tax rate, which we used to determine federal and foreign income tax expense, differs from the U.S. statutory rate due to the following:

	Three Months Ended
	March 28, 2010	March 29, 2009
Statutory tax rate	35.0%	35.0%
Manufacturing tax benefits	(1.8)	(1.0)
Other items, net	(0.9)	(1.3)

Effective tax rate	32.3%	32.7%

Our effective tax rate reflects the U.S. statutory rate adjusted for various permanent differences between book and tax reporting. Our effective tax rate in the first quarter of 2010 was 0.4% lower than the first quarter of 2009 primarily due to manufacturing tax benefits and was partially offset by the expiration of the research and development tax credit and a decrease in various nondeductible expenses and permanent differences. Our effective tax rate in the first quarter of 2010 was lower than the U.S. statutory rate due to manufacturing tax benefits and Employee Stock Ownership Plan (ESOP) dividend deductions, and was partially offset by various non-deductible expenses. Our effective tax rate in the first quarter of 2009 was lower than the U.S. statutory rate due to manufacturing tax benefits, the research and development tax credit and certain dividend deductions, and was partially offset by various non-deductible expenses.

Diluted Earnings per Share from Continuing Operations Attributable to Raytheon Company Common Stockholders

The increase in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders of $0.07 in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to operational improvements and a decrease in average diluted shares outstanding offset by the per share impact of the FAS/CAS Pension Adjustment. The decrease in average diluted shares outstanding in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the repurchase of 24.5 million shares during the last 12 months.

Diluted Earnings per Share Attributable to Raytheon Company Common Stockholders

The increase in diluted earnings per share attributable to Raytheon Company common stockholders of $0.04 in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to operational improvements and a decrease in average diluted shares outstanding offset by the per share impact of the FAS/CAS Pension Adjustment.

FAS/CAS Adjusted EPS

FAS/CAS Adjusted EPS is defined as diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the earnings per share impact of the FAS/CAS Pension Adjustment. FAS/CAS Adjusted Income from continuing operations attributable to Raytheon Company common stockholders is defined as income from continuing operations attributable to Raytheon Company common stockholders excluding the after-tax impact of the FAS/CAS Pension Adjustment at the federal statutory tax rate of 35%. We are providing this measure, which excludes the impact of the FAS/CAS Pension Adjustment, because management uses it for the purpose of evaluating and forecasting the Company’s financial performance and we believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension costs and to better compare our operating performance to others in the industry on that same basis. FAS/CAS Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. FAS/CAS Adjusted EPS may not be defined and calculated by other companies in the same manner. FAS/CAS Adjusted EPS was as follows:

	Three Months Ended
	March 28, 2010	March 29, 2009
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.18	$1.11
Less: Earnings per share impact of the FAS/CAS Pension Adjustment	(0.09)	0.02

FAS/CAS Adjusted EPS	$1.27	$1.09

Segment Results

We report our results in the following segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). The following provides some context for viewing our segment performance through the eyes of management.

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

Total Net Sales and Total Operating Expenses: We generally express changes in net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying amounts of total operating expenses, which are comprised of cost of sales, administrative and selling expenses and research and development expenses, incurred on individual contracts (i.e., from performance against contractual commitments on our bookings related to engineering, production or service activity). Therefore, we discuss volume changes attributable principally to individual programs unless there is a discrete event (e.g., a major contract termination, natural disaster or major labor strike, etc.), or some other unusual item that has a material effect on changes in a segment’s volume for a reported period. Due to the nature of our contracts, the amount of costs incurred and related revenues will naturally fluctuate over the life of the contracts. As a result, in any reporting period, the changes in volume on numerous contracts are likely to be due to normal fluctuations in our production activity or service levels.

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

Segment financial results were as follows:

	Three Months Ended
Total Net Sales (In millions)	March 28, 2010	March 29, 2009
Integrated Defense Systems	$1,336	$1,262
Intelligence and Information Systems	730	784
Missile Systems	1,361	1,368
Network Centric Systems	1,176	1,154
Space and Airborne Systems	1,095	1,046
Technical Services	801	696
Corporate and Eliminations	(446)	(426)

Total	$6,053	$5,884

	Three Months Ended
Operating Income (In millions)	March 28, 2010	March 29, 2009
Integrated Defense Systems	$210	$188
Intelligence and Information Systems	50	61
Missile Systems	158	158
Network Centric Systems	165	163
Space and Airborne Systems	159	139
Technical Services	67	44
FAS/CAS Pension Adjustment	(53)	11
Corporate and Eliminations	(47)	(52)

Total	$709	$712

	Three Months Ended
Bookings (In millions)	March 28, 2010	March 29, 2009
Integrated Defense Systems	$735	$1,209
Intelligence and Information Systems	1,721	503
Missile Systems	1,718	775
Network Centric Systems	964	1,234
Space and Airborne Systems	810	1,037
Technical Services	578	451

Total	$6,526	$5,209

Included in bookings were international bookings of $853 million and $1,339 million in the first quarters of 2010 and 2009, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 13% and 26% of total bookings in the first quarters of 2010 and 2009, respectively. Classified bookings were 20% and 8% of total bookings in the first quarters of 2010 and 2009, respectively.

We record bookings for not-to-exceed contract awards based on a reasonable estimate of expected contract definitization, which will generally not be less than 75% of the award. We subsequently adjust bookings to reflect the actual amounts definitized, or, when prior to definitization, when facts and circumstances indicate our previous estimate is no longer reasonable. The timing of awards that may cover multiple fiscal years influences bookings in each year. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (i.e., indefinite delivery/indefinite quantity (IDIQ) type contracts) and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs.

	Funded Backlog		Total Backlog
(In millions)	March 28, 2010	Dec. 31, 2009	March 28, 2010	Dec. 31, 2009
Integrated Defense Systems	$5,701	$5,595	$10,046	$10,665
Intelligence and Information Systems	1,574	1,588	5,295	4,360
Missile Systems	6,244	6,454	7,868	7,657
Network Centric Systems	4,388	4,389	5,301	5,501
Space and Airborne Systems	3,549	3,402	5,760	5,921
Technical Services	2,008	2,051	2,714	2,773

Total	$23,464	$23,479	$36,984	$36,877

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

Integrated Defense Systems

	Three Months Ended
(In millions, except percentages)	March 28, 2010	March 29, 2009	% Change
Total Net Sales	$1,336	$1,262	5.9%
Total Operating Expenses	1,126	1,074	4.8%
Operating Income	210	188	11.7%
Operating Margin	15.7%	14.9%
Bookings	$735	$1,209	-39.2%

Total Net Sales and Total Operating Expenses. The increase in net sales of $74 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to $203 million of higher net sales on Patriot programs primarily due to $169 million of higher net sales on an international Patriot program awarded in the fourth quarter of 2008, driven by scheduled design and production effort. The increase in net sales was partially offset by $51 million of lower net sales on various U.S. Navy programs due to scheduled completion of design and production efforts on numerous programs and $46 million of lower net sales on two joint battlefield sensor programs, driven principally by lower volume due to the completion of scheduled program production efforts and a scheduled decrease in design and development effort. The increase in operating expenses of $52 million in the first quarter of 2010 compared to the first quarter of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The increase in operating income of $22 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to $10 million from increased volume driven primarily by the programs discussed above and $9 million from a change in mix due primarily to higher net sales on international Patriot programs. The increase in operating margin in the first quarter of 2010 was primarily due to the change in mix.

Backlog and Bookings. Backlog was $10,046 million at March 28, 2010 compared to $10,665 million at December 31, 2009. The decrease in backlog of $619 million or 5.8% at March 28, 2010 compared to December 31, 2009 was primarily due to lower bookings in the first quarter of 2010. The decrease in bookings of $474 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to new international and domestic Patriot awards in the first quarter of 2009. In the first quarter of 2010, IDS booked $162 million to provide engineering services support for a Patriot air and missile defense program for U.S. and international customers. IDS also booked $131 million on the Zumwalt-class destroyer program for the U.S. Navy, which included initial funding for the third ship. In the first quarter of 2009, IDS booked $741 million in new international and domestic Patriot awards, including $185 million for the United Arab Emirates (UAE), $139 million for Taiwan, $159 million to provide engineering services and $115 million for the Patriot Pure Fleet program for the U.S. Army.

Intelligence and Information Systems

	Three Months Ended
(In millions, except percentages)	March 28, 2010	March 29, 2009	% Change
Total Net Sales	$730	$784	-6.9%
Total Operating Expenses	680	723	-5.9%
Operating Income	50	61	-18.0%
Operating Margin	6.8%	7.8%
Bookings	$1,721	$503	242.1%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $54 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to $30 million of expected lower net sales on an international advanced border control and security program, principally from lower volume as the initial development phase of the program transitioned into service. The decrease in net sales was also driven by $24 million of lower net sales on a classified program, principally from lower volume due to the program schedule and related funding. The decrease in operating expenses of $43 million in the first quarter of 2010 compared with the first quarter of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The decrease in operating income of $11 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to program performance, which had a $9 million impact on operating income, and decreased volume, which had a $4 million impact on operating income. The program performance change was primarily driven by an adjustment on an international program as a result of increased requirements. The decrease in operating margin was primarily due to the program performance change described above. IIS’ operating margin was also reduced by approximately 60 basis points in the first quarters of 2010 and 2009 by certain cybersecurity related acquisition costs and investments.

Backlog and Bookings. Backlog was $5,295 million at March 28, 2010 compared to $4,360 million at December 31, 2009. The increase in backlog of $935 million or 21.4% was primarily due to higher bookings in the first quarter of 2010 as discussed below. Bookings in the first quarter of 2010 were $1,218 million higher than the first quarter of 2009 primarily due to a $886 million award on a contract to develop the next-generation Global Positioning System Advanced Control Segment (GPS-OCX) for the U.S. Air Force. In the first quarter of 2010, IIS also booked $624 million on a number of classified contracts, including $340 million on a major classified program. In the first quarter of 2009, IIS booked $236 million on a number of classified contracts.

Missile Systems

	Three Months Ended
(In millions, except percentages)	March 28, 2010	March 29, 2009	% Change
Total Net Sales	$1,361	$1,368	-0.5%
Total Operating Expenses	1,203	1,210	-0.6%
Operating Income	158	158	—%
Operating Margin	11.6%	11.5%
Bookings	$1,718	$775	121.7%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $7 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to $26 million of lower net sales on the Kinetic Energy Interceptor (KEI) program, which was terminated for convenience in the second quarter of 2009, partially offset by $24 million of higher net sales on the Tube-launched, Optically guided Wire controlled missile (TOW) program driven by higher production build rates. The decrease in operating expenses of $7 million in the first quarter of 2010 compared to the first quarter of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. Operating income and margin in the first quarter of 2010 remained relatively consistent with the first quarter of 2009.

Backlog and Bookings. Backlog was $7,868 million at March 28, 2010 compared to $7,657 million at December 31, 2009. The increase in backlog of $211 million or 2.8% was primarily due to higher bookings in the first quarter of 2010. Bookings in the first quarter of 2010 were $943 million higher than the first quarter of 2009 primarily due to classified bookings in the first quarter of 2010. In the first quarter of 2010, MS booked $535 million on a classified program, $212 million for the development of Standard Missile-3 (SM-3) and $111 million for development work on the Exoatmospheric Kill Vehicle (EKV) program for the Missile Defense Agency. In addition, MS also booked $207 million for the production of Standard Missile-2 (SM-2) for an international customer and the U.S. Navy, $203 million for the production of Tomahawk missiles for the U.S. Navy, $102 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy and $95 million for the production of Tube Launched, Optically Tracked, Wireless missiles for international customers and the U.S. Army. In the first quarter of 2009, MS booked $119 million for the continued development and production on the EKV program.

Network Centric Systems

	Three Months Ended
(In millions, except percentages)	March 28, 2010	March 29, 2009	% Change
Total Net Sales	$1,176	$1,154	1.9%
Total Operating Expenses	1,011	991	2.0%
Operating Income	165	163	1.2%
Operating Margin	14.0%	14.1%
Bookings	$964	$1,234	-21.9%

Total Net Sales and Total Operating Expenses. The increase in net sales of $22 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to $40 million of higher net sales related to Raytheon BBN Technologies (BBN), which we acquired in the fourth quarter of 2009, partially offset by $36 million of lower net sales on a U.S. Army combat vehicle sensors program, principally from lower volume due to the program’s restructuring. The increase in operating expenses of $20 million in the first quarter of 2010 compared to the first quarter of 2009 was driven primarily by the activity described above.

Operating Income and Margin. Operating income and margin in the first quarter of 2010 remained relatively consistent with the first quarter of 2009.

Backlog and Bookings. Backlog was $5,301 million at March 28, 2010 compared to $5,501 million at December 31, 2009. The decrease in bookings of $270 million in the first quarter of 2010 was primarily due to higher total U.S. Army bookings in the first quarter of 2009. In the first quarter of 2010, NCS booked $138 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) program for the U.S. Army.

Space and Airborne Systems

	Three Months Ended
(In millions, except percentages)	March 28, 2010	March 29, 2009	% Change
Total Net Sales	$1,095	$1,046	4.7%
Total Operating Expenses	936	907	3.2%
Operating Income	159	139	14.4%
Operating Margin	14.5%	13.3%
Bookings	$810	$1,037	-21.9%

Total Net Sales and Total Operating Expenses. The increase in net sales of $49 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to $67 million of higher net sales from higher volume as work increased on certain classified business awarded in the first half of 2009, partially offset by $22 million of lower net sales on an advanced targeting program due to lower volume as the program moves towards completion, as scheduled. The increase in operating expenses of $29 million in the first quarter of 2010 compared to the first quarter of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The increase in operating income of $20 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to $20 million of improved program performance and a change in mix driven by higher volume on an international tactical radar program, which had a $9 million impact on operating income. The improved performance was spread across numerous programs and driven primarily by productivity initiatives and other cost reduction efforts principally in materials and labor. Partially offsetting these increases was $12 million from the favorable settlement of affirmative claims on two fixed-price programs included in the first quarter of 2009. The improvement in operating margin in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the improved program performance and the change in contract mix, partially offset by the 2009 claims discussed above.

Backlog and Bookings. Backlog was $5,760 million at March 28, 2010 compared to $5,921 million at December 31, 2009. The decrease in bookings of $227 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the first quarter 2009 bookings as discussed below. In the first quarter of 2010, SAS booked $90 million for the production of Advanced Countermeasures Electronic System (ACES) for an international customer. In the first quarter of 2009, SAS booked $422 million to supply APG-63 fire control radars and support equipment for the Japan Air Self-Defense Force and $130 million for the B-2 Radar Modernization Program (RMP).

Technical Services

	Three Months Ended
(In millions, except percentages)	March 28, 2010	March 29, 2009	% Change
Total Net Sales	$801	$696	15.1%
Total Operating Expenses	734	652	12.6%
Operating Income	67	44	52.3%
Operating Margin	8.4%	6.3%
Bookings	$578	$451	28.2%

Total Net Sales and Total Operating Expenses. The increase in net sales of $105 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to $81 million of higher net sales from growth on TS’ training programs, principally domestic and foreign training programs supporting the U.S. Army’s Warfighter Field Operations Customer Support (FOCUS) activities due to an increase in customer determined activity levels. The increase in operating expenses of $82 million in the first quarter of 2010 compared to the first quarter of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The increase in operating income of $23 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to improved program performance, which had a $19 million impact on operating income, and increased volume, which had a $6 million impact on operating income. The improved program performance was driven primarily by cost efficiencies associated with an increased level of program activities on training programs, which had an $8 million impact on operating income, the majority of which is on programs nearing completion, and higher award fees on a fixed-price service contract, which had a $3 million impact on operating income. The increase in operating margin in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the improved program performance discussed above.

Backlog and Bookings. Backlog was $2,714 million at March 28, 2010 compared to $2,773 million at December 31, 2009. The increase in bookings of $127 million in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to higher bookings in the first quarter of 2010. In the first quarter of 2010, TS booked $155 million on domestic training programs and $25 million on foreign training programs in support of the Warfighter FOCUS activities. In the first quarter of 2010, TS also booked $88 million on the Security Equipment Integration Services (SEIS) contract for the Transportation Security Administration (TSA) and $78 million to provide operational and logistics support to the National Science Foundation (NSF) Office of Polar Programs. In the first quarter of 2009, TS booked $90 million on domestic training programs and $88 million on foreign training programs in support of the Warfighter FOCUS activities.

FAS/CAS Pension Adjustment

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under FAS in accordance with GAAP and our pension expense under CAS. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
FAS expense	$(214)	$(153)
CAS expense	161	164

FAS/CAS Pension Adjustment	$(53)	$11

Our FAS/CAS Pension Adjustment was $53 million of expense in the first quarter of 2010 versus $11 million of income in the first quarter of 2009. Of the $64 million increase in our FAS/CAS Pension Adjustment, approximately $50 million was driven by the amortization differences between FAS and CAS, of the net unrecognized liability, which was principally attributable to the negative 2008 asset returns.

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

The components of net sales related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Intersegment sales eliminations	$(448)	$(429)
Corporate	2	3

Total	$(446)	$(426)

The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Intersegment profit eliminations	$(39)	$(33)
Corporate	(8)	(19)

Total	$(47)	$(52)

Discontinued Operations

In pursuing our business strategies we have divested of certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At March 28, 2010 and December 31, 2009, we had $64 million and $71 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft. At March 28, 2010 and December 31, 2009, we had $61 million and $57 million, respectively, of liabilities, primarily related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

Financial Condition and Liquidity

Overview

We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions and research and development; managing our balance sheet, including debt repayments and pension contributions; and returning cash to our stockholders, including dividend payments and share repurchases, as outlined below. Our need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. We currently expect that our cash and cash equivalents, cash flow from operations and other available financing resources will be sufficient to meet our anticipated operating, capital expenditure, investment, debt service and other financing requirements during the next twelve months and for the foreseeable future.

During the first quarter of 2010, certain of our significant cash flows, discussed in more detail below, were as follows:

–	$ 300 million of stock repurchases;

–	$ 163 million of proceeds from warrants exercised;

–	$ 117 million in dividend payments;

–	$ 59 million for payments of additions to property, plant and equipment and capitalized internal use software; and

–	$ 59 million of federal and net foreign tax payments.

In addition, the following table highlights selected measures of our liquidity and capital resources as of March 28, 2010 and December 31, 2009:

(In millions)	March 28, 2010	Dec. 31, 2009
Cash and cash equivalents	$2,613	$2,642
Working capital	2,820	2,345
Amount available under credit facilities	1,497	1,479

The increase of $475 million in working capital in the first quarter of 2010 compared to the fourth quarter of 2009 was primarily due to an increase in contracts in process driven by timing of payments.

Operating Activities

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Net cash provided by operating activities from continuing operations	$257	$411
Net cash provided by operating activities	259	405

The decrease of $146 million in net cash provided by operating activities in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to higher cash tax payments as described below, offset by a $171 million change in contracts in process and advance payments and billings in excess of costs incurred, driven by higher cash receipts and a $133 million change in accrued employee compensation mainly due to the timing of payroll periods.

Tax Payments - In the first quarter of 2010, we made $59 million in federal and net foreign tax payments and $6 million in net state tax payments. In the first quarter of 2009, we received federal tax refunds totaling $337 million and made $14 million in net foreign tax payments and $18 million in net state tax payments. We expect full year federal and foreign tax payments to be approximately $770 million in 2010 compared to $208 million in 2009 primarily due to the $337 million refund.

In March 2010, the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010, was enacted which changed the tax treatment of the U.S. Government subsidies for companies that provide qualifying drug coverage to Medicare eligible retirees. Although some companies have been adversely affected by this act, we do not receive such U.S. Government subsidies and therefore this change will not have an effect on our financial position, results of operations or liquidity.

Pension Plan Contributions - We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined by the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. If discretionary contributions are made, a funding credit is accumulated that we can use to offset future calculated required contributions. The funding credit for our pension plans was $2.6 billion at December 31, 2009. We made the following required contributions to our pension plans during the first quarters of 2010 and 2009:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Required contributions	$20	$13

For the full-year 2010, we expect to make required contributions of approximately $1,140 million to our pension plans and $30 million to our other postretirement benefit plans consistent with our full-year 2009 contributions. We made no discretionary contributions to our pension plans during the first quarter 2010 and 2009; however we periodically evaluate whether to make discretionary contributions. Future funding requirements will likely be affected by the Pension Protection Act of 2006, which requires companies to fully fund their pension plans over a seven-year period. For certain defense contractors, the new funding rules become effective when the Harmonization Rule goes into effect or no later than 2011. It is expected that the final Harmonization Rule will provide a framework to make more similar the CAS Requirements and the ERISA requirements, as revised by the Pension Protection Act. Other postretirement benefit plan payments were $3 million and $6 million in the first quarters of 2010 and 2009, respectively.

We made interest payments of $22 million and $33 million in the first quarters of 2010 and 2009, respectively. The decrease in interest payments in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the repurchase of the 4.85% Notes due 2011 in the fourth quarter of 2009.

Investing Activities

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Net cash used in investing activities	$69	$46

The increase of $23 million in net cash used in investing activities in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to higher payments for purchases of acquired companies and higher additions to property, plant and equipment.

Additions to property, plant and equipment and capitalized internal use software were as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Additions to property, plant and equipment	$45	$33
Additions to capitalized internal use software	14	13

We expect our property, plant and equipment and internal use software expenditures to be approximately $410 million and $140 million, respectively, in 2010, consistent with the anticipated growth of our business and for specific investments including program capital assets and facility improvements.

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate.

In January 2010, we acquired substantially all of the assets of an Australian company, Compucat Research Pty. Ltd. at Intelligence and Information Systems for $12 million in cash, which enhances our information security and cybersecurity capabilities. In connection with this acquisition and based upon our initial estimates, we recorded $5 million of goodwill and $1 million of intangible assets.

Financing Activities

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Net cash used in financing activities	$219	$408

We have used cash provided by operating activities as our primary source for the payment of dividends and the repurchase of our common stock. The decrease of $189 million in net cash used in financing activities in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to proceeds from warrants exercised in the first quarter of 2010.

Stock Repurchases - Information on our repurchases of our common stock under our share repurchase programs was as follows:

	Three Months Ended
(In millions)	March 28, 2010	March 29, 2009
Amount of stock repurchased	$300	$300
Shares of stock repurchased	5.5	6.8

In October 2008, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. In March 2010, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At March 28, 2010 we had approximately $2.6 billion available under these repurchase programs. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Cash Dividends - Our Board of Directors authorized the following cash dividends:

	Three Months Ended
(In millions, except per share amounts)	March 28, 2010	March 29, 2009
Cash dividends per share	$0.375	$0.31
Total dividends paid	117	112

In March 2010, our Board of Directors authorized a 21% increase to our annual dividend payout rate from $1.24 to $1.50 per share. Although we do not have a formal dividend policy, we believe that, over time, a reasonable dividend payout ratio is approximately one third of our income from continuing operations excluding the FAS/CAS Pension Adjustment. Dividends are subject to quarterly approval by our Board of Directors.

Capital Resources

Total debt was $2.3 billion at March 28, 2010 and December 31, 2009. Our outstanding debt bears contractual interest at fixed interest rates ranging from 4.4% to 7.2% and matures at various dates through 2028.

Cash and Cash Equivalents - Cash and cash equivalents were $ 2.6 billion at March 28, 2010 and December 31, 2009. We invest cash in U.S. Treasuries; commercial paper of financial institutions and corporations with AA-/Aa3 or better long-term and A-1+/P-1 short-term debt ratings, or guaranteed by the U.S. Government’s Temporary Liquidity Guarantee Program; AAA/Aaa U.S. Treasury money market funds; bank certificates of deposit; and time deposits with AA- or Aa3 long-term debt ratings. Cash balances held at our foreign subsidiaries were approximately 15% of our total cash balance at March 28, 2010 and December 31, 2009, respectively, and are deemed to be indefinitely reinvested.

Credit Facilities - We have two bank revolving credit facilities in the amount of $1.5 billion. The first credit facility is a $1.0 billion, three-year facility maturing in November 2012, $150 million of which is available to Raytheon United Kingdom Limited, our U.K. subsidiary. The second facility is a $500 million 364-day facility maturing in November 2010. Borrowings under these facilities bear interest at various rate options, including LIBOR plus a margin based on our credit default swap spread, with minimum and maximum margins that are adjusted for our credit ratings. Based on our credit ratings at March 28, 2010 and December 31, 2009, borrowings under these facilities would bear interest at LIBOR plus 100 basis points, the minimum margin.

Under the $1.0 billion facility, we can borrow, issue letters of credit and backstop commercial paper. Under the $500 million facility, we can borrow and backstop commercial paper. These credit facilities are comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the aggregate of the facilities. As of March 28, 2010 and December 31, 2009, there were no borrowings outstanding under these credit facilities. However, we had $3 million and $21 million of outstanding letters of credit at March 28, 2010 and December 31, 2009, respectively, which effectively reduced our borrowing capacity under these credit facilities by the same amounts.

Under these two facilities, we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 50% and a ratio of consolidated earnings attributable to Raytheon Company before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with these covenants during the 12 months ended March 28, 2010 and December 31, 2009. Our ratio of total debt to total capitalization was 18.5% and 19.0% at March 28, 2010 and December 31, 2009, respectively.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity, including the $150 million Raytheon United Kingdom Limited sub-line discussed above. In addition, other uncommitted bank lines totaled approximately $15 million at March 28, 2010 and December 31, 2009, respectively. There were no amounts outstanding under these lines of credit at March 28, 2010 and December 31, 2009. Compensating balance arrangements are not material.

Credit Ratings - Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short and long-tem debt. The following chart reflects the current ratings assigned by each of these agencies as of March 28, 2010 to our short-term debt and long-term senior unsecured debt:

Rating Agency	Short-Term Debt	Long-Term Senior Debt		Date of Last Action
		Rating	Outlook
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	Baa1	Stable	March 2007
S&P	A-2	A -	Stable	September 2008

Shelf Registrations - The total capacity of our current shelf registration, filed with the SEC in October 2008, is $3.0 billion, of which $500 million was used to issue fixed-rate long-term debt in 2009 and $450 million was used for the registration of common stock issuable under certain outstanding warrants issued in 2006.

During the recent downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing on revolvers, issuing debt and raising capital generally, which have had a material adverse impact on their liquidity. Given our current cash position, credit ratings, cash needs and debt structure, along with the type of short-term investments we have made, we have not experienced any material issues and we continue to expect that our current liquidity, notwithstanding recent market conditions, will be sufficient to meet all our anticipated needs during the next 12 months and for the foreseeable future.

Commitments and Contingencies

Environmental Matters - We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and considers that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates of total remediation costs, weighted average risk-free rate, discounted liability and recoverable portion were as follows:

(In millions, except percentages)	March 28, 2010	Dec. 31, 2009
Total remediation costs - undiscounted	$212	$208
Weighted average risk free rate	5.7%	5.7%
Total remediation costs - discounted	$150	$139
Recoverable portion	106	97

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

Financing Arrangements and Other - We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2020. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at March 28, 2010 and December 31, 2009 were as follows:

(In millions)	March 28, 2010	Dec. 31, 2009
Guarantees	$245	$227
Letters of Credit	959	898
Surety Bonds	200	203

Included in guarantees and letters of credit described above were $98 million and $246 million, respectively, at March 28, 2010, and $80 million and $206 million, respectively, at December 31, 2009, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At March 28, 2010 and December 31, 2009, we had an estimated liability of $8 million and $6 million, respectively, related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At March 28, 2010, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at March 28, 2010.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At March 28, 2010 and December 31, 2009, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $92 million relating to 94 aircraft and approximately $109 million relating to 106 aircraft, respectively. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related assets which serve as collateral for the underlying financial arrangements. As part of the assessment of realizable value we evaluate many factors, including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing note holders to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at March 28, 2010.

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

Accounting Standards

As described in Note 1: Basis of Presentation, within Item 1 of this Form 10-Q, in January 2010, we adopted the required new accounting standards that amend the accounting and disclosure requirements for transfers of financial assets and consolidation of Variable Interest Entities (VIEs). These accounting standards eliminate the concept of a qualifying special-purpose entity (QSPE) and the related exception for applying the consolidation guidance. As a result, we consolidated our QSPE, General Aviation Receivables Corporation (GARC), which did not have a material impact on our consolidated financial statements and resulted in:

•	The removal of our $67 million investment in GARC, previously reported in other assets, net, and

•	The addition of long and short-term notes receivable, net, of $68 million; current notes payable of $2 million; and an increase in retained earnings of less than $1 million, net of tax.

The notes payable were paid off as of March 28, 2010.

Further, the new accounting standard related to consolidation of VIEs requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. With the exception of GARC discussed above, the adoption of this accounting standard did not change any of our previous consolidation conclusions and thus did not have an effect on our financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after March 28, 2010 are not expected to have a material impact on our financial position, results of operations or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates.

We supplement our working capital with a combination of variable-rate short-term and fixed-rate long-term financing. We periodically enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. We also enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors and customer receipts. The market-risk sensitive instruments we use for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability or transaction for which a firm commitment is in place.

The following tables provide information as of March 28, 2010 and December 31, 2009 about our market risk exposure associated with changing interest and exchange rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of March 28, 2010

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$333	$345	$—	$1,658	$2,336	$2,602
Average interest rate	—	—	5.50%	5.38%	—	6.10%	5.91%

As of December 31, 2009

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$333	$345	$—	$1,658	$2,336	$2,581
Average interest rate	—%	—%	5.50%	5.38%	—%	6.10%	5.91%

The notional amounts of outstanding foreign exchange foreign contracts consisted of the following at:

	March 28, 2010		Dec. 31, 2009
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$399	$343	$407	$498
Canadian Dollars	236	56	212	46
Euros	195	23	190	35
All other	213	87	176	53

Total	$1,043	$509	$985	$632

Unrealized gains of $89 million and $69 million were included in other assets, net and unrealized losses of $52 million and $33 million were included in other accrued expenses at March 28, 2010 and December 31, 2009, respectively. For foreign currency forward contracts designated and qualified for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of March 28, 2010.

Conclusion of Evaluation

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 28, 2010 were effective.

Inherent Limitations on Effectiveness of Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. We accrued all appropriate costs we expect to incur in connection therewith. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, we do not expect any additional liability to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations can be found in “Environmental Regulation” within Item 1, Item 1A. “Risk Factors,” “Commitments and Contingencies” within Item 7 of our Form 10-K for the year ended December 31, 2009 and “Note 11: Commitments and Contingencies” within Item 8 of our Form 10-K.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2009. There have been no material changes from the factors disclosed in our Form 10-K for the year ended December 31, 2009, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
January (January 1—January 24, 2010)	515	$53.01	—	$0.9 billion
February (January 25—February 21, 2010)	3,617,074	$53.67	3,615,000	$0.7 billion
March (February 22—March 28, 2010)	1,921,954	$55.22	1,919,833	$2.6 billion

Total	5,539,543	$54.21	5,534,833

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the first quarter of 2010 includes the surrender by employees of 4,710 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.
(2)	In October 2008, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock and, in March 2010, authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. Repurchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 6.	EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President and Chief Accounting Officer
Principal Accounting Officer

April 22, 2010