Form 10-Q
period 2010-06-27
RAYTHEON CO/
filed 2010-07-29
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

Number of shares of common stock outstanding as of July 14, 2010 was 374,112,000

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements including information regarding our 2010 financial outlook, future plans, objectives, business prospects, the impact of certain liabilities, the impact of certain legal and regulatory changes and changes in accounting treatment, the impact of the UK Border Agency program termination, including potential liabilities for losses, previous payments and other claims that may be asserted and the collection of billed and unbilled receivables, the outcome of certain litigation and audits and investigations, sufficiency of capital, our expected funding credit and required contributions, anticipated tax payments and capital expenditures, potential changes to our unrecognized tax benefits, our ability to realize a deferred tax asset and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “outlook” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except per share amounts)	June 27, 2010	Dec. 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,385	$2,642
Accounts receivable, net	131	120
Contracts in process	4,461	4,373
Inventories	330	344
Deferred taxes	301	273
Prepaid expenses and other current assets	112	116

Total current assets	7,720	7,868
Property, plant and equipment, net	1,953	2,001
Deferred taxes	326	436
Prepaid retiree benefits	130	111
Goodwill	11,921	11,922
Other assets, net	1,231	1,269

Total assets	$23,281	$23,607

LIABILITIES AND EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$2,159	$2,224
Accounts payable	1,330	1,397
Accrued employee compensation	972	868
Other accrued expenses	1,214	1,034

Total current liabilities	5,675	5,523
Accrued retiree benefits and other long-term liabilities	5,261	5,793
Deferred taxes	23	23
Long-term debt	2,327	2,329
Commitments and contingencies (Note 9)
Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 374 and 378 shares outstanding at June 27, 2010 and December 31, 2009, respectively after deducting 121 and 107 treasury shares at June 27, 2010 and December 31, 2009, respectively.	4	4
Additional paid-in capital	11,332	10,991
Accumulated other comprehensive loss	(4,712)	(4,824)
Treasury stock, at cost	(6,222)	(5,446)
Retained earnings	9,473	9,102

Total Raytheon Company stockholders’ equity	9,875	9,827
Noncontrolling interests in subsidiaries	120	112

Total equity	9,995	9,939

Total liabilities and equity	$23,281	$23,607

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales
Products	$5,079	$5,365	$10,282	$10,543
Services	894	760	1,744	1,466

Total net sales	5,973	6,125	12,026	12,009

Operating expenses
Cost of sales - products	4,245	4,184	8,307	8,277
Cost of sales - services	793	655	1,515	1,259
Administrative and selling expenses	414	370	822	734
Research and development expenses	176	151	328	262

Total operating expenses	5,628	5,360	10,972	10,532

Operating income	345	765	1,054	1,477

Interest expense	33	31	65	63
Interest income	(4)	(3)	(7)	(7)
Other (income) expense	6	(13)	5	(8)

Non-operating (income) expense	35	15	63	48

Income from continuing operations before taxes	310	750	991	1,429
Federal and foreign income taxes	91	246	311	468

Income from continuing operations	219	504	680	961
Income (loss) from discontinued operations, net of tax	(4)	(3)	(12)	—

Net income	215	501	668	961
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	7	12	15	20

Net income attributable to Raytheon Company	$208	$489	$653	$941

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$0.56	$1.25	$1.76	$2.38
Income (loss) from discontinued operations, net of tax	(0.01)	(0.01)	(0.03)	—
Net income	0.55	1.24	1.73	2.38

Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$0.56	$1.24	$1.73	$2.35
Income (loss) from discontinued operations, net of tax	(0.01)	(0.01)	(0.03)	—
Net income	0.55	1.23	1.70	2.35

Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$212	$492	$665	$941
Income (loss) from discontinued operations, net of tax	(4)	(3)	(12)	—

Net income	$208	$489	$653	$941

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	June 27, 2010	June 28, 2009
Cash flows from operating activities
Net income	$668	$961
(Income) loss from discontinued operations, net of tax	12	—

Income from continuing operations	680	961
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	206	194
Stock-based compensation	61	59
Deferred income taxes	(109)	140
Collection of financing receivables	22	15
Tax benefit from stock-based awards	(15)	(6)
Changes in assets and liabilities
Accounts receivable, net	13	(10)
Contracts in process and advance payments and billings in excess of costs incurred	(175)	(635)
Inventories	16	34
Prepaid expenses and other current assets	4	(16)
Accounts payable	(71)	(7)
Income taxes receivable / payable	148	454
Accrued employee compensation	100	3
Other accrued expenses	87	6
Pension and other, net	(310)	(269)

Net cash provided by (used in) operating activities from continuing operations	657	923
Net cash provided by (used in) operating activities from discontinued operations	2	(9)

Net cash provided by (used in) operating activities	659	914

Cash flows from investing activities
Additions to property, plant and equipment	(109)	(81)
Proceeds from sales of property, plant and equipment	2	1
Additions to capitalized internal use software	(31)	(34)
Payments for purchases of acquired companies, net of cash received	(12)	—
Change in other assets	(1)	(10)

Net cash provided by (used in) investing activities	(151)	(124)

Cash flows from financing activities
Dividends paid	(260)	(234)
Repurchases of common stock	(775)	(600)
Proceeds from warrants exercised	250	—
Activity under common stock plans	12	(16)
Tax benefit from stock-based awards	15	6
Other	(7)	(6)

Net cash provided by (used in) financing activities	(765)	(850)

Net increase (decrease) in cash and cash equivalents	(257)	(60)
Cash and cash equivalents at beginning of the year	2,642	2,259

Cash and cash equivalents at end of period	$2,385	$2,199

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements of Raytheon Company and all wholly-owned and majority-owned domestic and foreign subsidiaries on the same basis as our annual audited financial statements, except for the adoption of the required new accounting standards in the first six months of 2010 related to the accounting and disclosure requirements for transfers of financial assets and consolidation of variable interest entities (VIEs).

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

We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC.

2. Inventories

Inventories consisted of the following at:

(In millions)	June 27, 2010	Dec. 31, 2009
Materials and purchased parts	$55	$60
Work in process	249	257
Finished goods	26	27

Total	$330	$344

We capitalize costs incurred in advance of contract award or funding in inventories if we determine contract award or funding is probable, excluding any start-up costs. We included capitalized precontract and other deferred costs of $57 million and $88 million in inventories as work in process at June 27, 2010 and December 31, 2009, respectively.

3. Product Warranty

We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to our product warranty accruals was as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Balance at beginning of period	$37	$39	$39	$39
Provisions for warranties	5	2	6	6
Warranty services provided	(2)	(3)	(5)	(7)

Balance at end of period	$40	$38	$40	$38

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

4. Accounting Standards

As described in Note 1: Basis of Presentation, in January 2010, we adopted the required new accounting standards that amend the accounting and disclosure requirements for transfers of financial assets and consolidation of VIEs. These accounting standards eliminate the concept of a qualifying special-purpose entity (QSPE) and the related exception for applying the consolidation guidance. As a result, we consolidated our QSPE, General Aviation Receivables Corporation (GARC), which did not have a material impact on our unaudited consolidated financial statements and resulted in:

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

Other new pronouncements issued but not effective until after June 27, 2010 are not expected to have a material impact on our financial position, results of operations or liquidity.

5. Acquisitions

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In January 2010, we acquired substantially all of the assets of an Australian company, Compucat Research Pty. Ltd., at Intelligence and Information Systems for $12 million in cash, which enhances our information security and cybersecurity capabilities. In connection with this acquisition we recorded $4 million of goodwill and $2 million of intangible assets.

A rollforward of our goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2009	$767	$1,575	$3,432	$2,616	$2,663	$869	$11,922
Adjustment for acquisitions	—	4	—	—	—	—	4
Effect of foreign exchange rates and other	(5)	1	—	—	—	(1)	(5)

Balance at June 27, 2010	$762	$1,580	$3,432	$2,616	$2,663	$868	$11,921

6. Discontinued Operations

In pursuing our business strategies we have divested of certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At June 27, 2010 and December 31, 2009, we had $56 million and $71 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At June 27, 2010 and December 31, 2009, we had $57 million of liabilities primarily related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options LLC customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

7. Fair Value Measurements

The estimated fair value of certain financial instruments, including cash and cash equivalents, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $2,327 million and $2,329 million at June 27, 2010 and December 31, 2009, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $2,706 million and $2,581 million at June 27, 2010 and December 31, 2009, respectively, was based on quoted market prices.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of June 27, 2010 and December 31, 2009.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are investments in marketable securities held in rabbi trusts that we use to pay benefits under certain of our non-qualified deferred compensation plans, which we include in other assets, net. Our Level 1 liabilities include our obligations to pay certain non-qualified deferred compensation plan benefits, which we include in accrued retiree benefits and other long-term liabilities. Under these non-qualified deferred compensation plans, participants designate investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts. We also include foreign currency forward contracts that we trade in an active exchange market in our Level 1 assets and liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that we corroborate with observable market data for substantially the full term of the related assets or liabilities. We did not have any Level 2 assets or liabilities at June 27, 2010 and December 31, 2009.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. At December 31, 2009, our Level 3 asset related to our retained interest in general aviation finance receivables (Retained Interest) that we sold in previous years, for which the underlying aircraft serve as collateral. As discussed in Note 4: Accounting Standards, we now present short-term and long-term receivables on our consolidated balance sheet at amortized cost. As a result, our Retained Interest was transferred out of our fair value tables in the three months ended March 28, 2010. We previously estimated the fair value of this asset based on the present value of the future expected cash flows using certain unobservable inputs, including the collection periods for the underlying receivables and a credit-adjusted discount rate of 5.3% at December 31, 2009. These unobservable inputs reflected our estimates about the assumptions market participants would use in pricing this asset. We did not have any Level 3 assets or liabilities at June 27, 2010.

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 27, 2010.

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at:

(In millions)	Level 1	Level 2	Level 3	Balances at June 27, 2010
Assets
Marketable securities	$306	$—	$—	$306
Foreign currency forward contracts	78	—	—	78
Liabilities
Deferred compensation	197	—	—	197
Foreign currency forward contracts	76	—	—	76

(In millions)	Level 1	Level 2	Level 3	Balances at Dec. 31, 2009
Assets
Marketable securities	$296	$—	$—	$296
Foreign currency forward contracts	69	—	—	69
Retained Interest	—	—	67	67
Liabilities
Deferred compensation	192	—	—	192
Foreign currency forward contracts	33	—	—	33

Activity related to our Retained Interest, which is reflected in discontinued operations, was as follows:

	Six Months Ended
(In millions)	June 27, 2010	June 28, 2009
Balance at beginning of period	$67	$66
Total gains (realized/unrealized)
Included in income (loss) from discontinued operations, net of tax	—	1
Included in other comprehensive income (loss)	—	(1)
Transfers out	(67)	—

Balance at end of period	$—	$66

8. Derivative Financial Instruments

Our primary market exposures are to interest rates and foreign exchange rates and we use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions we judge to be credit-worthy, and the majority of our foreign currency forward contracts are denominated in currencies of major industrial countries. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Cash flow hedges - We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors, and customer receipts. Our foreign currency forward contracts are transaction driven and directly relate to a particular asset, liability or transaction for which commitments are in place. For foreign currency forward contracts designated and qualified for cash flow hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss (AOCL), net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. We expect approximately $1 million of after-tax net unrealized losses, included in AOCL at June 27, 2010, to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in cost of sales.

The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	June 27, 2010	Dec. 31, 2009	June 27, 2010	Dec. 31, 2009
Derivatives designated as hedging instruments	$52	$56	$49	$23
Derivatives not designated as hedging instruments	26	13	27	10

Total	$78	$69	$76	$33

We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Effective Portion
Gain (loss) recognized in AOCL	$(16)	$44	$(6)	$36
Gain (loss) reclassified from AOCL to net sales	1	(3)	1	(7)
Gain (loss) reclassified from AOCL to cost of sales	5	(1)	23	(18)

Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in cost of sales	$—	$—	$—	$—

We recognized the following pretax losses related to foreign currency forward contracts not designated as cash flow hedges:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Gain (loss) recognized in cost of sales	$(13)	$(8)	$(5)	$(8)

Fair value hedges - We periodically enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. We terminated our interest rate swaps in the three months ended March 29, 2009 and collected cash of $37 million related to the early termination. There were no interest rate swaps outstanding at June 27, 2010 and December 31, 2009.

The notional amounts of outstanding foreign currency forward contracts consisted of the following at:

	June 27, 2010		Dec. 31, 2009
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$398	$330	$407	$498
Canadian Dollars	222	48	212	46
Euros	188	24	190	35
All other	195	78	176	53

Total	$1,003	$480	$985	$632

Buy amounts represent the U.S. Dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. Dollar equivalent of commitments to sell foreign currencies. Foreign currency forward contracts that do not involve U.S. Dollars have been converted to U.S. Dollars for disclosure purposes.

Our foreign currency forward contracts contain off-set, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. As a result of these netting provisions we had no exposure at June 27, 2010. At June 28, 2009, these netting provisions effectively reduced our exposure to approximately $26 million, which are spread across numerous highly rated counterparties.

9. Commitments and Contingencies

Environmental Matters - We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and considers that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates of total remediation costs, weighted average risk-free rate, total remediation costs - discounted and recoverable portion were as follows:

(In millions, except percentages)	June 27, 2010	Dec. 31, 2009
Total remediation costs - undiscounted	$212	$208
Weighted average risk-free rate	5.7%	5.7%
Total remediation costs - discounted	$148	$139
Recoverable portion	107	97

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

Financing Arrangements and Other - We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2020. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at June 27, 2010 and December 31, 2009 were as follows:

(In millions)	June 27, 2010	Dec. 31, 2009
Guarantees	$235	$227
Letters of Credit	914	898
Surety Bonds	199	203

Included in guarantees and letters of credit described above were $88 million and $235 million, respectively, at June 27, 2010, and $80 million and $206 million, respectively, at December 31, 2009, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At June 27, 2010 and December 31, 2009, we had an estimated liability of $8 million and $6 million, respectively, related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At June 27, 2010, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at June 27, 2010.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At June 27, 2010 and December 31, 2009, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $84 million relating to 88 aircraft and approximately $109 million relating to 106 aircraft, respectively. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing customers to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at June 27, 2010.

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

We are currently conducting a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we have identified several possible areas of concern relating to payments made in connection with certain international operations related to a jurisdiction where we do business. We have voluntarily contacted the SEC and the Department of Justice to advise both agencies that an internal review is underway. Because the internal review is ongoing, we cannot predict the ultimate consequences of the review. Based on the information available to date, we do not believe that the results of this review will have a material adverse effect on our financial position, results of operations or liquidity.

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

On July 22, 2010, Raytheon Systems Limited (“RSL”) was notified by the UK Border Agency that it had been terminated for default on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claims to recover certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UK Border Agency under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result, we intend to pursue vigorously the collection of receivables for the program and damages in connection with the termination and defend ourselves against the UK Border Agency’s claims for losses and previous payments.

Under the accounting requirements for subsequent events, we determined that the accounting impact of the termination notice was required to be reflected in our results for the period ended June 27, 2010. As a result, we are required to adjust our estimated amount of revenue and costs under the program in the period ended June 27, 2010. The adjustment was based on our determination that certain assets were no longer expected to be recovered and for estimated costs for certain exit cost obligations under the contract and the estimated settlement of expected future subcontractor claims. The impact of the adjustment reduced Intelligence and Information Systems’ (IIS) total net sales and operating income by $316 million and $395 million in the three and six months ended June 27, 2010, respectively. At June 27, 2010, after the adjustment, we had approximately $80 million in letters of credit and approximately $30 million of billed and unbilled receivables remaining under the program for technology and services delivered, which we believe, are probable of recovery in litigation or arbitration. No amounts have been drawn down on the letters of credit. We currently do not believe it is probable that we are liable for losses, previous payments or other claims asserted by the UK Border Agency. It is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than our estimate due to the inherent uncertainties in litigation or arbitration. If we are unsuccessful in recovering amounts drawn on the letters of credit, fail to collect the billed and unbilled receivable balance or if we are required to make payments against claims or other losses asserted by the UK Border Agency or pay subcontractor claims in excess of our estimates, it could have a material adverse effect on our results of operations.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

10. Stockholders’ Equity

On May 27, 2010, our stockholders approved the Raytheon 2010 Stock Plan (the “Plan”). Under the Plan, we may grant restricted stock awards, stock units, stock grants, stock options and stock appreciation rights.

Our repurchases of our common stock under our share repurchase programs were as follows:

	Six Months Ended
(In millions)	June 27, 2010	June 28, 2009
Amount of stock repurchased	$775	$600
Shares of stock repurchased	14.2	13.4

In October 2008, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. In March 2010, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At June 27, 2010 we had approximately $2.1 billion available under these repurchase programs.

In March 2010, our Board of Directors authorized a 21% increase to our annual dividend payout rate from $1.24 to $1.50 per share. Our Board of Directors also declared two dividends totaling $0.75 per share during the six months ended June 27, 2010, compared to two dividends totaling $0.62 per share during the six months ended June 28, 2009. Dividends are subject to quarterly approval by our Board of Directors.

The changes in shares of our common stock outstanding for the six months ended June 27, 2010 were as follows:

(In millions)	Shares
Balance at December 31, 2009	377.9
Warrants exercised	6.7
Stock plan activity	3.6
Treasury stock repurchases	(14.2)

Balance at June 27, 2010	374.0

Earnings Per Share (EPS)

We compute basic EPS attributable to Raytheon Company common stockholders by dividing income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders and net income attributable to Raytheon Company, by our weighted-average common shares outstanding, including participating securities outstanding, as discussed below, during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in our earnings. We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders, net income attributable to Raytheon Company, and our actual weighted-average shares and participating securities outstanding rather than the numbers presented within our consolidated financial statements, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our unaudited consolidated financial statements. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.37	$0.31	$0.75	$0.61
Undistributed earnings	0.19	0.94	1.01	1.77

Total	$0.56	$1.25	$1.76	$2.38

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.37	$0.30	$0.73	$0.61
Undistributed earnings	0.19	0.94	1.00	1.74

Total	$0.56	$1.24	$1.73	$2.35

Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards were losses of $0.01 for the three months ended June 27, 2010 and June 28, 2009, and were losses of $0.03 and less than $0.01 for the six months ended June 27, 2010 and June 28, 2009, respectively. Earnings from discontinued operations were deemed undistributed for all periods presented.

The amount of income from continuing operations attributable to participating securities was $4 million for the three months ended June 27, 2010 and $8 million for the three months ended June 28, 2009 and $11 million and $13 million for the six months ended June 27, 2010 and June 28, 2009, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was less than $1 million for the three and six months ended June 27, 2010 and June 28, 2009. The amount of net income attributable to participating securities was $3 million and $7 million for the three months ended June 27, 2010 and June 28, 2009, respectively and $10 million and $13 million for the six months ended June 27, 2010 and June 28, 2009, respectively.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Shares for basic EPS (including 6.2 and 6.0 participating securities for the three months ended June 27, 2010 and June 28, 2009, respectively, and 6.0 and 5.7 for the six months ended June 27, 2010 and June 28, 2009, respectively)	378.5	392.5	378.1	395.7
Dilutive effect of stock options and LTPP	2.7	2.9	2.9	3.0
Dilutive effect of warrants	1.9	1.9	2.7	1.9

Shares for diluted EPS	383.1	397.3	383.7	400.6

The following stock options with exercise prices that were less than the average market price were included in our calculations of EPS and stock options with exercise prices greater than the average market price were excluded from our calculations of EPS, as the effect of including them would be anti-dilutive:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Stock options included in calculations of EPS	6.9	6.1	6.9	10.8
Stock options excluded from calculations of EPS	—	3.6	—	2.6

Warrants to purchase 5.3 million and 12.0 million shares of our common stock that expire in June 2011, with an exercise price of $37.50 per share, were outstanding and included in our calculations of diluted EPS at June 27, 2010 and June 28, 2009, respectively.

Stock-based compensation plans

Restricted stock activity for the six months ended June 27, 2010 was as follows:

(In millions)	Shares
Outstanding at December 31, 2009	5.6
Granted	1.8
Vested	(1.6)

Outstanding at June 27, 2010	5.8

During the six months ended June 27, 2010 and June 28, 2009, we issued 0.8 million and 0.9 million shares, respectively, of our common stock in connection with the vesting of our 2007-2009 and 2006-2008 LTPP awards through treasury shares. During the same periods, we also granted our 2010-2012 and 2009-2011 LTPP awards with an aggregate target award of 0.4 million and 0.5 million units, respectively.

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

Other comprehensive income (loss)

Other comprehensive income (loss) generally includes amortization of unfunded pension benefit obligation, foreign exchange translation adjustments and gains and losses on effective cash flow hedges. The computation of other comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net income	$215	$501	$668	$961
Other comprehensive income (loss), net of tax:
Amortization of unfunded pension benefit obligation	91	61	181	122
Foreign exchange translation adjustments	(21)	78	(48)	59
Cash flow hedges	(14)	32	(19)	40
Other, net	—	(1)	(2)	(1)

Total other comprehensive income (loss), net of tax	56	170	112	220

Comprehensive income (loss)	271	671	780	1,181
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	7	12	15	20

Comprehensive income (loss) attributable to Raytheon Company	$264	$659	$765	$1,161

11. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We also provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans.

The components of net periodic pension expense were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$109	$101	$218	$201
Interest cost	263	256	525	513
Expected return on plan assets	(304)	(308)	(609)	(615)
Amortization of prior service cost	3	4	6	7
Recognized net actuarial loss	144	100	289	200

Net periodic pension expense	$215	$153	$429	$306

Our net periodic pension expense included expense from foreign benefit plans of $5 million in the three months ended June 27, 2010 and June 28, 2009, and $10 million and $9 million in the six months ended June 27, 2010 and June 28, 2009, respectively.

The components of net periodic cost (income) related to our other postretirement benefit plans were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$2	$3	$5	$5
Interest cost	12	14	24	27
Expected return on plan assets	(8)	(8)	(15)	(15)
Amortization of transition asset	1	1	2	2
Amortization of prior service cost	(12)	(13)	(23)	(26)
Recognized net actuarial loss	2	1	3	3

Net periodic cost (income)	$(3)	$(2)	$(4)	$(4)

Long-term pension and other postretirement benefit plan liabilities were $4,271 million and $423 million, respectively, at June 27, 2010, and $4,668 million and $421 million, respectively, at December 31, 2009.

We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under the Employee Retirement Income Security Act of 1974 (ERISA) and are affected by the actual return on plan assets and plan funded status. We made required contributions of $584 million and $569 million during the six months ended June 27, 2010 and June 28, 2009, respectively, to our pension and other postretirement benefit plans. For the full-year 2010, we expect to make required contributions of approximately $1.1 billion to our pension plans and $30 million to our other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the six months ended June 27, 2010 and June 28, 2009, however we periodically evaluate whether to make discretionary contributions. As discretionary contributions are made, a funding credit is accumulated, which we can use to offset future calculated required contributions. The funding credit for our pension plans was $2.6 billion at December 31, 2009. Because our expected 2010 contributions are based on the minimum required, we do not anticipate a significant increase or decrease in our funding credit at December 31, 2010.

12. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. IRS examinations of our tax returns have been completed through 2005. Reports by the IRS Appeals Division resolving benefits claimed under the Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion regimes, revenue recognition items, the deductibility of certain expenses, tax credits and certain other tax matters related to the 1998-2005 tax years are being reviewed by the Joint Committee on Taxation. The IRS has commenced its examination of the 2006-2008 tax years. Additionally, we are under audit by multiple state and foreign tax authorities. State tax liabilities are routinely adjusted to account for any changes in federal taxable income.

We believe that our income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater than amounts accrued and reflected in our consolidated balance sheets. Accordingly, we could record additional amounts for federal, foreign and state tax-related liabilities in the future as we revise estimates or as we settle or otherwise resolve the underlying matters.

The balance of our unrecognized tax benefits at June 27, 2010 and June 28, 2009, exclusive of interest, was $376 million and $415 million, respectively, of which $366 million and $315 million, respectively, would affect our earnings if recognized. We accrue interest and penalties related to unrecognized tax benefits in tax expense. During the three months ended June 27, 2010, we filed an accounting method change with the IRS which reduced our unrecognized tax benefits and related accrued interest. Primarily as a result of the accounting method change, in the six months ended June 27, 2010, we recorded $9 million of income related to gross interest and penalties, which, net of the federal tax liability was $6 million. In the six months ended June 28, 2009, we recorded $11 million of gross interest and penalties which, net of the federal tax benefit was $7 million. At June 27, 2010 and December 31, 2009, we had $113 million and $123 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $74 million and $80 million, respectively. In the ordinary course of business, we may take new tax positions that could increase or decrease our unrecognized tax benefits in future periods.

A rollforward of our unrecognized tax benefits was as follows:

	Six Months Ended
(In millions)	June 27, 2010	June 28, 2009
Unrecognized tax benefits at beginning of period	$469	$415
Additions based on current year tax positions	1	—
Additions based on prior year tax positions	1	—
Reductions based on prior year tax positions	(95)	—

Unrecognized tax benefits at end of period	$376	$415

Based on the outcome of the Joint Committee on Taxation review of the 1998-2005 tax years and the expiration of the statute of limitations, it is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, will decrease by approximately $195 million to $225 million, of which approximately $185 million to $203 million could decrease our tax expense.

We generally account for our state income tax expense as a deferred contract cost, as we can generally recover this expense through the pricing of our products and services to the U.S. Government. We include this deferred contract cost in contracts in process until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. Net state income tax expense allocated to our contracts was $4 million and $12 million in the three months ended June 27, 2010 and June 28, 2009, respectively and $35 million and $30 million in the six months ended June 27, 2010 and June 28, 2009, respectively. We include state income tax expense allocated to our contracts in administrative and selling expenses.

We recorded a non-current deferred tax asset of $121 million as a result of the UK Border Agency program, on which RSL was notified of its termination, as previously discussed. We believe that we will have sufficient taxable income to realize this deferred tax asset. In general, any net operating losses generated in the United Kingdom may be carried forward indefinitely.

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

	Three Months Ended		Six Months Ended
Total Net Sales (In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Integrated Defense Systems	$1,352	$1,335	$2,688	$2,597
Intelligence and Information Systems	472	812	1,202	1,596
Missile Systems	1,415	1,384	2,776	2,752
Network Centric Systems	1,205	1,197	2,381	2,351
Space and Airborne Systems	1,197	1,136	2,292	2,182
Technical Services	834	780	1,635	1,476
Corporate and Eliminations	(502)	(519)	(948)	(945)

Total	$5,973	$6,125	$12,026	$12,009

	Three Months Ended		Six Months Ended
Intersegment Sales (In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Integrated Defense Systems	$28	$39	$52	$73
Intelligence and Information Systems	4	5	9	9
Missile Systems	29	5	46	8
Network Centric Systems	124	145	231	235
Space and Airborne Systems	141	170	274	312
Technical Services	186	168	348	324

Total	$512	$532	$960	$961

	Three Months Ended		Six Months Ended
Operating Income (In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Integrated Defense Systems	$221	$205	$431	$393
Intelligence and Information Systems	(329)	66	(279)	127
Missile Systems	164	147	322	305
Network Centric Systems	166	170	331	333
Space and Airborne Systems	171	175	330	314
Technical Services	73	53	140	97
FAS/CAS Pension Adjustment	(55)	11	(108)	22
Corporate and Eliminations	(66)	(62)	(113)	(114)

Total	$345	$765	$1,054	$1,477

The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Intersegment profit eliminations	$(48)	$(45)	$(87)	$(78)
Corporate	(18)	(17)	(26)	(36)

Total	$(66)	$(62)	$(113)	$(114)

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

	Three Months Ended		Six Months Ended
Intersegment Operating Income (In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Integrated Defense Systems	$2	$2	$4	$4
Intelligence and Information Systems	1	1	1	1
Missile Systems	3	1	6	1
Network Centric Systems	10	13	18	20
Space and Airborne Systems	14	14	25	25
Technical Services	18	14	33	27

Total	$48	$45	$87	$78

Identifiable Assets (In millions)	June 27, 2010	Dec. 31, 2009
Integrated Defense Systems	$1,910	$1,943
Intelligence and Information Systems	2,164	2,391
Missile Systems	4,995	4,858
Network Centric Systems	4,234	4,199
Space and Airborne Systems	4,303	4,236
Technical Services	1,316	1,340
Corporate	4,359	4,640

Total	$23,281	$23,607

With respect to the unaudited consolidated financial information of Raytheon Company for the three and six months ended June 27, 2010 and June 28, 2009, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 29, 2010, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of June 27, 2010, and the related consolidated statements of operations for the three and six month periods ended June 27, 2010 and June 28, 2009 and the consolidated statements of cash flows for the six month periods ended June 27, 2010 and June 28, 2009. This interim financial information is the responsibility of the Company’s management.

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
July 29, 2010

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

Consolidated Results of Operations

As discussed in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may cause the number of workdays in the current and comparable prior interim period to differ and could affect period-to-period comparisons. There were 64 workdays in the second quarters of 2010 and 2009 and 124 workdays in the first six months of 2010 compared to 125 workdays in the first six months of 2009. The following discussions of comparative results among periods should be viewed in this context.

As discussed in Note 1: Basis of Presentation within Item 1 of this Form 10-Q, we prepared the accompanying unaudited consolidated financial statements of Raytheon Company on the same basis as our annual audited consolidated financial statements, except for the adoption of required new accounting standards in the first six months of 2010 related to the accounting and disclosure requirements for transfers of financial assets and consolidation of variable interest entities (VIEs).

Selected consolidated results were as follows:

	Three Months Ended		% of Total Net Sales Three Months Ended
(In millions, except percentages and per share data)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales
Products	$5,079	$5,365	85.0%	87.6%
Services	894	760	15.0%	12.4%
Total net sales	5,973	6,125	100.0%	100.0%
Operating expenses
Cost of sales-products	4,245	4,184	71.1%	68.3%
Cost of sales-services	793	655	13.3%	10.7%
Administrative and selling expenses	414	370	6.9%	6.0%
Research and development expenses	176	151	2.9%	2.5%
Total operating expenses	5,628	5,360	94.2%	87.5%
Operating income	345	765	5.8%	12.5%
Non-operating (income) expense
Interest expense	33	31	0.6%	0.5%
Interest income	(4)	(3)	-0.1%	—%
Other (income) expense	6	(13)	0.1%	-0.2%
Total Non-operating (income) expense	35	15	0.6%	0.2%
Federal and foreign income taxes	91	246	1.5%	4.0%
Income from continuing operations	219	504	3.7%	8.2%
Income (loss) from discontinued operations, net of tax	(4)	(3)	-0.1%	—%
Net income	215	501	3.6%	8.2%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	7	12	0.1%	0.2%
Net income attributable to Raytheon Company	$208	$489	3.5%	8.0%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$0.56	$1.24
Diluted earnings per share attributable to Raytheon Company common stockholders	0.55	1.23

	Six Months Ended		% of Total Net Sales Six Months Ended
(In millions, except percentages and per share data)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales
Products	$10,282	$10,543	85.5%	87.8%
Services	1,744	1,466	14.5%	12.2%
Total net sales	12,026	12,009	100.0%	100.0%
Operating expenses
Cost of sales-products	8,307	8,277	69.1%	68.9%
Cost of sales-services	1,515	1,259	12.6%	10.5%
Administrative and selling expenses	822	734	6.8%	6.1%
Research and development expenses	328	262	2.7%	2.2%
Total operating expenses	10,972	10,532	91.2%	87.7%
Operating income	1,054	1,477	8.8%	12.3%
Non-operating (income) expense
Interest expense	65	63	0.5%	0.5%
Interest income	(7)	(7)	-0.1%	-0.1%
Other (income) expense	5	(8)	—%	-0.1%
Total Non-operating (income) expense	63	48	0.5%	0.4%
Federal and foreign income taxes	311	468	2.6%	3.9%
Income from continuing operations	680	961	5.7%	8.0%
Income (loss) from discontinued operations, net of tax	(12)	—	-0.1%	—%
Net income	668	961	5.6%	8.0%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	15	20	0.1%	0.2%
Net income attributable to Raytheon Company	$653	$941	5.4%	7.8%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$1.73	$2.35
Diluted earnings per share attributable to Raytheon Company common stockholders	1.70	2.35

Total Net Sales

The decrease in total net sales of $152 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to lower external net sales of $339 million at IIS, partially offset by higher external net sales of $90 million at SAS, $36 million at TS, $29 million at NCS and $28 million at IDS. The decrease in external net sales at IIS was primarily due to a $316 million adjustment, in accordance with percentage-of-completion accounting, from a change in our estimated revenue and costs on a build and design phase, of a UK Border Agency program, on which Raytheon Systems Limited (“RSL”) was notified of its termination, as discussed in Commitments and Contingencies on page 42. The increase in external net sales at SAS was primarily due to higher volume, as planned, as work increased on certain classified business awarded in the first half of 2009. The increase in external net sales at TS was primarily due to higher net sales from growth on training programs, principally domestic and foreign training programs supporting the U.S. Army’s Warfighter Field Operations Customer Support (FOCUS) activities. The increase in external net sales at NCS was primarily due to higher net sales related to Raytheon BBN Technologies (BBN), which we acquired in the fourth quarter of 2009, partially offset by lower net sales on certain U.S. Army programs. The increase in external net sales at IDS was primarily due to higher net sales on Patriot programs, principally from higher net sales on an international Patriot program awarded in the fourth quarter of 2008. The decrease in product net sales of $286 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to lower external product net sales of $355 million at IIS principally due to the UK Border Agency program, on which RSL was notified of its termination, as previously discussed, partially offset by higher external product net sales of $64 million at SAS. The increase in service net sales of $134 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to higher external service net sales of $60 million at TS, $34 million at NCS and $27 million at SAS.

Sales to the U.S. Department of Defense (DoD) were 90% and 86% of total net sales in the second quarters of 2010 and 2009, respectively. Sales to the U.S. Government were 94% and 90% of total net sales in the second quarters of 2010 and 2009, respectively. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $786 million and $624 million in the second quarters of 2010 and 2009, respectively. Total international sales, including foreign military sales, were $1,200 million or 20.1% of total net sales in the second quarter of 2010 compared to $1,239 million or 20.2% of total net sales in the second quarter of 2009.

The increase in total net sales of $17 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to higher external sales of $148 million at SAS, $135 million at TS and $112 million at IDS and $34 million at NCS, partially offset by lower external net sales of $394 million at IIS. The increase in external net sales at SAS was primarily due to higher volume, as planned, as work increased on certain classified business awarded in the first half of 2009. The increase in external net sales at TS was primarily due to higher net sales from growth on training programs, principally domestic and foreign training programs supporting the U.S. Army’s Warfighter FOCUS activities. The increase in external net sales at IDS was primarily due to higher net sales on Patriot programs, principally from higher net sales on an international Patriot program awarded in the fourth quarter of 2008. The decrease in external net sales at IIS was primarily due to the change in our estimated revenue and costs on the UK Border Agency program, on which RSL was notified of its termination, as previously discussed. The decrease in product net sales of $261 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to lower external product net sales of $419 million at IIS principally due to the UK Border Agency program, on which RSL was notified of its termination, as previously discussed, offset by higher external product net sales of $114 million at IDS and $105 million at SAS. The increase in service net sales of $278 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to higher external service net sales of $150 million at TS, $63 million at NCS and $25 million at IDS.

Sales to the U.S. Department of Defense (DoD) were 88% and 85% of total net sales in the first six months of 2010 and 2009, respectively. Sales to the U.S. Government were 92% and 89% of total net sales in the first six months of 2010 and 2009, respectively. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $1,580 million and $1,194 million in the first six months of 2010 and 2009, respectively. Total international sales, including foreign military sales, were $2,586 million or 21.5% of total net sales in the first six months of 2010 compared to $2,393 million or 19.9% of total net sales in the first six months of 2009.

Cost of Sales

The increase in cost of sales of $199 million in the second quarter of 2010 compared to the second quarter of 2009 was due to $133 million of increased costs, including $79 million on the UK Border Agency program, on which RSL was notified of its termination, as discussed under IIS in Segment Results below and higher expense of $66 million related to the FAS/CAS Pension Adjustment discussed below. The primary drivers of the remaining increase in cost of sales are discussed above in Total Net Sales and in Segment Results below.

The increase in cost of sales of $286 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to $156 million of increased costs, including $79 million on the UK Border Agency program, on which RSL was notified of its termination, as discussed under IIS in Segment Results below and higher expense of $130 million related to the FAS/CAS Pension Adjustment discussed below. The primary drivers of the remaining increase in cost of sales are discussed above in Total Net Sales and in Segment Results below.

The FAS/CAS Pension Adjustment, which was $55 million of expense in the second quarter of 2010 compared to $11 million of income in the second quarter of 2009, and $108 million of expense in the first six months of 2010 compared to $22 million of income in the first six months of 2009 is reported as a separate line item in our segment results. The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under financial accounting standards (FAS) in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and our pension expense under U.S. Government Cost Accounting Standards (CAS). The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government. For more information on the FAS/CAS Pension Adjustment, see our discussion below in Segment Results.

Administrative and Selling Expenses

The increase in administrative and selling expenses of $44 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to $28 million of higher expenses related to: outside professional services; BBN which we acquired in the fourth quarter of 2009; selling expenses; and various information technology systems initiatives.

The increase in administrative and selling expenses of $88 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to $56 million of higher expenses related to: selling expenses; BBN which we acquired in the fourth quarter of 2009; outside professional services; various information technology systems initiatives; and state income taxes. The provision for state income taxes can generally be recovered through the pricing of products and services to the U.S. Government and was $35 million and $30 million in the six months ended June 27, 2010 and June 28, 2009, respectively. We expect administrative and selling expenses as a percentage of total net sales for the full-year 2010 to be relatively consistent with 2009.

Research and Development Expenses

The increases in research and development expenses of $25 million in the second quarter of 2010 compared to the second quarter of 2009 and $66 million in the first six months of 2010 compared to the first six months of 2009 were primarily due to the timing of our expenditures related to numerous Company-sponsored research and development projects. We expect research and development expenses as a percentage of total net sales for the full-year 2010 to be relatively consistent with 2009.

Total Operating Expenses

The increase in total operating expenses of $268 million in the second quarter of 2010 compared to the second quarter of 2009 was due to $133 million of increased cost of sales including $79 million of higher operating expenses on the UK Border Agency program, on which RSL was notified of its termination, as discussed under IIS in Segment Results below, higher expense of $66 million related to the FAS/CAS Pension Adjustment, $44 million of higher administrative and selling expenses and $25 million of higher research and development expenses, all as discussed above.

The increase in total operating expenses of $440 million in the first six months of 2010 compared to the first six months of 2009 was due to $156 million of increased cost of sales including $79 million of higher operating expenses on the UK Border Agency program, on which RSL was notified of its termination, as discussed under IIS in Segment Results below, higher expense of $130 million related to the FAS/CAS Pension Adjustment, $88 million of higher administrative and selling expenses and $66 million of higher research and development expenses, all as discussed above.

In accordance with GAAP, pension and other postretirement benefit assets and liabilities are valued annually at the end of the year for purposes of determining funded status and future year pension expense. Our long-term return on assets and discount rate assumptions are key variables in making such determinations and are discussed in more detail under “Critical Accounting Estimates” within Item 7 of our Form 10-K for the year ended December 31, 2009. The pro-rated return on assets through June 27, 2010 was below our annual return assumption of 8.75% at December 31, 2009. If the actual rate of return on plan assets were to be below our assumed rate of return through December 31, 2010, it would negatively impact our funded status at year-end and increase pension expense in future years. Additionally, the corporate bond yield environment as of June 27, 2010 was below our discount rate assumption of 6.25% at December 31, 2009. If the actual bond yield environment were to be below our assumed rate at December 31, 2010, it would result in a lower discount rate than our discount rate assumption at December 31, 2009 and negatively impact our funded status at year-end. The ultimate impact on our future pension expense and funded status will be based upon market conditions in effect when we perform our annual valuation for the December 31, 2010 financial statements.

Operating Income

The decrease in operating income of $420 million in the second quarter of 2010 compared with the second quarter of 2009 was primarily due to the $395 million adjustment from a change in our estimated revenue and costs on the UK Border Agency program, on which RSL was notified of its termination, as previously discussed and higher expense of $66 million related to the FAS/CAS Pension Adjustment. These decreases were partially offset by increased volume, which had an impact of approximately $30 million, the primary drivers of which are discussed in Segment Results below.

The decrease in operating income of $423 million in the first six months of 2010 compared with the first six months of 2009 was primarily due to the $395 million adjustment from a change in our estimated revenue and costs on the UK Border Agency program, on which RSL was notified of its termination, as previously discussed and higher expense of $130 million related to the FAS/CAS Pension Adjustment. These decreases were partially offset by increased volume, which had an impact of approximately $50 million, the primary drivers of which are discussed in Segment Results below.

Non-Operating Expense, Net

The increase in non-operating expense, net of $20 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to a $17 million year over year change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans due to net losses of $2 million in the second quarter of 2010 compared to net gains of $15 million in the second quarter of 2009.

The increase in non-operating expense, net of $15 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to a $9 million year over year change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans due to net gains of $2 million in the first six months of 2010 compared to net gains of $11 million in the first six months of 2009.

Federal and Foreign Income Taxes

Our effective tax rate reflects the 35% U.S. statutory rate adjusted for various permanent differences between book and tax reporting. Our effective tax rates in the second quarter of 2010 and 2009 were 29.4% and 32.8%, respectively. The 3.4% decrease was primarily due to increased manufacturing tax benefits and a reduction in interest liability on an uncertain tax benefit of approximately 4.7% and 4.3%, respectively, and was offset by decreases of approximately 4.5% due to the change in the mix of jurisdictional income, as a result of the UK Border Agency program, on which RSL was notified of its termination, as previously discussed and the expiration of the research and development tax credit of approximately 1.0%. Our effective tax rates in the first six months of 2010 and 2009 were 31.4% and 32.8%, respectively. The 1.4% decrease was primarily due to increased manufacturing tax benefits and a reduction in interest liability on an uncertain tax benefit of approximately 2.0% and 1.4%, respectively, and was partially offset by the expiration of the research and development tax credit of approximately 1.0%.

Diluted Earnings per Share from Continuing Operations Attributable to Raytheon Company Common Stockholders

The decreases in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders of $0.68 in the second quarter of 2010 compared to the second quarter of 2009 and $0.62 in the first six months of 2010 compared to the first six months of 2009 was primarily due to the $0.71 and $0.72 per share impacts in the second quarter and first six months of 2010, respectively, of the adjustment from a change in our estimated revenue and costs on the UK Border Agency program, on which RSL was notified of its termination, as previously discussed and the FAS/CAS Pension Adjustment, partially offset by operational improvements and a decrease in average shares outstanding. The decrease in average shares outstanding in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to the repurchase of 26.6 million shares during the last 12 months.

Diluted Earnings per Share Attributable to Raytheon Company Common Stockholders

The decreases in diluted earnings per share attributable to Raytheon Company common stockholders of $0.68 in the second quarter of 2010 compared to the second quarter of 2009 and $0.65 in the first six months of 2010 compared to the first six months of 2009 were primarily due to the $0.71 and $0.72 per share impacts in the second quarter and first six months of 2010, respectively, of the adjustment from a change in our estimated revenue and costs on the UK Border Agency program, on which RSL was notified of its termination, as previously discussed and the FAS/CAS Pension Adjustment, partially offset by operational improvements and a decrease in average shares outstanding.

Adjusted EPS

Adjusted EPS is defined as diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the earnings per share impact of the FAS/CAS Pension Adjustment and the UK Border Agency program, on which RSL was notified of its termination, as previously discussed. Adjusted Income from continuing operations attributable to Raytheon Company common stockholders is defined as income from continuing operations attributable to Raytheon Company common stockholders excluding the after-tax impact of the FAS/CAS Pension Adjustment at the federal statutory tax rate of 35% and the after-tax impact of the UK Border Agency program, on which RSL was notified of its termination, as previously discussed, at a 30.5% tax rate which is based upon the calculated impact on the rate in the quarter. We are providing this measure because management uses it for the purpose of evaluating and forecasting the Company’s financial performance and we believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension costs and to better compare our operating performance to others in the industry on that same basis and excluding significant unusual items. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner. Adjusted EPS was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$0.56	$1.24	$1.73	$2.35
Less: Earnings per share impact of the FAS/CAS Pension Adjustment	(0.09)	0.02	(0.18)	0.04
Less: Earnings per share impact of the UK Border Agency program on which RSL was notified of its termination	(0.71)	—	(0.72)	—

Adjusted EPS	$1.36	$1.22	$2.63	$2.31

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

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Integrated Defense Systems	$1,352	$1,335	$2,688	$2,597
Intelligence and Information Systems	472	812	1,202	1,596
Missile Systems	1,415	1,384	2,776	2,752
Network Centric Systems	1,205	1,197	2,381	2,351
Space and Airborne Systems	1,197	1,136	2,292	2,182
Technical Services	834	780	1,635	1,476
Corporate and Eliminations	(502)	(519)	(948)	(945)

Total	$5,973	$6,125	$12,026	$12,009

	Three Months Ended		Six Months Ended
Operating Income (In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Integrated Defense Systems	$221	$205	$431	$393
Intelligence and Information Systems	(329)	66	(279)	127
Missile Systems	164	147	322	305
Network Centric Systems	166	170	331	333
Space and Airborne Systems	171	175	330	314
Technical Services	73	53	140	97
FAS/CAS Pension Adjustment	(55)	11	(108)	22
Corporate and Eliminations	(66)	(62)	(113)	(114)

Total	$345	$765	$1,054	$1,477

	Three Months Ended		Six Months Ended
Bookings (In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Integrated Defense Systems	$831	1,796	$1,566	$3,005
Intelligence and Information Systems	648	589	2,369	1,092
Missile Systems	1,280	2,040	2,998	2,815
Network Centric Systems	964	783	1,928	2,017
Space and Airborne Systems	1,231	1,493	2,041	2,530
Technical Services	947	946	1,525	1,397

Total	$5,901	7,647	$12,427	$12,856

Included in bookings were international bookings of $1,059 million and $2,214 million in the three months ended June 27, 2010 and June 28, 2009, respectively, and $1,912 million and $3,553 million in the six months ended June 27, 2010 and June 28, 2009, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 18% and 29% of total bookings in the three months ended June 27, 2010 and June 28, 2009, respectively, and 15% and 28% of total bookings in the six months ended June 27, 2010 and June 28, 2009, respectively. Classified bookings amounted to 19% and 18% of total bookings in the three months ended June 27, 2010 and June 28, 2009, respectively, and 20% and 14% of total bookings in the six months ended June 27, 2010 and June 28, 2009, respectively.

We record bookings for not-to-exceed contract awards based on a reasonable estimate of expected contract definitization, which will generally not be less than 75% of the award. We subsequently adjust bookings to reflect the actual amounts definitized, or, when prior to definitization, when facts and circumstances indicate our previous estimate is no longer reasonable. The timing of awards that may cover multiple fiscal years influences bookings in each year. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (i.e., indefinite delivery/indefinite quantity (IDIQ) type contracts) and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs and the impact is determinable.

	Funded Backlog		Total Backlog
(In millions)	June 27, 2010	Dec. 31, 2009	June 27, 2010	Dec. 31, 2009
Integrated Defense Systems	$5,637	$5,595	$9,463	$10,665
Intelligence and Information Systems	1,013	1,588	4,619	4,360
Missile Systems	6,296	6,454	7,838	7,657
Network Centric Systems	4,221	4,389	5,143	5,501
Space and Airborne Systems	3,215	3,402	5,930	5,921
Technical Services	2,079	2,051	2,987	2,773

Total	$22,461	$23,479	$35,980	$36,877

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

As discussed in Commitments and Contingencies on page 42, on July 22, 2010, RSL was notified of its termination on the UK Border Agency program, which resulted in a net backlog adjustment of $556 million at IIS.

Integrated Defense Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
Total Net Sales	$1,352	$1,335	1.3%	$2,688	$2,597	3.5%
Total Operating Expenses	1,131	1,130	0.1%	2,257	2,204	2.4%
Operating Income	221	205	7.8%	431	393	9.7%
Operating Margin	16.3%	15.4%		16.0%	15.1%
Bookings	$831	$1,796	-53.7%	$1,566	$3,005	-47.9%

Total Net Sales and Total Operating Expenses. The increase in net sales of $17 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to $136 million of higher net sales on Patriot programs principally due to $115 million of higher net sales driven by scheduled design and production effort on an international Patriot program awarded in the fourth quarter of 2008. The increase in net sales was partially offset by $57 million of lower net sales on two joint battlefield sensor programs, driven principally by lower volume due to the completion of scheduled program production efforts and a scheduled decrease in design and development effort and $50 million of lower net sales from the scheduled completion of certain design phases on a U.S. Navy combat systems program. The slight increase in operating expenses in the second quarter of 2010 compared to the second quarter of 2009 was driven primarily by the activity in the programs described above.

The increase in net sales of $91 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to $339 million of higher net sales on Patriot programs principally due to $284 million of higher net sales driven by scheduled design and production effort on an international Patriot program awarded in the fourth quarter of 2008. The increase in net sales was partially offset by $118 million of lower net sales on various U.S. Navy programs due to scheduled completion of design and production efforts, including $60 million from the scheduled completion of certain design phases on a U.S. Navy combat systems program and $102 million of lower net sales on two joint battlefield sensor programs, driven principally by lower volume due to the completion of scheduled program production efforts and a scheduled decrease in design and development effort. The increase in operating expenses of $53 million in the first six months of 2010 compared to the first six months of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The increase in operating income of $16 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to $9 million from a change in contract mix principally due to higher net sales on international Patriot programs. The increase in operating margin in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to the change in contract mix.

The increase in operating income of $38 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to $17 million from a change in contract mix principally due to higher net sales on international Patriot programs, $12 million from improved program performance due to successful risk reduction efforts and numerous labor and material cost efficiencies on various production programs and $10 million from increased volume driven primarily by the programs discussed above. The increase in operating margin in the first six months of 2010 was primarily due to the change in mix and improved program performance.

Backlog and Bookings. Backlog was $9,463 million at June 27, 2010 compared to $10,665 million at December 31, 2009. The decrease in backlog of $1,202 million or 11.3% at June 27, 2010 compared to December 31, 2009 was primarily due to lower bookings in the first six months of 2010.

The decrease in bookings of $965 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to the new international and domestic awards in the second quarter of 2009 discussed below. In the second quarter of 2010, IDS booked $317 million to provide advanced Patriot air and missile defense capability for an international customer. In the second quarter of

2009, IDS booked $877 million to provide advanced Patriot air and missile defense capability for several domestic and international customers, principally the United Arab Emirates (UAE), $157 million to provide Finland with Surface Launched Medium Range Air-to-Air Missile (SL-AMRAAM) systems, $150 million for the Joint Land Attack Cruise Missile Defense Elevated Netted Sensor Systems (JLENS) program for the U.S. Army, and $142 million for two Volume Search Radar (VSR) arrays from the U.S. Navy, one for the Zumwalt-class destroyer program and one for the CVN 78 aircraft carrier.

The decrease in bookings of $1,439 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to the new international and domestic awards in the first six months of 2009 discussed below. In addition to the bookings noted above, in the first six months of 2010, IDS booked $162 million to provide engineering services support for a Patriot air and missile defense program for U.S. and international customers and $131 million on the Zumwalt-class destroyer program for the U.S. Navy, which included initial funding for the third ship. In addition to the bookings noted above, in the first six months of 2009, IDS booked $741 million in new international and domestic Patriot awards, including $185 million for the UAE, $139 million for Taiwan, $159 million to provide engineering services and $115 million for the Patriot Pure Fleet program for the U.S. Army.

Intelligence and Information Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
Total Net Sales	$472	$812	-41.9%	$1,202	$1,596	-24.7%
Total Operating Expenses	801	746	7.4%	1,481	1,469	0.8%
Operating Income	(329)	66	-598.5%	(279)	127	-319.7%
Operating Margin	-69.7%	8.1%		-23.2%	8.0%
Bookings	$648	$589	10.0%	$2,369	$1,092	116.9%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $340 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to a $316 million adjustment, in accordance with percentage-of-completion accounting, from a change in our estimated revenue and costs on the build and design phase on the UK Border Agency program, on which RSL was notified of its termination, as discussed in Commitments and Contingencies on page 42 and $30 million of expected lower net sales on a distributed ground systems program for the U.S. Air Force principally from lower volume as a result of the program schedule. The increase in operating expenses of $55 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to $79 million of higher operating expenses related to the UK Border Agency program, on which RSL was notified of its termination, as previously discussed, offset by lower operating expenses of $24 million primarily due to the activity in the U.S. Air Force program discussed above. The $79 million is comprised of a $52 million impact from the recognition of an adjustment, in accordance with percentage-of-completion accounting, from a change in our estimated costs on the build and design phase of the UK Border Agency program, a $14 million charge to accrue a loss on the service element due to the expected reduced term of the program’s service element from the termination and a $13 million charge for certain assets no longer expected to be recoverable through the operations of the program’s service element.

The decrease in net sales of $394 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to the $316 million adjustment to our estimated revenue on the UK Border Agency program, on which RSL was notified of its termination, as previously discussed and $41 million of expected lower net sales on a distributed ground systems program for the U.S. Air Force principally from lower volume as a result of the program schedule. The increase in operating expenses of $12 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to $79 million of higher operating expenses related to the UK Border Agency program, on which RSL was notified of its termination, as discussed above, offset by lower operating expenses of $67 million, primarily due to the activity in the U.S. Air Force program discussed above.

Operating Income and Margin. The decrease in operating income of $395 million and the decrease in operating margin in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to a $395 million adjustment from a change in our estimated revenue and costs on the UK Border Agency program, on which RSL was notified of its termination, as previously discussed. IIS’ operating income was reduced by approximately $5 million in the second quarter of 2010 and in the second quarter of 2009 by certain cybersecurity related acquisition costs and investments.

The decrease in operating income of $406 million and the decrease in operating margin in the first six months of 2010 compared to the first six months of 2009 was primarily due to an adjustment from a change in our estimated revenue and costs on the UK Border Agency program, on which RSL was notified of its termination, as previously discussed. IIS’ operating income was reduced by approximately $10 million in the first six months of 2010 and in the first six months of 2009 by certain cybersecurity related acquisition costs and investments.

Backlog and Bookings. Backlog was $4,619 million at June 27, 2010 compared to $4,360 million at December 31, 2009. The increase in backlog of $259 million or 5.9% was primarily due to higher bookings in the first six months of 2010, partially offset by a $556 million net backlog adjustment for the UK Border Agency program, on which RSL was notified of its termination, as previously discussed.

The increase in bookings of $59 million in the second quarter of 2010 compared to the second quarter of 2009 included an $80 million booking on the Earth Observing System Data and Information System (EOSDIS) Maintenance and Development (EMD) program for NASA. In the second quarter of 2010, IIS booked $371 million on a number of classified contracts compared to $342 million in the second quarter of 2009.

The increase in bookings of $1,277 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to an $886 million award on a contract to develop the next-generation Global Positioning System Advanced Control Segment (GPS-OCX) for the U.S. Air Force and $340 million on a major classified program. In addition to the bookings noted above, in the first six months of 2010, IIS also booked $624 million on a number of classified contracts compared to $578 million in the first six months of 2009.

Missile Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
Total Net Sales	$1,415	$1,384	2.2%	$2,776	$2,752	0.9%
Total Operating Expenses	1,251	1,237	1.1%	2,454	2,447	0.3%
Operating Income	164	147	11.6%	322	305	5.6%
Operating Margin	11.6%	10.6%		11.6%	11.1%
Bookings	$1,280	$2,040	-37.3%	$2,998	$2,815	6.5%

Total Net Sales and Total Operating Expenses. The increase in net sales of $31 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to $45 million of higher net sales on Standard Missile-3 (SM-3), principally from higher volume due to a scheduled increase in development efforts and $36 million of higher net sales on the Tube-launched, Optically-tracked, Wireless-guided missile (TOW) program driven by scheduled higher production build rates. The increase in net sales was partially offset by $37 million of lower net sales on the Kinetic Energy Interceptor (KEI) program, which was terminated for convenience in the second quarter of 2009. The increase in operating expenses of $14 million in the second quarter of 2010 compared to the second quarter of 2009 was driven primarily by the activity in the programs described above.

The increase in net sales of $24 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to $59 million of higher net sales on the TOW program driven by scheduled higher production build rates and $51 million of higher net sales on SM-3, principally from higher volume due to a scheduled increase in development efforts. The increase in net sales was partially offset by $63 million of lower net sales on the KEI program, which was terminated for convenience in the second quarter of 2009. The increase in operating expenses of $7 million in the first six months of 2010 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The increase in operating income of $17 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to improved program performance, which had an $11 million impact on operating income. The improved program performance was driven by material and labor efficiencies across numerous programs. The increase in operating margin in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to the improved program performance discussed above.

The increase in operating income of $17 million in the first six months 2010 compared to the first six months of 2009 was primarily due to improved program performance, which had an impact of $13 million on operating income. The improved program performance was driven by material and labor efficiencies across numerous programs. The increase in operating margin in the first six months of 2010 compared to the first six months of 2009 was primarily due to the improved program performance discussed above.

Backlog and Bookings. Backlog was $7,838 million at June 27, 2010 compared to $7,657 million at December 31, 2009.

The decrease in bookings of $760 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to bookings for the Advanced Medium-Range Air-to-Air Missile (AMRAAM) program in the second quarter of 2009. In the second quarter of 2010, MS booked $234 million for SM-3 for the Missile Defense Agency (MDA), $223 million for the Phalanx Weapons System for the U.S. Navy, the U.S. Army and international customers, $150 million for the Miniature Air-Launched Decoys (MALD) for the U.S. Air Force, $123 million for Evolved Sea Sparrow Missiles (ESSM) for the U.S. Navy and international customers, $84 million for the production of Standard Missile-2 (SM-2) for the U.S. Navy and an international customer and $81 million for the production of AIM-9X short range air-to-air missiles for the U.S. Navy and international customers. In the second quarter of 2009, MS booked $521 million for the production of AMRAAM for international customers and the U.S. Air Force, $260 million for the production of Phalanx Weapon Systems for the U.S. Navy and U.S. Army, $207 million for the production of Tomahawk Block IV missiles for the U.S. Navy and $167 million for the production of AIM-9X short range air-to-air missiles for the U.S. Navy and international customers.

The increase in bookings of $183 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to classified bookings in the first six months of 2010. In addition to the bookings noted above, in the first six months of 2010, MS booked $535 million on a classified program, $212 million for the development of SM-3 and $111 million for development work on the Exoatmospheric Kill Vehicle (EKV) program for the MDA, $207 million for the production of SM-2 for an international customer and the U.S. Navy, $203 million for the production of Tomahawk missiles for the U.S. Navy, $102 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy and $95 million for the production of TOW missiles for international customers and the U.S. Army. In addition to the bookings noted above, in the first six months of 2009, MS booked $131 million for the continued development and production of the EKV program.

Network Centric Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
Total Net Sales	$1,205	$1,197	0.7%	$2,381	$2,351	1.3%
Total Operating Expenses	1,039	1,027	1.2%	2,050	2,018	1.6%
Operating Income	166	170	-2.4%	331	333	-0.6%
Operating Margin	13.8%	14.2%		13.9%	14.2%
Bookings	$964	$783	23.1%	$1,928	$2,017	-4.4%

Total Net Sales and Total Operating Expenses. The increase in net sales of $8 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to $82 million of higher net sales related to BBN, which we acquired in the fourth quarter of 2009, and $26 million of higher net sales on a classified international program awarded in the fourth quarter of 2009. These increases in net sales were partially offset by $99 million of lower net sales on certain U.S. Army programs, principally from $54 million of lower net sales on a sensor program due to a planned decline in production and $34 million of lower net sales on a combat vehicle sensors program, principally from lower volume due to the program’s restructuring. The increase in operating expenses of $12 million in the second quarter of 2010 compared to the second quarter of 2009 was driven primarily by the activity described above.

The increase in net sales of $30 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to $122 million of higher net sales related to BBN and $41 million of higher net sales on a classified international program awarded in the fourth quarter of 2009. These increases in net sales were partially offset by $108 million of lower net sales on certain U.S. Army Programs, principally from $83 million of lower net sales on a sensor program due to a planned decline in production. The increase in operating expenses of $32 million in the first six months of 2010 compared to the first six months of 2009 was driven primarily by the activity described above.

Operating Income and Margin. Operating income and margin in the second quarter and first six months of 2010 remained relatively consistent with the second quarter and first six months of 2009.

Backlog and Bookings. Backlog was $5,143 million at June 27, 2010 compared to $5,501 million at December 31, 2009.

The increase in bookings of $181 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to a booking of $100 million for a command and control program for an international customer in the second quarter of 2010. In the second quarter of 2009, NCS booked $82 million for the Global Positioning Satellite-Aided Geosynchronous Augmented Navigation (GAGAN) system for the India Space Research Organization (ISRO).

The decrease in bookings of $89 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to higher total U.S. Army bookings in the first six months of 2009. In addition to the bookings noted above, in the first six months of 2010, NCS booked $138 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) program for the U.S. Army.

Space and Airborne Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
Total Net Sales	$1,197	$1,136	5.4%	$2,292	$2,182	5.0%
Total Operating Expenses	1,026	961	6.8%	1,962	1,868	5.0%
Operating Income	171	175	-2.3%	330	314	5.1%
Operating Margin	14.3%	15.4%		14.4%	14.4%
Bookings	$1,231	$1,493	-17.5%	$2,041	$2,530	-19.3%

Total Net Sales and Total Operating Expenses. The increase in net sales of $61 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to $90 million of higher net sales from higher volume, as planned, as work increased on certain classified business awarded in the first half of 2009. The increase in net sales was partially offset by $30 million of lower net sales from lower volume, as scheduled, as an advanced targeting program moved toward completion. The increase in operating expenses of $65 million in the second quarter of 2010 compared to the second quarter of 2009 was driven primarily by the activity in the programs described above.

The increase in net sales of $110 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to $157 million of higher net sales from higher volume, as planned, as work increased on certain classified business awarded in the first half of 2009. The increase in net sales was partially offset by $52 million of lower net sales from lower volume, as scheduled, as an advanced targeting program moved toward completion. The increase in operating expenses of $94 million in the first six months of 2010 compared to the first six months of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The decrease in operating income of $4 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to a $7 million favorable settlement of an affirmative claim on a fixed-price program in the second quarter of 2009, which had an impact on operating margin of approximately 50 basis points.

The increase in operating income of $16 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to a change in contract mix driven by higher volume on an international tactical radar program, which had a $20 million impact on operating income, and higher volume, which had a $12 million impact on operating income. This increase was partially offset by $19 million from the favorable settlement of affirmative claims on three fixed-price programs included in the first six months of 2009. Operating margin in the first six months of 2010 remained consistent with the first six months of 2009.

Backlog and Bookings. Backlog was $5,930 million at June 27, 2010 compared to $5,921 million at December 31, 2009.

The decrease in bookings of $262 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to bookings on a number of space and airborne sensor contracts in the second quarter of 2009. In the second quarter of 2010, SAS booked $563 million on a number of classified contracts, including $355 million on a major classified program and $160 million on two international tactical radar programs. In the second quarter of 2009, SAS booked approximately $1 billion on a number of space and airborne sensor contracts, including $110 million on the Integrated Sensor is Structure (ISIS) radar program for the Defense Advanced Research Projects Agency (DARPA).

The decrease in bookings of $489 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to bookings on a number of space and airborne sensor contracts, as discussed above, in the first six months of 2009. In addition to the bookings noted above, in the first six months of 2010, SAS booked $90 million for the production of Advanced Countermeasures Electronic System (ACES) for an international customer. In addition to the bookings noted above, in the first six months of 2009, SAS booked $422 million to supply APG-63 fire control radars and support equipment for the Japan Air Self-Defense Force and $130 million for the B-2 Radar Modernization Program (RMP).

Technical Services

	Three Months Ended			Six Months Ended
(In millions, except percentages)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
Total Net Sales	$834	$780	6.9%	$1,635	$1,476	10.8%
Total Operating Expenses	761	727	4.7%	1,495	1,379	8.4%
Operating Income	73	53	37.7%	140	97	44.3%
Operating Margin	8.8%	6.8%		8.6%	6.6%
Bookings	$947	$946	0.1%	$1,525	$1,397	9.2%

Total Net Sales and Total Operating Expenses. The increase in net sales of $54 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to $67 million of higher net sales from growth on TS’ training programs, principally domestic and foreign training programs supporting the U.S. Army’s Warfighter FOCUS activities due to an increase in customer determined activity levels. The increase in operating expenses of $34 million in the second quarter of 2010 compared to the second quarter of 2009 was driven primarily by the activity in the programs described above.

The increase in net sales of $159 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to $148 million of higher net sales from growth on TS’ training programs, principally domestic and foreign training programs supporting the U.S. Army’s Warfighter FOCUS activities due to an increase in customer determined activity levels. The increase in operating expenses of $116 million in the first six months of 2010 compared to the first six months of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The increase in operating income of $20 million in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to improved program performance, which had a $15 million impact on operating income, and increased volume, which had a $3 million impact on operating income. The improved program performance was driven primarily by cost efficiencies associated with an increased level of program activities on various training programs, which had a $6 million impact on operating income, and contract modifications impacting the scope of certain training programs, which had a $6 million impact on operating income. The increase in operating margin in the second quarter of 2010 compared to the second quarter of 2009 was primarily due to the improved program performance discussed above.

The increase in operating income of $43 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to improved program performance, which had a $34 million impact on operating income, and increased volume, which had an $8 million impact on operating income. The improved program performance was driven primarily by cost efficiencies associated with an increased level of program activities on various training programs, which had an $14 million impact on operating income, the majority of which was on programs nearing completion, contract modifications that impacted the scope on certain training programs, which had a $7 million impact on operating income, and higher award fees on a fixed-price service contract, which had a $3 million impact on operating income. The increase in operating margin in the first six months of 2010 compared to the first six months of 2009 was primarily due to the improved program performance discussed above.

Backlog and Bookings. Backlog was $2,987 million at June 27, 2010 compared to $2,773 million at December 31, 2009.

Bookings in the second quarter of 2010 remained relatively consistent with the second quarter of 2009. In the second quarter of 2010, TS booked $399 million on domestic training programs and $136 million on foreign training programs in support of the Warfighter FOCUS activities and $95 million to provide operational and logistics support to the National Science Foundation (NSF) Office of Polar Programs. In the second quarter of 2009, TS booked $535 million on domestic training programs and $18 million on foreign training programs in support of the Warfighter FOCUS activities, $160 million to upgrade Phalanx Weapon Systems for the Royal Canadian Navy and $100 million for a Defense Threat Reduction Agency (DTRA) program.

The increase in bookings of $128 million in the first six months of 2010 compared to the first six months of 2009 was primarily due to higher bookings in the first six months of 2010, including the awards discussed below. In addition to the bookings noted above, in the first six months of 2010, TS booked $155 million on domestic training programs and $25 million on foreign training programs in support of the Warfighter FOCUS activities, $88 million on the Security Equipment Integration Services (SEIS) contract for the Transportation Security Administration (TSA) and $78 million to provide operational and logistics support to the NSF Office of Polar Programs. In addition to the bookings noted above, in the first six months of 2009, TS booked $90 million on domestic training programs and $88 million on foreign training programs in support of the Warfighter FOCUS activities.

FAS/CAS Pension Adjustment

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under FAS in accordance with GAAP and our pension expense under CAS. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
FAS expense	(215)	(153)	$(429)	$(306)
CAS expense	160	164	321	328

FAS/CAS Pension Adjustment	(55)	11	$(108)	$22

Our FAS/CAS Pension Adjustment was $55 million and $108 million of expense in the three and six months ended June 27, 2010, compared to $11 million and $22 million of income in the three and six months ended June 28, 2009. The increase in our FAS/CAS Pension Adjustment of $66 million in the three months ended June 27, 2010 compared to the three months ended June 28, 2009 and $130 million in the six months ended June 27, 2010 compared to the six months ended June 28, 2009 was driven primarily by approximately $50 million and $100 million, respectively, from the amortization differences of the net unrecognized liability between FAS and CAS, which was principally attributable to the negative 2008 asset returns.

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

The components of net sales related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Intersegment sales eliminations	$(512)	$(532)	$(960)	$(961)
Corporate	10	13	12	16

Total	$(502)	$(519)	$(948)	$(945)

The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Intersegment profit eliminations	$(48)	$(45)	$(87)	$(78)
Corporate	(18)	(17)	(26)	(36)

Total	$(66)	$(62)	$(113)	$(114)

Discontinued Operations

In pursuing our business strategies we have divested of certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At June 27, 2010 and December 31, 2009, we had $56 million and $71 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At June 27, 2010 and December 31, 2009, we had $57 million of liabilities primarily related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options LLC customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

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

During the first six months of 2010, certain of our significant cash flows, discussed in more detail below, were as follows:

–	$ 775 million of stock repurchases;

–	$ 584 million of required contributions to our pension and other postretirement benefit plans;

–	$ 373 million of federal and net foreign tax payments;

–	$ 260 million in dividend payments;

–	$ 250 million of proceeds from warrants exercised; and

–	$ 140 million for payments of additions to property, plant and equipment and capitalized internal use software.

In addition, the following table highlights selected measures of our liquidity and capital resources as of June 27, 2010 and December 31, 2009:

(In millions)	June 27, 2010	Dec. 31, 2009
Cash and cash equivalents	$2,385	$2,642
Working capital	2,045	2,345
Amount available under credit facilities	1,497	1,479

The decrease of $300 million in working capital in the second quarter of 2010 compared to the fourth quarter of 2009 was primarily due to the decrease in cash and cash equivalents, principally from payments for the repurchases of common stock in the first six months of 2010. This decrease was partially offset by an increase in contracts in process driven by the timing of payments, which was partially offset by a reduction in contracts in process as a result of the UK Border Agency program, on which RSL was notified of its termination, as previously discussed.

Operating Activities

	Six Months Ended
(In millions)	June 27, 2010	June 28, 2009
Net cash provided by operating activities from continuing operations	$657	$923
Net cash provided by operating activities	659	914

The decrease of $255 million in net cash provided by operating activities in the first six months of 2010 compared to the first six months of 2009 was primarily due to higher net cash tax payments as described below.

Tax Payments - In the first six months of 2010, we made $373 million in federal and net foreign tax payments and $51 million in net state tax payments. In the first six months of 2009, we received federal tax refunds totaling $337 million and made $255 million in federal and net foreign tax payments. In the first six months of 2009, we received state tax refunds totaling $22 million and made $22 million in state tax payments. We expect full year federal and foreign tax payments to be approximately $720 million in 2010 compared to $208 million in 2009. The increase in the expected full-year federal and foreign tax payments in 2010 is primarily due to $337 million refund received in the first six months of 2009.

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

Pension Plan Contributions - We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined by the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. If discretionary contributions are made, a funding credit is accumulated that we can use to offset future calculated required contributions. The funding credit for our pension plans was $2.6 billion at December 31, 2009. We made the following required contributions to our pension plans during the first six months of 2010 and 2009:

	Six Months Ended
(In millions)	June 27, 2010	June 28, 2009
Required contributions	$574	$552

For the full-year 2010, we expect to make required contributions of approximately $1,140 million to our pension plans and $30 million to our other postretirement benefit plans consistent with our full-year 2009 contributions. We did not make any discretionary contributions to our pension plans during the first six months of 2010 and 2009; however we periodically evaluate whether to make discretionary contributions. Other postretirement benefit plan payments were $10 million and $17 million in the first six months of 2010 and 2009, respectively.

Future funding requirements will likely be affected by the Pension Protection Act of 2006, which requires companies to fully fund their pension plans over a seven-year period. For certain defense contractors, the new funding rules become effective when the rules intended to harmonize the CAS rules with the Pension Protection Act of 2006 go into effect or no later than 2011. On May 10, 2010, the CAS Pension Harmonization Notice of Proposed Rulemaking (NPRM) was published in the Federal Register with a 60 day comment period. The NPRM is the third step of a four step statutory process to implement a final CAS standard related to the recognition of pension costs for government contractors. Based upon the feedback received during the comment period, the CAS Board will either issue the final rule or alternatively reissue the NPRM. The final rule could impact our future CAS recovery amount and our FAS/CAS Pension Adjustment.

We made interest payments of $58 million and $69 million in the first six months of 2010 and 2009, respectively. The decrease in interest payments in the first six months of 2010 compared to the first six months of 2009 was primarily due to the repurchase of our 4.85% Notes due 2011 in the fourth quarter of 2009.

Investing Activities

	Six Months Ended
(In millions)	June 27, 2010	June 28, 2009
Net cash used in investing activities	$151	$124

The increase of $27 million in net cash used in investing activities in the first six months of 2010 compared to the first six months of 2009 was primarily due to higher additions to property, plant and equipment.

Additions to property, plant and equipment and capitalized internal use software were as follows:

	Six Months Ended
(In millions)	June 27, 2010	June 28, 2009
Additions to property, plant and equipment	$109	$81
Additions to capitalized internal use software	31	34

We expect our property, plant and equipment and internal use software expenditures to be approximately $420 million and $100 million, respectively, in 2010, consistent with the anticipated growth of our business and for specific investments including program capital assets and facility improvements.

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate.

In January 2010, we acquired substantially all of the assets of an Australian company, Compucat Research Pty. Ltd., at Intelligence and Information Systems for $12 million in cash, which enhances our information security and cybersecurity capabilities. In connection with this acquisition we recorded $4 million of goodwill and $2 million of intangible assets.

Financing Activities

	Six Months Ended
(In millions)	June 27, 2010	June 28, 2009
Net cash used in financing activities	$765	$850

We have used cash provided by operating activities as our primary source for the payment of dividends and the repurchase of our common stock. The decrease of $85 million in net cash used in financing activities in the first six months of 2010 compared to the first six months of 2009 was primarily due to proceeds from warrants exercised in the first six months of 2010 offset by the repurchases of common stock.

Stock Repurchases - Information on repurchases of our common stock under our share repurchase programs was as follows:

	Six Months Ended
(In millions)	June 27, 2010	June 28, 2009
Amount of stock repurchased	$775	$600
Shares of stock repurchased	14.2	13.4

In October 2008, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. In March 2010, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At June 27, 2010, we had approximately $2.1 billion available under these repurchase programs. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

On May 27, 2010, our stockholders approved the Raytheon 2010 Stock Plan (the “Plan”). Under the Plan, we may grant restricted stock awards, stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends - Our Board of Directors authorized the following cash dividends:

	Six Months Ended
(In millions, except per share amounts)	June 27, 2010	June 28, 2009
Cash dividends per share	$0.75	$0.62
Total dividends paid	260	234

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

Capital Resources

Total debt was $2.3 billion at June 27, 2010 and December 31, 2009. Our outstanding debt bears contractual interest at fixed interest rates ranging from 4.4% to 7.2% and matures at various dates through 2028.

Cash and Cash Equivalents - Cash and cash equivalents were $2.4 billion and $2.6 billion at June 27, 2010 and December 31, 2009, respectively. We invest cash in U.S. Treasuries; commercial paper of financial institutions and corporations with a minimum long-term debt rating of AA- or Aa3 and minimum short-term debt rating of A-1 and P-1; AAA/Aaa rated U.S. Treasury money market funds; and bank certificates of deposit and time deposits with a minimum long-term debt rating of AA- or Aa3. Cash balances held at our foreign subsidiaries were approximately 15% of our total cash balance at June 27, 2010 and December 31, 2009, and are deemed to be indefinitely reinvested.

Credit Facilities - We have two bank revolving credit facilities in the amount of $1.5 billion. The first credit facility is a $1.0 billion, three-year facility maturing in November 2012, $150 million of which is available to Raytheon United Kingdom Limited, our U.K. subsidiary. The second facility is a $500 million 364-day facility maturing in November 2010. Borrowings under these facilities bear interest at various rate options, including LIBOR plus a margin based on our credit default swap spread, with minimum and maximum margins that are adjusted for our credit ratings. Based on our credit ratings at June 27, 2010 and December 31, 2009, borrowings under these facilities would bear interest at LIBOR plus 100 basis points, the minimum margin.

Under the $1.0 billion facility, we can borrow, issue letters of credit and backstop commercial paper. Under the $500 million facility, we can borrow and backstop commercial paper. These credit facilities are comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the aggregate of the facilities. As of June 27, 2010 and December 31, 2009, there were no borrowings outstanding under these credit facilities. However, we had $3 million and $21 million of outstanding letters of credit at June 27, 2010 and December 31, 2009, respectively, which effectively reduced our borrowing capacity under these credit facilities by the same amounts.

Under these two facilities, we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 50% and a ratio of consolidated earnings attributable to Raytheon Company before interest, taxes, depreciation and amortization (EBITDA) to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with these covenants during the 12 months ended June 27, 2010 and December 31, 2009. Our ratio of total debt to total capitalization was 18.9% and 19.0% at June 27, 2010 and December 31, 2009, respectively.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity, including the $150 million Raytheon United Kingdom Limited sub-line discussed above. In addition, other uncommitted bank lines totaled approximately $15 million at June 27, 2010 and December 31, 2009, respectively. There were no amounts outstanding under these lines of credit at June 27, 2010 and December 31, 2009. Compensating balance arrangements are not material.

Credit Ratings - Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short and long-tem debt. The following chart reflects the current ratings assigned by each of these agencies as of June 27, 2010 to our short-term debt and long-term senior unsecured debt:

Rating Agency	Short-Term	Long-Term Senior Debt		Date of Last Action
	Debt	Rating	Outlook
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	Baa1	Stable	March 2007
S&P	A-2	A -	Stable	September 2008

Shelf Registrations - The total capacity of our current shelf registration, filed with the SEC in October 2008, is $3.0 billion, of which $500 million was used to issue fixed-rate long-term debt in 2009 and $450 million was used for the registration of common stock issuable under certain outstanding warrants issued in 2006.

During the downturn in global financial markets over the past few years, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing on revolvers, issuing debt and raising capital generally, which have had a material adverse impact on their liquidity. Given our current cash position, credit ratings, cash needs and debt structure, along with the type of short-term investments we have made, we have not experienced any material issues and we continue to expect that our current liquidity, notwithstanding recent market conditions, will be sufficient to meet all our anticipated needs during the next 12 months and for the foreseeable future.

Commitments and Contingencies

Environmental Matters - We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and considers that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates of total remediation costs, weighted average risk-free rate, total remediation costs - discounted and recoverable portion were as follows:

(In millions, except percentages)	June 27, 2010	Dec. 31, 2009
Total remediation costs - undiscounted	$212	$208
Weighted average risk free rate	5.7%	5.7%
Total remediation costs - discounted	$148	$139
Recoverable portion	107	97

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

Financing Arrangements and Other - We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2020. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at June 27, 2010 and December 31, 2009 were as follows:

(In millions)	June 27, 2010	Dec. 31, 2009
Guarantees	$235	$227
Letters of Credit	914	898
Surety Bonds	199	203

Included in guarantees and letters of credit described above were $88 million and $235 million, respectively, at June 27, 2010, and $80 million and $206 million, respectively, at December 31, 2009, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At June 27, 2010 and December 31, 2009, we had an estimated liability of $8 million and $6 million, respectively, related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At June 27, 2010, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at June 27, 2010.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At June 27, 2010 and December 31, 2009, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $84 million relating to 88 aircraft and approximately $109 million relating to 106 aircraft, respectively. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related to assets which serve as collateral for the underlying financial arrangements. As part of the assessment of realizable value, we evaluate many factors, including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing customers to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at June 27, 2010.

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

We are currently conducting a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we have identified several possible areas of concern relating to payments made in connection with certain international operations related to a jurisdiction where we do business. We have voluntarily contacted the Securities and Exchange Commission (SEC) and the Department of Justice to advise both agencies that an internal review is underway. Because the internal review is ongoing, we cannot predict the ultimate consequences of the review. Based on the information available to date, we do not believe that the results of this review will have a material adverse effect on our financial position, results of operations or liquidity.

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

On July 22, 2010, Raytheon Systems Limited (“RSL”) was notified by the UK Border Agency that it had been terminated for default on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claims to recover certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UK Border Agency under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result, we intend to pursue vigorously the collection of receivables for the program and damages in connection with the termination and defend ourselves against the UK Border Agency’s claims for losses and previous payments.

Under the accounting requirements for subsequent events, we determined that the accounting impact of the termination notice was required to be reflected in our results for the period ended June 27, 2010. As a result, we are required to adjust our estimated amount of revenue and costs under the program in the period ended June 27, 2010. The adjustment was based on our determination that certain assets were no longer expected to be recovered and for estimated costs for certain exit cost obligations under the contract and the estimated settlement of expected future subcontractor claims. The impact of the adjustment reduced Intelligence and Information Systems’ (IIS) total net sales and operating income by $316 million and $395 million in the three and six months ended June 27, 2010, respectively. At June 27, 2010, after the adjustment, we had approximately $80 million in letters of credit and approximately $30 million of billed and unbilled receivables remaining under the program for technology and services delivered, which we believe, are probable of recovery in litigation or arbitration. No amounts have been drawn down on the letters of credit. We currently do not believe it is probable that we are liable for losses, previous payments or other claims asserted by the UK Border Agency. It is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than our estimate due to the inherent uncertainties in litigation or arbitration. If we are unsuccessful in recovering amounts drawn on the letters of credit, fail to collect the billed and unbilled receivable balance or if we are required to make payments against claims or other losses asserted by the UK Border Agency or pay subcontractor claims in excess of our estimates, it could have a material adverse effect on our results of operations.

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

Other new pronouncements issued but not effective until after June 27, 2010 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of June 27, 2010 and December 31, 2009 about our market risk exposure associated with changing interest and exchange rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of June 27, 2010

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$333	$345	$—	$1,658	$2,336	$2,706
Average interest rate	—	—	5.50%	5.38%	—	6.10%	5.91%

As of December 31, 2009

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$333	$345	$—	$1,658	$2,336	$2,581
Average interest rate	—%	—%	5.50%	5.38%	—%	6.10%	5.91%

The notional amounts of outstanding foreign currency forward contracts consisted of the following at:

	June 27, 2010		Dec. 31, 2009
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$398	$330	$407	$498
Canadian Dollars	222	48	212	46
Euros	188	24	190	35
All other	195	78	176	53

Total	$1,003	$480	$985	$632

Unrealized gains of $78 million and $69 million were included in other assets, net, and unrealized losses of $76 million and $33 million were included in other accrued expenses at June 27, 2010 and December 31, 2009, respectively. For foreign currency forward contracts designated and qualified for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of June 27, 2010.

Conclusion of Evaluation

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 27, 2010 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
April (March 29—April 25, 2010)	3,006	$57.13	—	$2.6 billion
May (April 26—May 23, 2010)	4,579,802	$57.44	4,260,256	$2.3 billion
June (May 24—June 27, 2010)	4,531,369	$52.57	4,381,900	$2.1 billion

Total	9,114,177	$55.02	8,642,156

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the second quarter of 2010 includes the surrender by employees of 472,021 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.
(2)	In October 2008, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock and, in March 2010, authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. Repurchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 6.	EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Raytheon Company, as amended.*

3.2	Raytheon Company By-Laws, as amended as of May 27, 2010, filed as an exhibit to the Company’s Current Report on Form 8-K filed June 2, 2010, is hereby incorporated by reference.

10.1	Raytheon 2010 Stock Plan, filed as Appendix B to the Company’s definitive proxy statement filed on April 26, 2010, is hereby incorporated by reference.

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President and Chief Accounting Officer Principal Accounting Officer

July 29, 2010