Form 10-Q/A
period 2010-06-27
RAYTHEON CO/
filed 2010-08-19
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Raytheon Company’s quarterly report on Form 10-Q for the period ended June 27, 2010, filed with the Securities and Exchange Commission on July 28, 2010 (“the Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Raytheon Company, as amended.*

3.2	Raytheon Company By-Laws, as amended as of May 27, 2010, filed as an exhibit to the Company’s Current Report on Form 8-K filed June 2, 2010.*

10.1	Raytheon 2010 Stock Plan, filed as Appendix B to the Company’s definitive proxy statement filed on April 26, 2010.*

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Previously included or incorporated by reference in Raytheon Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/S/ MICHAEL J. WOOD
Michael J. Wood
Vice President and Chief Accounting Officer Principal Accounting Officer

August 19, 2010