Form 10-Q
period 2010-10-26
RAYTHEON CO/
filed 2010-10-28
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

Number of shares of common stock outstanding as of October 13, 2010 was 364,543,000

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements including information regarding our financial outlook, future plans, objectives, business prospects, the impact of certain liabilities, the impact of certain legal and regulatory changes and changes in accounting treatment, the impact of the UK Border Agency program termination, including potential liabilities for losses, previous payments and other claims that may be asserted and the collection of billed and unbilled receivables, the outcome of certain litigation and audits and investigations, the use of proceeds from our issuance of fixed rate long-term debt and expected charges from the redemption of our long-term debt expiring in 2012 and 2013, sufficiency of capital, our expected funding credit and required contributions, expected research and development expenses and administrative and selling expenses, anticipated tax payments and capital expenditures, potential changes to our unrecognized tax benefits, our ability to realize a deferred tax asset and anticipated financial performance. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “outlook” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except per share amounts)	Sept. 26, 2010	Dec. 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,149	$2,642
Accounts receivable, net	108	120
Contracts in process	4,498	4,373
Inventories	324	344
Deferred taxes	328	273
Prepaid expenses and other current assets	118	116

Total current assets	7,525	7,868
Property, plant and equipment, net	1,951	2,001
Deferred taxes	112	436
Prepaid retiree benefits	147	111
Goodwill	11,924	11,922
Other assets, net	1,193	1,269

Total assets	$22,852	$23,607

LIABILITIES AND EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$2,070	$2,224
Accounts payable	1,413	1,397
Accrued employee compensation	898	868
Other accrued expenses	933	1,034

Total current liabilities	5,314	5,523
Accrued retiree benefits and other long-term liabilities	4,675	5,793
Deferred taxes	310	23
Long-term debt	2,326	2,329
Commitments and contingencies (Note 9)
Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 364 and 378 shares outstanding at September 26, 2010 and December 31, 2009, respectively after deducting 130 and 107 treasury shares at September 26, 2010 and December 31, 2009, respectively.	4	4
Additional paid-in capital	11,359	10,991
Accumulated other comprehensive loss	(4,680)	(4,824)
Treasury stock, at cost	(6,648)	(5,446)
Retained earnings	10,065	9,102

Total Raytheon Company stockholders’ equity	10,100	9,827
Noncontrolling interests in subsidiaries	127	112

Total equity	10,227	9,939

Total liabilities and equity	$22,852	$23,607

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Net sales
Products	$5,278	$5,434	$15,560	$15,977
Services	994	771	2,738	2,237

Total net sales	6,272	6,205	18,298	18,214

Operating expenses
Cost of sales - products	4,119	4,235	12,426	12,525
Cost of sales - services	856	659	2,371	1,905
Administrative and selling expenses	394	401	1,216	1,135
Research and development expenses	154	145	482	407

Total operating expenses	5,523	5,440	16,495	15,972

Operating income	749	765	1,803	2,242

Interest expense	33	32	98	95
Interest income	(3)	(4)	(10)	(11)
Other (income) expense	(7)	(10)	(2)	(18)

Non-operating (income) expense	23	18	86	66

Income from continuing operations before taxes	726	747	1,717	2,176
Federal and foreign income taxes	77	248	388	716

Income from continuing operations	649	499	1,329	1,460
Income (loss) from discontinued operations, net of tax	88	(1)	76	(1)

Net income	737	498	1,405	1,459
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	9	8	24	28

Net income attributable to Raytheon Company	$728	$490	$1,381	$1,431

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.72	$1.27	$3.47	$3.64
Income (loss) from discontinued operations, net of tax	0.24	—	0.20	—
Net income	1.96	1.26	3.67	3.64

Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.71	$1.25	$3.43	$3.60
Income (loss) from discontinued operations, net of tax	0.23	—	0.20	—
Net income	1.94	1.25	3.63	3.59

Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$640	$491	$1,305	$1,432
Income (loss) from discontinued operations, net of tax	88	(1)	76	(1)

Net income	$728	$490	$1,381	$1,431

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009
Cash flows from operating activities
Net income	$1,405	$1,459
(Income) loss from discontinued operations, net of tax	(76)	1

Income from continuing operations	1,329	1,460
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	311	295
Stock-based compensation	88	92
Deferred income taxes	268	231
Collection of financing receivables	31	28
Tax benefit from stock-based awards	(18)	(6)
Changes in assets and liabilities
Accounts receivable, net	20	—
Contracts in process and advance payments and billings in excess of costs incurred	(293)	(280)
Inventories	31	13
Prepaid expenses and other current assets	(2)	(19)
Accounts payable	13	71
Income taxes receivable / payable	94	487
Accrued employee compensation	27	5
Other accrued expenses	67	(15)
Pension and other, net	(896)	(690)

Net cash provided by (used in) operating activities from continuing operations	1,070	1,672
Net cash provided by (used in) operating activities from discontinued operations	7	(16)

Net cash provided by (used in) operating activities	1,077	1,656

Cash flows from investing activities
Additions to property, plant and equipment	(184)	(138)
Proceeds from sales of property, plant and equipment	2	1
Additions to capitalized internal use software	(45)	(49)
Payments for purchases of acquired companies, net of cash received	(12)	—
Change in other assets	(1)	(10)

Net cash provided by (used in) investing activities	(240)	(196)

Cash flows from financing activities
Dividends paid	(401)	(355)
Repurchases of common stock	(1,200)	(900)
Proceeds from warrants exercised	250	—
Activity under common stock plans	12	(20)
Tax benefit from stock-based awards	18	6
Other	(9)	(8)

Net cash provided by (used in) financing activities	(1,330)	(1,277)

Net increase (decrease) in cash and cash equivalents	(493)	183
Cash and cash equivalents at beginning of the year	2,642	2,259

Cash and cash equivalents at end of period	$2,149	$2,442

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements of Raytheon Company and all wholly-owned and majority-owned domestic and foreign subsidiaries on the same basis as our annual audited financial statements, except for the adoption of the required new accounting standards in the first nine months of 2010 related to the accounting and disclosure requirements for transfers of financial assets and consolidation of variable interest entities (VIEs).

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

2. Inventories

Inventories consisted of the following at:

(In millions)	Sept. 26, 2010	Dec. 31, 2009
Materials and purchased parts	$61	$60
Work in process	238	257
Finished goods	25	27

Total	$324	$344

We capitalize costs incurred in advance of contract award or funding in inventories if we determine contract award or funding is probable, excluding any start-up costs. We included capitalized precontract and other deferred costs of $93 million and $88 million in inventories as work in process at September 26, 2010 and December 31, 2009, respectively.

3. Product Warranty

We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to our product warranty accruals was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Balance at beginning of period	$40	$38	$39	$39
Provisions for warranties	7	4	13	10
Warranty services provided	(7)	(3)	(12)	(10)

Balance at end of period	$40	$39	$40	$39

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

Further, the new accounting standard related to consolidation of VIEs requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. With the exception of GARC described above, the adoption of this accounting standard did not change any of our previous consolidation conclusions and thus did not have an effect on our financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after September 26, 2010 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

A rollforward of our goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2009	$767	$1,575	$3,432	$2,616	$2,663	$869	$11,922
Adjustment for acquisitions	—	4	—	—	—	—	4
Effect of foreign exchange rates and other	(3)	—	—	—	—	1	(2)

Balance at Sept. 26, 2010	$764	$1,579	$3,432	$2,616	$2,663	$870	$11,924

6. Discontinued Operations

In pursuing our business strategies we have divested of certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At September 26, 2010 and December 31, 2009, we had $48 million and $71 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At September 26, 2010 and December 31, 2009, we had $55 million and $57 million, respectively, of liabilities primarily related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options LLC customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

As further described in Note 12: Income Taxes, during the three months ended September 26, 2010, we recorded a $280 million reduction in our unrecognized tax benefits, which included a decrease of $89 million in tax expense from discontinued operations, including interest, primarily related to our previous disposition of Raytheon Engineers and Constructors (RE&C).

7. Fair Value Measurements

The estimated fair value of certain financial instruments, including cash and cash equivalents, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $2,326 million and $2,329 million at September 26, 2010 and December 31, 2009, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $2,781 million and $2,581 million at September 26, 2010 and December 31, 2009, respectively, was based on quoted market prices.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of September 26, 2010 and December 31, 2009.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are investments in marketable securities held in rabbi trusts that we use to pay benefits under certain of our non-qualified deferred compensation plans, which we include in other assets, net. Our Level 1 liabilities include our obligations to pay certain non-qualified deferred compensation plan benefits, which we include in accrued retiree benefits and other long-term liabilities. Under these non-qualified deferred compensation plans, participants designate investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts. We also include foreign currency forward contracts that we trade in an active exchange market in our Level 1 assets and liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that we corroborate with observable market data for substantially the full term of the related assets or liabilities. We did not have any Level 2 assets or liabilities at September 26, 2010 and December 31, 2009.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. At December 31, 2009, our Level 3 asset related to our retained interest in general aviation finance receivables (Retained Interest) that we sold in previous years, for which the underlying aircraft serve as collateral. As described in Note 4: Accounting Standards, we now present short-term and long-term receivables on our consolidated balance sheet at amortized cost. As a result, our Retained Interest was transferred out of our fair value tables in the three months ended March 28, 2010. We previously estimated the fair value of this asset based on the present value of the future expected cash flows using certain unobservable inputs, including the collection periods for the underlying receivables and a credit-adjusted discount rate of 5.3% at December 31, 2009. These unobservable inputs reflected our estimates about the assumptions market participants would use in pricing this asset. We did not have any Level 3 assets or liabilities at September 26, 2010.

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 26, 2010.

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at:

(In millions)	Level 1	Level 2	Level 3	Balances at Sept. 26, 2010
Assets
Marketable securities	$318	$—	$—	$318
Foreign currency forward contracts	60	—	—	60
Liabilities
Deferred compensation	196	—	—	196
Foreign currency forward contracts	55	—	—	55

(In millions)	Level 1	Level 2	Level 3	Balances at Dec. 31, 2009
Assets
Marketable securities	$296	$—	$—	$296
Foreign currency forward contracts	69	—	—	69
Retained Interest	—	—	67	67
Liabilities
Deferred compensation	192	—	—	192
Foreign currency forward contracts	33	—	—	33

Activity related to our Retained Interest, which is reflected in discontinued operations, was as follows:

	Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009
Balance at beginning of period	$67	$66
Total gains (realized/unrealized)
Included in income (loss) from discontinued operations, net of tax	—	1
Included in other comprehensive income (loss)	—	(1)
Transfers out	(67)	—

Balance at end of period	$—	$66

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

Cash flow hedges - We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors, and customer receipts. Our foreign currency forward contracts are transaction driven and directly relate to a particular asset, liability or transaction for which commitments are in place. For foreign currency forward contracts designated and qualified for cash flow hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss (AOCL), net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. We expect approximately $7 million of after-tax net unrealized gains, included in AOCL at September 26, 2010, to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur. Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in cost of sales.

As described in Note 14: Subsequent Events, on October 20, 2010, we issued $2.0 billion of fixed rate long-term debt with maturities ranging from 5 to 30 years. In conjunction with the debt issuance, in third quarter of 2010, we entered into interest rate lock agreements with a total notional value of $800 million to manage the interest rate risk, which resulted in an increase to AOCL of less than $1 million. Additionally, subsequent to the third quarter of 2010, we entered into interest rate lock agreements with a total notional value of $750 million. These interest rate lock agreements will result in a total increase to AOCL of $9 million, to be amortized over the term of the debt issued.

The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Sept. 26, 2010	Dec. 31, 2009	Sept. 26, 2010	Dec. 31, 2009
Derivatives designated as hedging instruments	$40	$56	$32	$23
Derivatives not designated as hedging instruments	20	13	23	10

Total	$60	$69	$55	$33

We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Effective Portion
Gain (loss) recognized in AOCL	$8	$21	$2	$57
Gain (loss) reclassified from AOCL to net sales	1	—	2	(7)
Gain (loss) reclassified from AOCL to cost of sales	4	4	27	(14)

Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in cost of sales	$—	$—	$—	$—

We recognized the following pretax losses related to foreign currency forward contracts not designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Gain (loss) recognized in cost of sales	$(2)	$13	$(7)	$5

Fair value hedges - We periodically enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. We terminated our interest rate swaps in the three months ended March 29, 2009 and collected cash of $37 million related to the early termination. There were no interest rate swaps outstanding at September 26, 2010 and December 31, 2009.

The notional amounts of outstanding foreign currency forward contracts consisted of the following at:

	Sept. 26, 2010		Dec. 31, 2009
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$427	$341	$407	$498
Canadian Dollars	227	58	212	46
Euros	166	34	190	35
All other	142	51	176	53

Total	$962	$484	$985	$632

Buy amounts represent the U.S. Dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. Dollar equivalent of commitments to sell foreign currencies. Foreign currency forward contracts that do not involve U.S. Dollars have been converted to U.S. Dollars for disclosure purposes.

Our foreign currency forward contracts contain off-set, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 26, 2010 and September 27, 2009, these netting provisions effectively reduced our exposure to approximately $5 and $52 million, respectively, which are spread across numerous highly rated counterparties.

9. Commitments and Contingencies

Environmental Matters - We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and considers that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates of total remediation costs, weighted average risk-free rate, total remediation costs -discounted and recoverable portion were as follows:

(In millions, except percentages)	Sept. 26, 2010	Dec. 31, 2009
Total remediation costs - undiscounted	$234	$208
Weighted average risk-free rate	5.6%	5.7%
Total remediation costs - discounted	$161	$139
Recoverable portion	115	97

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

Financing Arrangements and Other - We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2020. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at September 26, 2010 and December 31, 2009 were as follows:

(In millions)	Sept. 26, 2010	Dec. 31, 2009
Guarantees	$280	$227
Letters of Credit	937	898
Surety Bonds	199	203

Included in guarantees and letters of credit described above were $133 million and $247 million, respectively, at September 26, 2010, and $80 million and $206 million, respectively, at December 31, 2009, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At September 26, 2010 and December 31, 2009, we had an estimated liability of $9 million and $6 million, respectively, related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At September 26, 2010, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 26, 2010.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At September 26, 2010 and December 31, 2009, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $75 million relating to 80 aircraft and approximately $109 million relating to 106 aircraft, respectively. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing customers to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at September 26, 2010.

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

On July 22, 2010, Raytheon Systems Limited (“RSL”) was notified by the UK Border Agency that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claims to recover certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UK Border Agency under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UK Border Agency was not valid. On August 18, 2010, the UK Border Agency initiated arbitration proceedings on this issue. The parties are in the process of selecting the arbitration panel for this case. We intend to pursue vigorously the collection of receivables for the program and damages in connection with the termination and defend ourselves against the UK Border Agency’s claims for losses and previous payments.

Under the accounting requirements for subsequent events, we determined that the accounting impact of the termination notice was required to be reflected in our results for the period ended June 27, 2010. As a result, we adjusted our estimated amount of revenue and costs under the program in the period ended June 27, 2010. The adjustment was based on our determination that certain assets were no longer expected to be recovered and for estimated costs for certain exit cost obligations under the contract and the estimated settlement of expected future subcontractor claims. The impact of the adjustment reduced Intelligence and Information Systems’ total net sales and operating income by $316 million and $395 million in the nine months ended September 26, 2010, respectively. At September 26, 2010, we had approximately $80 million in letters of credit and approximately $40 million of receivables and other assets remaining under the program for technology and services delivered, which we believe, are probable of recovery in litigation or arbitration. No amounts have been drawn down on the letters of credit. We currently do not believe it is probable that we are liable for losses, previous payments or other claims asserted by the UK Border Agency. It is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than our estimate due to the inherent uncertainties in litigation or arbitration. If we are unsuccessful in recovering amounts drawn on the letters of credit, fail to collect the receivable balance, are required to make payments against claims or other losses asserted by the UK Border Agency or pay subcontractor claims in excess of our estimates, it could have a material adverse effect on our results of operations.

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

Our repurchases of our common stock under our share repurchase programs were as follows:

	Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009
Amount of stock repurchased	$1,200	$900
Shares of stock repurchased	23.7	19.8

In March 2010, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At September 26, 2010 we had approximately $1.7 billion available under this repurchase program. All previous programs have been completed as of September 26, 2010.

In March 2010, our Board of Directors authorized a 21% increase to our annual dividend payout rate from $1.24 to $1.50 per share. Our Board of Directors also declared three dividends totaling $1.125 per share during the nine months ended September 26, 2010, compared to three dividends totaling $0.93 per share during the nine months ended September 27, 2009. Dividends are subject to quarterly approval by our Board of Directors.

The changes in shares of our common stock outstanding for the nine months ended September 26, 2010 were as follows:

(In millions)	Shares
Balance at December 31, 2009	377.9
Warrants exercised	6.7
Stock plan activity	3.5
Treasury stock repurchases	(23.7)

Balance at September 26, 2010	364.4

Earnings Per Share (EPS)

We compute basic EPS attributable to Raytheon Company common stockholders by dividing income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders and net income attributable to Raytheon Company, by our weighted-average common shares outstanding, including participating securities outstanding, as described below, during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in our earnings. We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders, net income attributable to Raytheon Company, and our actual weighted-average shares and participating securities outstanding rather than the numbers presented within our consolidated financial statements, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our unaudited consolidated financial statements. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.37	$0.31	$1.11	$0.92
Undistributed earnings	1.35	0.96	2.36	2.72

Total	$1.72	$1.27	$3.47	$3.64

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.36	$0.30	$1.10	$0.91
Undistributed earnings	1.35	0.95	2.33	2.69

Total	$1.71	$1.25	$3.43	$3.60

Basic EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was income of $0.24 and a loss of less than $0.01 for the three months ended September 26, 2010 and September 27, 2009, respectively, and income of $0.20 and a loss of less than $0.01 for the nine months ended September 26, 2010 and September 27, 2009, respectively. Diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was income of $0.23 and a loss of less than $0.01 for the three months ended September 26, 2010 and September 27, 2009, respectively, and income of $0.20 and a loss of less than $0.01 for the nine months ended September 26, 2010 and September 27, 2009, respectively.

The amount of income from continuing operations attributable to participating securities was $10 million and $8 million for the three months ended September 26, 2010 and September 27, 2009, respectively, and $21 million for the nine months ended September 26, 2010 and September 27, 2009. The amount of income (loss) from discontinued operations attributable to participating securities was income of $1 million and a loss of less than $1 million for the three months ended September 26, 2010 and September 27, 2009, respectively and income of $1 million and a loss of less than $1 million for the nine months ended September 26, 2010 and September 27, 2009, respectively. The amount of net income attributable to participating securities was $12 million and $8 million for the three months ended September 26, 2010 and September 27, 2009, respectively and $22 million and $21 million for the nine months ended September 26, 2010 and September 27, 2009, respectively.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Shares for basic EPS (including 5.9 and 6.0 participating securities for the three months ended September 26, 2010 and September 27, 2009, respectively, and 6.0 and 5.8 for the nine months ended September 26, 2010 and September 27, 2009, respectively)	371.7	388.1	375.9	393.2
Dilutive effect of stock options and LTPP	1.8	3.0	2.6	3.0
Dilutive effect of warrants	1.0	2.3	2.2	2.0

Shares for diluted EPS	374.5	393.4	380.7	398.2

There were no stock options with exercise prices greater than the average market price that were excluded from our calculations of EPS at September 26, 2010 and September 27, 2009. The following stock options with exercise prices less than the average market price, included in our calculations of EPS were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Stock options included in calculations of EPS	6.8	9.5	6.8	7.3

Warrants to purchase 5.3 million and 12.0 million shares of our common stock that expire in June 2011, with an exercise price of $37.50 per share, were outstanding and included in our calculations of diluted EPS at September 26, 2010 and September 27, 2009, respectively.

Stock-based compensation plans

Restricted stock activity for the nine months ended September 26, 2010 was as follows:

(In millions)	Shares
Outstanding at December 31, 2009	5.6
Granted	1.8
Vested	(1.6)
Forfeited	(0.2)

Outstanding at September 26, 2010	5.6

During the nine months ended September 26, 2010 and September 27, 2009, we issued 0.8 million and 0.9 million shares, respectively, of our common stock in connection with the vesting of our 2007-2009 and 2006-2008 LTPP awards through treasury shares. During the same periods, we also granted our 2010-2012 and 2009-2011 LTPP awards with an aggregate target award of 0.4 million and 0.5 million units, respectively.

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

Other comprehensive income (loss)

Other comprehensive income (loss) generally includes amortization of unfunded pension benefit obligation, foreign exchange translation adjustments and gains and losses on effective cash flow hedges. The computation of other comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Net income	$737	$498	$1,405	$1,459
Other comprehensive income (loss), net of tax:
Amortization of unfunded pension benefit obligation	98	69	279	191
Actuarial and valuation update of unfunded projected benefit obligation	(89)	(101)	(89)	(101)
Foreign exchange translation adjustments	21	16	(27)	75
Cash flow hedges	2	11	(17)	51
Other, net	—	—	(2)	(1)

Total other comprehensive income (loss), net of tax	32	(5)	144	215

Comprehensive income (loss)	769	493	1,549	1,674
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	9	8	24	28

Comprehensive income (loss) attributable to Raytheon Company	$760	$485	$1,525	$1,646

11. Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We also provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans.

The components of net periodic pension expense were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Service cost	$114	$99	$332	$300
Interest cost	269	259	794	772
Expected return on plan assets	(303)	(300)	(912)	(915)
Amortization of prior service cost	4	3	10	10
Recognized net actuarial loss	158	116	447	316

Net periodic pension expense	$242	$177	$671	$483

Our net periodic pension expense included expense from foreign benefit plans of $6 million and $4 million in the three months ended September 26, 2010 and September 27, 2009, respectively, and $16 million and $13 million in the nine months ended September 26, 2010 and September 27, 2009, respectively.

The components of net periodic cost (income) related to our other postretirement benefit plans were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Service cost	$2	$2	$7	$7
Interest cost	12	13	36	40
Expected return on plan assets	(9)	(8)	(24)	(23)
Amortization of transition asset	1	1	3	3
Amortization of prior service cost	(11)	(13)	(34)	(39)
Recognized net actuarial loss	—	1	3	4

Net periodic cost (income)	$(5)	$(4)	$(9)	$(8)

Long-term pension and other postretirement benefit plan liabilities were $3,941 million and $410 million, respectively, at September 26, 2010, and $4,668 million and $421 million, respectively, at December 31, 2009.

On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation with final census and investment valuation data for the end of the prior year. As a result of this update, in the three months ended September 26, 2010, we recorded a $150 million increase and a $13 million decrease to the unfunded projected benefit obligation for our pension and other postretirement benefit plans, respectively, with a corresponding net after-tax increase of $89 million to AOCL. As a result of this update, our annual FAS/CAS Pension Adjustment changed by $9 million of additional expense, $7 million of which was recorded in the three months and nine months ended September 26, 2010.

We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under the Employee Retirement Income Security Act of 1974 (ERISA) and are affected by the actual return on plan assets and plan funded status. We made required contributions of $1,151 million and $1,126 million during the nine months ended September 26, 2010 and September 27, 2009, respectively, to our pension and other postretirement benefit plans. We do not expect to make any additional required contributions in 2010. We did not make any discretionary contributions to our pension plans during the nine months ended September 26, 2010 and September 27, 2009, however we periodically evaluate whether to make discretionary contributions. On October 21, 2010, we made a discretionary contribution of $750 million to our pension plans. As discretionary contributions are made, a funding credit is accumulated, which under current rules can be used to offset calculated required contributions. The funding credit for our pension plans was $2.6 billion at December 31, 2009. Future funding requirements will be calculated as required by the Pension Protection Act of 2006 (PPA), which requires companies to fully fund their pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of each year. Under the PPA, the funding credit will be included in the calculation of funding requirements and will not be available to offset required contributions. The new funding rules become effective for the Company on January 1, 2011.

12. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. IRS examinations of our tax returns have been completed through 2005 and the IRS is currently examining the 2006-2008 tax years. Additionally, we are under audit by multiple state and foreign tax authorities. State tax liabilities are routinely adjusted to account for any changes in federal taxable income.

We believe that our income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater than amounts accrued and reflected in our consolidated balance sheets. Accordingly, we could record additional amounts for federal, foreign and state tax-related liabilities in the future as we revise estimates or as we settle or otherwise resolve the underlying matters.

During the three months ended September 26, 2010, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of the IRS’ examination of our tax returns for the 1998-2005 tax years (Tax Settlement). As a result, we recorded a reduction in our unrecognized tax benefits from continuing and discontinued operations of $280 million, which decreased our tax expense by $259 million, including $170 million from continuing operations and $89 million from discontinued operations. The decrease in tax expense included $56 million related to interest.

The balance of our unrecognized tax benefits at September 26, 2010 and September 27, 2009, exclusive of interest, was $184 million and $420 million, respectively, of which $184 million and $321 million, respectively, would affect our earnings, if recognized. We accrue interest and penalties related to unrecognized tax benefits in tax expense. At September 26, 2010 and December 31, 2009, we had $28 million and $123 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $18 million and $80 million, respectively. Primarily as a result of the Tax Settlement described above, in the nine months ended September 26, 2010, we recorded $95 million of income related to gross interest and penalties, which, net of the federal tax benefit was $62 million. In the nine months ended September 27, 2009, we recorded $16 million of expense related to gross interest, which, net of the federal tax benefit, was $10 million. In the ordinary course of business, we may take new tax positions that could increase or decrease our unrecognized tax benefits in future periods.

A rollforward of our unrecognized tax benefits was as follows:

	Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009
Unrecognized tax benefits at beginning of period	$469	$415
Additions based on current year tax positions	2	—
Additions based on prior year tax positions	32	5
Reductions based on prior year tax positions	(309)	—
Settlements with taxation authorities	(10)	—

Unrecognized tax benefits at end of period	$184	$420

We generally account for our state income tax expense as a deferred contract cost, as we can generally recover this expense through the pricing of our products and services to the U.S. Government. We include this deferred contract cost in contracts in process until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. Net state income tax expense allocated to our contracts was $17 million and $12 million in the three months ended September 26, 2010 and September 27, 2009, respectively and $52 million and $42 million in the nine months ended September 26, 2010 and September 27, 2009, respectively. We include state income tax expense allocated to our contracts in administrative and selling expenses.

In the three months ended June 27, 2010, we recorded a non-current deferred tax asset of $121 million as a result of the UK Border Agency program, on which RSL was notified of its termination, as previously described. At September 26, 2010, the non-current deferred tax asset was $112 million, which decreased by $9 million as a result of a reduction in the UK statutory tax rate enacted in July, 2010. We believe that we will have sufficient taxable income to realize this deferred tax asset. In general, any net operating losses generated in the United Kingdom may be carried forward indefinitely.

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

	Three Months Ended		Nine Months Ended
Total Net Sales (In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Integrated Defense Systems	$1,319	$1,387	$4,007	$3,984
Intelligence and Information Systems	735	805	1,937	2,401
Missile Systems	1,391	1,396	4,167	4,148
Network Centric Systems	1,227	1,212	3,608	3,563
Space and Airborne Systems	1,238	1,134	3,530	3,316
Technical Services	873	797	2,508	2,273
Corporate and Eliminations	(511)	(526)	(1,459)	(1,471)

Total	$6,272	$6,205	$18,298	$18,214

	Three Months Ended		Nine Months Ended
Intersegment Sales (In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Integrated Defense Systems	$23	$29	$75	$102
Intelligence and Information Systems	2	5	11	14
Missile Systems	27	34	73	42
Network Centric Systems	129	128	360	363
Space and Airborne Systems	164	155	438	467
Technical Services	177	183	525	507

Total	$522	$534	$1,482	$1,495

	Three Months Ended		Nine Months Ended
Operating Income (In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Integrated Defense Systems	$208	$217	$639	$610
Intelligence and Information Systems	60	68	(219)	195
Missile Systems	162	145	484	450
Network Centric Systems	172	172	503	505
Space and Airborne Systems	191	159	521	473
Technical Services	77	60	217	157
FAS/CAS Pension Adjustment	(62)	(1)	(170)	21
Corporate and Eliminations	(59)	(55)	(172)	(169)

Total	$749	$765	$1,803	$2,242

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

The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Intersegment profit eliminations	$(46)	$(47)	$(133)	$(125)
Corporate	(13)	(8)	(39)	(44)

Total	$(59)	$(55)	$(172)	$(169)

	Three Months Ended		Nine Months Ended
Intersegment Operating Income (In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Integrated Defense Systems	$1	$2	$5	$6
Intelligence and Information Systems	—	—	1	1
Missile Systems	4	3	10	4
Network Centric Systems	11	11	29	31
Space and Airborne Systems	14	14	39	39
Technical Services	16	17	49	44

Total	$46	$47	$133	$125

Identifiable Assets (In millions)			Sept. 26, 2010	Dec. 31, 2009
Integrated Defense Systems			$1,909	$1,943
Intelligence and Information Systems			2,183	2,391
Missile Systems			4,985	4,858
Network Centric Systems			4,238	4,199
Space and Airborne Systems			4,316	4,236
Technical Services			1,335	1,340
Corporate			3,886	4,640

Total			$22,852	$23,607

14. Subsequent Events

We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC.

On October 20, 2010 we issued $2.0 billion of fixed rate long-term debt with maturities ranging from 5 to 30 years. In conjunction with the debt issuance, we entered into interest rate lock agreements with a notional value of $800 million during the third quarter of 2010 and $750 million subsequent to the third quarter of 2010 to manage the interest rate risk, which will result in a total increase to AOCL of $9 million, to be amortized over the term of the debt issued. We expect to use a portion of the proceeds to exercise our rights to call and repurchase $678 million of our long-term debt expiring in 2012 and 2013, with prices based on fixed spreads to U.S. Treasuries, and the remainder for other general corporate purposes, including, without limitation, working capital, capital expenditures, debt service requirements and repayment of our outstanding indebtedness, repurchases of our shares of our common stock under our previously announced share repurchase program, discretionary pension contributions and other business initiatives, including possible acquisitions. In the fourth quarter of 2010, we expect to record a charge associated with the make-whole provision on the retired debt estimated at approximately $75 million pretax, $50 million after-tax, based upon current market estimates, which will be included in other (income) expense. We also expect to record approximately $14 million of income as a reduction to interest expense in the fourth quarter of 2010 due to the accelerated amortization related to the deferred gains on the termination of our interest rate swaps and other costs associated with the called debt.

On October 21, 2010, we made a discretionary contribution of $750 million to our pension plans.

With respect to the unaudited consolidated financial information of Raytheon Company for the three and nine months ended September 26, 2010 and September 27, 2009, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 28, 2010, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of September 26, 2010, and the related consolidated statements of operations for the three and nine month periods ended September 26, 2010 and September 27, 2009 and the consolidated statements of cash flows for the nine month periods ended September 26, 2010 and September 27, 2009. This interim financial information is the responsibility of the Company’s management.

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
October 28, 2010

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

Consolidated Results of Operations

As described in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may cause the number of workdays in the current and comparable prior interim period to differ and could affect period-to-period comparisons. There were 63 workdays in the third quarters of 2010 and 2009 and 187 workdays in the first nine months of 2010 compared to 188 workdays in the first nine months of 2009. The following discussions of comparative results among periods should be viewed in this context.

As described in Note 1: Basis of Presentation within Item 1 of this Form 10-Q, we prepared the accompanying unaudited consolidated financial statements of Raytheon Company on the same basis as our annual audited consolidated financial statements, except for the adoption of required new accounting standards in the first nine months of 2010 related to the accounting and disclosure requirements for transfers of financial assets and consolidation of variable interest entities (VIEs).

Selected consolidated results were as follows:

	Three Months Ended		% of Total Net Sales Three Months Ended
(In millions, except percentages and per share data)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Net sales
Products	$5,278	$5,434	84.2%	87.6%
Services	994	771	15.8%	12.4%
Total net sales	6,272	6,205	100.0%	100.0%
Operating expenses
Cost of sales-products	4,119	4,235	65.7%	68.3%
Cost of sales-services	856	659	13.6%	10.6%
Administrative and selling expenses	394	401	6.3%	6.5%
Research and development expenses	154	145	2.5%	2.3%
Total operating expenses	5,523	5,440	88.1%	87.7%
Operating income	749	765	11.9%	12.3%
Non-operating (income) expense
Interest expense	33	32	0.5%	0.5%
Interest income	(3)	(4)	—%	-0.1%
Other (income) expense	(7)	(10)	-0.1%	-0.2%
Total Non-operating (income) expense	23	18	0.4%	0.3%
Federal and foreign income taxes	77	248	1.2%	4.0%
Income from continuing operations	649	499	10.3%	8.0%
Income (loss) from discontinued operations, net of tax	88	(1)	1.4%	—%
Net income	737	498	11.8%	8.0%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	9	8	0.1%	0.1%
Net income attributable to Raytheon Company	$728	$490	11.6%	7.9%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$1.71	$1.25
Diluted earnings per share attributable to Raytheon Company common stockholders	1.94	1.25

	Nine Months Ended		% of Total Net Sales Nine Months Ended
(In millions, except percentages and per share data)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Net sales
Products	$15,560	$15,977	85.0%	87.7%
Services	2,738	2,237	15.0%	12.3%
Total net sales	18,298	18,214	100.0%	100.0%
Operating expenses
Cost of sales-products	12,426	12,525	67.9%	68.8%
Cost of sales-services	2,371	1,905	13.0%	10.5%
Administrative and selling expenses	1,216	1,135	6.6%	6.2%
Research and development expenses	482	407	2.6%	2.2%
Total operating expenses	16,495	15,972	90.1%	87.7%
Operating income	1,803	2,242	9.9%	12.3%
Non-operating (income) expense
Interest expense	98	95	0.5%	0.5%
Interest income	(10)	(11)	-0.1%	-0.1%
Other (income) expense	(2)	(18)	—%	-0.1%
Total Non-operating (income) expense	86	66	0.5%	0.4%
Federal and foreign income taxes	388	716	2.1%	3.9%
Income from continuing operations	1,329	1,460	7.3%	8.0%
Income (loss) from discontinued operations, net of tax	76	(1)	0.4%	—
Net income	1,405	1,459	7.7%	8.0%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	24	28	0.1%	0.2%
Net income attributable to Raytheon Company	$1,381	$1,431	7.5%	7.9%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$3.43	$3.60
Diluted earnings per share attributable to Raytheon Company common stockholders	3.63	3.59

Total Net Sales

The increase in total net sales of $67 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to higher external net sales of $95 million at SAS and $82 million at TS, partially offset by lower external net sales of $67 million at IIS and $62 million at IDS. The increase in external net sales at SAS was primarily due to higher sales from higher volume, as planned, as work increased on certain classified business and on an international tactical radar program. The increase in external net sales at TS was primarily due to higher net sales from growth on TS’ training programs. The decrease in external net sales at IIS was primarily due to lower net sales on various classified programs and on a distributed ground systems program for the U.S. Air Force. The decrease in external net sales at IDS was primarily due to lower net sales on various U.S. Navy programs and lower net sales on two joint battlefield sensor programs. The decrease in product net sales of $156 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to lower external product net sales of $108 million at IIS and $67 million at IDS, partially offset by higher net external product sales of $60 million at SAS. The increase in service net sales of $223 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to higher external service net sales of $105 million at TS, $41 million at IIS, $36 million at NCS, and $35 million at SAS.

Sales to the U.S. Department of Defense (DoD) were 84% and 85% of total net sales in the third quarters of 2010 and 2009, respectively. Sales to the U.S. Government were 86% and 90% of total net sales in the third quarters of 2010 and 2009, respectively. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $830 million and $690 million in the third quarters of 2010 and 2009, respectively. Total international sales, including foreign military sales, were $1,513 million or 24.1% of total net sales in the third quarter of 2010 compared to $1,360 million or 21.9% of total net sales in the third quarter of 2009.

The increase in total net sales of $84 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to higher external sales of $243 million at SAS, $217 million at TS, and $50 million at IDS, partially offset by lower external net sales of $461 million at IIS. The increase in external net sales at SAS was primarily due to higher volume, as planned, as work increased on certain classified business and on an international tactical radar program. The increase in external net sales at TS was primarily due to higher net sales from growth on TS’ training programs. The increase in external net sales at IDS was primarily due to higher net sales on Patriot programs. The decrease in external net sales at IIS was primarily due to lower net sales on a UK Border Agency Program, on which Raytheon Systems Limited (“RSL”) was notified of its termination in the second quarter of 2010, as described in Commitments and Contingencies on page 43, driven principally by the $316 million adjustment recorded in the second quarter of 2010 from a change in our estimated revenue and costs. The decrease in product net sales of $417 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to lower external product net sales of $527 million at IIS primarily due to lower net sales on a UK Border Agency Program, described above, partially offset by higher external product net sales of $165 million at SAS. The increase in service net sales of $501 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to higher external service net sales of $255 million at TS, $99 million at NCS and $78 million at SAS.

Sales to the U.S. Department of Defense (DoD) were 86% and 85% of total net sales in the first nine months of 2010 and 2009, respectively. Sales to the U.S. Government were 90% and 89% of total net sales in the first nine months of 2010 and 2009, respectively. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $2,410 million and $1,884 million in the first nine months of 2010 and 2009, respectively. Total international sales, including foreign military sales, were $4,099 million or 22.4% of total net sales in the first nine months of 2010 compared to $3,753 million or 20.6% of total net sales in the first nine months of 2009.

Cost of Sales

The increase in cost of sales of $81 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to higher expense of $61 million related to the FAS/CAS Pension Adjustment described below.

The increase in cost of sales of $367 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to higher expense of $191 million related to the FAS/CAS Pension Adjustment described below and $176 million of increased costs, including $51 million on a UK Border Agency program, on which RSL was notified of its termination, as described above.

The FAS/CAS Pension Adjustment, which was $62 million of expense in the third quarter of 2010 compared to $1 million of expense in the third quarter of 2009, and $170 million of expense in the first nine months of 2010 compared to $21 million of income in the first nine months of 2009, is reported as a separate line item in our segment results. The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under financial accounting standards (FAS) in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and our pension expense under U.S. Government Cost Accounting Standards (CAS). The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government. For more information on the FAS/CAS Pension Adjustment, see our discussion below in Segment Results.

Administrative and Selling Expenses

Administrative and selling expenses in the third quarter and first nine months of 2010 remained relatively consistent as a percentage of net sales compared to the third quarter and first nine months of 2009. We expect administrative and selling expenses as a percentage of net sales for the full-year 2010 to be relatively consistent with 2009.

Research and Development Expenses

Research and development expenses in the third quarter and first nine months of 2010 remained relatively consistent as a percentage of net sales compared to the third quarter and first nine months of 2009. We expect research and development expenses as a percentage of net sales for the full-year 2010 to be relatively consistent with 2009.

Total Operating Expenses

The increase in total operating expenses of $83 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to higher expense of $61 million related to the FAS/CAS Pension Adjustment described above.

The increase in total operating expenses of $523 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to higher expense of $191 million related to the FAS/CAS Pension Adjustment, $176 million of increased cost of sales, as described above, including $51 million of higher operating expenses on a UK Border Agency program, on which RSL was notified of its termination, as described above.

In accordance with GAAP, pension and other postretirement benefit assets and liabilities are valued annually at the end of the year for purposes of determining funded status and future year pension expense. Our long-term return on assets and discount rate assumptions are key variables in making such determinations and are described in more detail under “Critical Accounting Estimates” within Item 7 of our Form 10-K for the year ended December 31, 2009. The pro-rated return on assets through September 26, 2010 was below our annual return assumption of 8.75% at December 31, 2009. If the actual rate of return on plan assets were to be below our assumed rate of return through December 31, 2010, it would negatively impact our funded status at year-end and increase pension expense in future years. Additionally, the corporate bond yield environment as of September 26, 2010 was below our discount rate assumption of 6.25% at December 31, 2009. If the actual bond yield environment were to be below our assumed rate at December 31, 2010, it would result in a lower discount rate than our discount rate assumption at December 31, 2009 and negatively impact our funded status at year-end. The ultimate impact on our future pension expense and funded status will be based upon market conditions in effect when we perform our annual valuation for the December 31, 2010 financial statements.

Operating Income

The decrease in operating income of $16 million in the third quarter of 2010 compared with the third quarter of 2009 was primarily due to higher expense of $61 million related to the FAS/CAS Pension Adjustment as described above, partially offset by improved program performance, which had approximately a $40 million impact on operating income, the primary drivers of which are described in Segment Results below.

The decrease in operating income of $439 million in the first nine months of 2010 compared with the first nine months of 2009 was primarily due to the $395 million adjustment in the second quarter of 2010 from a change in our estimated revenue and costs on a UK Border Agency program, on which RSL was notified of its termination, as previously described, and higher expense of $191 million related to the FAS/CAS Pension Adjustment. These decreases were partially offset by improved program performance, which had approximately a $90 million impact on operating income and increased volume, which had approximately a $60 million impact on operating income, the primary drivers of which are described in Segment Results below.

Non-Operating Expense, Net

The increase in non-operating expense, net of $5 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to a $3 million year over year change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans due to net gains of $10 million in the third quarter of 2010 compared to net gains of $13 million in the third quarter of 2009.

The increase in non-operating expense, net of $20 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to a $12 million year over year change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans due to net gains of $12 million in the first nine months of 2010 compared to net gains of $24 million in the first nine months of 2009.

Federal and Foreign Income Taxes

Our effective tax rate reflects the 35% U.S. statutory rate adjusted for various permanent differences between book and tax reporting. Our effective tax rates in the third quarter of 2010 and 2009 were 10.6% and 33.2%, respectively. The 22.6% decrease was primarily due to the receipt of final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of the IRS’ examination of our tax returns for the 1998-2005 tax years (Tax Settlement) which decreased our tax expense from continuing operations by $170 million in the three months ended September 26, 2010. Our effective tax rates in the first nine months of 2010 and 2009 were 22.6% and 32.9%, respectively. The 10.3% decrease was primarily due to the Tax Settlement, as described above.

Income (loss) from Discontinued Operations, Net of Tax

The increases in income (loss) from discontinued operations, net of tax, of $89 million and $77 million in the third quarter of 2010 compared to the third quarter of 2009 and the first nine months of 2010 compared to the first nine months of 2009, respectively, were primarily due to the Tax Settlement, as described above, which included a $89 million decrease in tax expense from discontinued operations, primarily related to our previous disposition of Raytheon Engineers and Constructors (RE&C).

Diluted Earnings per Share from Continuing Operations Attributable to Raytheon Company Common Stockholders

The increase in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders of $0.46 in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to the Tax Settlement, as described above, and operational improvements, partially offset by the FAS/CAS Pension Adjustment.

The decrease in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders of $0.17 in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the $0.72 per share impact in the first nine months of 2010 of the adjustment from a change in our estimated revenue and costs on a UK Border Agency program, on which RSL was notified of its termination, as previously described, and the FAS/CAS Pension Adjustment, partially offset by the Tax Settlement, as described above, and operational improvements.

Diluted Earnings per Share Attributable to Raytheon Company Common Stockholders

The increase in diluted earnings per share attributable to Raytheon Company common stockholders of $0.69 in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to the Tax Settlement, as described above.

The increase in diluted earnings per share attributable to Raytheon Company common stockholders of $0.04 in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the Tax Settlement, as described above, operational improvement and a decrease in average shares outstanding, partially offset by the $0.72 per share impact in the first nine months of 2010 of the adjustment from a change in our estimated revenue and costs on a UK Border Agency program, on which RSL was notified of its termination, as previously described, and the FAS/CAS Pension Adjustment. The decrease in average shares outstanding in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the repurchase of 29.7 million shares during the last 12 months.

Adjusted EPS

Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the earnings per share impact of the FAS/CAS Pension Adjustment and certain specific significant unusual items. Third quarter of 2010 Adjusted EPS also excludes the earnings per share impact of the Tax Settlement as a result of our receipt of final approval from the IRS and the U.S Congressional Joint Committee on Taxation of the IRS’ examination of our tax returns for the 1998-2005 tax years, as described above. First nine months of 2010 Adjusted EPS also excludes the earnings per share impact of the UK Border Agency program, on which RSL was notified of its termination in the second quarter of 2010, as previously described, as well as the Tax Settlement, as previously described. Adjusted Income from continuing operations attributable to Raytheon Company common stockholders is income from continuing operations attributable to Raytheon Company common stockholders excluding the after-tax impact of the FAS/CAS Pension Adjustment at the federal statutory tax rate of 35% and the after-tax impact of certain specific significant unusual items. Third quarter of 2010 Adjusted Income from continuing operations attributable to Raytheon Company common stockholders also excludes the after-tax impact of the Tax Settlement, as previously described. First nine months of 2010 Adjusted Income from continuing operations attributable to Raytheon Company common stockholders also excludes the after-tax impact of the UK Border Agency program, on which RSL was notified of its termination, as previously described, at a 30.5% blended tax rate for the second quarter of 2010 based on the impact to our tax provision in the second quarter of 2010 associated with the UK Border Agency program termination, and the Tax

Settlement, as previously described. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting the Company’s financial performance and we believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension costs and to better compare our operating performance to others in the industry on that same basis and excluding significant unusual items. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding. Adjusted EPS was as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.71	$1.25	$3.43	$3.60
Less: Earnings per share impact of the FAS/CAS Pension Adjustment	(0.11)	—	(0.29)	0.03
Less: Earnings per share impact of the UK Border Agency program on which RSL was notified of its termination	—	—	(0.72)	—
Less: Earnings per share impact of the Tax Settlement	0.45	—	0.45	—

Adjusted EPS	$1.36	$1.25	$3.99	$3.56

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

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Integrated Defense Systems	$1,319	$1,387	$4,007	$3,984
Intelligence and Information Systems	735	805	1,937	2,401
Missile Systems	1,391	1,396	4,167	4,148
Network Centric Systems	1,227	1,212	3,608	3,563
Space and Airborne Systems	1,238	1,134	3,530	3,316
Technical Services	873	797	2,508	2,273
Corporate and Eliminations	(511)	(526)	(1,459)	(1,471)

Total	$6,272	$6,205	$18,298	$18,214

	Three Months Ended		Nine Months Ended
Operating Income (In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Integrated Defense Systems	$208	$217	$639	$610
Intelligence and Information Systems	60	68	(219)	195
Missile Systems	162	145	484	450
Network Centric Systems	172	172	503	505
Space and Airborne Systems	191	159	521	473
Technical Services	77	60	217	157
FAS/CAS Pension Adjustment	(62)	(1)	(170)	21
Corporate and Eliminations	(59)	(55)	(172)	(169)

Total	$749	$765	$1,803	$2,242

	Three Months Ended		Nine Months Ended
Bookings (In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Integrated Defense Systems	$721	$712	$2,287	$3,717
Intelligence and Information Systems	703	510	3,072	1,602
Missile Systems	2,179	1,395	5,177	4,210
Network Centric Systems	792	698	2,720	2,715
Space and Airborne Systems	947	940	2,988	3,470
Technical Services	696	882	2,221	2,279

Total	$6,038	$5,137	$18,465	$17,993

Included in bookings were international bookings of $841 million and $1,306 million in the three months ended September 26, 2010 and September 27, 2009, respectively, and $2,753 million and $4,859 million in the nine months ended September 26, 2010 and September 27, 2009, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 14% and 25% of total bookings in the three months ended September 26, 2010 and September 27, 2009, respectively, and 15% and 27% of total bookings in the nine months ended September 26, 2010 and September 27, 2009, respectively. Classified bookings amounted to 14% and 11% of total bookings in the three months ended September 26, 2010 and September 27, 2009, respectively, and 18% and 13% of total bookings in the nine months ended September 26, 2010 and September 27, 2009, respectively.

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

	Funded Backlog		Total Backlog
(In millions)	Sept. 26, 2010	Dec. 31, 2009	Sept. 26, 2010	Dec. 31, 2009
Integrated Defense Systems	$5,590	$5,595	$8,990	$10,665
Intelligence and Information Systems	916	1,588	4,528	4,360
Missile Systems	6,746	6,454	8,617	7,657
Network Centric Systems	3,937	4,389	4,805	5,501
Space and Airborne Systems	3,156	3,402	5,795	5,921
Technical Services	2,254	2,051	3,006	2,773

Total	$22,599	$23,479	$35,741	$36,877

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

As discussed in Commitments and Contingencies on page 43, on July 22, 2010, RSL was notified of its termination on the UK Border Agency program, which resulted in a net backlog adjustment of $556 million at IIS.

Integrated Defense Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 26, 2010	Sept. 27, 2009	% Change	Sept. 26, 2010	Sept. 27, 2009	% Change
Total Net Sales	$1,319	$1,387	-4.9%	$4,007	$3,984	0.6%
Total Operating Expenses	1,111	1,170	-5.0%	3,368	3,374	-0.2%
Operating Income	208	217	-4.1%	639	610	4.8%
Operating Margin	15.8%	15.6%		15.9%	15.3%
Bookings	$721	$712	1.3%	$2,287	$3,717	-38.5%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $68 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to $77 million of lower net sales on various U.S. Navy programs due to scheduled completion of design and production efforts, including $59 million from the scheduled completion of certain design phases on a U.S. Navy combat systems program, and $63 million of lower net sales on two joint battlefield sensor programs, driven principally by lower volume due to the completion of scheduled program production efforts and a scheduled decrease in design and development effort. The decrease in net sales was partially offset by $25 million of higher net sales on Patriot programs driven principally by scheduled design and production effort on an international Patriot program awarded in the fourth quarter of 2008. The decrease in operating expenses of $59 million in the third quarter of 2010 compared to the third quarter of 2009 was driven primarily by the activity in the programs described above.

The increase in net sales of $23 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to $364 million of higher net sales on Patriot programs principally due to $307 million of higher net sales driven by scheduled design and production effort on an international Patriot program awarded in the fourth quarter of 2008. The increase in net sales was partially offset by $195 million of lower net sales on various U.S. Navy programs due to scheduled completion of design and production efforts, including $119 million from the scheduled completion of certain design phases on a U.S. Navy combat systems program, and $165 million of lower net sales on two joint battlefield sensor programs, driven principally by lower volume due to the completion of scheduled program production efforts and a scheduled decrease in design and development effort. Operating expenses in the first nine months of 2010 remained relatively consistent with the first nine months of 2009, primarily due to the activity in the programs described above.

Operating Income and Margin. The decrease in operating income of $9 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to decreased volume, which had a $9 million impact on operating income, driven by the programs described above. Operating margin in the third quarter of 2010 remained relatively consistent with the third quarter of 2009.

The increase in operating income of $29 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to a change in contract mix principally driven by the change in net sales described above, which had a $24 million impact on operating income. The increase in operating margin in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the change in contract mix described above.

Backlog and Bookings. Backlog was $8,990 million at September 26, 2010 compared to $10,665 million at December 31, 2009. The decrease in backlog of $1,675 million or 15.7% at September 26, 2010 compared to December 31, 2009 was primarily due to lower bookings in the first nine months of 2010.

Bookings in the third quarter of 2010 remained relatively consistent with the third quarter of 2009. In the third quarter of 2010, IDS booked $190 million for the U.S. Army/U.S. Navy Transportable Radar Surveillance (AN/TPY 2) radar for the Missile Defense Agency (MDA), $104 million on Zumwalt-class destroyer program for the U.S. Navy and $103 million for the Aegis weapon system for the U.S. Navy.

The decrease in bookings of $1,430 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to higher bookings in the first nine months of 2009. In addition to the bookings noted above, in the first nine months of 2010, IDS booked $685 million for a Patriot air and missile defense program for U.S. and international customers and $146 million on the Zumwalt-class destroyer program for the U.S. Navy, which included initial funding for the third ship. In the first nine months of 2009, IDS booked $1,852 million on patriot programs, $157 million to provide Finland with Surface Launch Medium Range Air-to-Air Missile (SL-AMRAAM) systems and, $150 million for the Joint Land Attack Cruise Missile Defense Elevated Netted Sensor Systems (JLENS) program and $217 million for the two Volume Search Radar (VSR) arrays for the U.S. Navy, one for the Zumwalt-class destroyer program and one for the CVN 78 aircraft carrier.

Intelligence and Information Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 26, 2010	Sept. 27, 2009	% Change	Sept. 26, 2010	Sept. 27, 2009	% Change
Total Net Sales	$735	$805	-8.7%	$1,937	$2,401	-19.3%
Total Operating Expenses	675	737	-8.4%	2,156	2,206	-2.3%
Operating Income	60	68	-11.8%	(219)	195	-212.3%
Operating Margin	8.2%	8.4%		-11.3%	8.1%
Bookings	$703	$510	37.8%	$3,072	$1,602	91.8%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $70 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to $38 million of lower net sales on various classified programs, $20 million of lower net sales on a distributed ground systems program for the U.S. Air Force principally from lower volume as a result of the planned program schedule, and $13 million of lower net sales on the UK Border Agency program, on which RSL was notified of its termination in the second quarter of 2010, as described in Commitments and Contingencies on page 43. The decrease in net sales was partially offset by $42 million of higher net sales on a GPS command, control and mission capabilities program awarded in the first quarter of 2010 as a result of scheduled design and build efforts. The remaining change in net sales was spread across numerous programs. The decrease in operating expenses of $62 million in the third quarter of 2010 compared to the third quarter of 2009 was driven primarily by the activity in the programs described above.

The decrease in net sales of $464 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to $358 million of lower net sales on the UK Border Agency Program driven principally by the $316 million adjustment recorded in the second quarter of 2010 from a change in our estimated revenue and costs on the UK Border Agency program, and $61 million of expected lower net sales on a distributed ground systems program for the U.S. Air Force principally from lower volume as a result of the planned program schedule. The decrease in net sales was partially offset by $50 million of higher net sales on a GPS command, control and mission capabilities program awarded in the first quarter of 2010 as a result of scheduled design and build efforts. The remaining change in net sales was spread across numerous programs. The decrease in operating expenses of $50 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily driven by the activity in the programs described above, partially offset by $51 million of higher operating expense related to the UK Border Agency program described above.

Operating Income and Margin. The decrease in operating income of $8 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily driven by legal fees and other period expenses incurred in connection with the UK Border Agency program dispute and arbitration, which had a $4 million impact on operating income, and lower volume, which had a $3 million impact on operating income. IIS’ operating income was also reduced by approximately $4 million in the third quarter of 2010 and $4 million in the third quarter of 2009 by certain cybersecurity related acquisition costs and investments. Operating margin in the third quarter of 2010 remained relatively consistent with the third quarter of 2009.

The decrease in operating income of $414 million and the decrease in operating margin in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to a $395 million adjustment recorded in the second quarter of 2010 from a change in our estimated revenue and costs on the UK Border Agency program. IIS’ operating income was reduced by approximately $14 million in the first nine months of 2010 and $13 million in the first nine months of 2009 by certain cybersecurity related acquisition costs and investments.

Backlog and Bookings. Backlog was $4,528 million at September 26, 2010 compared to $4,360 million at December 31, 2009. The increase in backlog of $168 million or 3.9% was primarily due to higher bookings in the first nine months of 2010, partially offset by a $556 million net backlog adjustment on the UK Border Agency program, recorded in the second quarter of 2010.

The increase in bookings of $193 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to higher bookings in the third quarter 2010. In the third quarter of 2010, IIS booked $447 million on a number of classified contracts compared to $267 million in the third quarter of 2009.

The increase in bookings of $1,470 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to higher bookings in the first nine months of 2010 described below. In addition to the bookings noted above, in the first nine months of 2010, IIS booked an $898 million award on a contract to develop the next-generation Global Positioning System Advanced Control Segment (GPS-OCX) for the U.S. Air Force and $995 million on a number of classified contracts, including $361 million on a major classified program, compared to $578 million in the first nine months of 2009.

Missile Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 26, 2010	Sept. 27, 2009	% Change	Sept. 26, 2010	Sept. 27, 2009	% Change
Total Net Sales	$1,391	$1,396	-0.4%	$4,167	$4,148	0.5%
Total Operating Expenses	1,229	1,251	-1.8%	3,683	3,698	-0.4%
Operating Income	162	145	11.7%	484	450	7.6%
Operating Margin	11.6%	10.4%		11.6%	10.8%
Bookings	$2,179	$1,395	56.2%	$5,177	$4,210	23.0%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $5 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to $32 million of lower net sales, principally from lower volume, on a non line-of-sight missile program which received a stop-work order during the second quarter of 2010, offset by $51 million of higher net sales on the Advanced Medium Range Air-to-Air Missile (AMRAAM) program, principally from higher volume driven by scheduled higher production build rates. The remaining change in net sales was spread across numerous programs. The decrease in operating expenses of $22 million in the third quarter of 2010 compared to the third quarter of 2009 was driven primarily by the change in program mix described below.

The increase in net sales of $19 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to $76 million of higher net sales on a tube-launched, optically-tracked, wireless guided missile program, principally from higher volume driven by scheduled higher production build rates and $70 million of higher net sales on AMRAAM, principally from higher volume driven by scheduled higher production build rates. The increase in net sales was partially offset by $80 million of lower net sales on the Kinetic Energy Interceptor (KEI) program, which was terminated for convenience in the second quarter of 2009. Operating expenses in the first nine months of 2010 remained relatively consistent with the first nine months of 2009, primarily due to the improved program performance and change in contract mix described below.

Operating Income and Margin. The increase in operating income of $17 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to a change in contract mix spread across numerous programs, with no individual or common significant driver, which had a $13 million impact on operating income. The increase in operating margin in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to the change in contract mix described above.

The increase in operating income of $34 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to improved program performance, which had a $18 million impact on operating income, primarily due to $13 million from labor and material production efficiencies on various air weapons systems programs, and a change in contract mix spread across numerous programs, with no individual or common significant driver, which had a $17 million impact on operating income. The increase in operating margin in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the improved program performance and contract mix described above.

Backlog and Bookings. Backlog was $8,617 million at September 26, 2010 compared to $7,657 million at December 31, 2009. The increase in backlog of $960 million or 12.5% was primarily due to higher bookings in the first nine months of 2010.

The increase in bookings of $784 million in the third quarter of 2010 compared to the third quarter of 2009 included $545 million for the production of AMRAAM for the U.S. Air Force and international customers, $451 million for engineering and manufacturing development of Small Diameter Bomb II (SDB II) for the joint U.S. Air Force and U.S Navy program, $237 million for Standard Missile-3 (SM-3) for the Missile Defense Agency (MDA) and an international customer, $204 million for the production of Rolling Airframe Missile (RAM) for the U.S. Navy and an international customer, $119 million for the Javelin program for the U.S. Army and international customers, $112 million for the production of AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy and international customers, and $106 million for development work on the Exoatmospheric Kill Vehicle (EKV) for the MDA.

The increase in bookings of $967 million in the first nine months of 2010 compared to the first nine months of 2009 included a large classified booking in the first nine months of 2010. In addition to the bookings noted above, in the first nine months of 2010, MS booked $535 million on a classified program, $446 million for the development of SM-3 and $111 million for development work on the EKV program for the MDA, $291 million for the production of SM-2 for an international customer and the U.S. Navy, $203 million for the production of Tomahawk missiles for the U.S. Navy, $102 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy, $95 million for the production of TOW missiles for international customers and the U.S. Army, $81 million for the production of AIM-9X short range air-to-air missiles for the U.S. Navy and international customers, $223 million for the Phalanx Weapons System for the U.S. Navy, and $123 million for Evolved Sea Sparrow Missiles (ESSM) for the U.S. Navy and international customers. In addition to the bookings noted above, in the first nine months of 2009, MS booked $521 million for the production of AMRAAM systems for international customers and the U.S. Air Force, $260 million for Phalanx Weapon Systems and $207 million for the production of Tomahawk Block IV missiles for the U.S. Navy.

Network Centric Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 26, 2010	Sept. 27, 2009	% Change	Sept. 26, 2010	Sept. 27, 2009	% Change
Total Net Sales	$1,227	$1,212	1.2%	$3,608	$3,563	1.3%
Total Operating Expenses	1,055	1,040	1.4%	3,105	3,058	1.5%
Operating Income	172	172	—%	503	505	-0.4%
Operating Margin	14.0%	14.2%		13.9%	14.2%
Bookings	$792	$698	13.5%	$2,720	$2,715	0.2%

Total Net Sales and Total Operating Expenses. The increase in net sales of $15 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to $73 million of higher net sales related to BBN, which we acquired in the fourth quarter of 2009, $49 million of higher net sales on a U.S. Army communications program driven by a planned increase in production, $40 million of higher net sales, as planned, on a classified international program awarded in the fourth quarter of 2009, due to a scheduled increase in design and production efforts. The increase in net sales was partially offset by $36 million of lower net sales on a U.S. Army sensor program and $32 million of lower net sales on a U.S. Army radar support program, both due to planned declines in production. Operating expenses in the third quarter of 2010 remained relatively consistent compared to the third quarter of 2009, primarily due to the improved program performance described below.

The increase in net sales of $45 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to $195 million of higher net sales related to BBN and $75 million of higher net sales, as planned, on a classified international program awarded in the fourth quarter of 2009, due to a scheduled increase in design and production efforts. The increase in net sales was partially offset by $119 million of lower net sales on a U.S. Army sensor program and $76 million of lower net sales on a U.S Army radar support program, both due to planned declines in production. The increase in operating expenses of $47 million in the first nine months of 2010 compared to the first nine months of 2009 was driven primarily by the activity described above.

Operating Income and Margin. Operating income and margin in the third quarter of 2010 remained relatively consistent with the third quarter of 2009.

Operating income in the first nine months of 2010 remained relatively consistent with the first nine months of 2009, primarily due to a change in contract mix, which had a $19 million negative impact on operating income, driven principally by lower volume on a U.S. Army sensor program, partially offset by increased volume, which had a $10 million impact on operating income. Operating margin in the first nine months of 2010 remained relatively consistent with the first nine months of 2009.

Backlog and Bookings. Backlog was $4,805 million at September 26, 2010 compared to $5,501 million at December 31, 2009.

The increase in bookings of $94 million in the third quarter of 2010 compared to the third quarter of 2009 included an $84 million booking for airborne tactical communications systems for multiple customers in the third quarter of 2010.

Bookings in the first nine months of 2010 remained relatively consistent with the first nine months of 2009. In addition to the bookings noted above, in the first nine months of 2010, NCS booked $138 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) program for the U.S. Army. In the first nine months of 2009, NCS booked $82 million for the Global Positioning Satellite-Aided Geosynchronous Augmented Navigation (GAGAN) system for the India Space Research Organization (ISRO).

Space and Airborne Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 26, 2010	Sept. 27, 2009	% Change	Sept. 26, 2010	Sept. 27, 2009	% Change
Total Net Sales	$1,238	$1,134	9.2%	$3,530	$3,316	6.5%
Total Operating Expenses	1,047	975	7.4%	3,009	2,843	5.8%
Operating Income	191	159	20.1%	521	473	10.1%
Operating Margin	15.4%	14.0%		14.8%	14.3%
Bookings	$947	$940	0.7%	$2,988	$3,470	-13.9%

Total Net Sales and Total Operating Expenses. The increase in net sales of $104 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to $52 million of higher net sales from higher volume, as planned, as work increased on certain classified business awarded in the first half of 2009 and $30 million of higher net sales from higher volume, as planned, as production work increased on an international tactical radar program awarded in the first quarter of 2010. The increase in operating expenses of $72 million in the third quarter of 2010 compared to the third quarter of 2009 was driven primarily by the activity described above.

The increase in net sales of $214 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to $210 million of higher net sales from higher volume, as planned, as work increased on certain classified business awarded in the first half of 2009 and $81 million of higher net sales from higher volume, as planned, as production work increased on an international tactical radar program awarded in the first quarter of 2010. The increase in net sales was partially offset by $83 million of lower net sales from lower volume, as planned, as an advanced targeting program moved toward completion. The increase in operating expenses of $166 million in the first nine months of 2010 compared to the first nine months of 2009 was driven primarily by the activity described above.

Operating Income and Margin. The increase in operating income of $32 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to improved program performance, spread across numerous programs with no individual or common significant driver, which had a $14 million impact on operating income, higher volume, which had a $10 million impact on operating income and a change in contract mix driven primarily by higher volume on an international tactical radar program, which had a $10 million impact on operating income. The increase in operating margin in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to the improved program performance and change in contract mix described above.

The increase in operating income of $48 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to a change in contract mix driven by higher volume on an international tactical radar program, which had a $30 million impact on operating income, and higher volume, which had a $22 million impact on operating income. The increase in operating income was partially offset by $19 million from the favorable settlement of affirmative claims on three fixed-price programs included in the first nine months of 2009. The increase in operating margin in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the change in contract mix described above.

Backlog and Bookings. Backlog was $5,795 million at September 26, 2010 compared to $5,921 million at December 31, 2009.

Bookings in the third quarter of 2010 remained relatively consistent with the third quarter of 2009. In the third quarter of 2010, SAS booked $265 million on a number of classified contracts compared to $201 million in the third quarter of 2009. In the third quarter of 2010, SAS also booked $87 million for the production of Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and Air National Guard.

The decrease in bookings of $482 million in the first nine months of 2010 compared to the first nine months of 2009 included a $422 million international tactical radar award in the first half of 2009. In addition to the bookings noted above, in the first nine months of 2010, SAS booked $649 million on a number of classified contracts, including $357 million on a major classified space program, $127 million on an international tactical radar program, and $90 million for the production of Advanced Countermeasures Electronic System (ACES) for an international customer. In the first nine months of 2009, SAS booked approximately $1.2 billion on a number of classified contracts.

Technical Services

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sept. 26, 2010	Sept. 27, 2009	% Change	Sept. 26, 2010	Sept. 27, 2009	% Change
Total Net Sales	$873	$797	9.5%	$2,508	$2,273	10.3%
Total Operating Expenses	796	737	8.0%	2,291	2,116	8.3%
Operating Income	77	60	28.3%	217	157	38.2%
Operating Margin	8.8%	7.5%		8.7%	6.9%
Bookings	$696	$882	-21.1%	$2,221	$2,279	-2.5%

Total Net Sales and Total Operating Expenses. The increase in net sales of $76 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to $53 million of higher net sales from growth on TS’ training programs, principally domestic and foreign training programs supporting the U.S. Army’s Warfighter FOCUS activities due to an increase in customer determined activity levels. The increase in operating expenses of $59 million in the third quarter of 2010 compared to the third quarter of 2009 was driven primarily by the activity in the programs described above.

The increase in net sales of $235 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to $202 million of higher net sales from growth on TS’ training programs, principally domestic and foreign training programs supporting the U.S. Army’s Warfighter FOCUS activities due to an increase in customer determined activity levels. The increase in operating expenses of $175 million in the first nine months of 2010 compared to the first nine months of 2009 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The increase in operating income of $17 million in the third quarter of 2010 compared to the third quarter of 2009 was due to improved program performance, which had a $13 million impact on operating income, and increased volume, which had a $4 million impact on operating income. The improved program performance was driven primarily by a contract modification that impacted the scope on an international mission support program, which had a $5 million positive impact on 2010 operating income; and a prior year profit adjustment due to a change in estimate related to certain mission support program costs, which had a $3 million negative impact on 2009 operating income. The increase in operating margin in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to the improved program performance described above.

The increase in operating income of $60 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to improved program performance, which had a $46 million impact on operating income, and increased volume, which had a $12 million impact on operating income. The improved program performance was driven primarily by cost efficiencies associated with an increased level of program activities on various training programs, which had a $13 million positive impact on 2010 operating income, the majority of which was on programs nearing completion; contract modifications that impacted the scope on certain training programs and an international mission support program, which had a $10 million positive impact on 2010 operating income; prior year profit adjustments due to a change in estimate related to certain mission support program costs, which had a $5 million negative impact on 2009 operating income; and higher award fees on a fixed-price service contract, which had a $3 million positive impact on 2010 operating income. The increase in operating margin in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the improved program performance described above.

Backlog and Bookings. Backlog was $3,006 million at September 26, 2010 compared to $2,773 million at December 31, 2009.

The decrease in bookings of $186 million in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to higher bookings in the third quarter of 2009, inclusive of the awards described below. In the third quarter of 2010, TS booked $306 million on domestic training programs and $121 million on foreign training programs in support of the Warfighter FOCUS activities. In the third quarter of 2009, TS booked $320 million on domestic training programs and $191 million on foreign training programs in support of the Warfighter FOCUS activities.

The decrease in bookings of $58 million in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to higher bookings in the first nine months of 2009, inclusive of the awards described below. In addition to the bookings noted above, in the first nine months of 2010, TS booked $554 million on domestic training programs and

$161 million on foreign training programs in support of the Warfighter FOCUS activities, $88 million on the Security Equipment Integration Services (SEIS) contract for the Transportation Security Administration (TSA) and $173 million to provide operational and logistics support to the National Science Foundation (NSF) Office of Polar Programs. In addition to the bookings noted above, in the first nine months of 2009, TS booked $625 million on domestic training programs and $106 million on foreign training programs in support of the Warfighter FOCUS activities and $160 million to upgrade Phalanx Weapon Systems for the Royal Canadian Navy and $100 million for a Defense Threat Reduction Agency (DTRA) program.

FAS/CAS Pension Adjustment

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under FAS in accordance with GAAP and our pension expense under CAS. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
FAS expense	$(242)	$(178)	$(671)	$(484)
CAS expense	180	177	501	505

FAS/CAS Pension Adjustment	$(62)	$(1)	$(170)	$21

Our FAS/CAS Pension Adjustment was $62 million and $170 million of expense in the three and nine months ended September 26, 2010 compared to $1 million of expense and $21 million of income in the three and nine months ended September 27, 2009. The increase in our FAS/CAS Pension Adjustment of $61 million in the three months ended September 26, 2010 compared to the three months ended September 27, 2009 and $191 million in the nine months ended September 26, 2010 compared to the nine months ended September 27, 2009 was driven primarily by approximately $50 million and $150 million, respectively, from the amortization differences of the net unrecognized liability between FAS and CAS, which was principally attributable to the negative 2008 asset returns.

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

On an annual basis, at December 31st, we update our estimate of future FAS and CAS pension expense based upon actual asset returns and other actuarial factors. Other variables that can impact the pension plans’ funded status and FAS and CAS expense include demographic experience such as the expected rates of salary increase, retirement age, turnover and mortality. In addition, certain pension plans provide a lump sum form of benefit that varies based upon externally determined interest rates. Assumptions for these variables are set at the beginning of the year, and are based on actual and projected plan experience. On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation for both FAS and CAS with final census data from the end of the prior year. As a result of this update, our annual FAS/CAS Pension Adjustment changed by $9 million of additional expense, $7 million of which was recorded in the third quarter and first nine months of 2010.

Corporate and Eliminations

Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio.

The components of net sales related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Intersegment sales eliminations	$(522)	$(534)	$(1,482)	$(1,495)
Corporate	11	8	23	24

Total	$(511)	$(526)	$(1,459)	$(1,471)

The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009	Sept. 26, 2010	Sept. 27, 2009
Intersegment profit eliminations	$(46)	$(47)	$(133)	$(125)
Corporate	(13)	(8)	(39)	(44)

Total	$(59)	$(55)	$(172)	$(169)

Discontinued Operations

In pursuing our business strategies we have divested of certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At September 26, 2010 and December 31, 2009, we had $48 million and $71 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At September 26, 2010 and December 31, 2009, we had $55 million and $57 million, respectively, of liabilities primarily related to certain environmental and product liabilities, aircraft lease obligations, non-income tax obligations and various contract obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. The Internal Revenue Service (IRS) concluded a federal excise tax audit and assessed us additional excise tax related to the treatment of certain Flight Options LLC customer fees and charges, which we have appealed. We continue to believe that an unfavorable outcome is not probable and expect that any potential liability will not have a material adverse effect on our financial position, results of operations or liquidity. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

As previously described, during the third quarter of 2010, we recorded a reduction in our unrecognized tax benefits, which included a decrease of $89 million in tax expense from discontinued operations, including interest, primarily related to our previous disposition of RE&C.

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

During the first nine months of 2010, certain of our significant cash flows, described in more detail below, were as follows:

•	$ 1,200 million of stock repurchases;

•	$ 1,151 million of required contributions to our pension and other postretirement benefit plans;

•	$ 421 million of federal and net foreign tax payments;

•	$ 401 million in dividend payments;

•	$ 250 million of proceeds from warrants exercised; and

•	$ 229 million for payments of additions to property, plant and equipment and capitalized internal use software.

In addition, the following table highlights selected measures of our liquidity and capital resources as of September 26, 2010 and December 31, 2009:

(In millions)	Sept. 26, 2010	Dec. 31, 2009
Cash and cash equivalents	$2,149	$2,642
Working capital	2,211	2,345
Amount available under credit facilities	1,497	1,479

The decrease of $134 million in working capital in the third quarter of 2010 compared to the fourth quarter of 2009 was primarily due to the decrease in cash and cash equivalents, principally from payments for the repurchases of common stock in the first nine months of 2010. This decrease was partially offset by an increase in contracts in process driven by the timing of payments, which was partially offset by a reduction in contracts in process as a result of the UK Border Agency program, on which RSL was notified of its termination, as previously described.

On October 20, 2010 we issued $2.0 billion of fixed rate long-term debt with maturities ranging from 5 to 30 years. In conjunction with the debt issuance, we entered into interest rate lock agreements with a notional value of $800 million during the third quarter of 2010 and $750 million subsequent to the third quarter of 2010 to manage the interest rate risk, which will result in a total increase to AOCL of $9 million, to be amortized over the term of the debt issued. We expect to use a portion of the proceeds to exercise our rights to call and repurchase $678 million of our long-term debt expiring in 2012 and 2013, with prices based on fixed spreads to U.S. Treasuries, and the remainder for other general corporate purposes, including, without limitation, working capital, capital expenditures, debt service requirements and repayment of our outstanding indebtedness, repurchases of our shares of our common stock under our previously announced share repurchase program, discretionary pension contributions and other business initiatives, including possible acquisitions. In the fourth quarter of 2010, we expect to record a charge associated with the make-whole provision on the retired debt estimated at approximately $75 million pretax, $50 million after-tax, based upon current market estimates, which will be included in other (income) expense. We also expect to record approximately $14 million of income as a reduction to interest expense in the fourth quarter of 2010 due to the accelerated amortization related to the deferred gains on the termination of our interest rate swaps and other costs associated with the called debt.

On October 21, 2010, we made a discretionary contribution of $750 million to our pension plans.

Operating Activities

	Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009
Net cash provided by operating activities from continuing operations	$1,070	$1,672
Net cash provided by operating activities	1,077	1,656

The decrease of $579 million in net cash provided by operating activities in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to higher net cash tax payments as described below.

Tax Payments - In the first nine months of 2010, we made $421 million in federal and net foreign tax payments and $54 million in net state tax payments. In the first nine months of 2009, we received federal tax refunds totaling $350 million and made $376 million in federal and net foreign tax payments, net of $69 million of overpayment credits. In the first nine months of 2009, we received state tax refunds totaling $21 million and made $38 million in state tax payments. We expect full year federal and foreign tax payments to be approximately $430 million in 2010 compared to $208 million in 2009. The increase in the expected full year federal and foreign tax payments in 2010 is primarily due to $350 million of refunds received in the first nine months of 2009.

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

Pension Plan Contributions - We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. We made the following required contributions to our pension plans during the first nine months of 2010 and 2009:

	Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009
Required contributions	$1,133	$1,099

We do not expect to make any additional required contributions in 2010. We did not make any discretionary contributions to our pension plans during the nine months ended September 26, 2010 and September 27, 2009, however we periodically evaluate whether to make discretionary contributions. On October 21, 2010, we made a discretionary contribution of $750 million to our pension plans. As discretionary contributions are made, a funding credit is accumulated, which under current rules can be used to offset calculated required contributions. The funding credit for our pension plans was $2.6 billion at December 31, 2009. Future funding requirements will be calculated as required by the Pension Protection Act of 2006 (PPA), which requires companies to fully fund their pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of each year. Under the PPA, the funding credit will be included in the calculation of funding requirements and will not be available to offset required contributions. The new funding rules become effective for the Company on January 1, 2011.

Other postretirement benefit plan payments were $18 million and $27 million in the first nine months of 2010 and 2009, respectively.

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

We made interest payments of $96 million and $102 million in the first nine months of 2010 and 2009, respectively. The decrease in interest payments in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the repurchase of our 4.85% Notes due 2011 in the fourth quarter of 2009.

Investing Activities

	Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009
Net cash used in investing activities	$240	$196

The increase of $44 million in net cash used in investing activities in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to higher additions to property, plant and equipment.

Additions to property, plant and equipment and capitalized internal use software were as follows:

	Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009
Additions to property, plant and equipment	$184	$138
Additions to capitalized internal use software	45	49

We expect our property, plant and equipment and internal use software expenditures to be approximately $385 million and $90 million, respectively, in 2010, consistent with the anticipated growth of our business and for specific investments including program capital assets and facility improvements.

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

Financing Activities

	Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009
Net cash used in financing activities	$1,330	$1,277

We have used cash provided by operating activities as our primary source for the payment of dividends and the repurchase of our common stock. The increase of $53 million in net cash used in financing activities in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the repurchases of common stock offset by proceeds from warrants exercised in the first nine months of 2010.

Stock Repurchases - Information on repurchases of our common stock under our share repurchase programs was as follows:

	Nine Months Ended
(In millions)	Sept. 26, 2010	Sept. 27, 2009
Amount of stock repurchased	$1,200	$900
Shares of stock repurchased	23.7	19.8

In March 2010, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At September 26, 2010 we had approximately $1.7 billion available under this repurchase program. All previous programs have been completed as of September 26, 2010. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

On May 27, 2010, our stockholders approved the Raytheon 2010 Stock Plan (the “Plan”). Under the Plan, we may grant restricted stock awards, stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends - Our Board of Directors authorized the following cash dividends:

	Nine Months Ended
(In millions, except per share amounts)	Sept. 26, 2010	Sept. 27, 2009
Cash dividends per share	$1.125	$0.93
Total dividends paid	401	355

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

Capital Resources

Total debt was $2.3 billion at September 26, 2010 and December 31, 2009. Our outstanding debt bears contractual interest at fixed interest rates ranging from 4.4% to 7.2% and matures at various dates through 2028.

Cash and Cash Equivalents - Cash and cash equivalents were $2.1 billion and $2.6 billion at September 26, 2010 and December 31, 2009, respectively. We invest cash in U.S. Treasuries; commercial paper of financial institutions and corporations with a minimum long-term debt rating of AA- or Aa3 and minimum short-term debt rating of A-1 and P-1; AAA/Aaa rated U.S. Treasury money market funds; and bank certificates of deposit and time deposits with a minimum long-term debt rating of AA- or Aa3. Cash balances held at our foreign subsidiaries were approximately 15% of our total cash balance at September 26, 2010 and December 31, 2009, and are deemed to be indefinitely reinvested.

Credit Facilities - We have two bank revolving credit facilities in the amount of $1.5 billion. The first credit facility is a $1.0 billion, three-year facility maturing in November 2012, $150 million of which is available to Raytheon United Kingdom Limited, our U.K. subsidiary. The second facility is a $500 million 364-day facility maturing in November 2010, which we plan to renew prior to maturity. The terms of the renewed facility, including the amount of the facility, maturity, pricing and covenants, will depend on market conditions at the time of renewal. Borrowings under these facilities bear interest at various rate options, including LIBOR plus a margin based on our credit default swap spread, with minimum and maximum margins that are adjusted for our credit ratings. Based on our credit ratings at September 26, 2010 and December 31, 2009, borrowings under these facilities would bear interest at LIBOR plus 100 basis points, the minimum margin.

Under the $1.0 billion facility, we can borrow, issue letters of credit and backstop commercial paper. Under the $500 million facility, we can borrow and backstop commercial paper. These credit facilities are comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the aggregate of the facilities. As of September 26, 2010 and December 31, 2009, there were no borrowings outstanding under these credit facilities. However, we had $3 million and $21 million of outstanding letters of credit at September 26, 2010 and December 31, 2009, respectively, which effectively reduced our borrowing capacity under these credit facilities by the same amounts.

Under these two facilities, we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 50% and a ratio of consolidated earnings attributable to Raytheon Company before interest, taxes, depreciation and amortization to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with these covenants during the 12 months ended September 26, 2010 and December 31, 2009. Our ratio of total debt to total capitalization was 18.5% and 19.0% at September 26, 2010 and December 31, 2009, respectively. We are providing these ratios, which are financial covenants under our current credit facilities, as these metrics are used by our lenders to monitor the Company’s leverage and debt service capacity and are also thresholds that limit our ability to utilize these two facilities.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity, including the $150 million Raytheon United Kingdom Limited sub-line described above. In addition, other uncommitted bank lines totaled approximately $15 million at September 26, 2010 and December 31, 2009. There were no amounts outstanding under these lines of credit at September 26, 2010 and December 31, 2009. Compensating balance arrangements are not material.

Credit Ratings - Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short and long-tem debt. The following chart reflects the current ratings assigned by each of these agencies as of September 26, 2010 to our short-term debt and long-term senior unsecured debt:

Rating Agency	Short-Term Debt	Long-Term Senior Debt		Date of Last Action
		Rating	Outlook
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	Baa1	Stable	March 2007
S&P	A-2	A -	Stable	September 2008

Shelf Registrations - We have an effective shelf registration statement, filed in October 2008, that covers the registration of common stock issuable under certain outstanding warrants issued in 2006 and expiring in 2011. We except to file a new shelf registration statement with the SEC in October 2010, which will be effective upon filing.

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

Commitments and Contingencies

Environmental Matters -We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and considers that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates of total remediation costs, weighted average risk-free rate, total remediation costs—discounted and recoverable portion were as follows:

(In millions, except percentages)	Sept. 26, 2010	Dec. 31, 2009
Total remediation costs - undiscounted	$234	$208
Weighted average risk free rate	5.6%	5.7%
Total remediation costs - discounted	$161	$139
Recoverable portion	115	97

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

Financing Arrangements and Other - We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2020. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at September 26, 2010 and December 31, 2009 were as follows:

(In millions)	Sept. 26, 2010	Dec. 31, 2009
Guarantees	$280	$227
Letters of Credit	937	898
Surety Bonds	199	203

Included in guarantees and letters of credit described above were $133 million and $247 million, respectively, at September 26, 2010, and $80 million and $206 million, respectively, at December 31, 2009, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At September 26, 2010 and December 31, 2009, we had an estimated liability of $9 million and $6 million, respectively, related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At September 26, 2010, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 26, 2010.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At September 26, 2010 and December 31, 2009, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $75 million relating to 80 aircraft and approximately $109 million relating to 106 aircraft, respectively. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related to assets which serve as collateral for the underlying financial arrangements. As part of the assessment of realizable value, we evaluate many factors, including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing customers to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at September 26, 2010.

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

On July 22, 2010, Raytheon Systems Limited (“RSL”) was notified by the UK Border Agency that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claims to recover certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UK Border Agency under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UK Border Agency was not valid. On August 18, 2010 the UK Border Agency initiated arbitration proceedings on this issue. The parties are in the process of selecting the arbitration panel for this case. We intend to pursue vigorously the collection of receivables for the program and damages in connection with the termination and defend ourselves against the UK Border Agency’s claims for losses and previous payments.

Under the accounting requirements for subsequent events, we determined that the accounting impact of the termination notice was required to be reflected in our results for the period ended June 27, 2010. As a result, we adjusted our estimated amount of revenue and costs under the program in the period ended June 27, 2010. The adjustment was based on our determination that certain assets were no longer expected to be recovered and for estimated costs for certain exit cost obligations under the contract and the estimated settlement of expected future subcontractor claims. The impact of the adjustment reduced Intelligence and Information Systems’ (IIS) total net sales and operating income by $316 million and $395 million in the nine months ended September 26, 2010, respectively. At September 26, 2010, we had approximately $80 million in letters of credit and approximately $40 million of receivables and other assets remaining under the program for technology and services delivered, which we believe, are probable of recovery in litigation or arbitration. No amounts have been drawn down on the letters of credit. We currently do not believe it is probable that we are liable for losses, previous payments or other claims asserted by the UK Border Agency. It is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than our estimate due to the inherent uncertainties in litigation or arbitration. If we are unsuccessful in recovering amounts drawn on the letters of credit, fail to collect the receivable balance, are required to make payments against claims or other losses asserted by the UK Border Agency or pay subcontractor claims in excess of our estimates, it could have a material adverse effect on our results of operations.

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

Further, the new accounting standard related to consolidation of VIEs requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. With the exception of GARC described above, the adoption of this accounting standard did not change any of our previous consolidation conclusions and thus did not have an effect on our financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after September 26, 2010 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of September 26, 2010 and December 31, 2009 about our market risk exposure associated with changing interest and exchange rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of September 26, 2010

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$333	$345	$—	$1,658	$2,336	$2,781
Average interest rate	—	—	5.50%	5.38%	—	6.10%	5.91%

As of December 31, 2009

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$333	$345	$—	$1,658	$2,336	$2,581
Average interest rate	—%	—%	5.50%	5.38%	—%	6.10%	5.91%

The notional amounts of outstanding foreign currency forward contracts consisted of the following at:

	Sept. 26, 2010		Dec. 31, 2009
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$427	$341	$407	$498
Canadian Dollars	227	58	212	46
Euros	166	34	190	35
All other	142	51	176	53

Total	$962	$484	$985	$632

Unrealized gains of $60 million and $69 million were included in other assets, net, and unrealized losses of $55 million and $33 million were included in other accrued expenses at September 26, 2010 and December 31, 2009, respectively. For foreign currency forward contracts designated and qualified for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of September 26, 2010.

Conclusion of Evaluation

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 26, 2010 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 22, 2010, Raytheon Systems Limited (“RSL”) was notified by the UK Border Agency that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claims to recover certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UK Border Agency under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UK Border Agency was not valid. On August 18, 2010 the UK Border Agency initiated arbitration proceedings on this issue. The parties are in the process of selecting the arbitration panel for this case. We intend to pursue vigorously the collection of receivables for the program and damages in connection with the termination and defend ourselves against the UK Border Agency’s claims for losses and previous payments.

Under the accounting requirements for subsequent events, we determined that the accounting impact of the termination notice was required to be reflected in our results for the period ended June 27, 2010. As a result, we adjusted our estimated amount of revenue and costs under the program in the period ended June 27, 2010. The adjustment was based on our determination that certain assets were no longer expected to be recovered and for estimated costs for certain exit cost obligations under the contract and the estimated settlement of expected future subcontractor claims. The impact of the adjustment reduced Intelligence and Information Systems’ (IIS) total net sales and operating income by $316 million and $395 million in the nine months ended September 26, 2010, respectively. At September 26, 2010, we had approximately $80 million in letters of credit and approximately $40 million of receivables and other assets remaining under the program for technology and services delivered, which we believe, are probable of recovery in litigation or arbitration. No amounts have been drawn down on the letters of credit. We currently do not believe it is probable that we are liable for losses, previous payments or other claims asserted by the UK Border Agency. It is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than our estimate due to the inherent uncertainties in litigation or arbitration. If we are unsuccessful in recovering amounts drawn on the letters of credit, fail to collect the receivable balance, are required to make payments against claims or other losses asserted by the UK Border Agency or pay subcontractor claims in excess of our estimates, it could have a material adverse effect on our results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
July (June 28—July 25, 2010)	13,705	$51.95	—	$2.1 billion
August (July 26—August 22, 2010)	3,244,166	$45.60	3,237,258	$1.9 billion
September (August 23, 2010—September 26, 2010)	6,238,072	$44.48	6,238,072	$1.7 billion

Total	9,495,943	$44.87	9,475,330

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the third quarter of 2010 includes the surrender by employees of 20,613 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.
(2)	In March 2010, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. All previous programs have been completed as of September 26, 2010. Repurchases may take place from time to time at management’s discretion depending upon market conditions.

ITEM 6.	EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

4.1	Form of 1.625% Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.2	Form of 3.125% Notes due 2020, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.3	Form of 4.875% Notes due 2040, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

10.1	Amendment No. 1 to Raytheon 2010 Stock Plan.*

10.2	Form of Restricted Stock Agreement.*

10.3	Form of Restricted Stock Unit Agreement.*

10.4	Form of U.K. Restricted Stock Unit Agreement.*

10.5	Form of Performance Stock Unit Award Agreement.*

10.6	Separation Agreement between Raytheon Company and Daniel L. Smith.*

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood Vice President and Chief Accounting Officer Principal Accounting Officer

October 28, 2010