Form 10-K
period 2010-12-31
RAYTHEON CO/
filed 2011-02-23
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 27, 2010, was approximately $18.7 billion.

The number of shares of Common Stock outstanding as of February 11, 2011 was 359,694,000.

Documents incorporated by reference and made a part of this Form 10-K:

Portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The following is a description of each of our business segments. As part of the description, we include a discussion of some of the segment’s notable initiatives and achievements in 2010, such as certain key contract awards, new product introductions and acquisitions. For a discussion of the financial performance of our business segments and other financial information, see pages 46-59 of this Form 10-K.

Integrated Defense Systems (IDS)—IDS, headquartered in Tewksbury, Massachusetts, is a leader in global capabilities integration, providing affordable, integrated solutions to a broad international and domestic customer base. IDS leverages its core domain knowledge and capabilities in sensors, command, control and communication (C3), persistent surveillance/intelligence, surveillance and reconnaissance (ISR), effects and mission support, to provide integrated naval, air and missile defense and civil security response solutions. Key customers include the U.S. Navy, Army and Air Force, and the U.S. Missile Defense Agency (MDA), and numerous international customers.

In 2010, IDS, as the prime contractor for the Patriot Air & Missile Defense System, a long-range, high-altitude system designed to defeat advanced threats, provided Patriot Configuration 3 upgrades to the U.S. Army as well as Patriot System upgrades to international customers. IDS also continued to serve as the prime mission systems integrator for all electronic and combat systems of the Zumwalt Class Destroyer program (DDG 1000), the development of mission critical software and the continued delivery of elements of mission systems equipment to the U.S. Navy. IDS was also awarded a contract to construct, integrate and test an Army/Navy Transportable Radar Surveillance (AN/TPY-2) radar to meet warfighter urgent needs.

IDS has the following principal product lines:

Patriot Programs (PP)—PP, as the prime contractor, designs, develops and produces the Patriot Air & Missile Defense System for the U.S. Army, which serves as the foundation of the U.S. Army’s integrated air and missile defense against the escalating tactical ballistic missile threat. PP also provides the Patriot System to key international customers including Germany, Greece, Spain, and The Netherlands in Europe; Israel, Kuwait, Saudi Arabia, and the United Arab Emirates (UAE) in the Middle East; and Japan, South Korea and Taiwan in the Far East. In addition, PP provides the HAWK XXI system, an advanced air defense system against low- to medium-altitude air threats with advanced fire control and battle management, to international and coalition partners.

National and Theater Security Programs (NTSP)—NTSP provides integrated whole-life air and missile defense systems for the U.S. Army, Navy, Air Force, MDA, Inter-agencies and international partners which enable warfighters to sense, detect and engage threats through air and ground-based sensors and command and control systems as well as joint system solutions and intelligence support for air and ballistic missile defense. NTSP produces systems and solutions such as the Joint Land Attack Cruise Missile Defense Elevated Netted Sensor (JLENS), a theater-based, advanced sensor system that provides long-endurance, over-the-horizon detection and tracking capabilities required to defeat the threat of cruise missiles; Early Warning Radars, including the X-band Family-of-Radars, such as the Transportable Radar Surveillance (TPY-2) radar, which enable threat detection, precision tracking, discrimination and classification of ballistic missile threats. NTSP also provides integrated capabilities in persistent surveillance, multi-domain awareness, decision support, information fusion and space situational awareness through a broad range of solutions to detect, identify, track and disseminate actionable information, as well as warfare robotics development through Raytheon Sarcos.

Seapower Capability Systems (SCS)—SCS is a provider and integrator of submarine and surface ship combat management, anti-submarine, mine warfare and integrated ship systems, as well as sensors and torpedoes for U.S. and international navies. SCS is a leader in the U.S. Navy’s Open Architecture initiatives for surface combatants, serving as the prime contractor of mission systems for the Navy’s DDG 1000, Zumwalt class combat system and providing Ship Self Defense System (SSDS), an open, distributed combat management system for U.S. Navy carriers and amphibious ships. For the DDG 1000, SCS designs and produces mission systems equipment, which includes the Total Ship Computing Environment (TSCE), radar, sonar, associated electronics systems and the software and hardware for these systems. These capabilities are planned to be leveraged across the U.S. Navy’s family of ships. SCS is also developing the Dual Band Radar (DBR) which will be the first dual frequency radar produced for the U.S. Navy as the primary sensor for CVN 78 Ford class carriers. SCS is also prime contractor for the Cobra Judy Replacement (CJR) mission system and equipment.

Intelligence and Information Systems (IIS)—IIS, headquartered in Garland, Texas, is a leader in intelligence, surveillance and reconnaissance (ISR), advanced cyber solutions, weather and environmental solutions, and information-based solutions for law enforcement and homeland security. Approximately half of its business is for classified customers. Other key customers include the U.S. Intelligence Community, U.S. Department of Defense (DoD) agencies, the Federal Bureau of Investigations (FBI), and the National Oceanographic and Atmospheric Association (NOAA).

In 2010, IIS was awarded the initial $886 million contract to develop the first two development deliverables of the advanced control segment (OCX) of the Global Positioning System (GPS). Also in 2010, the Company acquired Trusted Computer Solutions Inc. and Technology Associates Inc., both headquartered in Northern Virginia, as well as Compucat Research Pty, based in Belconnen, Australia to support and strengthen IIS’ ability to deliver end-to-end cyber capabilities by adding a host of new solutions including cross-domain information sharing, data extraction and analysis, digital media intercept and exploitation and embedded system programming. In 2010, IIS was negatively impacted by the UK Border Agency Program termination as described under “Commitments and Contingencies” on page 64.

IIS has the following principal product lines:

Defense and Civil Mission Solutions (DCMS)—DCMS provides multi-INT ground systems, unmanned systems technology, environmental information management systems and satellite command and control. Additionally, DCMS provides large-scale information processing, information integration and visualization systems for intelligence, satellite and space-based programs for commercial and DoD customers. Key programs include advanced ground solutions for strategic and tactical ISR missions, including Global Hawk, U-2, and the U.S. Air Force’s Distributed Common Ground System (DCGS), a network-centric system for the U.S. armed forces designed to enable real-time information sharing. DCMS also provides ground stations for the Joint Polar Satellite System (JPSS) weather observation system, the Global Positioning System (GPS-OCX) and the NASA earth-observing research mission.

Ground Enterprise Solutions (GES)—GES primarily supports classified programs in support of the U.S. Intelligence Community. GES capabilities include ground systems for Geospatial Intelligence (GEOINT) and Signals Intelligence (SIGINT) systems, large-scale data processing and exploitation, storage architectures and high performance data handling and processing systems.

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

Information Security Solutions (ISS)—ISS is focused on providing information security solutions and services to government and Fortune 500 customers worldwide. Through ISS, Raytheon combines its legacy information assurance solutions with a number of products from recent key acquisitions to provide leading cybersecurity offerings, including Active Defense—protecting mission critical systems against a wide range of internal and external threats. ISS capabilities are used to counter sophisticated and dangerous advanced persistent threats in the world. In addition to expanding in information assurance and cyber-operations areas, Raytheon is leveraging and incorporating the cyber-capabilities within ISS broadly across the company, embedding information assurance technologies and know-how into many of its core solutions and products. ISS provides high-level cyber security support to the Defense Intelligence Systems Agency on the Insider Threat Focused Observation Tool program and manages information assurance for the National Geospatial Intelligence Agency.

Advanced Programs (AP)—AP is focused on providing innovative solutions for a new generation of special missions. It applies advanced technology to address complex problems for U.S. intelligence and operational commands.

Missile Systems (MS)—MS, headquartered in Tucson, Arizona is a premier developer and producer of missile systems for the armed forces of the U.S. and other allied nations. Leveraging its key capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting, and netted systems, MS develops and supports a broad range of cutting-edge weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles and directed energy effectors. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA and the armed forces of more than 40 allied nations.

In 2010, MS continued to demonstrate its missile systems capabilities with several key contract awards and significant test successes. MS won a $450 million contract to launch development of the Small Diameter Bomb Increment II (SDB II) for the U.S. Air Force and Navy. The U.S. Army selected MS as the winner for the next phase of the Excalibur Ib program: the next-generation, 155 mm, precision-guided projectile. MS continued to gain key contract awards from a broad international customer base, including more than $600 million in international awards for the PavewayTM program and more than $250 million for the Advanced Medium-Range Air-to-Air Missile (AMRAAM) program. In addition, the Standard Missile-3 (SM-3) program had another successful flight test. SM-3 is a key element of the U.S. Government’s missile defense strategy. MS also completed the risk reduction phase of the Joint Air-to-Ground Missile (JAGM) with several key flight test successes demonstrating the tri-mode seeker. MS and Boeing are partnering on the JAGM program, which will be a competitively awarded program intended to replace Hellfire, Maverick and air-launched TOW missiles.

MS has the following principal product lines:

Air Warfare Systems (AWS)—AWS products and services enable the U.S. armed forces and international customers to attack, suppress and destroy air- and ground-based targets. Products include the AMRAAM, a state-of-the-art, highly dependable and battle-proven air-to-air missile that also has a surface-to-air launch application; the Tomahawk cruise missile, an advanced surface- or submarine-launched cruise missile with loitering and network communication capability; the SDB II, a 250 lb. class air-to-ground glide weapon with a tri-mode seeker and dual-band data link; the Joint Standoff Weapon (JSOW), a family of air-to-ground weapons that employ an integrated GPS/inertial navigation system that guides the weapon to the target; the Paveway™ family of laser- and GPS-guided smart bombs; the AIM-9X Sidewinder short-range air-to-air missile; the Miniature Air-Launched Decoy (MALD™); the High-Speed Anti-Radiation Missile (HARM) and the HARM Targeting System; and the Maverick precision strike missile.

Air & Missile Defense Systems (AMDS)—AMDS designs, develops, produces and supports air defense and ballistic missile defense interceptor systems. AMDS’ primary customers are the MDA, the U.S. Navy and various international navies around the world. AMDS develops, manufactures and supports the Standard Missile family of weapons with capabilities ranging from anti-air warfare to ballistic missile defense. AMDS is responsible for the first line of ship defense weapons, the Standard Missile-2 (SM-2) and Standard Missile-6 (SM-6). AMDS is also responsible for the SM-3, which is a core element of the MDA’s phased adaptive approach to global missile defense. AMDS builds and supports the Exoatmospheric Kill Vehicle (EKV), which is part of the U.S. ground-based midcourse defense system that defends our nation against ballistic missile attack. AMDS is also involved in a number of advanced missile defense concepts that seek to pace the evolving ballistic missile threat.

Naval Weapon Systems (NWS)—NWS products and services provide layered defense capability and naval surface fire support for the navies of more than 30 countries, providing highly effective ship defense across multiple platforms to counter the anti-ship threats of today and tomorrow. NWS leverages its capabilities to provide forward-operating base defense for the U.S. Army, Air Force and Marine Corps. NWS produces the Phalanx Close-In Weapon System (afloat and ashore), RAM, SeaRAM and the Evolved Sea Sparrow/Sparrow family of missiles for ship self-defense against air and surface threats. Additionally, NWS continues to expand its commitment to international cooperative endeavors with international partners and to evolve its products and technologies to encompass the full spectrum of threats, including the protection of land bases and high-value infrastructure sites to counter terrorist threats.

Land Combat—Land Combat provides precision missiles and projectiles to the U.S. Army and Marine Corps and more than 40 U.S. allied nations, and focuses on accelerating the deployment of precision munitions capability to land combat forces and on expanding its mission support capabilities. Land Combat provides the Stinger weapon system for air defense; the Tube-launched, Optically-tracked, Wireless-guided (TOW) weapon system, a long-range precision anti-armor/anti-fortification/anti-amphibious-landing weapon system; the Javelin, a shoulder-fired, fire-and-forget anti-tank weapon; and Excalibur, a GPS-guided artillery round designed to provide organic indirect precision fire for ground forces. Land Combat is also developing two new products: Laser-Guided Rocket (LGR), a low-cost, lightweight, rapidly deployable and lethal weapon for helicopters and fixed-wing aircraft; and the Shoulder-Launched Multipurpose Assault Weapon (SMAW II) for the U.S. Marine Corps.

Other MS product lines include Advanced Missiles and Unmanned Systems and Advanced Security and Directed Energy Systems (AS&DES). Advanced Missiles and Unmanned Systems focuses on the development and early introduction of next-generation, end-to-end system solutions supporting the AWS, NWS and Land Combat product lines, and leading our entry into unmanned systems. AS&DES pursues opportunities in the directed energy and adjacent markets, including the development of force protection solutions, information operations/information assurance (IO/IA), high-power microwave, high-energy laser systems, space applications, and counterterrorism solutions.

Network Centric Systems (NCS)—NCS, headquartered in McKinney, Texas, is a leading provider of net-centric mission solutions for federal, state and local government and civil customers. NCS leverages its capabilities in networking, sensors, command and control, and communications to develop and produce solutions for customers in key markets such as U.S. Army modernization, international and domestic homeland security, civil communications, and transportation solutions. NCS customers include the DoD and other U.S. Government customers, as well as numerous international customers.

In 2010, NCS’ Standard Terminal Automation Replacement System (STARS) was selected by the Federal Aviation Agency (FAA) to upgrade 11 existing regional Air Traffic Control (ATC) systems. NCS is continuing to expand its entry in civil communications markets and was selected as the integrator of mobile systems for the Los Angeles Sheriff’s department. NCS was also awarded production for U.S. Navy Multi-band Terminal (NMT), a single terminal for the U.S. Navy’s next generation satellite communications which is designed to expand high capacity critical satellite communications to multiple naval platforms. In addition, Raytheon BBN Technologies was chosen to support the National Cyber Range and continued to provide innovative solutions with its further development of multi-lingual automatic translation capabilities.

NCS has the following principal product lines:

Integrated Communications Systems (ICS)—ICS offers wireless, high-bandwidth and transformational communication solutions for every DoD agency, and for civil and international customers. These solutions enable connectivity for Net-centric Operations (NCO) and the Global Information Grid (GIG) and provide mission assurance to customers with satellite, point-to-point and networked communications services that are effective on land, sea, undersea, air and space. Solutions include MAINGATE, an interoperable communications platform for battlefield communications that provides a broadband gateway between separate radio systems, the Enhanced Position Location Reporting System (EPLRS), an integrated networking system that provides robust, high-speed battlefield communications for warfighters; the Secure Mobile Anti-Jam Reliable Tactical Terminal (SMART-T), a low-cost, extremely high frequency (EHF) satellite terminal that provides robust, low probability-of-detection, jam-resistant, multi-channel communications in support of the field commander; and the U.S. Navy Multi-band Terminal (NMT). ICS also includes Raytheon BBN Technologies and its advanced networking and cybersecurity technologies and capabilities.

Command and Control Systems (C2S)—C2S develops, delivers and supports domestic and international military and civil customers, including the FAA, Department of Transportation and DoD, with integrated networked command and control (C2) systems encompassing ground, air, space and security systems. Command and control systems are designed to securely capture, present and tailor actionable knowledge in real-time to the needs of decision makers (i.e. military commander, air traffic controller, border patrol, and others) to minimize information overload and enable rapid decisions. C2S ground, air and space capabilities include integrated communications, navigation, surveillance, air traffic management, and open road tolling systems. C2S products include the U.S. Army’s Advanced Field Artillery Tactical Data System (AFATDS) and Joint Automated Deep Operations Coordination System (JADOCS), which provide for the command and control of battlefield weapons, effects and operations. C2S also is continuing to develop advanced airspace management capabilities with the FAA-certified Wide Area Augmentation System (WAAS), Japan’s Multifunction Transport Satellite-based Augmentation System (MSAS) and India’s Geosynchronous Augmented Navigation System (GAGAN) to improve airspace design flexibility and efficiency by removing route dependency on ground-based navigational aids. C2S also is developing open road tolling systems, the Perimeter Intrusion Detection System (PIDS) at four airports under the Port Authority of New York and New Jersey, and is deploying ClearView, a comprehensive yet scalable security C2 capability for critical infrastructure.

Combat Systems (CS)—CS provides integrated ground-based surveillance and target engagement solutions designed to provide a significant advantage to the U.S. Army and Marine Corps warfighters. CS develops advanced ground sensor capabilities for the U.S. Army’s Brigade Combat Team (BCT) Modernization program such as the Mast Mounted Sensor (MMS) and the Multi-Function Radio Frequency System (MFRFS). CS also developed the Active Protection System (APS) which destroys rocket-propelled grenades or anti-tank missiles targeting combat vehicles. In addition, CS provides the Long Range Advanced Scout Surveillance System (LRAS3), a long-range multi-sensor system which provides the ability to detect, identify and geo-locate distant targets, and is now networked to enable multi-sensor improved accuracy. Other CS products include the Integrated Target Acquisition System (ITAS) for the Tube launched Optically tracked Wire guided (TOW) missile which increases target detection, acquisition, recognition and engagement ranges; the HTI 2nd Generation FLIR (Horizontal Technology Integration Forward Looking Infrared) systems which provide the host vehicle the capability to detect, recognize, acquire, and engage targets at extended ranges; and Thermal Weapon Sights (TWS) for individual and crew served soldier weapons.

Operations and Precision Components (OPC)—OPC provides a broad range of imaging capabilities, including next-generation X-ray, visible, infrared, and millimeter wave focal plane arrays for thermal imaging, earth remote sensing and astronomy applications. Precision optical and electronic solutions, electronic hardware and software products that enhance the interoperability of communications systems are provided through its Raytheon Vision Systems and ELCAN products. OPC also designs and manufactures strategic precision mechanical and electronic components and provides related services through its Raytheon Precision Manufacturing products. Customers include the DoD, NASA, and international customers.

Thales-Raytheon Systems, LLC (TRS LLC)—TRS LLC is the U.S. operating subsidiary of the Thales-Raytheon joint venture (TRS) and is part of NCS. TRS is a leader in complex information systems, command and control, communications systems including terrestrial, satellite and voice communications, as well as long range air defense radars, tactical short to medium range air defense radars and weapon locating radars. TRS LLC solutions include the Sentinel air defense and Firefinder weapon locating radar systems used by the U.S. Army and Marine Corps and over 20 allied nations; the Battle Command System (BCS) air command and control system used by the U.S. Air Force and Canada; and the ACCS NATO air command and control system.

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

In 2010, SAS delivered the first APG-82(V)1 Active Electronically Scanned Array (AESA) radar for the U.S. Air Force’s F-15E radar modernization program. SAS also completed a feasibility study and won a follow-on contract from the U.S. Navy to mature the technology for key elements of a Next Generation Jammer capability, a replacement for the current ALQ-99 jamming system on the EA-18G Growler. SAS’ Multi-Spectral Targeting System achieved a major milestone by completing its one millionth operational flight hour and having 1,000 systems fielded both domestically and internationally. In the international market, SAS was selected to provide an Advanced Countermeasures Electronic System with self-protection capabilities for F-16 aircraft. SAS also won a major surveillance radar program as part of the India P-8I Maritime Surveillance Aircraft. In space, SAS was selected to provide the Visible Infrared Imager Radiometer Suite (VIIRS) sensor to the restructured NASA/NOAA Joint Polar Satellite System (JPSS) and U.S. Air Force Defense Weather Satellite System (DWSS) programs. VIIRS flight unit one was delivered as part of the National Polar-orbiting Operational Environmental Satellite System preparatory project program, a precursor to the JPSS and DWSS programs. Additionally, Space Systems supported the transition of ARTEMIS, a sophisticated hyperspectral imaging sensor, from AFRL to the U.S. Air Force Space Command, as an operational system. On January 31, 2011, the Company completed its acquisition of Applied Signal Technology, Inc. (AST). AST will be integrated into SAS and is expected to enhance SAS’s capabilities across the full spectrum of integrated sensor solutions for classified and other government customers.

SAS has the following principal product lines:

Intelligence, Surveillance and Reconnaissance Systems (ISRS)—ISRS designs and manufactures sensor, surveillance and targeting solutions that enable actionable information for strike, persistent surveillance and special mission applications. ISRS provides maritime and overland surveillance radars, terrain following/terrain avoidance radars and electro-optical/infrared sensors to customers including every branch in the DoD, the Department of Homeland Security (DHS) and international governments. The ISRS portfolio includes the APY-10 radar on the U.S. Navy’s P-8A Poseidon, the SeaVue radar on the Predator Guardian unmanned aerial system (UAS), the AAS-44(V) forward looking infrared sensor on the U.S. Navy’s H-60 helicopters, the Multi-spectral Targeting System on the U.S. Air Force’s Reaper and Predator UAS, the DAS-2 on the Army’s Gray Eagle UAS, and the ASQ-228 ATFLIR targeting pod on the F/A-18 Hornet and Super Hornets. ISRS also provides the Enhanced Integrated Sensor Suite for the Global Hawk UAS, which enables the Global Hawk to scan large geographic areas and produce outstanding high-resolution reconnaissance imagery. In addition, ISRS provides integrated solutions for all tiers of airborne intelligence, surveillance and reconnaissance systems, including the dual mode Synthetic Aperture Radar/Moving Target Indicator sensor for the ASTOR program for the U.K. Ministry of Defence, which enables high-resolution images and the monitoring of hostile forces.

Tactical Airborne Systems (TAS)—TAS designs and manufactures cost-effective, high-performance integrated sensor solutions for tactical and strategic platforms, delivering trusted, actionable information and mission assurance. TAS provides sensors and integrated sensor systems with advanced fire control radars, electronic warfare and processor technologies to customers including the U.S. Navy, Marine Corps, and Air Force and international governments. TAS produces radars using AESA antennas for the U.S. Air Force’s F-15 and B-2 aircraft, the U.S. Navy and Royal Australian

Air Forces’ F/A-18, and the U.S. Navy’s EA-18G. TAS also provides electronic warfare systems for large body and tactical aircraft, helicopters and surface ships. The TAS electronic warfare portfolio includes towed decoys, radar warning receivers, jammers, missile warning systems and integrated electronic warfare suites. In addition, TAS’ advanced airborne processors form the basis of the secure mission computer/signal processing systems on the F-16, F-22 and F-35 aircraft.

Space Systems (SS)—SS designs and manufactures space and space-qualified sensor payloads for large national programs and develops innovative solutions for emerging intelligence, defense and civil space applications. SS provides electro-optical, infrared, radio frequency and laser space-based sensors to customers including branches of the DoD, MDA, NASA, classified customers and international governments. Its major non-classified program is VIIRS, an advanced imaging and radiometric sensor for future NASA/NOAA (JPSS) and U.S. Air Force (DWSS) weather/environmental monitoring programs.

Other SAS product lines include Advanced Concepts and Technologies (ACT) and Integrated Technology Programs (ITP). ACT conducts internal research and development for SAS and contract research and development for customers, including the U.S. Air Force Research Laboratory (ARFL) and Defense Advanced Research Projects Agency (DARPA). ITP provides a wide range of state-of-the-art product families and engineering services in support of the DoD’s recent efforts to transform the capabilities and structure of the U.S. Armed Forces, including a variety of sophisticated GPS systems and anti-jam solutions for many customers, including the U.S. Air Force and Navy.

Technical Services (TS)—TS, headquartered in Dulles, Virginia, provides a full spectrum of technical, scientific and professional services to defense, federal, international and commercial customers worldwide. It specializes in training, logistics, engineering services and solutions, product support and operational support services. TS provides solutions for mission support, homeland security, space, civil aviation, counterproliferation and counterterrorism markets. Key customers include all branches of the U.S. Armed Forces, as well as the DHS, NASA, FAA, Department of Energy, Defense Threat Reduction Agency (DTRA) and international governments.

In 2010, TS continued to expand its training, logistics and engineering solutions capabilities and offerings domestically and internationally. The TS-led Air Traffic Control Optimum Training Solution (ATCOTS) program trained more than 4,000 FAA air traffic controllers. In support of customer engineering upgrades and transformation, TS won two contracts to support F-16 aircraft with a revolutionary helmet-mounted display system and an upgraded Center Display Unit. TS also won a contract to engineer and manufacture an advanced Multi-Purpose Bomb Rack for the U.S. Navy. In addition, the TS-led Warfighter Field Operations Customer Support (FOCUS) activities have been providing integrated training and training support, primarily to the U.S. Army, at numerous locations around the world for nearly three years.

TS has the following principal product lines:

Warfighter Support Services (WSS)—WSS provides training solutions, logistics and engineering support throughout the world. Within WSS, the TS-led Warrior Training Alliance (WTA) operates activities in support of the U.S. Army’s Warfighter FOCUS contract, conducting integrated operational training with the U.S. Army, as well as U.S. Air Force and Marine Corps among other customers. TS is leading a team of subcontractors on this ten year program which is composed of various contracts for education, live, virtual and constructive training, including operational training for domestic and foreign locations. Work performed includes: support for live, virtual and constructive training exercises and operations; maintenance for all training and range systems; curriculum development and instruction; management oversight and administration for contractor activities; and supply support for all government-owned property and material.

Mission Support Operations (MSO)—MSO supports systems and products from design to deployment, providing services to the mission support, civil aviation, homeland security and threat reduction markets. MSO offers a range of capabilities including engineering services and solutions, field support, integrated logistics support, training, maintenance, installation and integration services for U.S. and international government customers and contractors. MSO provides support to NASA’s Neutral Buoyancy Lab and Space Vehicle Mockup Facility at the Johnson Space Center and also works with DTRA on international counterproliferation and counterterrorism programs in the former Soviet Union.

Customized Engineering & Depot Support (CEDS)—CEDS provides a broad spectrum of engineering and limited-production services, including Capability Maturity Model Integration for Development (CMMI-DEV®) Maturity

Level 3 capability for all engineering functions. CEDS also provides full life-cycle support for air, sea and land-based electronics and weapons. For the V-22 Osprey aircraft program, CEDS manages the Systems Integration Lab, leads the software support activity, performs updates to operational flight profile software and provides mission planning software and training devices. CEDS also provides integration and field support for the Shared Reconnaissance Pod, which enables real-time, high-resolution imaging for F/A-18E/F air crews and air operation commanders. CEDS provides upgrades and integration services to a number of air platforms, including the A-10, the HH-60, the B-52 and the F-16, and ground-based platforms, including radars and tanks. CEDS also provides Mission Support to Canada’s military across numerous platforms, including the Phalanx Close-In Weapon System, the SPS-49 Air Defense Radar and the APG-73 Radar.

Raytheon Professional Services (RPS)—RPS designs, implements and manages highly complex training solutions that align an organization’s employees, customers and partners. Using systems engineering practices, RPS applies commercial solutions, processes, tools and training experts to make its training programs available anytime, anywhere. This enables RPS clients to scale competencies and resources to meet the geographic, cultural and regulatory demands of their distributed enterprise. RPS helps leading companies in numerous countries rethink the way training is delivered internally. RPS clients include General Motors Corporation, NASA and the FAA.

Raytheon Polar Services—Raytheon Polar Services is the prime operations and logistics contractor to the National Science Foundation to support scientific research and maintain a geopolitical presence in Antarctica. It provides core business applications, information security processes and oversight in accordance with stringent federal guidelines.

International Subsidiaries—We conduct the operations and activities of our business segments in certain countries through international subsidiaries, including Raytheon Systems Limited (RSL) for the U.K., Raytheon Australia and Raytheon Canada Limited (RCL). RSL designs, develops and manufactures advanced systems for network-enabled operations, safety critical control functions and precision systems for the U.K. Ministry of Defence and commercial air traffic control organizations. Programs include the Airborne Standoff Radar (ASTOR), a world-class ground surveillance capability (with SAS) and the Joint Effects Tactical Targeting System (JETTS) (with NCS). Raytheon Australia is a Mission Support and mission systems integration provider to the Australian Government. Programs include the Air Warfare Destroyer contract to design, develop and procure the combat system for the new Hobart Class destroyers (with IDS). Raytheon Australia also manages the entire operations and maintenance requirements of the Canberra Deep Space Communication Complex and provides design, integration and lifecycle operations and maintenance services for the Royal Australian Defense Force’s aerospace capability (with TS). RCL provides persistent surveillance radar for air traffic management systems (primarily with NCS).

Sales to the U.S. Government

Our total net sales to the U.S. Government were $22.3 billion in 2010, $22.0 billion in 2009 and $20.2 billion in 2008, representing 88% of total net sales in 2010 and 2009 and 87% of total net sales in 2008. Included in U.S. Government sales were foreign military sales through the U.S. Government of $3.3 billion, $2.8 billion and $1.8 billion in 2010, 2009 and 2008, respectively. Our principal U.S. Government customer is the DoD; other U.S. Government customers include the Departments of Homeland Security, Justice, State and Energy, Intelligence Community agencies, NASA and the FAA.

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

U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. For a discussion of certain risks associated with compliance with U.S. Government contract regulations and requirements, see Item 1A “Risk Factors” of this Form 10-K.

U.S. Government contracts include both cost reimbursement and fixed-price contracts. Cost reimbursement contracts, subject to a contract-ceiling amount in certain cases, provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance, (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual cost results compared to contractual cost targets, and (iii) cost plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, the contractor is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing contracts have been made partially or wholly unallowable for reimbursement by statute, FAR or other regulation. Examples of such costs include charitable contributions, certain merger and acquisition costs, lobbying costs, interest expense and certain litigation defense costs.

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

We are also involved in U.S. Government programs, principally through our IIS and SAS business segments, which are classified by the U.S. Government and cannot be specifically described in this Form 10-K. The operating results of these classified programs are included in our consolidated financial statements. The business risks and considerations associated with these and our international classified programs generally do not differ materially from those of our other programs and products. Total classified sales were 14%, 13% and 12% of total net sales in 2010, 2009 and 2008, respectively.

We are subject to government regulations and contract requirements which may differ from U.S. Government regulation with respect to our sales to non-U.S. customers. See “International Sales” below for more information regarding our sales outside of the U.S. and Item 1A “Risk Factors” for a discussion of the risks associated with international sales.

See “Sales to the U.S. Government” on page 8 of this Form 10-K for information regarding the percentage of our revenues generated from sales to the U.S. Government.

International Sales

Our sales to customers outside the U.S. were $5.8 billion or 23% of total net sales in 2010, $5.3 billion or 21% of total net sales in 2009, and $4.6 billion or 20% of total net sales in 2008. In 2010, international sales were negatively impacted by the UK Border Agency Program termination as described in “Commitments and Contingencies” on page 64. Included in sales to customers outside the U.S. were foreign military sales through the U.S. Government of $3.3 billion, $2.8 billion and $1.8 billion, in 2010, 2009 and 2008, respectively. International sales were principally in the fields of air defense systems, missile systems, airborne radars, naval systems, air traffic control systems, missile defense systems, electronic equipment, computer software and systems, homeland security solutions, personnel training, equipment maintenance and microwave communication and other products and services permitted under the International Traffic in Arms Regulations (ITAR). Generally, we finance our foreign subsidiary working capital requirements in the applicable countries. Sales and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the ITAR and the Foreign Corrupt Practices Act and the export laws and regulations described below, as well as foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country. In addition, embargoes, international hostilities and changes in currency values can also impact our international sales. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. We have acted to protect ourselves against most undue risks through insurance, foreign exchange contracts, contract provisions, government guarantees and/or progress payments. See revenues derived from external customers and long-lived assets by geographical area set forth in “Note 16: Business Segment Reporting” within Item 8 of this Form 10-K.

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

Backlog

Our total backlog of orders was $34.6 billion at December 31, 2010 and $36.9 billion at December 31, 2009. Included in total backlog was $28.5 billion and $30.3 billion from the U.S. Government at December 31, 2010 and 2009, respectively. Included in U.S. Government backlog was foreign military sales backlog of $5.6 billion and $7.2 billion at December 31, 2010 and 2009, respectively. Also included in total backlog was direct foreign government backlog and non-government foreign backlog of $5.3 billion and $0.4 billion at December 31, 2010 and $5.6 billion and $0.6 billion at December 31, 2009, respectively. Also, included in total backlog was $0.2 billion and $0.4 billion of non-U.S. government domestic backlog at December 31, 2010 and 2009, respectively. Total international backlog including foreign military sales backlog was $11.3 billion or 33% of total backlog at the end of 2010 compared with $13.4 billion or 36% of total backlog at the end of 2009. Approximately $16.0 billion of the 2010 year-end backlog is not expected to be filled during the following twelve months. These amounts include both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated or obligated to us). For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

Research and Development

We conduct extensive research and development activities to continually enhance our existing products and services and develop new products and services to meet our customers’ changing needs and requirements and address new market opportunities. During 2010, we expended $625 million on research and development efforts compared with $565 million in 2009 and $517 million in 2008. These expenditures principally have been for product development for the U.S. Government, including bid and proposal efforts related to U.S. Government programs. We also conduct funded research and development activities under U.S. Government contracts which are included in net sales. For additional information related to our research and development activities, see “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K.

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

In recent years, our revenues in the second half of the year have generally exceeded revenues in the first half. The timing of U.S. Government awards, the availability of U.S. Government funding and product deliveries are among the factors affecting the periods in which revenues are recorded. We expect this trend to continue in 2011.

Competition

We directly participate in most major areas of development in the defense and government electronics, space, information technology and technical services and support markets. Technical superiority, reputation, price, past performance, delivery schedules, financing and reliability are among the principal competitive factors considered by customers in these markets. We compete worldwide with a number of U.S. and international companies in these markets, some of which may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. The on-going consolidation of the U.S. and global defense, space and aerospace industries continues to intensify competition and has reduced the number of principal prime contractors in the U.S. As a result of this consolidation, we frequently partner on various programs with our major suppliers, some of whom are, from time to time, competitors on other programs. In addition, U.S. defense spending levels in the near future are increasingly difficult to predict. Changes in U.S. defense spending may potentially limit certain future market opportunities. See Item 1A “Risk Factors” and “Overview” within Item 7 of this Form 10-K for a more detailed discussion of these and other related risks.

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

Employment

As of December 31, 2010, we had approximately 72,000 employees. Approximately 8% of our employees are unionized. We consider our union-management relationships to be generally satisfactory.

Environmental Regulation

Our operations are subject to and affected by a variety of international, federal, state and local environmental protection laws and regulations. We have provided for the estimated cost to complete remediation where we have determined that it is probable that we will incur such costs in the future to address the environmental impact at current or formerly owned operating facilities or at sites where we have been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency (EPA) or similarly designated by other environmental agencies. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup, the discovery and application of innovative remediation technologies, and the status of the law, regulations and their interpretations.

In order to assess the potential impact on our consolidated financial statements, we estimate the possible remediation costs that we could reasonably incur. Such estimates take into consideration the professional judgment of our environmental professionals and, in most cases, consultations with outside environmental specialists.

If we are ultimately found to have liability at those sites where we have been designated a PRP, we expect that the actual costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, however, responsible parties are, in most circumstances and jurisdictions, jointly and severally liable and, therefore, potentially liable for the full cost of funding such remediation. In the unlikely event that we are required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs. The amounts we record do not reflect the unlikely event that we would be required to fund the entire cost of such remediation, nor do they reflect the possibility that we may recover some of these environmental costs from insurance policies or from other PRPs, because neither manner of recovery is deemed probable. However, a portion of these costs are eligible for future recovery through the pricing of our products and services to the U.S. Government.

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

Available Information

Our internet address is www.raytheon.com. We use our Investor Relations website as a routine channel for distribution of important information, including news releases, analyst presentations, and financial information. We make available free of charge on or through our Investor Relations web site our annual reports and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC filings are also at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. In addition, the SEC also maintains an internet site at www.sec.gov that contains reports, proxy statements and other information regarding registrants that file electronically, including Raytheon.

We also make available on or through our website copies of our key corporate governance documents, including our Governance Principles, Certificate of Incorporation, By-laws and charters for the Audit Committee, Management Development and Compensation Committee, Governance and Nominating Committee and Public Affairs Committee of the Board of Directors and our code of ethics entitled “Code of Conduct”. Stockholders may request free copies of these documents from our Investor Relations Department by writing to Raytheon Company, Investor Relations, 870 Winter Street, Waltham, MA 02451, or by calling (781) 522-5123 or by sending an email request to invest@raytheon.com.

The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

ITEM 1A. RISK FACTORS

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance including with respect to our liquidity and capital resources, our pension expense and funding, our unrecognized tax benefits and the outcome of legal and administrative proceedings, claims, investigations, commitments and contingencies, as well as information regarding domestic and international defense spending and budgets. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

We depend on the U.S. Government for a substantial portion of our business and changes in government defense spending could have consequences on our financial position, results of operations and business.

In 2010, U.S. Government sales accounted for approximately 88% of our total net sales. U.S. Government sales included foreign military sales through the U.S. Government of $3.3 billion in 2010. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Department of Homeland Security, the Intelligence Community and other departments and agencies. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the DoD’s modernization initiatives. Looking forward, defense spending levels are becoming increasingly difficult to predict and will be affected by numerous factors. Such factors include the external threat environment, funding for on-going operations in Iraq and Afghanistan, priorities of the Administration and the Congress, and the overall health of the U.S. and world economies and the state of governmental finances.

Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition.

In addition, we are involved in U.S. Government programs, principally through our IIS and SAS business segments, which are classified by the U.S. Government and our ability to discuss these programs, including any risks and disputes and claims associated with and our performance under such programs, could be limited due to applicable security restrictions.

Our financial performance is dependent on our ability to perform on our U.S. Government contracts, which are subject to uncertain levels of funding and termination.

Our financial performance is dependent on our performance under our U.S. Government contracts. While we are involved in numerous programs and are party to thousands of U.S. Government contracts, the termination of one or more large contracts, whether due to lack of funding, for convenience, or otherwise, or the occurrence of delays, cost overruns and product failures in connection with one or more large contracts, could negatively impact our results of operations and financial condition. Furthermore, we can give no assurance that we would be awarded new U.S. Government contracts to offset the revenues lost as a result of termination of any of our contracts.

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

Our international business is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. Our international sales are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR) and the Foreign Corrupt Practices Act and other export laws and regulations. Due to the nature of our products, we must first obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside of the U.S. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that certain sales will not be prevented or delayed. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations and financial condition.

Our international sales are also subject to local government laws, regulations and procurement policies and practices which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer’s convenience or for default based on performance, and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs.

As a result of these factors, we could experience award and funding delays on international programs and could incur losses on such programs which could negatively impact our results of operations and financial condition.

Competition within our markets may reduce our revenues and market share.

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We anticipate increasing competition in our core markets as a result of defense industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us. In addition, as discussed in more detail above, U.S. defense spending levels in the near future are increasingly difficult to predict. Changes in U.S. defense spending and the U.S. Government procurement environment may potentially limit certain future market opportunities. We are also facing increasing competition in our domestic and international markets from foreign and multinational firms. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our results of operations and financial condition. In the current competitive environment there may be an increase in bid protests from unsuccessful bidders on new program awards. Generally, a bid protest will delay the start of contract activities, and could result in the award decision being overturned, requiring a re-bid of the contract.

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

To achieve our business strategies and continue to grow our revenues and operating profit, we must successfully develop new or adapt or modify our existing offerings and technologies for our current core defense markets and our future markets, including adjacent and emerging markets. Accordingly, our future performance depends on a number of factors, including our ability to:

–	Identify emerging technological trends in our current and future markets;
–	Identify additional uses for our existing technology to address customer needs in our current and future markets;

–	Develop and maintain competitive products and services for our current and future markets;
–	Enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors;
–	Develop and manufacture and bring solutions to market quickly at cost-effective prices; and
–	Effectively structure our businesses, through the use of joint ventures, collaborative agreements and other forms of alliances, to reflect the competitive environment.

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

Generally, our customer contracts are either fixed-priced or cost reimbursable contracts. Under fixed-priced contracts, which represent about half of our backlog, we receive a fixed price irrespective of the actual costs we incur and, consequently, we must carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.

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

Government contractors must also comply with specific procurement regulations and other requirements. These requirements, although customary in government contracts, impact our performance and compliance costs. In addition, current U.S. Government budgetary constraints could lead to changes in the procurement environment, including the DoD’s recent initiative focused on efficiencies, affordability and cost growth and other changes to its procurement practices. If and to the extent such changes occur, they could impact our results of operations and liquidity, and could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

In addition, failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records and the recording of costs, and foreign corruption. The termination of a government contract as a result of any of these acts could have a negative impact on our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

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

Significant changes in key estimates and assumptions, such as discount rates and assumed long-term return on assets (ROA), as well as our actual investment returns on our pension plan assets, and other factors could affect our earnings, equity and pension contributions in future periods.

We must determine our pension and other benefit plans’ expense or income which involves significant judgment, particularly with respect to our discount rate, long-term ROA and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative, and/or demographic experience or circumstances, our pension and other benefit plans’ expense and funded status, and our cash contributions to such plans could negatively change which would negatively impact our results of operations. In addition, differences between our actual investment returns and our long-term ROA assumption would result in a change to our pension and other benefit plans’ expense and funded status and our required contributions to the plans. They may also be impacted by changes in regulatory, accounting and other requirements applicable to pensions.

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

At December 31, 2010, we had goodwill and other intangible assets of approximately $12.6 billion, net of accumulated amortization, which represented approximately 51% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues which adversely affect the value of our goodwill or the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

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

Approximately 5,800 of our employees are unionized, which represents approximately 8% of our employee-base at December 31, 2010. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

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

We are also subject to increasingly stringent laws and regulations that impose strict requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes, restrict air and water emissions from our manufacturing operations, including government-owned facilities we manage, and require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. In addition, if we were convicted of a violation of the Federal Clean Air Act or the Clean Water Act, the facility involved in the violation could not be used in performing any U.S. Government contract awarded during the violation period. We incur, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, changes in the enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We and our subsidiaries operate in a number of plants, laboratories, warehouses and office facilities in the United States and abroad.

As of December 31, 2010, we owned, leased and/or utilized (through operating agreements) approximately 29.3 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 93% of which was located in the United States. Of such total, approximately 44% was owned (or held under a long term ground lease with ownership of the improvements), approximately 51% was leased, and approximately 5% was made available under facilities contracts for use in the performance of United States Government contracts. Of the 29.3 million square feet of floor space owned, leased and/or utilized by us, approximately 0.7 million square feet was leased or subleased to unrelated third parties. In addition to the 29.3 million square feet, we had approximately 0.7 million square feet of floor space that was vacant.

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

As of December 31, 2010, our business segments had major operations at the following locations:

–	Integrated Defense Systems—Huntsville, AL; San Diego, CA; Andover, MA; Billerica, MA; Maple Lawn, MD; Sudbury, MA; Tewksbury, MA; Woburn, MA; Portsmouth, RI; Keyport, WA; and Kiel, Germany;
–	Intelligence and Information Systems—Aurora, CO; Riverdale, MD; Omaha, NE; State College, PA; Garland, TX; Dulles, VA; Reston, VA; Springfield, VA; and Uxbridge, England;
–	Missile Systems—East Camden, AR; Tucson, AZ; Rancho Cucamonga, CA; Louisville, KY; and Farmington, NM;
–

Network Centric Systems—Fullerton, CA; Goleta, CA; Largo, FL; Ft. Wayne, IN; Marlboro, MA; Cambridge, MA; Dallas, TX; McKinney, TX; Plano, TX; Richardson, TX; Midland, Ontario, Canada; Waterloo, Ontario, Canada; Harlow, England; Malaga, Spain; and Glenrothes, Scotland;

–	Space and Airborne Systems—El Segundo, CA; Goleta, CA; Forest, MS; Dallas, TX; and McKinney TX;
–	Technical Services—Chula Vista, CA; Orlando, FL; Indianapolis, IN; Burlington, MA; Troy, MI; Norfolk, VA; Dulles, VA; Canberra, Australia; and Christchurch, New Zealand;
–	Corporate—Billerica, MA; Waltham, MA; Garland, TX; Plano, TX; Dulles, VA; and Arlington, VA;

A summary of the space owned, leased and/or utilized by us as of December 31, 2010, by business segment is as follows:

	Leased	Owned(1)	Government Owned(2)	Total(3)
Integrated Defense Systems	2,143,000	3,219,000	109,000	5,471,000
Intelligence and Information Systems	2,197,000	792,000	—	2,989,000
Missile Systems	2,705,000	1,150,000	1,247,000	5,102,000
Network Centric Systems	2,542,000	3,367,000	—	5,909,000
Space and Airborne Systems	2,210,000	3,691,000	—	5,901,000
Technical Services	2,652,000	207,000	188,000	3,047,000
Corporate	547,000	378,000	—	925,000
Totals	14,996,000	12,804,000	1,544,000	29,344,000
(1)	Ownership may include either fee ownership of land and improvements or a long term land lease with ownership of improvements.
(2)	“Government Owned” shall mean space utilized by the Company pursuant to an operating agreement (GOCO).
(3)	Excludes approximately 660,000 square feet of vacant space.

ITEM 3. LEGAL PROCEEDINGS

We primarily engage in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which the U.S. Government funds. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. U.S. Government investigations of us, whether relating to these contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Government contractors are also subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice (DoJ) and Congressional Committees. The DoJ, from time to time, has convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulation or any applicable U.S. Government regulation (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited.

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

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. We accrued all appropriate costs we expect to incur in connection therewith. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, we do not expect any additional liability to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations can be found in “Environmental Regulation” within Item 1, Item 1A “Risk Factors,” “Commitments and Contingencies” within Item 7 and “Note 11: Commitments and Contingencies” within Item 8 of this Form 10-K.

On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claims to recover certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UK Border Agency under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UK Border Agency was not valid. On August 18, 2010, the UK Border Agency initiated arbitration proceedings on this issue. We expect the arbitration procedures to commence in the first half of 2011. We intend to pursue vigorously the collection of receivables for the program and damages in connection with the termination and defend ourselves against the UK Border Agency’s claims for losses and previous payments.

As a result of the termination notice, we adjusted our estimated amount of revenue and costs under the program in the second quarter of 2010. The adjustment was based on our determination that certain assets were no longer expected to be recovered and for estimated costs for certain exit cost obligations under the contract and the estimated settlement of expected future subcontractor claims. The impact of the adjustment reduced Intelligence and Information Systems’ total net sales and operating income by $316 million and $395 million, respectively, for the year ended December 31, 2010. At

December 31, 2010, we had approximately $80 million in letters of credit and approximately $70 million of receivables and other assets remaining under the program for technology and services delivered, which we believe, are probable of recovery in litigation or arbitration. No amounts have been drawn down on the letters of credit. We currently do not believe it is probable that we are liable for losses, previous payments or other claims asserted by the UK Border Agency. Due to the inherent uncertainties in litigation and arbitration as noted above, and the complexity and technical nature of potential claims and counterclaims, as well as the resolution of the related matters involving subcontractors, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than our estimate and at this time, we are unable to estimate a range of the potential difference in such amounts, if any. If we are unsuccessful in recovering amounts drawn on the letters of credit, if any, fail to collect the receivable balance, are required to make payments against claims or other losses asserted by the UK Border Agency or pay subcontractor claims in excess of our estimates made in connection with the adjustment in the second quarter of 2010 described above, it could have a material adverse effect on our financial position, results of operations or liquidity.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below. Each executive officer was elected by our Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Daniel J. Crowley

Mr. Crowley has served as Vice President of Raytheon Company and President of the Network Centric Systems (NCS) business unit since December 2010. From November 2010 to December 2010, he was President of the NCS business unit. Prior to joining Raytheon, Mr. Crowley spent 27 years in various management positions of increasing responsibility at Lockheed Martin Corporation, a global security and information technology company. From June 2010 to November 2010, Mr. Crowley served as chief operating officer of Lockheed Martin Corporation’s Aeronautics business unit and from May 2005 to June 2010, he served as executive vice president and general manager of the F-35 Joint Strike Fighter program. Age 48.

Lynn A. Dugle

Ms. Dugle has served as Vice President of Raytheon Company and President of the Intelligence and Information Systems (IIS) business unit since January 2009. From June 2008 to December 2008, she was Vice President and Deputy General Manager of the IIS business unit. From April 2004 to June 2008, she served as Vice President, Engineering, Technology and Quality for the Network Centric Systems business unit. Prior to rejoining Raytheon in April 2004, Ms. Dugle held a wide range of officer-level positions with ADC Communications, Inc., a global provider of network infrastructure products and services. Age 51.

Richard A. Goglia

Mr. Goglia has served as Vice President and Treasurer since January 1999. From August 2006 to May 2009, Mr. Goglia also served as Vice President—Corporate Development. Prior to joining Raytheon in March 1997, Mr. Goglia spent 16 years in various financial and management positions at General Electric Company, a diversified technology, media and financial services company, and General Electric Capital Corporation where his last position was Senior Vice President—Corporate Finance. Age 59.

John D. Harris II

Mr. Harris has served as Vice President of Raytheon Company and President of the Technical Systems (TS) business unit since March 2010. From May 2005 to May 2010, he was Vice President—Contracts and Supply Chain. From June 2003 to May 2005, Mr. Harris was Vice President of Contracts. From September 2002 to June 2003, Mr. Harris was Vice President of Contracts for Raytheon’s government and defense businesses. From April 2001 to September 2002, he was Vice President of Operations for the former Electronic Systems business unit. Age 49.

Thomas A. Kennedy

Mr. Kennedy has served as Vice President of Raytheon Company and President of the Integrated Defense Systems (IDS) business unit since June 2010. From July 2007 to June 2010, he was Vice President of the Tactical Airborne Systems product line within the Space and Airborne Systems (SAS) business unit, and from May 2003 to July 2007 was Vice President of the Mission System Integration product line within the SAS business unit. Mr. Kennedy joined Raytheon in 1983 and has held positions of increasing responsibility as a new business leader and program manager for several radar and electronic warfare systems development programs. Age 55.

Taylor W. Lawrence

Dr. Lawrence has served as Vice President of Raytheon Company and President of the Missiles Systems (MS) business unit since July 2008. Dr. Lawrence joined Raytheon in April 2006 and until July 2008, he served as Vice President, Engineering, Technology and Mission Assurance. From August 2001 to April 2006, Dr. Lawrence was sector vice president and general manager, C4ISR & Space Sensors Division for Northrop Grumman Electronic Systems. From March 1999 to August 2001, Dr. Lawrence was vice president, Products and Technology for Northrop Grumman’s Systems Development & Technology Division. Before joining Northrop Grumman, Dr. Lawrence served as the staff director for the Select Committee on Intelligence for the U.S. Senate and, previously, as deputy director, Information Systems Office of the Defense Advanced Research Projects Agency. Age 47.

Keith J. Peden

Mr. Peden has served as Senior Vice President—Human Resources since March 2001. From November 1997 to March 2001, Mr. Peden was Vice President and Deputy Director—Human Resources. From April 1993 to November 1997, Mr. Peden was Corporate Director of Benefits and Compensation. Age 60.

Jay B. Stephens

Mr. Stephens has served as Senior Vice President and General Counsel since October 2002. In December 2006, he was also elected as Secretary of the Company. From January 2002 to October 2002, Mr. Stephens served as Associate Attorney General of the United States. From 1997 to 2002, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International, Inc. (formerly AlliedSignal, Inc.). From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury Winthrop Shaw Pittman LLP). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Mr. Stephens currently serves on the Board of the New England Legal Foundation. Age 64.

William H. Swanson

Mr. Swanson has served as Chairman since January 2004 and as Chief Executive Officer since July 2003. Mr. Swanson joined Raytheon in 1972 and has held increasingly responsible management positions, including: President from July 2002 to May 2004; Executive Vice President of Raytheon Company and President of Raytheon’s Electronic Systems business unit from January 2000 to July 2002; Executive Vice President of Raytheon Company and Chairman and CEO of Raytheon Systems Company from January 1998 to January 2000; Executive Vice President of Raytheon Company and General Manager of Raytheon’s Electronic Systems business unit from March 1995 to January 1998; and Senior Vice President and General Manager of the Missile Systems division from August 1990 to March 1995. Mr. Swanson has served on the Board of Directors of NextEra Energy, Inc., a leading clean energy company, since October 2009. Age 62.

David C. Wajsgras

Mr. Wajsgras has served as Senior Vice President and Chief Financial Officer since March 2006. From August 2005 to March 2006, Mr. Wajsgras served as Executive Vice President and Chief Financial Officer of Lear Corporation, an automotive interior systems and components supplier. From January 2002 to August 2005, he served as Senior Vice President and Chief Financial Officer of Lear. Mr. Wajsgras joined Lear in September 1999 as Vice President and Controller. Age 51.

Michael J. Wood

Mr. Wood has served as Vice President and Chief Accounting Officer since October 2006. Prior to joining Raytheon, Mr. Wood held positions of increasing responsibility over a 16-year career at KPMG LLP, an accounting firm, including most recently as an Audit Partner serving various aerospace and defense clients. Age 42.

Richard R. Yuse

Mr. Yuse has served as Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since March 2010. From May 2007 to March 2010, he was President of the TS business unit. From March 2007 to May 2007, Mr. Yuse was Vice President and Deputy General Manager of the TS business unit, and from January 2006 to March 2007, he served as Vice President of the Integrated Air Defense product line of the IDS business unit. Mr. Yuse joined Raytheon in 1976 and has held positions of increasing responsibility on a variety of programs ranging from system architecture and design to flight test director and program manager. Age 59.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At February 11, 2011, there were 34,217 record holders of our common stock. Our common stock is traded on the New York Stock Exchange under the symbol “RTN”. For information concerning stock prices and dividends paid during the past two years, see “Note 17: Quarterly Operating Results (Unaudited)” within Item 8 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock. This information is provided as of December 31, 2010.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(B) Weighted average exercise price of outstanding options, warrants and rights(2)	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	8,897,787	$37.23	11,865,166
Equity compensation plans not approved by stockholders	—	—	—
Total	8,897,787	$37.23	11,865,166
(1)	This amount includes 2,266,538 shares, which is the aggregate of the actual number of shares issued pursuant to the 2008 Long-Term Performance Plan (LTTP) awards and the maximum number of shares that may be issued upon settlement of outstanding 2009 and 2010 LTPP awards, including estimated dividend equivalent amounts. The shares to be issued pursuant to the 2008, 2009 and 2010 LTPP awards will be issued under the 2010 Stock Plan. The material terms of the 2008, 2009 and 2010 LTPP awards are described in more detail in “Note 13: Stock-based Compensation Plans” within Item 8 of this Form 10-K. These awards, which are granted as restricted stock units, may be settled in cash or in stock at the discretion of the Management Development and Compensation Committee.

This amount also includes 181,067 shares that may be issued upon settlement of restricted stock units, generally issued to non-U.S. employees. The shares to be issued in settlement of the restricted stock units will be issued under the 2010 Stock Plan. The awards of restricted stock units generally vest one-third per year on the second, third and fourth anniversaries of the date of grant.

This amount also includes 1,818,069 shares issuable upon exercise of stock options granted under the 1995 Stock Option Plan. The 1995 Stock Option Plan expired in March 2005 and no additional options may be granted pursuant to that plan.

(2)	Since restricted stock awards and restricted stock unit awards do not have an exercise price, the weighted average exercise price does not take into account restricted stock awards and the 2008, 2009 and 2010 LTPP awards and restricted stock units generally granted to non-U.S. employees.

Stock Performance Graph

The following chart compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2005 to the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Aerospace & Defense Index.

Total Return To Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentage Years Ending
Company / Index		12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Raytheon Common Stock		34.17	17.02	(14.20)	3.62	(8.00)
S&P 500 Index		15.79	5.49	(37.00)	26.46	15.06
S&P Aerospace & Defense Index		25.16	19.32	(36.54)	24.64	15.11

	Indexed Returns Years Ending
Company / Index	Base Period 12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Raytheon Common Stock	100	134.17	157.01	134.71	139.59	128.42
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
S&P Aerospace & Defense Index	100	125.16	149.34	94.77	118.12	135.98

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
October (September 27, 2010-October 24, 2010)	7,102	$45.33	—	$1.7 billion
November (October 25, 2010-November 21, 2010)	2,654,375	47.54	2,628,185	$1.5 billion
December (November 22, 2010-December 31, 2010)	2,681,503	46.75	2,677,662	$1.4 billion
Total	5,342,980	$47.14	5,305,847
(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the fourth quarter of 2010 includes the surrender by employees of 37,133 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	In March, 2010 our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. All previous repurchase programs have been completed as of December 31, 2010. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K, which are incorporated herein by reference, in order to understand the factors that may affect the comparability of the financial data presented below.

FIVE-YEAR STATISTICAL SUMMARY

(In millions, except per share amounts and total employees)	2010	2009	2008	2007	2006
Results of Operations
Total net sales	$25,183	$24,881	$23,174	$21,301	$19,707
Operating income	2,607	3,042	2,620	2,354	1,966
Interest expense, net	110	109	65	33	197
Income from continuing operations	1,843	1,977	1,698	1,719	1,209
Income (loss) from discontinued operations, net of tax	36	(1)	(2)	885	96
Net income	1,879	1,976	1,696	2,604	1,305
Net income attributable to Raytheon Company	1,840	1,935	1,672	2,578	1,283
Net cash provided by operating activities from continuing operations	1,931	2,745	2,036	1,249	2,477
Net cash provided by operating activities	1,942	2,725	2,015	1,198	2,743
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$4.79	$4.89	$3.93	$3.78	$2.62
Diluted earnings per share attributable to Raytheon Company common stockholders	4.88	4.89	3.92	5.75	2.83
Dividends declared per share	1.50	1.24	1.12	1.02	0.96
Average diluted shares outstanding	377.0	395.7	426.5	448.4	453.9
Financial Position at Year-End
Cash and cash equivalents	$3,638	$2,642	$2,259	$2,655	$2,460
Current assets	8,822	7,868	7,417	7,616	9,517
Property, plant and equipment, net	2,003	2,001	2,024	2,058	2,025
Total assets	24,422	23,607	23,134	23,152	25,396
Current liabilities	5,960	5,523	5,149	4,788	6,715
Long-term liabilities (excluding debt)	4,962	5,816	6,488	3,467	4,232
Long-term debt	3,610	2,329	2,309	2,268	3,278
Total debt	3,610	2,329	2,309	2,268	3,965
Total equity	9,890	9,939	9,188	12,629	11,171
General Statistics
Bookings	$24,449	$25,058	$26,820	$25,498	$22,417
Total backlog	34,551	36,877	38,884	36,614	33,838
Additions to property, plant and equipment	319	280	304	313	294
Depreciation and amortization	420	402	390	372	361
Total employees from continuing operations	72,400	75,100	72,800	72,100	69,900

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction

Raytheon Company develops technologically advanced, integrated products, services and solutions in four core defense markets, sensing, effects, command, control, communications and intelligence (C3I), and mission support, as well as the cybersecurity and homeland security markets. We serve both domestic and international customers, as both a prime and subcontractor on a broad portfolio of defense and related programs for government customers.

We operate in six business segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of this Form 10-K.

In this section, we discuss our industry and how certain factors may affect our business, key elements of our strategy, how our financial performance is assessed and measured by management, and other business considerations, including certain risks and challenges to our business. Next, we discuss our critical accounting estimates, which are those estimates that are most important to both the reporting of our financial condition and results of operations and require management’s subjective judgment. We then review our results of operations for 2010, 2009 and 2008 beginning with an overview of our total company results, followed by a more detailed review of those results by business segment. We also review our financial condition and liquidity including our capital structure and resources, off-balance sheet arrangements, commitments and contingencies, and conclude with a discussion of our exposure to various market risks.

Industry Considerations

Domestic Considerations

U.S. Government budget deficits for 2010 and 2011 are expected to be high by historical standards. The U.S. economic recovery has been weaker than anticipated and unemployment remains high. As a result, we expect that the Administration and the Congress will have to consider deficit reduction initiatives within the context of a weak economy and competing spending priorities. These spending priorities include entitlement spending, such as Social Security, Medicare, and Medicaid, and programs that are appropriated on an annual basis, including defense, homeland security, international affairs, and a host of civil programs, ranging from education to veterans’ health care to law enforcement to transportation infrastructure and more.

In February 2010, the Department of Defense (DoD) released the Quadrennial Defense Review (QDR), setting forth its strategic priorities for the next four years. The QDR emphasized the need to successfully prosecute the operations in Afghanistan and Iraq while also reshaping DoD forces to be able to respond to a wide range of future contingencies. Among the priorities emphasized in the QDR were Intelligence, Surveillance and Reconnaissance, cyberwarfare, missile defense, unmanned systems, and interoperability with allied forces. We believe that these priorities are well aligned with our product offerings, technologies and capabilities.

The 2010 mid-term election results are expected to elevate the priority of deficit reduction. It remains unclear how much of the deficit will be reduced by revenue changes and cuts to entitlement programs. We therefore expect all programs that are appropriated on an annual basis, including defense, to undergo close scrutiny by both the Administration and the Congress in the near future. We also anticipate that the fragile economic recovery will mean that policymakers will take potential job losses into consideration, which could mitigate calls for more significant cuts in spending, particularly in the near term.

In June 2010, the DoD launched its own series of initiatives to ensure more efficient use of its resources in order to sufficiently fund its highest priorities: maintaining force structure and modernizing its weapons systems and equipment. According to the DoD, its “Efficiencies Initiative,” coupled with funding the base budget at one percent annual real growth, should enable it to adequately pursue its strategic objectives as outlined in the QDR. If and to the extent that aspects of the Efficiencies Initiative are implemented, they could impact our results of operations and liquidity and could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

In addition, the U.S. Government has been operating under a series of Continuing Resolutions since the start of fiscal year (FY) 2011 on October 1, 2010. A Continuing Resolution authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives. If the Continuing Resolution continues in effect for an extended period, it could impact the performance of our current programs and continue to delay new awards.

The U.S. Government including foreign military sales accounted for 88% of our total net sales in 2010. Our principal U.S. Government customer is the DoD, and DoD funding has grown substantially since fiscal year (FY) 2001, when it was $300 billion. However, given the current environment, defense spending levels in the near future are difficult to predict. At a minimum, we expect lower growth rates in the overall DoD budget than those of the past decade, with a number of factors potentially impacting the DoD budget, including the following:

–	External threats to our national security, including potential security threats posed by terrorists, emerging nuclear states and other countries;
–	Funding for on-going operations in Iraq and Afghanistan, which will require funding above and beyond the DoD base budget for their duration;
–

Priorities of the Administration and the Congress, including deficit reduction given the historically high deficit and unemployment levels and the 2010 mid-term election results, and the relatively fragile state of the economic recovery, which could result in changes in the DoD budget overall and various allocations within the DoD budget; and

–	The overall health of the U.S. and world economies and the state of governmental finances.

For FY 2011, the DoD had requested a base budget of $549 billion, an increase of approximately $18 billion or 3% over FY 2010, which excludes funding for operations in Afghanistan and Iraq. This request included $189 billion for DoD modernization funding (an increase of approximately $4 billion or 2%), consisting of procurement and research and development (R&D), and $200 billion for the DoD Operations and Maintenance Account (O&M) (an increase of approximately $16 billion or 9%), including funding for training, services and other logistical support functions.

Overseas Contingency Operations (OCO) in Afghanistan and Iraq have largely been funded apart from the DoD base budget to better maintain visibility and oversight of war costs. The DoD’s request for FY 2011 OCO funding was $159 billion, which is just slightly lower than the $163 billion enacted for FY 2010 OCO activities. Looking forward, OCO funding is expected to decline as troops redeploy out of Iraq and later from Afghanistan. The request for future OCO funding will be determined on an as-needed basis and will likely be closely correlated to the amount of troops required for each operation.

With respect to other domestic customers beyond the DoD, we have contracts with a wide range of U.S. Government agencies, including the Department of Homeland Security (DHS), the Department of Justice (DoJ), the Department of State, the Department of Energy, the Intelligence Community, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA) and the National Science Foundation (NSF). Similar to the budget environment for the DoD, we expect the Administration will have to take deficit considerations into account when determining spending priorities for these agencies. Our relationship with these agencies, however, generally is determined more by specific program requirements than by a direct correlation to the overall funding levels for these agencies. We also have contracts with various state and local government agencies that also are subject to budget constraints and conflicts in spending priorities.

For more information on the risks and uncertainties that could impact the U.S. Government’s demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

International Considerations

In 2010, our sales to customers outside of the U.S. accounted for 23% of our total net sales (including foreign military sales through the U.S. Government). Internationally, the growing threat of additional terrorist activity, emerging nuclear states, long-range missiles and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions. In North Asia, both short and long-term security concerns are increasing demand for air and missile defense, air/naval modernization, maritime security, homeland security and air traffic management. In the Middle East, threats from state and non-state actors are increasing demand for air and missile defense, air/land/naval force modernization, precision engagement, maritime security, border security, and homeland security solutions. In South America, the economic growth in some developing countries is being accompanied by an increase in defense spending. While this region has traditionally been a smaller market for U.S.-based suppliers, it is likely to see above average growth rates. Global economic challenges are likely to restrain or even shrink the defense budgets of many European nations. Overall, we believe many international defense budgets have the potential to grow faster than the U.S. defense budget.

International customers are also expected to continue to adopt similar defense modernization initiatives as the U.S. DoD. We believe this trend will continue as many international customers are facing a threat environment which is similar to the U.S. and they are looking for advanced weapons and sensor systems. Alliance members also wish to assure their forces and systems will be interoperable with U.S. and North Atlantic Treaty Organization (NATO) forces. However, international demand is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. For more information on the risks and uncertainties that could impact international demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

Our Strategy and Opportunities

The following are the broad elements of our strategy:

–	Focus on key strategic pursuits, technology and Mission Assurance to protect and grow our position in four core defense markets: Sensing, Effects, C3I and Mission Support.
–	Leverage our domain knowledge in these core markets as well as the Homeland Security and Cybersecurity markets.
–	Expand international business by broadening our focus and satisfying customer needs in both core and growth markets.
–	Continue to be a Customer-focused company based on performance, relationships and solutions.

Our Markets

We believe that our broad mix of technologies, domain knowledge and key capabilities and our cost-effective, best value solutions and their alignment with customer needs in our core defense markets, position us favorably to continue to grow and increase our market share. Our core markets also serve as a solid base from which to expand into growth areas, such as Homeland Security and Cybersecurity. We continually explore opportunities to leverage our existing capabilities, or develop or acquire additional ones, to expand into growth markets.

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

Effects—Effects achieve specific military actions or outcomes, from force protection to theater/national missile defense. The missions may be achieved by kinetic means, directed energy or information operations. Our Effects capabilities include advanced airframes, guidance and navigation systems, multiple sensor seekers, targeting, net-enabled systems, multi-dimensional effects, directed energy and cyber systems.

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

Mission Support—We are focused on enabling customer success through total life-cycle support that predicts customer needs, senses potential problems and proactively responds with the most appropriate solutions. Our Mission Support capabilities include technical services, system engineering, logistics, training, operations and maintenance. Our training business continues to expand and we now train in over 80 countries and in 40 different languages.

Homeland Security—We also intend to continue to grow our presence in the domestic and international homeland security markets, focusing on transportation security, immigration control/identity management, critical infrastructure protection, maritime security, energy security, intelligence program support, law enforcement solutions and emergency preparedness and response.

Cybersecurity—We continue to enhance our capabilities in the cybersecurity market. In 2010, we acquired three companies in this area: Compucat Research Pty, Trusted Computer Solutions Inc. and Technology Associates Inc. We are focused on providing cyber capabilities to the Intelligence, DoD and DHS markets as well as embedding cybersecurity in our products and in our own IT infrastructure.

International Growth

Because of the breadth of our offerings, our systems integration capability, the value of our solutions and our strong legacy in the international marketplace, we believe that we are well-positioned to continue to grow our international business. As discussed under “International Considerations,” we believe demand is growing for solutions in air and missile defense, homeland security, air traffic management, precision engagement, naval systems integration and intelligence, surveillance and reconnaissance. In addition, as coalition forces increasingly integrate military operations worldwide, we believe that our capabilities in network-enabled operations will continue to be a key discriminator in these markets.

In 2010, our international sales, including foreign military sales through the U.S. Government, were $5.8 billion compared to $5.3 billion in 2009. In 2010, our international bookings were $4.4 billion compared to $7.6 billion in 2009.

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

We are also continuing to build strong customer relationships by listening to customers, working with them as partners and including them on Raytheon Six SigmaTM teams to jointly improve their programs and processes. We are increasingly focused on responding to our customers’ changing requirements with rapid and effective solutions to real problems. In recognition of our customers’ constraints and priorities, we also continue to drive various cost reductions across the Company through Raytheon Six SigmaTM, lean processes, reducing cycle times and numerous other initiatives.

Other Business Considerations

We currently are involved in over 15,000 contracts, with no single contract accounting for more than 5% of our total net sales in 2010. We believe that our diverse portfolio of programs and capabilities is well suited to a changing defense environment. However, we face numerous challenges and risks, as discussed below and under Item 1A. “Risk Factors” of this Form 10-K.

We remain dependent on the U.S. Government for a substantial portion of our business. Sales to the U.S. Government may be affected by changes in procurement policies, budget/economic considerations, changing defense requirements and political developments such as changes in Congress and the Administration. The influence of these factors could impact our financial position and results of operations. In addition, we operate in highly competitive markets. These markets are becoming increasingly more concentrated in response to the trend of certain customers awarding a smaller number of large multi-service contracts. Additionally, the DoD and international customers are increasingly turning to commercial contractors for information technology and other support work.

Our future success is dependent on our ability to execute our business strategies. First, we must continue to perform on existing programs, as past performance is an important selection criteria for new competitive awards. Second, we must successfully execute our growth strategies, as discussed above. In order to execute, we must be able to identify the most appropriate opportunities to leverage our capabilities and technologies, as well as emerging customer needs in these markets. We then must successfully develop, market and support new offerings and technologies for those markets which will require the investment of significant financial resources and substantial management attention.

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

FINANCIAL SUMMARY

We use the following key financial performance measures to manage our business on a consolidated basis and by business segment and to monitor and assess our results of operations:

–	Bookings—a forward-looking metric that measures the value of new contracts awarded to us during the year.
–	Net Sales—a growth metric that measures our revenue for the current year.
–	Operating Income—a measure of our profit from continuing operations for the year, before non-operating expenses, net and taxes.
–	Operating Margin—a measure of our operating income as a percentage of total net sales.

We also focus on earnings per share (EPS), including Adjusted EPS, and measures to assess our cash generation and the efficiency and effectiveness of our use of capital such as free cash flow (FCF) and return on invested capital (ROIC).

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

Bookings were $24.4 billion, $25.1 billion and $26.8 billion in 2010, 2009 and 2008, respectively resulting in backlog of $34.6 billion, $36.9 billion and $38.9 billion at December 31, 2010, 2009 and 2008, respectively. Backlog represents the dollar value of contracts awarded for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. We therefore discuss changes in backlog, including any significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portion of our contracts. As described in Commitments and Contingencies on page 64, in the second quarter of 2010, RSL was notified of its termination on the UK Border Agency program, which resulted in a net backlog adjustment of $556 million at IIS. In the second quarter of 2009, Kinetic Energy Interceptor (KEI), a developmental program with the Missile Defense Agency (MDA), was terminated for convenience, which resulted in a net backlog adjustment of approximately $2.4 billion at MS. The program was cancelled by the MDA due to a change in missile defense priorities.

Total net sales were $25.2 billion, $24.9 billion and $23.2 billion in 2010, 2009 and 2008, respectively.

Operating income was $2.6 billion, $3.0 billion and $2.6 billion in 2010, 2009 and 2008, respectively. Operating margin was 10.4%, 12.2% and 11.3% in 2010, 2009 and 2008, respectively. Included in operating income was a FAS/CAS Pension Adjustment, described below in Critical Accounting Estimates, of $230 million of expense, $27 million of income and $123 million of expense in 2010, 2009 and 2008, respectively.

Operating cash flow from continuing operations was $1.9 billion, $2.7 billion and $2.0 billion in 2010, 2009 and 2008, respectively.

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

Revenue Recognition

We determine the appropriate method by which we recognize revenue by analyzing the type, terms and conditions of each contract or arrangement entered into with our customers. The significant estimates we consider in recognizing revenue for the types of revenue-generating activities in which we are involved are described below. We classify contract revenues as product or service according to the predominant attributes of the relevant underlying contracts unless the contract can clearly be split between product and service. We define service revenue as revenue from activities which are not associated with the design, development or production of tangible assets, the delivery of software code or a specific capability. Our services sales are primarily related to our TS operating segment.

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

We generally use the cost-to-cost measure of progress for all our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred-to-date to the total estimated costs at completion of the contract. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. Revenues, including estimated earned fees or profits, are recorded as costs are incurred. Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complex and subject to many variables. Management must make various assumptions and estimates related to contract deliverables including design requirements, performance of subcontractors, cost and availability of materials, productivity and manufacturing efficiency and labor availability. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Incentive and award fees are generally awarded at the discretion of the customer or upon achievement of certain program milestones or cost targets. Incentive and award fees, as well as penalties or other damages related to contract performance, are considered in estimating profit rates. Estimates of award fees are based on actual awards and anticipated performance, which may include the performance of subcontractor or partners depending upon the individual contract requirements. Incentive provisions that increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Our claims on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated.

We have a standard quarterly process in which management reviews the progress and performance of our significant contracts. As part of this process, management reviews include, but are not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. Based on this analysis, any adjustments to net sales, costs of sales and the related impact to operating income are recorded as necessary in the period they become known. Changes in estimates of net sales, costs of sales and the related impact to operating income are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Other Revenue Methods—To a much lesser extent, we enter into contracts that are not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services. Revenue under such contracts is generally recognized upon delivery or as the service is performed. Revenue on contracts to sell software is recognized when evidence of an arrangement exists, the software has been delivered and accepted by the customer, the fee is fixed or determinable and collection is probable. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Royalty revenue is recognized when earned. Revenue generated from fixed-price service contracts not associated with the design, development, manufacture or modification of complex aerospace or electronic equipment is recognized as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and we have determined collectability is reasonably assured.

We apply the separation guidance under GAAP for contracts with multiple deliverables. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies described above.

Other Considerations—The majority of our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. Government. Cost-based pricing is determined under the Federal Acquisition Regulations (FAR). The FAR provide guidance on the types of costs that are allowable in establishing prices for goods and services under U.S. Government contracts. For example, costs such as those related to charitable contributions, certain merger and acquisition costs, lobbying costs, interest expense and certain litigation defense costs are unallowable. In addition, we may enter into agreements with the U.S. Government that address the allowability and allocation of costs to contracts for specific matters. Certain costs incurred in the performance of our U.S. Government contracts are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are deferred and primarily include a portion of our environmental expenses, asset retirement obligations, deferred state income tax, workers’ compensation and certain other accruals. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Pension and other postretirement benefit costs are allocated to our contracts as allowed costs based upon the U.S. Government Cost Accounting Standards (CAS). The CAS requirements for pension and other postretirement benefit costs differ from the Financial Accounting Standards (FAS) requirements under GAAP. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense to be recoverable under our expected future contract activity, and therefore did not defer any FAS expense for pension and other postretirement benefit plans in 2007-2009. This resulted in $230 million of expense in 2010, $27 million of income in 2009, and $123 million of expense in 2008, reflected in our results of operations for the difference between CAS and FAS requirements for our pension plans in those years.

Pension Costs

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We must calculate our pension costs under both CAS and FAS requirements under GAAP. The calculations under CAS and FAS require judgment. CAS prescribes the allocation to and recovery of pension costs on U.S. Government contracts through the pricing of products and services and the methodology to determine such costs. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both CAS and FAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension cost. In addition, the cash funding requirements for our pension plans are determined under the Employee Retirement Income Security Act of 1974 (ERISA). ERISA funding requirements use a third and different method to determine funding requirements, which is primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities. Effective January 1, 2011, we are subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of each year. Due to the foregoing differences in requirements and calculation methodologies, our FAS pension expense or income is not indicative of the funding requirements or amount of government recovery. Additionally, the recognition of pension costs for government contractors under the CAS rules is required to be harmonized with the PPA. On May 10, 2010, the CAS Pension Harmonization Notice of Proposed Rulemaking (NPRM) was published in the Federal Register with a 60 day comment period. The NPRM is the third step of a four step statutory process to implement a final CAS standard (Harmonization Rule) related to the recognition of pension costs for government contractors. Based upon the feedback received during the comment period, the CAS Board will either issue the final rule or alternatively reissue the NPRM. We expect that the final rule would increase our future CAS recovery amount and decrease the FAS/CAS Pension Adjustment. We record CAS expense in the results of our business segments. Due to the differences between FAS and CAS amounts, we also present the difference between FAS and CAS expense, referred to as our FAS/CAS Pension Adjustment, as a separate line item in our segment results. This effectively increases or decreases the amount of total pension expense in our results of operations so such amount is equal to the FAS expense amount under GAAP. Due to the foregoing differences in requirements and calculation methodologies, our FAS pension expense or income is not necessarily indicative of the funding requirements or amount of government recovery.

The assumptions in the calculations of our FAS expense and CAS expense, which involve significant judgment, are described below.

FAS Expense—Our long-term return on plan assets (ROA) and discount rate assumptions are the key variables in determining pension expense or income and the funded status of our pension plans under GAAP.

The long-term ROA represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payment obligations. We employ a “building block” approach in determining the long-term ROA assumption. Historical markets are studied and long-term relationships between equities and fixed income are assessed. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term ROA assumption is also established giving consideration to investment diversification, rebalancing and active management of the investment portfolio. Peer data and historical returns are reviewed periodically to assess reasonableness and appropriateness.

The investment policy asset allocation ranges for our domestic pension plans, as set by the Company’s Investment Committee, for the year ended December 31, 2010 were as follows:

Asset Category
U.S. equities	25% - 40%
International equities	15% - 30%
Fixed-income securities	25% - 40%
Cash and cash equivalents	3% - 15%
Other (including private equity and real estate)	0% - 20%

During 2010, the Investment Committee modified the investment policy allocation ranges for our domestic pension plans based upon the most recent periodic asset allocation study and in consideration of current market conditions. In validating the 2010 long-term ROA assumption, we also reviewed our pension plan asset performance since 1986. Our average actual annual rate of return since 1986 has exceeded our estimated 8.75% assumed annual return. Based upon these analyses and our internal investing targets, we determined our long-term ROA assumption for our domestic pension plans in 2010 was 8.75%, consistent with our 2009 assumption. Our domestic pension plans’ actual rates of return were approximately 11%, 17% and (26%) for 2010, 2009 and 2008, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses as described below. If we significantly change our long-term investment allocation or strategy, then our long-term ROA assumption could change.

The long-term ROA assumptions for foreign pension benefit plans are based on the asset allocations and the economic environment prevailing in the locations where the pension plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our pension plans.

The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and postretirement benefit obligations. The discount rate assumption is determined by using a theoretical bond portfolio model consisting of bonds AA rated or better by Moody’s for which the timing and amount of cash flows approximate the estimated benefit payments of our pension plans. The discount rate assumption for our domestic pension plans at December 31, 2010 is 5.75%, compared to the December 31, 2009 discount rate of 6.25% as a result of the bond environment at December 31, 2010.

An increase or decrease of 25 basis points in the long-term ROA and the discount rate assumptions would have had the following approximate impacts on 2010 pension results:

(In millions)
Change in assumption used to determine net periodic benefit cost for the year ended December 31, 2010
Discount rate	$49
Long-term ROA	34
Change in assumption used to determine benefit obligations for the year ended December 31, 2010
Discount rate	$510

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

The components of the FAS/CAS Pension Adjustment were as follows:

(In millions)	2010	2009	2008
FAS expense	$(896)	$(646)	$(524)
CAS expense	666	673	401
FAS/CAS Pension Adjustment	$(230)	$27	$(123)

As described above, a key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differ from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 11 years, and are amortized under CAS over a 15-year period. In accordance with both FAS and CAS, a “market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect the recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

The change in the FAS/CAS Pension Adjustment of $257 million in 2010 compared to 2009 was driven by a $250 million increase in our FAS expense. The $250 million increase in our FAS expense was driven primarily by the continued recognition of the 2008 losses in the market related value of assets, which had an impact of approximately $260 million. Our CAS expense decreased $7 million as a result of actual versus expected asset and liability experience.

The change in the FAS/CAS Pension Adjustment of $150 million in 2009 compared to 2008 was driven by a $272 million increase in our CAS expense. The $272 million increase in our CAS expense was driven primarily by negative asset returns in 2008, which caused certain plans to no longer be fully funded under CAS and had an impact of $287 million. Our FAS expense also increased by $122 million. The primary components of the change in FAS expense included an increase of $297 million due to the lower than expected return on pension assets during 2008, partially offset by a decrease of $106 million due to the expected return on our discretionary cash contribution to our plans in 2008 as well as the expected return on the expected cash contributions in 2009. In addition, the FAS expense decreased by $47 million due to the recognition of previous historical asset returns which were greater than the expected return.

For 2011, we currently expect our FAS expense will increase more than our CAS expense, which will increase the FAS/CAS Pension Adjustment. We expect the FAS/CAS Pension Adjustment to be approximately $370 million of expense driven by the lower discount rate environment and the difference in amortization periods under FAS and CAS, described above, of the net unrecognized liability, principally due to the negative 2008 asset returns. This expected increase in FAS expense in excess of CAS expense is subject to our annual update, generally planned in the third quarter, of our actuarial estimate of the unfunded benefit obligation for both FAS and CAS for final 2010 census data and does not include any potential change for the Harmonization Rule. After 2011, the FAS/CAS Pension Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2010 and without any adjustment for the Harmonization Rule, we would expect our FAS/CAS Pension Adjustment to decline as CAS continues to recognize the market related value of the 2008 asset losses through 2013 which FAS will have fully recognized through 2011.

The pension and other postretirement plans’ investments are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in private equity funds, hedge funds and private real estate funds are estimated at fair market value which primarily utilizes net asset values reported by the investment manager. The pension investment team reviews independently appraised values, audited financial statements and additional pricing information to evaluate the net asset values. For the very limited group of securities and other assets for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

In addition, we had $7.9 billion and $7.5 billion of deferred losses (pre-tax) in accumulated other comprehensive loss related to our pension and other postretirement benefit plans at December 31, 2010 and 2009, respectively, composed primarily of differences between actual and expected asset returns, changes in discount rates, changes in plan provisions and differences between actual and assumed demographic experience. The $0.4 billion increase in 2010 was driven primarily by the decrease in the discount rate from 6.25% at December 31, 2009 to 5.75% at December 31, 2010, partially offset by actual asset returns which exceeded our expected return and amortization of previous deferred losses in 2009 pension expense. To the extent we continue to experience such differences between these items, our funded status and related accrued retiree benefit obligation will change. Changes to our accrued retiree benefit obligation are initially reflected as a reduction to other comprehensive income. The deferred losses are amortized and included in future pension expense over the average employee service period of approximately 11 years.

Impairment of Goodwill

We evaluate goodwill for impairment annually on the first day of the fourth quarter and in any interim period in which circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business, significant decreases in federal government appropriations or funding for our contracts, or other significant adverse changes in industry or market conditions. No events occurred during the periods presented that indicated the existence of an impairment with respect to our goodwill related to our continuing operations. We estimate the fair value of our reporting units using a discounted cash flow (DCF) model based on our most recent long-range plan, and compare the estimated fair value of each reporting unit to its net book value, including goodwill. We discount the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. The weighted-average cost of capital is comprised of the estimated required rate of return on equity, based on publicly available data for peer companies, plus an equity risk premium related to specific company risk factors, and the after-tax rate of return on debt, weighted at the relative values of the estimated debt and equity for the industry. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. The combined estimated fair value of all of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe our control premium is reasonable based upon historic data of premiums paid on actual transactions within our industry. When available and as appropriate, we also use comparative market multiples to corroborate our DCF model results. There was no indication of goodwill impairment as a result of our 2010 impairment analysis. The fair values of each of our reporting units exceeded their respective net book values, including goodwill. Based upon our 2010 impairment analysis, the reporting unit that was closest to impairment had a fair value in excess of net book value, including goodwill, of more than 20%. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

Selected consolidated results were as follows:

				% of Total Net Sales
(In millions, except percentages and per share data)	2010	2009	2008	2010	2009	2008
Net sales
Products	$21,386	$21,761	$20,923	84.9%	87.5%	90.3%
Services	3,797	3,120	2,251	15.1%	12.5%	9.7%
Total net sales	25,183	24,881	23,174	100.0%	100.0%	100.0%
Operating expenses
Cost of sales
Cost of sales—products	17,022	17,071	16,570	67.6%	68.6%	71.5%
Cost of sales—services	3,281	2,676	1,919	13.0%	10.8%	8.3%
Total Cost of sales	20,303	19,747	18,489	80.6%	79.4%	79.8%
Administrative and selling expenses	1,648	1,527	1,548	6.5%	6.1%	6.7%
Research and development expenses	625	565	517	2.5%	2.3%	2.2%
Total operating expenses	22,576	21,839	20,554	89.6%	87.8%	88.7%
Operating income	2,607	3,042	2,620	10.4%	12.2%	11.3%
Non-operating (income) expense
Interest expense	126	123	129	0.5%	0.5%	0.6%
Interest income	(16)	(14)	(64)	(0.1)%	(0.1)%	(0.3)%
Other (income) expense	65	3	33	0.3%	—%	0.1%
Non-operating (income) expense, net	175	112	98	0.7%	0.5%	0.4%
Federal and foreign income taxes	589	953	824	2.3%	3.8%	3.6%
Income from continuing operations	1,843	1,977	1,698	7.3%	7.9%	7.3%
Income (loss) from discontinued operations, net of tax	36	(1)	(2)	0.1%	—%	—%
Net income	1,879	1,976	1,696	7.5%	7.9%	7.3%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	39	41	24	0.2%	0.2%	0.1%
Net income attributable to Raytheon Company	$1,840	$1,935	$1,672	7.3%	7.8%	7.2%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$4.79	$4.89	$3.93
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders	0.10	—	(0.01)
Diluted earnings per share attributable to Raytheon Company common stockholders	4.88	4.89	3.92

Total Net Sales

The increase in total net sales of $302 million in 2010 compared to 2009 was primarily due to higher external net sales of $282 million at TS, $273 million at SAS and $134 million at MS, partially offset by lower external net sales of $442 million at IIS. The increase in external net sales at TS was primarily due to higher net sales from growth on TS’ training programs. The increase in external net sales at SAS was primarily due to higher volume, as planned, as work increased on certain classified business. The increase in external net sales at MS was primarily due to higher net sales on Standard Missile-3 and the Advanced Medium Range Air-to-Air Missile (AMRAAM) program. The decrease in external net sales at IIS was primarily due to $385 million of lower net sales on a UK Border Agency Program, on which RSL was notified of its termination in the second quarter of 2010 (UK Border Agency Program), as described in Commitments and Contingencies on page 64, driven principally by the $316 million adjustment recorded in the second quarter of 2010 from a change in our estimated revenue and costs. The decrease in product net sales of $375 million in 2010 compared to 2009 was primarily due to lower external product net sales of $576 million at IIS primarily due to lower net sales on the UK Border Agency Program, described above, partially offset by higher external product net sales of $179 million at SAS and $137 million at MS. The increase in service net sales of $677 million in 2010 compared to 2009 was primarily due to higher external service net sales of $312 million at TS, principally due to higher net sales from growth on TS’ programs, $144 million at NCS and $136 million at IIS.

The increase in total net sales of $1,707 million in 2009 compared to 2008 was primarily due to higher external net sales of $550 million at TS, $413 million at IDS, $286 million at SAS and $210 million at NCS. The increase in external net sales at TS was primarily due to higher volume on training programs. The increase in IDS external net sales was primarily due to higher volume on Patriot programs. The increase in SAS external net sales was primarily due to higher volume on certain classified business and international airborne tactical radar programs. The increase in external net sales at NCS was primarily due to higher volume across various production programs, primarily certain U.S. Army programs. The increase in product net sales of $838 million in 2009 compared to 2008 was primarily due to the higher external product sales of $261 million at IDS, $252 million at SAS, $176 million at NCS and $142 million at MS. The increase in service net sales of $869 million in 2009 compared to 2008 was primarily due to the higher external service sales of $607 million at TS and $152 million at IDS.

Sales to the U.S. DoD were 85%, 84% and 83% of total net sales in 2010, 2009 and 2008, respectively. Sales to the U.S. Government were 88% of total net sales in 2010 and 2009 and 87% of total net sales in 2008. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $3.3 billion, $2.8 billion and $1.8 billion in 2010, 2009 and 2008, respectively. As described above in Industry Considerations, U.S. defense spending levels are difficult to predict due to numerous factors, including U.S. Government budget appropriation decisions and geo-political events and macroeconomic conditions. Total international sales, including foreign military sales through the U.S. Government, were $5.8 billion or 23% of total net sales, $5.3 billion or 21% of total net sales and $4.6 billion or 20% of total net sales in 2010, 2009 and 2008, respectively.

Cost of Sales

The increase in cost of sales of $556 million in 2010 compared to 2009 was primarily due to $299 million of increased costs, the primary drivers of which are described above in Total Net Sales and in Segment Results below, and higher expense of $257 million related to the FAS/CAS Pension Adjustment described below in Segment Results.

The increase in cost of sales of $1,258 million in 2009 compared to 2008 was primarily due to $1,408 million of increased costs, the primary drivers of which are described above in Total Net Sales and in Segment Results below, offset by lower expense of $150 million related to the FAS/CAS Pension Adjustment described below in Segment Results.

The FAS/CAS Pension Adjustment, which was $230 million of expense, $27 million of income and $123 million of expense in 2010, 2009 and 2008, respectively, is reported as a separate line item in our segment results. The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under FAS in accordance with GAAP and our pension expense under CAS. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government. For more information on the FAS/CAS Pension Adjustment, see our discussion below in Segment Results.

Administrative and Selling Expenses

Administrative and selling expenses remained relatively consistent as a percentage of sales in 2010 compared to 2009. The decrease in administrative and selling expenses of $21 million in 2009 compared to 2008 was primarily due to lower state tax payments driven by the utilization of overpayment credits from 2008. The provision for state income taxes can generally be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $59 million, $25 million and $122 million in 2010, 2009 and 2008, respectively.

Research and Development Expenses

Research and development expenses remained relatively consistent as a percent of total net sales in 2010, 2009 and 2008.

Total Operating Expenses

The increase in total operating expenses of $737 million in 2010 compared to 2009 was primarily due to $299 million of increased costs, the primary drivers of which are described above in Total Net Sales and below in Segment Results, and higher expense of $257 million related to the FAS/CAS Pension Adjustment described below in Segment Results.

The increase in total operating expenses of $1,285 million in 2009 compared to 2008 was primarily due to $1,435 million of increased costs, the primary drivers of which are described above in Total Net Sales and in Segment Results below, offset by lower expense of $150 million related to the FAS/CAS Pension Adjustment described below in Segment Results.

Operating Income

The decrease in operating income of $435 million in 2010 compared to 2009 was primarily due to the $419 million impact of the UK Border Agency Program, as described in Commitments and Contingencies on page 64, driven principally by the $395 million adjustment recorded in the second quarter of 2010 from a change in our estimated revenue and costs and higher expense of $257 million related to the FAS/CAS Pension Adjustment. These decreases were partially offset by improved program performance, which had approximately a $140 million impact on operating income and increased volume, which had approximately a $90 million impact on operating income, the primary drivers of which are described below in Segment Results.

The increase in operating income of $422 million in 2009 compared to 2008 was primarily due to lower expense of $150 million related to the FAS/CAS Pension Adjustment and increased volume, which had an impact of approximately $150 million and $69 million due to the increase in estimated future CAS pension costs at December 31, 2008 described below in Segment Results. For a discussion of the drivers of individual business operating income and related margin, see Segment Results below.

Non-Operating Expense, Net

The increase in non-operating expense, net of $63 million in 2010 compared to 2009 was primarily due to the $73 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in the fourth quarter of 2010 compared to the $22 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in the fourth quarter of 2009, and $11 million of lower year-over-year returns on investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans due to net gains of $17 million in 2010 compared to net gains of $28 million in 2009.

The increase in non-operating expense, net of $14 million in 2009 compared to 2008 was primarily due to the decrease in interest income of $50 million which was principally due to a decrease in interest rates driven by a shift in our strategy to invest more of our cash in U.S. Treasury bills, partially offset by a decrease of $30 million in other expense, net. The decrease in other expense, net was primarily due to a $58 million favorable year-over-year change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans due to net gains of $28 million in 2009 compared to net losses of $30 million in 2008, partially offset by a $22 million pretax charge associated with the make-whole provision on early repurchase of long-term debt in the fourth quarter of 2009.

Federal and Foreign Income Taxes

Our effective tax rate, which is used to determine federal and foreign income tax expense, differs from the U.S. statutory rate due to the following:

	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	-1.1%	-0.9%	-1.0%
Tax settlements and refund claims	-8.0%	-0.9%	-0.5%
Domestic manufacturing deduction benefit	-1.7%	-0.9%	-0.5%
Other items, net	—%	0.2%	-0.3%
Effective tax rate	24.2%	32.5%	32.7%

Our effective tax rate reflects the 35% U.S. statutory rate adjusted for various permanent differences between book and tax reporting. Our effective tax rate in 2010 was 8.3% lower than 2009 primarily due to the receipt of final approval from the IRS and the U.S. Congressional Joint Committee on Taxation in the third quarter of 2010 of the IRS’ examination of our tax returns for the 1998-2005 tax years (Tax Settlement), which decreased our tax expense from continuing operations by $170 million in 2010, partially offset by the change in mix of jurisdictional income, as a result of the UK Border Agency Program, primarily reflected in other items, net, in the table above. Our effective tax rate in 2009 was 0.2% lower than 2008 primarily due to increased manufacturing tax benefits and certain refund claims, partially offset by various non-deductible expenses. Our effective tax rate in 2010 was lower than the U.S. statutory rate primarily due to the Tax Settlement. Our effective tax rate in 2009 was lower than the U.S. statutory rate due to various permanent differences between book and tax reporting, including domestic manufacturing tax benefits, tax benefits related to certain refund claims, including $26 million of benefits primarily related to certain U.S. and foreign research tax incentives and employee stock ownership plan dividend deductions, partially offset by various non-deductible expenses. The effective tax rate in 2008 was lower than the U.S. statutory rate due to manufacturing tax benefits, employee stock ownership plan dividend deductions and tax benefits related to certain refund claims, including $13 million of benefits primarily related to a foreign research incentive refund claim, partially offset by various non-deductible expenses.

The decrease in federal and foreign income taxes of $364 million in 2010 compared to 2009 was primarily due to the Tax Settlement described above, and lower income from continuing operations before taxes. The increase in federal and foreign income taxes of $129 million in 2009 compared to 2008 was primarily due to our higher income from continuing operations before taxes.

Income from Continuing Operations

Income from continuing operations was $1,843 million, $1,977 million and $1,698 million in 2010, 2009 and 2008, respectively. The decrease in income from continuing operations of $134 million in 2010 compared to 2009 was due to the $435 million decrease in operating income and the $63 million increase in non-operating expenses, net, partially offset by a $364 million decrease in federal and foreign income taxes as described above.

The increase in income from continuing operations of $279 million in 2009 compared to 2008 was primarily due to the $422 million increase in operating income. Partially offset by a $129 million increase in federal and foreign income taxes as described above.

Income (loss) from Discontinued Operations, Net of Tax

The increase in income (loss) from discontinued operations, net of tax, of $37 million in 2010 compared to 2009 was primarily due to the Tax Settlement, described above, which included an $89 million decrease in tax expense from discontinued operations, primarily related to our previous disposition of Raytheon Engineers and Constructors. The increase was partially offset by a $39 million, net of the federal tax benefit, excise tax assessment related to our previous disposition of Flight Options LLC (Flight Options), described below in Discontinued Operations.

Income (loss) from discontinued operations, net of tax, was ($1) million and ($2) million in 2009 and 2008, respectively.

Net Income

Net income was $1,879 million, 1,976 million and $1,696 million in 2010, 2009 and 2008, respectively. The decrease in net income of $97 million in 2010 compared to 2009 was primarily due to the decrease in income from continuing operations offset by the increase in income (loss) from discontinued operations, net of tax, described above. The increase in net income of $280 million in 2009 compared to 2008 was primarily due to the increase in income from continuing operations as described above.

Diluted Earnings per Share from Continuing Operations Attributable to Raytheon Company Common Stockholders

Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders was $4.79 per diluted share on 377.0 million average shares outstanding in 2010, $4.89 per diluted share on 395.7 million average shares outstanding in 2009 and $3.93 per diluted share on 426.5 million average shares outstanding in 2008. The decrease in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders of $0.10 in 2010 compared to 2009 was primarily due to the $0.75 per share impact of the adjustment from a change in our estimated revenue and costs on the UK Border Agency Program, described above, and the FAS/CAS Pension Adjustment, which had an impact of $0.44. These decreases were partially offset by the Tax Settlement, described above, which had an impact of $0.45, operational improvements (volume, mix and program performance), which had an impact of $0.37 and a decrease in average shares outstanding, which had an impact of $0.23. The increase in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders of $0.96 in 2009 compared to 2008 was primarily due to a decrease in average shares outstanding, which had an impact of $0.35, operational improvements (volume, mix and program performance), which had an impact of $0.28 and the FAS/CAS Pension Adjustment, which had an impact of $0.23 due to the increase in income from continuing operations. The decrease in average diluted shares outstanding in 2010 and 2009 was primarily due to the repurchase of 29.0 million and 25.8 million shares in 2010 and 2009, respectively.

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders

Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders was $0.10 in 2010, had no impact per diluted share in 2009 and was $(0.01) per diluted share in 2008. The increase in diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders of $0.10 in 2010 compared to 2009 was primarily due to the Tax Settlement, described above, partially offset by the excise tax assessment related to our previous disposition of Flight Options, described below in Discontinued Operations.

Diluted Earnings per Share Attributable to Raytheon Company Common Stockholders

Diluted earnings per share attributable to Raytheon Company common stockholders was $4.88 per diluted share in 2010, $4.89 per diluted share in 2009 and $3.92 per diluted share in 2008. The decrease in diluted earnings per share attributable to Raytheon Company common stockholders of $0.01 in 2010 compared to 2009 was due to decrease in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders, partially offset by the increase in diluted Earnings (Loss) per share from discontinued operations attributable to Raytheon Company common stockholders described above. The increase in diluted earnings per share attributable to Raytheon Company common stockholders of $0.97 in 2009 compared to 2008 was primarily due to the increase in net income.

Adjusted EPS

Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the earnings per share impact of the FAS/CAS Pension Adjustment and, from time to time, certain other items. In addition to the FAS/CAS Pension Adjustment, our 2010 Adjusted EPS also excludes the earnings per share impact of the Tax Settlement as a result of our receipt of final approval from the IRS and the U.S Congressional Joint Committee on Taxation of the IRS’ examination of our tax returns for the 1998-2005 tax years, the earnings per share impact of the UK Border Agency Program, and the make-whole provision on the early repurchase of debt, all previously described, and the impact of the acceleration of deferred gains related to the terminated interest rate swaps on the retired debt. Our 2008 Adjusted EPS also excludes the earnings per share impact of the unfavorable adjustment due to the impact of pension investment returns on existing contracts in 2008. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting the Company’s financial performance and believes that it provides additional insights into the Company’s underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding. Adjusted EPS was as follows:

	2010	2009	2008
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$4.79	$4.89	$3.93
Earnings per share impact of the FAS/CAS Pension Adjustment	0.40	(0.04)	0.19
Earnings per share impact of the unfavorable adjustment due to the impact of pension investment returns on existing contracts	—	—	0.11
Earnings per share impact of the UK Border Agency Program	0.75	—	—
Earnings per share impact of the Tax Settlement	(0.45)	—	—
Earnings per share impact of the early retirement of debt charges	0.13	0.04	—
Earnings per share impact of the acceleration of deferred gains related to terminated interest rate swaps on retired debt	(0.03)	(0.01)	—
Adjusted EPS	$5.58	$4.87	$4.22

SEGMENT RESULTS

We report our results in the following segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). The following provides some context for viewing our segment performance through the eyes of management.

Given the nature of our business, bookings, net sales and operating income (including operating margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, and often these measures have significant interrelated effects as described below. In addition, we disclose and discuss backlog, which represents future sales that we expect to recognize over the contract period, which is generally the next several years.

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

Segment financial results were as follows:

Total Net Sales (In millions)	2010	2009	2008
Integrated Defense Systems	$5,470	$5,525	$5,148
Intelligence and Information Systems	2,757	3,204	3,132
Missile Systems	5,732	5,561	5,408
Network Centric Systems	4,918	4,822	4,510
Space and Airborne Systems	4,830	4,582	4,280
Technical Services	3,472	3,161	2,601
Corporate and Eliminations	(1,996)	(1,974)	(1,905)
Total	$25,183	$24,881	$23,174

Operating Income (In millions)	2010	2009	2008
Integrated Defense Systems	$879	$859	$870
Intelligence and Information Systems	(150)	259	253
Missile Systems	654	604	584
Network Centric Systems	701	674	575
Space and Airborne Systems	686	647	569
Technical Services	300	215	174
FAS/CAS Pension Adjustment	(230)	27	(123)
Corporate and Eliminations	(233)	(243)	(282)
Total	$2,607	$3,042	$2,620

Bookings (In millions)	2010	2009	2008
Integrated Defense Systems	$3,269	$5,969	$5,933
Intelligence and Information Systems	3,709	2,529	3,204
Missile Systems	6,485	5,548	6,043
Network Centric Systems	4,034	3,933	4,938
Space and Airborne Systems	4,321	4,446	3,927
Technical Services	2,631	2,633	2,753
Corporate	—	—	22
Total	$24,449	$25,058	$26,820

Included in bookings were international bookings of $4,371 million, $7,634 million and $7,564 million in 2010, 2009 and 2008, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 18%, 30% and 28% of total bookings in 2010, 2009 and 2008, respectively. International bookings in 2010 were affected by the timing of international awards. Classified bookings were 16%, 14% and 13% of total bookings in 2010, 2009 and 2008, respectively.

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

	Funded Backlog			Total Backlog
Backlog at December 31 (In millions)	2010	2009	2008	2010	2009	2008
Integrated Defense Systems	$6,433	$5,595	$4,802	$8,473	$10,665	$9,883
Intelligence and Information Systems	725	1,588	1,890	4,319	4,360	5,137
Missile Systems	6,385	6,454	6,082	8,212	7,657	9,937
Network Centric Systems	3,740	4,389	4,593	4,912	5,501	5,733
Space and Airborne Systems	3,266	3,402	2,731	5,981	5,921	5,442
Technical Services	2,083	2,051	1,888	2,654	2,773	2,752
Total	$22,632	$23,479	$21,986	$34,551	$36,877	$38,884

Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ). Both funded and unfunded backlog are affected by changes in foreign exchange rates. In the second quarter of 2010, IIS recorded a net backlog adjustment of $556 million as a result of the UK Border Agency Program. In the second quarter of 2009, Kinetic Energy Interceptor (KEI), a developmental program with the MDA, was terminated for convenience, which resulted in a net backlog adjustment of approximately $2.4 billion at MS. The program was cancelled by the U.S. Missile Defense Agency (MDA) due to a change in missile defense priorities.

Integrated Defense Systems

				% Change
(In millions, except percentages)	2010	2009	2008	2010 compared to 2009	2009 compared to 2008
Total Net Sales	$5,470	$5,525	$5,148	-1.0%	7.3%
Total Operating Expenses	4,591	4,666	4,278	-1.6%	9.1%
Operating Income	879	859	870	2.3%	-1.3%
Operating Margin	16.1%	15.5%	16.9%
Bookings	$3,269	$5,969	$5,933	-45.2%	0.6%
Total Backlog	8,473	10,665	9,883	-20.6%	7.9%

IDS is a leader in global capabilities integration, providing affordable, integrated solutions to a broad international and domestic customer base. IDS leverages its core domain knowledge and capabilities in sensors, command, control and communication (C3), persistent surveillance/intelligence, surveillance and reconnaissance (ISR), effects and mission support, to provide integrated naval, air and missile defense and civil security response solutions. Key customers include the U.S. Navy, Army and Air Force, and the U.S. Missile Defense Agency (MDA), and numerous international customers.

Total Net Sales and Total Operating Expenses—The decrease in net sales of $55 million in 2010 compared to 2009 was primarily due to $243 million of lower net sales on various U.S. Navy programs due to scheduled completion of design and production efforts, including $175 million from the scheduled completion of certain design phases on a U.S. Navy combat systems program, and $211 million of lower net sales on two joint battlefield sensor programs, driven principally by lower volume due to the completion of scheduled program production efforts and a scheduled decrease in design and development effort. The decrease in net sales was partially offset by $383 million of higher net sales on Patriot programs, primarily due to $288 million of higher net sales driven by scheduled design and production effort on an international Patriot program awarded in the fourth quarter of 2008. The decrease in operating expenses of $75 million in 2010 compared to 2009 was primarily due to the activity in the programs described above.

The increase in net sales of $377 million in 2009 compared to 2008 was primarily due to $660 million of higher net sales on Patriot programs principally due to $595 million of higher net sales driven by scheduled design effort on an international Patriot program awarded in the fourth quarter of 2008. The increase in net sales was partially offset by $266 million of lower net sales on various U.S. Navy programs due to scheduled completion of design and production efforts on numerous programs, including $129 million from the completion of certain design phases on a U.S. Navy combat systems program. The increase in operating expenses of $388 million in 2009 compared to 2008 was driven primarily by the activity in the programs described above.

Operating Income and Margin—The increase in operating income of $20 million in 2010 compared to 2009 was primarily due to a change in contract mix principally driven by the change in net sales described above, which had a $24 million impact on operating income. The increase in operating margin in 2010 compared to 2009 was primarily due to the change in contract mix described above.

The decrease in operating income of $11 million in 2009 compared to 2008 was primarily due to a change in contract mix driven by the completion of certain international air and missile defense programs in 2008, which had an $81 million impact on operating income, partially offset by increased volume, which had a $47 million impact on operating income and $25 million from improved program performance across various programs. IDS’ operating income also benefited from $14 million of sales of certain licensed software in 2009 compared to $28 million in 2008. The decline in operating margin in 2009 compared to 2008 was primarily due to the change in contract mix described above.

Backlog and Bookings—The decrease in backlog of $2,192 million at December 31, 2010 compared to December 31, 2009 was primarily due to lower bookings in 2010 described below. The increase in backlog of $782 million at December 31, 2009 compared to December 31, 2008 was primarily due to the 2009 bookings described below.

The decrease in bookings of $2,700 million in 2010 compared to 2009 was primarily due to higher Patriot bookings in 2009. In 2010, IDS booked $400 million to provide advanced Patriot air and missile defense capability for an international customer, $271 million on the Zumwalt-class destroyer program for the U.S. Navy, $228 million on the Aegis weapon system for the U.S. Navy, $222 million to provide engineering services support for a Patriot air and missile defense program for U.S. and international customers, $190 million for a U.S. Army/U.S. Navy Transportable Radar Surveillance (AN/TPY-2) radar for the MDA, $148 million to provide Common Contractor Logistics Support (CCLS) for the MDA, $131 million to provide Patriot Guidance Enhanced Missile-Tactical (GEM-T) missiles for Kuwait, and $112 million on the Air & Missile Defense Radar (AMDR) program for the U.S. Navy.

Bookings in 2009 remained relatively consistent with 2008. In 2009, IDS booked $3.2 billion to provide advanced Patriot air and missile defense capability for several domestic and international customers, including the U.S. Army, Taiwan and UAE. IDS also booked $650 million on the Zumwalt-class destroyer program, $157 million to provide Finland with Surface Launched Medium Range Air-to-Air Missile (SL-AMRAAM) systems and $150 million for Joint Land Attack Cruise Missile Defense Elevated Netted Sensor Systems (JLENS) for the U.S. Army.

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

Intelligence and Information Systems

				% Change
(In millions, except percentages)	2010	2009	2008	2010 compared to 2009	2009 compared to 2008
Total Net Sales	$2,757	$3,204	$3,132	-14.0%	2.3%
Total Operating Expenses	2,907	2,945	2,879	-1.3%	2.3%
Operating Income	(150)	259	253	-157.9%	2.4%
Operating Margin	-5.4%	8.1%	8.1%
Bookings	$3,709	$2,529	$3,204	46.7%	-21.1%
Total Backlog	4,319	4,360	5,137	-0.9%	-15.1%

IIS is a leader in intelligence, surveillance and reconnaissance (ISR), advanced cyber solutions, weather and environmental solutions, and information-based solutions for law enforcement and homeland security. Approximately half of its business is for classified customers. Other key customers include the U.S. Intelligence Community, DoD agencies, the Federal Bureau of Investigations (FBI), and the National Oceanographic and Atmospheric Association (NOAA).

Total Net Sales and Total Operating Expenses—The decrease in net sales of $447 million in 2010 compared to 2009 was primarily due to $385 million of lower net sales on the UK Border Agency Program driven principally by the $316 million adjustment recorded in the second quarter of 2010 from a change in our estimated revenue and costs on the UK Border Agency Program, $68 million of lower net sales on a distributed ground systems program for the U.S. Air Force principally from lower volume as a result of the planned program schedule, and $65 million of lower net sales on certain classified programs. The decrease in net sales was partially offset by $104 million of higher net sales, as a result of scheduled design and build efforts on Global Positioning System Advanced Control Segment (GPS-OCX), a GPS command, control and mission capabilities program awarded in the first quarter of 2010. Operating expenses in 2010 remained relatively consistent with 2009.

The increase in net sales of $72 million in 2009 compared to 2008 was primarily due to $114 million of higher net sales on three major classified programs and $29 million of higher net sales on a U.S. Air Force program, principally from higher volume driven by additional task orders from expanded customer scope, partially offset by $98 million of lower net sales on an international advanced border control and security program, principally from lower volume as subcontractor work related to the initial development phase was completed in June 2009. The increase in operating expenses of $66 million in 2009 compared to 2008 was driven primarily by the activity in the programs described above.

Operating Income and Margin—The decrease in operating income of $409 million in 2010 compared to 2009 and the related decrease in operating margin was primarily due to $419 million of operating income impact related to the UK Border Agency Program driven by the $395 million adjustment recorded in the second quarter of 2010 from a change in our estimated revenue and costs previously described, partially offset by $16 million of improved program performance spread across numerous programs. IIS’ operating income was also reduced by approximately $17 million in 2010 and 2009 by certain cybersecurity-related acquisition costs and investments.

The increase in operating income of $6 million in 2009 compared to 2008 was primarily due to lower cybersecurity-related acquisition costs and investments, which had a $12 million impact on operating income. Operating margin in 2009 remained consistent with 2008. IIS’ operating margin was reduced by approximately $17 million in 2009 and approximately $29 million in 2008 by certain cybersecurity-related acquisition costs and investments.

Backlog and Bookings—The decrease in backlog of $41 million at December 31, 2010 compared to December 31, 2009 was primarily due to a $556 million net backlog adjustment on the UK Border Agency Program, recorded in the second quarter of 2010, partially offset by higher bookings in 2010 described below. The decrease in backlog of $777 million at December 31, 2009 compared to December 31, 2008 was primarily due to lower 2009 bookings described below.

The increase in bookings of $1,180 million in 2010 compared to 2009 included a $901 million award on a contract to develop the next-generation GPS-OCX for the U.S. Air Force, a $167 million booking on a major U.S. Air Force program, $80 million on the Earth Observing System Data and Information System (EOSDIS) contract for NASA and $1,723 million on a number of classified contracts, including $371 million on a major classified program, compared to $1,364 million in 2009.

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

In 2008, IIS booked $1.8 billion on a number of classified contracts, including $379 million and $271 million on two major classified programs.

Missile Systems

				% Change
(In millions, except percentages)	2010	2009	2008	2010 compared to 2009	2009 compared to 2008
Total Net Sales	$5,732	$5,561	$5,408	3.1%	2.8%
Total Operating Expenses	5,078	4,957	4,824	2.4%	2.8%
Operating Income	654	604	584	8.3%	3.4%
Operating Margin	11.4%	10.9%	10.8%
Bookings	$6,485	$5,548	$6,043	16.9%	-8.2%
Total Backlog	8,212	7,657	9,937	7.2%	-22.9%

MS is a premier developer and producer of missile systems for the armed forces of the U.S. and other allied nations. Leveraging its key capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting, and netted systems, MS develops and supports a broad range of cutting-edge weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles and directed energy effectors. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA, and the armed forces of more than 40 allied nations.

Total Net Sales and Total Operating Expenses—The increase in net sales of $171 million in 2010 compared to 2009 was primarily due to $108 million of higher net sales on the Standard Missile-3 program, principally from higher volume driven by scheduled development efforts, $100 million of higher net sales on the AMRAAM program, principally from higher volume driven by scheduled higher production build rates, $92 million of higher net sales on the tube-launched, optically-tracked, wireless guided missile program, principally from higher volume driven by scheduled higher production build rates and $84 million of higher net sales on the PavewayTM program, principally from higher volume driven by scheduled production efforts on an international award. The increase in net sales was partially offset by $96 million of lower net sales on a non line-of-sight missile program, principally from lower volume, as the program received a stop work-order in the second quarter of 2010 and $82 million of lower net sales on the KEI program, which was terminated for convenience in the second quarter of 2009 as described above. The increase in operating expenses of $121 million in 2010 compared to 2009 was driven primarily by the activity in the programs described above.

The increase in net sales of $153 million in 2009 compared to 2008 was primarily due to $76 million of higher net sales on the Standard Missile-3 program, principally from increased volume due to higher subcontractor effort related to program deliveries along with increased development efforts, $60 million of higher net sales on the Maverick Missile program due primarily to material costs resulting from international orders received in 2009, and $57 million of higher net sales related to development effort on a competitive missile program. The increase in net sales was partially offset by $71 million in lower net sales on the KEI program, which was terminated for convenience in the second quarter of 2009, as described above. The increase in operating expenses of $133 million in 2009 compared to 2008 was driven primarily by the activity in the programs described above.

Operating Income and Margin—The increase in operating income of $50 million in 2010 compared to 2009 was primarily due to a change in contract mix spread across numerous programs, with no individual or common significant driver, which had a $19 million impact on operating income, improved program performance, which had a $18 million impact on operating income, primarily due to $11 million from labor and material production efficiencies on various air weapons systems programs and increased volume, which had a $13 million impact on operating income. The increase in operating margin in 2010 compared to 2009 was primarily due to the contract mix and the improved program performance described above.

The increase in operating income of $20 million in 2009 compared to 2008 was primarily due to higher volume, which had a $12 million impact on operating income. Included in operating income for 2009 was improved program performance of $26 million on the Phalanx program primarily as a result of the implementation of value engineering change proposals (VECP), which reduced production costs, primarily from material and labor efficiencies. Operating income in 2008 included $25 million from higher award fees recognized on the Standard Missile-3 program driven by a successful flight test milestone. Operating margin in 2009 remained relatively consistent with 2008.

Backlog and Bookings—The increase in backlog of $555 million at December 31, 2010 compared to December 31, 2009 was primarily due to higher bookings in 2010. The decrease in backlog of $2,280 million at December 31, 2009 compared to December 31, 2008 was primarily due to the termination for convenience of the KEI program as previously described.

The 2010 bookings, which increased $937 million over 2009 included $743 million for Standard Missile-3 for the MDA and an international customer, $698 million for the production of AMRAAM for the U.S. Air Force and international customers, $675 million on a classified program, $668 million for the production of Paveway™ for the Kingdom of Saudi Arabia and other international customers, $501 million for the production of Tomahawk missiles for the U.S. Navy and an international customer, $451 million for engineering and manufacturing development of Small Diameter Bomb II (SDB II) for the joint U.S. Air Force and U.S Navy program, $425 million for the production of Standard Missile-2 for the U.S. Navy and international customers, $274 million for the production of Rolling Airframe Missile (RAM) for the U.S. Navy and international customers, $271 million for the Phalanx Weapons System for the U.S. Navy, Army and international customers, $262 million for development work on the Exoatmospheric Kill Vehicle program for the MDA, $209 million for the production of AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy and international customers, $198 million for the Javelin program for the U.S. Army and international customers, $168 million on the Miniature Air-Launched Decoy (MALD) for the U.S. Air Force, Army, and Navy, $147 million for Evolved Sea Sparrow Missiles (ESSM) for the U.S. Navy and international customers, $122 million for the production of TOW missiles for U.S. Army and international customers, and $114 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy and international customers.

The decrease in bookings of $495 million in 2009 was primarily due to $318 million of awards for Standard Missile-3 for the U.S. Navy and the MDA in 2009 compared to $1.2 billion in 2008. In 2009, MS booked $645 million for AMRAAM systems for international customers and the U.S. Air Force, $514 million for the tube launched, optically-tracked, wireless guided missile program for international customers and the U.S. Army, $508 million for ESSM for international customers and the U.S. Navy and $402 million for Phalanx Weapon Systems. MS also booked $384 million on Standard Missile-2 for international customers and the U.S. Navy, $318 million for Standard Missile-3 for the MDA and $294 million for Tactical Tomahawk cruise missiles for the U.S. Navy.

In 2008, MS booked $1.2 billion for the production of Standard Missile-3 for the U.S. Navy and the MDA, $624 million for the production of the AMRAAM program for international customers and the U.S. Air Force, $577 million on Standard Missile Development and Production, and $478 million for the production of Tactical Tomahawk cruise missiles for the U.S. Navy.

Network Centric Systems

				% Change
(In millions, except percentages)	2010	2009	2008	2010 compared to 2009	2009 compared to 2008
Total Net Sales	$4,918	$4,822	$4,510	2.0%	6.9%
Total Operating Expenses	4,217	4,148	3,935	1.7%	5.4%
Operating Income	701	674	575	4.0%	17.2%
Operating Margin	14.3%	14.0%	12.7%
Bookings	$4,034	$3,933	$4,938	2.6%	-20.4%
Total Backlog	4,912	5,501	5,733	-10.7%	-4.0%

NCS is a leading provider of net-centric mission solutions for federal, state and local government and civil customers. NCS leverages its capabilities in networking, sensors, command and control, and communications to develop and produce solutions for customers in key markets such as U.S. Army modernization, international and domestic homeland security, civil communications, and transportation solutions. NCS customers include the DoD and other U.S. government customers, as well as numerous international customers.

Total Net Sales and Total Operating Expenses—The increase in net sales of $96 million in 2010 compared to 2009 was primarily due to $223 million of higher net sales related to programs associated with Raytheon BBN Technologies (BBN), which was acquired in the fourth quarter of 2009, primarily due to increased DoD research activities and force protection awards, and $127 million of higher net sales, as planned due to a scheduled increase in design and production efforts on a classified international program awarded in the fourth quarter of 2009. The increase in net sales was partially offset by $144 million of lower net sales on a U.S. Army sensor program due to a planned decline in production and $81 million of lower net sales on a combat vehicle sensor program, principally from lower volume, due to a program restructuring. The increase in operating expenses of $69 million in 2010 compared to 2009 was driven primarily by the activity described above.

The increase in net sales of $312 million in 2009 compared to 2008 was primarily due to $261 million of higher net sales across various production programs, primarily certain U.S. Army programs, principally from higher volume driven by increases in production to meet program delivery schedule requirements, as anticipated, as well as $112 million of higher intersegment sales related to precision mechanical products and related design engineering. The increase in net sales was also due to $53 million of higher net sales, principally from higher volume on a precision approach and landing program for the U.S. Navy awarded in the third quarter of 2008 and $41 million of higher net sales related to BBN. The increase in net sales was partially offset by $144 million of lower net sales, principally from lower volume on a U.S. Army communications program that substantially completed production efforts on the initial contract, as planned, in the third quarter of 2008. The increase in operating expenses of $213 million in 2009 compared to 2008 was driven primarily by the activity described above.

Operating Income and Margin—The increase in operating income of $27 million in 2010 compared to 2009 was primarily due to improved program performance spread across numerous programs, with no individual or common significant driver, which had an $18 million impact on operating income and increased volume, which had a $13 million impact on operating income, partially offset by a change in contract mix, which had a $4 million negative impact on operating income, driven principally by lower volume on a U.S. Army sensor program. Operating margin in 2010 remained relatively consistent with 2009.

The increase in operating income of $99 million in 2009 compared to 2008 was primarily due to improved program performance on a broad range of programs of $76 million and higher volume, which had an $18 million impact on operating income. Of the $76 million in improved program performance, $29 million is attributable to the production programs described above, driven by lower estimated labor and material costs at completion from achieved production efficiencies. These production efficiencies were the result of increased production volume across these programs which allowed us to leverage existing capacity, incur lower production labor hours and experience improved yields. The remaining improved program performance included overhead cost improvement initiatives and other program performance that was spread across numerous contracts with no other individual or common significant driver. The improvement in operating margin in 2009 compared to 2008 was primarily due to the improved program performance described above.

Backlog and Bookings—The decrease in backlog of $589 million at December 31, 2010 compared to December 31, 2009 was primarily due to external sales in excess of bookings in 2010, principally within our Combat Systems product line. The decrease in backlog of $232 million at December 31, 2009 compared to December 31, 2008 was primarily due to lower bookings in 2009.

Bookings in 2010 remained relatively consistent with bookings in 2009. In 2010, NCS booked $254 million on the Standard Terminal Automation Replacement System (STARS) program for the Federal Aviation Agency (FAA) and the DoD, $250 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) program for the U.S. Army, $146 million on a command and control program for an international customer, $111 million for Horizontal Technology Integration (HTI) forward-looking infrared kits for the U.S. Army, $104 million on the Navy Multiband Terminal (NMT) program for the U.S. Navy and $96 million for Improved Thermal Sight Systems (ITSS) for an international customer.

The decrease in bookings of $1,005 million in 2009 was primarily due to awards for HTI forward-looking infrared kits, the LRAS3, the Joint Precision Approach and Landing System (JPALS) contract and other programs in 2008 described below. In 2009, NCS booked $446 million on an international classified program, $163 million for Improved Target Acquisition Systems (ITAS), $146 million for HTI forward looking infrared kits, $127 million for a toll system replacement program, $117 million for Commander’s Independent Viewers (CIV) and $107 million for the Secure Mobile Anti-Jam Reliable Tactical Terminal (SMART-T) program.

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

Space and Airborne Systems

				% Change
(In millions, except percentages)	2010	2009	2008	2010 compared to 2009	2009 compared to 2008
Total Net Sales	$4,830	$4,582	$4,280	5.4%	7.1%
Total Operating Expenses	4,144	3,935	3,711	5.3%	6.0%
Operating Income	686	647	569	6.0%	13.7%
Operating Margin	14.2%	14.1%	13.3%
Bookings	$4,321	$4,446	$3,927	-2.8%	13.2%
Total Backlog	5,981	5,921	5,442	1.0%	8.8%

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

Total Net Sales and Total Operating Expenses—The increase in net sales of $248 million in 2010 compared to 2009 was primarily due to $235 million of higher net sales from higher volume, as planned, as work increased on certain classified business awarded principally in the first half of 2009, $87 million of higher net sales on a multi-spectral targeting system program driven by increased planned production efforts to meet the program delivery schedule and $75 million of higher net sales from higher volume, as planned, as production work increased on an international airborne tactical radar program awarded in the first quarter of 2010. The increase in net sales was partially offset by $111 million of lower net sales from lower volume, as planned, as an advanced targeting program moved toward completion. The increase in operating expenses of $209 million in 2010 compared to 2009 was primarily driven by the activity described above.

The increase in net sales of $302 million in 2009 compared to 2008 was primarily due to $212 million of higher net sales, principally from higher volume as work increased on certain classified business awarded in the second half of 2008 and in the first quarter of 2009, $100 million of higher net sales, principally from higher volume on international airborne tactical radar programs driven by increased production efforts as planned to meet the program delivery schedule and $93 million of higher net sales, principally on a multi-spectral targeting system program driven by increased production efforts as planned to meet the program schedule. The increase in operating expenses of $224 million in 2009 compared to 2008 was primarily driven by the activity described above.

Operating Income and Margin—The increase in operating income of $39 million in 2010 compared to 2009 was primarily due to higher volume, which had a $28 million impact on operating income, and a change in contract mix driven by higher volume on an international airborne tactical radar program, which had a $26 million impact on operating income. The increase in operating income was partially offset by the $19 million in 2009 from the favorable settlement of affirmative claims and the resolution of a contract termination described below. Operating margin in 2010 remained relatively consistent with 2009.

The increase in operating income of $78 million in 2009 compared to 2008 was primarily due to a change in mix from higher volume on the international tactical radar programs described above, which had a $43 million impact on operating income, increased volume, which had a $30 million impact on operating income, and $19 million from the favorable settlement of affirmative claims related to contract scope on two fixed-price programs and the resolution of a contract termination claim. The improvement in operating margin in 2009 compared to 2008 was primarily due to the change in mix and favorable settlement of the affirmative claims and resolution of the contract termination claim.

Backlog and Bookings—Backlog remained relatively consistent at December 31, 2010 compared to December 31, 2009. The increase in backlog of $479 million at December 31, 2009 compared to December 31, 2008 was primarily due to the 2009 awards, primarily classified, described below.

Bookings in 2010 remained relatively consistent with 2009. In 2010, SAS booked $1,106 million on a number of classified contracts, including $332 million on a major classified space program. In 2010, SAS also booked $618 million for the production of Active Electronically Scanned Array (AESA) radars for the U.S. Air Force, U.S. Navy, Air National Guard and international customers and $90 million for the production of Advanced Countermeasures Electronic System (ACES) for Egypt.

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

In 2008, SAS booked $1.5 billion on a number of classified contracts.

Technical Services

				% Change
(In millions, except percentages)	2010	2009	2008	2010 compared to 2009	2009 compared to 2008
Total Net Sales	$3,472	$3,161	$2,601	9.8%	21.5%
Total Operating Expenses	3,172	2,946	2,427	7.7%	21.4%
Operating Income	300	215	174	39.5%	23.6%
Operating Margin	8.6%	6.8%	6.7%
Bookings	$2,631	$2,633	$2,753	-0.1%	-4.4%
Total Backlog	2,654	2,773	2,752	-4.3%	0.8%

TS provides a full spectrum of technical, scientific and professional services to defense, federal, international and commercial customers worldwide. It specializes in training, logistics, engineering services and solutions, product support and operational support services. TS provides solutions for mission support, homeland security, space, civil aviation, counterproliferation and counterterrorism markets. Key customers include all branches of the U.S. Armed Forces, as well as the DHS, NASA, FAA, Department of Energy, Defense Threat Reduction Agency (DTRA) and international governments.

Total Net Sales and Total Operating Expenses—The increase in net sales of $311 million in 2010 compared to 2009 was primarily due to $232 million of higher net sales from growth on TS’ training programs, principally domestic and foreign training programs supporting the U.S. Army’s Warfighter FOCUS activities due to an increase in customer determined activity levels, and $53 million of higher net sales from programs with the Transportation Security Administration (TSA), driven primarily by system integration efforts on a program awarded in the first quarter of 2010. The increase in operating expenses of $226 million in 2010 compared to 2009 was driven primarily by the activity in the programs described above.

The increase in net sales of $560 million in 2009 compared to 2008 was primarily due to $589 million of higher net sales from growth on TS’ training programs, principally domestic and foreign training programs supporting the U.S. Army’s Warfighter FOCUS activities, which began significant efforts in May 2008, and training activities performed on the Air Traffic Control Optimum Training Solutions (ATCOTS) contract for the FAA, a program awarded in 2008, which began training activities in the fourth quarter of 2008. The increase was partially offset by $98 million of lower net sales on a DTRA program, principally from lower volume due to the substantial completion of contract scope in the fourth quarter of 2008. The increase in operating expenses of $519 million in 2009 compared to 2008 was driven primarily by the activity in the programs described above.

Operating Income and Margin—The increase in operating income of $85 million in 2010 compared to 2009 was primarily due to improved program performance, which had a $65 million impact on operating income, and increased volume, which had an $18 million impact on operating income. The improved program performance was driven primarily by cost efficiencies associated with increased levels of program activities on various training programs, which had a $22 million positive impact on 2010 operating income, the majority of which was on programs nearing completion; contract modifications that impacted the scope on certain training programs and an international mission support program, which had an $11 million positive impact on 2010 operating income; prior year profit adjustments due to a change in estimate related to certain mission support program costs, which had a $6 million negative impact on 2009 operating income; and higher award fees on a fixed-price service contract, which had a $3 million positive impact on 2010 operating income. The increase in operating margin in 2010 compared to 2009 was primarily due to the improved program performance described above.

The increase in operating income of $41 million in 2009 compared to 2008 was primarily due to increased volume, which had a $37 million impact on operating income. Operating margin in 2009 remained relatively consistent with 2008.

Backlog and Bookings—Backlog at December 31, 2010 remained relatively consistent with December 31, 2009 and December 31, 2008.

Bookings in 2010 remained relatively consistent with 2009. In 2010, TS booked $952 million on domestic training programs and $328 million on foreign training programs in support of the Warfighter FOCUS activities, $173 million to provide operational and logistics support to the National Science Foundation (NSF) Office of Polar Programs and $88 million on the Security Equipment Integration Services (SEIS) contract for the TSA.

Bookings in 2009 remained relatively consistent with 2008. In 2009, TS booked $1.0 billion on domestic training programs and $300 million on foreign training programs in support of the U.S. Army’s Warfighter FOCUS activities, $160 million to upgrade Phalanx Weapon Systems for the Royal Canadian Navy and $100 million for DTRA.

In 2008, TS booked $890 million on domestic training programs and $67 million on foreign training programs in support of the U.S. Army’s Warfighter FOCUS activities as well as $436 million on the FAA’s ATCOTS contract.

FAS/CAS Pension Adjustment

The FAS/CAS Pension Adjustment represents the difference between our pension expense or income under FAS in accordance with GAAP and our pension expense under CAS. The results of each segment only include pension expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of the FAS/CAS Pension Adjustment was as follows:

(In millions)	2010	2009	2008
FAS expense	$(896)	$(646)	$(524)
CAS expense	666	673	401
FAS/CAS Pension Adjustment	$(230)	$27	$(123)

As described above in Critical Accounting Estimates, a key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differ from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 11 years, and are amortized under CAS over a 15-year period. In accordance with both FAS and CAS, a “market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect the recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

The change in the FAS/CAS Pension Adjustment of $257 in 2010 compared to 2009 was driven by a $250 million increase in our FAS expense. The $250 million increase in our FAS expense was driven primarily by the continued recognition of the 2008 losses in the market related value of assets, which had an impact of approximately $260 million. Our CAS expense decreased $7 million as a result of actual versus expected asset and liability experience.

The change in the FAS/CAS Pension Adjustment of $150 million in 2009 compared to 2008 was driven by a $272 million increase in our CAS expense. The $272 million increase in our CAS expense was driven primarily by negative asset returns in 2008, which caused certain plans to no longer be fully funded under CAS and had an impact of $287 million. Our FAS expense also increased by $122 million. The primary components of the change in FAS expense included an increase of $297 million due to the lower than expected return on pension assets during 2008, partially offset by a decrease of $106 million due to the expected return on our discretionary cash contribution to our plans in 2008 as well as the expected return on the expected cash contributions in 2009. In addition, the FAS expense decreased by $47 million due to the recognition of previous historical asset returns which were greater than the expected return.

For 2011, we currently expect our FAS expense will increase more than our CAS expense, which will increase the FAS/CAS Pension Adjustment. We expect the FAS/CAS Pension Adjustment to be approximately $370 million of expense driven by the lower discount rate environment and the difference in amortization periods under FAS and CAS, described above, of the net unrecognized liability, principally due to the negative 2008 asset returns. This expected increase in FAS expense in excess of CAS expense is subject to our annual update, generally planned in the third quarter, of our actuarial estimate of the unfunded benefit obligation for both FAS and CAS for final 2010 census data and does not include any potential change for the Harmonization Rule. After 2011, the FAS/CAS Pension Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2010 and without an adjustment for the Harmonization Rule, we would expect our FAS/CAS Pension Adjustment to decline as CAS continues to recognize the market related value of the 2008 asset losses through 2013 which FAS will have fully recognized through 2011.

Beginning in 2011, in order to more clearly show each business’ underlying operational performance, we began treating for management reporting purposes the amounts related to the FAS/CAS Post Retirement benefit (FAS/CAS PRB Adjustment) consistent with the FAS/CAS Pension Adjustment. Also beginning in 2011, we changed our segment presentation to exclude from each business the amounts related to the FAS/CAS PRB Adjustment and combined such amounts with our FAS/CAS Pension Adjustment. The FAS/CAS PRB Adjustment represents the difference between our Post Retirement benefits (PRB) credit under FAS in accordance with GAAP and our PRB adjustment under CAS. This will result in a combined FAS/CAS adjustment at Corporate as follows:

(In millions)	2010	2009	2008
FAS/CAS Pension Adjustment as Reported	$(230)	$27	$(123)
FAS/CAS PRB Adjustment	43	52	58
Total FAS/CAS Adjustment	$(187)	$79	$(65)

The change will have an insignificant impact to each of the business segments operating income and margins for 2010, 2009, and 2008.

Corporate and Eliminations

Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio.

The components of total net sales related to Corporate and Eliminations were as follows:

(In millions)	2010	2009	2008
Intersegment sales eliminations	$(2,023)	$(2,004)	$(1,884)
Corporate	27	30	(21)
Total	$(1,996)	$(1,974)	$(1,905)
The components of operating income related to Corporate and Eliminations were as follows:
(In millions)	2010	2009	2008
Intersegment profit eliminations	$(189)	$(173)	$(166)
Corporate	(44)	(70)	(116)
Total	$(233)	$(243)	$(282)

Total net sales and operating income related to corporate in 2010 remained relatively consistent with 2009. The increase in net sales and operating income related to corporate in 2009 compared to 2008 was primarily due to the increase in estimated future CAS pension costs at December 31, 2008, described below.

As described above in Critical Accounting Estimates, pension costs as calculated under CAS are a component of our estimated costs to complete each of our U.S. Government contracts. On an annual basis, we update our estimate of future CAS pension costs based upon actual asset returns and other actuarial factors. When these estimated future costs increase, which occurred at December 31, 2008, driven mainly by the significant decline in the value of our pension assets in 2008, the estimated costs to complete each existing contract increases. The amounts of revenue and profit which are recognizable based upon our estimated percent complete and expected margins on our contracts, principally on our fixed-price contracts, were reduced. In 2008, we recorded a cumulative catch-up adjustment for this reduction in revenue and profit of $69 million as part of Corporate and Eliminations consistent with our internal management reporting and performance evaluation. The components of the adjustment were as follows:

(In millions)
Integrated Defense Systems	$20
Intelligence and Information Systems	7
Missile Systems	14
Network Centric Systems	12
Space and Airborne Systems	12
Technical Services	4
Total	$69

Discontinued Operations

In pursuing our business strategies we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At December 31, 2010 and December 31, 2009, we had $41 million and $71 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At December 31, 2010 and December 31, 2009, we had $113 million and $57 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities, various contract obligations and aircraft lease obligations. We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. In the fourth quarter of 2010, IRS appeals proceedings failed to resolve the federal excise tax dispute related to the treatment of monthly management fees, and as a result, the IRS assessed Flight Options for excise taxes. In the divestiture of Flight Options, Raytheon agreed to indemnify Flight Options in the event Flight Options was assessed and paid these excise taxes. This indemnification obligation gave rise to our retained non-income tax obligation. In 2011, Flight Options paid the assessment and we indemnified Flight Options given our indemnification obligation. As a result, In the fourth quarter of 2010 we recorded a $39 million charge, net of federal tax benefit, in discontinued operations. On behalf of Flight Options, we intend to vigorously contest the matter through litigation and, if successful, we would be entitled to recover substantially all of the amounts paid. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

During 2010, in connection with the Tax Settlement, we recorded a $280 million reduction in our unrecognized tax benefits, which included a decrease of $89 million in tax expense from discontinued operations, including interest, primarily related to our previous disposition of Raytheon Engineers and Constructors.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at December 31, 2010 and 2009:

(In millions)	2010	2009
Cash and cash equivalents	$3,638	$2,642
Working capital	2,862	2,345
Amount available under our credit facilities	1,497	1,479

The increase of $517 million in working capital in 2010 compared to 2009 was primarily due to the $954 million increase in total current assets, principally driven by increased cash, partially offset by the $437 million increase in total current liabilities, principally driven by increases in other incurred expenses and accounts payable as a result of the timing of payments.

Operating Activities

(In millions)	2010	2009	2008
Net cash provided by (used in) operating activities from continuing operations	$1,931	$2,745	$2,036
Net cash provided by (used in) operating activities	1,942	2,725	2,015

The decrease of $783 million in net cash provided by (used in) operating activities in 2010 compared to 2009 was primarily due to $750 million of higher discretionary pension contributions. The increase of $710 million in net cash provided by (used in) operating activities in 2009 compared to 2008 was primarily due to $240 million of lower net tax payments, driven by the $350 million refund described below and $69 million of overpayment credits; $42 million of lower pension and other postretirement benefit payments described below; and $37 million of proceeds from the termination of our interest rate swap agreements. The remainder of the increase in net cash was primarily due to an increase in net cash receipts in line with total net sales growth.

Tax Payments—In 2010, we received federal tax refunds totaling $96 million and made $433 million in federal and net foreign tax payments and $54 million in net state tax payments. In 2009, we received federal tax refunds totaling $350 million and made $558 million in federal and net foreign tax payments, net of $69 million of overpayment credits. In 2009, we received state tax refunds totaling $23 million and made $45 million in state tax payments. In 2008, we made $448 million in federal and net foreign tax payments and $125 million in net state tax payments. Federal and foreign tax payments for 2011 are expected to approximate $700 million.

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

Pension Plan Contributions—We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under the ERISA rules and are affected by the actual return on plan assets and plan funded status. We made the following required and discretionary contributions to our pension plans during December 31:

(In millions)	2010	2009	2008
Required contributions	$1,152	$1,115	$514
Discretionary contributions	750	—	660
Total	$1,902	$1,115	$1,174

Required contributions in 2010 were consistent with 2009. Required contributions in 2009 were higher than 2008 due to the impact of the decline in the value of pension plan assets in 2008. We expect to make required contributions to our pension plans of approximately $1.1 billion in 2011. We will continue to periodically evaluate whether to make additional discretionary contributions. Effective January 1, 2011, we are subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of each year. Additionally, the recognition of pension costs for government contractors under the CAS rules is required to be harmonized with the PPA. On May 10, 2010, the CAS Pension Harmonization Notice of Proposed Rulemaking (NPRM) was published in the Federal Register with a 60 day comment period. The NPRM is the third step of a four step statutory process to implement a final CAS standard (Harmonization Rule) related to the recognition of pension costs for government contractors. Based upon the feedback received during the comment period, the CAS Board will either issue the final rule or alternatively reissue the NPRM. We expect that the final rule would increase our CAS recovery amount and decrease the FAS/CAS Pension Adjustment. Other postretirement benefit payments were $31 million, $45 million and $28 million in 2010, 2009 and 2008, respectively.

We made interest payments of $134 million, $147 million and $142 million in 2010, 2009 and 2008, respectively. The decrease in interest payments in 2010 compared to 2009 was primarily due to the repurchase, in the fourth quarter of 2009, of our 4.85% Notes due 2011. Interest payments in 2009 remained relatively consistent with 2008.

Investing Activities

(In millions)	2010	2009	2008
Net cash provided by (used in) investing activities	$(535)	$(692)	$(417)

The decrease of $157 million in net cash provided by (used in) investing activities in 2010 compared to 2009 was primarily due to the acquisition of BBN in the fourth quarter of 2009 in which we paid $334 million, net of cash acquired, offset by 2010 acquisitions of $152 million, net of cash acquired, described below. This decrease is offset by $39 million of higher additions to property, plant and equipment. The increase of $275 million in net cash provided by (used in) investing activities in 2009 compared to 2008 was primarily due to the acquisition of BBN in the fourth quarter of 2009.

Additions to property plant and equipment and capitalized internal use software—Additions to property, plant and equipment and capitalized internal use software were as follows:

(In millions)	2010	2009	2008
Additions to property, plant and equipment	$319	$280	$304
Additions to capitalized internal use software	67	67	74

We expect our property, plant and equipment and capitalized internal use software expenditures to be approximately $400 million and $110 million, respectively, in 2011, consistent with the anticipated growth of our business and for specific investments including program capital assets and facility improvements.

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate.

As described in Note 18: Subsequent Events on page 115, on January 31, 2011, we completed the acquisition of Applied Signal Technology, Inc. (AST), pursuant to a definitive agreement dated December 18, 2010.

Acquisitions—In 2010, we acquired Trusted Computer Solutions Inc., Technology Associates Inc. and substantially all of the assets of an Australian company, Compucat Research Pty. Ltd, for a total amount for all three of $152 million in cash, net of cash acquired. These acquisitions enhance our cybersecurity and information assurance capabilities. In connection with these acquisitions, we recorded $125 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $28 million of intangible assets, primarily related to technology, trade names and customer relationships with a weighted-average life of five years.

In 2009, we acquired BBN which enhances our advanced networking, speech and language technologies, information technologies, sensor systems and cybersecurity, for $334 million in cash, net of $22 million of cash acquired, exclusive of retention and management incentive payments.

In 2008, we acquired Telemus Solutions, Inc. and SI Government Solutions, which enhance our cybersecurity capabilities, for an aggregate of $52 million in cash.

Financing Activities

(In millions)	2010	2009	2008
Net cash provided by (used in) financing activities	$(411)	$(1,650)	$(1,994)

We have used cash provided by operating activities, and proceeds from the issuance of new debt in 2010 and 2009 as our primary source for the repayment of debt, payment of dividends and the repurchase of our common stock. The increase of $1,239 million in net cash provided by (used in) financing activities in 2010 compared to 2009 was primarily due to the issuance of $2.0 billion fixed rate long-term debt, as described below, partially offset by $250 million of higher repurchases of common stock under our share repurchase programs and $678 million related to the repurchase of long-term debt described below. The decrease of $344 million in net cash provided by (used in) financing activities in 2009 compared to 2008 was primarily due to $500 million of lower repurchases of common stock under our share repurchase program, partially offset by a $112 million reduction in activity under common stock plans due to lower stock option exercises, described below.

Debt—In the fourth quarter of 2010, we received proceeds of $1,975 million for the issuance of $2.0 billion fixed rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $678 million of our long-term debt due in 2012 and 2013 at a loss of $73 million pretax, $47 million after-tax, which is included in other (income) expense.

In the fourth quarter of 2009, we received proceeds of $496 million from the issuance of $500 million fixed-rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $474 million of our long-term debt maturing in 2011 at a loss of $22 million pretax, $14 million after-tax, which is included in other (income) expense. We made no debt repayments in 2008.

Stock Repurchases—Information on repurchases of our common stock under our share repurchase programs was as follows:

(In millions)	2010	2009	2008
Amount of stock repurchased	$1,450	$1,200	$1,700
Shares of stock repurchased	29.0	25.8	30.7

In March 2010, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At December 31, 2010, we had approximately $1.4 billion remaining under this repurchase program. All previous repurchase programs had been completed as of December 31, 2010. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

In May 2010, our stockholders approved the Raytheon 2010 Stock Plan (the “Plan”). Under the Plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

(In millions, except per share amounts)	2010	2009	2008
Cash dividends per share	$1.50	$1.24	$1.12
Total dividends paid	536	473	460

In March 2010, our Board of Directors authorized a 21% increase to our annual dividend payout rate from $1.24 to $1.50 per share. In March 2009, our Board of Directors authorized an 11% increase in our annual dividend payout rate from $1.12 to $1.24 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES

Total debt was $3.6 billion at December 31, 2010 and $2.3 billion at December 31, 2009 and 2008. Our outstanding debt bears contractual interest at fixed interest rates ranging from 1.6% to 7.2% and matures at various dates through 2040.

Cash and Cash Equivalents—Cash and cash equivalents were $3.6 billion and $2.6 billion at December 31, 2010 and December 31, 2009, respectively. We invest cash in U.S. Treasuries; commercial paper of financial institutions and corporations with a minimum long-term debt rating of AA- or Aa3 and minimum short-term debt rating of A-1 and P-1; AAA/Aaa rated U.S. Treasury money market funds; and bank certificates of deposit and time deposits with a minimum long-term debt rating of AA- or Aa3. Cash balances held at our foreign subsidiaries were approximately 15% of our total cash balance at December 31, 2010 and December 31, 2009, and are deemed to be indefinitely reinvested.

Credit Facilities—In November 2010, we entered into a $500 million revolving credit facility maturing in 2012, replacing the previous $500 million 364-day facility, which matured in November 2010. Under the facility we can borrow and backstop commercial paper.

We have a $1.0 billion facility maturing in November 2012, $150 million of which is available to Raytheon United Kingdom Limited, our U.K. subsidiary. Under the facility we can borrow, issue letters of credit and backstop commercial paper.

Borrowings under these facilities bear interest at various rate options, including LIBOR plus a margin based on our credit default swap spread, with minimum and maximum margins that are adjusted for our credit ratings. Based on our credit ratings at December 31, 2010 borrowings under the $1.0 billion and $500 million facilities would bear interest at LIBOR plus 100 basis points and 75 basis points, respectively, the minimum margin. The credit facilities are comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the aggregate of the facilities. As of December 31, 2010 and December 31, 2009, there were no borrowings outstanding under these credit facilities or our previous credit facility. However, we had $3 million and $21 million of outstanding letters of credit at December 31, 2010 and December 31, 2009, respectively, which effectively reduced our borrowing capacity under these credit facilities and our previous credit facility by those same amounts.

Under the current and previous credit facilities, we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 50% and a ratio of consolidated earnings attributable to Raytheon Company before interest, taxes, depreciation and amortization to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with these covenants during 2010 and 2009. Our ratio of total debt to total capitalization, as defined in the current and previous credit facilities, was 26.7% and 19.0% at December 31, 2010 and December 31, 2009, respectively. We are providing these ratios, which are financial covenants under our current credit facilities, as these metrics are used by our lenders to monitor the Company’s leverage and debt service capacity and are also thresholds that limit our ability to utilize these two facilities.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity, including the $150 million Raytheon United Kingdom Limited facility described above. In addition, other uncommitted bank lines totaled approximately $2 million and $15 million at December 31, 2010 and December 31, 2009, respectively. There were no amounts outstanding under these lines of credit at December 31, 2010 and December 31, 2009. Compensating balance arrangements are not material.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of December 31, 2010 to our short and long-term senior unsecured debt:

	Short-Term	Long-Term Senior Debt
Rating Agency	Debt	Rating	Outlook	Date of Last Action
Fitch	F2	A-	Stable	September 2008
Moody’s	P-2	Baa1	Stable	March 2007
S&P	A-2	A-	Stable	September 2008

Shelf Registrations—We have an effective shelf registration with the SEC, filed in October 2010, which covers the registration of debt securities, common stock, preferred stock and warrants.

CONTRACTUAL OBLIGATIONS

The following is a schedule of our contractual obligations outstanding at December 31, 2010:

(In millions)	Total	Less than 1 year (2011)	1 - 3 years (2012- 2013)	4 - 5 years (2014- 2015)	After 5 years (2016 and thereafter)
Debt(1)	$3,658	$—	$—	$400	$3,258
Interest payments	2,432	167	336	336	1,593
Operating leases	1,216	254	363	214	385
Purchase obligations	8,875	6,205	2,382	222	66
Total	$16,181	$6,626	$3,081	$1,172	$5,302
(1)	Debt includes scheduled principal payments only.

Purchase obligations in the table above represent enforceable and legally binding agreements with suppliers to purchase goods or services. We enter into contracts with customers, primarily the U.S. Government, which entitles us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the amount for which we are entitled to full recourse from our customers. The table above does not include required pension and other postretirement contributions. We expect to make required pension and other postretirement contributions of $1.1 billion in 2011, exclusive of any U.S. Government recovery. Amounts beyond 2011 for required pension and other postretirement contributions depend upon actuarial assumptions, actual plan asset performance and other factors described under pension costs in Critical Accounting Estimates on page 35. However, based solely on our current assumptions, we expect our funding requirements to be approximately $1 billion in 2012 and 2013, exclusive of any U.S. Government recovery, and slowly decreasing thereafter.

Interest payments include interest on debt that is redeemable at our option.

As of December 31, 2010 and December 31, 2009, the total amount of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $211 million and $549 million, respectively, and was included in accrued retiree benefits and other long-term liabilities. These amounts were not included in the table above since we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2010, we had no significant off-balance sheet arrangements other than operating leases and guarantees to third parties on behalf of our affiliates as described below in Commitments and Contingencies. Such arrangements are not material to our overall liquidity or capital resources, market risk support or credit risk support as described below.

COMMITMENTS AND CONTINGENCIES

Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and considers that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates of total remediation costs, weighted average risk-free rate, total remediation costs—discounted and recoverable portion were as follows at December 31:

(In millions, except percentages)	2010	2009
Total remediation costs—undiscounted	$225	$208
Weighted average risk-free rate	5.6%	5.7%
Total remediation costs – discounted	$152	$139
Recoverable portion	107	97

We also lease certain government-owned properties and are generally not liable for remediation of preexisting environmental contamination at these sites; as a result, we generally do not reflect the provision for these costs in our consolidated financial statements.

Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of environmental matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

Environmental remediation costs expected to be incurred are:

(In millions)
2011	$48
2012	23
2013	19
2014	14
2015	12
Thereafter	109

Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2020. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following at December 31, 2010 and December 31, 2009:

(In millions)	2010	2009
Guarantees	$281	$227
Letters of Credit	1,067	898
Surety Bonds	213	203

Included in guarantees and letters of credit described above were $134 million and $256 million, respectively, at December 31, 2010, and $80 million and $206 million, respectively, at December 31, 2009, related to our joint venture in TRS. We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At December 31, 2010 and December 31, 2009, we had an estimated liability of $9 million and $6 million, respectively, related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At December 31, 2010, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2010.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, the availability of credit, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At December 31, 2010 and December 31, 2009, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $68 million relating to 77 aircraft and approximately $109 million relating to 106 aircraft, respectively. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related to assets which serve as collateral for the underlying financial arrangements. As part of the assessment of realizable value, we evaluate many factors, including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing customers to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at December 31, 2010.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, building or leasing facilities for in-country operations and making investments in local ventures. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. Offfset programs usually extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. We do not expect these audits and investigations to have a material adverse effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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

In May 2006, international arbitration hearings commenced against us as the successor to the Hughes Electronics defense business, in connection with certain claims brought in 2004 by MBDA relating to an alleged 1995 Workshare Agreement. The asserted claims involve breach of contract, intellectual property infringement and other related matters. The arbitration panel stayed further proceedings, including the issuance of the liability decision on the non-IP claims presented during the May 2006 hearing, while the parties engaged in settlement efforts. The parties were unable to conclude an enforceable settlement, and in August 2009, the panel released its liability decision, rejecting some of MBDA’s non-IP claims, while finding Raytheon liable for some other non-IP claims. We did not record any significant additional financial liability as a result of our estimate of the impact of the decision. The proceedings will now resume to determine liability for the asserted IP claims and to assess overall damages, if any. At this point, we are unable to estimate a range of potential loss, if any, because the IP claims are vague, discovery is in process, and any potential damages involve complex, technical matters subject to interpretation by the arbitration panel. We believe that we have meritorious defenses to the asserted IP claims and intend to continue to contest them vigorously; however, an adverse resolution of this matter could have a material effect on our financial position, results of operations or liquidity.

On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claims to recover certain losses incurred and previous payments made to RSL.

We believe that RSL performed well and delivered substantial capabilities to the UK Border Agency under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UK Border Agency was not valid. On August 18, 2010, the UK Border Agency initiated arbitration proceedings on this issue. We expect the arbitration procedures to commence in the first half of 2011. We intend to pursue vigorously the collection of receivables for the program and damages in connection with the termination and defend ourselves against the UK Border Agency’s claims for losses and previous payments.

As a result of the termination notice, we adjusted our estimated amount of revenue and costs under the program in the second quarter of 2010. The adjustment was based on our determination that certain assets were no longer expected to be recovered and for estimated costs for certain exit cost obligations under the contract and the estimated settlement of expected future subcontractor claims. The impact of the adjustment reduced Intelligence and Information Systems’ total net sales and operating income by $316 million and $395 million, respectively, for the year ended December 31, 2010. At December 31, 2010, we had approximately $80 million in letters of credit and approximately $70 million of receivables and other assets remaining under the program for technology and services delivered, which we believe, are probable of recovery in litigation or arbitration. No amounts have been drawn down on the letters of credit. We currently do not believe it is probable that we are liable for losses, previous payments or other claims asserted by the UK Border Agency. Due to the inherent uncertainties in litigation and arbitration as noted above, and the complexity and technical nature of potential claims and counterclaims, as well as the resolution of the related matters involving subcontractors, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than our estimate and at this time, we are unable to estimate a range of the potential difference in such amounts, if any. If we are unsuccessful in recovering amounts drawn on the letters of credit, if any, fail to collect the receivable balance, are required to make payments against claims or other losses asserted by the UK Border Agency or pay subcontractor claims in excess of our estimates made in connection with the adjustment in the second quarter of 2010 described above, it could have a material adverse effect on our financial position, results of operations or liquidity.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

ACCOUNTING STANDARDS

In January 2010, we adopted the required new accounting standards which amend the accounting and disclosure requirements for transfers of financial assets and consolidation of Variable Interest Entities (VIEs). Among other things, these accounting standards eliminate the concept of a qualifying special purpose entity (QSPE) and the related exception for applying the consolidation guidance. As a result, on January 1, 2010 we consolidated General Aviation Receivables Corporation (GARC), which did not have a material impact on our consolidated financial statements and resulted in:

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

Other new pronouncements issued but not effective until after December 31, 2010, are not expected to have a material impact on our financial position, results of operations or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates.

We meet our working capital requirements with a combination of variable-rate short-term and fixed-rate long-term financing. We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors and customer receipts. We may enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. The market-risk sensitive instruments we use for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability or transaction for which a firm commitment is in place.

The following tables provide information as of December 31, 2010 and December 31, 2009 about our market risk exposure associated with changing interest and exchange rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at December 31, 2010 and December 31, 2009.

As of December 31, 2010

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long—Term Debt	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	400	$3,258	$3,658	$3,783
Average interest rate	—	—	—	—	1.625%	4.962%	4.60%

As of December 31, 2009

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long—Term Debt	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$333	$345	$—	$1,658	$2,336	$2,581
Average interest rate	—	—	5.50%	5.38%	—	6.10%	5.91%

The notional amounts of outstanding foreign exchange forward contracts consisted of the following at:

	December 31, 2010		December 31, 2009
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$370	$296	$407	$498
Canadian Dollars	220	51	212	46
Euros	165	32	190	35
All other	85	39	176	53
Total	$840	$418	$985	$632

Unrealized gains of $45 million and $69 million were included in non-current assets and unrealized losses of $41 million and $33 million were included in current liabilities at December 31, 2010 and December 31, 2009, respectively. For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements and our internal control over financial reporting and their report follows. Our stockholders ratified the appointment of PricewaterhouseCoopers LLP at the 2010 Annual Meeting of Stockholders.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control – Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ William H. Swanson	/s/ David C. Wajsgras
William H. Swanson	David C. Wajsgras
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raytheon Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of equity, and of cash flows present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts

February 23, 2011

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amount) December 31:	2010	2009
Assets
Current assets
Cash and cash equivalents	$3,638	$2,642
Contracts in process, net	4,414	4,493
Inventories	363	344
Deferred taxes	266	273
Prepaid expenses and other current assets	141	116
Total current assets	8,822	7,868
Property, plant and equipment, net	2,003	2,001
Deferred taxes	106	436
Goodwill	12,045	11,922
Other assets, net	1,446	1,380
Total assets	$24,422	$23,607
Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,201	$2,224
Accounts payable	1,538	1,397
Accrued employee compensation	901	868
Other accrued expenses	1,320	1,034
Total current liabilities	5,960	5,523
Accrued retiree benefits and other long-term liabilities	4,815	5,793
Deferred taxes	147	23
Long-term debt	3,610	2,329
Commitments and contingencies (note 11)
Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 359 and 378 shares outstanding at 2010 and 2009, respectively after deducting 136 and 107 treasury shares at 2010 and 2009, respectively.	4	4
Additional paid-in capital	11,406	10,991
Accumulated other comprehensive loss	(5,146)	(4,824)
Treasury stock, at cost	(6,900)	(5,446)
Retained earnings	10,390	9,102
Total Raytheon Company stockholders’ equity	9,754	9,827
Noncontrolling interests in subsidiaries	136	112
Total equity	9,890	9,939
Total liabilities and equity	$24,422	$23,607

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts) Years Ended December 31:	2010	2009	2008
Net sales
Products	$21,386	$21,761	$20,923
Services	3,797	3,120	2,251
Total net sales	25,183	24,881	23,174
Operating expenses
Cost of sales—products	17,022	17,071	16,570
Cost of sales—services	3,281	2,676	1,919
Administrative and selling expenses	1,648	1,527	1,548
Research and development expenses	625	565	517
Total operating expenses	22,576	21,839	20,554
Operating income	2,607	3,042	2,620
Interest expense	126	123	129
Interest income	(16)	(14)	(64)
Other (income) expense	65	3	33
Non-operating (income) expense, net	175	112	98
Income from continuing operations before taxes	2,432	2,930	2,522
Federal and foreign income taxes	589	953	824
Income from continuing operations	1,843	1,977	1,698
Income (loss) from discontinued operations, net of tax	36	(1)	(2)
Net income	1,879	1,976	1,696
Less: Net Income (loss) attributable to noncontrolling interests in subsidiaries	39	41	24
Net income attributable to Raytheon Company	$1,840	$1,935	$1,672

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$4.84	$4.96	$4.01
Income (loss) from discontinued operations, net of tax	0.10	—	(0.01)
Net income	4.94	4.96	4.01

Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$4.79	$4.89	$3.93
Income (loss) from discontinued operations, net of tax	0.10	—	(0.01)
Net income	4.88	4.89	3.92

Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$1,804	$1,936	$1,674
Income (loss) from discontinued operations, net of tax	36	(1)	(2)
Net income	$1,840	$1,935	$1,672

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2010, 2009 and 2008 (In millions, except per share amounts)	Common stock	Additional paid-In capital	Accumulated other comprehensive (loss)	Treasury stock	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2007	$4	$10,544	$(1,956)	$(2,502)	$6,452	$12,542	$87	$12,629

Net income					1,672	1,672	24	1,696
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation			182			182		182
Impact to revalue unfunded projected benefit obligation			(3,208)			(3,208)		(3,208)
Foreign exchange translation			(160)			(160)		(160)
Cash flow hedges			(40)			(40)		(40)

Comprehensive (loss) income						(1,554)	24	(1,530)

Dividends declared					(462)	(462)		(462)
Impact to adopt new accounting standard (Note 12)					(16)	(16)		(16)
Distributions and other activity related to noncontrolling interests							(10)	(10)
Common stock plans activity		329				329		329
Treasury stock activity				(1,752)		(1,752)		(1,752)
Balance at December 31, 2008	4	10,873	(5,182)	(4,254)	7,646	9,087	101	9,188

Net income					1,935	1,935	41	1,976
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation			255			255		255
Impact to revalue unfunded projected benefit obligation			(24)			(24)		(24)
Foreign exchange translation			88			88		88
Cash flow hedges			40			40		40
Unrealized gain on investments			(1)			(1)		(1)

Comprehensive income						2,293	41	2,334

Dividends declared					(479)	(479)		(479)
Distributions and other activity related to noncontrolling interests							(30)	(30)
Common stock plans activity		118				118		118
Treasury stock activity				(1,192)		(1,192)		(1,192)
Balance at December 31, 2009	4	10,991	(4,824)	(5,446)	9,102	9,827	112	9,939

Net income					1,840	1,840	39	1,879
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation			372			372		372
Impact to revalue unfunded projected benefit obligation			(647)			(647)		(647)
Foreign exchange translation			(18)			(18)		(18)
Cash flow hedges			(27)			(27)		(27)
Unrealized gain on investments			(2)			(2)		(2)

Comprehensive income						1,518	39	1,557

Dividends declared					(552)	(552)		(552)
Distributions and other activity related to noncontrolling interests							(15)	(15)
Common stock plans activity		165				165		165
Warrants exercised		250				250		250
Treasury stock activity				(1,454)		(1,454)		(1,454)
Balance at December 31, 2010	$4	$11,406	$(5,146)	$(6,900)	$10,390	$9,754	$136	$9,890

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2010	2009	2008
Cash flows from operating activities
Net income	$1,879	$1,976	$1,696
(Income) loss from discontinued operations, net of tax	(36)	1	2
Income from continuing operations	1,843	1,977	1,698
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	420	402	390
Stock-based compensation	128	127	122
Deferred income taxes	345	269	574
Collection of financing receivables	36	46	68
Tax benefit from stock-based awards	(21)	(13)	(53)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	52	(225)	155
Inventories	(10)	(6)	62
Prepaid expenses and other current assets	(25)	(36)	60
Accounts payable	139	198	(24)
Income taxes receivable/payable	419	494	(351)
Accrued employee compensation	27	(56)	(9)
Other accrued expenses	175	78	3
Pension and other, net	(1,597)	(510)	(659)
Net cash provided by (used in) operating activities from continuing operations	1,931	2,745	2,036
Net cash provided by (used in) operating activities from discontinued operations	11	(20)	(21)
Net cash provided by (used in) operating activities	1,942	2,725	2,015
Cash flows from investing activities
Additions to property, plant and equipment	(319)	(280)	(304)
Proceeds from sales of property, plant and equipment	4	1	14
Additions to capitalized internal use software	(67)	(67)	(74)
Change in other assets	(1)	(12)	(8)
Proceeds from sales of discontinued operations, net	—	—	9
Payments for purchases of acquired companies, net of cash received	(152)	(334)	(54)
Net cash provided by (used in) investing activities	(535)	(692)	(417)
Cash flows from financing activities
Dividends paid	(536)	(473)	(460)
Issuance of long-term debt, net of offering costs	1,975	496	—
Repayments of long-term debt	(678)	(474)	—
Repurchases of common stock	(1,450)	(1,200)	(1,700)
Proceeds from warrants exercised	250	—	—
Activity under common stock plans	22	1	113
Tax benefit from stock-based awards	21	13	53
Other	(15)	(13)	—
Net cash provided by (used in) financing activities	(411)	(1,650)	(1,994)
Net increase (decrease) in cash and cash equivalents	996	383	(396)
Cash and cash equivalents at beginning of year	2,642	2,259	2,655
Cash and cash equivalents at end of year	$3,638	$2,642	$2,259

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Consolidation and Classification—The consolidated financial statements include the accounts of Raytheon Company, and all wholly-owned and majority-owned domestic and otherwise controlled foreign subsidiaries. All intercompany transactions have been eliminated. For classification of certain current assets and liabilities, we use the duration of the related contract or program as our operating cycle, which is generally longer than one year. In addition, certain prior year amounts have been reclassified to conform with the current year presentation. As used in these notes, the terms “we”, “us”, “our”, “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

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

Changes in estimates of net sales, costs of sales and the related impact to operating income are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We apply the separation guidance under GAAP for contracts with multiple deliverables. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies described above.

Research and Development Expenses—Expenditures for Company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in contracts in process in our consolidated balance sheets. Bid and proposal costs were between 40% and 50% of total research and development expenses in 2010, 2009 and 2008.

Federal, Foreign and State Income Taxes—The Company and its domestic subsidiaries provide for federal income taxes on pretax accounting income at rates in effect under existing tax law. Foreign subsidiaries record provisions for income taxes at applicable foreign tax rates in a similar manner. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. The payments made for state income taxes are included in administrative and selling expenses as these costs can generally be recovered through the pricing of products and services to the U.S. Government in the period in which the tax is payable. Accordingly, the state income tax provision (benefit) is allocated to contracts in future periods as described below in Deferred Contract Costs.

Other (Income) Expense—Other (income) expense consists primarily of gains and losses from our investments held in rabbi trusts used to fund certain of our non-qualified deferred compensation plans, gains and losses on the early repurchase of long-term debt and certain financing fees.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and short-term, highly liquid investments with original maturities of 90 days or less at the date of purchase.

Contracts in Process—Contracts in process are stated at cost plus estimated profit, but not in excess of estimated realizable value. Included in contracts in process is accounts receivables, which includes amounts billed and due from customers. We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer credit-worthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

Deferred Contract Costs—Included in contracts in process are certain costs incurred in the performance of our U.S. Government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are deferred and primarily include a portion of our environmental expenses, asset retirement obligations, certain restructuring costs, deferred state income taxes, workers’ compensation and other accruals. At December 31, 2010 and December 31, 2009, net deferred contract costs were approximately $340 million and $305 million, respectively. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Pension and other postretirement benefit costs are allocated to our contracts as allowed costs based upon the U.S. Government cost accounting standards (CAS). The CAS requirements for pension and other postretirement benefit costs differ from the financial accounting standards (FAS) requirements under GAAP. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense to be recoverable under our expected future contract activity, and therefore did not defer any FAS expense for pension and other postretirement benefit plans in 2008-2010. This resulted in $230 million of expense, $27 million of income and $123 million of expense in 2010, 2009 and 2008, respectively, reflected in our consolidated results of operations for the difference between CAS and FAS requirements for our pension plans in those years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories—Inventories are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A write down for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

Inventories consisted of the following at December 31:

(In millions)	2010	2009
Materials and purchased parts	$63	$60
Work in process	278	257
Finished goods	22	27
Total	$363	$344

We capitalize costs incurred in advance of contract award or funding in inventories, precontract costs, if we determine contract award or funding is probable, excluding any start-up costs. We included capitalized precontract and other deferred costs of $116 million and $88 million in inventories as work in process at December 31, 2010 and December 31, 2009, respectively.

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

Provisions for depreciation are generally computed using a combination of accelerated and straight-line methods and are based on estimated useful lives as follows:

Years
Machinery and equipment	3-10
Equipment leased to others	5-10
Buildings	20-45

Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Impairment of Goodwill and Long-lived Assets—We evaluate our goodwill for impairment annually or whenever events or circumstances indicate the carrying value of that goodwill may not be recoverable. We perform our annual impairment test on the first day of the fourth quarter utilizing a two-step methodology that requires us to first identify potential goodwill impairment and then measure the amount of the related goodwill impairment loss, if any. We have identified our operating segments as reporting units under the impairment test assessment criteria outlined in GAAP. In performing our annual impairment test in the fourth quarter of 2010 and 2009, we did not identify any goodwill impairment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Computer Software, Net—Internal use computer software, net, included in other assets, net, which consists primarily of an integrated financial software package used across the Company, is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life, generally ten years.

Advance Payments and Billings in Excess of Costs Incurred—We receive advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts. We classify advance payments and billings in excess of costs incurred, other than those reflected as a reduction of contracts in process, as current liabilities.

Comprehensive Income—Comprehensive income and its components are presented in the consolidated statements of equity.

Accumulated other comprehensive loss (AOCL) consisted of the following at December 31:

(In millions)	2010	2009
Unfunded projected benefit obligation	$(5,167)	$(4,892)
Foreign exchange translation	28	46
Cash flow hedges	3	22
Unrealized gains on investments	—	2
Interest rate lock	(10)	(2)
Total	$(5,146)	$(4,824)

The unfunded projected benefit obligation is shown net of tax benefits of $2,764 million and $2,634 million at December 31, 2010 and December 31, 2009, respectively. The cash flow hedges are shown net of tax liability of $2 million and net of tax liability of $11 million at December 31, 2010 and December 31, 2009, respectively. The unrealized gains on investments are shown net of tax liabilities of less than $1 million and $1 million at December 31, 2010 and December 31, 2009, respectively. The interest rate locks are shown net of tax benefits of $6 million and $1 million at December 31, 2010 and December 31, 2009, respectively. We expect approximately $4 million of after-tax net unrealized gains on our cash flow hedges at December 31, 2010, to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

Translation of Foreign Currencies—Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of AOCL in stockholders’ equity. Deferred taxes are not recognized for translation related temporary differences of foreign subsidiaries as their undistributed earnings are considered to be indefinitely reinvested. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in 2010, 2009 and 2008 were not material.

Treasury Stock—We account for treasury stock under the cost method. When shares are reissued or retired from treasury stock they are accounted for at average price. Upon retirement the excess over par value is charged against additional paid-in capital. The remaining treasury stock activity primarily relates to stock-based compensation awards and the related shares withheld to settle employee tax obligations.

Pension Costs—We have pension plans covering the majority of our employees, including certain employees in foreign countries. We must calculate our pension costs as required under GAAP and the calculations and assumptions utilized require judgment. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of determining pension expense under GAAP, investment gains and losses are spread over 3 years to develop a market-related value of the assets.

We recognize the funded status of a postretirement benefit plan (defined benefit pension and other benefits) as an asset or liability on our consolidated balance sheets. Funded status represents the difference between the projected benefit obligation of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as demographic or asset gains or losses and the impact of historical plan changes are included in AOCL. Changes in these amounts in future years will be reflected through AOCL and amortized in future pension expense over the average employee service period.

Derivative Financial Instruments—We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors, and customer receipts. Our foreign currency forward contracts are transaction driven and directly relate to a particular asset, liability or transaction for which commitments are in place. For foreign currency forward contracts designated and qualified for cash flow hedge accounting, we record the effective portion of the gain or loss on the derivative in AOCL, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings.

We recognize all derivative financial instruments as either assets or liabilities at fair value in our consolidated balance sheets. We measure and record the impact of counterparty credit risk into our valuation and the impact was less than $1 million as of December 31, 2010. We designate most foreign currency forward contracts as cash flow hedges of forecasted purchases and sales denominated in foreign currencies, and interest rate swaps as fair value hedges of our fixed-rate financing obligations. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in cost of sales or net sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We also periodically enter into pay-variable, receive-fixed interest rate swaps to manage interest rate risk associated with our fixed-rate financing obligations. We account for our interest rate swaps as fair value hedges of a portion of our fixed-rate financing obligations, and accordingly record gains and losses from changes in the fair value of these swaps in interest expense, along with the offsetting gains and losses on the fair value adjustment of the hedged portion of our fixed-rate financing obligations. We also record in interest expense the net amount paid or received under the swap for the period and the amortization of gain or loss from the early termination of interest rate swaps. For a discussion of the impacts of our hedging activities on our results, see page 86 of this Form 10-K.

Fair Values—The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This accounting standard established a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required, as well as the assets and liabilities that we value using those levels of inputs.

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets are investments in marketable securities held in rabbi trusts that we use to pay benefits under certain of our non-qualified deferred compensation plans, which we include in other assets, net. Our Level 1 liabilities include our obligations to pay certain non-qualified deferred compensation plan benefits, which we include in accrued retiree benefits and other long-term liabilities. Under these non-qualified deferred compensation plans, participants designate investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts. We also include foreign currency forward contracts that we trade in an active exchange market in our Level 1 assets and liabilities.

Level 2:	Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that we corroborate with observable market data for substantially the full term of the related assets or liabilities. We did not have any Level 2 assets or liabilities at December 31, 2010 and December 31, 2009.

Level 3:	Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. We did not have any Level 3 assets or liabilities at December 31, 2010.

Earnings per Share—We compute basic EPS attributable to Raytheon Company common stockholders by dividing income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders and net income attributable to Raytheon Company, by our weighted-average common shares outstanding, including participating securities outstanding, as described below, during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in our earnings. We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders, net income attributable to Raytheon Company, and our actual weighted-average shares and participating securities outstanding rather than the numbers presented within our consolidated financial statements, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our consolidated financial statements. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included all of our outstanding unvested restricted stock and LTPP awards that meet the retirement eligible criteria in our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

calculation of basic and diluted EPS. We disclose EPS for common stock and unvested share-based payment awards, and separately disclose distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally, as shown in the table below.

Employee Stock Plans—Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. The expense is amortized over the service period using the graded vesting method for our restricted stock and restricted stock units and the straight line amortization method for our Long-Term Performance Plan (LTPP). The related gross excess tax benefit received upon exercise of stock options or vesting of a stock-based award, if any, is reflected in the consolidated statements of cash flows as a financing activity rather than an operating activity.

Risks and Uncertainties—We provide a wide range of technologically advanced products, services and solutions for principally governmental customers in the U.S. and abroad, and are subject to certain business risks specific to that industry. Total sales to the U.S. Government, including foreign military sales, were 88% of total net sales in 2010 and 2009 and 87% of total net sales in 2008. Total sales to customers outside the U.S., including foreign military sales through the U.S. Government, were 23%, 21% and 20% of total net sales in 2010, 2009 and 2008, respectively. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

Note 2: Accounting Standards

As described in Note 7: Other Assets, in January 2010, we adopted the required new accounting standards which amend the accounting and disclosure requirements for transfers of financial assets and consolidation of variable interest entities (VIEs). These accounting standards eliminate the concept of a qualifying special-purpose entity (QSPE) and the related exception for applying the consolidation guidance. As a result, on January 1, 2010 we consolidated our QSPE, General Aviation Receivables Corporation (GARC), which did not have a material impact on our consolidated financial statements and resulted in:

–	The removal of our $67 million investment in GARC, previously reported in other assets, net, and
–	The addition of long and short-term notes receivable, net, of $68 million; current notes payable of $2 million, and an increase in retained earnings of less than $1 million, net of tax.

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

Other new pronouncements issued but not effective until after December 31, 2010, are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Acquisitions

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2010, we acquired Trusted Computer Solutions Inc., Technology Associates Inc. and substantially all of the assets of an Australian company, Compucat Research Pty. Ltd, for a total amount for all three of $152 million in cash, net of cash acquired. These acquisitions enhance our cybersecurity and information assurance capabilities at Intelligence and Information Systems (IIS). In connection with these acquisitions, we recorded $125 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $28 million of intangible assets, primarily related to technology, trade names and customer relationships with a weighted-average life of five years.

In 2009, we acquired BBN Technologies Corp. and related entities (BBN) which enhances our advanced networking, speech and language technologies, information technologies, sensor systems and cybersecurity at Network Centric Systems (NCS) for $334 million in cash, net of $22 million of cash acquired, exclusive of retention and management incentive payments. In connection with this acquisition, we recorded $254 million of goodwill, primarily related to expected synergies from combining operations and the value of the workforce, and $70 million in intangible assets, primarily related to technology, contractual backlog and trade name with a weighted-average life of eight years.

In 2008, we acquired Telemus Solutions, Inc. and SI Government Solutions at IIS for a total of $52 million in cash. In connection with these acquisitions, we recorded $39 million of goodwill and $9 million in intangible assets.

Pro forma financial information has not been provided for these acquisitions as they are not material either individually or in the aggregate.

We funded each of the above acquisitions using cash on hand. The operating results of these businesses have been included with our consolidated results as of the respective closing dates of the acquisitions. The purchase price of these businesses has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. We completed these acquisitions to enhance our technology and cybersecurity portfolio. Tax deductible goodwill related to these acquisitions totaled $76 million.

A rollforward of goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2008	$765	$1,575	$3,431	$2,362	$2,664	$865	$11,662
Adjustment for acquisitions	—	—	—	254	—	—	254
Effect of foreign exchange rates and other	2	—	1	—	(1)	4	6
Balance at December 31, 2009	767	1,575	3,432	2,616	2,663	869	11,922
Adjustment for acquisitions	—	125	—	—	—	—	125
Effect of foreign exchange rates and other	(2)	(2)	—	—	—	2	(2)
Balance at December 31, 2010	$765	$1,698	$3,432	$2,616	$2,663	$871	$12,045

Note 4: Discontinued Operations

In pursuing our business strategies we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously-disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At December 31, 2010 and December 31, 2009, we had $41 million and $71 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At December 31, 2010 and December 31, 2009, we had $113 million and $57 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities, various contract obligations and aircraft lease obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We also have certain income tax obligations relating to these disposed businesses, which we include in our income tax disclosures. In the fourth quarter of 2010, IRS appeals proceedings failed to resolve the federal excise tax dispute related to the treatment of monthly management fees, and as a result, the IRS assessed Flight Options for excise taxes. In the divestiture of Flight Options, Raytheon agreed to indemnify Flight Options in the event Flight Options was assessed and paid these excise taxes. This indemnification obligation gave rise to our retained non-income tax obligation. In 2011, Flight Options paid the assessment and we indemnified Flight Options given our indemnification obligation. As a result, in the fourth quarter of 2010 we recorded a $39 million, net of the federal tax benefit, in discontinued operations. On behalf of Flight Options, we intend to vigorously contest the matter through litigation and, if successful, we would be entitled to recover substantially all of the amounts paid. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

As further described in Note 15: Income Taxes, during the year ended December 31, 2010, we recorded a $280 million reduction in our unrecognized tax benefits, which included a decrease of $89 million in tax expense from discontinued operations, including interest, primarily related to our previous disposition of Raytheon Engineers and Constructors (RE&C).

Note 5: Contracts in Process, Net

Contracts in process, net consisted of the following at December 31:

	Cost-Type		Fixed-Price		Total
(In millions)	2010	2009	2010	2009	2010	2009
U.S. Government end-use contracts:
Billed	$428	$570	$271	$291	$699	$861
Unbilled	1,050	960	9,074	8,431	10,124	9,391
Progress payments	—	—	(7,739)	(6,905)	(7,739)	(6,905)
	1,478	1,530	1,606	1,817	3,084	3,347
Other customers:
Billed	14	6	621	642	635	648
Unbilled	12	13	1,426	1,082	1,438	1,095
Progress payments	—	—	(735)	(588)	(735)	(588)
Total contracts in process	26	19	1,312	1,136	1,338	1,155
Allowance for doubtful accounts	—	—	(8)	(9)	(8)	(9)
Total contracts in process, net	$1,504	$1,549	$2,910	$2,944	$4,414	$4,493

The U.S. Government has title to the assets related to unbilled amounts on contracts that provide progress payments. Unbilled amounts are recorded under the percentage-of-completion method and are recoverable from the customer upon shipment of the product, presentation of billings or completion of the contract. Included in unbilled at December 31, 2010 was $172 million which is expected to be collected outside of one year.

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2010, retentions were $50 million. We anticipate collecting $36 million of these retentions in 2011 and the balance thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6: Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at December 31:

(In millions)	2010	2009
Land	$93	$93
Buildings and leasehold improvements	2,394	2,293
Machinery and equipment	3,286	3,187
Equipment leased to others	71	82
	5,844	5,655
Accumulated depreciation and amortization	(3,841)	(3,654)
Total	$2,003	$2,001

Depreciation and amortization expense of property, plant and equipment, net was $304 million, $299 million and $292 million in 2010, 2009 and 2008, respectively. Accumulated depreciation on equipment leased to others was $34 million at December 31, 2010 and December 31, 2009.

Note 7: Other Assets, Net

Other assets, net consisted of the following at December 31:

(In millions)	2010	2009
Long-term receivables
Due from customers in installments to 2015	$46	$23
Other	21	23
Computer software, net	372	392
Investments	82	67
Prepaid retiree benefits	105	111
Other noncurrent assets, net	820	764
Total	$1,446	$1,380

We previously sold undivided interests in general aviation finance receivables, while retaining subordinated interests in and servicing rights to the receivables. At December 31, 2009, the outstanding balance of securitized accounts receivable held by the third party conduit totaled $73 million, of which our subordinated retained interest, which is included in other noncurrent assets, net in the table above, was $67 million. The underlying aircraft serve as collateral for these accounts receivable.

As previously described in Note 2: Accounting Standards, in January 2010, we consolidated our QSPE, GARC, which did not have a material impact on our consolidated financial statements and resulted in:

–	The removal of our $67 million investment in GARC, previously reported in other assets, net, and
–	The addition of long and short-term notes receivable, net, of $68 million, current notes payable of $2 million, and an increase in retained earnings of less than $1 million, net of tax.

The notes payable were paid off in the first quarter of 2010.

Computer software, net consisted of the following at December 31:

(In millions)	2010	2009
Computer software	$1,040	$970
Accumulated amortization	(668)	(578)
Total	$372	$392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Computer software amortization expense was $88 million in 2010, $86 million in 2009 and $79 million in 2008.

Other intangible assets, net, included in the table above in other noncurrent assets, net, consisted of the following at December 31:

(In millions)	2010	2009
Other intangible assets	$247	$217
Accumulated amortization	(108)	(80)
Total	$139	$137

Other intangible assets consisted primarily of drawings and intellectual property, which are included in other noncurrent assets, net. Amortization expense for these intangible assets was $28 million in 2010, $17 million in 2009 and $19 million in 2008.

Computer software and other intangible asset amortization expense is expected to approximate $100 million for each of the next five years.

Investments, which are included in other assets, net consisted of the following at December 31:

(In millions, except percentages)	Ownership %	2010	2009
Equity method investments
Thales-Raytheon Systems Co. Ltd. (TRS)	50	$69	$56
Other investments	Various	13	11
Total		$82	$67

In 2001, we formed a joint venture, TRS, which we account for using the equity method. TRS is a system of systems integrator and provides fully customized solutions through the integration of command and control centers, radars and communication networks. We record our share of the TRS income or loss and other comprehensive income (loss) as a component of cost of sales and AOCL, respectively. We only record losses beyond the carrying amount of the investment when we guarantee obligations of the investee or commit to provide the investee further financial support.

TRS has two major operating subsidiaries, one of which, Thales-Raytheon Systems Co. LLC (TRS LLC), we control and consolidate and is a component of our NCS segment, and the other one, Thales-Raytheon Systems Company S.A.S. (TRS SAS), which we account for using the equity method through our investment in TRS. Of the $69 million investment in TRS, $58 million represents undistributed earnings at December 31, 2010. Our consolidated statements of operations includes net income, which represents net income attributable to Raytheon Company and net income attributable to noncontrolling interests in subsidiaries. Our primary noncontrolling interest relates to TRS LLC. TRS LLC formed a joint venture with TRS SAS called Air Command Systems International S.A.S. (ACSI), for which TRS LLC performs work. TRS LLC had $82 million of receivables due from ACSI.

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

Periodically we enter into other equity method investments which are not related to our core operations. We record the income or loss from these investments as a component of other (income) expense. We only record losses beyond the carrying amount of the investment when we guarantee obligations of the investee or commit to provide the investee further financial support.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8: Derivative Financial Instruments

Our primary market exposures are to interest rates and foreign exchange rates and we use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions we judge to be credit-worthy, and the majority of our foreign currency forward contracts are denominated in currencies of major industrial countries.

The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts consisted of the following at December 31:

	Asset Derivatives		Liability Derivatives
(In millions)	2010	2009	2010	2009
Derivatives designated as hedging instruments	$32	$56	$28	$23
Derivatives not designated as hedging instruments	13	13	13	10
Total	$45	$69	$41	$33

We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

(In millions)	2010	2009
Effective Portion
Gain (loss) recognized in AOCL	$4	$55
Gain (loss) reclassified from AOCL to net sales	1	(7)
Gain (loss) reclassified from AOCL to cost of sales	31	—
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in cost of sales	$—	$—

We recognized the following pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges:

(In millions)	2010	2009
Gain (loss) recognized in net sales	$(1)	$—
Gain (loss) recognized in cost of sales	(4)	4

In October 2010, we issued $2.0 billion of fixed rate long-term debt with maturities ranging from 5 to 30 years. In conjunction with the debt issuance, we entered into interest rate lock agreements with a total notional value of $1,550 million to manage interest rate risk, which resulted in an increase to AOCL of $8 million to be amortized over the term of the debt issued. As of December 31, 2010, the above referenced interest rate locks were closed out.

In the fourth quarter of 2010, we exercised our right to call and repurchased $678 million of our long-term debt due in 2012 and 2013 that was previously hedged with the interest rate swaps, described below. The remaining unamortized gain resulting from the early termination of the interest rate swaps of $15 million was recorded as a reduction to interest expense. In the first quarter of 2009 we terminated our interest rate swaps and collected cash of $37 million related to the early termination. In 2009, we recorded $16 million of income as a reduction to interest expense related to the amortization of the gain on the termination of our interest rate swaps, including $6 million of accelerated amortization related to the 4.85% Notes due 2011 which we repurchased in the fourth quarter of 2009. There were no interest rate swaps outstanding at December 31, 2010 and December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The notional amounts of outstanding foreign currency forward contracts consisted of the following at:

	December 31, 2010		December 31, 2009
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$370	$296	$407	$498
Canadian Dollars	220	51	212	46
Euros	165	32	190	35
All other	85	39	176	53
Total	$840	$418	$985	$632

Buy amounts represent the U.S. Dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. Dollar equivalent of commitments to sell foreign currencies. Foreign currency forward contracts that do not involve U.S. Dollars have been converted to U.S. Dollars for disclosure purposes.

Foreign currency forward contracts, used to fix the dollar value of specific commitments and payments to international vendors and the value of foreign currency denominated receipts, have maturities at various dates through 2020 as follows: $791 million in 2011, $274 million in 2012, $94 million in 2013, $40 million in 2014 and $59 million thereafter.

Our foreign currency forward contracts contain off-set, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At December 31, 2010 and December 31, 2009, these netting provisions effectively reduced our exposure to approximately $4 million and $35 million, respectively, which is spread across numerous highly rated counterparties.

Note 9: Fair Value Measurements

The estimated fair value of certain financial instruments, including cash and cash equivalents, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $3,610 million and $2,329 million at December 31, 2010 and December 31, 2009, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $3,783 million and $2,581 million at December 31, 2010 and December 31, 2009, respectively, was based on quoted market prices.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2010 and December 31, 2009.

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the year ended December 31, 2010 and December 31, 2009.

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets and liabilities measured at fair value on a recurring basis consisted of the following at December 31:

(In millions)	Level 1	Level 2	Level 3	Total 2010
Assets
Marketable securities	$344	$—	$—	$344
Foreign currency forward contracts	45	—	—	45
Liabilities
Deferred compensation	215	—	—	215
Foreign currency forward contracts	41	—	—	41

(In millions)	Level 1	Level 2	Level 3	Total 2009
Assets
Marketable securities	$296	$—	$—	$296
Foreign currency forward contracts	69	—	—	69
Retained Interest	—	—	67	67
Liabilities
Deferred compensation	192	—	—	192
Foreign currency forward contracts	33	—	—	33

Activity related to our Retained Interest, which is reflected in discontinued operations, was as follows:

(In millions)	2010	2009
Balance at beginning of period	$67	$66
Total gains (realized/unrealized):
Included in other comprehensive income (loss)	—	1
Transfers out	(67)	—
Balance at end of period	$—	$67

As described in Note 2: Accounting Standards, we adopted new accounting standards in January 2010 resulting in the consolidation of our QSPE, GARC. As a result, we removed our retained interest in general aviation finance receivables from our balance sheet resulting in the elimination of the Level 3 measure noted above.

Note 10: Notes Payable and Long-term Debt

Notes payable and long-term debt consisted of the following at December 31:

(In millions, except percentages)	2010	2009
Notes due 2012, 5.50%	$—	$332
Notes due 2013, 5.375%	—	364
Notes due 2015, 1.625%	396	—
Debentures due 2018, 6.75%	251	250
Debentures due 2018, 6.40%	338	338
Notes due 2020, 4.40%	496	496
Notes due 2020, 3.125%	988	—
Debentures due 2027, 7.20%	366	365
Debentures due 2028, 7.00%	184	184
Notes due 2040, 4.875%	591	—
Total debt issued and outstanding	$3,610	$2,329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The notes and debentures are redeemable by the Company at any time at redemption prices based on U.S. Treasury rates.

In the fourth quarter of 2010, we received proceeds of $1,975 million for the issuance of $2.0 billion fixed rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $678 million of our long-term debt due in 2012 and 2013 at a loss of $73 million pretax, $47 million after-tax, which is included in other (income) expense.

In the fourth quarter of 2009, we received proceeds of $496 million for the issuance of $500 million fixed rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $474 million of our long-term debt due 2011 at a loss of $22 million pretax, $14 million after-tax, which is included in other (income) expense.

We periodically enter into various interest rate swaps that correspond to a portion of our fixed-rate debt in order to effectively hedge interest rate risk. In the fourth quarter of 2010, as a result of the repurchase of debt described above, we recorded $15 million of income as a reduction to interest expense resulting from the accelerated amortization of the interest rate swaps terminated in 2009, described below. In the first quarter of 2009, we terminated our interest rate swaps and collected cash of $37 million related to the early termination. In 2009, we recorded $16 million of income as a reduction to interest expense related to the amortization of the gain on the termination of our interest rate swaps, including $6 million of accelerated amortization related to the 4.85% Notes due 2011 which we repurchased in the fourth quarter of 2009.

The adjustments to the principal amounts of long-term debt were as follows at December 31:

(In millions)	2010	2009
Principal	$3,658	$2,336
Interest rate swaps	—	21
Unamortized issue discounts	(35)	(14)
Unamortized interest rate hedging costs	(13)	(14)
Total	$3,610	$2,329

The aggregate amounts of principal payments due on long-term debt for the next five years are:

(In millions)
2011	$—
2012	—
2013	—
2014	—
2015	400

In November 2010, we entered into a $500 million revolving credit facility maturing in 2012, replacing the previous $500 million 364-day facility, which matured in November 2010. Under the facility we can borrow and backstop commercial paper.

We also have a $1.0 billion facility maturing in November 2012, $150 million of which is available to Raytheon United Kingdom Limited, our U.K. subsidiary. Under the facility we can borrow, issue letters of credit and backstop commercial paper.

Borrowings under these facilities bear interest at various rate options, including LIBOR plus a margin based on our credit default swap spread, with minimum and maximum margins that are adjusted for our credit ratings. Based on our credit ratings at December 31, 2010, borrowings under the $1.0 billion and $500 million facilities would bear interest at LIBOR

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

plus 100 basis points and 75 basis points, respectively, the minimum margin. The credit facilities are comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the aggregate of the facilities. As of December 31, 2010 and December 31, 2009, there were no borrowings outstanding under these credit facilities or our previous credit facilities. However, we had $3 million and $21 million of outstanding letters of credit at December 31, 2010 and December 31, 2009, respectively, which effectively reduced our borrowing capacity under these credit facilities and our previous credit facility by those same amounts.

Under the current and previous credit facilities, we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 50% and a ratio of consolidated earnings attributable to Raytheon Company before interest, taxes, depreciation and amortization to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with these covenants during 2010 and 2009. Our ratio of total debt to total capitalization, as defined in the current and previous credit facilities, was 26.7% and 19.0% at December 31, 2010 and December 31, 2009, respectively. We are providing these ratios, which are financial covenants under our current credit facilities, as these metrics are used by our lenders to monitor the Company’s leverage and debt service capacity and are also thresholds that limit our ability to utilize these two facilities.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity, including the $150 million Raytheon United Kingdom Limited facility described above. In addition, other uncommitted bank lines totaled approximately $2 million and $15 million at December 31, 2010 and December 31, 2009, respectively. There were no amounts outstanding under these lines of credit at December 31, 2010 and December 31, 2009. Compensating balance arrangements are not material.

Total cash paid for interest on notes payable and long-term debt was $134 million, $147 million and $142 million in 2010, 2009 and 2008, respectively.

Note 11: Commitments and Contingencies

At December 31, 2010, we had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2011	$254
2012	207
2013	156
2014	118
2015	96
Thereafter	385

Rent expense was $307 million, $290 million and $285 million in 2010, 2009 and 2008, respectively. In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

At December 31, 2010, we had commitments under agreements to outsource a portion of our information technology function, which have no minimum annual payments.

Insurance is purchased from third parties to cover aggregate liability exposure up to $1.5 billion.

Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and considers that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of these costs from the U.S. Government within contracts in process. Our estimates of total remediation costs, weighted average risk-free rate, total remediation costs—discounted and recoverable portion were as follows at December 31:

(In millions, except percentages)	2010	2009
Total remediation costs—undiscounted	$225	$208
Weighted average risk-free rate	5.6%	5.7%
Total remediation costs—discounted	$152	$139
Recoverable portion	107	97

We also lease certain government-owned properties and are generally not liable for remediation of preexisting environmental contamination at these sites; as a result, we generally do not reflect the provision for these costs in our consolidated financial statements.

Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of environmental matters; however, we do not expect any additional liability to have a material adverse effect on our financial position, results of operations or liquidity.

Environmental remediation costs expected to be incurred are:

(In millions)
2011	$48
2012	23
2013	19
2014	14
2015	12
Thereafter	109

Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2020. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following at December 31, 2010 and December 31, 2009:

(In millions)	2010	2009
Guarantees	$281	$227
Letters of Credit	1,067	898
Surety Bonds	213	203

Included in guarantees and letters of credit described above were $134 million and $256 million, respectively, at December 31, 2010, and $80 million and $206 million, respectively, at December 31, 2009, related to our joint venture in TRS. We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At December 31, 2010 and December 31, 2009, we had an estimated liability of $9 million and $6 million, respectively, related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At December 31, 2010, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, the availability of credit, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At December 31, 2010 and December 31, 2009, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $68 million relating to 77 aircraft and approximately $109 million relating to 106 aircraft, respectively. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions have reduced the number of potential buyers who are able to obtain financing and have negatively impacted the ability of existing customers to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at December 31, 2010.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, building or leasing facilities for in-country operations and making investments in local ventures. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. Offset programs usually extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. We do not expect these audits and investigations to have a material adverse effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

review. Based on the information available to date, we do not believe that the results of this review will have a material adverse effect on our financial position, results of operations or liquidity.

In May 2006, international arbitration hearings commenced against us as the successor to the Hughes Electronics defense business, in connection with certain claims brought in 2004 by MBDA relating to an alleged 1995 Workshare Agreement. The asserted claims involve breach of contract, intellectual property infringement and other related matters. The arbitration panel stayed further proceedings, including the issuance of the liability decision on the non-IP claims presented during the May 2006 hearing, while the parties engaged in settlement efforts. The parties were unable to conclude an enforceable settlement, and in August 2009, the panel released its liability decision, rejecting some of MBDA’s non-IP claims, while finding Raytheon liable for some other non-IP claims. We did not record any significant additional financial liability as a result of our estimate of the impact of the decision. The proceedings will now resume to determine liability for the asserted IP claims and to assess overall damages, if any. At this point, we are unable to estimate a range of potential loss, if any, because the IP claims are vague, discovery is in process, and any potential damages involve complex, technical matters subject to interpretation by the arbitration panel. We believe that we have meritorious defenses to the asserted IP claims and intend to continue to contest them vigorously; however, an adverse resolution of this matter could have a material effect on our financial position, results of operations or liquidity.

On July 22, 2010, Raytheon Systems Limited (“RSL”) was notified by the UK Border Agency that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claims to recover certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UK Border Agency under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UK Border Agency was not valid. On August 18, 2010, the UK Border Agency initiated arbitration proceedings on this issue. We expect the arbitration procedures to commence in the first half of 2011. We intend to pursue vigorously the collection of receivables for the program and damages in connection with the termination and defend ourselves against the UK Border Agency’s claims for losses and previous payments.

As a result of the termination notice, we adjusted our estimated amount of revenue and costs under the program in the second quarter of 2010. The adjustment was based on our determination that certain assets were no longer expected to be recovered and for estimated costs for certain exit cost obligations under the contract and the estimated settlement of expected future subcontractor claims. The impact of the adjustment reduced Intelligence and Information Systems’ total net sales and operating income by $316 million and $395 million, respectively, for the year ended December 31, 2010. At December 31, 2010, we had approximately $80 million in letters of credit and approximately $70 million of receivables and other assets remaining under the program for technology and services delivered, which we believe, are probable of recovery in litigation or arbitration. No amounts have been drawn down on the letters of credit. We currently do not believe it is probable that we are liable for losses, previous payments or other claims asserted by the UK Border Agency. Due to the inherent uncertainties in litigation and arbitration as noted above, and the complexity and technical nature of potential claims and counterclaims, as well as the resolution of the related matters involving subcontractors, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than our estimate and at this time, we are unable to estimate a range of the potential difference in such amounts, if any. If we are unsuccessful in recovering amounts drawn on the letters of credit, if any, fail to collect the receivable balance, are required to make payments against claims or other losses asserted by the UK Border Agency or pay subcontractor claims in excess of our estimates made in connection with the adjustment in the second quarter of 2010 described above, it could have a material adverse effect on our financial position, results of operations or liquidity.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity related to product warranty accruals was as follows:

(In millions)
Balance at December 31, 2007	$47
Provisions for warranties	5
Warranty services provided	(13)
Balance at December 31, 2008	39
Provisions for warranties	7
Warranty services provided	(7)
Balance at December 31, 2009	39
Provisions for warranties	14
Warranty services provided	(10)
Balance at December 31, 2010	$43

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 12: Stockholders’ Equity

The changes in shares of our common stock outstanding were as follows:

(In millions)
Balance at December 31, 2007	426.2
Common stock plans activity	5.5
Treasury stock activity	(31.6)
Balance at December 31, 2008	400.1
Common stock plans activity	3.7
Treasury stock activity	(25.9)
Balance at December 31, 2009	377.9
Warrants exercised	6.7
Common stock plans activity	4.6
Treasury stock activity	(29.8)
Balance at December 31, 2010	359.4

On May 27, 2010, our stockholders approved the Raytheon 2010 Stock Plan pursuant to which we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Our repurchases of our common stock under our stock repurchase programs were as follows:

(In millions)	2010	2009	2008
Amount of stock repurchased	$1,450	$1,200	$1,700
Shares of stock repurchased	29.0	25.8	30.7

In March 2010, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At December 31, 2010, we had approximately $1.4 billion remaining under this repurchase program. All previous repurchase programs had been completed as of December 31, 2010. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Included in treasury shares at December 31, 2010 were 149,916 shares with a cost basis of $5.7 million which are held in a rabbi trust related to the Company’s non-qualified deferred compensation plans.

Our Board of Directors declared cash dividends of $1.50, $1.24 and $1.12 per share in 2010, 2009 and 2008, respectively.

Earnings Per Share (EPS)

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	2010	2009	2008
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$1.48	$1.23	$1.11
Undistributed earnings	3.36	3.73	2.90
Total	$4.84	$4.96	$4.01
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$1.47	$1.21	$1.09
Undistributed earnings	3.32	3.68	2.84
Total	$4.79	$4.89	$3.93

Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was income of $0.10, a loss of less than $0.01 and a loss of $0.01 for 2010, 2009 and 2008, respectively . Earnings from discontinued operations were deemed undistributed for all periods presented.

The amount of income from continuing operations attributable to participating securities was $29 million for 2010 and 2009 and $23 million in 2008. The amount of income (loss) from discontinued operations attributable to participating securities was income of $1 million for 2010, and a loss of less than $1 million for 2009 and 2008. The amount of net income attributable to participating securities was $29 million for 2010 and 2009 and $23 million for 2008.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In millions)	2010	2009	2008
Shares for basic EPS (including 5.9 participating securities for 2010 and 2009 and 5.7 for 2008)	372.7	390.4	417.2
Dilutive effect of stock options and LTPP	2.4	3.1	5.1
Dilutive effect of warrants	1.9	2.2	4.2
Shares for diluted EPS	377.0	395.7	426.5

Stock options to purchase the following number of shares of common stock had exercise prices that were either less than the average market price (dilutive) or greater than the average market price (anti-dilutive) of our common stock and were either included or excluded in our calculations of diluted EPS:

(In millions)	2010	2009	2008
Stock options included in the calculation of EPS (dilutive)	6.5	8.7	10.1
Stock options excluded from the calculation of EPS (anti-dilutive)	—	—	2.4

Our Board of Directors is authorized to issue up to 200 million shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by our Board of Directors. There were no shares of preferred stock outstanding at December 31, 2010 and December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants to purchase 5.3 million, 12.0 million and 12.0 million shares of our common stock that expire in June 2011, with an exercise price of $37.50 per share, were outstanding and included in our calculations of diluted EPS at December 31, 2010, December, 31, 2009 and December 31, 2008, respectively.

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

Note 13: Stock-based Compensation Plans

We recorded $128 million, $127 million and $122 million of expense related to stock-based compensation in 2010, 2009 and 2008, respectively. We recorded $43 million, $42 million and $43 million as a tax benefit related to stock-based compensation in 2010, 2009 and 2008, respectively. At December 31, 2010, there was $160 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.6 years.

At December 31, 2010, we had stock-based compensation awards outstanding under a number of stock plans, including our 2010 Stock Plan. Future grants of awards will be made from the 2010 Stock Plan and not from our prior plans.

Shares issued as a result of stock awards, stock option exercises or conversion of restricted stock unit awards will be funded through treasury stock or the issuance of new shares. Of the 41.8 million shares authorized under our stock plans, there were 11.9 million shares available for awards under such plans as of December 31, 2010.

Restricted Stock

The 2010 Stock Plan provides for the award of restricted stock awards, restricted stock units and stock appreciation rights to our employees, officers, nonemployee directors and consultants. Awards of restricted stock awards, restricted stock units and stock appreciation rights generally are made by the Management Development and Compensation Committee of our Board of Directors (MDCC) and are compensatory in nature. These awards vest over a specified period of time as determined by the MDCC, generally four years for employee awards and one year for nonemployee directors. Restricted stock awards entitle the recipient to full dividend and voting rights beginning on the date of grant. Non-vested shares are restricted as to disposition and subject to forfeiture under certain circumstances. At the date of award each share of restricted stock is credited to common stock at par value. The fair value of restricted stock, calculated under the intrinsic value method at the date of award, is charged to income as compensation expense over the vesting period with a corresponding credit to additional paid-in capital.

Restricted stock activity was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	5,251	$46.45
Granted	1,725	63.00
Vested	(1,703)	41.78
Forfeited	(281)	49.29
Outstanding at December 31, 2008	4,992	53.60
Granted	2,514	44.83
Vested	(1,666)	46.57
Forfeited	(247)	53.10
Outstanding at December 31, 2009	5,593	51.78
Granted	1,932	52.37
Vested	(1,697)	54.02
Forfeited	(385)	51.62
Outstanding at December 31, 2010	5,443	$51.30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-Term Performance Plan

In 2004, we established the LTPP, which provides for restricted stock unit awards granted from our stock plans to our senior leadership. These awards vest at the end of a three-year performance cycle based upon the achievement of specific pre-established levels of performance.

The performance goals for the three outstanding performance cycles at December 31, 2010, which are independent of each other, are based on three metrics as defined in the award agreements: return on invested capital (ROIC), weighted at 50%, total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow (CFCF), weighted at 25%.

The ultimate award, which is determined at the end of each of the three-year performance cycles, can range from zero to 200% of the target award and also includes dividend equivalents, which are not included in the table below. Compensation expense for the awards is recognized over the performance period based upon the value determined under the intrinsic value method for the CFCF and ROIC portions of the award and the Monte Carlo simulation method for the TSR portion of the award using historic volatility. Compensation expense for the CFCF and ROIC portions of the awards will be adjusted based upon the expected achievement of those performance goals.

LTPP activity related to the expected units was as follows:

(Unit amounts in thousands)	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2007	1,407	$45.99
Granted	365	74.80
Increase	664	55.24
Vested	(359)	38.33
Forfeited	(43)	59.60
Outstanding at December 31, 2008	2,034	55.24
Granted	495	46.04
Decrease	(21)	(11.60)
Vested	(811)	46.04
Forfeited	(36)	63.07
Outstanding at December 31, 2009	1,661	57.65
Granted	439	55.74
Decrease	(194)	56.21
Vested	(746)	53.33
Forfeited	(88)	53.39
Outstanding at December 31, 2010	1,072	$50.34

The increase (decrease) above relates to changes in the amount of expected awards as achievement is measured against performance goals.

Stock Options

In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. There have been no stock options granted since 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock option activity was as follows:

(Share amounts in thousands)	Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2007	17,118	$42.45	3.3	$312
Exercised	(3,684)	43.01
Forfeited or expired	(900)	58.08
Outstanding at December 31, 2008	12,534	41.16	2.7	124
Exercised	(1,353)	30.21
Forfeited or expired	(2,449)	68.17
Outstanding at December 31, 2009	8,732	35.28	2.3	142
Exercised	(2,167)	30.15
Forfeited or expired	(115)	24.40
Outstanding at December 31, 2010	6,450	$37.23	1.5	$59
Exercisable at December 31, 2010	6,450	$37.23	1.5	$59

The total intrinsic value of options exercised in the years ended December 31, 2010, 2009 and 2008 was $51 million, $24 million and $71 million, respectively.

As of December 31, 2010 and December 31, 2009 all outstanding options were fully vested and exercisable. There were no options vested during the years ended December 31, 2009 and December 31, 2010.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

(Share amounts in thousands)	Options Outstanding and Exercisable
Exercise Price Range	Shares	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$19.38 to $29.78	1,372	1.0	$29.47
$30.00 to $39.21	2,074	2.4	$31.99
$40.13 to $44.45	3,004	1.4	$44.41
Total	6,450	1.5	$37.23

Shares exercisable at the corresponding weighted-average exercise price at December 31, 2010, 2009 and 2008, were 6.5 million at $37.23, 8.7 million at $35.28 and 12.5 million at $41.16, respectively.

Note 14: Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries (Pension Benefits). Our primary pension obligations relate to our domestic IRS qualified pension plans. We also provide certain health care and life insurance benefits to retired employees and to eligible employees upon retirement through other postretirement benefit plans (Other Benefits).

The fair value of plan assets for our domestic and foreign Pension Benefit plans was $14,502 million and $597 million at December 31, 2010, respectively, and $12,294 million and $545 million at December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We maintain a defined contribution plan that includes a 401(k) plan. Covered employees hired or rehired after January 1, 2007, are eligible for a Company contribution based on age and service, instead of participating in our pension plans. These and other covered employees are eligible to contribute up to a specific percentage of their pay to the 401(k) plan. The Company matches the employee’s contribution, generally up to 3% or 4% of the employee’s pay, which is invested in the same way as employee contributions. Total expense for the Company match was $275 million, $269 million and $238 million in 2010, 2009 and 2008, respectively.

At December 31, 2010 and December 31, 2009, there was $11.2 billion and $10.3 billion invested in our defined contribution plan, respectively. At December 31, 2010 and December 31, 2009, $1.1 billion and $1.4 billion of this was invested in the Company stock fund, respectively.

We also maintain additional contractual pension benefits agreements for certain of our executive officers. The liability was $32 million and $31 million at December 31, 2010 and December 31, 2009, respectively.

Contributions and Benefit Payments

We make both discretionary and required contributions to our pension plans. Required contributions were primarily determined under the ERISA and are affected by the actual return on plan assets and plan funded status through December 31, 2010.

We made required contributions of $1,183 million, $1,160 million and $542 million in 2010, 2009 and 2008, respectively, to our pension and other postretirement benefit plans. We expect to make required contributions of $1,073 million and $21 million to our pension and other postretirement benefit plans, respectively, in 2011. We made discretionary contributions of $750 million in 2010 and $660 million in 2008. We did not make any discretionary contributions in 2009. We will continue to periodically evaluate whether to make additional discretionary contributions.

The table below reflects the total Pension Benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefit payments reflect our portion only.

(In millions)	Pension Benefits	Other Benefits
2011	$1,163	$64
2012	1,152	63
2013	1,200	63
2014	1,234	63
2015	1,262	63
Thereafter	7,141	308

Defined-Benefit Retirement Plan Summary Financial Information

The tables below outline the components of net periodic benefit cost and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Components of Net Periodic Benefit Cost	Pension Benefits
(In millions)	2010	2009	2008
Service cost	$442	$401	$396
Interest cost	1,058	1,031	1,013
Expected return on plan assets	(1,215)	(1,221)	(1,213)
Amounts reflected in net funded status	285	211	196
Amortization of prior service credit	13	13	14
Recognized net actuarial loss	596	422	313
Loss due to curtailments/settlements	2	—	1
Amounts reclassified during the year	611	435	328
Net periodic benefit cost	$896	$646	$524

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net periodic benefit cost also includes expense from foreign Pension Benefits plans of $21 million, $19 million and $20 million in 2010, 2009 and 2008, respectively.

Components of Net Periodic Benefit Credit	Other Benefits
(In millions)	2010	2009	2008
Service cost	$9	$9	$10
Interest cost	48	53	55
Expected return on plan assets	(32)	(30)	(44)
Amounts reflected in net funded status	25	32	21
Amortization of transition obligation	4	4	4
Amortization of prior service credit	(45)	(52)	(52)
Recognized net actuarial loss	5	5	1
Amounts reclassified during the year	(36)	(43)	(47)
Net periodic benefit credit	$(11)	$(11)	$(26)

Funded Status – Amounts Recognized on the Balance Sheets	Pension Benefits		Other Benefits
(In millions) December 31:	2010	2009	2010	2009
Noncurrent assets	$103	$111	$—	$—
Current liabilities	(48)	(45)	(16)	(18)
Noncurrent liabilities	(4,093)	(4,668)	(339)	(421)
Net amount recognized on the balance sheets	$(4,038)	$(4,602)	$(355)	$(439)

Reconciliation of Amounts Recognized on the Balance Sheets	Pension Benefits		Other Benefits
(In millions) December 31:	2010	2009	2010	2009
Accumulated other comprehensive loss:
Initial net obligation	$—	$—	$(5)	$(9)
Prior service (cost) credit	(85)	(83)	20	65
Net loss	(7,794)	(7,351)	(67)	(148)
Accumulated other comprehensive loss	(7,879)	(7,434)	(52)	(92)
Accumulated contributions in excess (below) net periodic benefit or cost	3,841	2,832	(303)	(347)
Net amount recognized on the balance sheets	$(4,038)	$(4,602)	$(355)	$(439)

Sources of Change in Accumulated Other Comprehensive Loss	Pension Benefits		Other Benefits
(In millions) December 31:	2010	2009	2010	2009
Amortization of initial net obligation	$—	$—	$4	$4
Net change initial net obligation	—	—	4	4
Prior service cost arising during period	(15)	(1)	—	—
Amortization of prior service cost (credit) included in net income	13	13	(45)	(52)
Net change in prior service cost (credit) not recognized in net income during that period	(2)	12	(45)	(52)
Actuarial (loss) gain arising during period	(1,044)	(44)	76	18
Amortization of net actuarial loss included in net income	596	422	5	5
Net change in actuarial gain (loss) not included in net income during the period	(448)	378	81	23
Effect of exchange rates	5	(8)	—	—
Total change in accumulated other comprehensive loss during period	$(445)	$382	$40	$(25)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amounts in accumulated other comprehensive loss at December 31, 2010 expected to be recognized as components of net periodic benefit cost in 2011 are as follows:

Adjustment to Accumulated Other Comprehensive Loss	Pension Benefits	Other Benefits
(In millions) December 31:	2010	2010
Net loss	$(796)	$(3)
Transition obligation	—	(4)
Prior service (cost) credit	(14)	10
Total	$(810)	$3

For our domestic qualified pension plans the projected benefit obligation (PBO), accumulated benefit obligation (ABO) and asset values for these plans were $17,847 million, $15,997 million, and $14,502 million, respectively, as of December 31, 2010 and $16,260 million, $14,599 million, and $12,294 million, respectively, as of December 31, 2009. The PBO represents the present value of Pension Benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for Pension Benefits plans with PBOs in excess of plan assets were $17,897 million and $13,756 million, respectively, at December 31, 2010, and $16,270 million and $11,558 million, respectively, at December 31, 2009.

The ABO and fair value of plan assets for Pension Benefits plans with ABOs in excess of plan assets were $15,920 million and $13,710 million, respectively, at December 31, 2010 and $14,511 million and $11,525 million, respectively, at December 31, 2009. The ABO for all Pension Benefits plans was $17,170 million and $15,675 million at December 31, 2010 and December 31, 2009, respectively.

The tables below provide a reconciliation of benefit obligations, plan assets, funded status and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Change in Projected Benefit Obligation	Pension Benefits		Other Benefits
(In millions) December 31:	2010	2009	2010	2009
Projected benefit obligation at beginning of year	$17,441	$16,361	$846	$834
Service cost	442	401	9	9
Interest cost	1,058	1,031	48	53
Plan participants’ contributions	21	21	45	46
Amendments	15	1	—	—
Actuarial loss (gain)	1,340	708	(64)	8
Foreign exchange loss (gain)	(27)	54	—	—
Benefits paid	(1,152)	(1,142)	(96)	(104)
Net transfer in	—	6	—	—
Projected benefit obligation at end of year	$19,138	$17,441	$788	$846

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The PBO for our domestic and foreign Pension Benefits plans was $18,407 million and $731 million, respectively at December 31, 2010 and $16,748 million and $693 million, respectively, at December 31, 2009.

Change in Plan Assets	Pension Benefits		Other Benefits
(In millions) December 31:	2010	2009	2010	2009
Fair value of plan assets at beginning of year	$12,839	$10,907	$407	$365
Actual return (loss) on plan assets	1,508	1,885	45	55
Company contributions	1,902	1,115	32	45
Plan participants’ contributions	21	21	45	46
Foreign exchange gain (loss)	(19)	49	—	—
Benefits paid	(1,152)	(1,142)	(96)	(104)
Net transfer in	—	4	—	—
Fair value of plan assets at end of year	$15,099	$12,839	$433	$407

Retirement Plan Assumptions

Weighted-Average Net Periodic Benefit Cost Assumptions	Pension Benefits
	2010	2009	2008
Discount rate	6.23%	6.50%	6.46%
Expected return on plan assets	8.68%	8.62%	8.64%
Rate of compensation increase
Range	2.00% -7.00%	2.00% -7.00%	2.00% -7.00%
Average	4.51%	4.48%	4.50%

Weighted-Average Net Periodic Benefit Cost Assumptions	Other Benefits
	2010	2009	2008
Discount rate	6.00%	6.75%	6.50%
Expected Long-term rate of return on plan assets	8.25%	8.75%	8.75%
Rate of compensation increase
Range	2.00% -7.00%	2.00% -7.00%	2.00% -7.00%
Average	4.50%	4.50%	4.50%
Health care trend rate in the next year	7.00%	7.40%	8.50%
Gradually declining to an ultimate trend rate	4.00%	4.00%	5.00%
Year that the rate reaches ultimate trend rate	2027	2029	2015

Weighted-Average Year-End Benefit Obligation Assumptions	Pension Benefits		Other Benefits
December 31:	2010	2009	2010	2009
Discount rate	5.73%	6.23%	5.50%	6.00%
Rate of compensation increase
Range	2.00% -7.00%	2.00% -7.00%	2.00% - 7.00%	2.00% - 7.00%
Average	4.50%	4.51%	4.50%	4.50%
Health care trend rate in the next year			4.00%	7.00%
Gradually declining to an ultimate trend rate of			4.00%	4.00%
Year that the rate reaches the ultimate trend rate			2010	2027

The discount rate for our domestic Pension Benefits plans was 5.75% and 6.25% at December 31, 2010 and December 31, 2009, respectively. Our foreign Pension Benefits plan assumptions have been included in the Pension Benefits assumptions in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In validating the 2010 long-term ROA assumption, we reviewed our pension plan asset performance since 1986. Our average actual annual rate of return since 1986 has exceeded our estimated 8.75% assumed return. Based upon these analyses and our internal investing targets, we determined our long-term ROA assumption for our domestic pension plans in 2010 was 8.75%, consistent with our 2009 assumption. Our domestic pension plans’ actual rates of return were approximately 11%, 17% and (26%) for 2010, 2009 and 2008, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses. If we significantly change our long-term investment allocation or strategy, then our long-term ROA assumption could change.

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

Plan Assets

Substantially all our domestic Pension Benefit Plan (plan) assets, which consists of investments in equity securities, fixed-income securities, cash and cash equivalents, public real estate securities, private real estate funds and hedge funds and other assets such as investments in private equity funds, are held in a master trust, which was established for the investment of assets of our Company sponsored retirement plans. The assets of the master trust are overseen by the Company’s Investment Committee comprised of members of senior management drawn from appropriate diversified levels of the executive management team.

The Investment Committee is responsible for setting the policy that provides the framework for management of the Plan assets. In accordance with its responsibilities and charter, the Investment Committee meets on a regular basis to review the performance of the Plan assets and compliance with the investment policy. The policy sets forth an investment structure for managing Plan assets, including setting the asset allocation ranges, which are expected to provide an appropriate level of overall diversification and total investment return over the long term while maintaining sufficient liquidity to pay the benefits of the Plan. Asset allocation ranges are set to produce the highest return on investment taking into account investment risks that are prudent and reasonable given prevailing market conditions. In developing the asset allocation ranges, third party asset allocation studies are periodically performed that consider the current and expected positions of the plan assets and funded status. Based on this study and other appropriate information, the Investment Committee establishes asset allocation ranges taking into account acceptable risk targets and associated returns.

The investment policy asset allocation ranges for the Plan, as set by the Investment Committee, for the year ended December 31, 2010 were as follows:

Asset Category
U.S. equities	25% - 40%
International equities	15% - 30%
Fixed-income securities	25% - 40%
Cash and cash equivalents	3% - 15%
Other (including private equity and real estate)	0% - 20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Investment Committee appoints the investment fiduciary, who is responsible for making investment decisions within the framework of the Investment Policy and for supervising the internal pension investment team. The pension investment team is comprised of experienced financial managers, who are all employees of the Company. The investment fiduciary reports back to the Investment Committee. During times of unusual market conditions, the investment fiduciary may seek authorization from the Investment Committee to change the investing allocation ranges to prevent excessive volatility or other undesirable consequences.

Taking into account the asset allocation ranges, the investment fiduciary determines the specific allocation of the Plan’s investments within various asset classes. The Plan utilizes select investment strategies which are executed through separate account or fund structures with external investment managers who demonstrate experience and expertise in the appropriate asset classes and styles. The selection of investment managers is done with careful evaluation of all aspects of performance and risk, due diligence of internal operations and controls, reputation, systems evaluation and a review of investment manager’s policies and processes. The Plan also utilizes unleveraged exchange traded funds that track an index and highly liquid short term instruments. Investment performance is monitored frequently against appropriate benchmarks and tracked to compliance guidelines with the assistance of third party performance evaluation tools and metrics.

Consistent with the objective of maximizing return while minimizing risk, multiple investment strategies are employed to diversify risk such that no single investment or manager holding presents a significant exposure to the total investment portfolio. Plan assets are invested in numerous diversified strategies with the intent to minimize correlations. This allows for diversification of returns. As of December 31, 2010, no individual investment strategy represented more than 5% of the total assets of the Plan. Further, within each strategy, guidelines are established which set forth the list of authorized investments, the typical portfolio characteristics and diversification required by limiting the amount that can be invested by sector, country and issuer. As a result, the Plan is not significantly exposed to any single entity, investment manager, sector or international location.

The Plan’s investments are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in private equity funds, hedge funds and private real estate funds are estimated at fair market value which primarily utilizes net asset values reported by the investment manager. The pension investment team reviews independently appraised values, audited financial statements and additional pricing information to evaluate the net asset values. For the very limited group of securities and other assets for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the Company’s Plan assets by asset category and by level (as described in Note 1: Summary of Significant Accounting Policies) at December 31, 2010 and December 31, 2009 were as follows:

Fair Value Measurements at December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equities
All capitalization(1)	$4,520	$4,510	$10	$—
U.S. equity hedge funds(2)	27	—	5	22
International equities
Developed markets(1)	1,837	1,687	150	—
Emerging markets(1)	1,121	889	232	—
International equity hedge funds(2)	30	—	30	—
Fixed-income securities
U.S. Government bonds or treasuries	388	388	—	—
U.S. Agency securities	16	—	16	—
Corporate bonds
Investment grade bonds(3)	1,583	24	1,559	—
Non-investment grade bonds(3)	573	212	361	—
Emerging market debt	260	20	240	—
Core fixed income(4)	352	352	—	—
Global multi-sector fixed income(5)	504	269	235	—
Fixed income hedge funds(2)	495	—	403	92
Cash and cash equivalents(6)	1,102	401	701	—
Other funds
Commodity	95	—	95	—
Currency	73	—	73	—
Multi-asset class(7)	393	187	206	—
Private equity funds(8)	252	—	—	252
Private real estate funds	156	—	—	156
Hedge funds(2)	734	—	713	21
Insurance contracts	23	—	—	23
Payable for securities lending collateral(9)	(95)	—	(95)	—
Other(10)	63	2	—	61
Total	$14,502	$8,941	$4,934	$627

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value Measurements at December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equities
All capitalization(1)	$3,281	$3,122	$159	$—
U.S. equity hedge funds(2)	145	—	126	19
International equities
Developed markets(1)	1,452	1,435	17	—
Emerging markets(1)	748	622	126	—
International equity hedge funds(2)	71	—	71	—
Fixed-income securities
U.S. Government bonds or treasuries	750	750	—	—
U.S. Agency securities	43	—	43	—
Corporate bonds
Investment grade bonds(3)	1,935	29	1,906	—
Non-investment grade bonds(3)	325	—	276	49
Emerging market debt	214	—	214	—
Global multi-sector fixed income(5)	109	—	109	—
Fixed income hedge funds(2)	472	—	265	207
Cash and cash equivalents(6)	2,042	987	1,055	—
Other funds
Commodity	67	—	67	—
Currency	104	—	104	—
Private equity funds(8)	242	—	—	242
Private real estate funds	125	—	—	125
Hedge funds(2)	293	—	293	—
Insurance contracts	22	—	—	22
Payable for securities lending collateral(9)	(233)	—	(233)	—
Other(10)	87	21	—	66
Total	$12,294	$6,966	$4,598	$730
(1)	U.S. and International equity securities primarily include investments across the capitalization spectrum of large, medium and small market capitalization stocks.
(2)	Hedge funds can employ numerous strategies and seek to hedge some of the risk inherent in their investments by using a variety of methods, including short selling and derivative instruments.
(3)	Investment grade bonds are fixed-income securities with a rating equivalent to a Standard & Poors rating of BBB- or better. Non-investment grade bonds have an equivalent rating of BB+ or less.
(4)	Core fixed income investments are strategies that invest primarily in intermediate-term high quality domestic bonds.
(5)	Global multi-sector fixed income investments are strategies that invest globally among several sectors including governments, investment grade corporate bonds, high yield corporate bonds and emerging market bonds.
(6)	As of December 31, 2010, cash and cash equivalents were invested in a highly liquid money market fund and other short term instruments, including treasuries, agencies, commercial paper and certificates of deposit. As of December 31, 2009, cash and cash equivalents were predominantly held in a highly liquid short term investment fund. Fund investments at December 31, 2009 were primarily short term direct treasury instruments, including treasuries, agencies, treasury backed commercial paper and treasury collateralized overnight repurchase agreements. Included in cash and cash equivalents is excess cash in investment manager accounts. This cash is available for immediate use and is used to fund daily operations and execute the investment policy. This amount is not considered to be part of the cash target allocation set forth in the investment policy.
(7)	Multi-asset class investments are long-only balanced strategies that invest across multiple asset classes including equities, fixed income and commodities utilizing a risk-balanced approach.
(8)	Investments in private equity funds are predominantly invested in U.S. and Western Europe private equity funds.
(9)	The Plan participates in a securities lending program with the Trustee. The program allows the Trustee to loan securities, which are assets of the Plan, to approved brokers (the “Borrowers”). The Trustee requires Borrowers, pursuant to a security loan agreement, to deliver collateral to secure each loan. The Plan bears the risk of loss with respect to the unfavorable change in fair value of the invested cash collateral. The market value of securities on loan is reflected in the various asset categories above. Loaned securities were predominantly U.S. equities, International equities, corporate bonds and U.S. Government bonds or treasuries. Cash collateral obligations of $95 million and $233 million were received for securities on loan as of December 31, 2010 and December 31, 2009, respectively. Cash collateral was invested in a separately maintained and managed cash collateral investment account, which was primarily invested in investment grade bonds and is reflected in the assets above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)	As of December 31, 2010 and December 31, 2009, this category included $2 million and $21 million of cash on deposit with a broker for future margin requirements and $61 million and $66 million of net receivables and payables which consisted primarily of pending trades, interest, dividends and other payable expenses.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In millions)	Beginning Balance at December 31, 2009	Actual return on plan assets(1)	Purchases, issuances, settlements	Transfers in and/or out of Level 3	Ending Balance at December 31, 2010
U.S. equity
U.S. equity hedge funds	$19	$3	$—	$—	$22
Fixed-income securities
Non-investment grade bonds	49	(11)	(38)	—	—
Fixed-income hedge funds	207	7	(122)	—	92
Other funds
Private equity funds	242	21	(11)	—	252
Private real estate funds	125	17	14	—	156
Hedge funds	—	1	20	—	21
Insurance contracts	22	—	1	—	23
Other	66	—	(5)	—	61
Total	$730	$38	$(141)	$—	$627

(In millions)	Beginning Balance at December 31, 2008	Actual return on plan assets(1)	Purchases, issuances, settlements	Transfers in and/or out of Level 3	Ending Balance at December 31, 2009
U.S. equities
All capitalization	$2	$(2)	$—	$—	$—
U.S. equity hedge funds	15	4	—	—	19
Fixed-income securities
Non-investment grade bonds	53	(29)	25	—	49
Fixed-income hedge funds	301	60	(154)	—	207
Other funds
Private equity funds	272	(23)	(7)	—	242
Private real estate funds	185	(70)	10	—	125
Hedge funds	51	16	(67)	—	—
Insurance contracts	24	2	(4)	—	22
Other	86	—	(20)	—	66
Total	$989	$(42)	$(217)	$—	$730
(1)	The actual return on plan assets for assets still held at December 31, 2010 and December 31, 2009 was $52 million and $14 million, respectively.

The Plan limits the use of derivatives through direct or separate account investments such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging purposes or to gain market exposure in a non-speculative manner. The fair market value of the Plan’s derivatives through direct or separate account investments was less than $1 million and $2 million as of December 31, 2010 and December 31, 2009, respectively.

In addition, assets are held in trust for non-U.S. Pension Benefits plans, primarily in the U.K. and Canada which are governed locally in accordance with specific jurisdictional requirements. These assets are overseen by local management in Canada and by trustees with a combination of members representing plan participants and local management in the U.K. Investments in the non-U.S. Pension Benefits plans consist primarily of fixed-income securities and equity securities and had a fair market value of $597 million and $545 million at December 31, 2010 and December 31, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

These investments are valued using quoted prices in active markets (Level 1) as well as significant observable inputs (Level 2). Investments with significant unobservable inputs (Level 3) are immaterial in the non-U.S. Pension Benefits plans.

The fair market value of assets related to our Other Benefits was $433 million and $407 million as of December 31, 2010 and December 31, 2009, respectively. These assets included $186 million and $171 million at December 31, 2010 and December 31, 2009, respectively, that were invested in the master trust described above and are therefore invested in the same assets described above. The remaining investments are held within Voluntary Employees’ Beneficiary Association (VEBA) trusts. The assets of the VEBAs are also overseen by the Investment Committee and managed by the same investment fiduciary that manages the master trust’s investments with a separate team. These assets are generally invested in domestic fixed-income securities as well as U.S. equities. These investments are valued primarily using quoted prices in active markets (Level 1) as well as significant observable inputs (Level 2). There were no Level 3 investments in the VEBAs at December 31, 2010 or December 31, 2009.

The table below details assets by category for our Other Benefits plans. These assets consist primarily of publicly-traded equity securities and publicly-traded fixed-income securities.

Other Benefits Asset Information	Percent of Plan Assets at December 31:
Asset category	2010	2009
Fixed-income securities	51%	55%
U.S. equities	32%	31%
International equities	11%	8%
Cash and cash equivalents	6%	6%
Total	100%	100%

Note 15: Income Taxes

The provision for federal and foreign income taxes consisted of the following:

(In millions)	2010	2009	2008
Current income tax expense
Federal	$205	$669	$206
Foreign	39	15	44
Deferred income tax expense (benefit)
Federal	465	257	568
Foreign	(120)	12	6
Total	$589	$953	$824

The expense for income taxes differs from the U.S. statutory rate due to the following:

	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	-1.1%	-0.9%	-1.0%
Tax settlements and refund claims	-8.0%	-0.9%	-0.5%
Domestic manufacturing deduction benefit	-1.7%	-0.9%	-0.5%
Foreign income tax rate differential	0.8%	0.1%	-0.4%
Other, net	-0.8%	0.1%	0.1%
Effective tax rate	24.2%	32.5%	32.7%

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

Domestic income from continuing operations before taxes was $2,699 million, $2,806 million and $2,360 million in 2010, 2009 and 2008, respectively, and foreign income (loss) from continuing operations before taxes was ($267) million, $124 million and $162 million in 2010, 2009 and 2008, respectively. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable. Total federal and foreign tax payments, net of refunds and credits, were $337 million, $208 million and $448 million in 2010, 2009 and 2008, respectively.

We believe that our income tax reserves are adequate; however, amounts asserted by taxing authorities could be greater or less than amounts accrued and reflected in our consolidated balance sheets. Accordingly, we could record adjustments to the amounts for federal, foreign and state tax-related liabilities in the future as we revise estimates or we settle or otherwise resolve the underlying matters.

The balance of unrecognized tax benefits at December 31, 2010, exclusive of interest, was $188 million which would affect earnings if recognized. The balance of unrecognized tax benefits at December 31, 2009, exclusive of interest, was $469 million, of which $364 million would affect earnings if recognized.

In 2010, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of the IRS’ examination of our tax returns for the 1998-2005 tax years (Tax Settlement). As a result, we recorded a reduction in our unrecognized tax benefits from continuing and discontinued operations of $280 million, which decreased our tax expense by $259 million, including $170 million from continuing operations and $89 million from discontinued operations. The decrease in tax expense included $56 million related to interest.

In addition, we filed an accounting method change related to the timing of certain compensation deductions with the IRS. As a result, we recorded a reduction in our unrecognized tax benefits from continuing operations of $104 million, which decreased tax expense by $13 million related to interest.

We accrue interest related to unrecognized tax benefits in tax expense. Primarily as a result of the Tax Settlement in 2010, we recorded $90 million of income related to interest which, net of the federal tax expense was $57 million. In the twelve months ended December 31, 2009 and December 31, 2008, respectively, we recorded $27 million and $26 million of interest which, net of the federal tax benefit was $17 million in 2009 and 2008, respectively. At December 31, 2010 and December 31, 2009, we had $33 million and $123 million, respectively, of interest accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $23 million and $80 million, respectively. In the ordinary course of business, we may take new tax positions that could increase or decrease our unrecognized tax benefits in future periods.

A rollforward of our unrecognized tax benefits was as follows:

(In millions)	2010	2009	2008
Unrecognized tax benefits, beginning of year	$469	$415	$342
Additions based on current year tax positions	14	20	36
Additions based on prior year tax positions	32	34	38
Reductions based on prior year tax positions	(317)	—	—
Settlements with taxation authorities	(10)	—	(1)
Unrecognized tax benefits, end of year	$188	$469	$415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We generally account for our state income tax expense as a deferred contract cost, as we can generally recover this expense through the pricing of our products and services to the U.S. Government. We include this deferred contract cost in contracts in process until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. Net state income tax expense allocated to our contracts was $59 million, $25 million and $122 million in 2010, 2009 and 2008, respectively. We include state income tax expense allocated to our contracts in administrative and selling expenses.

The American Jobs Creation Act of 2004 provides a deduction for income derived from qualifying domestic production activities (the Domestic Manufacturing Deduction under Section 199 of the Internal Revenue Code (IRC)) that is phased in over the 2005–2010 period. The deduction was equal to 9% of qualified income in 2010, and 6% in 2009 and 2008.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was enacted. This legislation retroactively reinstated the research and development tax credit for 2010 and extended it through December 31, 2011. As a result, we recorded a benefit of approximately $26 million in the fourth quarter of 2010 representing the benefit of the research and development tax credit for the full year.

Deferred income taxes consisted of the following at December 31:

(In millions)	2010	2009
Current deferred tax assets (liabilities)
Other accrued expenses and reserves	$167	$166
Accrued employee compensation and benefits	241	196
Contracts in process and inventories	(142)	(89)
Deferred income taxes-current	$266	$273
Noncurrent deferred tax assets (liabilities)
Net operating loss and tax credit carryforwards	$159	$32
Pension benefits	1,158	1,384
Other retiree benefits	122	123
Depreciation and amortization	(1,337)	(1,194)
Other	(143)	68
Deferred income taxes-noncurrent	$(41)	$413

As of December 31, 2010, we had foreign net operating loss carryforwards of approximately $450 million, of which $440 million was generated in the United Kingdom. We believe that we will have sufficient taxable income to realize this deferred tax asset, as any net operating loss generated in the United Kingdom may be carried forward indefinitely.

The federal tax (benefit) expense related to discontinued operations was ($110) million, $1 million and $7 million in 2010, 2009 and 2008, respectively.

Note 16: Business Segment Reporting

Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services.

Integrated Defense Systems (IDS) is a leader in global capabilities integration, providing affordable, integrated solutions to a broad international and domestic customer base. IDS leverages its core domain knowledge and capabilities in sensors, command, control and communication (C3), persistent surveillance/ISR, effects and mission support, to provide integrated naval, air and missile defense and civil security response solutions.

Intelligence and Information Systems (IIS) is a leader in intelligence, surveillance and reconnaissance (ISR), advanced cyber solutions, weather and environmental solutions, and information-based solutions for law enforcement and homeland security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Missile Systems (MS) is a premier developer and producer of missile systems for the armed forces of the U.S. and other allied nations. Leveraging its key capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting, and netted systems, MS develops and supports a broad range of cutting-edge weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles and directed energy effectors.

Network Centric Systems (NCS) is a leading provider of net-centric mission solutions for federal, state and local government and civil customers. NCS leverages its capabilities in networking, sensors, command and control, and communications to develop and produce solutions for customers in key markets such as U.S. Army modernization, international and domestic homeland security, civil communications, and transportation solutions.

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

Technical Services (TS) provides a full spectrum of technical, scientific and professional services to defense, federal, international and commercial customers worldwide. It specializes in training, logistics, engineering services and solutions, product support and operational support services. TS provides solutions for mission support, homeland security, space, civil aviation, counterproliferation and counterterrorism markets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment financial results were as follows:

Total Net Sales (In millions)	2010	2009	2008
Integrated Defense Systems	$5,470	$5,525	$5,148
Intelligence and Information Systems	2,757	3,204	3,132
Missile Systems	5,732	5,561	5,408
Network Centric Systems	4,918	4,822	4,510
Space and Airborne Systems	4,830	4,582	4,280
Technical Services	3,472	3,161	2,601
Corporate and Eliminations	(1,996)	(1,974)	(1,905)
Total	$25,183	$24,881	$23,174

Intersegment Sales (In millions)	2010	2009	2008
Integrated Defense Systems	$88	$126	$162
Intelligence and Information Systems	14	19	22
Missile Systems	94	57	26
Network Centric Systems	502	481	379
Space and Airborne Systems	586	611	595
Technical Services	739	710	700
Total	$2,023	$2,004	$1,884

Operating Income (In millions)	2010	2009	2008
Integrated Defense Systems	$879	$859	$870
Intelligence and Information Systems	(150)	259	253
Missile Systems	654	604	584
Network Centric Systems	701	674	575
Space and Airborne Systems	686	647	569
Technical Services	300	215	174
FAS/CAS Pension Adjustment	(230)	27	(123)
Corporate and Eliminations	(233)	(243)	(282)
Total	$2,607	$3,042	$2,620

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We must calculate our pension costs under both FAS requirements under GAAP and CAS. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not indicative of the funding requirements for pension plans that we determine by other factors. CAS prescribes the allocation to and recovery of pension costs on U.S. Government contracts. The results of each segment only include pension expense as determined under CAS. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both FAS and CAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension cost. The FAS/CAS Pension Adjustment, which we report as a separate line item in our segment results above, represents the difference between our pension expense or income under FAS requirements under GAAP and our pension expense under CAS.

The components of operating income related to Corporate and Eliminations were as follows:

(In millions)	2010	2009	2008
Intersegment profit eliminations	$(189)	$(173)	$(166)
Corporate	(44)	(70)	(116)
Total	$(233)	$(243)	$(282)

Intersegment Operating Income (In millions)	2010	2009	2008
Integrated Defense Systems	$6	$8	$9
Intelligence and Information Systems	1	2	4
Missile Systems	14	7	2
Network Centric Systems	43	41	31
Space and Airborne Systems	56	52	56
Technical Services	69	63	64
Total	$189	$173	$166

The following table reconciles operating income to income from continuing operations before taxes:

(In millions)	2010	2009	2008
Operating income	$2,607	$3,042	$2,620
Non-operating expense, net	(175)	(112)	(98)
Income from continuing operations before taxes	$2,432	$2,930	$2,522

Capital Expenditures (In millions)	2010	2009	2008
Integrated Defense Systems	$61	$52	$63
Intelligence and Information Systems	50	23	24
Missile Systems	41	49	52
Network Centric Systems	67	64	85
Space and Airborne Systems	78	60	58
Technical Services	11	5	12
Corporate	11	27	10
Total	$319	$280	$304

Depreciation and Amortization (In millions)	2010	2009	2008
Integrated Defense Systems	$75	$68	$65
Intelligence and Information Systems	45	43	45
Missile Systems	53	55	52
Network Centric Systems	85	77	68
Space and Airborne Systems	84	82	81
Technical Services	16	17	18
Corporate	62	60	61
Total	$420	$402	$390

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Identifiable Assets (In millions)	2010	2009
Integrated Defense Systems	$1,849	$1,943
Intelligence and Information Systems	2,374	2,391
Missile Systems	4,921	4,858
Network Centric Systems	4,409	4,199
Space and Airborne Systems	4,232	4,236
Technical Services	1,376	1,340
Corporate	5,261	4,640
Total	$24,422	$23,607

Total Net Sales by Geographic Areas (In millions)	United States	Asia/ Pacific	MENA(1)	All Other (Principally Europe)	Total
2010	$19,400	$2,664	$1,854	$1,265	$25,183
2009	19,618	2,470	1,216	1,577	24,881
2008	18,596	2,086	482	2,010	23,174
(1)	MENA is defined as the Middle East and North Africa.

The country of destination was used to attribute sales to either the United States or outside the United States (including foreign military sales through the U.S. Government of $3.3 billion, $2.8 billion and $1.8 billion in 2010, 2009 and 2008, respectively). Sales to our major customer, the U.S. Government, including foreign military sales in 2010, 2009 and 2008 were $22,294 million, $22,003 million and $20,170 million, respectively. Included in U.S. Government sales were sales to the U.S. Department of Defense of $21,333 million, $20,958 million and $19,231 million, in 2010, 2009 and 2008, respectively.

Long-lived Assets by Geographic Area (In millions)	United States	All Other (Principally Europe)	Total
December 31, 2010	$1,885	$118	$2,003
December 31, 2009	1,889	112	2,001

Note 17: Quarterly Operating Results (Unaudited)

(In millions, except per share amounts, stock prices and workdays)
2010	First	Second(3)	Third(4)	Fourth(5)
Total net sales	$6,053	$5,973	$6,272	$6,885
Gross margin	1,269	935	1,297	1,379
Income from continuing operations	461	219	649	514
Net income attributable to Raytheon Company	445	208	728	459
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$1.20	$0.56	$1.72	$1.38
Diluted	1.18	0.56	1.71	1.37
EPS attributable to Raytheon Company common stockholders(1)
Basic	1.18	0.55	1.96	1.26
Diluted	1.16	0.55	1.94	1.25
Cash dividends per share
Declared	0.375	0.375	0.375	0.375
Paid	0.31	0.375	0.375	0.375
Common stock prices
High	$57.29	$60.01	$50.59	$48.33
Low	50.73	50.38	43.21	44.45
Workdays(2)	60	64	63	62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2009	First	Second	Third	Fourth(6)
Total net sales	$5,884	$6,125	$6,205	$6,667
Gross margin	1,187	1,286	1,311	1,350
Income from continuing operations	457	504	499	517
Net income attributable to Raytheon Company	452	489	490	504
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$1.12	$1.25	$1.27	$1.32
Diluted	1.11	1.24	1.25	1.30
EPS attributable to Raytheon Company common stockholders(1)
Basic	1.13	1.24	1.26	1.32
Diluted	1.12	1.23	1.25	1.30
Cash dividends per share
Declared	0.31	0.31	0.31	0.31
Paid	0.28	0.31	0.31	0.31
Common stock prices
High	$53.00	$48.34	$48.64	$53.84
Low	33.20	38.00	41.90	45.02
Workdays(2)	61	64	63	61
(1)	EPS is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for each year.
(2)	Number of workdays per our fiscal calendar, which excludes holidays and weekends.
(3)	During the second quarter 2010, RSL was notified by the UK Border Agency that it had been terminated for default on a program. The impact of the adjustment reduced IIS total net sales and operating income by $316 million and $395 million in the second quarter and the six months ended June 27, 2010, respectively.
(4)	During the third quarter 2010, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of the Tax Settlement. As a result, we recorded a reduction in our unrecognized tax benefits from continuing and discontinued operations of $280 million, which decreased our tax expense by $259 million, including $170 million from continuing operations and $89 million from discontinued operations. The decrease in tax expense included $56 million related to interest.
(5)	During the fourth quarter of 2010, we received proceeds of $1,975 million for the issuance of $2.0 billion fixed rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $678 million of our long-term debt due in 2012 and 2013 at a loss of $73 million pretax, $47 million after-tax, which is included in other (income) expense.
(6)	During the fourth quarter of 2009, we received proceeds of $496 million for the issuance of $500 million fixed rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $474 million of our long-term debt due in 2011 at a loss of $22 million pretax, $14 million after-tax, which is included in other (income) expense.

Note 18: Subsequent Events

We have evaluated subsequent events through the time of filing this Annual Report on Form 10-K with the SEC.

On January 31, 2011, we completed the acquisition of Applied Signal Technology, Inc. (AST), pursuant to a definitive agreement dated December 18, 2010. We paid $38.00 per share of AST for an aggregate purchase price of approximately $500 million, net of cash received. Following the acquisition, AST was renamed Raytheon Applied Signal Technology, Inc. and will be integrated into our SAS segment and is expected to enhance SAS’s capabilities across the full spectrum of integrated sensor solutions for classified and other government customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of December 31, 2010.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 were effective.

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

Attestation Report of the Independent Registered Public Accounting Firm—The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Subsequent to the fourth quarter of 2010, our Technical Services segment migrated to the Company’s common Enterprise Resource Planning (ERP) systems.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of our Board of Directors is contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained after Part I of this Form 10-K. Information regarding Section 16(a) compliance is contained in our definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our definitive proxy statement under the caption “The Board of Directors and Board Committees” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our code of ethics is contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Corporate Governance—Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board of Directors since we described the procedures in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. Information regarding the procedures is contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Corporate Governance—Director Nomination Process.”

ITEM 11. EXECUTIVE COMPENSATION

This information is contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation,” and under the caption “The Board of Directors and Board Committees—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and for directors and executive officers is contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference. Information regarding securities authorized for issuance under our executive compensation plans is contained in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Corporate Governance—Board Independence,” “Corporate Governance—Transactions with Related Persons” and under the caption “Stock Ownership—Five Percent Stockholders” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is contained in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Independent Auditors: Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1) The following financial statements of Raytheon Company, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Five Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 23, 2011 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2010, 2009 and 2008 and on the Company’s internal control over financial reporting as of December 31, 2010 is included in Part II, Item 8 of this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.

(2) List of financial statement schedules:

All schedules have been omitted because they are not required, not applicable or the information is otherwise included.

(b)	Exhibits:

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

3.1	Raytheon Company Restated Certificate of Incorporation, restated as of April 2, 2002, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-85648, is hereby incorporated by reference.

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Raytheon Company, amended as of May 5, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.

3.3	Certificate of Amendment of Restated Certificate of Incorporation of Raytheon Company, as amended as of June 2, 2010, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010, is hereby incorporated by reference.

3.4	Raytheon Company Amended and Restated By-Laws, amended as of July 23, 2008, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008, is hereby incorporated by reference.

3.5	Raytheon Company Amended and Restated By-Laws, as amended as of May 27, 2010, filed as an exhibit to the Company’s Current Report on Form 8-K filed June 2, 2010, is hereby incorporated by reference.

3.6	Raytheon Company Amended and Restated By-Laws, as amended as of September 23, 2010, filed as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2010, is hereby incorporated by reference.

4.1	Indenture relating to Senior Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.2	Indenture relating to Subordinated Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.3	Supplemental Indenture dated as of December 17, 1997 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

4.4	Second Supplemental Indenture, dated as of May 9, 2001, between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

4.5	Form of Senior Debt Securities, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.6	Form of Subordinated Debt Securities, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333- 58474, is hereby incorporated by reference.

4.7	Certificate of Trust of RC Trust I, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.8	Amended and Restated Declaration of Trust of RC Trust I, dated as of May 9, 2001, among Raytheon Company, The Bank of New York as initial Property Trustee, The Bank of New York (Delaware) as initial Delaware Trustee, and the Regular Trustee including the Form of Preferred Security Attached as Exhibit A, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

4.9	Agreement of Resignation, Appointment and Acceptance, dated April 1, 2005, between Raytheon Company and The Bank of New York appointing Successor Trustee, Paying Agent and Registrar in connection with certain securities originally authorized and issued under the Indenture dated as of July 3, 1995, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

4.10	Agreement of Resignation, Appointment and Acceptance, dated April 1, 2005, between Raytheon Company and The Bank of New York appointing Successor Trustee, Paying Agent and Registrar in connection with the 8.25% Equity Security Units originally authorized and issued under the Indenture dated as of July 3, 1995 and the Second Supplemental Indenture dated as of May 9, 2001, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005, is hereby incorporated by reference.

4.11	Warrant Agreement dated May 10, 2006 between Raytheon Company and American Stock Transfer & Trust Company, as warrant agent, filed as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2006, is hereby incorporated by reference.

4.12	Form of 4.40% Notes due 2020, filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 19, 2009, is hereby incorporated by reference.

4.13	Form of 1.625% Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.14	Form of 3.125% Notes due 2020, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.15	Form of 4.875% Notes due 2040, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

No other instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Raytheon Company 1991 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.2	Raytheon Company 1995 Stock Option Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.3	Raytheon Company 2001 Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.4	Raytheon 2010 Stock Plan, filed as Appendix B to the Company’s definitive proxy statement filed on April 26, 2010, is hereby incorporated by reference.

10.5	Amendment No. 1 to Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.6	Plan for Granting Stock Options in Substitution for Stock Options Granted by Texas Instruments Incorporated, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.7	Plan for Granting Stock Options in Substitution for Stock Options Granted by Hughes Electronics Corporation, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-45629, is hereby incorporated by reference.

10.8	Raytheon Company 1997 Nonemployee Directors Restricted Stock Plan, as amended on September 21, 2005, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, is hereby incorporated by reference.

10.9	Raytheon Company Deferral Plan for Directors, filed as an exhibit to the former Company’s Registration Statement on Form S-8, File No. 333-22969, is hereby incorporated by reference.

10.10	Raytheon Company Excess Savings Plan, filed as an exhibit to the Company’s Registration Statement on Form S-8, File No. 333-56117, as amended by Post-Effective Amendment No. 1, File No. 333-52536, is hereby incorporated by reference.

10.11	Raytheon Company Excess Pension Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended on December 31, 2004, is hereby incorporated by reference.

10.12	Raytheon Company Supplemental Executive Retirement Plan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.13	Raytheon Company Deferred Compensation Plan, as amended and restated effective as of January 1, 2009, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is hereby incorporated by reference.

10.14	Form of Nonqualified Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.15	Form of Incentive Stock Option Agreement under the Raytheon Company 1995 Stock Option Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.16	Form of Incentive Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.17	Form of Nonqualified Stock Option Agreement under the Raytheon Company 2001 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004, is hereby incorporated by reference.

10.18	Form of Restricted Stock Agreement under the Raytheon 2011 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.19	Form of Restricted Stock Unit Agreement under the Raytheon 2011 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.20	Form of Performance Stock Unit Award Agreement under the Raytheon 2011 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.21	Form of Restricted Stock Unit Agreement for U.K. employees under the Raytheon 2011 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.22	Form of Restricted Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2005, is hereby incorporated by reference.

10.23	Form of Stock Award Agreement under the 1997 Nonemployee Directors Restricted Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, is hereby incorporated by reference.

10.24	Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of three times base salary and bonus), filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

10.25	Form of Change in Control Severance Agreement between the Company and certain executive officers (providing for benefits in the event of a qualified termination upon a change in control of two times base salary and bonus), filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

10.26	Form of Amendment to Change in Control Severance Agreement between the Company and its executive officers, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

10.27	Summary of Executive Severance and Change in Control Guidelines, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

10.28	Letter Agreement between Raytheon Company and William H. Swanson, filed as an exhibit to the Company’s Current Report on Form 8-K filed April 24, 2003, is hereby incorporated by reference.

10.29	Employment Agreement between Raytheon Company and Keith J. Peden, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, is hereby incorporated by reference.

10.30	Amendment dated February 5, 2010 to Employee Agreement between Raytheon Company and Keith J. Peden, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

10.31	Employment Agreement between Raytheon Company and Thomas M. Culligan, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.32	Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.33	Amendment dated November 18, 2002 to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, is hereby incorporated by reference.

10.34	Amendment to Employment Agreement between Raytheon Company and Jay B. Stephens, filed as an exhibit to Raytheon’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, is hereby incorporated by reference.

10.35	Letter Agreement dated March 4, 2005 between Raytheon Company and Pamela A. Wickham, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 25, 2005, is hereby incorporated by reference.

10.36	Summary of Executive Perquisites Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, is hereby incorporated by reference.

10.37	Summary of Key Employee Permanent Domestic Relocation Policy, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

10.38	Summary of Non-Employee Director Compensation, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 1, 2005, is hereby incorporated by reference.

10.39	$2.2 Billion Five-Year Competitive Advance and Revolving Credit Facility dated as of March 24, 2005 among Raytheon Company, as the Borrower, the lenders named therein, Bank of America, N.A., as Syndication Agent, Citicorp USA, Inc. and Credit Suisse First Boston, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 29, 2005, is hereby incorporated by reference.

10.40	Guarantee Agreement, dated as of May 9, 2001, between Raytheon Company and The Bank of New York as initial Guarantee Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

10.41	Settlement Agreement between Raytheon Company, Raytheon Engineers and Constructors International, Inc. and Washington Group International, Inc. dated January 23, 2002, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, is hereby incorporated by reference.

10.42	Fifth Amended and Restated Purchase and Sale Agreement between General Aviation Receivables Corporation, Raytheon Aircraft Receivables Corporation, Raytheon Aircraft Credit Corporation, Receivables Capital Corporation and Bank of America, N.A., dated September 1, 2003, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, is hereby incorporated by reference.

10.43	Letter Agreement dated February 21, 2006 between Raytheon Company and David C. Wajsgras, filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2006, is hereby incorporated by reference.

10.44	Letter Agreement dated March 2, 2006 between Raytheon Company and Taylor W. Lawrence, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 6, 2006, is hereby incorporated by reference.

10.45	Summary of the Long-Term Performance Plan dated January 24, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.46	Form of Raytheon Company Performance Share Award Agreement under the Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.47	Summary of the Raytheon Company Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.48	Summary of the Raytheon Company Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.49	Stock Purchase Agreement by and among, Hawker Beechcraft Corporation, Greenbulb Limited, Raytheon Company, Raytheon Aircraft Holdings, Inc. and Raytheon Aircraft Services Limited dated as of December 20, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 22, 2006, is hereby incorporated by reference.

10.50	Form of Performance Share Award with respect to the Long-Term Performance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007, is hereby incorporated by reference.

10.51	Form of Indemnification Agreement between the Company and each of its directors and executive officers, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2007, is hereby incorporated by reference.

10.52	Three-Year Competitive Advance and Revolving Credit Facility by and among Raytheon Company, as the Borrower, Raytheon United Kingdom Limited, as the UK Borrower, the Lenders named therein, and the Syndication Agent, Documentation Agents and Administrative Agent named therein, dated as of November 18, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 24, 2009, is hereby incorporated by reference.

10.53	Two-Year and One-Day Competitive Advance and Revolving Credit Agreement by and among Raytheon Company, as the Borrower, the Lenders named therein, and the Syndication Agent, Documentation Agents and Administrative Agent named therein, dated as of November 17, 2010, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2010, is hereby incorporated by reference.

10.54	Form of Clawback Policy Acknowledgement, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

10.55	Separation Agreement dated August 3, 2010 between Raytheon Company and Daniel L. Smith, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

12	Statement regarding Computation of Ratio of Earnings to Fixed Charges for the year ended December 31, 2010.*

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.**

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

Dated: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ William H. Swanson William H. Swanson	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2011

/s/ David C. Wajsgras David C. Wajsgras	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2011

/s/ Michael J. Wood Michael J. Wood	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2011

/s/ Vernon E. Clark Vernon E. Clark	Director	February 23, 2011

/s/ John M. Deutch John M. Deutch	Director	February 23, 2011

/s/ Stephen J. Hadley Stephen J. Hadley	Director	February 23, 2011

/s/ Frederic M. Poses Frederic M. Poses	Director	February 23, 2011

/s/ Michael C. Ruettgers Michael C. Ruettgers	Director	February 23, 2011

/s/ Ronald L. Skates Ronald L. Skates	Director	February 23, 2011

/s/ William R. Spivey William R. Spivey	Director	February 23, 2011

/s/ Linda G. Stuntz Linda G. Stuntz	Director	February 23, 2011