Form 10-Q
period 2011-04-03
RAYTHEON CO/
filed 2011-04-28
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

Number of shares of common stock outstanding as of April 13, 2011 was 356,180,000

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance including with respect to our liquidity and capital resources, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits and the outcome of legal and administrative proceedings, claims, investigations, commitments and contingencies, as well as information regarding domestic and international defense spending and budgets. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In millions, except per share amounts)	April 3, 2011	Dec. 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$2,660	$3,638
Contracts in process, net	4,933	4,414
Inventories	422	363
Deferred taxes	287	266
Prepaid expenses and other current assets	242	141

Total current assets	8,544	8,822
Property, plant and equipment, net	1,997	2,003
Deferred taxes	130	106
Goodwill	12,435	12,045
Other assets, net	1,468	1,446

Total assets	$24,574	$24,422

LIABILITIES AND EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$2,104	$2,201
Accounts payable	1,322	1,538
Accrued employee compensation	829	901
Other accrued expenses	1,505	1,320

Total current liabilities	5,760	5,960
Accrued retiree benefits and other long-term liabilities	4,892	4,815
Deferred taxes	258	147
Long-term debt	3,611	3,610
Commitments and contingencies (Note 8)
Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 355 and 359 shares outstanding at April 3, 2011 and December 31, 2010, respectively, after deducting 141 and 136 treasury shares at April 3, 2011 and December 31, 2010, respectively.	4	4
Additional paid-in capital	11,448	11,406
Accumulated other comprehensive loss	(4,965)	(5,146)
Treasury stock, at cost	(7,195)	(6,900)
Retained earnings	10,620	10,390

Total Raytheon Company stockholders’ equity	9,912	9,754
Noncontrolling interests in subsidiaries	141	136

Total equity	10,053	9,890

Total liabilities and equity	$24,574	$24,422

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In millions, except per share amounts)	April 3, 2011	March 28, 2010
Net sales
Products	$5,048	$5,203
Services	1,014	850

Total net sales	6,062	6,053

Operating expenses
Cost of sales - products	4,065	4,062
Cost of sales - services	839	722
Administrative and selling expenses	428	408
Research and development expenses	139	152

Total operating expenses	5,471	5,344

Operating income	591	709

Interest expense	43	32
Interest income	(5)	(3)
Other (income) expense	—	(1)

Non-operating (income) expense, net	38	28

Income from continuing operations before taxes	553	681
Federal and foreign income taxes	165	220

Income from continuing operations	388	461
Income (loss) from discontinued operations, net of tax	1	(8)

Net income	389	453
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	5	8

Net income attributable to Raytheon Company	$384	$445

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.07	$1.20
Income (loss) from discontinued operations, net of tax	—	(0.02)
Net income	1.07	1.18

Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.06	$1.18
Income (loss) from discontinued operations, net of tax	—	(0.02)
Net income	1.06	1.16

Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$383	$453
Income (loss) from discontinued operations, net of tax	1	(8)

Net income	$384	$445

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Three months ended April 3, 2011 and March 28, 2010 (In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss)	Treasury stock	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2009	$4	$10,991	$(4,824)	$(5,446)	$9,102	$9,827	$112	$9,939

Net income					445	445	8	453
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation			90			90		90
Foreign exchange translation			(27)			(27)		(27)
Cash flow hedges			(5)			(5)		(5)
Other, net			(2)			(2)		(2)

Comprehensive (loss) income						501	8	509

Dividends declared					(141)	(141)		(141)
Common stock plans activity		32				32		32
Warrants exercised		163				163		163
Treasury stock activity				(266)		(266)		(266)

Balance at March 28, 2010	$4	$11,186	$(4,768)	$(5,712)	$9,406	$10,116	$120	$10,236

Balance at December 31, 2010	$4	$11,406	$(5,146)	$(6,900)	$10,390	$9,754	$136	$9,890

Net income					384	384	5	389
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation			135			135		135
Foreign exchange translation			41			41		41
Cash flow hedges			5			5		5

Comprehensive (loss) income						565	5	570

Dividends declared					(154)	(154)		(154)
Common stock plans activity		29				29		29
Warrants exercised		13				13		13
Treasury stock activity				(295)		(295)		(295)

Balance at April 3, 2011	$4	$11,448	$(4,965)	$(7,195)	$10,620	$9,912	$141	$10,053

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Cash flows from operating activities
Net income	$389	$453
(Income) loss from discontinued operations, net of tax	(1)	8

Income from continuing operations	388	461
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	106	103
Stock-based compensation	31	29
Deferred income taxes	(9)	24
Collection of financing receivables	4	16
Tax benefit from stock-based awards	—	(12)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(560)	(402)
Inventories	(50)	17
Prepaid expenses and other current assets	(96)	—
Accounts payable	(222)	(89)
Income taxes receivable / payable	186	138
Accrued employee compensation	(87)	(214)
Other accrued expenses	31	11
Pension and other, net	347	175

Net cash provided by (used in) operating activities from continuing operations	69	257
Net cash provided by (used in) operating activities from discontinued operations	(54)	2

Net cash provided by (used in) operating activities	15	259

Cash flows from investing activities
Additions to property, plant and equipment	(50)	(45)
Proceeds from sales of property, plant and equipment	—	2
Additions to capitalized internal use software	(26)	(14)
Payments for purchases of acquired companies, net of cash acquired	(500)	(12)

Net cash provided by (used in) investing activities	(576)	(69)

Cash flows from financing activities
Dividends paid	(135)	(117)
Repurchases of common stock	(312)	(300)
Proceeds from warrants exercised	13	163
Activity under common stock plans	17	23
Tax benefit from stock-based awards	—	12

Net cash provided by (used in) financing activities	(417)	(219)

Net increase (decrease) in cash and cash equivalents	(978)	(29)
Cash and cash equivalents at beginning of the year	3,638	2,642

Cash and cash equivalents at end of period	$2,660	$2,613

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1: Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements of Raytheon Company and all wholly-owned and majority-owned domestic and otherwise controlled foreign subsidiaries on the same basis as our annual audited financial statements.

In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and with the instructions to Form 10-Q in Article 10 of Securities and Exchange Commission (SEC) Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and any such differences may be material to our financial statements. In addition, we reclassified certain prior year amounts to conform with our current year presentation. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

We have evaluated subsequent events through the time of filing our Quarterly Report on Form 10-Q with the SEC.

2: Inventories

Inventories consisted of the following at:

(In millions)	April 3, 2011	Dec. 31, 2010
Materials and purchased parts	$64	$63
Work in process	336	278
Finished goods	22	22

Total	$422	$363

We capitalize costs incurred in advance of contract award or funding in inventories if we determine contract award or funding is probable. To the extent these are pre-contract costs, start-up costs have been excluded. We included capitalized pre-contract and other deferred costs of $154 million and $116 million in inventories as work in process at April 3, 2011 and December 31, 2010, respectively.

3: Accounting Standards

New pronouncements issued but not effective until after April 3, 2011 are not expected to have a material impact on our financial position, results of operations or liquidity.

4: Acquisitions

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

On January 31, 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST) for $500 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. RAST provides advanced intelligence, surveillance and reconnaissance (ISR) solutions to enhance global security. The acquisition is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets. Pro forma financial information has not been provided for this acquisition since it is not material.

We allocated the purchase price for this acquisition as follows:

(In millions)	Purchase Price Allocation
Current assets	$72
Other non-current assets	3
Property and equipment Goodwill	15 387
Intangible assets	89
Current liabilities	(29)
Other long-term liabilities	(37)

Fair value of net assets acquired	$500

In connection with this acquisition, we recorded $387 million of goodwill, all of which was allocated to the Company’s SAS segment, primarily related to expected synergies from combining operations and the value of RAST’s assembled workforce, and $89 million in intangible assets, primarily related to contractual relationships, license agreements and trade names with a weighted average life of 7 years.

In January 2010, we acquired substantially all of the assets of an Australian company, Compucat Research Pty. Ltd., at Intelligence and Information Systems (IIS) for $12 million in cash, which enhances our information security and cybersecurity capabilities. In connection with this acquisition, we recorded $4 million of goodwill and $2 million of intangible assets.

A rollforward of our goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2010	$765	$1,698	$3,432	$2,616	$2,663	$871	$12,045
Adjustment for acquisitions	—	—	—	—	387	—	387
Effect of foreign exchange rates and other	2	2	(1)	—	—	—	3

Balance at April 3, 2011	$767	$1,700	$3,431	$2,616	$3,050	$871	$12,435

5: Discontinued Operations

In pursuing our business strategies, we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At April 3, 2011 and December 31, 2010, we had $38 million and $41 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At April 3, 2011 and December 31, 2010, we had $53 million and $113 million, respectively, of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

We also have certain income tax obligations relating to these disposed businesses. In the divestiture of Flight Options LLC (Flight Options), Raytheon agreed to indemnify Flight Options in the event Flight Options was assessed and paid excise taxes. In the fourth quarter of 2010, Internal Revenue Service (IRS) appeals proceedings failed to resolve the federal excise tax dispute, and as a result, the IRS assessed Flight Options for excise taxes. As a result, in the fourth quarter of 2010 we recorded a $39 million charge, net of federal tax benefit, in discontinued operations. In the first quarter of 2011, Flight Options paid the assessment. On behalf of Flight Options, we intend to vigorously contest the matter through litigation and, if successful, we would be entitled to recover substantially all of the amounts paid.

6: Fair Value Measurements

The estimated fair value of certain financial instruments, including cash and cash equivalents, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $3,611 million and $3,610 million at April 3, 2011 and December 31, 2010, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of $3,769 million and $3,783 million at April 3, 2011 and December 31, 2010, respectively, was based on quoted market prices.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of April 3, 2011 and December 31, 2010. We did not have any transfers of assets or liabilities between Levels of the fair value hierarchy during the three months ended April 3, 2011 or the year ended December 31, 2010.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at:

(In millions)	Level 1	Level 2	Level 3	Balances at April 3, 2011
Assets
Marketable securities	$363	$—	$—	$363
Foreign currency forward contracts	48	—	—	48
Liabilities
Deferred compensation	227	—	—	227
Foreign currency forward contracts	29	—	—	29

(In millions)	Level 1	Level 2	Level 3	Balances at Dec. 31, 2010
Assets
Marketable securities	$344	$—	$—	$344
Foreign currency forward contracts	45	—	—	45
Liabilities
Deferred compensation	215	—	—	215
Foreign currency forward contracts	41	—	—	41

7: Derivative Financial Instruments

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

The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	April 3, 2011	Dec. 31, 2010	April 3, 2011	Dec. 31, 2010
Derivatives designated as hedging instruments	$31	$32	$18	$28
Derivatives not designated as hedging instruments	17	13	11	13

Total	$48	$45	$29	$41

We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Effective Portion
Gain (loss) recognized in accumulated other comprehensive loss (AOCL)	$12	$10
Gain (loss) reclassified from AOCL to net sales	—	—
Gain (loss) reclassified from AOCL to cost of sales	3	18
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in cost of sales	$—	$—

We recognized the following pretax gains related to foreign currency forward contracts not designated as cash flow hedges:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Gain recognized in cost of sales	$7	$8

There were no interest rate swaps outstanding at April 3, 2011 and December 31, 2010.

The notional amounts of outstanding foreign currency forward contracts consisted of the following at:

	April 3, 2011		Dec. 31, 2010
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$386	$300	$370	$296
Canadian Dollars	230	66	220	51
Euros	180	33	165	32
All other	82	26	85	39

Total	$878	$425	$840	$418

Buy amounts represent the U.S. Dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. Dollar equivalent of commitments to sell foreign currencies. Foreign currency forward contracts that do not involve U.S. Dollars have been converted to U.S. Dollars for disclosure purposes.

Our foreign currency forward contracts contain off-set, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At April 3, 2011 and March 28, 2010, these netting provisions effectively reduced our exposure to approximately $16 million and $26 million, respectively, which are spread across numerous highly rated counterparties.

8: Commitments and Contingencies

Environmental Matters - We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our total estimated liability for environmental remediation costs includes the use of a discount rate and considers that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates of total remediation costs - undiscounted, weighted average risk-free rate, total remediation costs - discounted and recoverable portion were as follows:

(In millions, except percentages)	April 3, 2011	Dec. 31, 2010
Total remediation costs – undiscounted	$225	$225
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs – discounted	$160	$152
Recoverable portion	113	107

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

Financing Arrangements and Other - We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2021. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at April 3, 2011 and December 31, 2010 were as follows:

(In millions)	April 3, 2011	Dec. 31, 2010
Guarantees	$258	$281
Letters of Credit	1,152	1,067
Surety Bonds	219	213

Included in guarantees and letters of credit were $111 million and $265 million, respectively, at April 3, 2011, and $134 million and $256 million, respectively, at December 31, 2010, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At April 3, 2011, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at April 3, 2011. At April 3, 2011 and December 31, 2010, we had an estimated liability of $8 million and $9 million, respectively, related to guarantees and letters of credit.

Included in letters of credit at April 3, 2011 and December 31, 2010 was approximately $80 million provided by Raytheon Systems Limited (RSL) to the UK Border Agency (UKBA) in connection with a UKBA program. On April 6, 2011, the UKBA drew approximately $80 million on the letters of credit as described below.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At April 3, 2011 and December 31, 2010, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $64 million relating to 74 aircraft and approximately $68 million relating to 77 aircraft, respectively. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions has reduced the number of potential buyers who are able to obtain financing and has negatively impacted the ability of existing customers to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon program. Loan repayments by the Brazilian Government were current at April 3, 2011.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require a cash payment, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as purchasing supplies from in-country vendors, providing financial support for in-country projects, building or leasing facilities for in-country operations and making investments in local ventures. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the original amounts in the offset agreements. Offset programs usually extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

In May 2006, international arbitration hearings commenced against us as the successor to the Hughes Electronics defense business, in connection with certain claims brought in 2004 by MBDA relating to an alleged 1995 Workshare Agreement. The asserted claims involve breach of contract, intellectual property (IP) infringement and other related matters. The arbitration panel stayed further proceedings, including the issuance of the liability decision on the non-IP claims presented during the May 2006 hearing, while the parties engaged in settlement efforts. The parties were unable to conclude an enforceable settlement, and in August 2009, the panel released its liability decision, rejecting some of MBDA’s non-IP claims, while finding Raytheon liable for some other non-IP claims. We did not record any significant additional financial liability as a result of our estimate of the impact of the decision. The proceedings will now resume to determine liability for the asserted IP claims and to assess overall damages, if any. At this point, we are unable to estimate a range of potential loss, if any, because the IP claims are vague, discovery is in process, and any potential damages involve complex technical matters subject to interpretation by the arbitration panel. We believe that we have meritorious defenses to the asserted IP claims and intend to continue to contest them vigorously; however, an adverse resolution of this matter could have a material effect on our financial position, results of operations or liquidity.

On July 22, 2010, RSL was notified by the UKBA that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately $500 million for damages and clawback of previous payments, plus interest and arbitration costs. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. RSL will submit substantial claims against the UKBA for damages in the second quarter of 2011. RSL intends to pursue vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and will mount a strong defense to the UKBA’s alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL’s exit obligations to operate the previously delivered capability would end in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.

At RSL’s request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA’s right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL’s right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.

As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown, which is included in IIS’ operating expenses in the first quarter of 2011. We had approximately $70 million of receivables and other assets remaining under the program for technology and services delivered as of April 3, 2011, which we believe are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

Product Warranty – We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to our product warranty accruals was as follows:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Balance at beginning of period	$43	$39
Provisions for warranties	2	1
Warranty services provided	(3)	(3)

Balance at end of period	$42	$37

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

9: Stockholders’ Equity

Repurchases of our common stock under our share repurchase programs were as follows:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Amount of stock repurchased	$312	$300
Shares of stock repurchased	6.1	5.5

In March 2010, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At April 3, 2011, we had approximately $1.1 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

In March 2011, our Board of Directors authorized a 15% increase to our annual dividend payout rate from $1.50 to $1.72 per share. Our Board of Directors also declared a dividend of $0.43 per share during the three months ended April 3, 2011, compared to a dividend of $0.375 per share during the three months ended March 28, 2010. Dividends are subject to quarterly approval by our Board of Directors.

The changes in shares of our common stock outstanding for the three months ended April 3, 2011 were as follows:

(In millions)	Shares
Balance at December 31, 2010	359.4
Warrants exercised	0.4
Stock plan activity	1.1
Treasury stock activity	(6.3)

Balance at April 3, 2011	354.6

Earnings Per Share (EPS)

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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended
	April 3, 2011	March 28, 2010
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.43	$0.38
Undistributed earnings	0.64	0.82

Total	$1.07	$1.20

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.43	$0.37
Undistributed earnings	0.63	0.81

Total	$1.06	$1.18

Basic EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was income of less than $0.01 and a loss of $0.02 for the three months ended April 3, 2011 and March 28, 2010, respectively. Diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was income of less than $0.01 and a loss of $0.02 for the three months ended April 3, 2011 and March 28, 2010, respectively.

The amount of income from continuing operations attributable to participating securities was $6 million and $7 million for the three months ended April 3, 2011 and March 28, 2010, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was income of less than $1 million and a loss of less than $1 million for the three months ended April 3, 2011 and March 28, 2010, respectively. The amount of net income attributable to participating securities was $6 million and $7 million for the three months ended April 3, 2011 and March 28, 2010, respectively.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Shares for basic EPS (including 5.5 and 5.8 participating securities for the three months ended April 3, 2011 and March 28, 2010, respectively.)	357.4	377.6
Dilutive effect of stock options and LTPP	2.0	3.2
Dilutive effect of warrants	1.4	3.6

Shares for diluted EPS	360.8	384.4

There were no stock options with exercise prices greater than the average market price that were excluded from our calculations of EPS at April 3, 2011 and March 28, 2010. The following stock options with exercise prices less than the average market price, included in our calculations of EPS were as follows:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Stock options included in calculations of EPS	5.7	7.3

Warrants to purchase 5.0 million and 7.7 million shares of our common stock that expire in June 2011, with an exercise price of $37.50 per share, were outstanding and included in our calculations of diluted EPS at April 3, 2011 and March 28, 2010, respectively.

Stock-based compensation plans

Restricted stock activity for the three months ended April 3, 2011 was as follows:

(In millions)	Shares
Outstanding at December 31, 2010	5.4
Forfeited	(0.1)

Outstanding at April 3, 2011	5.3

During the three months ended April 3, 2011 and March 28, 2010, we issued 0.5 million and 0.8 million shares, respectively, of our common stock in connection with the vesting of our 2008-2010 and 2007-2009 Long-Term Performance Plan (LTPP) awards through treasury shares. During the same periods, we also granted our 2011-2013 and 2010-2012 LTPP awards with an aggregate target award of 0.5 million and 0.4 million units, respectively.

The performance goals for the 2011-2013 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital, weighted at 50%; total shareholder return relative to a peer group, weighted at 25%; and cumulative free cash flow, weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers.

10: Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We also provide certain health care and life insurance benefits to retired employees through other postretirement benefit plans.

The components of net periodic pension expense were as follows:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Service cost	$123	$109
Interest cost	266	262
Expected return on plan assets	(319)	(305)
Amortization of prior service cost	4	3
Recognized net actuarial loss	199	145

Net periodic pension expense	$273	$214

Our net periodic pension expense included expense from foreign benefit plans of $4 million and $5 million in the three months ended April 3, 2011 and March 28, 2010, respectively.

The components of net periodic cost (income) related to our other postretirement benefit plans were as follows:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Service cost	$2	$3
Interest cost	10	12
Expected return on plan assets	(8)	(7)
Amortization of transition asset	1	1
Amortization of prior service cost	(2)	(11)
Recognized net actuarial loss	1	1

Net periodic cost (income)	$4	$(1)

Long-term pension and other postretirement benefit plan liabilities were $4,188 million and $340 million, respectively, at April 3, 2011, and $4,093 million and $339 million, respectively, at December 31, 2010.

We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under ERISA rules and are affected by the actual return on plan assets and plan funded status. Effective January 1, 2011, we are subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. We made required contributions of $20 million and $23 million during the three months ended April 3, 2011 and March 28, 2010, respectively, to our pension and other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the three months ended April 3, 2011 and March 28, 2010, however, we periodically evaluate whether to make discretionary contributions.

11: Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Internal Revenue Service (IRS) examinations of our tax returns have been completed through 2005 and the IRS is currently examining the 2006-2008 tax years. We expect the IRS to complete the current examination in the three months ended July 3, 2011 and also open new examinations for some or all subsequent periods. Additionally, we are under audit by multiple state and foreign tax authorities.

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

There were no significant changes in the balance of our unrecognized tax benefits during the first quarters of 2011 or 2010. The balance of our unrecognized tax benefits, exclusive of interest, was $195 million at April 3, 2011 and $188 million at December 31, 2010. If recognized, the majority of our unrecognized tax benefits will affect our earnings. In the ordinary course of business, we may take new positions that could increase or decrease our unrecognized tax benefits in future periods.

12: Business Segment Reporting

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

We had presented the difference between our pension expense or income under Financial Accounting Standards (FAS) in accordance with GAAP and our pension expense under U.S. Government cost accounting standards (CAS), the FAS/CAS Pension Adjustment, as a separate line in our segment results. As previously reported in the Company’s 2010 Annual Report on Form 10-K, beginning in 2011, in order to more clearly show each business’ underlying operational performance, we began treating for management reporting purposes the difference between our postretirement benefits (PRB) expense or income under FAS and our PRB expense under CAS, the FAS/CAS PRB Adjustment, consistent with the FAS/CAS Pension Adjustment, as more fully described below. Accordingly, we changed our segment presentation to exclude from each business the amounts related to the FAS/CAS PRB Adjustment, and present the FAS/CAS Adjustment, which represents the combination of the FAS/CAS Pension Adjustment and FAS/CAS PRB Adjustment, as a separate line in our segment results. Prior period segment results were revised to reflect this change.

Revised segment operating income for the fiscal quarters and year ended 2010 were as follows:

	Three Months Ended				Year Ended
(In millions)	March 28, 2010	June 27, 2010	Sept. 26, 2010	Dec. 31, 2010	Dec. 31, 2010
Integrated Defense Systems	$208	$218	$206	$238	$870
Intelligence and Information Systems	48	(330)	58	67	(157)
Missile Systems	157	162	161	170	650
Network Centric Systems	163	164	169	196	692
Space and Airborne Systems	156	169	188	163	676
Technical Services	67	71	77	82	297
FAS/CAS Adjustment	(42)	(44)	(52)	(49)	(187)
Corporate and Eliminations	(48)	(65)	(58)	(63)	(234)

Total	$709	$345	$749	$804	$2,607

Segment financial results were as follows:

	Three Months Ended
Total Net Sales (In millions)	April 3, 2011	March 28, 2010
Integrated Defense Systems	$1,219	$1,336
Intelligence and Information Systems	750	730
Missile Systems	1,329	1,361
Network Centric Systems	1,121	1,176
Space and Airborne Systems	1,265	1,095
Technical Services	799	801
Corporate and Eliminations	(421)	(446)

Total	$6,062	$6,053

	Three Months Ended
Intersegment Sales (In millions)	April 3, 2011	March 28, 2010
Integrated Defense Systems	$17	$24
Intelligence and Information Systems	3	5
Missile Systems	15	17
Network Centric Systems	124	107
Space and Airborne Systems	121	133
Technical Services	151	162

Total	$431	$448

	Three Months Ended
Operating Income (In millions)	April 3, 2011	March 28, 2010
Integrated Defense Systems	$193	$208
Intelligence and Information Systems	(28)	48
Missile Systems	155	157
Network Centric Systems	160	163
Space and Airborne Systems	156	156
Technical Services	81	67
FAS/CAS Adjustment	(89)	(42)
Corporate and Eliminations	(37)	(48)

Total	$591	$709

As described above, the FAS/CAS Pension Adjustment and FAS/CAS PRB Adjustment represent the difference between our pension and PRB expense or income under FAS and our pension and PRB expense under CAS, respectively. GAAP outlines the methodology used to determine pension and PRB expense or income for financial reporting purposes, which is not necessarily indicative of the funding requirements for pension plans that we determine by other factors. CAS prescribes the allocation to and recovery of pension and PRB costs on U.S. Government contracts. The results of each segment only include pension and PRB expense as determined under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended
(in millions)	April 3, 2011	March 28, 2010
FAS/CAS Pension Adjustment	$(90)	$(53)
FAS/CAS PRB Adjustment	1	11

FAS/CAS Adjustment	$(89)	$(42)

The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Intersegment profit eliminations	$(38)	$(39)
Corporate	1	(9)

Total	$(37)	$(48)

	Three Months Ended
Intersegment Operating Income (In millions)	April 3, 2011	March 28, 2010
Integrated Defense Systems	$1	$2
Intelligence and Information Systems	—	—
Missile Systems	2	3
Network Centric Systems	12	8
Space and Airborne Systems	12	11
Technical Services	11	15

Total	$38	$39

Identifiable Assets (In millions)	April 3, 2011	Dec. 31, 2010
Integrated Defense Systems	$1,862	$1,849
Intelligence and Information Systems	2,405	2,374
Missile Systems	5,076	4,921
Network Centric Systems	4,371	4,409
Space and Airborne Systems	4,851	4,232
Technical Services	1,543	1,376
Corporate	4,466	5,261

Total	$24,574	$24,422

With respect to the unaudited consolidated financial information of Raytheon Company for the three months ended April 3, 2011 and March 28, 2010, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated April 28, 2011, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of April 3, 2011, and the related consolidated statements of operations, cashflows, and equity for the three month periods ended April 3, 2011 and March 28, 2010. This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

April 28, 2011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop technologically advanced, integrated products, services and solutions in four core defense markets: sensing; effects; command, control, communications and intelligence (C3I) and mission support, as well as the cybersecurity and homeland security markets. We serve both domestic and international customers, as both a prime and subcontractor on a broad portfolio of defense and related programs for government customers.

We operate in six segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 and our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Consolidated Results of Operations

As described in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may cause the number of work days in the current and comparable prior interim period to differ and could affect period-to-period comparisons. For example, there were 64 workdays in the first quarter of 2011 compared to 60 workdays in the first quarter of 2010, an increase of approximately 7%. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.

As described in Note 1: “Basis of Presentation” within Item 1 of this Form 10-Q, we prepared the accompanying unaudited consolidated financial statements of Raytheon Company on the same basis as our annual audited consolidated financial statements.

Selected consolidated results were as follows:

	Three Months Ended		% of Total Net Sales Three Months Ended
(In millions, except percentages and per share data)	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Net sales
Products	$5,048	$5,203	83.3%	86.0%
Services	1,014	850	16.7%	14.0%
Total net sales	6,062	6,053	100.0%	100.0%
Operating expenses
Cost of Sales
Cost of sales-products	4,065	4,062	67.1%	67.1%
Cost of sales-services	839	722	13.8%	11.9%
Total Cost of Sales	4,904	4,784	80.9%	79.0%
Administrative and selling expenses	428	408	7.1%	6.7%
Research and development expenses	139	152	2.3%	2.5%
Total operating expenses	5,471	5,344	90.3%	88.3%
Operating income	591	709	9.7%	11.7%
Non-operating (income) expense
Interest expense	43	32	0.7%	0.5%
Interest income	(5)	(3)	-0.1%	—%
Other (income) expense	—	(1)	—%	—%
Non-operating (income) expense, net	38	28	0.6%	0.5%
Federal and foreign income taxes	165	220	2.7%	3.6%
Income from continuing operations	388	461	6.4%	7.6%
Income (loss) from discontinued operations, net of tax	1	(8)	—%	-0.1%
Net income	389	453	6.4%	7.5%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	5	8	0.1%	0.1%
Net income attributable to Raytheon Company	$384	$445	6.3%	7.4%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$1.06	$1.18
Diluted earnings per share attributable to Raytheon Company common stockholders	1.06	1.16

Total Net Sales

Total net sales in the first quarter of 2011 remained relatively consistent with the first quarter of 2010. Included in total net sales were higher external net sales of $182 million at SAS, offset by lower external net sales of $110 million at IDS and $72 million at NCS. The increase in external net sales at SAS was primarily due to higher volume, approximately half of which was due to increased work on certain classified business awarded in 2009 and approximately half of which was from Raytheon Applied Signal Technology (RAST) programs, and higher net sales from higher volume, as planned, as production work increased on an international airborne tactical radar program awarded in the first quarter of 2010. The decrease in external net sales at IDS was primarily due to lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy’s extension of the program schedule. The decrease in external net sales at NCS was primarily due to lower net sales on a U.S. Army sensor program due to a planned decline in production. The decrease in product net sales of $155 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to lower external product net sales of $108 million at IDS, $97 million at NCS and $61 million at IIS, partially offset by higher net external product sales of $156 million at SAS. The increase in service net sales of $164 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to higher external service net sales of $83 million at IIS, $29 million at TS, $27 million at SAS and $25 million at NCS.

Sales to the U.S. Department of Defense (DoD) were 83% and 86% of total net sales in the first quarters of 2011 and 2010, respectively. Sales to the U.S. Government were 87% and 89% of total net sales in the first quarters of 2011 and 2010, respectively. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $756 million and $794 million in the first quarters of 2011 and 2010, respectively. Total international sales, including foreign military sales, were $1,488 million or 24.5% of total net sales in the first quarter of 2011 compared to $1,386 million or 22.9% of total net sales in the first quarter of 2010.

Cost of Sales

The increase in cost of sales of $120 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the adjustment related to the drawdown by the UK Border Agency (UKBA) from the previously disclosed letters of credit provided by Raytheon Systems Limited (RSL), which had an impact of $80 million (UKBA LOC Adjustment), and higher expense of $47 million related to the FAS/CAS Adjustment described below. The UKBA LOC Adjustment is further described in Commitments and Contingencies on page 36.

Administrative and Selling Expenses

Administrative and selling expenses in the first quarter of 2011 remained relatively consistent as a percentage of net sales compared to the first quarter of 2010. Included in administrative and selling expenses for the first quarter of 2011 was $13 million of costs related to the acquisition of Applied Signal Technology, Inc.

Research and Development Expenses

Research and development expenses in the first quarter of 2011 remained relatively consistent as a percentage of net sales compared to the first quarter of 2010.

Total Operating Expenses

The increase in total operating expenses of $127 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the UKBA LOC Adjustment, as described in Commitments and Contingencies on page 36, which had an impact of $80 million, and higher expense of $47 million related to the FAS/CAS Adjustment described below.

Operating Income

The decrease in operating income of $118 million in the first quarter of 2011 compared with the first quarter of 2010 was primarily due to the UKBA LOC Adjustment, as described in Commitments and Contingencies on page 36, which had an impact of $80 million, and higher expense of $47 million related to the FAS/CAS Adjustment described below. Included in operating income for the first quarter of 2011 was $13 million of costs related to the acquisition of Applied Signal Technology, Inc.

Non-Operating Expense, Net

The increase in non-operating expense, net of $10 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to $11 million of higher interest expense, principally due to the issuance of $2.0 billion fixed rate long-term debt in the fourth quarter of 2010.

Federal and Foreign Income Taxes

Our effective tax rate in the first quarter of 2011 was 29.8% compared to 32.3% in the first quarter of 2010. The decrease in the effective tax rate for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the reinstatement in December 2010 of the U.S. research and development tax credit under the Tax Relief, Unemployment Insurance Reauthorization, Job Creation Act of 2010, and an interest recalculation refund claim filed in the first quarter of 2011. The research and development tax credit and the interest refund claim each reduced the tax rate by approximately 1% in the first quarter of 2011 compared to the first quarter of 2010. Our effective tax rate in the first quarter of 2011 differed from the statutory federal tax rate primarily due to manufacturing deductions, which had an impact of approximately 2%, research and development credits, which had an impact of approximately 1%, and the interest refund claim, which also had an impact of approximately 1% . Our effective tax rate in the first quarter of 2010 differed from the statutory federal rate primarily due to manufacturing deductions, which had an impact of approximately 2%.

Diluted Earnings per Share from Continuing Operations Attributable to Raytheon Company Common Stockholders

The decrease in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders of $0.12 in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the UKBA LOC Adjustment, as described in Commitments and Contingencies on page 36, which had an impact of $0.16 and the FAS/CAS Adjustment, which had an impact of $0.09, partially offset by a decrease in average diluted shares outstanding, which had an impact of $0.08. The decrease in average dilutive shares outstanding was primarily due to the repurchase of 29.6 million shares in the twelve months ended April 3, 2011.

Diluted Earnings per Share Attributable to Raytheon Company Common Stockholders

The decrease in diluted earnings per share attributable to Raytheon Company common stockholders of $0.10 in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the decrease in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders described above.

Adjusted EPS

Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the earnings per share impact of the FAS/CAS Adjustment tax effected at the federal statutory rate of 35% and from time to time, certain other items. In addition to the FAS/CAS Adjustment, first quarter 2011 Adjusted EPS also excludes the earnings per share impact of the UKBA LOC Adjustment tax effected at the blended global tax rate of approximately 30%, as described in Commitments and Contingencies on page 36. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting the Company’s financial performance and believes that it provides additional insights into the Company’s underlying business performance. We also believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and postretirement benefit costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to, and not a substitute for, financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding. Adjusted EPS was as follows:

	Three Months Ended
	April 3, 2011	March 28, 2010
Diluted EPS from continuing operations attributable to Raytheon Company common shareholders	$1.06	$1.18
Earnings per share impact of the FAS/CAS Adjustment	0.16	0.07
Earnings per share impact of the UKBA LOC Adjustment	0.16	—

Adjusted EPS	$1.38	$1.25

Segment Results

We report our results in the following segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). The following provides some context for viewing our segment performance through the eyes of management.

Given the nature of our business, bookings, net sales and operating income (including operating margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, and often these measures have significant interrelated effects, as described below. In addition, we disclose and discuss backlog, which represents future sales that we expect to recognize over the contract period, which is generally the next several years.

We had presented the difference between our pension expense or income under Financial Accounting Standards (FAS) in accordance with GAAP and our pension expense under U.S. Government cost accounting standards (CAS), the FAS/CAS Pension Adjustment, as a separate line in our segment results. As previously reported in the Company’s 2010 Annual Report on Form 10-K, beginning in 2011, in order to more clearly show each business’ underlying operational performance, we began treating for management reporting purposes the difference between our postretirement benefits (PRB) expense or income under FAS and our PRB expense under CAS, the FAS/CAS PRB Adjustment, consistent with the FAS/CAS Pension Adjustment. Accordingly, we changed our segment presentation to exclude from each business the amounts related to the FAS/CAS PRB Adjustment, and present the FAS/CAS Adjustment, which represents the combination of the FAS/CAS Pension Adjustment and FAS/CAS PRB Adjustment, as a separate line in our segment results. The results of each segment only include pension and PRB expense as determined under CAS that we generally recover through the pricing of our products and services to the U.S. Government. The FAS/CAS Adjustment was $89 million of expense in the first quarter of 2011 compared to $42 million of expense in the first quarter of 2010. Prior period segment results were revised to reflect this change.

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

Total Net Sales and Total Operating Expenses: We generally express changes in net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying amounts of total operating expenses, which are comprised of cost of sales, administrative and selling expenses and research and development expenses, incurred on individual contracts (i.e., from performance against contractual commitments on our bookings related to engineering, production or service activity). Therefore, we discuss volume changes attributable principally to individual programs unless there is a discrete event (e.g., a major contract termination, natural disaster or major labor strike, etc.), or some other unusual item that has a material effect on changes in a segment’s volume for a reported period. Due to the nature of our contracts, the amount of costs incurred and related revenues will naturally fluctuate over the lives of the contracts. As a result, in any reporting period, the changes in volume on numerous contracts are likely to be due to normal fluctuations in our production activity or service levels.

Operating Income (and the related operating margin percentage): We generally express changes in segment operating income in terms of volume, changes in program performance or changes in contract mix. Changes in volume described in net sales typically drive corresponding changes in our operating income based on the profit rate for a particular contract. Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion that reflect improved or deteriorated operating performance or award fee rates. Changes in contract mix refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes. Because each segment has thousands of contracts, in any reporting period, changes in operating income and margin are likely to be due to normal changes in volume, program performance and mix on many contracts with no single change or series of related changes materially driving a segment’s change in operating income or operating margin percentage.

Backlog: We disclose period ending backlog for each segment. Backlog represents the dollar value of contracts awarded for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. Therefore, we discuss changes in backlog, including any significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portions of our contracts.

Segment financial results were as follows:

	Three Months Ended
Total Net Sales (In millions)	April 3, 2011	March 28, 2010
Integrated Defense Systems	$1,219	$1,336
Intelligence and Information Systems	750	730
Missile Systems	1,329	1,361
Network Centric Systems	1,121	1,176
Space and Airborne Systems	1,265	1,095
Technical Services	799	801
Corporate and Eliminations	(421)	(446)

Total	$6,062	$6,053

	Three Months Ended
Operating Income (In millions)	April 3, 2011	March 28, 2010
Integrated Defense Systems	$193	$208
Intelligence and Information Systems	(28)	48
Missile Systems	155	157
Network Centric Systems	160	163
Space and Airborne Systems	156	156
Technical Services	81	67
FAS/CAS Adjustment	(89)	(42)
Corporate and Eliminations	(37)	(48)

Total	$591	$709

	Three Months Ended
Bookings (In millions)	April 3, 2011	March 28, 2010
Integrated Defense Systems	$636	$735
Intelligence and Information Systems	828	1,721
Missile Systems	894	1,718
Network Centric Systems	860	964
Space and Airborne Systems	1,350	810
Technical Services	535	578

Total	$5,103	$6,526

Included in bookings were international bookings of $1,438 million and $853 million in the first quarters of 2011 and 2010, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 28% and 13% of total bookings in the first quarters of 2011 and 2010, respectively. Classified bookings amounted to 11% and 20% of total bookings in the first quarters of 2011 and 2010, respectively.

We record bookings for not-to-exceed contract awards based on reasonable estimates of expected contract definitization, which will generally not be less than 75% of the awards. We subsequently adjust bookings to reflect the actual amounts definitized, or, if prior to definitization, when facts and circumstances indicate our previous estimates are no longer reasonable. The timing of awards that may cover multiple fiscal years influences bookings in each year. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (i.e., indefinite delivery/indefinite quantity (IDIQ) type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs and the impact is determinable.

	Funded Backlog		Total Backlog
(In millions)	April 3, 2011	Dec. 31, 2010	April 3, 2011	Dec. 31, 2010
Integrated Defense Systems	$6,259	$6,433	$7,993	$8,473
Intelligence and Information Systems	789	725	4,389	4,319
Missile Systems	5,964	6,385	7,717	8,212
Network Centric Systems	3,650	3,740	4,729	4,912
Space and Airborne Systems	3,332	3,266	6,322	5,981
Technical Services	1,749	2,083	2,555	2,654

Total	$21,743	$22,632	$33,705	$34,551

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

Integrated Defense Systems

	Three Months Ended
(In millions, except percentages)	April 3, 2011	March 28, 2010	% Change
Total Net Sales	$1,219	$1,336	-8.8%
Total Operating Expenses	1,026	1,128	-9.0%
Operating Income	193	208	-7.2%
Operating Margin	15.8%	15.6%
Bookings	$636	$735	-13.5%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $117 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to $103 million of lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy’s extension of the program schedule. The decrease in operating expenses of $102 million in the first quarter of 2011 compared to the first quarter of 2010 was driven primarily by the activity in the program described above.

Operating Income and Margin. The decrease in operating income of $15 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to decreased volume, which had an $11 million impact on operating income. Operating margin in the first quarter of 2011 remained relatively consistent with the first quarter of 2010.

Backlog and Bookings. Backlog was $7,993 million at April 3, 2011 compared to $8,473 million at December 31, 2010. The decrease in backlog of $480 million or 5.7% at April 3, 2011 compared to December 31, 2010 was primarily due to sales in excess of bookings in the first quarter of 2011, principally within our Patriot product line and our U.S. Navy combat systems program. The decrease in bookings of $99 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to bookings on the Zumwalt-class destroyer program in the first quarter of 2010 described below. In the first quarter of 2011, IDS booked $131 million to provide engineering services support for a Patriot air and missile defense program for U.S. and international customers. IDS also booked $107 million for development on the competitively awarded Space Fence program for the U.S. Air Force. In the first quarter of 2010, IDS booked $162 million to provide engineering services support for a Patriot air and missile defense program for U.S. and international customers. Also in the first quarter of 2010, IDS booked $131 million on the Zumwalt-class destroyer program for the U.S. Navy, which included initial funding for the third ship.

Intelligence and Information Systems

	Three Months Ended
(In millions, except percentages)	April 3, 2011	March 28, 2010	% Change
Total Net Sales	$750	$730	2.7%
Total Operating Expenses	778	682	14.1%
Operating Income	(28)	48	-158.3%
Operating Margin	-3.7%	6.6%
Bookings	$828	$1,721	-51.9%

Total Net Sales and Total Operating Expenses. The increase in net sales of $20 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to $48 million of higher net sales on Global Positioning System Advanced Control Segment (GPS-OCX), a GPS command, control and mission capabilities program awarded in the first quarter of 2010, as a result of scheduled design and build efforts. The remaining change in net sales was spread across numerous programs, with no individual or common significant driver. The increase in operating expenses of $96 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the $80 million UKBA LOC Adjustment, as described in Commitments and Contingencies on page 36.

Operating Income and Margin. The decrease in operating income of $76 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the UKBA LOC Adjustment, which had an $80 million impact on operating income, as described in Commitments and Contingencies on page 36. The decrease in operating margin in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the UKBA LOC Adjustment. IIS operating income was reduced by approximately $5 million in the first quarters of 2011 and 2010 by certain cybersecurity-related acquisition costs and investments.

Backlog and Bookings. Backlog was $4,389 million at April 3, 2011 compared to $4,319 million at December 31, 2010. The decrease in bookings of $893 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the bookings on GPS-OCX in the first quarter of 2010 described below. In the first quarter of 2011, IIS booked $347 million on the Joint Polar Satellite System (JPSS) program for the National Aeronautics and Space Administration (NASA) as well as $326 million on a number of classified contracts. In the first quarter of 2010, IIS booked $886 million on a contract to develop the next-generation GPS-OCX for the U.S. Air Force and $624 million on a number of classified contracts, including $340 million on a major classified program.

Missile Systems

	Three Months Ended
(In millions, except percentages)	April 3, 2011	March 28, 2010	% Change
Total Net Sales	$1,329	$1,361	-2.4%
Total Operating Expenses	1,174	1,204	-2.5%
Operating Income	155	157	-1.3%
Operating Margin	11.7%	11.5%
Bookings	$894	$1,718	-48.0%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $32 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to $44 million of lower net sales on the Standard Missile-2 (SM-2) program, principally from lower volume driven by scheduled lower production build rates. The decrease in operating expenses of $30 million in the first quarter of 2011 compared to the first quarter of 2010 was driven primarily by the activity in the program described above.

Operating Income and Margin. Operating income and margin in the first quarter of 2011 remained relatively consistent with the first quarter of 2010.

Backlog and Bookings. Backlog was $7,717 million at April 3, 2011 compared to $8,212 million at December 31, 2010. The decrease in backlog of $495 million or 6.0% was primarily due to lower bookings in the first quarter of 2011. The decrease in bookings of $824 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the changes in bookings described below. In the first quarter of 2011, MS booked $375 million for the development and production of Standard Missile-3 (SM-3) for the Missile Defense Agency. MS also booked $177 million for the production of Excalibur for the U.S. Army and an international customer. In the first quarter of 2010, MS booked $535 million on a classified program, $212 million for the development of SM-3 and $111 million for development work on the Exoatmospheric Kill Vehicle (EKV) program for the Missile Defense Agency. In addition, MS also booked $207 million for the production of SM-2 for an international customer and the U.S. Navy, $203 million for the production of Tomahawk missiles for the U.S. Navy, $102 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy and $95 million for the production of Tube Launched, Optically Tracked, Wireless missiles for international customers and the U.S. Army.

Network Centric Systems

	Three Months Ended
(In millions, except percentages)	April 3, 2011	March 28, 2010	% Change
Total Net Sales	$1,121	$1,176	-4.7%
Total Operating Expenses	961	1,013	-5.1%
Operating Income	160	163	-1.8%
Operating Margin	14.3%	13.9%
Bookings	$860	$964	-10.8%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $55 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to $41 million of lower net sales on a U.S. Army sensor program due to a planned decline in production. The decrease in operating expenses of $52 million in the first quarter of 2011 compared to the first quarter of 2010 was driven primarily by the activity in the program described above.

Operating Income and Margin. Operating income and margin in the first quarter of 2011 remained relatively consistent with the first quarter of 2010.

Backlog and Bookings. Backlog was $4,729 million at April 3, 2011 compared to $4,912 million at December 31, 2010. The decrease in bookings of $104 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to a 2010 award of $138 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) program for the U.S. Army.

Space and Airborne Systems

	Three Months Ended
(In millions, except percentages)	April 3, 2011	March 28, 2010	% Change
Total Net Sales	$1,265	$1,095	15.5%
Total Operating Expenses	1,109	939	18.1%
Operating Income	156	156	—%
Operating Margin	12.3%	14.2%
Bookings	$1,350	$810	66.7%

Total Net Sales and Total Operating Expenses. The increase in net sales of $170 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to $77 million of higher net sales from higher volume, approximately half of which was due to increased work on certain classified business awarded in 2009 and approximately half of which was from RAST programs and $44 million of higher net sales from higher volume, as planned, as production work increased on an international airborne tactical radar program awarded in the first quarter of 2010. The increase in operating expenses of $170 million in the first quarter of 2011 compared to the first quarter of 2010 was driven primarily by the activity described above.

Operating Income and Margin. Operating income in the first quarter of 2011 remained consistent with the first quarter of 2010. Included in operating income for the first quarter of 2011 was a $20 million impact from increased volume offset by $13 million of acquisition-related costs for RAST and $9 million of program performance, principally due to higher profit adjustments in 2010 from productivity initiatives and other cost reduction efforts. The decrease in operating margin in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to acquisition costs and program performance described above.

Backlog and Bookings. Backlog was $6,322 million at April 3, 2011 compared to $5,981 million at December 31, 2010. The increase in bookings of $540 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to a $782 million international program award in the first quarter of 2011. Also in the first quarter of 2011, SAS booked $150 million on a number of classified programs. In the first quarter of 2010, SAS booked $90 million for the production of Advanced Countermeasures Electronic System (ACES) for an international customer.

Technical Services

	Three Months Ended
(In millions, except percentages)	April 3, 2011	March 28, 2010	% Change
Total Net Sales	$799	$801	-0.2%
Total Operating Expenses	718	734	-2.2%
Operating Income	81	67	20.9%
Operating Margin	10.1%	8.4%
Bookings	$535	$578	-7.4%

Total Net Sales and Total Operating Expenses. Net sales and operating expenses in the first quarter of 2011 remained relatively consistent with the first quarter of 2010.

Operating Income and Margin. The increase in operating income of $14 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to improved program performance, which had a $11 million impact on operating income. The improved program performance was primarily driven by cost efficiencies associated with various training programs, which had a $4 million impact on operating income, the majority of which was on programs nearing completion, and improvements driven by a contract modification and a contract extension, which had a $4 million impact on operating income. Also included in operating income in the first quarter of 2011 was a $2 million favorable impact related to a legal settlement. The increase in operating margin in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the improved program performance described above.

Backlog and Bookings. Backlog was $2,555 million at April 3, 2011 compared to $2,654 million at December 31, 2010. The decrease in backlog of $99 million was primarily due to lower bookings in the first quarter of 2011 as described below. The decrease in bookings of $43 million in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to changes in the bookings described below. In the first quarter of 2011, TS booked $87 million on domestic training programs and $63 million on foreign training programs in support of the Warfighter FOCUS activities and $150 million to provide operational and logistics support to the National Science Foundation (NSF) Office of Polar Programs. In the first quarter of 2010, TS booked $155 million on domestic training programs and $25 million on foreign training programs in support of the Warfighter FOCUS activities. Also in the first quarter of 2010, TS booked $88 million on the Security Equipment Integration Services contract for the Transportation Security Administration and $78 million to provide operational and logistics support to the NSF Office of Polar Programs.

FAS/CAS Adjustment

The FAS/CAS Adjustment represents the difference between our pension and postretirement benefit expense or income under FAS in accordance with GAAP and our pension and postretirement benefit expense under CAS. The results of each segment only include pension and postretirement benefit expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of the FAS/CAS Adjustment were as follows:

(In millions)	April 3, 2011	March 28, 2010
FAS/CAS Pension Adjustment	$(90)	$(53)
FAS/CAS PRB Adjustment	1	11

FAS/CAS Adjustment	$(89)	$(42)

The components of the FAS/CAS Pension Adjustment were as follows:

(In millions)	April 3, 2011	March 28, 2010
FAS expense	$(273)	$(214)
CAS expense	183	161

FAS/CAS Pension Adjustment	$(90)	$(53)

Of the $37 million increase in our FAS/CAS Pension Adjustment, approximately $35 million was driven by the amortization differences between FAS and CAS, of the net unrecognized liability, which was principally attributable to the negative 2008 asset returns. A key driver of the difference between FAS and CAS pension expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differs from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 11 years, and are amortized under CAS over a 15-year period. In accordance with both FAS and CAS, a “market-related value” of our pension plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect the recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

Our FAS/CAS PRB Adjustment was $1 million of income in the first quarter of 2011 versus $11 million of income in the first quarter of 2010. The decrease of $10 million was primarily due to the expiration of historical amortization under FAS of previous benefit modifications.

Corporate and Eliminations

Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio.

The components of net sales related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Intersegment sales eliminations	$(431)	$(448)
Corporate	10	2

Total	$(421)	$(446)

The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Intersegment profit eliminations	$(38)	$(39)
Corporate	1	(9)

Total	$(37)	$(48)

Discontinued Operations

In pursuing our business strategies, we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At April 3, 2011 and December 31, 2010, we had $38 million and $41 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At April 3, 2011 and December 31, 2010, we had $53 million and $113 million, respectively, of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

We also have certain income tax obligations relating to these disposed businesses. In the divestiture of Flight Options LLC (Flight Options), Raytheon agreed to indemnify Flight Options in the event Flight Options was assessed and paid excise taxes. In the fourth quarter of 2010, Internal Revenue Service (IRS) appeals proceedings failed to resolve the federal excise tax dispute, and as a result, the IRS assessed Flight Options for excise taxes. As a result, in the fourth quarter of 2010 we recorded a $39 million charge, net of federal tax benefit, in discontinued operations. In the first quarter of 2011, Flight Options paid the assessment. On behalf of Flight Options, we intend to vigorously contest the matter through litigation and, if successful, we would be entitled to recover substantially all of the amounts paid.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at April 3, 2011 and December 31, 2010:

(In millions)	April 3, 2011	Dec. 31, 2010
Cash and cash equivalents	$2,660	$3,638
Working capital	2,784	2,862
Amount available under credit facilities	1,497	1,497

The decrease of $978 million in cash and cash equivalents at April 3, 2011 compared to December 31, 2010 was primarily due to the acquisition of Applied Signal Technology, Inc., and the repurchases of common stock, both as described below.

Operating Activities

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Net cash provided by operating activities from continuing operations	$69	$257
Net cash provided by operating activities	15	259

The decrease of $244 million in net cash provided by operating activities in the first three months of 2011 compared to the first three months of 2010 was primarily due to a $158 million decrease in contracts in process and advanced payments and billings in excess of costs incurred driven by a financial systems implementation at TS, which impacted the timing of customer billings, as well as the tax payment related to the excise tax assessment for Flight Options, described above.

Tax Payments – In the first three months of 2011, we made $17 million in federal and net foreign tax payments and less than $1 million in net state tax payments. In the first three months of 2010, we made $59 million in federal and net foreign tax payments and $6 million in net state tax payments. We expect full year federal and foreign tax payments to be approximately $700 million in 2011 compared to $337 million in 2010. The increase in the expected full year federal and foreign tax payments in 2011 is primarily due to the level of pension contribution tax deductions in 2010 compared to those anticipated in 2011.

Pension Plan Contributions – We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. We made the following required contributions to our pension plans during the first three months of 2011 and 2010:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Required contributions	$16	$20

We expect to make required contributions to our pension plans of approximately $1.1 billion in 2011. We did not make any discretionary contributions to our pension plans during the three months ended April 3, 2011 and March 28, 2010, however we periodically evaluate whether to make discretionary contributions. Effective January 1, 2011, we are subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period, as determined annually based upon the funded status at the beginning of each year. Additionally, the recognition of pension costs for government contractors under the CAS rules is required to be harmonized with the PPA. On May 10, 2010, the CAS Pension Harmonization Notice of Proposed Rulemaking (NPRM) was published in the Federal Register with a 60 day comment period. The NPRM is the third step of a four step statutory process to implement a final CAS standard (Harmonization Rule) related to the recognition of pension costs for government contractors. Based upon the feedback received during the comment period, the CAS Board will either issue the final rule or alternatively reissue the NPRM. We expect that the final rule would increase our future CAS recovery amount and decrease the FAS/CAS Adjustment.

Other postretirement benefit plan payments were $4 million and $3 million in the first three months of 2011 and 2010, respectively.

We made interest payments of $33 million and $22 million in the first three months of 2011 and 2010, respectively. The increase in interest payments in the first three months of 2011 compared to the first three months of 2010 was primarily due to interest payments made in 2011 on our 4.40% Notes due in 2020 entered into in the fourth quarter of 2009. Interest payments on these Notes commenced in Q2 2010.

Investing Activities

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Net cash used in investing activities	$576	$69

The increase of $507 million in net cash used in investing activities in the first three months of 2011 compared to the first three months of 2010 was primarily due to the acquisition of Applied Signal Technology, Inc., as described below.

Additions to property, plant and equipment and capitalized internal use software were as follows:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Additions to property, plant and equipment	$50	$45
Additions to capitalized internal use software	26	14

We expect our property, plant and equipment and internal use software expenditures to be approximately $400 million and $115 million, respectively, in 2011, consistent with the anticipated growth of our business and for specific investments including program capital assets and facility improvements.

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate.

On January 31, 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST) for $500 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. RAST provides advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. The acquisition is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets. In connection with this acquisition, we recorded $387 million of goodwill, all of which was allocated to the Company’s SAS segment, primarily related to expected synergies from combining operations and the value of RAST’s assembled workforce, and $89 million in intangible assets, primarily related to contractual relationships, license agreements and trade names with a weighted average life of 7 years.

In January 2010, we acquired substantially all of the assets of an Australian company, Compucat Research Pty. Ltd., at Intelligence and Information Systems for $12 million in cash, which enhances our information security and cybersecurity capabilities. In connection with this acquisition, we recorded $4 million of goodwill and $2 million of intangible assets.

Financing Activities

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Net cash used in financing activities	$417	$219

We have used cash provided by operating activities as our primary source for the payment of dividends and the repurchase of our common stock. The increase of $198 million in net cash used in financing activities in the first three months of 2011 compared to the first three months of 2010 was primarily due to $163 million of proceeds from warrants exercised in the first three months of 2010 compared to $13 million of proceeds from warrants exercised in the first three months of 2011.

Stock Repurchases - Information on repurchases of our common stock under our share repurchase programs was as follows:

	Three Months Ended
(In millions)	April 3, 2011	March 28, 2010
Amount of stock repurchased	$312	$300
Shares of stock repurchased	6.1	5.5

In March 2010, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At April 3, 2011 we had approximately $1.1 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Cash Dividends - Our Board of Directors authorized the following cash dividends:

	Three Months Ended
(In millions, except per share amounts)	April 3, 2011	March 28, 2010
Cash dividends per share	$0.430	$0.375
Total dividends paid	135	117

In March 2011, our Board of Directors authorized a 15% increase to our annual dividend payout rate from $1.50 to $1.72 per share. Dividends are subject to quarterly approval by our Board of Directors.

Capital Resources

Total debt was $3.6 billion at April 3, 2011 and December 31, 2010. Our outstanding debt bears contractual interest at fixed interest rates ranging from 1.625% to 7.2% and matures at various dates through 2040.

Cash and Cash Equivalents—Cash and cash equivalents were $2.7 billion and $3.6 billion at April 3, 2011 and December 31, 2010, respectively. We invest cash in U.S. Treasuries; commercial paper of financial institutions and corporations with a minimum long-term debt rating of AA- or Aa3 and minimum short-term debt rating of A-1 and P-1; AAA/Aaa rated U.S. Treasury money market funds; and bank certificates of deposit and time deposits with a minimum long-term debt rating of AA- or Aa3. Cash balances held at our foreign subsidiaries were approximately 25% and 15% of our total cash balance at April 3, 2011 and December 31, 2010, respectively, and are deemed to be indefinitely reinvested.

Credit Facilities—We have a $500 million revolving credit facility maturing in November 2012. Under the facility, we can borrow and backstop commercial paper.

We have a $1.0 billion revolving credit facility maturing in November 2012, $150 million of which is available to Raytheon United Kingdom Limited, our U.K. subsidiary. Under the facility, we can borrow, issue letters of credit and backstop commercial paper.

Borrowings under these facilities bear interest at various rate options, including LIBOR plus a margin based on our credit default swap spread, with minimum and maximum margins that are adjusted for our credit ratings. Based on our credit ratings at April 3, 2011, borrowings under the $1.0 billion and $500 million facilities would bear interest at LIBOR plus 100 basis points and 75 basis points, respectively, the minimum margins. The credit facilities are comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the aggregate of the facilities. At April 3, 2011 and December 31, 2010, there were no borrowings outstanding under these credit facilities. However, we had $3 million of outstanding letters of credit at April 3, 2011 and December 31, 2010, which effectively reduced our borrowing capacity under these credit facilities.

Under these credit facilities, we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 50% and a ratio of consolidated earnings attributable to Raytheon Company before interest, taxes, depreciation and amortization to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with these covenants during the first quarter of 2011 and the full-year 2010. Our ratio of total debt to total capitalization, as defined in the credit facilities, was 26.4% and 26.7% at April 3, 2011 and December 31, 2010, respectively. We are disclosing these ratios, which are financial covenants under our credit facilities, as these metrics are used by our lenders to monitor the Company’s leverage and debt service capacity and are also thresholds that limit our ability to utilize these two facilities.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity, including the $150 million Raytheon United Kingdom Limited facility described above. In addition, other uncommitted bank lines totaled approximately $2 million at April 3, 2011 and December 31, 2010. There were no amounts outstanding under these lines of credit at April 3, 2011 and December 31, 2010. Compensating balance arrangements are not material.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of April 3, 2011 to our short-term debt and long-term senior unsecured debt:

Rating Agency	Short-Term Debt	Long-Term Senior Debt		Date of Last Action
		Rating	Outlook
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	Baa1	Stable	March 2007
S&P	A-2	A -	Stable	September 2008

Shelf Registrations — We have an effective shelf registration statement, filed in October 2010, that covers the registration of debt securities, common stock, preferred stock, and warrants.

Commitments and Contingencies

Environmental Matters - We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our total estimated liability for environmental remediation costs includes the use of a discount rate and considers that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates of total remediation costs - undiscounted, weighted average risk-free rate, total remediation costs - discounted and recoverable portion were as follows:

(In millions, except percentages)	April 3, 2011	Dec. 31, 2010
Total remediation costs – undiscounted	$225	$225
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs – discounted	$160	$152
Recoverable portion	113	107

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

Financing Arrangements and Other - We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2021. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at April 3, 2011 and December 31, 2010 were as follows:

(In millions)	April 3, 2011	Dec. 31, 2010
Guarantees	$258	$281
Letters of Credit	1,152	1,067
Surety Bonds	219	213

Included in guarantees and letters of credit were $111 million and $265 million, respectively, at April 3, 2011, and $134 million and $256 million, respectively, at December 31, 2010, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At April 3, 2011, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at April 3, 2011. At April 3, 2011 and December 31, 2010, we had an estimated liability of $8 million and $9 million, respectively, related to guarantees and letters of credit.

Included in letters of credit at April 3, 2011 and December 31, 2010 was approximately $80 million provided by Raytheon Systems Limited (RSL) to the UK Border Agency (UKBA) in connection with a UKBA program. On April 6, 2011, the UKBA drew approximately $80 million on the letters of credit as described below.

Our residual turbo-prop commuter aircraft portfolio has exposure to outstanding financing arrangements with the aircraft serving as collateral. We have sold and leased commuter aircraft globally to thinly capitalized companies, whose financial condition could be significantly affected by a number of factors, including fuel and other costs, industry consolidation, declining commercial aviation market conditions and the U.S. Government budget for the Essential Air Service program. Based on recent economic trends, including tightening credit markets and volatile fuel costs, these companies may increasingly experience difficulties meeting their financial commitments. At April 3, 2011 and December 31, 2010, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets, was approximately $64 million relating to 74 aircraft and approximately $68 million relating to 77 aircraft, respectively. The valuation of used aircraft is also considered in assessing the realizable value of certain commuter aircraft related to assets which serve as collateral for the underlying financial arrangements. As part of the assessment of realizable value, we evaluate many factors, including sales transaction history, current market conditions, anticipated future market conditions and age and condition of the aircraft. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. The tightening of credit markets and economic conditions has reduced the number of potential buyers who are able to obtain financing and has negatively impacted the ability of existing customers to refinance their aircraft through a third party. If the long-term market prospects for these aircraft were to significantly erode or cease, our valuation of these assets would likely be less than the carrying value. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon program. Loan repayments by the Brazilian Government were current at April 3, 2011.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require a cash payment, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as purchasing supplies from in-country vendors, providing financial support for in-country projects, building or leasing facilities for in-country operations and making investments in local ventures. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the original amounts in the offset agreements. Offset programs usually extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

In May 2006, international arbitration hearings commenced against us as the successor to the Hughes Electronics defense business, in connection with certain claims brought in 2004 by MBDA relating to an alleged 1995 Workshare Agreement. The asserted claims involve breach of contract, intellectual property (IP) infringement and other related matters. The arbitration panel stayed further proceedings, including the issuance of the liability decision on the non-IP claims presented during the May 2006 hearing, while the parties engaged in settlement efforts. The parties were unable to conclude an enforceable settlement, and in August 2009, the panel released its liability decision, rejecting some of MBDA’s non-IP claims, while finding Raytheon liable for some other non-IP claims. We did not record any significant additional financial liability as a result of our estimate of the impact of the decision. The proceedings will now resume to determine liability for the asserted IP claims and to assess overall damages, if any. At this point, we are unable to estimate a range of potential loss, if any, because the IP claims are vague, discovery is in process, and any potential damages involve complex technical matters subject to interpretation by the arbitration panel. We believe that we have meritorious defenses to the asserted IP claims and intend to continue to contest them vigorously; however, an adverse resolution of this matter could have a material effect on our financial position, results of operations or liquidity.

On July 22, 2010, RSL was notified by the UKBA that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately $500 million for damages and clawback of previous payments, plus interest and arbitration costs. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. RSL will submit substantial claims against the UKBA for damages in the second quarter of 2011. RSL intends to pursue vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and will mount a strong defense to the UKBA’s alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL’s exit obligations to operate the previously delivered capability would end in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.

At RSL’s request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA’s right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL’s right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.

As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown, which is included in IIS’ operating expenses in the first quarter of 2011. We had approximately $70 million of receivables and other assets remaining under the program for technology and services delivered as of April 3, 2011, which we believe are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

Accounting Standards

New pronouncements issued but not effective until after April 3, 2011 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information at April 3, 2011 and December 31, 2010 about our market risk exposure associated with changing interest and exchange rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of April 3, 2011

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$400	$3,258	$3,658	$3,769
Average interest rate	—%	—%	—%	—%	1.625%	4.962%	4.60%

As of December 31, 2010 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)
Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$400	$3,258	$3,658	$3,783
Average interest rate	—%	—%	—%	—%	1.625%	4.962%	4.60%

The notional amounts of outstanding foreign currency forward contracts consisted of the following at:

	April 3, 2011		Dec. 31, 2010
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$386	$300	$370	$296
Canadian Dollars	230	66	220	51
Euros	180	33	165	32
All other	82	26	85	39

Total	$878	$425	$840	$418

Unrealized gains of $48 million and $45 million were included in other assets, net, and unrealized losses of $29 million and $41 million were included in other accrued expenses at April 3, 2011 and December 31, 2010, respectively. For foreign currency forward contracts designated and qualified for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of April 3, 2011.

Conclusion of Evaluation

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of April 3, 2011 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting other than the migration of our Technical Services segment to the Company’s common Enterprise Resource Planning (ERP) systems.

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

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. We accrued all appropriate costs we expect to incur in connection therewith. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, we do not expect any additional liability to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations can be found in Item 1. “Business”, in “Environmental Regulation”, Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations“, in “Commitments and Contingencies” and Item 8. “Financial Statements and Supplementary Data”, in Note 11: “Commitments and Contingencies” of our Form 10-K for the fiscal year ended December 31, 2010.

In May 2006, international arbitration hearings commenced against us as the successor to the Hughes Electronics defense business, in connection with certain claims brought in 2004 by MBDA relating to an alleged 1995 Workshare Agreement. The asserted claims involve breach of contract, intellectual property (IP) infringement and other related matters. The arbitration panel stayed further proceedings, including the issuance of the liability decision on the non-IP claims presented during the May 2006 hearing, while the parties engaged in settlement efforts. The parties were unable to conclude an enforceable settlement, and in August 2009, the panel released its liability decision, rejecting some of MBDA’s non-IP claims, while finding Raytheon liable for some other non-IP claims. We did not record any significant additional financial liability as a result of our estimate of the impact of the decision. The proceedings will now resume to determine liability for the asserted IP claims and to assess overall damages, if any. At this point, we are unable to estimate a range of potential loss, if any, because the IP claims are vague, discovery is in process, and any potential damages involve complex, technical matters subject to interpretation by the arbitration panel. We believe that we have meritorious defenses to the asserted IP claims and intend to continue to contest them vigorously; however, an adverse resolution of this matter could have a material effect on our financial position, results of operations or liquidity.

On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately $500 million for damages and clawback of previous payments, plus interest and arbitration costs. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. RSL will submit substantial claims against the UKBA for damages in the second quarter of 2011. RSL intends to pursue vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and will mount a strong defense to the UKBA’s alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL’s exit obligations to operate the previously delivered capability would end in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.

At RSL’s request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA’s right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL’s right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.

As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown, which is included in IIS’ operating expenses in the first quarter of 2011. We had approximately $70 million of receivables and other assets remaining under the program for technology and services delivered as of April 3, 2011, which we believe are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2010. There have been no material changes from the factors disclosed in our Form 10-K for the year ended December 31, 2010, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
January (January 1 - January 30, 2011)	1,311	$51.06	—	$1.4 billion
February (January 31 - February 27, 2011)	5,084,093	$51.05	5,082,731	$1.2 billion
March (February 28 - April 3, 2011)	1,040,529	$51.19	1,035,988	$1.1 billion

Total	6,125,933	$51.07	6,118,719

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the first quarter of 2011 includes the surrender by employees of 7,214 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.
(2)	In March 2010, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

ITEM 6.	EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood Vice President, Controller and Chief Accounting Officer Principal Accounting Officer

April 28, 2011