Form 10-Q
period 2011-07-03
RAYTHEON CO/
filed 2011-07-28
CIK 1047122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

Number of shares of common stock outstanding as of July 13, 2011 was 353,613,000.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) July 3, 2011	Dec. 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$2,116	$3,638
Contracts in process, net	4,964	4,414
Inventories	430	363
Deferred taxes	301	266
Prepaid expenses and other current assets	266	141

Total current assets	8,077	8,822
Property, plant and equipment, net	1,966	2,003
Deferred taxes	129	106
Goodwill	12,469	12,045
Other assets, net	1,414	1,446

Total assets	$24,055	$24,422

LIABILITIES AND EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$1,978	$2,201
Accounts payable	1,331	1,538
Accrued employee compensation	876	901
Other accrued expenses	1,156	1,320

Total current liabilities	5,341	5,960
Accrued retiree benefits and other long-term liabilities	4,413	4,815
Deferred taxes	350	147
Long-term debt	3,612	3,610
Commitments and contingencies (Note 8)
Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 353 and 359 shares outstanding at July 3, 2011 and December 31, 2010, respectively, after deducting 148 and 136 treasury shares at July 3, 2011 and December 31, 2010, respectively.	4	4
Additional paid-in capital	11,619	11,406
Accumulated other comprehensive loss	(4,803)	(5,146)
Treasury stock, at cost	(7,531)	(6,900)
Retained earnings	10,906	10,390

Total Raytheon Company stockholders’ equity	10,195	9,754
Noncontrolling interests in subsidiaries	144	136

Total equity	10,339	9,890

Total liabilities and equity	$24,055	$24,422

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net sales
Products	$5,262	$5,079	$10,310	$10,282
Services	960	894	1,974	1,744

Total net sales	6,222	5,973	12,284	12,026

Operating expenses
Cost of sales - products	4,139	4,245	8,204	8,307
Cost of sales - services	803	793	1,642	1,515
Administrative and selling expenses	437	414	865	822
Research and development expenses	162	176	301	328

Total operating expenses	5,541	5,628	11,012	10,972

Operating income	681	345	1,272	1,054

Interest expense	43	33	86	65
Interest income	(4)	(4)	(9)	(7)
Other (income) expense	1	6	1	5

Non-operating (income) expense, net	40	35	78	63

Income from continuing operations before taxes	641	310	1,194	991
Federal and foreign income taxes	196	91	361	311

Income from continuing operations	445	219	833	680
Income (loss) from discontinued operations, net of tax	—	(4)	1	(12)

Net income	445	215	834	668
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	7	7	12	15

Net income attributable to Raytheon Company	$438	$208	$822	$653

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.23	$0.56	$2.30	$1.76
Income (loss) from discontinued operations, net of tax	—	(0.01)	—	(0.03)
Net income	1.23	0.55	2.31	1.73

Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.23	$0.56	$2.29	$1.73
Income (loss) from discontinued operations, net of tax	—	(0.01)	—	(0.03)
Net income	1.23	0.55	2.29	1.70

Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$438	$212	$821	$665
Income (loss) from discontinued operations, net of tax	—	(4)	1	(12)

Net income	$438	$208	$822	$653

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Six months ended July 3, 2011 and June 27, 2010 (In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss)	Treasury stock	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2009	$4	$10,991	$(4,824)	$(5,446)	$9,102	$9,827	$112	$9,939

Net income					653	653	15	668
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation			181			181		181
Foreign exchange translation			(48)			(48)		(48)
Cash flow hedges			(19)			(19)		(19)
Unrealized gain on investments			(2)			(2)		(2)

Comprehensive (loss) income						765	15	780

Dividends declared					(282)	(282)		(282)
Distributions and other activity related to noncontrolling interests							(7)	(7)
Common stock plans activity		91				91		91
Warrants exercised		250				250		250
Treasury stock activity				(776)		(776)		(776)

Balance at June 27, 2010	$4	$11,332	$(4,712)	$(6,222)	$9,473	$9,875	$120	$9,995

Balance at December 31, 2010	$4	$11,406	$(5,146)	$(6,900)	$10,390	$9,754	$136	$9,890

Net income					822	822	12	834
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation			267			267		267
Impact to revalue international unfunded projected benefit obligation for plan change			24			24		24
Foreign exchange translation			46			46		46
Cash flow hedges			6			6		6

Comprehensive (loss) income						1,165	12	1,177

Dividends declared					(306)	(306)		(306)
Distributions and other activity related to noncontrolling interests							(4)	(4)
Common stock plans activity		90				90		90
Warrants exercised		123				123		123
Treasury stock activity				(631)		(631)		(631)

Balance at July 3, 2011	$4	$11,619	$(4,803)	$(7,531)	$10,906	$10,195	$144	$10,339

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	July 3, 2011	June 27, 2010
Cash flows from operating activities
Net income	$834	$668
(Income) loss from discontinued operations, net of tax	(1)	12

Income from continuing operations	833	680
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	218	206
Stock-based compensation	54	61
Deferred income taxes	(20)	(109)
Collection of financing receivables	18	22
Tax benefit from stock-based awards	(9)	(15)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(707)	(162)
Inventories	(57)	16
Prepaid expenses and other current assets	(120)	4
Accounts payable	(213)	(71)
Income taxes receivable / payable	(12)	148
Accrued employee compensation	(40)	100
Other accrued expenses	(100)	87
Other long-term liabilities	19	(112)
Pension and other postretirement benefit plans	8	(159)
Other, net	106	(39)

Net cash provided by (used in) operating activities from continuing operations	(22)	657
Net cash provided by (used in) operating activities from discontinued operations	(50)	2

Net cash provided by (used in) operating activities	(72)	659

Cash flows from investing activities
Additions to property, plant and equipment	(107)	(109)
Proceeds from sales of property, plant and equipment	18	2
Additions to capitalized internal use software	(50)	(31)
Payments for purchases of acquired companies, net of cash acquired	(550)	(12)
Change in other assets	—	(1)

Net cash provided by (used in) investing activities	(689)	(151)

Cash flows from financing activities
Dividends paid	(288)	(260)
Repurchases of common stock	(625)	(775)
Proceeds from warrants exercised	123	250
Activity under common stock plans	24	12
Tax benefit from stock-based awards	9	15
Other	(4)	(7)

Net cash provided by (used in) financing activities	(761)	(765)

Net increase (decrease) in cash and cash equivalents	(1,522)	(257)
Cash and cash equivalents at beginning of the year	3,638	2,642

Cash and cash equivalents at end of period	$2,116	$2,385

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

We have evaluated subsequent events through the time of filing our Quarterly Report on Form 10-Q with the SEC.

2: Inventories

Inventories consisted of the following at:

(In millions)	July 3, 2011	Dec. 31, 2010
Materials and purchased parts	$65	$63
Work in process	346	278
Finished goods	19	22

Total	$430	$363

We capitalize costs incurred in advance of contract award or funding in inventories if we determine contract award or funding is probable. To the extent these are pre-contract costs, start-up costs have been excluded. We included capitalized pre-contract and other deferred costs of $175 million and $116 million in inventories as work in process at July 3, 2011 and December 31, 2010, respectively.

3: Accounting Standards

New pronouncements issued but not effective until after July 3, 2011 are not expected to have a material impact on our financial position, results of operations or liquidity.

4: Acquisitions

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

On June 14, 2011, we acquired substantially all the assets of Ktech Corporation (Ktech) for $50 million in cash, exclusive of retention and management incentive payments. Ktech is in the business of pulsed power, directed energy, information technology and advanced manufacturing. The acquisition is part of our strategy to extend and enhance our Missile Systems (MS) offerings. In connection with this transaction we have preliminarily recorded $34 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, and $8 million of intangible assets. We expect to complete the purchase price allocation process in the third quarter of 2011. Pro forma financial information has not been provided for this acquisition since it is not material.

On January 31, 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST) for $500 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. RAST provides advanced intelligence, surveillance and reconnaissance solutions to enhance global security. The acquisition is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets. Pro forma financial information has not been provided for this acquisition since it is not material.

We allocated the purchase price for this acquisition as follows:

(In millions)	Purchase Price Allocation
Current assets	$72
Other non-current assets	3
Property and equipment	15
Goodwill	387
Intangible assets	89
Current liabilities	(29)
Other long-term liabilities	(37)

Fair value of net assets acquired	$500

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

A rollforward of our goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2010	$765	$1,698	$3,432	$2,616	$2,663	$871	$12,045
Acquisitions	—	—	34	—	387	—	421
Effect of foreign exchange rates and other	2	—	—	—	—	1	3

Balance at July 3, 2011	$767	$1,698	$3,466	$2,616	$3,050	$872	$12,469

5: Discontinued Operations

In pursuing our business strategies, we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At July 3, 2011 and December 31, 2010, we had $31 million and $41 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At July 3, 2011 and December 31, 2010, we had $53 million and $113 million, respectively, of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

In the divestiture of Flight Options LLC (Flight Options), Raytheon agreed to indemnify Flight Options in the event Flight Options was assessed and paid excise taxes. In the fourth quarter of 2010, Internal Revenue Service (IRS) appeals proceedings failed to resolve the federal excise tax dispute, and as a result, the IRS assessed Flight Options for excise taxes. As a result, in the fourth quarter of 2010 we recorded a $39 million charge, net of federal tax benefit, in discontinued operations. In the first quarter of 2011, Flight Options paid the assessment. On behalf of Flight Options, we intend to vigorously contest the matter through litigation and, if successful, we would be entitled to recover substantially all of the amounts paid. We also have certain income tax obligations relating to these disposed businesses.

6: Fair Value Measurements

The estimated fair value of certain financial instruments, including cash and cash equivalents, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $3,612 million and $3,610 million at July 3, 2011 and December 31, 2010, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of $3,806 million and $3,783 million at July 3, 2011 and December 31, 2010, respectively, was based on quoted market prices.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of July 3, 2011 and December 31, 2010. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended July 3, 2011 or the year ended December 31, 2010.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at:

(In millions)	Level 1	Level 2	Level 3	Balances at July 3, 2011
Assets
Marketable securities	$370	$—	$—	$370
Foreign currency forward contracts	38	—	—	38
Liabilities
Deferred compensation	231	—	—	231
Foreign currency forward contracts	26	—	—	26

(In millions)	Level 1	Level 2	Level 3	Balances at Dec. 31, 2010
Assets
Marketable securities	$344	$—	$—	$344
Foreign currency forward contracts	45	—	—	45
Liabilities
Deferred compensation	215	—	—	215
Foreign currency forward contracts	41	—	—	41

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

The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	July 3, 2011	Dec. 31, 2010	July 3, 2011	Dec. 31, 2010
Derivatives designated as hedging instruments	$24	$32	$16	$28

Derivatives not designated as hedging instruments	14	13	10	13

Total	$38	$45	$26	$41

We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Effective Portion
Gain (loss) recognized in accumulated other comprehensive loss (AOCL)	$(1)	$(16)	$11	$(6)
Gain (loss) reclassified from AOCL to net sales	1	1	1	1
Gain (loss) reclassified from AOCL to cost of sales	3	5	6	23
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in cost of sales	$—	$—	$—	$—

We recognized the following pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Gain (loss) recognized in cost of sales	$—	$(13)	$7	$(5)

There were no interest rate swaps outstanding at July 3, 2011 or December 31, 2010.

The notional amounts of outstanding foreign currency forward contracts consisted of the following at:

	July 3, 2011		Dec. 31, 2010
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$338	$260	$370	$296
Canadian Dollars	216	77	220	51
Euros	147	33	165	32
All other	119	23	85	39

Total	$820	$393	$840	$418

Buy amounts represent the U.S. Dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. Dollar equivalent of commitments to sell foreign currencies. Foreign currency forward contracts that do not involve U.S. Dollars have been converted to U.S. Dollars for disclosure purposes.

Our foreign currency forward contracts contain off-set, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At July 3, 2011, these netting provisions effectively reduced our exposure to approximately $10 million, which is spread across numerous highly rated counterparties. At June 27, 2010, we had no exposure as a result of these netting provisions.

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

(In millions, except percentages)	July 3, 2011	Dec. 31, 2010
Total remediation costs – undiscounted	$223	$225
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs – discounted	$158	$152
Recoverable portion	111	107

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

Financing Arrangements and Other - We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2021. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at July 3, 2011 and December 31, 2010 were as follows:

(In millions)	July 3, 2011	Dec. 31, 2010
Guarantees	$271	$281
Letters of Credit	1,209	1,067
Surety Bonds	224	213

Included in guarantees and letters of credit were $124 million and $268 million, respectively, at July 3, 2011, and $134 million and $256 million, respectively, at December 31, 2010, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At July 3, 2011, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at July 3, 2011. At July 3, 2011 and December 31, 2010, we had an estimated liability of $7 million and $9 million, respectively, related to guarantees and letters of credit.

Included in letters of credit at December 31, 2010 was approximately $80 million provided by Raytheon Systems Limited (RSL) to the UK Border Agency (UKBA) in connection with a UKBA program. On April 6, 2011, the UKBA drew approximately $80 million on the letters of credit as described below.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon program. Loan repayments by the Brazilian Government were current at July 3, 2011.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At July 3, 2011, the aggregate amount of our offset agreements had a notional value of approximately $5 billion. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require a cash payment, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as purchasing supplies from in-country vendors, providing financial support for in-country projects, building or leasing facilities for in-country operations and making investments in local ventures. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the original amounts in the offset agreements. Offset programs usually extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

On July 22, 2010, RSL was notified by the UKBA that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amount of revenue and costs under the program in the second quarter of 2010 (UKBA Program Adjustment). The impact of the UKBA Program Adjustment reduced IIS’ total net sales and operating income by $316 million and $395 million, respectively, for the second quarter and first six months of 2010. The UKBA Program Adjustment also reduced total company diluted earnings per share from continuing operations by $0.71 and $0.72 in the second quarter and first six months of 2010, respectively. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $560 million based on foreign exchange rates as of July 3, 2011) for damages and clawback of previous payments, plus interest and arbitration costs. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $800 million based on foreign exchange rates as of July 3, 2011) against the UKBA for the collection of receivables and damages. RSL intends to pursue vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and will mount a strong defense to the UKBA’s alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL’s exit obligations to operate the previously delivered capability would end in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.

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

As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown, which is included in IIS’ operating expenses in the first quarter of 2011. The receivables and other assets remaining under the program for technology and services delivered decreased by $15 million from approximately $70 million at December 31, 2010 to approximately $55 million at July 3, 2011 due to collections on outstanding receivables. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

Product Warranty – We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to our product warranty accruals was as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Balance at beginning of period	$42	$37	$43	$39
Provisions for warranties	3	5	5	6
Warranty services provided	(2)	(2)	(5)	(5)

Balance at end of period	$43	$40	$43	$40

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

9: Stockholders’ Equity

Repurchases of our common stock under our share repurchase programs were as follows:

	Six Months Ended
(In millions)	July 3, 2011	June 27, 2010
Amount of stock repurchased	$625	$775
Shares of stock repurchased	12.5	14.2

In March 2010, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At July 3, 2011, we had approximately $0.8 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

In March 2011, our Board of Directors authorized a 15% increase to our annual dividend payout rate from $1.50 to $1.72 per share. Our Board of Directors also declared two dividends totaling $0.86 per share during the six months ended July 3,

2011, compared to two dividends totaling $0.75 per share during the six months ended June 27, 2010. Dividends are subject to quarterly approval by our Board of Directors.

The changes in shares of our common stock outstanding for the six months ended July 3, 2011 were as follows:

(In millions)	Shares
Balance at December 31, 2010	359.4
Warrants exercised	3.3
Stock plan activity	3.2
Treasury stock repurchases	(12.5)

Balance at July 3, 2011	353.4

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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.43	$0.37	$0.86	$0.75
Undistributed earnings	0.80	0.19	1.44	1.01

Total	$1.23	$0.56	$2.30	$1.76

Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.43	$0.37	$0.85	$0.73
Undistributed earnings	0.80	0.19	1.44	1.00

Total	$1.23	$0.56	$2.29	$1.73

Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards were income of less than $0.01 and a loss of $0.01 for the three months ended July 3, 2011 and June 27, 2010, respectively, and were income of less than $0.01 and a loss of $0.03 for the six months ended July 3, 2011 and June 27, 2010, respectively.

The amount of income from continuing operations attributable to participating securities was $7 million and $4 million for the three months ended July 3, 2011 and June 27, 2010, respectively, and was $13 million and $11 million for the six months ended July 3, 2011 and June 27, 2010, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was income of less than $1 million for the three months and six months ended July 3, 2011 and a loss of less than $1 million for the three months and six months ended June 27, 2010. The amount of net income attributable to participating securities was $7 million and $3 million for the three months ended July 3, 2011 and June 27, 2010, respectively, and was $13 million and $10 million for the six months ended July 3, 2011 and June 27, 2010, respectively.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Shares for basic EPS (including 5.9 and 6.2 participating securities for the three months ended July 3, 2011 and June 27, 2010, respectively, and 5.7 and 6.0 for the six months ended July 3, 2011 and June 27, 2010.)	355.0	378.5	356.2	378.1
Dilutive effect of stock options and LTPP	1.5	2.7	1.7	2.9
Dilutive effect of warrants	0.6	1.9	1.0	2.7

Shares for diluted EPS	357.1	383.1	358.9	383.7

There were no stock options with exercise prices greater than the average market price that were excluded from our calculations of EPS at July 3, 2011 and June 27, 2010. The following stock options with exercise prices less than the average market price, included in our calculations of EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Stock options included in calculations of EPS	4.6	6.9	4.6	6.9

Warrants to purchase 5.3 million shares of our common stock, with an exercise price of $37.50 per share and an expiration date in June 2011, were outstanding and included in our calculations of diluted EPS at June 27, 2010. As of July 3, 2011, all of these warrants had expired or been exercised. During the three months ended July 3, 2011, approximately 2 million warrants expired unexercised which had no impact to our financial position, results of operations or liquidity.

Stock-based compensation plans

Restricted stock activity for the six months ended July 3, 2011 was as follows:

(In millions)	Shares
Outstanding unvested at December 31, 2010	5.4
Granted	2.0
Vested	(1.5)
Forfeited	(0.2)

Outstanding unvested at July 3, 2011	5.7

During the six months ended July 3, 2011 and June 27, 2010, we issued 0.5 million and 0.8 million shares, respectively, of our common stock in connection with the vesting of our 2008-2010 and 2007-2009 Long-Term Performance Plan (LTPP) awards through treasury shares. During the same periods, we also granted our 2011-2013 and 2010-2012 LTPP awards with an aggregate target award of 0.5 million and 0.4 million units, respectively.

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

The components of net periodic pension expense were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Service cost	$123	$109	$246	$218
Interest cost	265	263	531	525
Expected return on plan assets	(319)	(304)	(638)	(609)
Amortization of prior service cost	3	3	7	6
Recognized net actuarial loss	199	144	398	289

Net periodic pension expense	$271	$215	$544	$429

Our net periodic pension expense included expense from foreign benefit plans of $3 million and $5 million in the three months ended July 3, 2011 and June 27, 2010, respectively, and $7 million and $10 million in the six months ended July 3, 2011 and June 27, 2010, respectively.

The components of net periodic cost (income) related to our other postretirement benefit plans were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Service cost	$2	$2	$4	$5
Interest cost	11	12	21	24
Expected return on plan assets	(9)	(8)	(17)	(15)
Amortization of transition asset	1	1	2	2
Amortization of prior service cost	(3)	(12)	(5)	(23)
Recognized net actuarial loss	—	2	1	3

Net periodic cost (income)	$2	$(3)	$6	$(4)

Long-term pension and other postretirement benefit plan liabilities were $3,677 million and $338 million, respectively, at July 3, 2011, and $4,093 million and $339 million, respectively, at December 31, 2010.

We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under ERISA rules and are affected by the actual return on plan assets and plan funded status. Effective January 1, 2011, we are subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. We made required contributions of $542 million and $584 million during the six months ended July 3, 2011 and June 27, 2010, respectively, to our pension and other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the six months ended July 3, 2011 and June 27, 2010, however, we periodically evaluate whether to make discretionary contributions.

11: Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Internal Revenue Service (IRS) examinations of our tax returns have been completed through 2008. During the second quarter of 2011, we protested to the IRS Appeals Division certain proposed adjustments related to the federal research tax credit and transfer pricing matters which were included in a Revenue Agent’s Report for the 2006-2008 tax years received on April 25, 2011. In addition, on June 9, 2011, we filed a Minimum Tax Refund claim related to the 2006 – 2008 IRS examination cycle for review and approval by the Joint Committee on Taxation. On July 22, 2011, we received notice of Joint Committee on Taxation approval of our Minimum Tax Refund claim for the 2006-2008 IRS examination cycle. As a result, in the third quarter of 2011, we expect our unrecognized tax benefits, exclusive of interest, will decrease by approximately $46 million, all of which will increase our earnings.

During the second quarter of 2011, the IRS also began its examination of the 2009 and 2010 tax years. In addition, the IRS selected Raytheon to participate in the Compliance Assurance Process (CAP) program for 2011. CAP is a method of identifying and resolving tax issues through open, cooperative, and transparent interaction with the IRS prior to the filing of a return. Through the CAP program, we expect to achieve tax certainty sooner and with less administrative burden than conventional post-filing examinations. This program will most likely shorten and narrow the scope of the post-filing examinations. We are also under audit by multiple state and foreign tax authorities.

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

The balance of our unrecognized tax benefits, exclusive of interest, was $196 million at July 3, 2011 and $188 million at December 31, 2010. There were no significant changes in the balance of our unrecognized tax benefits during the six months ended July 3, 2011. The balance of our unrecognized tax benefits, exclusive of interest, was $376 million at June 27, 2010 and $469 million at December 31, 2009. During the six months ended June 27, 2010, the $93 million decrease to our unrecognized tax benefits was due primarily to an accounting method change filed with the IRS during the three months ended June 27, 2010. If recognized, the majority of our unrecognized tax benefits will affect our earnings. We accrue interest and penalties related to unrecognized tax benefits in tax expense. At July 3, 2011 and December 31, 2010, we had $37 million and $33 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $24 million and $23 million, respectively. In the ordinary course of business, we may take new positions that could increase or decrease our unrecognized tax benefits in future periods.

12: Business Segment Reporting

Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual turbo-prop commuter aircraft portfolio. We continue to have exposure to certain outstanding financing arrangements through our residual turbo-prop commuter aircraft portfolio. At July 3, 2011, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets decreased by $15 million to approximately $53 million relating to 52 aircraft from approximately $68 million relating to 77 aircraft at December 31, 2010. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy and does not provide for the possible decrease in the value of the assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.

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

Revised segment operating income for the fiscal quarters and year ended 2010 were as follows:

	Three Months Ended				Year Ended
(In millions)	March 28, 2010	June 27, 2010	Sept. 26, 2010	Dec. 31, 2010	Dec. 31, 2010
Integrated Defense Systems	$208	$218	$206	$238	$870
Intelligence and Information Systems	48	(330)	58	67	(157)
Missile Systems	157	162	161	170	650
Network Centric Systems	163	164	169	196	692
Space and Airborne Systems	156	169	188	163	676
Technical Services	67	71	77	82	297
FAS/CAS Adjustment	(42)	(44)	(52)	(49)	(187)

Corporate and Eliminations	(48)	(65)	(58)	(63)	(234)

Total	$709	$345	$749	$804	$2,607

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Integrated Defense Systems	$1,272	$1,352	$2,491	$2,688
Intelligence and Information Systems	752	472	1,502	1,202
Missile Systems	1,366	1,415	2,695	2,776
Network Centric Systems	1,135	1,205	2,256	2,381
Space and Airborne Systems	1,344	1,197	2,609	2,292
Technical Services	851	834	1,650	1,635
Corporate and Eliminations	(498)	(502)	(919)	(948)

Total	$6,222	$5,973	$12,284	$12,026

	Three Months Ended		Six Months Ended
Intersegment Sales (In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Integrated Defense Systems	$18	$28	$35	$52
Intelligence and Information Systems	3	4	6	9
Missile Systems	23	29	38	46
Network Centric Systems	123	124	247	231
Space and Airborne Systems	131	141	252	274
Technical Services	221	186	372	348

Total	$519	$512	$950	$960

	Three Months Ended		Six Months Ended
Operating Income (In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Integrated Defense Systems	$203	$218	$396	$426
Intelligence and Information Systems	55	(330)	27	(282)
Missile Systems	151	162	306	319
Network Centric Systems	170	164	330	327
Space and Airborne Systems	176	169	332	325
Technical Services	72	71	153	138
FAS/CAS Adjustment	(90)	(44)	(179)	(86)
Corporate and Eliminations	(56)	(65)	(93)	(113)

Total	$681	$345	$1,272	$1,054

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

The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
FAS/CAS Pension Adjustment	$(89)	$(55)	$(179)	$(108)
FAS/CAS PRB Adjustment	(1)	11	—	22

FAS/CAS Adjustment	$(90)	$(44)	$(179)	$(86)

The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Intersegment profit eliminations	$(53)	$(48)	$(91)	$(87)
Corporate	(3)	(17)	(2)	(26)

Total	$(56)	$(65)	$(93)	$(113)

	Three Months Ended		Six Months Ended
Intersegment Operating Income (In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Integrated Defense Systems	$1	$2	$2	$4
Intelligence and Information Systems	—	1	—	1
Missile Systems	2	3	4	6
Network Centric Systems	14	10	26	18
Space and Airborne Systems	11	14	23	25
Technical Services	25	18	36	33

Total	$53	$48	$91	$87

Identifiable Assets (In millions)			July 3, 2011	Dec. 31, 2010
Integrated Defense Systems			$1,853	$1,849
Intelligence and Information Systems			2,391	2,374
Missile Systems			5,113	4,921
Network Centric Systems			4,360	4,409
Space and Airborne Systems			4,883	4,232
Technical Services			1,456	1,376
Corporate			3,999	5,261

Total			$24,055	$24,422

With respect to the unaudited consolidated financial information of Raytheon Company for the three and six months ended July 3, 2011 and June 27, 2010, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 28, 2011, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Raytheon Company:

We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of July 3, 2011, and the related consolidated statements of operations for the three and six month periods ended July 3, 2011 and June 27, 2010, and the consolidated statements of cash flows and equity for the six month periods ended July 3, 2011 and June 27, 2010. This interim financial information is the responsibility of the Company’s management.

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

July 28, 2011

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

Consolidated Results of Operations

As described in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may cause the number of work days in the current and comparable prior interim period to differ and could affect period-to-period comparisons. For example, there were 64 workdays in the second quarters of 2011 and 2010 and 128 workdays in the first six months of 2011 compared to 124 workdays in the first six months of 2010, an increase of approximately 3%. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.

As described in Note 1: “Basis of Presentation” within Item 1 of this Form 10-Q, we prepared the accompanying unaudited consolidated financial statements of Raytheon Company on the same basis as our annual audited consolidated financial statements.

Selected consolidated results were as follows:

	Three Months Ended		% of Total Net Sales Three Months Ended
(In millions, except percentages and per share data)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net sales
Products	$5,262	$5,079	84.6%	85.0%
Services	960	894	15.4%	15.0%
Total net sales	6,222	5,973	100.0%	100.0%
Operating expenses
Cost of Sales
Cost of sales-products	4,139	4,245	66.5%	71.1%
Cost of sales-services	803	793	12.9%	13.3%
Total Cost of Sales	4,942	5,038	79.4%	84.3%
Administrative and selling expenses	437	414	7.0%	6.9%
Research and development expenses	162	176	2.6%	2.9%
Total operating expenses	5,541	5,628	89.1%	94.2%
Operating income	681	345	10.9%	5.8%
Non-operating (income) expense
Interest expense	43	33	0.7%	0.6%
Interest income	(4)	(4)	-0.1%	-0.1%
Other (income) expense	1	6	—%	0.1%
Non-operating (income) expense, net	40	35	0.6%	0.6%

Federal and foreign income taxes	196	91	3.2%	1.5%
Income from continuing operations	445	219	7.2%	3.7%
Income (loss) from discontinued operations, net of tax	—	(4)	—%	-0.1%
Net income	445	215	7.2%	3.6%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	7	7	0.1%	0.1%
Net income attributable to Raytheon Company	$438	$208	7.0%	3.5%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$1.23	$0.56
Diluted earnings per share attributable to Raytheon Company common stockholders	1.23	0.55

			% of Total Net Sales
	Six Months Ended		Six Months Ended
(In millions, except percentages and per share data)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net sales
Products	$10,310	$10,282	83.9%	85.5%
Services	1,974	1,744	16.1%	14.5%
Total net sales	12,284	12,026	100.0%	100.0%
Operating expenses
Cost of Sales
Cost of sales-products	8,204	8,307	66.8%	69.1%
Cost of sales-services	1,642	1,515	13.4%	12.6%
Total Cost of Sales	9,846	9,822	80.2%	81.7%
Administrative and selling expenses	865	822	7.0%	6.8%
Research and development expenses	301	328	2.5%	2.7%
Total operating expenses	11,012	10,972	89.6%	91.2%
Operating income	1,272	1,054	10.4%	8.8%
Non-operating (income) expense
Interest expense	86	65	0.7%	0.5%
Interest income	(9)	(7)	-0.1%	-0.1%
Other (income) expense	1	5	—%	—%
Non-operating (income) expense, net	78	63	0.6%	0.5%
Federal and foreign income taxes	361	311	2.9%	2.6%
Income from continuing operations	833	680	6.8%	5.7%
Income (loss) from discontinued operations, net of tax	1	(12)	—%	-0.1%
Net income	834	668	6.8%	5.6%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	12	15	0.1%	0.1%
Net income attributable to Raytheon Company	$822	$653	6.7%	5.4%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$2.29	$1.73
Diluted earnings per share attributable to Raytheon Company common stockholders	2.29	1.70

Total Net Sales

The increase in total net sales of $249 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to higher external net sales of $281 million at IIS and $157 million at SAS, partially offset by lower external net sales of $70 million at IDS and $69 million at NCS. The increase in external net sales at IIS was primarily due to the difference in net sales from the UK Border Agency (UKBA) program on which Raytheon Systems Limited (RSL) was notified of its termination in the second quarter of 2010 (UKBA Program), as described in Commitments and Contingencies on page 41. Net sales from the UKBA Program in the second quarter of 2010 were lower than the second quarter of 2011 by $284 million, primarily driven by the adjustment recorded in the second quarter of 2010 from a change in our estimated revenue and costs (UKBA Program Adjustment) as described in Commitments and Contingencies on page 41, which negatively impacted sales by $316 million. The increase in external net sales at SAS was primarily due to higher net sales related to Raytheon Applied Signal Technology (RAST), which we acquired in the first quarter of 2011, higher volume on intelligence, surveillance and reconnaissance systems programs due to increased bookings over the last few years driven by customer demand for these capabilities and higher volume, as planned, as production work increased on an international airborne tactical radar program awarded in the first quarter of 2010. The decrease in external net sales at IDS was primarily due to lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy’s extension of the program schedule. The decrease in external net sales at NCS was primarily due to lower net sales on U.S. Army sensor programs due to a planned decline in production. The increase in product net sales of $183 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to higher external product net sales of $222 million at IIS, primarily due to the UKBA Program Adjustment described above, and $134 million at SAS, partially offset by lower net external product sales of $94 million at NCS and $45 million at IDS. The increase in service net sales of $66 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to higher external service net sales of $59 million at IIS.

Sales to the U.S. Department of Defense (DoD) were 83% and 90% of total net sales in the second quarters of 2011 and 2010, respectively. Sales to the U.S. Government were 86% and 94% of total net sales in the second quarters of 2011 and 2010, respectively. The decrease in sales to the DoD as a percentage of total net sales was primarily driven by the UKBA Program Adjustment in the second quarter of 2010. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $823 million and $786 million in the second quarters of 2011 and 2010, respectively. Total international sales, including foreign military sales, were $1,605 million or 25.8% of total net sales in the second quarter of 2011 compared to $1,200 million or 20.1% of total net sales in the second quarter of 2010. International sales in the second quarter of 2010 included the UKBA Program Adjustment, which had an impact of $316 million.

The increase in total net sales of $258 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to higher external net sales of $339 million at SAS and $303 million at IIS, partially offset by lower external net sales of $180 million at IDS and $141 million at NCS. The increase in external net sales at SAS was primarily due to higher volume on intelligence, surveillance and reconnaissance systems programs due to increased bookings over the last few years driven by customer demand for these capabilities, higher net sales related to RAST, which we acquired in the first quarter of 2011, and higher volume, as planned, as production work increased on an international airborne tactical radar program awarded in the first six months of 2010. The increase in external net sales at IIS was primarily due to the difference in net sales from the UKBA Program described above. Net sales from the UKBA Program in the first six months of 2010 were lower than the first six months of 2011 by $286 million, primarily driven by the UKBA Program Adjustment described above, which negatively impacted sales by $316 million. The decrease in external net sales at IDS was primarily due to lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy’s extension of the program schedule. The decrease in external net sales at NCS was primarily due to lower net sales on U.S. Army sensor programs due to a planned decline in production. The increase in product net sales of $28 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to higher external product net sales of $290 million at SAS and $161 million at IIS, partially offset by lower net external product sales of $191 million at NCS, $153 million at IDS, and $74 million at MS. The increase in service net sales of $230 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to higher external service net sales of $142 million at IIS, $50 million at NCS and $49 million at SAS.

Sales to the DoD were 83% and 88% of total net sales in the first six months of 2011 and 2010, respectively. Sales to the U.S. Government were 87% and 92% of total net sales in the first six months of 2011 and 2010, respectively. The decrease in sales to the DoD as a percentage of total net sales was primarily driven by the UKBA Program Adjustment in the first six months of 2010. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $1,579 million and $1,580 million in the first six months of 2011 and 2010, respectively. Total international sales, including foreign military sales, were $3,093 million or 25.2% of total net sales in the first six months of 2011 compared to $2,586 million or 21.5% of total net sales in the first six months of 2010. International sales in the first six months of 2010 included the UKBA Program Adjustment, which had an impact of $316 million.

Cost of Sales

The decrease in cost of sales of $96 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to the UKBA Program Adjustment, as described above, in the second quarter of 2010, which had an impact of $79 million, $71 million of decreased costs at NCS driven primarily by U.S. Army sensor program activity described above, $69 million of decreased costs at IDS driven primarily by the U.S. Navy combat systems program activity described above, $26 million of decreased costs at IIS driven primarily by the activity in the UKBA program, exclusive of the adjustment described above, and $25 million of decreased costs at MS driven primarily by the activity on the Standard Missile-2 (SM-2) program described in Segment Results below, partially offset by $139 million of increased costs at SAS driven primarily by RAST programs, intelligence, surveillance and reconnaissance systems programs and international airborne tactical radar program activity described above and $46 million of higher expense in the second quarter of 2011 compared to the second quarter of 2010 related to the FAS/CAS Adjustment described below in Segment Results.

The increase in cost of sales of $24 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to $309 million of increased costs at SAS driven primarily by intelligence, surveillance and reconnaissance systems programs, RAST programs and international airborne tactical radar program described above and higher expense of $93 million in the first six months of 2011 compared to the first six months of 2010 related to the FAS/CAS Adjustment described below in Segment Results, partially offset by $173 million of decreased costs at IDS driven primarily by the U.S. Navy combat systems program activity described above, $142 million of decreased costs at NCS driven primarily by U.S. Army sensor program activity described above and $50 million of decreased costs at MS driven primarily by activity in the Standard Missile-2 program described below in Segment Results. Included in cost of sales in the first six months of 2011 was $80 million related to the drawdown by the UKBA on letters of credit provided by RSL (UKBA LOC Adjustment), as described in Commitments and Contingencies on page 41. Included in cost of sales in the first six months of 2010 was also $79 million related to the UKBA Program Adjustment described above.

Administrative and Selling Expenses

Administrative and selling expenses in the second quarter and first six months of 2011 remained relatively consistent as a percentage of net sales compared to the second quarter and first six months of 2010. Included in administrative and selling expenses in the second quarter and first six months of 2011 was $10 million and $23 million, respectively, of costs related to the acquisition of Applied Signal Technology, Inc. (AST).

Research and Development Expenses

Research and development expenses in the second quarter and first six months of 2011 remained relatively consistent as a percentage of net sales compared to the second quarter and first six months of 2010.

Total Operating Expenses

The decrease in total operating expenses of $87 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to the change in cost of sales of $96 million.

The increase in total operating expenses of $40 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to an increase in administrative and selling expenses of $43 million, driven primarily by the costs related to the acquisition of AST described above, and an increase in costs of sales of $24 million described above in Cost of Sales, partially offset by a decrease of $27 million in research and development expenses, primarily due to the timing of expected expenditures.

Operating Income

The increase in operating income of $336 million in the second quarter of 2011 compared with the second quarter of 2010 was primarily due to the UKBA Program Adjustment in the second quarter of 2010, as described in Commitments and Contingencies on page 41, which had an impact of $395 million, partially offset by higher expense of $46 million related to the FAS/CAS Adjustment described below in Segment Results.

The increase in operating income of $218 million in the first six months of 2011 compared with the first six months of 2010 was primarily due to the to the UKBA Program Adjustment in the first six months of 2010, which had an impact of $395 million, partially offset by higher expense of $93 million in the first six months of 2011 related to the FAS/CAS Adjustment described below in Segment Results and the UKBA LOC Adjustment in the first six months of 2011, as described in Commitments and Contingencies on page 41, which had an impact of $80 million.

Non-Operating (Income) Expense, Net

The increase in non-operating expense, net of $5 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to $10 million of higher interest expense, principally due to the issuance of $2.0 billion fixed rate long-term debt in the fourth quarter of 2010, partially offset by $3 million of higher year over year returns in the second quarter of 2011 on investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans.

The increase in non-operating expense, net of $15 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to $21 million of higher interest expense, principally due to the issuance of $2.0 billion fixed rate long-term debt in the fourth quarter of 2010.

Federal and Foreign Income Taxes

Our effective tax rate in the second quarter of 2011 was 30.6% compared to 29.4% in the second quarter of 2010. The increase of 1.2% was primarily due to the 2010 reduction in interest liability on an uncertain tax benefit, which increased the rate quarter over quarter by approximately 4.3%, and the impact of the 2010 UKBA Program Adjustment, as described in Commitments and Contingencies on page 41, on the domestic manufacturing deduction, which increased the rate quarter over quarter by approximately 3.2%. The increases were partially offset by the differences in the foreign tax rate differential, also impacted by the 2010 UKBA Program Adjustment, which decreased the rate quarter over quarter by approximately 4.4%, and the reinstatement of the U.S. research and development tax credit, which decreased the rate quarter over quarter by approximately 1.0%. The reinstatement of the U.S. research and development tax credit occurred in December 2010, therefore there was no benefit recorded in the three months ended June 27, 2010. Our effective tax rate in the second quarter of 2011 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.4%, and the U.S. research and development tax credit, which decreased the rate by approximately 1.0%. Our effective tax rate in the second quarter of 2010 was lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 5.6%, and the reduction in interest liability on an uncertain tax benefit, which decreased the rate by approximately 4.3%. The decreases in 2010 were partially offset by the foreign tax rate differential, which increased the rate by approximately 4.3%.

Our effective tax rates in the first six months of 2011 and 2010 were 30.2% and 31.4%, respectively. The decrease of 1.2% was primarily due to the impact of the 2010 UKBA Program Adjustment, as described in Commitments and Contingencies on page 41, on the foreign tax rate differential, which decreased the rate period over period by approximately 1.3%, and the U.S. research and development tax credit, which decreased the rate period over period by approximately 1.0%. The decreases were partially offset by the 2010 reduction in interest liability on an uncertain tax benefit, which increased the rate period over period by approximately 1.4%. Our effective tax rate in the first six months of 2011 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.4%, the U.S. research and development tax credit, which decreased the rate by approximately 1.0%, and an interest recalculation refund claim filed in the first quarter of 2011, which decreased the rate by approximately 0.5%. Our effective tax rate in the first six months of 2010 was lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 3.1%, and the reduction in interest liability on an uncertain tax benefit, which decreased the rate by approximately 1.4%. The decreases in 2010 were partially offset by the foreign tax rate differential, which increased the rate by approximately 1.2%.

Primarily as a result of the receipt of approval by the Joint Committee on Taxation received on July 22, 2011 relating to the 2006-2008 IRS examination cycle, we expect that the effective tax rate in the third quarter and full year of 2011 will be favorably impacted by approximately $55 million, including $9 million of interest.

Income from Continuing Operations

The increase in income from continuing operations of $226 million in the second quarter of 2011 compared to the second quarter of 2010 was due to the $336 million increase in operating income, partially offset by a $105 million increase in federal and foreign income taxes as described above and the $5 million increase in non-operating expenses, net.

The increase in income from continuing operations of $153 million in the first six months of 2011 compared to the first six months of 2010 was due to the $218 million increase in operating income, partially offset by a $50 million increase in federal and foreign income taxes as described above and the $15 million increase in non-operating expenses, net.

Income (loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax remained relatively consistent as a percentage of net sales in the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010.

Net Income

The increase in net income of $230 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to the increase in income from continuing operations described above.

The increase in net income of $166 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to the increase in income from continuing operations described above.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders

Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the three months ended July 3, 2011 and June 27, 2010 was as follows:

	Three Months Ended
(In millions, except per share amounts)	July 3, 2011	June 27, 2010
Income from continuing operations attributable to Raytheon Company	$438	$212
Diluted weighted average shares outstanding	357.1	383.1

Diluted EPS from continuing operations attributable to Raytheon Company	$1.23	$0.56

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.67 in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to the activity described above. In addition, diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders was also effected by common stock share activity, as shown in the table below.

	Three Months Ended
(Shares in millions)	July 3, 2011	June 27, 2010
Beginning balance	354.6	378.4
Warrants exercised	2.9	2.4
Stock plan activity	2.3	1.9
Treasury stock repurchases	(6.4)	(8.7)

Ending balance	353.4	374.0

Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the six months ended July 3, 2011 and June 27, 2010 was as follows:

	Six Months Ended
(In millions, except per share amounts)	July 3, 2011	June 27, 2010
Income from continuing operations attributable to Raytheon Company	$821	$665
Diluted weighted average shares outstanding	358.9	383.7

Diluted EPS from continuing operations attributable to Raytheon Company	$2.29	$1.73

The increase in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders of $0.56 in the first six months of 2011 compared to the first six months of 2010 was primarily due to the activity described above. In addition, diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders was also effected by common stock share activity, as shown in the table below.

	Six Months Ended
(Shares in millions)	July 3, 2011	June 27, 2010
Beginning balance	359.4	377.9
Warrants exercised	3.3	6.7
Stock plan activity	3.2	3.6
Treasury stock repurchases	(12.5)	(14.2)

Ending balance	353.4	374.0

Warrants to purchase 5.3 million shares of our common stock, with an exercise price of $37.50 per share and an expiration date in June 2011, were outstanding and included in our calculations of diluted EPS at June 27, 2010. As of July 3, 2011, all of these warrants had expired or been exercised. During the second quarter of 2011, approximately 2 million warrants expired unexercised which had no impact to our financial position, results of operations or liquidity.

Diluted Earnings per Share Attributable to Raytheon Company Common Stockholders

The increase in diluted earnings per share attributable to Raytheon Company common stockholders of $0.68 and $0.59 in the second quarter and the first six months of 2011 compared to the second quarter and the first six months of 2010, respectively, was primarily due to the decrease in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders described above.

Adjusted EPS

Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the earnings per share impact of the FAS/CAS Adjustment tax effected at the federal statutory rate of 35% and, from time to time, certain other items. In addition to the FAS/CAS Adjustment, six months ended July 3, 2011 Adjusted EPS also excludes the earnings per share impact of the UKBA LOC Adjustment tax effected at the blended global tax rate of approximately 29%, as described in Commitments and Contingencies on page 41. In addition to the FAS/CAS Adjustment, three months ended and six months ended June 27, 2010 Adjusted EPS also excludes the earnings per share impact of the UKBA Program Adjustment tax effected at the blended global tax rate of approximately 30.6%, as previously disclosed. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting the Company’s financial performance and believes that it provides additional insights into the Company’s underlying business performance. We also believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and postretirement benefit costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to, and not a substitute for, financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding. Adjusted EPS was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.23	$0.56	$2.29	$1.73
Earnings per share impact of FAS/CAS Adjustment	0.16	0.08	0.32	0.15
Earnings per share impact of UKBA Program Adjustment	—	0.71	—	0.72
Earnings per share impact of UKBA LOC Adjustment	—	—	0.16	—

Adjusted EPS	$1.39	$1.34	$2.77	$2.59

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

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Integrated Defense Systems	$1,272	$1,352	$2,491	$2,688
Intelligence and Information Systems	752	472	1,502	1,202
Missile Systems	1,366	1,415	2,695	2,776
Network Centric Systems	1,135	1,205	2,256	2,381
Space and Airborne Systems	1,344	1,197	2,609	2,292
Technical Services	851	834	1,650	1,635
Corporate and Eliminations	(498)	(502)	(919)	(948)

Total	$6,222	$5,973	$12,284	$12,026

	Three Months Ended		Six Months Ended
Operating Income (In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Integrated Defense Systems	$203	$218	$396	$426
Intelligence and Information Systems	55	(330)	27	(282)
Missile Systems	151	162	306	319
Network Centric Systems	170	164	330	327
Space and Airborne Systems	176	169	332	325
Technical Services	72	71	153	138
FAS/CAS Adjustment	(90)	(44)	(179)	(86)
Corporate and Eliminations	(56)	(65)	(93)	(113)

Total	$681	$345	$1,272	$1,054

	Three Months Ended		Six Months Ended
Bookings (In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Integrated Defense Systems	$2,306	$831	$2,942	$1,566
Intelligence and Information Systems	757	648	1,585	2,369
Missile Systems	1,315	1,280	2,209	2,998
Network Centric Systems	896	964	1,756	1,928
Space and Airborne Systems	1,039	1,231	2,389	2,041

Technical Services	1,108	947	1,643	1,525

Total	$7,421	$5,901	$12,524	$12,427

Included in bookings were international bookings of $2,651 million and $1,059 million in the second quarter of 2011 and 2010, respectively, and $4,089 million and $1,912 million in the first six months of 2011 and 2010, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 36% and 18% of total bookings in the second quarter of 2011 and 2010, respectively, and 33% and 15% in the first six months of 2011 and 2010, respectively. The increase in international bookings was primarily due to a $1.7 billion award at IDS related to an upgrade to the Patriot Air and Missile Defense System for the Kingdom of Saudi Arabia, as described below.

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

	Funded Backlog		Total Backlog
(In millions)	July 3, 2011	Dec. 31, 2010	July 3, 2011	Dec. 31, 2010
Integrated Defense Systems	$5,803	$6,433	$9,022	$8,473
Intelligence and Information Systems	862	725	4,370	4,319
Missile Systems	5,842	6,385	7,736	8,212
Network Centric Systems	3,422	3,740	4,366	4,912
Space and Airborne Systems	3,161	3,266	6,070	5,981
Technical Services	1,847	2,083	2,917	2,654

Total	$20,937	$22,632	$34,481	$34,551

Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). Revenue is generally not recognized on backlog until funded. Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ). Both funded and unfunded backlog are affected by changes in foreign exchange rates.

Integrated Defense Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	July 3, 2011	June 27, 2010	% Change	July 3, 2011	June 27, 2010	% Change
Total Net Sales	$1,272	$1,352	-5.9%	$2,491	$2,688	-7.3%
Total Operating Expenses	1,069	1,134	-5.7%	2,095	2,262	-7.4%
Operating Income	203	218	-6.9%	396	426	-7.0%
Operating Margin	16.0%	16.1%		15.9%	15.8%
Bookings	$2,306	$831	177.5%	$2,942	$1,566	87.9%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $80 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to $75 million of lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy’s extension of the program schedule. The decrease in operating expenses of $65 million in the second quarter of 2011 compared to the second quarter of 2010 was driven primarily by the activity in the program described above.

The decrease in net sales of $197 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to $178 million of lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy’s extension of the program schedule. The decrease in operating expenses of $167 million in the first six months of 2011 compared to the first six months of 2010 was driven primarily by the activity in the program described above.

Operating Income and Margin. The decrease in operating income of $15 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to decreased volume, which had an impact of $10 million, driven primarily by the program described above, and $9 million from a change in contract mix principally due to lower net sales on international Patriot programs. Operating margin in the second quarter of 2011 remained relatively consistent with the second quarter of 2010.

The decrease in operating income of $30 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to decreased volume, which had a $22 million impact on operating income, driven primarily by the program described above. Operating margin in the first six months of 2011 remained relatively consistent with the first six months of 2010.

Backlog and Bookings. Backlog was $9,022 million at July 3, 2011 compared to $8,473 million at December 31, 2010. The increase in backlog of $549 million or 6.5% at July 3, 2011 compared to December 31, 2010 and the increase in bookings of $1,475 million in the second quarter of 2011 compared to the second quarter of 2010 were primarily due to an award to upgrade the Patriot Air and Missile Defense System to the latest Configuration-3 for the Kingdom of Saudi Arabia. On June 19, 2011, we received a signed and effective contract from the Kingdom of Saudi Arabia Ministry of Defense and Aviation and recorded $1,698 million in bookings for this contract. This contract is subject to customary terms and conditions, including successful completion of the US export requirements process, which is expected shortly. In the second quarter of 2010, IDS booked $317 million to provide advanced Patriot air and missile defense capability for an international customer.

The increase in bookings of $1,376 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to the $1,698 million award to upgrade the Patriot Air and Missile Defense System to the latest Configuration-3 for the Kingdom of Saudi Arabia, as described above. In addition to the bookings noted above, in the first six months of 2011, IDS booked $131 million to provide engineering services support for a Patriot air and missile defense program for U.S. and international customers and $107 million for development on the competitively awarded Space Fence program for the U.S. Air Force. In addition to the booking noted above, in the first six months of 2010, IDS booked $162 million to provide engineering services support for a Patriot air and missile defense program for U.S. and international customers and $131 million on the Zumwalt-class destroyer program for the U.S. Navy, which included initial funding for the third ship.

Intelligence and Information Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	July 3, 2011	June 27, 2010	% Change	July 3, 2011	June 27, 2010	% Change
Total Net Sales	$752	$472	59.3%	$1,502	$1,202	25.0%
Total Operating Expenses	697	802	-13.1%	1,475	1,484	-0.6%
Operating Income	55	(330)	116.7%	27	(282)	109.6%
Operating Margin	7.3%	-69.9%		1.8%	-23.5%
Bookings	$757	$648	16.8%	$1,585	$2,369	-33.1%

Total Net Sales and Total Operating Expenses. The increase in net sales of $280 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to the difference in net sales from the UKBA Program. Net sales from the UKBA Program in the second quarter of 2010 were lower than the second quarter of 2011 by $284 million, primarily driven by the UKBA Program Adjustment, as described in Commitments and Contingencies on page 41, which negatively impacted net sales by $316 million. The remaining change in net sales was spread across numerous programs, with no individual or common significant driver. The decrease in operating expenses of $105 million in the second quarter of 2011 compared to the second quarter of 2010 was driven primarily by $79 million in operating expenses related to the UKBA Program Adjustment in the second quarter of 2010.

The increase in net sales of $300 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to the difference in net sales from the UKBA Program. Net sales from the UKBA Program in the first six months of 2010 were lower than the first six months of 2011 by $286 million, primarily driven by the UKBA Program Adjustment, which negatively impacted net sales by $316 million. Also included in the increase in net sales was $76 million of higher net sales on a GPS command, control, and mission capabilities program awarded in the first quarter of

2010 as a result of scheduled design and build efforts. The remaining change in net sales was spread across numerous programs, with no individual or common significant driver. Operating expenses in the first six months of 2011 remained relatively consistent with the first six months of 2010. Included in operating expenses in the first six months of 2011 was $80 million related to the UKBA LOC Adjustment, as described in Commitments and Contingencies on page 41. Included in operating expenses in the first six months of 2010 was $79 million related to the UKBA Program Adjustment.

Operating Income and Margin. The increase in operating income of $385 million and the increase in operating margin in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to the UKBA Program Adjustment in the second quarter of 2010, which had an impact of $395 million. IIS operating income in the second quarter of 2011 included $6 million of legal fees and other period expenses incurred in connection with the UKBA program dispute and arbitration. IIS’ operating income was also reduced by approximately $4 million in the second quarter of 2011 and $5 million in the second quarter of 2010 by certain cyber security related acquisition costs and investments.

The increase in operating income of $309 million and the increase in operating margin in the first six months of 2011 compared to the first six months of 2010 was primarily due to the UKBA Program Adjustment in the first six months of 2010, which had an impact of $395 million, partially offset by the UKBA LOC Adjustment in the first six months of 2011, as described in Commitments and Contingencies on page 41, which had an impact of $80 million. IIS operating income for the first six months of 2011 included $10 million of legal fees and other period expenses incurred in connection with the UKBA program dispute and arbitration. IIS’ operating income was also reduced by approximately $8 million in the first six months of 2011 and $10 million in the first six months of 2010 by certain cyber security related acquisition costs and investments.

Backlog and Bookings. Backlog was $4,370 million at July 3, 2011 compared to $4,319 million at December 31, 2010. Bookings increased $109 million in the second quarter of 2011 compared to the second quarter of 2010. In the second quarter of 2011, IIS booked $481 million on a number of classified contracts compared to $371 million in the second quarter of 2010. Also in the second quarter of 2011, IIS booked $85 million for development on the Global Positioning System Advanced Control Segment (GPS-OCX) program for the U.S. Air Force. In the second quarter of 2010, IIS also booked $80 million on the Earth Observing System Data and Information System (EOSDIS) Maintenance and Development (EMD) program for NASA.

The decrease in bookings of $784 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to the bookings on GPS-OCX in the first six months of 2010 described below. In addition to the bookings noted above, in the first six months of 2011, IIS booked $347 million on the Joint Polar Satellite system (JPSS) program for the National Aeronautics and Space Administration (NASA) as well as $326 million on a number of classified contracts. In addition to the bookings noted above, in the first six months of 2010, IIS booked an $886 million award on a contract to develop the next-generation GPS-OCX for the U.S. Air Force and $624 million on a number of classified contracts, including $340 million on a major classified program.

Missile Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	July 3, 2011	June 27, 2010	% Change	July 3, 2011	June 27, 2010	% Change
Total Net Sales	$1,366	$1,415	-3.5%	$2,695	$2,776	-2.9%
Total Operating Expenses	1,215	1,253	-3.0%	2,389	2,457	-2.8%
Operating Income	151	162	-6.8%	306	319	-4.1%
Operating Margin	11.1%	11.4%		11.4%	11.5%
Bookings	$1,315	$1,280	2.7%	$2,209	$2,998	-26.3%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $49 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to $52 million of lower net sales on the Standard Missile-2 (SM-2) program, principally from lower volume driven by scheduled lower production build rates. The decrease in operating expenses of $38 million in the second quarter of 2011 compared to the second quarter of 2010 was driven primarily by the activity in the program described above.

The decrease in net sales of $81 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to $101 million of lower net sales on the SM-2 program, principally from lower volume driven by scheduled lower production build rates and $63 million of lower net sales on the Evolved Sea Sparrow Missile (ESSM) program, principally from lower volume driven by scheduled lower production build rates, partially offset by $61 million of higher net sales on a joint U.S. Air Force and U.S. Navy munitions program awarded in the fourth quarter of 2010, principally from scheduled volume increases. The decrease in operating expenses of $68 million in the first six months of 2011 compared to the first six months of 2010 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The decrease in operating income of $11 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to lower volume, which had a $7 million impact on operating income, and overall program performance, which had a $3 million decrease on operating income. Included in program performance is a $15 million charge related to an estimated contract settlement based upon the status of negotiations in the quarter. Operating margin remained relatively consistent in the second quarter of 2011 compared to the second quarter of 2010.

The decrease in operating income of $13 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to lower volume, which had an $11 million impact on operating income. Included in operating income for the first six months of 2011 is a $15 million charge related to an estimated contract settlement based upon the status of negotiations in the second quarter. Operating margin in the first six months of 2011 remained relatively consistent with the first six months of 2010.

Backlog and Bookings. Backlog was $7,736 million at July 3, 2011 compared to $8,212 million at December 31, 2010. The decrease in backlog of $476 million or 5.8% was primarily due to lower bookings in the first quarter of 2011.

Bookings increased $35 million in the second quarter of 2011 compared to the second quarter of 2010. In the second quarter of 2011, MS booked $315 million for the development of Standard Missile-3 (SM-3) for the Missile Defense Agency (MDA). MS also booked $200 million for production of Standard Missile-6 (SM-6) for the U.S. Navy, $91 million for production of Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force and $81 million for the production of Tube-launched, Optically-tracked, Wireless-guided (TOW) missiles for the U.S. Army. In the second quarter of 2010, MS booked $234 million for SM-3 for the MDA, $223 million for the Phalanx Weapons System for the U.S. Navy, the U.S. Army and international customers, $150 million for the MALD program for the U.S. Air Force, $123 million for ESSM for the U.S. Navy and international customers, $84 million for the production of SM-2 for the U.S. Navy and an international customer and $81 million for the production of AIM-9X short range air-to-air missiles for the U.S. Navy and international customers.

The decrease in bookings of $789 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to the changes in bookings described below. In addition to bookings noted above, in the first six months of 2011, MS booked $375 million for the development and production of SM-3 for the MDA. MS also booked $177 million for the production of Excalibur for the U.S. Army and an international customer. In addition to the bookings noted above, in the first six months of 2010, MS booked $535 million on a classified program, $212 million for the development of SM-3 and $111 million for development work on the Exoatmospheric Kill Vehicle (EKV) program for the MDA, $207 million for the production of SM-2 for an international customer and the U.S. Navy, $203 million for the production of Tomahawk missiles for the U.S. Navy, $102 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy and $95 million for the production of TOW missiles for international customers and the U.S. Army.

Network Centric Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	July 3, 2011	June 27, 2010	% Change	July 3, 2011	June 27, 2010	% Change
Total Net Sales	$1,135	$1,205	-5.8%	$2,256	$2,381	-5.2%
Total Operating Expenses	965	1,041	-7.3%	1,926	2,054	-6.2%
Operating Income	170	164	3.7%	330	327	0.9%
Operating Margin	15.0%	13.6%		14.6%	13.7%
Bookings	$896	$964	-7.1%	$1,756	$1,928	-8.9%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $70 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to $56 million of lower net sales on U.S. Army sensor programs due to a planned decline in production and $34 million of lower net sales on a combat vehicle sensor program, principally from lower volume, due to a program restructuring and recent termination for convenience. The decrease in operating expenses of $76 million in the second quarter of 2011 compared to the second quarter of 2010 was driven primarily by the activity in the programs described above.

The decrease in net sales of $125 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to $162 million of lower net sales on U.S. Army sensor programs due to a planned decline in production.

The decrease in operating expenses of $128 million in the first six months of 2011 compared to the first six months of 2010 was driven primarily by the activity in the program described above.

Operating Income and Margin. The increase in operating income of $6 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to a change in contract mix, which had an impact of $17 million, principally driven by higher domestic and international acoustic sensor systems sales, offset by the decreased volume, which had an impact of $10 million. The increase in operating margin in the second quarter of 2011 as compared to the second quarter of 2010 was primarily due to the favorable contract mix described above.

The increase in operating income of $3 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to a change in contract mix, which had an impact of $14 million, principally driven by higher domestic and international acoustic sensor systems sales and overall improved program performance, which had an impact of $7 million, offset by the decreased volume, which had an impact of $18 million. The increase in operating margin in the first six months of 2011 as compared to the first six months of 2010 was primarily due to the favorable contract mix described above.

Backlog and Bookings. Backlog was $4,366 million at July 3, 2011 compared to $4,912 million at December 31, 2010. Bookings decreased by $68 million in the second quarter of 2011 compared to the second quarter of 2010. In the second quarter of 2011, NCS booked $99 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) program for the U.S. Army. In the second quarter of 2010, NCS booked $100 million for an international command and control program.

Bookings decreased by $172 million in the first six months of 2011 compared to the first six months of 2010. In addition to the booking noted above, in the first six months of 2010, NCS booked $138 million for the LRAS3 program for the U.S. Army.

Space and Airborne Systems

	Three Months Ended			Six Months Ended
(In millions, except percentages)	July 3, 2011	June 27, 2010	% Change	July 3, 2011	June 27, 2010	% Change
Total Net Sales	$1,344	$1,197	12.3%	$2,609	$2,292	13.8%
Total Operating Expenses	1,168	1,028	13.6%	2,277	1,967	15.8%
Operating Income	176	169	4.1%	332	325	2.2%
Operating Margin	13.1%	14.1%		12.7%	14.2%
Bookings	$1,039	$1,231	-15.6%	$2,389	$2,041	17.1%

Total Net Sales and Total Operating Expenses. The increase in net sales of $147 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to $56 million of higher net sales related to RAST, which we acquired in the first quarter of 2011, $49 million of higher volume on intelligence, surveillance and reconnaissance systems programs due to increased bookings over the last few years driven by customer demand for these capabilities and $32 million of higher volume, as planned, as production work increased on an international airborne tactical radar program awarded in the first six months of 2010. The increase in operating expenses of $140 million in the second quarter of 2011 compared to the second quarter of 2010 was driven primarily by the activity in the programs described above.

The increase in net sales of $317 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to $128 million of higher volume on intelligence, surveillance and reconnaissance systems programs due to increased bookings over the last few years driven by customer demand for these capabilities, $97 million of higher net sales related to RAST, which we acquired in the first quarter of 2011, and $76 million from higher volume, as planned, as production work increased on an international airborne tactical radar program awarded in the first six months of 2010. The increase in operating expenses of $310 million in the first six months of 2011 compared to the first six months of 2010 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The increase in operating income of $7 million in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to increased volume, which had an impact of $16 million and overall improved program performance spread across numerous programs with no individual or common significant driver, which had an impact of $12 million, partially offset by a change in contract mix principally driven by decreased volume on certain international programs, which had an impact of $11 million, and $10 million of acquisition-related costs for RAST. The decrease in operating margin in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to the acquisition-related costs and the contract mix described above.

The increase in operating income of $7 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to increased volume, which had an impact of $36 million, and overall improved program performance of $5 million, partially offset by $23 million of acquisition-related costs for RAST and a change in contract mix principally driven by decreased volume on certain international programs, which had an impact of $12 million. The decrease in operating margin in the first six months of 2011 compared to the first six months of 2010 was primarily due to the acquisition-related costs and the contract mix described above.

Backlog and Bookings. Backlog was $6,070 million at July 3, 2011 compared to $5,981 million at December 31, 2010. Bookings decreased by $192 million in the second quarter of 2011 compared to the second quarter of 2010. In the second quarter of 2011, SAS booked $160 million on a number of classified programs, $109 million on an international program award and $79 million for the production of Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and Air National Guard. In the second quarter of 2010, SAS booked $563 million on a number of classified contracts, including $355 million on a major classified program, and $160 million on two tactical radar programs.

The increase in bookings of $348 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to a $782 million international program award in the first six months of 2011. In addition to the bookings noted above, in the first six months of 2011, SAS booked $150 million on a number of classified programs. In addition to the bookings noted above, in the first six months of 2010, SAS booked $90 million for the production of Advanced Countermeasures Electronic System (ACES) for an international customer.

Technical Services

	Three Months Ended			Six Months Ended
(In millions, except percentages)	July 3, 2011	June 27, 2010	% Change	July 3, 2011	June 27, 2010	% Change
Total Net Sales	$851	$834	2.0%	$1,650	$1,635	0.9%
Total Operating Expenses	779	763	2.1%	1,497	1,497	—%
Operating Income	72	71	1.4%	153	138	10.9%
Operating Margin	8.5%	8.5%		9.3%	8.4%
Bookings	$1,108	$947	17.0%	$1,643	$1,525	7.7%

Total Net Sales and Total Operating Expenses. Net sales and operating expenses in the second quarter and first six months of 2011 remained relatively consistent with the second quarter and first six months of 2010.

Operating Income and Margin. Operating income and margin in the second quarter of 2011 remained relatively consistent with the second quarter of 2010.

The increase in operating income of $15 million in the first six months of 2011 compared to the first six months of 2010 was primarily due to overall improved program performance, which had a $14 million impact on operating income. The improved program performance was primarily driven by cost efficiencies associated with various training programs, which had a $7 million impact on operating income, the majority of which was on programs nearing completion, and improvements driven by a contract modification and a contract extension, which had a $6 million impact on operating income. The increase in operating margin in the first six months of 2011 compared to the first six months of 2010 was primarily due to the improved program performance described above.

Backlog and Bookings. Backlog was $2,917 million at July 3, 2011 compared to $2,654 million at December 31, 2010.

Bookings increased by $161 million in the second quarter of 2011 compared to the second quarter of 2010. In the second quarter of 2011, TS booked $612 million on domestic training programs and $119 million on foreign training programs in support of the Warfighter FOCUS activities. In the second quarter of 2011, TS also booked $100 million with Australia for base operations, maintenance and support services at the Harold E. Holt Naval Communications station. In the second quarter of 2010, TS booked $399 million on domestic training programs and $136 million on foreign training programs in support of the Warfighter FOCUS activities and $95 million to provide operational and logistics support to the National Science Foundation (NSF) Office of Polar Programs.

Bookings increased by $118 million in the first six months of 2011 compared to the first six months of 2010. In addition to the bookings noted above, in the first six months of 2011, TS booked $87 million on domestic training programs and $63 million on foreign training programs in support of the Warfighter FOCUS activities and $150 million to provide operational and logistics support to the NSF Office of Polar Programs. In addition to the bookings noted above, in the first six months of 2010, TS booked $155 million on domestic training programs and $25 million on foreign training programs in support of the Warfighter FOCUS activities, $88 million on the Security Equipment Integration Services (SEIS) contract for the Transportation Security Administration (TSA) and $78 million to provide operational and logistics support to the NSF Office of Polar Programs.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
FAS/CAS Pension Adjustment	$(89)	$(55)	$(179)	$(108)
FAS/CAS PRB Adjustment	(1)	11	—	22

FAS/CAS Adjustment	$(90)	$(44)	$(179)	$(86)

The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
FAS expense	$(271)	$(215)	$(544)	$(429)
CAS expense	182	160	365	321

FAS/CAS Pension Adjustment	$(89)	$(55)	$(179)	$(108)

The increase in our FAS/CAS Pension Adjustment of $34 million in the second quarter of 2011 compared to the second quarter of 2010 and $71 million in the first six months of 2011 compared to the first six months of 2010 was driven primarily by approximately $36 million and $71 million, respectively, from the amortization differences of the net unrecognized liability between FAS and CAS, which was principally attributable to the negative 2008 asset returns.

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

Our FAS/CAS PRB Adjustment was an expense of $1 million in the second quarter of 2011 versus $11 million of income in the second quarter of 2010, and an expense of less than $1 million in the first six months of 2011 versus $22 million of income in the first six months of 2010. The decrease of $12 million and $22 million in the second quarter and first six months of 2011, respectively, was primarily due to the expiration of historical amortization under FAS of previous benefit modifications.

Corporate and Eliminations

Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio.

The components of net sales related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Intersegment sales eliminations	$(519)	$(512)	$(950)	$(960)
Corporate	21	10	31	12

Total	$(498)	$(502)	$(919)	$(948)

The Corporate net sales increased for the second quarter and first six months of 2011 due to higher sales of residual commuter aircraft.

The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Intersegment profit eliminations	$(53)	$(48)	$(91)	$(87)
Corporate	(3)	(17)	(2)	(26)

Total	$(56)	$(65)	$(93)	$(113)

Corporate operating income was positively impacted by $13 million and $18 million for the second quarter and first six months of 2011, respectively, due to the results from our residual commuter aircraft portfolio.

Discontinued Operations

In pursuing our business strategies, we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At July 3, 2011 and December 31, 2010, we had $31 million and $41 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At July 3, 2011 and December 31, 2010, we had $53 million and $113 million, respectively, of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

In the divestiture of Flight Options LLC (Flight Options), Raytheon agreed to indemnify Flight Options in the event Flight Options was assessed and paid excise taxes. In the fourth quarter of 2010, Internal Revenue Service (IRS) appeals proceedings failed to resolve the federal excise tax dispute, and as a result, the IRS assessed Flight Options for excise taxes. As a result, in the fourth quarter of 2010 we recorded a $39 million charge, net of federal tax benefit, in discontinued operations. In the first quarter of 2011, Flight Options paid the assessment. On behalf of Flight Options, we intend to vigorously contest the matter through litigation and, if successful, we would be entitled to recover substantially all of the amounts paid. We also have certain income tax obligations relating to these disposed businesses.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at July 3, 2011 and December 31, 2010:

(In millions)	July 3, 2011	Dec. 31, 2010
Cash and cash equivalents	$2,116	$3,638
Working capital	2,736	2,862
Amount available under credit facilities	1,497	1,497

The decrease of $1,522 million in cash and cash equivalents at July 3, 2011 compared to December 31, 2010 was primarily due to repurchases of our common stock, the acquisition of Applied Signal Technology, Inc., and the timing of payments, as described below.

Operating Activities

	Six Months Ended
(In millions)	July 3, 2011	June 27, 2010
Net cash (used in) provided by operating activities from continuing operations	$(22)	$657
Net cash (used in) provided by operating activities	(72)	659

The decrease of $ 731 million in net cash provided by operating activities in the first six months of 2011 compared to the first six months of 2010 was primarily due to approximately $250 million in higher payroll payments as a result of an extra payroll cycle in the second quarter of 2011, approximately $160 million due to the timing of customer advances, approximately $140 million as a result of timing of payments related to accounts payable, and $80 million as a result of the drawdown of the UKBA Program letters of credit, which was paid in the second quarter of 2011.

Tax Payments – In the first six months of 2011, we made $417 million in federal and net foreign tax payments and $40 million in net state tax payments. In the first six months of 2010, we made $373 million in federal and net foreign tax payments and $51 million in net state tax payments. We expect full year federal and foreign tax payments to be approximately $700 million in 2011 compared to $337 million in 2010. The increase in the expected full year federal and foreign tax payments in 2011 is primarily due to the level of pension contribution tax deductions in 2010 compared to those anticipated in 2011.

Pension Plan Contributions – We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. We made the following required contributions to our pension plans during the first six months of 2011 and 2010:

	Six Months Ended
(In millions)	July 3, 2011	June 27, 2010
Required contributions	$534	$574

We expect to make required contributions to our pension plans of approximately $1.1 billion in 2011. We did not make any discretionary contributions to our pension plans during the six months ended July 3, 2011 and June 27, 2010, however we periodically evaluate whether to make discretionary contributions. Effective January 1, 2011, we are subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period, as determined annually based upon the funded status at the beginning of each year. Additionally, the recognition of pension costs for government contractors under the CAS rules is required to be harmonized with the PPA. On May 10, 2010, the CAS Pension Harmonization Notice of Proposed Rulemaking (NPRM) was published in the Federal Register with a 60 day comment period. The NPRM is the third step in a four step regulatory process to implement a final CAS standard (Harmonization Rule) related to the recognition of pension costs for government contractors. Based upon the feedback received during the comment period, the CAS Board is expected to issue a final rule. At the time the rule is implemented, our estimate of future pension costs is expected to increase which will increase our estimated cost to complete each existing contract. The amounts of revenue and profit which are recognizable based upon our estimated percent complete and expected margins on our contracts, principally on our fixed price contracts in backlog, will be reduced. However, since the Harmonization Rule will be a mandatory change in cost accounting for government contractors, we will be entitled to an equitable adjustment for some portion of the increase in costs, which will partially offset the impact on revenue. Although it is not possible to determine the ultimate impact of the final rule since it has not yet been issued, we expect the rule to increase our CAS recovery and decrease our FAS/CAS expense in future periods and do not expect it to have a material effect on our financial condition, results of operations or liquidity in 2011.

Other postretirement benefit plan payments were $8 million and $10 million in the first six months of 2011 and 2010, respectively.

We made interest payments of $83 million and $58 million in the first six months of 2011 and 2010, respectively. The increase in interest payments in the first six months of 2011 compared to the first six months of 2010 was primarily due to the new 1.625% Note, new 3.125% Note, and new 4.875% Note offset by the debt repurchase of the 5.375% Note and 5.50% Note in the fourth quarter of 2010. Interest payments on these Notes commenced in the second quarter of 2011.

Investing Activities

	Six Months Ended
(In millions)	July 3, 2011	June 27, 2010
Net cash used in investing activities	$689	$151

The increase of $538 million in net cash used in investing activities in the first six months of 2011 compared to the first six months of 2010 was primarily due to the acquisition of Applied Signal Technology, Inc., as described below.

Additions to property, plant and equipment and capitalized internal use software were as follows:

	Six Months Ended
(In millions)	July 3, 2011	June 27, 2010
Additions to property, plant and equipment	$107	$109
Additions to capitalized internal use software	50	31

We expect our property, plant and equipment and internal use software expenditures to be approximately $390 million and $120 million, respectively, in 2011, consistent with the anticipated growth of our business and for specific investments including program capital assets and facility improvements.

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate.

On June 14, 2011, we acquired substantially all the assets of Ktech Corporation (Ktech) for $50 million in cash, exclusive of retention and management incentive payments. Ktech is in the business of pulsed power, directed energy, information technology and advanced manufacturing. The acquisition is part of our strategy to extend and enhance our Missile Systems (MS) offerings. In connection with this transaction we have preliminarily recorded $34 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, and $8 million of intangible assets. We expect to complete the purchase price allocation process in the third quarter of 2011. Pro forma financial information has not been provided for this acquisition since it is not material.

On January 31, 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST) for $500 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. RAST provides advanced intelligence, surveillance, and reconnaissance solutions to enhance global security. The acquisition is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets. In connection with this acquisition, we recorded $387 million of goodwill, all of which was allocated to the Company’s SAS segment, primarily related to expected synergies from combining operations and the value of RAST’s assembled workforce, and $89 million in intangible assets, primarily related to contractual relationships, license agreements and trade names with a weighted average life of 7 years.

In January 2010, we acquired substantially all of the assets of an Australian company, Compucat Research Pty. Ltd., at Intelligence and Information Systems for $12 million in cash, which enhances our information security and cybersecurity capabilities. In connection with this acquisition, we recorded $4 million of goodwill and $2 million of intangible assets.

Financing Activities

	Six Months Ended
(In millions)	July 3, 2011	June 27, 2010
Net cash used in financing activities	$761	$765

We have used cash provided by operating activities as our primary source for the payment of dividends and the repurchase of our common stock. Net cash used in financing activities remained relatively consistent in the first six months of 2011 compared to the first six months of 2010.

Stock Repurchases - Information on repurchases of our common stock under our share repurchase programs was as follows:

	Six Months Ended
(In millions)	July 3, 2011	June 27, 2010
Amount of stock repurchased	$625	$775
Shares of stock repurchased	12.5	14.2

In March 2010, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At July 3, 2011 we had approximately $0.8 billion available under this repurchase program. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Cash Dividends - Our Board of Directors authorized the following cash dividends:

	Six Months Ended
(In millions, except per share amounts)	July 3, 2011	June 27, 2010
Cash dividends per share	$0.86	$0.75
Total dividends paid	288	260

In March 2011, our Board of Directors authorized a 15% increase to our annual dividend payout rate from $1.50 to $1.72 per share. Dividends are subject to quarterly approval by our Board of Directors.

Capital Resources

Total debt was $3.6 billion at July 3, 2011 and December 31, 2010. Our outstanding debt bears contractual interest at fixed interest rates ranging from 1.625% to 7.2% and matures at various dates through 2040.

Cash and Cash Equivalents—Cash and cash equivalents were $2.1 billion and $3.6 billion at July 3, 2011 and December 31, 2010, respectively. We invest cash in U.S. Treasuries; commercial paper of financial institutions and corporations with a minimum long-term debt rating of AA- or Aa3 and minimum short-term debt rating of A-1 and P-1; AAA/Aaa rated money market funds; and bank certificates of deposit and time deposits with a minimum long-term debt rating of AA- or Aa3. Cash balances held at our foreign subsidiaries were approximately $550 million and $630 million at July 3, 2011 and December 31, 2010, respectively, and are deemed to be indefinitely reinvested.

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

Borrowings under these facilities bear interest at various rate options, including LIBOR plus a margin based on our credit default swap spread, with minimum and maximum margins that are adjusted for our credit ratings. Based on our credit ratings at July 3, 2011, borrowings under the $1.0 billion and $500 million facilities would bear interest at LIBOR plus 100 basis points and 75 basis points, respectively, the minimum margins. The credit facilities are comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the aggregate of the facilities. At July 3, 2011 and December 31, 2010, there were no borrowings outstanding under these credit facilities. However, we had $3 million of outstanding letters of credit at July 3, 2011 and December 31, 2010, which effectively reduced our borrowing capacity under these credit facilities.

Under these credit facilities, we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 50% and a ratio of consolidated earnings attributable to Raytheon Company before interest, taxes, depreciation and amortization to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with these covenants during the six months ended July 3, 2011 and the full-year 2010. Our ratio of total debt to total capitalization, as defined in the credit facilities, was 25.9% and 26.7% at July 3, 2011 and December 31, 2010, respectively. We are disclosing these ratios, which are financial covenants under our credit facilities, as these metrics are used by our lenders to monitor the Company’s leverage and debt service capacity and are also thresholds that limit our ability to utilize these two facilities.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity, including the $150 million Raytheon United Kingdom Limited facility described above. In addition, other uncommitted bank lines totaled approximately $2 million at July 3, 2011 and December 31, 2010. There were no amounts outstanding under these lines of credit at July 3, 2011 and December 31, 2010. Compensating balance arrangements are not material.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of July 3, 2011 to our short-term debt and long-term senior unsecured debt:

	Short-Term Debt	Long-Term Senior Debt		Date of Last Action
Rating Agency		Rating	Outlook
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	Baa1	Stable	March 2007
S&P	A-2	A -	Stable	September 2008

Shelf Registrations — We have an effective shelf registration statement, filed in October 2010, that covers the registration of debt securities, common stock, preferred stock, and warrants.

Commitments and Contingencies

Environmental Matters - We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our total estimated liability for environmental remediation costs includes the use of a discount rate and considers that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates of total remediation costs - undiscounted, weighted average risk-free rate, total remediation costs—discounted and recoverable portion were as follows:

(In millions, except percentages)	July 3, 2011	Dec. 31, 2010
Total remediation costs – undiscounted	$223	$225
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs – discounted	$158	$152
Recoverable portion	111	107

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

Financing Arrangements and Other - We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2021. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at July 3, 2011 and December 31, 2010 were as follows:

(In millions)	July 3, 2011	Dec. 31, 2010
Guarantees	$271	$281
Letters of Credit	1,209	1,067
Surety Bonds	224	213

Included in guarantees and letters of credit were $124 million and $268 million, respectively, at July 3, 2011, and $134 million and $256 million, respectively, at December 31, 2010, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At July 3, 2011, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at July 3, 2011. At July 3, 2011 and December 31, 2010, we had an estimated liability of $7 million and $9 million, respectively, related to guarantees and letters of credit.

Included in letters of credit at December 31, 2010 was approximately $80 million provided by Raytheon Systems Limited (RSL) to the UK Border Agency (UKBA) in connection with a UKBA program. On April 6, 2011, the UKBA drew approximately $80 million on the letters of credit as described below.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon program. Loan repayments by the Brazilian Government were current at July 3, 2011.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At July 3, 2011 the aggregate amount of our offset agreements had a notional value of approximately $5 billion. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require a cash payment, including transferring technology, providing manufacturing and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as purchasing supplies from in-country vendors, providing financial support for in-country projects, building or leasing facilities for in-country operations and making investments in local ventures. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the original amounts in the offset agreements. Offset programs usually extend over several years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

On July 22, 2010, RSL was notified by the UKBA that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we took the UKBA Program Adjustment to our estimated amount of revenue and costs under the program in the second quarter of 2010. The impact of the UKBA Program Adjustment reduced IIS’ total net sales and operating income by $316 million and $395 million, respectively, for the second quarter and first six months of 2010. The UKBA Program Adjustment also reduced total company diluted earnings per share from continuing operations by $0.71 and $0.72 in the second quarter and first six months of 2010, respectively. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $560 million based on foreign exchange rates as of July 3, 2011) for damages and clawback of previous payments, plus interest and arbitration costs. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $800 million based on foreign exchange rates as of July 3, 2011) against the UKBA for the collection of receivables and damages. RSL intends to pursue vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and will mount a strong defense to the UKBA’s alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL’s exit obligations to operate the previously delivered capability would end in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.

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

As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown, which is included in IIS’ operating expenses in the first quarter of 2011. The receivables and other assets remaining under the program for technology and services delivered decreased by $15 million from approximately $70 million at December 31, 2010 to approximately $55 million at July 3, 2011 due to collections on outstanding receivables. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

Accounting Standards

New pronouncements issued but not effective until after July 3, 2011 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information at July 3, 2011 and December 31, 2010 about our market risk exposure associated with changing interest and exchange rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of July 3, 2011

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In millions, except percentages)

Long-Term Debt		2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt	—	$—	$—	$—	$400	$3,258	$3,658	$3,806
Average interest rate	—%	—%	—%	—%	1.625%	4.962%	4.60%

As of December 31, 2010 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt		2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt	—	$—	$—	$—	$400	$3,258	$3,658	$3,783
Average interest rate	—%	—%	—%	—%	1.625%	4.962%	4.60%

The notional amounts of outstanding foreign currency forward contracts consisted of the following at:

	July 3, 2011		Dec. 31, 2010
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$338	$260	$370	$296
Canadian Dollars	216	77	220	51
Euros	147	33	165	32
All other	119	23	85	39

Total	$820	$393	$840	$418

Unrealized gains of $38 million and $45 million were included in other assets, net, and unrealized losses of $26 million and $41 million were included in other accrued expenses at July 3, 2011 and December 31, 2010, respectively. For foreign currency forward contracts designated and qualified for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of July 3, 2011.

Conclusion of Evaluation

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of July 3, 2011 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 22, 2010, RSL was notified by the UKBA that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amount of revenue and costs under the program in the second quarter of 2010 (UKBA Program Adjustment). The impact of the UKBA Program Adjustment reduced Intelligence and Information Systems’ (IIS) total net sales and operating income by $316 million and $395 million, respectively, for the second quarter and first six months of 2010. The UKBA Program Adjustment also reduced total company diluted earnings per share from continuing operations by $0.71 and $0.72 in the second quarter and first six months of 2010, respectively. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $560 million based on foreign exchange rates as of July 3, 2011) for damages and clawback of previous payments, plus interest and arbitration costs. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $800 million based on foreign exchange rates as of July 3, 2011) against the UKBA for the collection of receivables and damages. RSL intends to pursue vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and will mount a strong defense to the UKBA’s alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL’s exit obligations to operate the previously delivered capability would end in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.

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

As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown, which is included in IIS’ operating expenses in the first quarter of 2011. The receivables and other assets remaining under the program for technology and services delivered decreased by $15 million from approximately $70 million at December 31, 2010 to approximately $55 million at July 3, 2011 due to collections on outstanding receivables. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
April (April 4 - May 1, 2011)	—	$—	—	$1.1 billion
May (May 2 - May 29, 2011)	2,985,682	$49.30	2,844,443	$1.0 billion
June (May 30 - July 3, 2011)	3,876,624	$49.04	3,522,370	$0.8 billion

Total	6,862,306	$49.15	6,366,813

(1)	Includes shares purchased related to treasury activity under our stock plans. Such activity during the second quarter of 2011 includes the surrender by employees of 495,493 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.
(2)	In March 2010, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

ITEM 6.	EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.**

*	filed electronically herewith
**	furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYTHEON COMPANY

By:	/s/ Michael J. Wood
Michael J. Wood
Vice President, Controller and Chief Accounting Officer
Principal Accounting Officer

July 28, 2011