Form 10-Q
period 2011-10-02
RAYTHEON CO/
filed 2011-10-27
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-13699
________________________________________________________________________________
RAYTHEON COMPANY
(Exact name of registrant as specified in its charter)
________________________________________________________________________________

Delaware	95-1778500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
870 Winter Street, Waltham, Massachusetts 02451
(Address of principal executive offices) (Zip Code)
(781) 522-3000
(Registrant’s telephone number, including area code)
________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of October 24, 2011 was 346,100,000.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Oct 2, 2011	Dec 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$2,405	$3,638
Contracts in process, net	4,987	4,414
Inventories	423	363
Deferred taxes	148	266
Prepaid expenses and other current assets	149	141
Total current assets	8,112	8,822
Property, plant and equipment, net	1,958	2,003
Deferred taxes	121	106
Goodwill	12,468	12,045
Other assets, net	1,461	1,446
Total assets	$24,120	$24,422
LIABILITIES AND EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$2,044	$2,201
Accounts payable	1,349	1,538
Accrued employee compensation	1,080	901
Other accrued expenses	1,273	1,320
Total current liabilities	5,746	5,960
Accrued retiree benefits and other long-term liabilities	3,992	4,815
Deferred taxes	363	147
Long-term debt	3,612	3,610
Commitments and contingencies (Note 8)
Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 346 and 359 shares outstanding at October 2, 2011 and December 31, 2010, respectively, after deducting 156 and 136 treasury shares at October 2, 2011 and December 31, 2010, respectively.	3	4
Additional paid-in capital	11,640	11,406
Accumulated other comprehensive loss	(4,808)	(5,146)
Treasury stock, at cost	(7,838)	(6,900)
Retained earnings	11,258	10,390
Total Raytheon Company stockholders’ equity	10,255	9,754
Noncontrolling interests in subsidiaries	152	136
Total equity	10,407	9,890
Total liabilities and equity	$24,120	$24,422
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Net sales
Products	$5,131	$5,278	$15,441	$15,560
Services	1,001	994	2,975	2,738
Total net sales	6,132	6,272	18,416	18,298
Operating expenses
Cost of sales - products	3,982	4,119	12,186	12,426
Cost of sales - services	844	856	2,486	2,371
Administrative and selling expenses	428	394	1,293	1,216
Research and development expenses	153	154	454	482
Total operating expenses	5,407	5,523	16,419	16,495
Operating income	725	749	1,997	1,803
Interest expense	41	33	127	98
Interest income	(5)	(3)	(14)	(10)
Other (income) expense	14	(7)	15	(2)
Non-operating (income) expense, net	50	23	128	86
Income from continuing operations before taxes	675	726	1,869	1,717
Federal and foreign income taxes	166	77	527	388
Income from continuing operations	509	649	1,342	1,329
Income (loss) from discontinued operations, net of tax	1	88	2	76
Net income	510	737	1,344	1,405
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	9	9	21	24
Net income attributable to Raytheon Company	$501	$728	$1,323	$1,381
Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.43	$1.72	$3.73	$3.47
Income (loss) from discontinued operations, net of tax	—	0.24	—	0.20
Net income	1.43	1.96	3.73	3.67
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	1.43	1.71	3.71	3.43
Income (loss) from discontinued operations, net of tax	—	0.23	—	0.20
Net income	1.43	1.94	3.71	3.63
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$500	$640	$1,321	$1,305
Income (loss) from discontinued operations, net of tax	1	88	2	76
Net income	$501	$728	$1,323	$1,381
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Nine months ended October 2, 2011 and September 26, 2010 (In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss)	Treasury stock	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2009	$4	$10,991	$(4,824)	$(5,446)	$9,102	$9,827	$112	$9,939
Net income					1,381	1,381	24	1,405
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation			279			279		279
Impact to revalue unfunded projected benefit obligation			(89)			(89)		(89)
Foreign exchange translation			(27)			(27)		(27)
Cash flow hedges			(17)			(17)		(17)
Unrealized gain on investments			(2)			(2)		(2)
Comprehensive (loss) income						1,525	24	1,549
Dividends declared					(418)	(418)		(418)
Distributions and other activity related to noncontrolling interests							(9)	(9)
Common stock plans activity		118				118		118
Warrants exercised		250				250		250
Treasury stock activity				(1,202)		(1,202)		(1,202)
Balance at September 26, 2010	$4	$11,359	$(4,680)	$(6,648)	$10,065	$10,100	$127	$10,227

Balance at December 31, 2010	$4	$11,406	$(5,146)	$(6,900)	$10,390	$9,754	$136	$9,890
Net income					1,323	1,323	21	1,344
Other comprehensive income (loss)
Amortization of unfunded projected benefit obligation			392			392		392
Impact to revalue unfunded projected benefit obligation			(49)			(49)		(49)
Foreign exchange translation			(2)			(2)		(2)
Cash flow hedges			(3)			(3)		(3)
Comprehensive (loss) income						1,661	21	1,682
Dividends declared					(455)	(455)		(455)
Distributions and other activity related to noncontrolling interests							(5)	(5)
Common stock plans activity	(1)	111		(1)		109		109
Warrants exercised		123				123		123
Treasury stock activity				(937)		(937)		(937)
Balance at October 2, 2011	$3	$11,640	$(4,808)	$(7,838)	$11,258	$10,255	$152	$10,407
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010
Cash flows from operating activities
Net income	$1,344	$1,405
(Income) loss from discontinued operations, net of tax	(2)	(76)
Income from continuing operations	1,342	1,329
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	331	311
Stock-based compensation	72	88
Deferred income taxes	84	268
Collection of financing receivables	20	31
Tax benefit from stock-based awards	(14)	(18)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(677)	(273)
Inventories	(51)	31
Prepaid expenses and other current assets	(4)	(2)
Accounts payable	(199)	13
Income taxes receivable / payable	74	94
Accrued employee compensation	162	27
Other accrued expenses	(82)	67
Other long-term liabilities	(55)	(355)
Pension and other postretirement benefit plans	(260)	(489)
Other, net	94	(52)
Net cash provided by (used in) operating activities from continuing operations	837	1,070
Net cash provided by (used in) operating activities from discontinued operations	(48)	7
Net cash provided by (used in) operating activities	789	1,077
Cash flows from investing activities
Additions to property, plant and equipment	(197)	(184)
Proceeds from sales of property, plant and equipment	27	2
Additions to capitalized internal use software	(74)	(45)
Payments for purchases of acquired companies, net of cash acquired	(551)	(12)
Other	—	(1)
Net cash provided by (used in) investing activities	(795)	(240)
Cash flows from financing activities
Dividends paid	(440)	(401)
Repurchases of common stock	(937)	(1,200)
Proceeds from warrants exercised	123	250
Activity under common stock plans	20	12
Tax benefit from stock-based awards	14	18
Other	(7)	(9)
Net cash provided by (used in) financing activities	(1,227)	(1,330)
Net increase (decrease) in cash and cash equivalents	(1,233)	(493)
Cash and cash equivalents at beginning of the year	3,638	2,642
Cash and cash equivalents at end of period	$2,405	$2,149
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
We have evaluated subsequent events through the time of filing our Quarterly Report on Form 10-Q with the SEC.
2: Inventories
Inventories consisted of the following at:

(In millions)	Oct 2, 2011	Dec 31, 2010
Materials and purchased parts	$64	$63
Work in process	342	278
Finished goods	17	22
Total	$423	$363
We capitalize costs incurred in advance of contract award or funding in inventories if we determine contract award or funding is probable. To the extent these are pre-contract costs, start-up costs have been excluded. We included capitalized pre-contract and other deferred costs of $179 million and $116 million in inventories as work in process at October 2, 2011 and December 31, 2010, respectively.
3: Accounting Standards
New pronouncements issued but not effective until after October 2, 2011 are not expected to have a material impact on our financial position, results of operations or liquidity.
4: Acquisitions
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.
On June 14, 2011, we acquired substantially all the assets of Ktech Corporation (Ktech) for $51 million in cash, exclusive of retention and management incentive payments. Ktech is in the business of pulsed power, directed energy, information technology and advanced manufacturing. The acquisition is part of our strategy to extend and enhance our Missile Systems (MS) offerings. In connection with this transaction we have recorded $35 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, and $8 million of intangible assets. Pro-forma financial information has not been provided for this acquisition since it is not material.
On January 31, 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST), for $500 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. RAST provides advanced intelligence, surveillance and reconnaissance solutions to enhance global security. The acquisition is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets. Pro forma financial information has not been provided for this acquisition since it is not material.
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
A rollforward of our goodwill by segment was as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2010	$765	$1,698	$3,432	$2,616	$2,663	$871	$12,045
Acquisitions	—	—	35	—	387	—	422
Effect of foreign exchange rates and other	—	1	—	—	—	—	1
Balance at October 2, 2011	$765	$1,699	$3,467	$2,616	$3,050	$871	$12,468
5: Discontinued Operations
In pursuing our business strategies, we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.
We retained certain assets and liabilities of our previously disposed businesses. At October 2, 2011 and December 31, 2010, we had $28 million and $41 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At October 2, 2011 and December 31, 2010, we had $52 million and $113 million, respectively, of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

In the divestiture of Flight Options LLC (Flight Options), Raytheon agreed to indemnify Flight Options in the event Flight Options was assessed and paid excise taxes. In the fourth quarter of 2010, Internal Revenue Service (IRS) appeals proceedings failed to resolve the federal excise tax dispute, and as a result, the IRS assessed Flight Options for excise taxes. As a result, in the fourth quarter of 2010 we recorded a $39 million charge, net of federal tax benefit, in discontinued operations. In the first quarter of 2011, Flight Options paid the assessment. On behalf of Flight Options, we intend to vigorously contest the matter through litigation and, if successful, we would be entitled to recover substantially all of the amounts paid. We also have certain income tax obligations relating to disposed businesses.
6: Fair Value Measurements
The estimated fair value of certain financial instruments, including cash and cash equivalents, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $3,612 million and $3,610 million at October 2, 2011 and December 31, 2010, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of $4,146 million and $3,783 million at October 2, 2011 and December 31, 2010, respectively, was based on quoted market prices.
We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of October 2, 2011 and December 31, 2010. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended October 2, 2011 or the year ended December 31, 2010.
Assets and liabilities measured at fair value on a recurring basis consisted of the following at:

(In millions)	Level 1	Level 2	Level 3	Balances at Oct. 2, 2011
Assets
Marketable securities	$348	$—	$—	$348
Foreign currency forward contracts	28	—	—	28
Liabilities
Deferred compensation	218	—	—	218
Foreign currency forward contracts	37	—	—	37
(In millions)	Level 1	Level 2	Level 3	Balances at Dec. 31, 2010
Assets
Marketable securities	$344	$—	$—	$344
Foreign currency forward contracts	45	—	—	45
Liabilities
Deferred compensation	215	—	—	215
Foreign currency forward contracts	41	—	—	41
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
The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Oct 2, 2011	Dec 31, 2010	Oct 2, 2011	Dec 31, 2010
Derivatives designated as hedging instruments	$15	$32	$22	$28
Derivatives not designated as hedging instruments	13	13	15	13
Total	$28	$45	$37	$41

We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Effective Portion
Gain (loss) recognized in accumulated other comprehensive loss (AOCL)	$(12)	$8	$(1)	$2
Gain (loss) reclassified from AOCL to net sales	—	1	1	2
Gain (loss) reclassified from AOCL to cost of sales	4	4	10	27
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in cost of sales	$—	$—	$—	$—
We recognized the following pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Gain (loss) recognized in cost of sales	$(4)	$(2)	$3	$(7)
There were no interest rate swaps outstanding at October 2, 2011 or December 31, 2010.
The notional amounts of outstanding foreign currency forward contracts consisted of the following at:

	Oct 2, 2011		Dec 31, 2010
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$336	$286	$370	$296
Canadian Dollars	180	66	220	51
Euros	149	33	165	32
All other	97	15	85	39
Total	$762	$400	$840	$418
Buy amounts represent the U.S. Dollar equivalent of commitments to purchase foreign currencies and sell amounts represent the U.S. Dollar equivalent of commitments to sell foreign currencies. Foreign currency forward contracts that do not involve U.S. Dollars have been converted to U.S. Dollars for disclosure purposes.
Our foreign currency forward contracts contain off-set, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At October 2, 2011, and December 31, 2010, these netting provisions effectively reduced our exposure to approximately $11 million and $4 million, respectively, which is spread across numerous highly rated counterparties.
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

(In millions, except percentages)	Oct 2, 2011	Dec 31, 2010
Total remediation costs – undiscounted	$228	$225
Weighted average risk-free rate	5.7%	5.6%
Total remediation costs – discounted	$158	$152
Recoverable portion	110	107
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
Financing Arrangements and Other - We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2021. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at October 2, 2011 and December 31, 2010 were as follows:

(In millions)	Oct 2, 2011	Dec 31, 2010
Guarantees	$244	$281
Letters of Credit	1,308	1,067
Surety Bonds	233	213
Included in guarantees and letters of credit were $97 million and $260 million, respectively, at October 2, 2011, and $134 million and $256 million, respectively, at December 31, 2010, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At October 2, 2011, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at October 2, 2011. At October 2, 2011 and December 31, 2010, we had an estimated liability of $6 million and $9 million, respectively, related to guarantees and letters of credit.
Included in letters of credit at December 31, 2010 was approximately $80 million provided by Raytheon Systems Limited (RSL) to the UK Border Agency (UKBA) in connection with a UKBA program. On April 6, 2011, the UKBA drew approximately $80 million on the letters of credit as described below.
In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon program. Loan repayments by the Brazilian Government were current at October 2, 2011.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At October 2, 2011, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring the contractor to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary country-by-country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.
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
On July 22, 2010, RSL was notified by the UKBA that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amount of revenue and costs under the program in the second quarter of 2010 (UKBA Program Adjustment). The impact of the UKBA Program Adjustment reduced IIS’ total net sales and operating income by $316 million and $395 million, respectively, for the nine months ended September 26, 2010. The UKBA Program Adjustment also reduced total company diluted earnings per share from continuing operations by $0.72 in the nine months ended September 26, 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $550 million based on foreign exchange rates as of October 2, 2011) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $780 million based on foreign exchange rates as of October 2, 2011) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $650 million based on foreign exchange rates as of October 2, 2011). RSL intends to pursue vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and will mount a strong defense to the UKBA’s alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL’s exit obligations to operate the previously delivered capability would end in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.
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
As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown, which is included in IIS’ operating expenses in the first quarter of 2011. The receivables and other assets remaining under the program for technology and services delivered decreased by $30 million from approximately $70 million at December 31, 2010 to approximately $40 million at October 2, 2011 which was impacted by collections on certain outstanding receivables. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.
In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.
Product Warranty – We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.
Activity related to our product warranty accruals was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Balance at beginning of period	$43	$40	$43	$39
Provisions for warranties	1	7	6	13
Warranty services provided	(3)	(7)	(8)	(12)
Balance at end of period	$41	$40	$41	$40
We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.
9: Stockholders’ Equity
Repurchases of our common stock under our share repurchase programs were as follows:

	Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010
Amount of stock repurchased	$937	$1,200
Shares of stock repurchased	20.1	23.7
In March 2010, our Board of Directors authorized the repurchase of $2.0 billion of our outstanding common stock. In September 2011, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At October 2, 2011, we had approximately $2.5 billion available under these repurchase programs. Share repurchases will take place from time to time at management’s discretion depending on market conditions.
In March 2011, our Board of Directors authorized a 15% increase to our annual dividend payout rate from $1.50 to $1.72 per share. Our Board of Directors also declared three dividends totaling $1.29 per share during the nine months ended October 2, 2011, compared to three dividends totaling $1.125 per share during the nine months ended September 26, 2010. Dividends are subject to quarterly approval by our Board of Directors.

The changes in shares of our common stock outstanding for the nine months ended October 2, 2011 were as follows:

(In millions)	Shares
Balance at December 31, 2010	359.4
Warrants exercised	3.3
Stock plan activity	3.3
Treasury stock repurchases	(20.1)
Balance at October 2, 2011	345.9
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
EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.42	$0.37	$1.28	$1.11
Undistributed earnings	1.01	1.35	2.45	2.36
Total	$1.43	$1.72	$3.73	$3.47
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.42	$0.36	$1.28	$1.10
Undistributed earnings	1.01	1.35	2.43	2.33
Total	$1.43	$1.71	$3.71	$3.43
Basic EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards were a loss of less than $0.01 and income of $0.24 for the three months ended October 2, 2011 and September 26, 2010, respectively, and were income of less than $0.01 and $0.20 for the nine months ended October 2, 2011 and September 26, 2010, respectively. Diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was a loss of less than $0.01 and income of $0.23 for the three months ended October 2, 2011 and September 26, 2010, respectively, and income of less than $0.01 and $0.20 for the nine months ended October 2, 2011 and September 26, 2010, respectively.
The amount of income from continuing operations attributable to participating securities was $8 million and $10 million for the three months ended October 2, 2011 and September 26, 2010, respectively, and was $22 million and $21 million for the nine months ended October 2, 2011 and September 26, 2010, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was a loss of less than $1 million for the three months and nine months ended October 2, 2011 and income of $1 million for the three months and nine months ended September 26, 2010. The amount of net income attributable to participating securities was $8 million and $12 million for the three months ended October 2, 2011 and September 26, 2010, respectively, and was $22 million for the nine months ended October 2, 2011 and September 26, 2010.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Shares for basic EPS (including 5.9 participating securities for the three months ended October 2, 2011 and September 26, 2010 and 5.8 and 6.0 for the nine months ended October 2, 2011 and September 26, 2010)	350.5	371.7	354.3	375.9
Dilutive effect of stock options and LTPP	0.9	1.8	1.4	2.6
Dilutive effect of warrants	—	1.0	0.7	2.2
Shares for diluted EPS	351.4	374.5	356.4	380.7
The following stock options with exercise prices less than the average market price were included in our calculations of EPS and stock options with exercise prices greater than the average market price were excluded from our calculation of EPS, as the effect in including them would be anti-dilutive:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Stock options included in calculations of EPS	2.0	6.8	4.5	6.8
Stock options excluded from calculation of EPS	2.5	—	—	—
Warrants to purchase 5.3 million shares of our common stock, with an exercise price of $37.50 per share and an expiration date in June 2011, were outstanding and included in our calculations of diluted EPS at September 26, 2010. As of October 2, 2011, all of these warrants had expired or been exercised.
Stock-based compensation plans
Restricted stock activity for the nine months ended October 2, 2011 was as follows:

(In millions)	Shares
Outstanding unvested at December 31, 2010	5.4
Granted	2.1
Vested	(1.6)
Forfeited	(0.2)
Outstanding unvested at October 2, 2011	5.7
During the nine months ended October 2, 2011 and September 26, 2010, we issued 0.5 million and 0.8 million shares, respectively, of our common stock in connection with the vesting of our 2008-2010 and 2007-2009 Long-Term Performance Plan (LTPP) awards. During the same periods, we also granted our 2011-2013 and 2010-2012 LTPP awards with an aggregate target award of 0.5 million and 0.4 million units, respectively.
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

The components of net periodic pension expense were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Service cost	$107	$114	$353	$332
Interest cost	270	269	801	794
Expected return on plan assets	(315)	(303)	(953)	(912)
Amortization of prior service cost	2	4	9	10
Recognized net actuarial loss	196	158	594	447
Net periodic pension expense	$260	$242	$804	$671
Our net periodic pension expense included expense from foreign benefit plans of $2 million and $6 million in the three months ended October 2, 2011 and September 26, 2010, respectively, and $9 million and $16 million in the nine months ended October 2, 2011 and September 26, 2010, respectively.
The components of net periodic cost (income) related to our other postretirement benefit plans were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Service cost	$2	$2	$6	$7
Interest cost	10	12	31	36
Expected return on plan assets	(9)	(9)	(26)	(24)
Amortization of transition asset	1	1	3	3
Amortization of prior service cost	(2)	(11)	(7)	(34)
Recognized net actuarial loss	1	—	2	3
Net periodic cost (income)	$3	$(5)	$9	$(9)
Long-term pension and other postretirement benefit plan liabilities were $3,333 million and $325 million, respectively, at October 2, 2011, and $4,093 million and $339 million, respectively, at December 31, 2010.
On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation with final census and investment valuation data for the end of the prior year. As a result of this update, in the three and nine months ended October 2, 2011, we recorded a $125 million increase and a $12 million decrease to the unfunded projected benefit obligation for our pension and other postretirement benefit plans, respectively, with a corresponding net after-tax increase of $73 million to AOCL. As a result of this update, our annual FAS/CAS Pension Adjustment (as described in Note 12) changed by $27 million of reduced expense, $16 million of which was recorded in the three and nine months ended October 2, 2011.
We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under ERISA rules and are affected by the actual return on plan assets and plan funded status. Effective January 1, 2011, we are subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. We made required contributions of $1,073 million and $1,151 million during the nine months ended October 2, 2011 and September 26, 2010, respectively, to our pension and other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the nine months ended October 2, 2011 and September 26, 2010, however, we periodically evaluate whether to make discretionary contributions.
11: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The Internal Revenue Service (IRS) has completed their examination of our tax returns through 2008. During the third quarter of 2011, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of a Minimum Tax Refund claim for the 2006-2008 IRS examination cycle (2011 Tax Settlement). As a result, our unrecognized tax benefits decreased by approximately $60 million, inclusive of $14 million of interest, all of which increased our earnings.

We are currently under IRS examination for the 2009 and 2010 tax years. The IRS selected Raytheon to participate in the Compliance Assurance Process (CAP) program for 2011. CAP is a method of identifying and resolving tax issues through open, cooperative, and transparent interaction with the IRS prior to the filing of a return. Through the CAP program, we expect to achieve tax certainty sooner and with less administrative burden than conventional post-filing examinations. This program will most likely shorten and narrow the scope of the the post-filing examinations. We are also under audit by multiple state and foreign tax authorities.

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

The balance of our unrecognized tax benefits, exclusive of interest, was $152 million at October 2, 2011 and $188 million at December 31, 2010. If recognized, all of our unrecognized tax benefits will affect our earnings. During the nine months ended October 2, 2011, the $36 million net decrease in the balance of our unrecognized tax benefits is primarily a result of the 2011 Tax Settlement. The balance of our unrecognized tax benefits, exclusive of interest, was $184 million at September 26, 2010 and $469 million at December 31, 2009. During the nine months ended September 26, 2010, the $285 million decrease to our unrecognized tax benefits was primarily due to the resolution of the IRS' examination of our 1998-2005 tax years (2010 Tax Settlement).

We accrue interest and penalties related to unrecognized tax benefits in tax expense. At October 2, 2011 and December 31, 2010, we had $9 million and $33 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $6 million and $23 million, respectively. The decrease in the balance is primarily as a result of the 2011 Tax Settlement. In the ordinary course of business, we may take new positions that could increase or decrease our unrecognized tax benefits in future periods.
12: Business Segment Reporting
Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual turbo-prop commuter aircraft portfolio. We continue to have exposure to certain outstanding financing arrangements through our residual turbo-prop commuter aircraft portfolio. At October 2, 2011, our exposure on commuter aircraft assets held as inventory, collateral on notes or as leased assets decreased by $36 million to approximately $32 million relating to 37 aircraft from approximately $68 million relating to 77 aircraft at December 31, 2010. The carrying value of our commuter aircraft portfolio assumes an orderly disposition of these assets, consistent with our historical experience and strategy. We periodically evaluate potential alternative strategies for the disposal of these assets. If we were to dispose of these assets in an other than orderly manner or sell the portfolio in its entirety, the value realized would likely be less than the carrying value.
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

Revised segment operating income for the fiscal quarters and year ended 2010 were as follows:

	Three Months Ended				Year Ended
(In millions)	Mar 28, 2010	Jun 27, 2010	Sep 26, 2010	Dec 31, 2010	Dec 31, 2010
Integrated Defense Systems	$208	$218	$206	$238	$870
Intelligence and Information Systems	48	(330)	58	67	(157)
Missile Systems	157	162	161	170	650
Network Centric Systems	163	164	169	196	692
Space and Airborne Systems	156	169	188	163	676
Technical Services	67	71	77	82	297
FAS/CAS Adjustment	(42)	(44)	(52)	(49)	(187)
Corporate and Eliminations	(48)	(65)	(58)	(63)	(234)
Total	$709	$345	$749	$804	$2,607
Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Integrated Defense Systems	$1,176	$1,319	$3,667	$4,007
Intelligence and Information Systems	760	735	2,262	1,937
Missile Systems	1,413	1,391	4,108	4,167
Network Centric Systems	1,104	1,227	3,360	3,608
Space and Airborne Systems	1,305	1,238	3,914	3,530
Technical Services	817	873	2,467	2,508
Corporate and Eliminations	(443)	(511)	(1,362)	(1,459)
Total	$6,132	$6,272	$18,416	$18,298

	Three Months Ended		Nine Months Ended
Intersegment Sales (In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Integrated Defense Systems	$18	$23	$53	$75
Intelligence and Information Systems	3	2	9	11
Missile Systems	12	27	50	73
Network Centric Systems	113	129	360	360
Space and Airborne Systems	125	164	377	438
Technical Services	188	177	560	525
Total	$459	$522	$1,409	$1,482

	Three Months Ended		Nine Months Ended
Operating Income (In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Integrated Defense Systems	$204	$206	$600	$632
Intelligence and Information Systems	58	58	85	(224)
Missile Systems	178	161	484	480
Network Centric Systems	162	169	492	496
Space and Airborne Systems	171	188	503	513
Technical Services	75	77	228	215
FAS/CAS Adjustment	(75)	(52)	(254)	(138)
Corporate and Eliminations	(48)	(58)	(141)	(171)
Total	$725	$749	$1,997	$1,803

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
The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
FAS/CAS Pension Adjustment	$(76)	$(62)	$(255)	$(170)
FAS/CAS PRB Adjustment	1	10	1	32
FAS/CAS Adjustment	$(75)	$(52)	$(254)	$(138)
The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Intersegment profit eliminations	$(45)	$(46)	$(136)	$(133)
Corporate	(3)	(12)	(5)	(38)
Total	$(48)	$(58)	$(141)	$(171)

	Three Months Ended		Nine Months Ended
Intersegment Operating Income (In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Integrated Defense Systems	$2	$1	$4	$5
Intelligence and Information Systems	1	—	1	1
Missile Systems	4	4	8	10
Network Centric Systems	11	11	37	29
Space and Airborne Systems	10	14	33	39
Technical Services	17	16	53	49
Total	$45	$46	$136	$133

Identifiable Assets (In millions)	Oct 2, 2011	Dec 31, 2010
Integrated Defense Systems	$1,930	$1,849
Intelligence and Information Systems	2,375	2,374
Missile Systems	5,287	4,921
Network Centric Systems	4,299	4,409
Space and Airborne Systems	4,791	4,232
Technical Services	1,400	1,376
Corporate	4,038	5,261
Total	$24,120	$24,422

With respect to the unaudited consolidated financial information of Raytheon Company for the three and nine months ended October 2, 2011 and September 26, 2010, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 27, 2011, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of October 2, 2011, and the related consolidated statements of operations for the three and nine month periods ended October 2, 2011 and September 26, 2010, and the consolidated statements of cash flows and equity for the nine month periods ended October 2, 2011 and September 26, 2010. This interim financial information is the responsibility of the Company’s management.
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
October 27, 2011

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

The U.S. Government continues to focus on reducing its long-term debt. In August 2011, Congress passed the Budget Control Act of 2011 which raised the debt limit, imposed certain spending caps and created a bipartisan congressional joint select committee on deficit reduction. It has been reported that the U.S. Government is considering a broad range of potential initiatives to reduce annual deficits, including changing corporate and personal tax rates, reducing mandatory or "entitlement" programs, and reducing discretionary spending. At this time, while we believe that key defense, intelligence and other programs will continue to receive budget priority, we cannot predict the initiatives ultimately implemented, their impact on future defense spending levels nor the related impact on our future results of operations.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 and our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Consolidated Results of Operations
As described in our Cautionary Note Regarding Forward-Looking Statements on page 3 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results, particularly at a segment level, may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may cause the number of work days in the current and comparable prior interim period to differ and could affect period-to-period comparisons. For example, while there were 63 workdays in the third quarters of both 2011 and 2010 there were 191 workdays in the first nine months of 2011 compared to 187 workdays in the first nine months of 2010, an increase of approximately 2%. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.

As described in Note 1: “Basis of Presentation” within Item 1 of this Form 10-Q, we prepared the accompanying unaudited consolidated financial statements of Raytheon Company on the same basis as our annual audited consolidated financial statements.
Selected consolidated results were as follows:

	Three Months Ended		% of Total Net Sales Three Months Ended
(In millions, except percentages and per share data)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Net sales
Products	$5,131	$5,278	83.7%	84.2%
Services	1,001	994	16.3%	15.8%
Total net sales	6,132	6,272	100.0%	100.0%
Operating expenses
Cost of Sales
Cost of sales-products	3,982	4,119	64.9%	65.7%
Cost of sales-services	844	856	13.8%	13.6%
Total Cost of Sales	4,826	4,975	78.7%	79.3%
Administrative and selling expenses	428	394	7.0%	6.3%
Research and development expenses	153	154	2.5%	2.5%
Total operating expenses	5,407	5,523	88.2%	88.1%
Operating income	725	749	11.8%	11.9%

Non-operating (income) expense
Interest expense	41	33	0.7%	0.5%
Interest income	(5)	(3)	(0.1)%	—%
Other (income) expense	14	(7)	0.2%	(0.1)%
Non-operating (income) expense, net	50	23	0.8%	0.4%
Federal and foreign income taxes	166	77	2.7%	1.2%
Income from continuing operations	509	649	8.3%	10.3%
Income (loss) from discontinued operations, net of tax	1	88	—%	1.4%
Net income	510	737	8.3%	11.8%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	9	9	0.1%	0.1%
Net income attributable to Raytheon Company	$501	$728	8.2%	11.6%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$1.43	$1.71
Diluted earnings per share attributable to Raytheon Company common stockholders	1.43	1.94
			% of Total Net Sales
	Nine Months Ended		Nine Months Ended
(In millions, except percentages and per share data)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Net sales
Products	$15,441	$15,560	83.8%	85.0%
Services	2,975	2,738	16.2%	15.0%
Total net sales	18,416	18,298	100.0%	100.0%
Operating expenses
Cost of Sales
Cost of sales-products	12,186	12,426	66.2%	67.9%
Cost of sales-services	2,486	2,371	13.5%	13.0%
Total Cost of Sales	14,672	14,797	79.7%	80.9%
Administrative and selling expenses	1,293	1,216	7.0%	6.6%
Research and development expenses	454	482	2.5%	2.6%
Total operating expenses	16,419	16,495	89.2%	90.1%
Operating income	1,997	1,803	10.8%	9.9%
Non-operating (income) expense
Interest expense	127	98	0.7%	0.5%
Interest income	(14)	(10)	(0.1)%	(0.1)%
Other (income) expense	15	(2)	0.1%	—%
Non-operating (income) expense, net	128	86	0.7%	0.5%
Federal and foreign income taxes	527	388	2.9%	2.1%
Income from continuing operations	1,342	1,329	7.3%	7.3%
Income (loss) from discontinued operations, net of tax	2	76	—%	0.4%
Net income	1,344	1,405	7.3%	7.7%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	21	24	0.1%	0.1%
Net income attributable to Raytheon Company	$1,323	$1,381	7.2%	7.5%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$3.71	$3.43
Diluted earnings per share attributable to Raytheon Company common stockholders	3.71	3.63

Total Net Sales
Third Quarter. The decrease in total net sales of $140 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to lower external net sales of $138 million at IDS and $107 million at NCS, partially offset by higher external net sales of $106 million at SAS. The decrease in external net sales at IDS was primarily due to lower net sales, as planned, on an international Patriot program awarded in the fourth quarter of 2008 driven by scheduled design and production effort, lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy's extension of the program schedule and lower net sales on missile defense programs driven by scheduled design and production effort, partially offset by higher net sales on various other programs with no individual or common significant driver. The decrease in external net sales at NCS was primarily due to lower net sales on U.S. Army sensor programs and a U.S. Army communications program due to planned declines in production and lower net sales on a combat vehicle sensor program, principally from lower volume due to a program restructuring and related termination for convenience. The increase in external net sales at SAS was primarily due to higher net sales related to Raytheon Applied Signal Technology (RAST), which we acquired in the first quarter of 2011, and higher volume on intelligence, surveillance and reconnaissance systems programs due to increased bookings over the last few years driven by customer demand for these capabilities. The decrease in product net sales of $147 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to lower external product net sales of $113 million at NCS and $97 million at IDS, partially offset by higher external product net sales of $72 million at SAS. The decrease in external product net sales at NCS and IDS and the increase in external net sales at SAS were primarily due to the activity in the programs described above. Service net sales in the third quarter of 2011 remained relatively consistent as a percentage of net sales with the third quarter of 2010.

Sales to the U.S. Department of Defense (DoD) were 82% and 84% of total net sales in the third quarters of 2011 and 2010, respectively. Sales to the U.S. Government were 86% of total net sales in the third quarters of both 2011 and 2010. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $703 million and $830 million in the third quarters of 2011 and 2010, respectively. Total international sales, including foreign military sales, were $1,468 million or 23.9% of total net sales in the third quarter of 2011 compared to $1,513 million or 24.1% of total net sales in the third quarter of 2010.

First Nine Months. The increase in total net sales of $118 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to higher external net sales of $445 million at SAS and $327 million at IIS, partially offset by lower external net sales of $318 million at IDS, $248 million at NCS and $76 million at TS. The increase in external net sales at SAS was primarily due to higher volume on intelligence, surveillance and reconnaissance systems programs due to increased bookings over the last few years driven by customer demand for these capabilities, higher net sales related to RAST, which we acquired in the first quarter of 2011, and higher volume, as production work increased, as planned, on an international airborne tactical radar program awarded in the first half of 2010. The increase in external net sales at IIS was primarily due to the difference in net sales from the UK Border Agency (UKBA) program on which Raytheon Systems Limited (RSL) was notified of its termination in the second quarter of 2010 (UKBA Program), as described in Commitments and Contingencies on page 44. Net sales from the UKBA Program in the first nine months of 2010 were lower than the first nine months of 2011 by $263 million, primarily driven by the adjustment recorded in the second quarter of 2010 from a change in our estimated revenue and costs (UKBA Program Adjustment), which negatively impacted sales by $316 million. The decrease in external net sales at IDS was primarily due to lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy's extension of the program schedule and lower net sales, as planned, on an international Patriot program awarded in the fourth quarter of 2008 driven by scheduled design and production effort. The decrease in external net sales at NCS was primarily due to lower net sales on U.S. Army sensor programs due to a planned decline in production, lower net sales on a combat vehicle sensor program, principally from lower volume, due to a program restructuring and related termination for convenience, and lower net sales on a U.S. Army radar support program, principally due to the completion of significant upgrade efforts, partially offset by higher net sales on numerous programs, including acoustic sensor system sales and combat vehicle sensor program sales for an international customer. The decrease in external net sales at TS was primarily due to lower net sales on training programs, principally domestic training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer determined activity levels, and lower net sales on a Defense Threat Reduction Agency (DTRA) program which completed significant efforts at the end of 2010, partially offset by higher net sales on various depot services operation programs, driven primarily by new contract awards.

The decrease in product net sales of $119 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to lower external product net sales of $304 million at NCS, $250 million at IDS, and $44 million at MS, partially offset by higher external product net sales of $363 million at SAS and $131 million at IIS. The decrease in external product net sales at NCS and IDS was primarily due to the activity in the programs described above. The decrease in external product net sales at MS was primarily due to lower net sales on the Standard Missile-2 (SM-2) program and on the Evolved Sea Sparrow Missile (ESSM) program, principally from lower volume driven by scheduled lower production build rates, partially offset by higher net sales on the Paveway program and on the Small Diameter Bomb II (SDB II) program, principally from higher volume due to scheduled increases in design and production efforts. The increase in external product net sales at SAS was primarily due to the activity in the programs described above. The increase in external product net sales at IIS was primarily due to the activity in the UKBA Program described above and higher net sales on a GPS command, control, and mission capabilities program awarded in the first quarter of 2010, primarily as a result of scheduled design and build efforts, partially offset by lower external product net sales on a classified program and numerous other programs, with no individual or common significant driver. The increase in service net sales of $237 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to higher external service net sales of $196 million at IIS, principally due to higher service net sales on classified programs.

Sales to the DoD were 83% and 86% of total net sales in the first nine months of 2011 and 2010, respectively. Sales to the U.S. Government were 87% and 90% of total net sales in the first nine months of 2011 and 2010, respectively. The decrease in sales to the DoD as a percentage of total net sales was primarily driven by the UKBA Program Adjustment in the first nine months of 2010. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $2,283 million and $2,410 million in the first nine months of 2011 and 2010, respectively. Total international sales, including foreign military sales, were $4,561 million or 24.8% of total net sales in the first nine months of 2011 compared to $4,099 million or 22.4% of total net sales in the first nine months of 2010. International sales in the first nine months of 2010 included the UKBA Program Adjustment, which had an impact of $316 million.

Cost of Sales
Cost of sales, for both products and services, consists of material, labor, and subcontract costs, as well as related allocated costs. For each of our contracts, we manage the nature and amount of direct costs at the contract level, and manage indirect costs through cost pools as required by government accounting regulations. The estimate of the actual amount of direct costs and indirect costs form the basis for estimating our total costs at completion of the contract.

While management regularly analyzes programs costs, it evaluates performance on our contracts by focusing on net sales and operating profit. Consequently, our discussion of segment results focuses on net sales and operating profit, consistent with our approach for managing our business. This approach is consistent with the overall life cycle of our contracts, as management assesses the bidding of each contract by focusing on net sales and operating profit, and monitors performance on our contracts in a similar manner through their completion.

Third Quarter. The decrease in cost of sales of $149 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to decreased costs of $142 million at IDS, $98 million at NCS and $59 million at TS, partially offset by increased costs of $99 million at SAS, and $23 million of higher expense in the third quarter of 2011 compared to the third quarter of 2010 related to the FAS/CAS Adjustment described below in Segment Results. The decreased costs at IDS were driven primarily by the activity on the international Patriot program, U.S. Navy combat systems program, missile defense program and the various other programs described above in Total Net Sales. The decreased costs at NCS were driven primarily by the activity on the U.S. Army sensor program, U.S. Army communications program and combat vehicle sensor program described above in Total Net Sales. The decreased costs at TS were driven primarily by activity on a DTRA program which completed significant efforts at the end of 2010, activity from programs with the Transportation Security Administration (TSA), driven primarily by the completion of the major system integration efforts on a program awarded in the first quarter of 2010, and activity on training programs, principally domestic and foreign training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer determined activity levels. The increased costs at SAS were driven primarily by RAST programs and the activity on the intelligence, surveillance and reconnaissance systems programs described above in Total Net Sales. The decrease in product cost of sales of $137 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to lower external product cost of sales of $106 million at IDS and $93 million at NCS, driven primarily by the activity in the programs described above, partially offset by higher external product cost of sales of $72 million at SAS, driven primarily by the activity in the programs described above. Service cost of sales in the third quarter of 2011 remained relatively consistent as a percentage of net sales compared to the third quarter of 2010.

First Nine Months. The decrease in cost of sales of $125 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to decreased costs of $305 million at IDS, driven primarily by the activity on the U.S. Navy combat systems program and international Patriot program described above in Total Net Sales, $231 million of decreased costs at NCS, driven primarily by the activity on the U.S. Army sensor program, combat vehicle sensor program, U.S. Army radar support program and various other programs described above in Total Net Sales, and $72 million of decreased costs at TS driven primarily by the activity on the training programs, DTRA program and depot services operation programs described above in Total Net Sales. The decreases were partially offset by $417 million of increased costs at SAS driven primarily by the activity on the intelligence, surveillance and reconnaissance systems programs, RAST programs and the international airborne tactical radar program described above in Total Net Sales, and $116 million of higher expense in the first nine months of 2011 compared to the first nine months of 2010 related to the FAS/CAS Adjustment described below in Segment Results. Included in cost of sales in the first nine months of 2011 was $80 million related to the drawdown by the UKBA on letters of credit provided by RSL (UKBA LOC Adjustment), as described in Commitments and Contingencies on page 44. Included in cost of sales in the first nine months of 2010 was $79 million related to the UKBA Program Adjustment described above in Total Net Sales. The decrease in product cost of sales of $240 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to lower external product cost of sales of $251 million at NCS and $242 million at IDS, driven primarily by the activity in the programs described above, and $101 million at IIS, driven primarily by activity on the UKBA Program described above in Total Net Sales and lower external product net sales on a classified program, with the remaining change spread across numerous programs with no individual or common significant driver, partially offset by higher external costs of sales of $356 million at SAS, driven primarily by the activity in the programs described above. The increase in service cost of sales of $115 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to higher external service cost of sales of $112 million at IIS, driven primarily by activity on classified programs.

Administrative and Selling Expenses
The increase in administrative and selling expenses of $34 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to $18 million of increased marketing and selling costs, the largest increase of which was for opportunities on electronic warfare and airborne radar programs, and an increase of $16 million of other administrative costs driven primarily by $17 million related to acquired businesses.

The increase in administrative and selling expenses of $77 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to $35 million of increased marketing and selling costs, the largest increase of which was for opportunities on electronic warfare and airborne radar programs, and an increase of $42 million of other administrative costs driven primarily by $45 million related to acquired businesses.

Research and Development Expenses
Research and development expenses in the third quarter of 2011 remained relatively consistent as a percentage of net sales compared to the third quarter of 2010.

The decrease in research and development expenses of $28 million in the first nine months of 2011 compared to the first nine months of 2010 was related to reduced bid and proposal expenses due to the timing and size of various pursuits.

Total Operating Expenses
The decrease in total operating expenses of $116 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the decrease in cost of sales of $149 million described above, partially offset by the increase in administrative and selling expenses of $34 million described above.

The decrease in total operating expenses of $76 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due the decrease in costs of sales of $125 million described above and the decrease in research and development expenses of $28 million described above, partially offset by the increase in administrative and selling expenses of $77 million described above.

In accordance with GAAP, pension and other postretirement benefit assets and liabilities are valued annually at the end of the year for purposes of determining funded status and future year pension expense. Our long−term return on assets and discount rate assumptions are key variables in making such determinations and are described in more detail under “Critical Accounting Estimates” within Item 7 of our Form 10−K for the year ended December 31, 2010. The pro−rated return on assets through October 2, 2011 was below our annual return assumption of 8.75% at December 31, 2010. If the actual rate of return on plan assets were to be below our assumed rate of return through December 31, 2011, it would negatively impact our funded status at year−end and increase pension expense in future years. Additionally, the corporate bond yield environment as of October 2, 2011 was below our discount rate assumption of 5.75% at December 31, 2010. If the actual bond yield environment were to be below our assumed rate at December 31, 2011, it would result in a lower discount rate than our discount rate assumption at December 31, 2010 and negatively impact our funded status at year−end. The ultimate impact on our future pension expense and funded status will be based upon market conditions in effect when we perform our annual valuation for the December 31, 2011 financial statements.

Operating Income
The decrease in operating income of $24 million in the third quarter of 2011 compared to the third quarter of 2010 was due to the decrease in total net sales of $140 million described above, offset by the decrease in operating expenses of $116 million described above.

The increase in operating income of $194 million in the first nine months of 2011 compared to the first nine months of 2010 was due to the to the increase in total net sales of $118 million described above and the decrease in operating expenses of $76 million described above.
Non-Operating (Income) Expense, Net
The increase in non-operating expense, net of $27 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to a $22 million change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans, due to net losses of $12 million in the third quarter of 2011 compared to net gains of $10 million in the third quarter of 2010, and $8 million of higher interest expense, principally due to the issuance of $2.0 billion of fixed rate long-term debt in the fourth quarter of 2010.

The increase in non-operating expense, net of $42 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to $29 million of higher interest expense, principally due to the issuance of $2.0 billion of fixed rate long-term debt in the fourth quarter of 2010 and a $19 million change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans, due to net losses of $8 million in the first nine months of 2011 compared to net gains of $11 million in the first nine months of 2010.
Federal and Foreign Income Taxes
Our effective tax rate in the third quarter of 2011 was 24.6% compared to 10.6% in the third quarter of 2010. The Internal Revenue Service (IRS) has completed their examination of our tax returns through 2008. During the third quarter of 2011, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of our Minimum Tax Refund claim for the 2006-2008 IRS examination cycle (2011 Tax Settlement). During the third quarter of 2010 we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation for the 1998-2005 IRS examination cycle (2010 Tax Settlement). The increase of 14.0% was primarily due to the difference between the 2010 and 2011 Tax Settlement amounts, which increased the rate by approximately 14.6%, partially offset by the reinstatement of the U.S. research and development tax credit in the fourth quarter of 2010, which decreased the rate by approximately 0.9%. Our effective tax rate in the third quarter of 2011 was lower than the statutory federal tax rate primarily due to the 2011 Tax Settlement which decreased the rate by approximately 8.7%, the domestic manufacturing deduction, which decreased the rate by approximately 1.8% and the U.S. research and development tax credit, which decreased the rate by approximately 0.9%. Our effective tax rate in the third quarter of 2010 was lower than the statutory federal rate primarily due to the 2010 Tax Settlement, which decreased the rate by approximately 23.4% and the domestic manufacturing deduction, which decreased the rate by approximately 1.0%.

Our effective tax rates in the first nine months of 2011 and 2010 were 28.2% and 22.6%, respectively. The increase of 5.6% was primarily due to the difference between the 2010 and 2011 Tax Settlement amounts, which increased the rate by approximately 6.7%, partially offset by the reinstatement of the U.S. research and development tax credit on the fourth quarter of 2010, which decreased the rate by approximately 1.0%. Our effective tax rate in the first nine months of 2011 was lower than the statutory federal tax rate primarily due to the 2011 Tax Settlement, which decreased the rate by approximately 3.2%, the domestic manufacturing deduction, which decreased the rate by approximately 2.2% and the U.S. research and development tax credit, which decreased the rate by approximately 1.0%. Our effective tax rate in the first nine months of 2010 was lower than the statutory federal tax rate primarily due to the 2010 Tax Settlement, which decreased the rate by approximately 9.9% and the domestic manufacturing deduction, which decreased the rate by approximately 2.2%.
Income from Continuing Operations
The decrease in income from continuing operations of $140 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to an $89 million increase in federal and foreign income taxes described above, the $27 million increase in non-operating expenses, net, described above and the $24 million decrease in operating income, described above.
The increase in income from continuing operations of $13 million in the first nine months of 2011 compared to the first nine months of 2010 was due to the $194 million increase in operating income, partially offset by a $139 million increase in federal and foreign income taxes as described above and the $42 million increase in non-operating expenses, net, described above.

Income (loss) from Discontinued Operations, Net of Tax
The decrease in income (loss) from discontinued operations, net of tax of $87 million and $74 million in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010 was primarily due to the 2010 Tax Settlement in the third quarter of 2010 which included an $89 million decrease in tax expense from discontinued operations, primarily related to our previous disposition of Raytheon Engineers and Constructors (RE&C).

Net Income
The decrease in net income of $227 million in the third quarter of 2011 compared to the third quarter of 2010 was due to the decrease of $140 million in income from continuing operations described above and the decrease of $87 million in income (loss) from discontinued operations, net of tax described above.
The decrease in net income of $61 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the decrease of $74 million in income (loss) from discontinued operations, net of tax described above, partially offset by the increase of $13 million in income from continuing operations described above.
Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the three months ended October 2, 2011 and September 26, 2010 was as follows:

	Three Months Ended
(In millions, except per share amounts)	Oct 2, 2011	Sep 26, 2010
Income from continuing operations attributable to Raytheon Company	$500	$640
Diluted weighted average shares outstanding	351.4	374.5
Diluted EPS from continuing operations attributable to Raytheon Company	$1.43	$1.71
The decrease in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.28 in the third quarter of 2011 compared to the third quarter of 2010 was due to the decrease in income from continuing operations attributable to Raytheon Company common stockholders described above. In addition, diluted EPS from continuing operations attributable to Raytheon Company common stockholders was also effected by common stock share activity, as shown in the table below.

	Three Months Ended
(Shares in millions)	Oct 2, 2011	Sep 26, 2010
Beginning balance	353.4	374.0
Stock plan activity	0.1	(0.1)
Treasury stock repurchases	(7.6)	(9.5)
Ending balance	345.9	364.4
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the nine months ended October 2, 2011 and September 26, 2010 was as follows:

	Nine Months Ended
(In millions, except per share amounts)	Oct 2, 2011	Sep 26, 2010
Income from continuing operations attributable to Raytheon Company	$1,321	$1,305
Diluted weighted average shares outstanding	356.4	380.7
Diluted EPS from continuing operations attributable to Raytheon Company	$3.71	$3.43
The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.28 in the first nine months of 2011 compared to the first nine months of 2010 was due to the increase in income from continuing operations attributable to Raytheon Company common stockholders described above. In addition, diluted EPS from continuing operations attributable to Raytheon Company common stockholders was also effected by common stock share activity, as shown in the table below.

	Nine Months Ended
(Shares in millions)	Oct 2, 2011	Sep 26, 2010
Beginning balance	359.4	377.9
Warrants exercised	3.3	6.7
Stock plan activity	3.3	3.5
Treasury stock repurchases	(20.1)	(23.7)
Ending balance	345.9	364.4
Warrants to purchase 5.3 million shares of our common stock, with an exercise price of $37.50 per share and an expiration date in June 2011, were outstanding and included in our calculations of diluted EPS at September 26, 2010. As of October 2, 2011, all of these warrants had expired or been exercised.
Diluted EPS Attributable to Raytheon Company Common Stockholders
The decrease in diluted EPS attributable to Raytheon Company common stockholders of $0.51 in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the decrease of $0.28 in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above, as well as a decrease of $0.23 in diluted EPS as a result of the activity described above in income (loss) from discontinued operations, net of tax.

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.08 in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the $0.28 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above partially offset by a decrease of $0.20 in diluted EPS as a result of the activity described above in income (loss) from discontinued operations, net of tax.
Adjusted EPS
Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the earnings per share impact of the FAS/CAS Adjustment tax effected at the federal statutory rate of 35% and, from time to time, certain other items. In addition to the FAS/CAS Adjustment, third quarter and first nine months of 2011 Adjusted EPS also excludes the earnings per share impact of the 2011 Tax Settlement. In addition to the FAS/CAS Adjustment, first nine months of 2011 Adjusted EPS also excludes the earnings per share impact of the UKBA LOC Adjustment tax effected at the blended global tax rate of approximately 26.7%, as described in Commitments and Contingencies on page 44. In addition to the FAS/CAS Adjustment, third quarter and first nine months of 2010 Adjusted EPS also excludes the earnings per share impact of the 2010 Tax Settlement. In addition to the FAS/CAS Adjustment, third quarter and first nine months of 2010 Adjusted EPS also excludes the earnings per share impact of the UKBA Program Adjustment tax effected at the blended global tax rate of approximately 30.5%, as previously disclosed. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting the Company's financial performance and believes that it provides additional insights into the Company's underlying business performance. We also believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and postretirement benefit costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to, and not a substitute for, financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding. Adjusted EPS was as follows:

	Three Months Ended		Nine Months Ended
	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	1.43	1.71	3.71	3.43
Earnings per share impact of FAS/CAS Adjustment	0.14	0.09	0.46	0.24
Earnings per share impact of UKBA Program Adjustment	—	—	—	0.72
Earnings per share impact of UKBA LOC Adjustment	—	—	0.17	—
Earnings per share impact of the Tax Settlements	(0.17)	(0.45)	(0.17)	(0.45)
Adjusted EPS	1.39	1.35	4.17	3.94

Segment Results
We report our results in the following segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). The following provides some context for viewing our segment performance through the eyes of management.

Given the nature of our business, bookings, net sales and operating income (including operating margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management's view of our segment performance, and often these measures have significant interrelated effects, as described below. In addition, we disclose and discuss backlog, which represents future sales that we expect to recognize over the contract period, which is generally the next several years.

Bookings. We disclose the amount of bookings for each segment and notable contract awards. Bookings generally represent the dollar value of new contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated. We believe bookings are an important measure of future performance and are an indicator of potential future changes in net sales, since we cannot record revenues under a new contract without first having a booking in the current or preceding period (i.e., a contract award).

Total Net Sales and Total Operating Expenses. We generally express changes in net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying amounts of total operating expenses, which are comprised of cost of sales, administrative and selling expenses and research and development expenses, incurred on individual contracts (i.e., from performance against contractual commitments on our bookings related to engineering, production or service activity). Therefore, we discuss volume changes attributable principally to individual programs unless there is a discrete event (e.g., a major contract termination, natural disaster or major labor strike, etc.), or some other unusual item that has a material effect on changes in a segment's volume for a reported period. Due to the nature of our contracts, the amount of costs incurred and related revenues will naturally fluctuate over the lives of the contracts. As a result, in any reporting period, the changes in volume on numerous contracts are likely to be due to normal fluctuations in our production activity or service levels.

Operating Income (and the related operating margin percentage). We generally express changes in segment operating income in terms of volume, changes in program performance or changes in contract mix.

The operating income impact of changes in volume excludes the impact of program performance and the impact of changes in contract mix and are driven by changes in costs on individual programs at an overall margin for the segment.

Changes in program performance typically relate to profit recognition associated with revisions to total estimated costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. We have a standard quarterly process in which management reviews the progress and performance of our contracts. As part of this process, management reviews include, but are not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (for example, the number and type of milestone events), technical requirements (for example, a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, and the availability and timing of funding from our customer, among other variables. Based on this analysis, any adjustments to net sales, costs of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance and an increase in operating profit during the performance of individual contracts if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating profit if we determine we will not be successful in mitigating these risks or realizing related opportunities. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We disclose all individually significant changes in estimates below by segment.

Changes in contract mix refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes. A higher or lower expected fee rate at the initial award of a contract typically correlates to the contract's risk profile, which is often specifically driven by the type of customer and related procurement regulations, the type of contract (for example, fixed price vs. cost plus), the maturity of the product or service, and the scope of work.

Because each segment has thousands of contracts, in any reporting period, changes in operating income and margin are likely to be due to normal changes in volume, program performance and mix on many contracts with no single change or series of related changes materially driving a segment's change in operating income or operating margin percentage.

Backlog. We disclose period ending backlog for each segment. Backlog represents the dollar value of contracts awarded for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. Therefore, we discuss changes in backlog, including any significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portions of our contracts.
Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Integrated Defense Systems	$1,176	$1,319	$3,667	$4,007
Intelligence and Information Systems	760	735	2,262	1,937
Missile Systems	1,413	1,391	4,108	4,167
Network Centric Systems	1,104	1,227	3,360	3,608
Space and Airborne Systems	1,305	1,238	3,914	3,530
Technical Services	817	873	2,467	2,508
Corporate and Eliminations	(443)	(511)	(1,362)	(1,459)
Total	$6,132	$6,272	$18,416	$18,298

	Three Months Ended		Nine Months Ended
Operating Income (In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Integrated Defense Systems	$204	$206	$600	$632
Intelligence and Information Systems	58	58	85	(224)
Missile Systems	178	161	484	480
Network Centric Systems	162	169	492	496
Space and Airborne Systems	171	188	503	513
Technical Services	75	77	228	215
FAS/CAS Adjustment	(75)	(52)	(254)	(138)
Corporate and Eliminations	(48)	(58)	(141)	(171)
Total	$725	$749	$1,997	$1,803

	Three Months Ended		Nine Months Ended
Bookings (In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Integrated Defense Systems	$679	$721	$3,621	$2,287
Intelligence and Information Systems	938	703	2,523	3,072
Missile Systems	2,264	2,179	4,473	5,177
Network Centric Systems	1,161	792	2,917	2,720
Space and Airborne Systems	1,135	947	3,524	2,988
Technical Services	707	696	2,350	2,221
Total	$6,884	$6,038	$19,408	$18,465
Included in bookings were international bookings of $1,268 million and $841 million in the third quarters of 2011 and 2010, respectively, and $5,356 million and $2,753 million in the first nine months of 2011 and 2010, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 18% and 14% of total bookings in the third quarters of 2011 and 2010, respectively, and 28% and 15% in the first nine months of 2011 and 2010, respectively. The increase in international bookings in the first nine months of 2011 compared to first nine months of 2010 was primarily due to a $1.7 billion award at IDS related to an upgrade to the Patriot Air and Missile Defense System for the Kingdom of Saudi Arabia, as described below.

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

	Funded Backlog		Total Backlog
(In millions)	Oct 2, 2011	Dec 31, 2010	Oct 2, 2011	Dec 31, 2010
Integrated Defense Systems	$5,380	$6,433	$8,438	$8,473
Intelligence and Information Systems	927	725	4,495	4,319
Missile Systems	6,388	6,385	8,581	8,212
Network Centric Systems	3,760	3,740	4,512	4,912
Space and Airborne Systems	3,306	3,266	6,012	5,981
Technical Services	1,973	2,083	2,947	2,654
Total	$21,734	$22,632	$34,985	$34,551
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
Integrated Defense Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2011	Sep 26, 2010	% Change	Oct 2, 2011	Sep 26, 2010	% Change
Total Net Sales	$1,176	$1,319	(10.8)%	$3,667	$4,007	(8.5)%
Total Operating Expenses	972	1,113	(12.7)%	3,067	3,375	(9.1)%
Operating Income	204	206	(1.0)%	600	632	(5.1)%
Operating Margin	17.3%	15.6%		16.4%	15.8%
Bookings	$679	$721	(5.8)%	$3,621	$2,287	58.3%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $143 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to $63 million of lower net sales, as planned, on an international Patriot program awarded in the fourth quarter of 2008 driven by scheduled design and production effort, $62 million of lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy's extension of the program schedule, and $58 million of lower net sales on missile defense programs driven by scheduled design and production effort, partially offset by higher net sales on various other programs with no individual or common significant driver. The decrease in operating expenses of $141 million in the third quarter of 2011 compared to the third quarter of 2010 was driven primarily by the activity in the programs described above.

The decrease in net sales of $340 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to $239 million of lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy's extension of the program schedule, and $113 million of lower net sales, as planned, on an international Patriot program awarded in the fourth quarter of 2008 driven by scheduled design and production effort. The decrease in operating expenses of $308 million in the first nine months of 2011 compared to the first nine months of 2010 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The decrease in operating income of $2 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to decreased volume, which had an impact of $20 million, driven primarily by the programs described above, partially offset by a change in contract mix, which had an impact of $11 million, driven primarily by activity on certain international programs, and overall improved program performance, which had an impact of $7 million, driven by activity on a U.S. Navy combat systems program. The increase in operating margin in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the change in contract mix and improved program performance described above.

The decrease in operating income of $32 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to decreased volume, which had a $45 million impact on operating income, driven primarily by the programs described above, partially offset by a change in contract mix, which had an impact of $11 million, driven primarily by activity on a U.S. Navy combat systems program, and overall improved program performance, which had an impact of $2 million, driven by activity on a U.S. Navy combat systems program. The increase in operating margin in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the change in contract mix and improved program performance described above.

Backlog and Bookings. Backlog was $8,438 million at October 2, 2011, which remained relatively consistent with backlog of $8,473 million at December 31, 2010. Bookings decreased $42 million in the third quarter of 2011 compared to the third quarter of 2010. In the third quarter of 2011, IDS booked $142 million for the production of Airborne Low Frequency Sonar (ALFS) systems and spares for the U.S. Navy. IDS also booked $93 million to provide advanced Patriot air and missile defense capability for an international customer. In the third quarter of 2010, IDS booked $190 million for the U.S. Army/U.S. Navy Transportable Radar Surveillance (AN/TPY2) radar for the Missile Defense Agency (MDA), $104 million on the Zumwalt-class destroyer program for the U.S. Navy and $103 million for the Aegis weapon system for the U.S. Navy.

The increase in bookings of $1,334 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to an award to upgrade the Patriot Air and Missile Defense System to the latest Configuration-3 for the Kingdom of Saudi Arabia. On June 19, 2011, we received a signed and effective contract from the Kingdom of Saudi Arabia Ministry of Defense and Aviation and recorded $1,698 million in bookings for this contract. This contract is subject to customary terms and conditions, including successful completion of the US export requirements process, which is expected shortly. In addition to the bookings noted above, in the first nine months of 2011, IDS booked $131 million to provide engineering services support for a Patriot air and missile defense program for U.S. and international customers and $107 million for development on the competitively awarded Space Fence program for the U.S. Air Force. In addition to the bookings noted above, in the first nine months of 2010, IDS booked $685 million for a Patriot air and missile defense program for U.S. and international customers and $146 million on the Zumwalt-class destroyer program for the U.S. Navy, which included initial funding for the third ship.
Intelligence and Information Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2011	Sep 26, 2010	% Change	Oct 2, 2011	Sep 26, 2010	% Change
Total Net Sales	$760	$735	3.4%	$2,262	$1,937	16.8%
Total Operating Expenses	702	677	3.7%	2,177	2,161	0.7%
Operating Income	58	58	—%	85	(224)	NM
Operating Margin	7.6%	7.9%		3.8%	(11.6)%
Bookings	$938	$703	33.4%	$2,523	$3,072	(17.9)%

Total Net Sales and Total Operating Expenses. The increase in net sales of $25 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to $45 million of higher net sales on classified programs, partially offset by $23 million of lower net sales from the UKBA Program. The increase in operating expenses of $25 million in the third quarter of 2011 compared to the third quarter of 2010 was driven primarily by the activity in the programs described above.

The increase in net sales of $325 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the difference in net sales from the UKBA Program. Net sales from the UKBA Program in the first nine months of 2010 were lower than the first nine months of 2011 by $263 million, primarily due to the UKBA Program Adjustment, as described in Commitments and Contingencies on page 44, which negatively impacted net sales by $316 million. Also included in the increase in net sales was $87 million of higher net sales on a GPS command, control, and mission capabilities program awarded in the first quarter of 2010, primarily as a result of scheduled design and build efforts. The remaining change in net sales was spread across numerous programs, with no individual or common significant driver. The increase in operating expenses of $16 million in the first nine months of 2011 compared to the first nine months of 2010 was driven primarily by the activity in the programs described above. Included in operating expenses in the first nine months of

2011 was $80 million related to the UKBA LOC Adjustment. Included in operating expenses in the first nine months of 2010 was $79 million related to the UKBA Program Adjustment.

Operating Income and Margin. Operating income and margin in the third quarter of 2011 remained consistent with the third quarter of 2010. IIS' operating income in the third quarter of 2011 included $3 million of legal fees and other period expenses incurred in connection with the UKBA Program dispute and arbitration compared to $4 million in 2010. IIS' operating income was also reduced by approximately $4 million in the third quarter of 2011 and the third quarter of 2010 by certain cyber security related acquisition costs and investments.

The increase in operating income of $309 million and the increase in operating margin in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the UKBA Program Adjustment in the first nine months of 2010, which had an impact of $395 million, partially offset by the UKBA LOC Adjustment in the first nine months of 2011, which had an impact of $80 million. IIS' operating income in the first nine months of 2011 included $14 million of legal and other period expenses in connection with the UKBA program dispute and arbitration compared to $4 million in the first nine months of 2010. IIS' operating income was also reduced by approximately $11 million in the first nine months of 2011 and $13 million in the first nine months of 2010 by certain cyber security related acquisition costs and investments.

Backlog and Bookings. Backlog was $4,495 million at October 2, 2011 compared to $4,319 million at December 31, 2010. Bookings increased $235 million in the third quarter of 2011 compared to the third quarter of 2010. In the third quarter of 2011, IIS booked $180 million on a contract to provide intelligence, surveillance and reconnaissance (ISR) support to the U.S. Air Force and $163 million booking on the Joint Polar Satellite system (JPSS) program for the National Aeronautics and Space Administration (NASA). Also in the third quarter of 2011, IIS booked $313 million on a number of classified contracts compared to $447 million in the third quarter of 2010.

The decrease in bookings of $549 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the bookings on Global Positioning System Advanced Control Segment (GPS-OCX) in the first nine months of 2010 described below. In addition to the bookings described above, in the first nine months of 2011, IIS booked $349 million on the JPSS program for the NASA, $807 million on a number of classified contracts, as well as $93 million for development on the GPS-OCX program for the U.S. Air Force. In addition to the bookings described above, in the first nine months of 2010, IIS booked an $898 million award on a contract to develop the next-generation GPS-OCX for the U.S. Air Force and $995 million on a number of classified contracts, including $361 million on a major classified program.
Missile Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2011	Sep 26, 2010	% Change	Oct 2, 2011	Sep 26, 2010	% Change
Total Net Sales	$1,413	$1,391	1.6%	$4,108	$4,167	(1.4)%
Total Operating Expenses	1,235	1,230	0.4%	3,624	3,687	(1.7)%
Operating Income	178	161	10.6%	484	480	0.8%
Operating Margin	12.6%	11.6%		11.8%	11.5%
Bookings	$2,264	$2,179	3.9%	$4,473	$5,177	(13.6)%

Total Net Sales and Total Operating Expenses. Net sales in the third quarter of 2011 remained relatively consistent compared to the third quarter of 2010, and included lower net sales of $66 million on the Standard Missile-2 (SM-2) program and $44 million on the Standard Missile-3 (SM-3) program, principally from lower volume driven by scheduled lower production build rates, and higher net sales of $50 million on the Paveway program, principally from higher volume due to a scheduled increase in design and production efforts. The remaining change in net sales was spread across numerous programs, with no individual or common significant driver. The increase in operating expenses of $5 million in the third quarter of 2011 compared to the third quarter of 2010 was driven primarily by the activity in the programs described above.

The decrease in net sales of $59 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to lower net sales of $167 million on the SM-2 program and $90 million on the Evolved Sea Sparrow Missile (ESSM) program, principally from lower volume driven by scheduled lower production build rates, partially offset by higher net sales of $91 million on the Paveway program and $81 million on the Small Diameter Bomb II (SDB II) program, principally from higher volume due to scheduled increases in design and production efforts. The decrease in operating expenses of $63 million in the first nine months of 2011 compared to the first nine months of 2010 was driven by the activity in the programs described above, partially offset by numerous programs, with no individual or common significant driver.

Operating Income and Margin. The increase in operating income of $17 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to overall improved program performance, which had a $15 million impact on operating income, principally on our Paveway production programs. The increase in operating margin in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the improved program performance described above.

The increase in operating income of $4 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to overall improved program performance spread across numerous programs with no individual or common significant driver, which had an $18 million impact on operating income, partially offset by lower volume, which had a $9 million impact on operating income, and a change in contract mix, which had a $5 million impact on operating income. Included in program performance for the first nine months of 2011 is a $15 million charge related to a contract settlement. Operating margin in the first nine months of 2011 remained relatively consistent with the first nine months of 2010.

Backlog and Bookings. Backlog was $8,581 million at October 2, 2011 compared to $8,212 million at December 31, 2010. Bookings increased $85 million in the third quarter of 2011 compared to the third quarter of 2010. In the third quarter of 2011, MS booked $584 million for the production of Advanced Medium-Range Air-to-Air Missiles (AMRAAM) for the U.S. Air Force and international customers, $329 million for the development of SM-3 for the MDA, $221 million for production of ESSM for the U.S. Navy and international customers, $200 million for a major classified program, $195 million for Phalanx weapon systems for the U.S. Navy and international customers, $179 million for the production of SM-2 for the U.S. Navy and international customers, $104 million for the production of Paveway for the U.S. Air Force and international customers, and $91 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy and international customers. In the third quarter of 2010, MS booked $545 million for the production of AMRAAM for the U.S. Air Force and international customers, $451 million for engineering and manufacturing development of Small Diameter Bomb II (SDB II) for the joint U.S. Air Force and U.S Navy program, $237 million for SM-3 for the MDA and an international customer, $204 million for the production of Rolling Airframe Missile (RAM) for the U.S. Navy and an international customer, $119 million for the Javelin program for the U.S. Army and international customers, $112 million for the production of AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy and international customers, and $106 million for development work on the Exoatmospheric Kill Vehicle (EKV) for the MDA.

Bookings decreased $704 million in the first nine months of 2011 compared to the first nine months of 2010. In addition to bookings noted above, in the first nine months of 2011, MS booked $690 million for the development and production of SM-3 for the MDA, $200 million for production of Standard Missile-6 (SM-6) for the U.S. Navy, $177 million for the production of Excalibur for the U.S. Army and an international customer, $91 million for production of Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force and $81 million for the production of Tube-launched, Optically-tracked, Wireless-guided (TOW) missiles for the U.S. Army. In addition to the bookings noted above, in the first nine months of 2010, MS booked $535 million on a classified program, $446 million for the development of SM-3 and $111 million for development work on the EKV program for the MDA, $291 million for the production of SM-2 for an international customer and the U.S. Navy, $203 million for the production of Tomahawk missiles for the U.S. Navy, $102 million for the production of the JSOW for the U.S. Navy, $95 million for the production of TOW missiles for international customers and the U.S. Army, $81 million for the production of AIM-9X short range air-to-air missiles for the U.S. Navy and international customers, $223 million for the Phalanx Weapons System for the U.S. Navy, $150 million for the MALD program for the U.S. Air Force and $123 million for ESSM for the U.S. Navy and international customers.
Network Centric Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2011	Sep 26, 2010	% Change	Oct 2, 2011	Sep 26, 2010	% Change
Total Net Sales	$1,104	$1,227	(10.0)%	$3,360	$3,608	(6.9)%
Total Operating Expenses	942	1,058	(11.0)%	2,868	3,112	(7.8)%
Operating Income	162	169	(4.1)%	492	496	(0.8)%
Operating Margin	14.7%	13.8%		14.6%	13.7%
Bookings	$1,161	$792	46.6%	$2,917	$2,720	7.2%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $123 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to $56 million of lower net sales on U.S. Army sensor programs and $39 million on a U.S. Army communications program due to a planned decline in production and $37 million of lower net sales on a combat vehicle sensor program, principally from lower volume, due to a program restructuring and the related termination for convenience. The decrease in operating expenses of $116 million in the third quarter of 2011 compared to the third quarter of 2010 was driven primarily by the activity in the programs described above.

The decrease in net sales of $248 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to $219 million of lower net sales on U.S. Army sensor programs due to a planned decline in production, $89 million of lower net sales on a combat vehicle sensor program, principally from lower volume, due to a program restructuring and related termination for convenience, and $76 million of lower net sales on a U.S. Army radar support program, principally due to the completion of significant upgrade efforts, partially offset by higher net sales on numerous programs, including a combined $83 million on acoustic sensor system sales and combat vehicle sensor program sales for an international customer. The decrease in operating expenses of $244 million in the first nine months of 2011 compared to the first nine months of 2010 was driven primarily by the activity in the programs described above.

Operating Income and Margin. The decrease in operating income of $7 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to decreased volume, which had an impact of $19 million, principally driven by the programs described above, offset by overall improved program performance, which had an impact of $7 million, and a change in contract mix, which had an impact of $5 million, principally driven by higher acoustic sensor systems sales. Included in operating income in the third quarter of 2010 was a negative profit adjustment of $28 million relating to an infrastructure protection program as a result of a change in our estimated revenue and costs due to the termination of a subcontractor and the Company's subsequent direct assumption of that subcontractor's scope of work. The increase in operating margin in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the favorable contract mix and improved program performance described above.

The decrease in operating income of $4 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to decreased volume, which had an impact of $37 million, principally driven by the programs described above, partially offset by overall improved program performance, which had an impact of $18 million, partially driven by the profit adjustment described above, and a change in contract mix, which had an impact of $15 million, principally driven by higher domestic and international acoustic sensor systems sales. Included in operating income in the first nine months of 2010 was a negative profit adjustment of $28 million relating to an infrastructure protection program, as described above. The increase in operating margin in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the favorable contract mix and improved program performance described above.

Backlog and Bookings. Backlog was $4,512 million at October 2, 2011 compared to $4,912 million at December 31, 2010. Bookings increased by $369 million in the third quarter of 2011 compared to the third quarter of 2010. In the third quarter of 2011, NCS booked $187 million for the production of Sentinel radars, spares and services for the U.S. Army and international customers. In the third quarter of 2010, NCS booked $84 million for airborne tactical communications systems for multiple customers.

Bookings increased by $197 million in the first nine months of 2011 compared to the first nine months of 2010. In addition to the booking noted above, in the first nine months of 2011, NCS booked $129 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) program for the U.S. Army. In addition to the booking noted above, in the first nine months of 2010, NCS booked $138 million for the LRAS3 program for the U.S. Army and $100 million for an international command and control program.
Space and Airborne Systems

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2011	Sep 26, 2010	% Change	Oct 2, 2011	Sep 26, 2010	% Change
Total Net Sales	$1,305	$1,238	5.4%	$3,914	$3,530	10.9%
Total Operating Expenses	1,134	1,050	8.0%	3,411	3,017	13.1%
Operating Income	171	188	(9.0)%	503	513	(1.9)%
Operating Margin	13.1%	15.2%		12.9%	14.5%
Bookings	$1,135	$947	19.9%	$3,524	$2,988	17.9%

Total Net Sales and Total Operating Expenses. The increase in net sales of $67 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to $51 million of higher net sales related to RAST, which we acquired in the first quarter of 2011, and $50 million of higher volume on intelligence, surveillance and reconnaissance systems programs due to increased bookings over the last few years driven by customer demand for these capabilities. The increase in operating expenses of $84 million in the third quarter of 2011 compared to the third quarter of 2010 was driven primarily by the activity described above.

The increase in net sales of $384 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to $177 million of higher volume on intelligence, surveillance and reconnaissance systems programs due to increased bookings over the last few years driven by customer demand for these capabilities, $148 million of higher net sales related to RAST, which we acquired in the first quarter of 2011, and $95 million from higher volume, as production work increased, as planned, on an international airborne tactical radar program awarded in the first half of 2010. The increase in operating expenses of $394 million in the first nine months of 2011 compared to the first nine months of 2010 was driven primarily by the activity described above.

Operating Income and Margin. The decrease in operating income of $17 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to overall program performance, which had an impact of $17 million, and $8 million of acquisition-related costs for RAST. Included in program performance was a $14 million charge related to an estimated contract modification based upon the status of negotiations in the third quarter of 2011. The decrease in operating margin in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to the program performance described above and the acquisition-related costs for RAST.

The decrease in operating income of $10 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to $30 million of acquisition-related costs for RAST, a change in contract mix, principally driven by decreased volume on certain international programs, which decreased operating income by $16 million, and overall program performance, which had an impact of $15 million, partially offset by increased volume of $46 million, which was principally driven by the activity in the programs described above. Included in program performance was a $14 million charge related to an estimated contract modification based upon the status of negotiations in the third quarter of 2011. The decrease in operating margin in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the acquisition-related costs for RAST, the change in contract mix described above and the program performance described above.

Backlog and Bookings. Backlog was $6,012 million at October 2, 2011 compared to $5,981 million at December 31, 2010. Bookings increased by $188 million in the third quarter of 2011 compared to the third quarter of 2010. In the third quarter of 2011, SAS booked $78 million on radar contracts for an international customer and $468 million on a number of classified contracts. In the third quarter of 2010, SAS booked $265 million on a number of classified contracts, and $87 million for the production of Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and Air National Guard.

Bookings increased $536 million in the first nine months of 2011 compared to the first nine months of 2010. In addition to the bookings noted above, in the first nine months of 2011, SAS booked $891 million on two international programs,
$310 million on a number of classified programs and $79 million for the production of Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and Air National Guard. In addition to the bookings noted above, in the first nine months of 2010, SAS booked $649 million on a number of classified contracts, including $357 million on a major classified space program, $127 million on an international tactical radar program, and $90 million for the production of Advanced Countermeasures Electronic System (ACES) for an international customer.
Technical Services

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Oct 2, 2011	Sep 26, 2010	% Change	Oct 2, 2011	Sep 26, 2010	% Change
Total Net Sales	$817	$873	(6.4)%	$2,467	$2,508	(1.6)%
Total Operating Expenses	742	796	(6.8)%	2,239	2,293	(2.4)%
Operating Income	75	77	(2.6)%	228	215	6.0%
Operating Margin	9.2%	8.8%		9.2%	8.6%
Bookings	$707	$696	1.6%	$2,350	$2,221	5.8%

Total Net Sales and Total Operating Expenses. The decrease in net sales of $56 million in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to $21 million of lower net sales on a Defense Threat Reduction Agency (DTRA) program which completed significant efforts at the end of 2010, $16 million of lower net sales from programs with the TSA driven primarily by the completion of the major system integration efforts on a program awarded in the first quarter of 2010, and $12 million of lower net sales on training programs, principally domestic and foreign training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer determined activity levels. The decrease in operating expenses of $54 million in the third quarter of 2011 compared to the third quarter of 2010 was driven primarily by the activity in the programs described above.

The decrease in net sales of $41 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to $59 million of lower net sales on training programs, principally domestic training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer determined activity levels and $55 million of lower net sales on a DTRA program which completed significant efforts at the end of 2010, partially offset by $57 million of higher net sales on various depot services operation programs, driven primarily by new contract awards. The decrease in operating expenses of $54 million in the first nine months of 2011 compared to the first nine months of 2010 was driven primarily by the activity in the programs described above.

Operating Income and Margin. Operating income and margin in the third quarter of 2011 remained relatively consistent with the third quarter of 2010.

The increase in operating income of $13 million in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to overall improved program performance, which had a $14 million impact on operating income. The improved program performance was primarily driven by cost efficiencies associated with various training programs, which had a $9 million impact on operating income. The increase in operating margin in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the improved program performance described above.

Backlog and Bookings. Backlog was $2,947 million at October 2, 2011 compared to $2,654 million at December 31, 2010. Bookings increased by $11 million in the third quarter of 2011 compared to the third quarter of 2010. In the third quarter of 2011, TS booked $256 million on domestic training programs and $67 million on foreign training programs in support of the Warfighter FOCUS activities and $120 million to design, develop and deliver technical training to a commercial customer. In the third quarter of 2010, TS booked $306 million on domestic training programs and $121 million on foreign training programs in support of the Warfighter FOCUS activities.

Bookings increased by $129 million in the first nine months of 2011 compared to the first nine months of 2010. In addition to the bookings noted above, in the first nine months of 2011, TS booked $699 million on domestic training programs and $182 million on foreign training programs in support of the Warfighter FOCUS activities, $150 million to provide operational and logistics support to the National Science Foundation (NSF) Office of Polar Programs, and $100 million with Australia for base operations, maintenance and support services at the Harold E. Holt Naval Communications station. In addition to the bookings noted above, in the first nine months of 2010, TS booked $554 million on domestic training programs and $161 million on foreign training programs in support of the Warfighter FOCUS activities, $88 million on the Security Equipment Integration Services (SEIS) contract for the TSA and $173 million to provide operational and logistics support to the NSF Office of Polar Programs.
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
The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
FAS/CAS Pension Adjustment	$(76)	$(62)	$(255)	$(170)
FAS/CAS PRB Adjustment	1	10	1	32
FAS/CAS Adjustment	$(75)	$(52)	$(254)	$(138)
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
FAS expense	$(260)	$(242)	$(804)	$(671)
CAS expense	184	180	549	501
FAS/CAS Pension Adjustment	$(76)	$(62)	$(255)	$(170)

The increase in our FAS/CAS Pension Adjustment of $14 million in the third quarter of 2011 compared to the third quarter of

2010 and $85 million in the first nine months of 2011 compared to the first nine months of 2010 was driven primarily by approximately $23 million and $94 million, respectively, from the amortization differences of the net unrecognized liability between FAS and CAS, which was principally attributable to the negative 2008 asset returns.

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

Our FAS/CAS PRB Adjustment was $1 million of income in the third quarter of 2011 compared to $10 million of income in the third quarter of 2010, and $1 million of income in the first nine months of 2011 compared to $32 million of income in the first nine months of 2010. The decrease of $9 million and $31 million in the third quarter and first nine months of 2011, respectively, was primarily due to the expiration of historical amortization under FAS of previous benefit modifications.
On an annual basis, at December 31st, we update our estimate of future FAS and CAS pension expense based upon actual asset returns and other actuarial factors. Other variables that can impact the pension plans' funded status and FAS and CAS expense include demographic experience such as the expected rates of salary increase, retirement age, turnover and mortality. In addition, certain pension plans provide a lump sum form of benefit that varies based upon externally determined interest rates. Assumptions for these variables are set at the beginning of the year, and are based on actual and projected plan experience. In addition, on a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation for both FAS and CAS with final census data from the end of the prior year. As a result of this update, our annual FAS/CAS Pension Adjustment changed by $27 million of reduced expense, $16 million of which was recorded in the third quarter and first nine months of 2011.

Corporate and Eliminations
Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio.
The components of net sales related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Intersegment sales eliminations	$(459)	$(522)	$(1,409)	$(1,482)
Corporate	16	11	47	23
Total	$(443)	$(511)	$(1,362)	$(1,459)
The increase in Corporate net sales of $5 million and $24 million in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010 was primarily due to higher sales of residual commuter aircraft.
The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010	Oct 2, 2011	Sep 26, 2010
Intersegment profit eliminations	$(45)	$(46)	$(136)	$(133)
Corporate	(3)	(12)	(5)	(38)
Total	$(48)	$(58)	$(141)	$(171)

Corporate operating income was positively impacted by $5 million and $22 million for the third quarter and first nine months of 2010, respectively, due to the results from our residual commuter aircraft portfolio.
Discontinued Operations
In pursuing our business strategies, we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At October 2, 2011 and December 31, 2010, we had $28 million and $41 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At October 2, 2011 and December 31, 2010, we had $52 million and $113 million, respectively, of liabilities primarily related to certain environmental and product liabilities, non-income tax obligations, various contract obligations and aircraft lease obligations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at October 2, 2011 and December 31, 2010:

(In millions)	Oct 2, 2011	Dec 31, 2010
Cash and cash equivalents	$2,405	$3,638
Working capital	2,366	2,862
Amount available under credit facilities	1,497	1,497

The decrease of $1,233 million in cash and cash equivalents at October 2, 2011 compared to December 31, 2010 was primarily due to repurchases of our common stock, the acquisition of Applied Signal Technology, Inc., and the timing of payments related to accounts payable, as described below.
Operating Activities

	Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010
Net cash provided by operating activities from continuing operations	$837	$1,070
Net cash provided by operating activities	789	1,077

The decrease of $288 million in net cash provided by operating activities in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the timing of payments related to accounts payable, which had an impact of approximately $210 million, and the drawdown of the $80 million UKBA Program letters of credit, which was paid in the second quarter of 2011, partially offset by federal tax refunds of $104 million described below.

Tax Payments - In the first nine months of 2011, we received federal tax refunds totaling $104 million, including the refund relating to the 2011 Tax Settlement, and made $485 million in federal and net foreign tax payments and $43 million in net state tax payments. In the first nine months of 2010, we made $421 million in federal and net foreign tax payments and $54 million in net state tax payments. We expect full year net federal and foreign tax payments to be approximately $610 million in 2011 compared to $433 million in 2010. The increase in the expected full year net federal and foreign tax payments in 2011 is primarily due to the level of pension contribution tax deductions in 2010 compared to those anticipated in 2011.

Pension Plan Contributions - We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. We made the following required contributions to our pension plans during the first nine months of 2011 and 2010:

	Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010
Required contributions	$1,060	$1,133

We expect to make required contributions to our pension plans of approximately $1.1 billion in 2011. While we did not make any discretionary contributions to our pension plans during the first nine months of 2011 and 2010, we periodically evaluate whether to make discretionary contributions. Effective January 1, 2011, we are subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended ERISA.  Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period, as determined annually based upon the funded status at the beginning of each year.  Additionally, the recognition of pension costs for government contractors under the CAS rules is required to be harmonized with the PPA. On May 10, 2010, the CAS Pension Harmonization Notice of Proposed Rulemaking (NPRM) was published in the Federal Register with a 60 day comment period. The NPRM is the third step in a four step regulatory process to implement a final CAS standard (Harmonization Rule) related to the recognition of pension costs for government contractors. Based upon the feedback received during the comment period, the CAS Board is expected to issue a final rule. At the time the rule is implemented, our estimate of future pension costs is expected to increase which will increase our estimated cost to complete each existing contract. The amounts of revenue and profit which are recognizable based upon our estimated percent complete and expected margins on our contracts, principally on our fixed price contracts in backlog, will be reduced. However, since the Harmonization Rule will be a mandatory change in cost accounting for government contractors, we will be entitled to an equitable adjustment for some portion of the increase in costs, which will partially offset the impact on revenue. Although it is not possible to determine the ultimate impact of the final rule since it has not yet been issued, we expect the rule to increase our CAS recovery and decrease our FAS/CAS expense in future periods and do not expect it to have a material effect on our financial condition, results of operations or liquidity in 2011.

Other postretirement benefit plan payments were $13 million and $18 million in the first nine months of 2011 and 2010, respectively.

We made interest payments of $150 million and $96 million in the first nine months of 2011 and 2010, respectively. The increase in interest payments in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the first interest payment on the 1.625% Notes, 3.125% Notes, and 4.875% Notes issued in the fourth quarter of 2010. Interest payments on these Notes commenced in the second quarter of 2011.
Investing Activities

	Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010
Net cash used in investing activities	$795	$240

The increase of $555 million in net cash used in investing activities in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to the acquisition of Applied Signal Technology, Inc., as described below.

Additions to property, plant and equipment and capitalized internal use software were as follows:

	Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010
Additions to property, plant and equipment	$197	$184
Additions to capitalized internal use software	74	45

We expect our property, plant and equipment and internal use software expenditures to be approximately $356 million and $102 million, respectively, in 2011, consistent with the anticipated growth of our business and for specific investments including program capital assets and facility improvements.

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. Payments for purchases of acquired companies, net of cash acquired were as follows:

	Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010
Payments for purchases of acquired companies, net of cash acquired	$551	$12

On June 14, 2011, we acquired substantially all the assets of Ktech Corporation (Ktech) for $51 million in cash, exclusive of retention and management incentive payments. Ktech is in the business of pulsed power, directed energy, information technology and advanced manufacturing. The acquisition is part of our strategy to extend and enhance our Missile Systems (MS) offerings. In connection with this transaction we have recorded $35 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, and $8 million of intangible assets.

On January 31, 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST), for $500 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. RAST provides advanced intelligence, surveillance, and reconnaissance solutions to enhance global security. The acquisition is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets. In connection with this acquisition, we recorded $387 million of goodwill, all of which was allocated to the Company's SAS segment, primarily related to expected synergies from combining operations and the value of RAST's assembled workforce, and $89 million in intangible assets, primarily related to contractual relationships, license agreements and trade names with a weighted average life of 7 years.

In January 2010, we acquired substantially all of the assets of an Australian company, Compucat Research Pty. Ltd., at Intelligence and Information Systems for $12 million in cash, which enhances our information security and cybersecurity capabilities. In connection with this acquisition, we recorded $4 million of goodwill and $2 million of intangible assets.
Financing Activities

	Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010
Net cash used in financing activities	$1,227	$1,330

We have used cash provided by operating activities as our primary source for the payment of dividends and the repurchase of our common stock. Net cash used in financing activities remained relatively consistent in the first nine months of 2011 compared to the first nine months of 2010.

Stock Repurchases - Information on repurchases of our common stock under our share repurchase programs was as follows:

	Nine Months Ended
(In millions)	Oct 2, 2011	Sep 26, 2010
Amount of stock repurchased	$937	$1,200
Shares of stock repurchased	20.1	23.7

In March 2010, our Board of Directors authorized the repurchase of $2.0 billion of our outstanding common stock. In September 2011, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At October 2, 2011 we had approximately $2.5 billion available under these repurchase programs. Share repurchases will take place from time to time at management's discretion depending on market conditions.

Cash Dividends - Our Board of Directors authorized the following cash dividends:

	Nine Months Ended
(In millions, except per share amounts)	Oct 2, 2011	Sep 26, 2010
Cash dividends per share	$1.29	$1.125
Total dividends paid	440	401
In March 2011, our Board of Directors authorized a 15% increase to our annual dividend payout rate from $1.50 to $1.72 per share. Dividends are subject to quarterly approval by our Board of Directors.
Capital Resources

Total debt was $3.6 billion at October 2, 2011 and December 31, 2010. Our outstanding debt bears contractual interest at fixed interest rates ranging from 1.625% to 7.2% and matures at various dates through 2040.

Cash and Cash Equivalents-Cash and cash equivalents were $2.4 billion and $3.6 billion at October 2, 2011 and December 31, 2010, respectively. We invest cash in U.S. Treasuries; commercial paper of financial institutions and corporations with a minimum long-term debt rating of AA- or Aa3 and minimum short-term debt rating of A-1 and P-1; AAA/Aaa rated money market funds; and bank certificates of deposit and time deposits with a minimum long-term debt rating of AA- or Aa3. Cash balances held at our foreign subsidiaries were approximately $491 million and $630 million at October 2, 2011 and December 31, 2010, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities- We have a $500 million revolving credit facility maturing in November 2012. Under the facility, we can borrow and backstop commercial paper.

We have a $1.0 billion revolving credit facility maturing in November 2012, $150 million of which is available to Raytheon United Kingdom Limited, our U.K. subsidiary. Under the facility, we can borrow, issue letters of credit and backstop commercial paper.

Borrowings under these facilities bear interest at various rate options, including LIBOR plus a margin based on our credit default swap spread, with minimum and maximum margins that are adjusted for our credit ratings. Based on our credit ratings at October 2, 2011, borrowings under the $1.0 billion and $500 million facilities would bear interest at LIBOR plus 100 basis points and 75 basis points, respectively, the minimum margins. The credit facilities are comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the aggregate of the facilities. At October 2, 2011 and December 31, 2010, there were no borrowings outstanding under these credit facilities. However, we had $3 million of outstanding letters of credit at October 2, 2011 and December 31, 2010, which effectively reduced our borrowing capacity under these credit facilities.

Under these credit facilities, we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 50% and a ratio of consolidated earnings attributable to Raytheon Company before interest, taxes, depreciation and amortization to consolidated net interest expense, for any period of four consecutive fiscal quarters, of no less than 3 to 1. We were in compliance with these covenants during the nine months ended October 2, 2011 and the full-year 2010. Our ratio of total debt to total capitalization, as defined in the credit facilities, was 25.8% and 26.7% at October 2, 2011 and December 31, 2010, respectively. We are disclosing these ratios, which are financial covenants under our credit facilities, as these metrics are used by our lenders to monitor the Company's leverage and debt service capacity and are also thresholds that limit our ability to utilize these two facilities.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity, including the $150 million Raytheon United Kingdom Limited facility described above. In addition, other uncommitted bank lines totaled approximately $2 million at October 2, 2011 and December 31, 2010. There were no amounts outstanding under these lines of credit at October 2, 2011 and December 31, 2010. Compensating balance arrangements are not material.

Credit Ratings-Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of October 2, 2011 to our short-term debt and long-term senior unsecured debt:

	Short-Term Debt	Long-Term Senior Debt		Date of Last Action
Rating Agency		Rating	Outlook
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	Baa1	Stable	March 2007
S&P	A-2	A -	Stable	September 2008
On October 17, 2011, Moody's upgraded the Company's senior unsecured credit rating from Baa1 to A3.
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

(In millions, except percentages)	Oct 2, 2011	Dec 31, 2010
Total remediation costs – undiscounted	$228	$225
Weighted average risk-free rate	5.7%	5.6%
Total remediation costs – discounted	$158	$152
Recoverable portion	110	107
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

Financing Arrangements and Other - We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2021. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at October 2, 2011 and December 31, 2010 were as follows:

(In millions)	Oct 2, 2011	Dec 31, 2010
Guarantees	$244	$281
Letters of Credit	1,308	1,067
Surety Bonds	233	213

Included in guarantees and letters of credit were $97 million and $260 million, respectively, at October 2, 2011, and $134 million and $256 million, respectively, at December 31, 2010, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At October 2, 2011, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at October 2, 2011. At October 2, 2011 and December 31, 2010, we had an estimated liability of $6 million and $9 million, respectively, related to guarantees and letters of credit.

Included in letters of credit at December 31, 2010 was approximately $80 million provided by Raytheon Systems Limited (RSL) to the UK Border Agency (UKBA) in connection with a UKBA program. On April 6, 2011, the UKBA drew approximately $80 million on the letters of credit as described below.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems' System for the Vigilance of the Amazon program. Loan repayments by the Brazilian Government were current at October 2, 2011.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At October 2, 2011, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring the contractor to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary country-by-country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

On July 22, 2010, RSL was notified by the UKBA that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amount of revenue and costs under the program in the second quarter of 2010. The impact of the UKBA Program Adjustment reduced IIS' total net sales and operating income by $316 million and $395 million, respectively, for the nine months ended September 26, 2010. The UKBA Program Adjustment also reduced total company diluted earnings per share from continuing operations by $0.72 in the nine months ended September 26, 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $550 million based on foreign exchange rates as of October 2, 2011) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $780 million based on foreign exchange rates as of October 2, 2011) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $650 million based on foreign exchange rates as of October 2, 2011). RSL intends to pursue vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and will mount a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability would end in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.
At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
As a result of the Tribunal's decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown, which is included in IIS' operating expenses in the first quarter of 2011. The receivables and other assets remaining under the program for technology and services delivered decreased by $30 million from approximately $70 million at December 31, 2010 to approximately $40 million at October 2, 2011 which was impacted by collections on certain outstanding receivables. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.
Accounting Standards

New pronouncements issued but not effective until after October 2, 2011 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information at October 2, 2011 and December 31, 2010 about our market risk exposure associated with changing interest and exchange rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.
As of October 2, 2011
Principal Payments and Interest Rate Detail by Contractual Maturity Dates
(In millions, except percentages)

Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt	—	$—	$—	$—	$400	$3,258	$3,658	$4,146
Average interest rate	—%	—%	—%	—%	1.625%	4.962%	4.60%

As of December 31, 2010 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)
Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt	—	$—	$—	$—	$400	$3,258	$3,658	$3,783
Average interest rate	—%	—%	—%	—%	1.625%	4.962%	4.60%
The notional amounts of outstanding foreign currency forward contracts consisted of the following at:

	Oct 2, 2011		Dec. 31, 2010
(In millions)	Buy	Sell	Buy	Sell
British Pounds	$336	$286	$370	$296
Canadian Dollars	180	66	220	51
Euros	149	33	165	32
All other	97	15	85	39
Total	$762	$400	$840	$418

Unrealized gains of $28 million and $45 million were included in other assets, net, and unrealized losses of $37 million and $41 million were included in other accrued expenses at October 2, 2011 and December 31, 2010, respectively. For foreign currency forward contracts designated and qualified for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of October 2, 2011.
Conclusion of Evaluation
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of October 2, 2011 were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. We accrued all appropriate costs we expect to incur in connection therewith. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, we do not expect any additional liability to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations can be found in Item 1. “Business”, in “Environmental Regulation”, Item 1A. “Risk Factors”, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations“, in “Commitments and Contingencies” and Item 8. “Financial Statements and Supplementary Data”, in Note 11: “Commitments and Contingencies” of our Form 10-K for the fiscal year ended December 31, 2010.

On July 22, 2010, RSL was notified by the UKBA that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amount of revenue and costs under the program in the second quarter of 2010 (UKBA Program Adjustment). The impact of the UKBA Program Adjustment reduced Intelligence and Information Systems' (IIS) total net sales and operating income by $316 million and $395 million, respectively, for the nine months ended September 26, 2010. The UKBA Program

Adjustment also reduced total company diluted earnings per share from continuing operations by $0.72 in the nine months ended September 26, 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $550 million based on foreign exchange rates as of October 2, 2011) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $780 million based on foreign exchange rates as of October 2, 2011) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $650 million based on foreign exchange rates as of October 2, 2011). RSL intends to pursue vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and will mount a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability would end in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.
At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.

As a result of the Tribunal's decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown, which is included in IIS' operating expenses in the first quarter of 2011. The receivables and other assets remaining under the program for technology and services delivered decreased by $30 million from approximately $70 million at December 31, 2010 to approximately $40 million at October 2, 2011 which was impacted by collections on certain outstanding receivables. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
July (July 4 - July 31, 2011)	6,293	$45.39	—	$0.8 Billion
August (August 1 - August 28, 2011)	6,306,708	$41.10	6,306,708	$0.5 Billion
September (August 29, 2011 - October 2, 2011)	1,293,800	$41.13	1,293,800	$2.5 Billion
Total	7,606,801	$41.11	7,600,508

(1)
Includes shares purchased related to treasury activity under our stock plans. Such activity during the third quarter of 2011 includes the surrender by employees of 6,293 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.

(2)
In March 2010, our Board of Directors authorized the repurchase of $2 billion of our outstanding common stock. In September 2011, our Board of Directors authorized the repurchase of up to an additional $2 billion of our outstanding common stock. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.**

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
October 27, 2011