Form 10-K
period 2011-12-31
RAYTHEON CO/
filed 2012-02-22
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 1-13699
__________________________________________________________
RAYTHEON COMPANY
(Exact Name of Registrant as Specified in its Charter)
__________________________________________________________

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
None
 __________________________________________________________

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
Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 3, 2011, was approximately $17.6 billion.
The number of shares of Common Stock outstanding as of February 17, 2012 was 339,876,000.
Documents incorporated by reference and made a part of this Form 10-K:
Portions of the Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The following is a description of each of our business segments. As part of the description, we include a discussion of some of the segment’s notable initiatives and achievements in 2011, such as certain key contract awards, new product introductions and acquisitions. For a discussion of the financial performance of our business segments and other financial information, see pages 43-60 of this Form 10-K.

Integrated Defense Systems (IDS)—IDS, headquartered in Tewksbury, Massachusetts, is a leading provider of integrated air and missile defense, radar solutions, and naval combat and ship electronic systems. Through world class mission systems integration and technology expertise, IDS delivers combat-proven performance against the complete spectrum of airborne and ballistic missile threats and is a world leader in large-scale radar development, technology and production. Key customers include the U.S. Navy, Army, Air Force, and Missile Defense Agency (MDA) and numerous international customers.

In 2011, IDS received two significant contracts as the prime contractor for the Patriot Air and Missile Defense System: a foreign military sales contract to build additional new Patriot fire units for Taiwan, and a direct commercial sales contract to upgrade Saudi Arabia's Patriot Air and Missile Defense System to the latest Configuration-3. The Saudi award includes ground-system hardware, a full training package and support equipment upgrades. IDS also received a contract for two Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2) radars from the United Arab Emirates (UAE) as the radar component of two Terminal High Altitude Area Defense (THAAD) air defense systems, marking the first international sale of the AN/TPY-2. IDS was also awarded, in the second phase of a multiphase acquisition program, a strategic radar contract to further develop the preliminary design for the U.S. Air Force Space Fence system. Also in 2011, IDS maintained its position as the U.S. Navy's sole production supplier for lightweight torpedoes by winning a competitive contract for the MK 54 torpedo and continued to serve as the prime mission systems integrator for all electronic and combat systems of the U.S. Navy's Zumwalt-class destroyer program (DDG 1000). The DDG 1000 program continued to be impacted by the U.S. Navy's extension of the program schedule in connection with the third ship of a three ship class.

IDS has the following principal product lines:

Integrated Air & Missile Defense (IAMD)—IAMD provides reliable and cost-effective missile defense systems that are interoperable. IAMD provides the Patriot Air and Missile Defense System, which serves as the foundation for integrated air and missile defense for the U.S. Army and international partners, including the Netherlands, Germany, Japan, Israel, Saudi Arabia, Kuwait, Taiwan, Greece, Spain, South Korea and UAE. The National Advanced Surface-to-Air Missile System (NASAMS), also offered by IAMD, is a highly adaptable mid-range solution for any operational air defense requirement, and is deployed in the U.S. National Capital Region, Norway, Spain, and the Netherlands. Additionally, IAMD provides the Hawk XXI, an advanced air defense system against low- to medium-altitude air threats, with advanced fire control and battle management.

Global Integrated Sensors (GIS)—GIS provides integrated whole-life air and missile defense systems for the U.S. Army, Navy, Air Force, MDA, and international partners. These systems enable warfighters to detect, track and engage threats through air and ground-based sensors and command and control systems, as well as provide joint system solutions and intelligence support for air and ballistic missile defense. GIS produces systems and solutions, such as the Joint Land Attack Cruise Missile Defense Elevated Netted Sensor (JLENS), which is a theater-based, advanced sensor system that provides long-endurance, over-the-horizon detection and tracking capabilities required to defeat hostile cruise missiles. GIS also produces Early Warning Radars, including the X-band Family of Radars, such as the AN/TPY-2, the world's most advanced mobile X-band radar, and the Sea-based X-band (SBX) radar, which provide threat detection, precision tracking, discrimination and classification of ballistic missile threats. GIS also offers integrated capabilities for persistent surveillance, multi-domain awareness, decision-making, information fusion and space situational awareness through a broad range of solutions.

Seapower Capability Systems (SCS)—SCS is a provider and integrator of submarine and surface ship combat management, airborne anti-submarine and mine warfare, and integrated ship systems, as well as sensors, maritime naval navigation systems and torpedoes for U.S. and international navies. SCS is a leader in the U.S. Navy's Open Architecture initiatives for surface combatants, serving as the prime contractor of mission systems for the Navy's DDG 1000 combat system and providing the Ship Self Defense System, an open, distributed combat management system for U.S. Navy carriers and amphibious ships. For the DDG 1000 program, SCS designs and produces the software and hardware for the mission systems equipment, which includes the Total Ship Computing Environment, radar, sonar, and the associated electronics systems. SCS also offers a range of navigation and integrated bridge systems for military and commercial markets worldwide. In addition, SCS is developing and supporting several large dual-frequency naval radar programs, including the U.S. Navy's Dual Band Radar, the primary sensor for CVN 78 Ford-class carriers, and Cobra Judy Replacement, a program for which Raytheon is the prime contractor. IDS is also currently developing a technology demonstrator for the Air and Missile Defense Radar program (AMDR), a scalable and technologically advanced radar system which is expected to provide the U.S. Navy with significantly increased detection range and powerful discrimination accuracy.

Intelligence and Information Systems (IIS)—IIS, headquartered in Garland, Texas, is a leader in intelligence, surveillance and reconnaissance (ISR), advanced cyber solutions, and U.S. Department of Defense (DoD) space, weather and environmental solutions. Approximately half of its business is for classified customers. Key customers include the U.S. Intelligence Community, DoD agencies, the National Oceanic and Atmospheric Administration, the Department of Homeland Security, the Federal Bureau of Investigation and the National Aeronautics and Space Administration (NASA).

In 2011, IIS was awarded a number of classified contracts, and recorded major bookings on the Joint Polar Satellite System (JPSS), the latest generation of U.S. polar-orbiting, non-geosynchronous, environmental satellites. Also in 2011, the Company acquired Pikewerks Corporation, a privately-held company headquartered in the Huntsville, Alabama area, bolstering IIS' end-to-end cyber capabilities by adding deep expertise and products in the areas of insider threat protection, software protection and forensics. The Company also acquired Henggeler Computer Consultants, Inc., a privately-held company headquartered in Columbia, Maryland, further extending IIS' capabilities to serve the cybersecurity, enterprise architecture and systems engineering needs of customers in the Intelligence Community as well as in the DoD. In 2011, IIS was negatively impacted by the drawdown on U.K. Border Agency (UKBA) Program letters of credit by the UKBA as described under “Commitments and Contingencies” on page 65.

IIS has the following principal product lines:

Defense and Civil Mission Solutions (DCMS)—DCMS provides multi-INT ground systems, unmanned systems technology, environmental information management systems and satellite command and control. Additionally, DCMS provides large-scale information processing, information integration and visualization systems for intelligence, satellite and space-based programs for commercial and DoD customers. Key programs include advanced ground solutions for strategic and tactical ISR missions, including Global Hawk, U-2, and the U.S. Air Force's Distributed Common Ground System (DCGS), a network-centric system for the U.S. armed forces designed to enable real-time information sharing. DCMS also provides ground stations for the Joint Polar Satellite System (JPSS) weather observation system, the Global Positioning System (GPS-OCX) and the NASA earth-observing research mission.

Enterprise Intelligence Solutions (EIS)—EIS primarily supports classified programs in support of the U.S. Intelligence Community. EIS capabilities include ground systems for Geospatial Intelligence (GEOINT) and Signals Intelligence (SIGINT) systems, large-scale data processing and exploitation, storage architectures and high performance data handling and processing systems.

Information Security Solutions (ISS)—ISS provides cybersecurity products and end-to-end system solutions to government and critical infrastructure customers worldwide. Through ISS, Raytheon protects mission critical systems against a wide range of internal and external threats. ISS is an industry leader in computer network operations, cross security domain information sharing, insider threat prevention, and protection from the enterprise to the edge, including wireless devices. In addition to expanding within the direct cybersecurity market, Raytheon is leveraging and incorporating the cyber-capabilities within ISS broadly across the Company, embedding information assurance technologies and know-how into our internal company systems and our core solutions and products. ISS provides products, advanced research and high-level cybersecurity solutions to the U.S. Intelligence Community, DoD, various federal agencies and Fortune 500 companies.

Mission Operations Solutions (MOS)—MOS provides operations, maintenance, sustainment and systems engineering for civil agencies, the U.S. Intelligence Community and the DoD. MOS' innovative approaches, proven tools and cutting edge technologies optimize limited resources, achieve operational improvements, and accomplish mission success. Core competencies include IT infrastructure, mission systems, facilities management, commercial of-the-shelf (COTS) life cycle management, complex data systems, and domain-specific expertise.

Special Missions and Technologies (SMT)—SMT provides innovative solutions for a new generation of special missions. It applies advanced technology and special skills to address complex problems for U.S. intelligence and operational commands. SMT solutions enable advanced technical intelligence as well as Human Intelligence (HUMINT), Open Source Intelligence (OSINT), and close access collection. These solutions enable decision makers to plan thoroughly, orchestrate multiple systems toward a single objective, collect large amounts of diverse data, create information and knowledge from that data, and increase the value of intelligence with greater efficiency and effectiveness.

Missile Systems (MS)—MS, headquartered in Tucson, Arizona, is a premier developer and producer of missile systems for the armed forces of the United States and other allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting, and netted systems, MS develops and supports a broad range of cutting-edge weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles and directed energy effectors. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA and the armed forces of more than 40 allied nations.

In 2011, MS continued to gain key contract awards from a broad international customer base, including more than $250 million for the Advanced Medium-Range Air-to-Air Missile (AMRAAM) program. MS also secured more than $1.3 billion in Standard Missile-3 (SM-3) contracts - maintaining the Company's leadership role in missile defense. MS completed the first flight test of an SM-3 Block IA against an intermediate range ballistic missile, and demonstrated the SM-3 Block IA's ability to engage a ballistic missile target when launched on remote. MS also successfully completed an operational demonstration of the TALON Laser-Guided Rocket from AH-64D Apache Longbow helicopters in the United Arab Emirates (UAE). MS delivered the first Standard Missile-6 (SM-6) production round to the U.S. Navy. MS also broke ground for an all-up-round Standard Missile production facility in Huntsville, Alabama. This is referred to as an all-up-round facility because once complete, the facility will provide final assembly and testing for Raytheon's SM-3 and SM-6 missiles. In June 2011, the Company acquired key business assets of Ktech Corp., a leader in pulsed power and directed energy, which is being integrated into MS. Also in 2011, MS received a Superior rating in an annual audit by the U.S. Defense Security Service and its site in Tucson, Arizona was awarded Star Certification from the Arizona Division of Occupational Safety and Health as part of the Voluntary Protection Program.
MS has the following principal product lines:

Air Warfare Systems (AWS)—AWS products and services enable the U.S. armed forces and international customers to attack, suppress and destroy air- and ground-based targets. Products include AMRAAM, a state-of-the-art, highly dependable and battle-proven air-to-air missile that also has a surface-to-air launch application; the Tomahawk cruise missile, an advanced surface- or submarine-launched cruise missile with loitering and network communication capability; Small Diameter Bomb II, a 250-pound class air-to-ground glide weapon with a tri-mode seeker and dual-band data link; the Joint Standoff Weapon (JSOW), a family of air-to-ground weapons that employ an integrated GPS/inertial navigation system that guides the weapon to the target; the Paveway™ family of laser- and GPS-guided smart bombs; the AIM-9X Sidewinder short-range air-to-air missile; the Miniature Air-Launched Decoy (MALD®); the High-Speed Anti-Radiation Missile (HARM) and the HARM Targeting System; and the Maverick precision strike missile.

Air and Missile Defense Systems (A&MDS)—A&MDS designs, develops, produces and supports air defense and ballistic missile defense interceptor systems. A&MDS' primary customers are the MDA, the U.S. Navy and various international navies around the world. A&MDS develops, manufactures and supports the Standard Missile family of weapons with capabilities ranging from anti-air warfare to ballistic missile defense. A&MDS is responsible for the first line of ship-defense weapons - the Standard Missile-2 (SM-2) and the SM-6. A&MDS is also responsible for the SM-3, which is a core element of the MDA's

Phased Adaptive Approach to global missile defense. A&MDS builds and supports the Exoatmospheric Kill Vehicle (EKV), which is part of the U.S. ground-based midcourse defense system that defends against ballistic missile attack. A&MDS is also involved in a number of advanced missile defense concepts that seek to pace the evolving ballistic missile threat.

Naval Weapon Systems (NWS)—NWS products and services provide layered defense capability for the navies of more than 30 countries. The NWS product portfolio provides highly effective layered ship defense across multiple platforms to counter the anti-ship threats of today and tomorrow. NWS leverages its capabilities to provide forward-operating base defense for the U.S. Army, Air Force and Marine Corps. NWS produces the Phalanx Close-In Weapon System (afloat and ashore), the Rolling Airframe Missile (RAM), the SeaRAM and the Evolved Seasparrow/Sparrow family of missiles for ship self-defense against air and surface threats. Additionally, NWS continues to expand its commitment to international cooperative endeavors with international partners and to evolve its products and technologies to encompass the full spectrum of threats, including the protection of land bases and high-value infrastructure sites to counter terrorist threats.

Land Combat—Land Combat provides precision missiles and projectiles to the U.S. Army and Marine Corps and more than 40 allied nations. Land Combat focuses on accelerating the deployment of precision munitions capability to land combat forces and on expanding its mission support capabilities. Land Combat provides the Stinger weapon system for air defense; the tube-launched optically-tracked wireless-guided (TOW) weapon system, a long-range precision anti-armor/anti-fortification/anti-amphibious-landing weapon system; the Javelin, a shoulder-fired fire-and-forget anti-tank weapon; and Excalibur, a GPS-guided artillery round designed to provide organic indirect precision fire for ground forces. Land Combat is also developing two new products: Laser-Guided Rocket (LGR), a low-cost, lightweight, rapidly deployable and lethal weapon for helicopters and fixed-wing aircraft, and the Shoulder-Launched Multipurpose Assault Weapon (SMAW II) for the U.S. Marine Corps.

Other MS product lines include Advanced Missiles and Unmanned Systems, and Advanced Security and Directed Energy Systems (AS&DES). Advanced Missiles and Unmanned Systems focuses on the development and early introduction of next-generation, end-to-end system solutions that support the AWS, NWS and Land Combat product lines, and leads MS' entry into unmanned systems. AS&DES pursues opportunities in the directed energy and adjacent markets, including the development of force protection solutions, information operations/information assurance (IO/IA), high-power microwave, high-energy laser systems, space applications, and counterterrorism solutions.

Network Centric Systems (NCS)—NCS, headquartered in McKinney, Texas, is a leading provider of net-centric enabled mission solutions for federal, state and local government, and civil customers. NCS leverages its capabilities in networking, sensors, command and control, and communications to develop and produce solutions for customers in key markets such as U.S. Army modernization, international and domestic homeland security, civil communications, and transportation solutions. NCS key customers include the DoD and other U.S. Government customers, as well as numerous international customers.

In 2011, the U.S. Army chose NCS' Improved Sentinel Radar as an important tool for battlefield Counter-Rocket, Artillery and Mortar (CRAM) sense and warning, and awarded NCS a multi-year contract for the purchase of radars. NCS won a contract for its Enhanced Precision Location Radio System (EPLRS) as the digital radio backbone solution for Australia's Battlefield Command Support System. NCS continued production and global deployment of enhanced Electro-Optic systems, and performed as a principal source of sensors and targeting solutions for the new U.S. Army Ground Combat Vehicle and multiple platform upgrades for the U.S. military and international customers. Raytheon BBN Technologies' (Raytheon BBN) Boomerang sniper detection system was further deployed among U.S. Forces and was selected by the United Kingdom Army as the best solution for soldier-worn sniper alert needs. The U.S. Navy awarded NCS a low-rate initial production (LRIP) contract for the U.S. Navy Multi-band Terminal (NMT), a single satellite terminal for the U.S. Navy's next generation satellite communications needs and designed for a wide variety of Navy ship and shore installations.

NCS has the following principal product lines:

Integrated Communications Systems (ICS)—ICS offers wireless, high-bandwidth and transformational communication solutions for every DoD agency and many international customers. These solutions enable connectivity for Net-centric Operations (NCO) and the Global Information Grid (GIG) and provide mission assurance to customers with satellite, point-to-point and networked communications services that are effective on land, sea, undersea, air and space. Solutions include MAINGATE, an interoperable battlefield communications platform that provides a broadband gateway between separate radio systems; the EPLRS; the Secure Mobile Anti-Jam Reliable Tactical Terminal (SMART-T), a low-cost, extremely high frequency (EHF) satellite terminal that provides robust, low probability-of-detection, jam-resistant, multi-channel communications in support of the field commander; and the NMT.

Security and Transportation Solutions (STS)—STS develops, delivers and supports domestic and international defense, federal and civil customers with integrated, networked, actionable command and control (C2) transportation and security systems.

STS is the leading provider of Air Traffic Management (ATM) solutions for the U.S. Federal Aviation Administration (FAA) and the DoD with its Standard Terminal Automation Replacement System (STARS), and is a key provider of ATM solutions internationally with its AutoTrac III product line and surveillance radars. STS also is continuing to develop advanced airspace management capabilities with the FAA-certified Wide Area Augmentation System (WAAS), Japan's Multifunction Transport Satellite-based Augmentation System (MSAS), and India's Geosynchronous Augmented Navigation System (GAGAN) to improve airspace design flexibility and efficiency by removing route dependency on ground-based navigational aids. STS is developing the Joint Precision Approach and Landing System (JPALS) for the DoD with initial capabilities under contract for the U.S. Navy. STS is also a key provider of open-road tolling systems throughout the U.S. and internationally, the Perimeter Intrusion Detection System (PIDS) at major metropolitan airports, and is deploying ClearView, a comprehensive yet scalable security C2 capability for critical infrastructure protection.

Combat and Sensing Systems (CSS)—CSS provides integrated ground-based surveillance and target engagement solutions designed to provide a significant advantage to the U.S. Army and Marine Corps warfighters. CSS develops advanced ground sensor capabilities for the U.S. Army's Brigade Combat Team (BCT) Modernization program such as the Mast Mounted Sensor (MMS) and the Multi-Function Radio Frequency System (MFRFS). CSS also developed the Active Protection System (APS) capability which destroys rocket-propelled grenades or anti-tank missiles targeting combat vehicles. In addition, CSS provides the Long Range Advanced Scout Surveillance System (LRAS3), a multi-sensor system which provides the ability to detect, identify and geo-locate distant targets, and is now networked to enable multi-sensor improved accuracy and available in an enhanced version for the U.S. Army. Other CSS products include the Integrated Target Acquisition System (ITAS) for the tube-launched optically-tracked wireless-guided (TOW) missile which increases target detection, acquisition, recognition and engagement ranges; the HTI 2nd Generation FLIR (Horizontal Technology Integration Forward Looking Infrared) systems which provide the capability to detect, recognize, acquire, and engage targets at extended ranges; and, Thermal Weapon Sights (TWS) for weapons serving individual and crews of soldiers. CSS also provides industry leading technologies in Virtual Immersion close-quarters combat training in an exclusive collaboration with Motion Reality, Inc.

Advanced Programs (AP)—AP provides a broad range of imaging capabilities, including next-generation X-ray, visible, infrared, and millimeter wave focal plane and scanning arrays for weapons, thermal imaging, earth remote sensing and astronomy applications. AP also includes Raytheon BBN's advanced networking and cybersecurity technologies and capabilities and products including Boomerang and TransTalk, a smartphone application that automatically translates speech into another language. Raytheon BBN is the Defense Advanced Research Project Agency's largest supplier of Cooperative Research and Development. AP also develops advanced concepts for urgent operational needs incorporating next-generation communications, sensing, and command and control solutions.

Command, Control, Communications, Computers and Intelligence (C4I)—C4I includes Thales-Raytheon Systems, LLC (TRS LLC) which is the U.S. operating subsidiary of the Thales-Raytheon joint venture (TRS). C4I is a leader in complex information systems, command and control, communications systems including terrestrial, satellite and voice communications, as well as long range and tactical short- to medium-range air defense radars and weapon locating radars. C4I solutions include the Sentinel air defense and Firefinder weapon locating radar systems used by the U.S. Army and Marine Corps and over 20 allied nations; the Battle Control System (BCS) air command and control system used by the U.S. Air Force and Canada; the NATO Air Command and Control System (ACCS); and the non-TRS U.S. Army's Advanced Field Artillery Tactical Data System (AFATDS) and Joint Automated Deep Operations Coordination System (JADOCS), which provide for the command and control of battlefield weapons, effects and operations.

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

In 2011, SAS delivered its 300th APG-79 Active Electronically Scanned Array (AESA) radar for integration on the U.S. Navy's F/A-18E/F Super Hornet and EA-18 Growler. SAS also received approval from the U.S. Air Force to begin low-rate initial production (LRIP) of the APG-82(V)1 AESA radar for the F-15E radar modernization program. In maritime surveillance radars, SAS was awarded an LRIP contract to deliver six APY-10 radars for the P-8A Poseidon aircraft and also delivered a SeaVue XMC radar to the U.S. Customs and Border Protection's Guardian unmanned aircraft system. SAS received contracts to deliver the AAS-44C(V) Multi-Spectral Targeting System on MH-60R and MH-60S helicopters to the U.S. Navy, deliver the AN/AAQ-29A forward looking infrared imaging system on a Pave Hawk HH-60G helicopter to the U.S. Air Force, and develop the processing technology for the Advanced Distributed Aperture System (ADAS) for the U.S. Army. SAS also received the first production contract from the U.S. Air Force for Airborne Cueing and Exploitation System Hyperspectral (ACES HY), an airborne tactical hyperspectral sensor. Additionally, SAS received a contract to supply the ALR-69A digital radar warning receiver on the U.S. Air Force KC-46 tanker program and a contract to supply the ALR-67(V)3 digital radar warning receiver on the U.S. Navy's F/A-18E/F. In space systems, the National Preparatory Project (NPP) satellite successfully launched into orbit from California's Vandenberg Air Force Base carrying the SAS Visible Infrared Imager Radiometer Suite (VIIRS) sensor.

SAS has the following principal product lines:

Intelligence, Surveillance and Reconnaissance Systems (ISRS)—ISRS designs and manufactures sensor, surveillance and targeting solutions that enable actionable information for strike, persistent surveillance and special mission applications. ISRS provides maritime and overland surveillance radars, terrain following/terrain avoidance radars, and electro-optical/infrared sensors to customers including every branch in the DoD, the Department of Homeland Security (DHS) and international governments. The ISRS portfolio includes the APY-10 radar on the U.S. Navy's P-8A Poseidon, the SeaVue radar on the Predator Guardian unmanned aerial system (UAS), the Multi-Platform Radar Technology Insertion Program for the U.S. Air Force's Block 40 Global Hawk, the AAS-44(V) forward looking infrared sensor on the U.S. Navy's MH-60 helicopters, the Multi-spectral Targeting System on the U.S. Air Force's Reaper and Predator UAS, the DAS-2 on the Army's Gray Eagle UAS, and the ASQ-228 ATFLIR targeting pod on the F/A-18 Hornet and Super Hornets. ISRS also provides the Enhanced Integrated Sensor Suite for the Block 20/30 Global Hawk UAS, which enables the Global Hawk to scan large geographic areas and produce outstanding high-resolution reconnaissance imagery. In addition, ISRS provides integrated solutions for all tiers of airborne intelligence, surveillance and reconnaissance systems, including the dual mode Synthetic Aperture Radar/Moving Target Indicator sensor for the ASTOR program for the U.K. Ministry of Defence, which enables high-resolution images and the monitoring of hostile forces.

Tactical Airborne Systems (TAS)—TAS designs and manufactures cost-effective, high-performance integrated sensor solutions for tactical and strategic platforms, delivering trusted, actionable information and mission assurance. TAS provides sensors and integrated sensor systems with advanced fire control radars, electronic warfare and processor technologies to customers including the U.S. Navy, Marine Corps, and Air Force and international governments. TAS produces radars using AESA antennas for the U.S. Air Force's F-15 and B-2 aircraft, the U.S. Navy and Royal Australian Air Forces' F/A-18, and the U.S. Navy's EA-18G. TAS also provides electronic warfare systems for large body and tactical aircraft, helicopters and surface ships. The TAS electronic warfare portfolio includes towed decoys, radar warning receivers, jammers, missile warning systems and integrated electronic warfare suites. In addition, TAS' advanced airborne processors form the basis of the secure mission computer/signal processing systems on the F-16, F-22 and F-35 aircraft.

Space Systems (SS)—SS designs and manufactures space and space-qualified sensor payloads for large national programs and develops innovative solutions for emerging intelligence, defense and civil space applications. SS provides electro-optical, infrared, radio frequency, radar and laser space-based sensors to customers including branches of the DoD, MDA, NASA, classified customers and international governments. Its major non-classified program is VIIRS, an advanced imaging and radiometric sensor for future NASA/NOAA (JPSS) weather/environmental monitoring programs.

Other SAS product lines include Advanced Concepts and Technologies (ACT), Integrated Technology Programs (ITP), and Raytheon Applied Signal Technology (RAST). ACT conducts internal research and development for SAS and contract research and development for customers, including the U.S. Air Force Research Laboratory (ARFL) and Defense Advanced Research Projects Agency (DARPA). ITP develops sophisticated GPS systems and anti-jam solutions for many customers, including the U.S. Air Force and Navy, and provides a wide range of state-of-the art product families and engineering services in support of the DoD's need to respond to a dynamic threat environment. RAST provides advanced ISR solutions to enhance global security.

Technical Services (TS)—TS, headquartered in Dulles, Virginia, provides a full spectrum of technical, scientific and professional services to defense, federal, international and commercial customers worldwide. It specializes in training, logistics, engineering services and solutions, product and operational support services for the mission support, homeland security, space, civil aviation, counter proliferation and counterterrorism markets. Key customers include all branches of the U.S. Armed Forces, as well as the Department of Homeland Security (DHS), NASA, Federal Aviation Administration (FAA), Department of State (DOS), Department of Energy (DOE), Defense Threat Reduction Agency (DTRA), international governments and commercial entities.

In 2011, TS continued to expand its training, logistics and engineering solutions capabilities and offerings domestically and internationally. TS won a significant number of task orders in support of the DoD's counter-narcoterrorism activities, including the provision of equipment, material and services to the Counter-Narcoterrorism Technology Program Office (CNTPO). In addition, TS won the Operations, Planning, Training and Resource Support Services (OPTARSS) II contract to provide training, modeling and simulation, flight operations, mobilization plans and execution, and deployment operations for the U.S. Army Forces Command (FORSCOM). TS also won a contract to conduct Afghan Air Force training in support of the NATO Air Training Command-Afghanistan under the U.S. Army's Warfighter Field Operations Customer Support (FOCUS) contract. Also in 2011, TS made inroads into the healthcare market with the provision of diagnostics and simulations in training and courseware for the commercial healthcare provider market space with two leading healthcare networks. The TS-led Air Traffic Control Optimum Training Solution (ATCOTS) program trained more than 4,000 FAA air traffic controllers during the year. In addition, TS won a contract to produce a Counter-Improvised Explosive Devices (C-IED) system, and with Raytheon Australia, was awarded the contract to provide operations, maintenance and support services for the Naval Communications Station - Harold E. Holt in Exmouth, Western Australia.

TS has the following principal product lines:

Warfighter Support Services (WSS)—WSS provides training solutions, logistics and engineering support throughout the world. Within WSS, the TS-led Warrior Training Alliance (WTA) operates activities in support of the U.S. Army's Warfighter FOCUS contract, conducting integrated operational training with the U.S. Army, as well as U.S. Air Force and Marine Corps among other customers. TS is leading a team of more than 100 subcontractors on this ten year program which is composed of various contracts for education, and for live, virtual and constructive training, including operational training for domestic and foreign locations. Work performed includes: support for live, virtual and constructive training exercises and operations; maintenance for all training and range systems; curriculum development and instruction; management oversight and administration for contractor activities; and supply support for all government-owned property and material.

Mission Support Operations (MSO)—MSO supports systems and products from design to deployment, providing services to the mission support, civil aviation, homeland security and threat reduction markets. MSO offers a range of capabilities including engineering services and solutions, field support, integrated logistics support, training, maintenance, installation and integration services for U.S. and international government customers and contractors. Key MSO activities include the manufacture, overhaul and equipment repair services primarily for the U.S. Marine Corps Logistics Command through the Secondary Reparables program (SECREPS), as well as providing equipment, material and other services for DoD's CNTPO. MSO also works with DTRA on international counter proliferation and counterterrorism programs in the former Soviet Union. In addition, MSO supports NASA's Neutral Buoyancy Lab (NBL) and Space Vehicle Mockup Facility at the Johnson Space Center and has entered into a strategic partnership in support of NASA for commercializing the use of the NBL for safety training in industries such as oil and gas.

Customized Engineering & Depot Support (CEDS)—CEDS provides a broad spectrum of engineering and limited-production services, including Capability Maturity Model Integration for Development (CMMI-DEV®) Maturity Level 3 capability for all engineering functions. CEDS also provides full life-cycle support for air, sea and land-based electronics and weapons. For the V-22 Osprey aircraft program, CEDS manages the Systems Integration Lab, leads the software support activity, performs updates to operational flight program software and provides mission planning software and training devices. CEDS also provides integration and field support for a variety of podded aircraft systems, including the Shared Reconnaissance Pod, which enables real-time, high-resolution imaging for F/A-18E/F air crews and air operation commanders. CEDS provides upgrades and integration services to a number of air platforms, including the A-10, the HH-60, the B-52 and the F-16, and ground-based platforms, including radars and tanks. CEDS is working with the U.S. Air Force and Air National Guard on the Helmet Mounted Integrated Targeting (HMIT) system for pilots to enhance situational awareness that will be fully compatible with U.S. military-standard airborne night vision systems. CEDS extends its Mission Support to Canada's military across numerous platforms, including the Phalanx Close-In Weapon System, the SPS-49 Air Defense Radar and the APG-73 Radar.

Raytheon Professional Services (RPS)—RPS designs, implements and manages highly complex training solutions that align an organization's training requirements with its core business needs. Using systems engineering practices, RPS applies commercial solutions, processes, tools and training experts to make its training programs available anytime, anywhere. This enables RPS clients to scale competencies and resources to meet the geographic, cultural and regulatory demands of their distributed enterprise. RPS helps leading companies in numerous industries and countries rethink the way training is delivered internally. RPS is a provider of apprenticeship training programs to the U.K. government and has renewed training support programs with customers in the automotive industry including its key customer General Motors.

Raytheon Polar Services—Raytheon Polar Services is the prime operations and logistics contractor to the National Science Foundation to support scientific research and maintain a geopolitical presence in Antarctica. It provides core business applications, information security processes and oversight in accordance with stringent federal guidelines.

International Subsidiaries—We conduct the operations and activities of our business segments in certain countries through international subsidiaries, including Raytheon Systems Limited (RSL) for the United Kingdom (U.K.), Raytheon Australia and Raytheon Canada Limited (RCL). RSL designs, develops and manufactures advanced systems for network-enabled operations, safety-critical control functions and precision systems for the U.K. Ministry of Defence and commercial air traffic control organizations. Programs include the Airborne Standoff Radar (ASTOR), a world-class ground surveillance capability (with SAS), and the Joint Effects Tactical Targeting System (JETTS) (with NCS). Raytheon Australia is a Mission Support and mission systems integration provider to the Australian Government. Programs include the Air Warfare Destroyer contract to design, develop and procure the combat system for the new Hobart Class destroyers (with IDS). Raytheon Australia also manages the entire operations and maintenance requirements of the Canberra Deep Space Communication Complex and provides design, integration and lifecycle operations and maintenance services for the Royal Australian Defense Force’s aerospace capability (with TS). RCL provides persistent surveillance radar for air traffic management systems (primarily with NCS).

Sales to the U.S. Government
Our total net sales to the U.S. Government, excluding foreign military sales, were $18.4 billion in 2011, $19.0 billion in 2010 and $19.2 billion in 2009, representing 74%, 76% and 77% of total net sales in 2011, 2010 and 2009, respectively. Foreign military sales through the U.S. Government were $3.0 billion, $3.3 billion and $2.8 billion in 2011, 2010 and 2009, respectively. Our principal U.S. Government customer is the DoD; other U.S. Government customers include Intelligence Community agencies, the Departments of Homeland Security, Justice, State and Energy, NASA and the FAA.

U.S. Government Contracts and Regulation
We act as a prime contractor or major subcontractor for numerous U.S. Government programs. As a result, we are subject to extensive regulations and requirements of the U.S. Government agencies and entities that govern these programs, including with respect to the award, administration and performance of contracts under such programs. We are also subject to certain unique business risks associated with U.S. Government program funding and appropriations and government contracts, and with supplying technologically-advanced, cutting edge defense-related products and services to the U.S. Government.

U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement FAR, such as the DoD's Defense Federal Acquisition Regulation Supplement (DFARS), and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor's failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor's compliance with its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. For a discussion of certain risks associated with compliance with U.S. Government contract regulations and requirements, see Item 1A “Risk Factors” of this Form 10-K.

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

Fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, the contractor agrees to perform a specific scope of work for a fixed price and as a result, benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, the contractor shares with the government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, the contractor's profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive type contracts, the contractor usually receives either milestone payments equaling up to 90% of the contract price or monthly progress payments from the government generally in amounts equaling 80% of costs incurred under government contracts. The remaining amount, including profits or incentive fees, is billed upon delivery and acceptance of end items under the contract. Through recent initiatives, the DoD has expressed a preference to utilize progress payments based on costs incurred on new fixed-price contract awards as opposed to performance-based payments (PBPs) unless the contractor negotiates for PBPs. Generally speaking and subject to a number of factors, PBPs can provide improved cash flows as compared to progress payments but introduce risk to contractors in return. In the event we experience a greater proportion of progress payments for our fixed-price DoD contracts in the future than historically, it could have an adverse affect on our operating cash flow and liquidity. For a discussion of certain risks associated with fixed price and cost reimbursement contracts and risks associated with changes in U.S. Government procurement rules, regulations and business practices, see Item 1A “Risk Factors” of this Form 10-K.

U.S. Government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government's convenience or for default based on performance. If a contract is terminated for convenience, the contractor is generally entitled to payments for its allowable costs and will receive some allowance for profit on the work performed. If a contract is terminated for default, the contractor is generally entitled to payments for its work that has been accepted by the government. The U.S. Government's right to terminate its contracts has not had a material adverse effect upon our operations or financial condition. For a discussion of the risks associated with the U.S. Government's right to terminate its contracts, see Item 1A “Risk Factors” of this Form 10-K.

U.S. Government programs generally are implemented by the award of individual contracts and subcontracts. Congress generally appropriates funds on a fiscal year basis even though a program may extend across several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. The contracts and subcontracts under a program generally are subject to termination for convenience or adjustment if appropriations for such programs are not available or change. The U.S. Government is required to equitably adjust a contract price for additions or reductions in scope or other changes ordered by it. For a discussion of the risks associated with program funding and appropriations, see Item 1A “Risk Factors” and “Overview” within Item 7 of this Form 10-K. In addition, because we are engaged in supplying technologically-advanced, cutting edge defense-related products and services to the U.S. Government, we are subject to certain business risks, some of which are specific to our industry. These risks include: the cost of obtaining and retaining trained and skilled employees; the uncertainty and instability of prices for raw materials and supplies; the problems associated with advanced designs, which may result in unforeseen technological difficulties and cost overruns; and the intense competition and the constant necessity for improvement in facility utilization and personnel training. Our sales to the U.S. Government may be affected by changes in procurement policies, budget considerations, changing priorities for national defense, political developments abroad and other factors. See Item 1A “Risk Factors” and “Overview” within Item 7 of this Form 10-K for a more detailed discussion of these and other related risks.

We are also involved in U.S. Government programs, principally through our IIS and SAS business segments, that are classified by the U.S. Government and cannot be specifically described in this Form 10-K. The operating results of these classified programs are included in the applicable business segment's and our consolidated results of operations. The business risks and considerations associated with these and our international classified programs generally do not differ materially from those of our other programs and products. Total classified sales were 15%, 14% and 13% of total net sales in 2011, 2010 and 2009, respectively.

We are subject to government regulations and contract requirements that may differ from U.S. Government regulation with respect to our sales to non-U.S. customers. See “International Sales” below for more information regarding our sales outside of the U.S. and Item 1A “Risk Factors” for a discussion of the risks associated with international sales.

See “Sales to the U.S. Government” on page 8 of this Form 10-K for information regarding the percentage of our revenues generated from sales to the U.S. Government.

International Sales
Our sales to customers outside the U.S., including foreign military sales through the U.S. Government, were $6.2 billion or 25% of total net sales in 2011, $5.8 billion or 23% of total net sales in 2010, and $5.3 billion or 21% of total net sales in 2009. In 2010, international sales were negatively impacted by the U.K. Border Agency Program termination as described in

“Commitments and Contingencies” on page 65. Foreign military sales through the U.S. Government were $3.0 billion, $3.3 billion and $2.8 billion, in 2011, 2010 and 2009, respectively. International sales were principally in the areas of air defense systems, missile systems, airborne radars, naval systems, air traffic control systems, missile defense systems, electronic equipment, computer software and systems, homeland security solutions, personnel training, equipment maintenance and microwave communication, and other products and services permitted under the International Traffic in Arms Regulations (ITAR). Generally, we finance our foreign subsidiary working capital requirements in the applicable countries. Sales and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the ITAR and the Foreign Corrupt Practices Act and the export laws and regulations described below, as well as foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country. In addition, embargoes, international hostilities and changes in currency values can also impact our international sales. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. We have acted to protect ourselves against various risks through insurance, foreign exchange contracts, contract provisions, government guarantees and/or progress payments. See revenues derived from external customers and long-lived assets by geographical area set forth in “Note 16: Business Segment Reporting” within Item 8 of this Form 10-K.

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

Backlog
Our total backlog of orders was $35.3 billion at December 31, 2011 and $34.6 billion at December 31, 2010. Included in total backlog was $28.4 billion and $28.5 billion from the U.S. Government at December 31, 2011 and 2010, respectively. Included in U.S. Government backlog was foreign military sales backlog of $6.3 billion and $5.6 billion at December 31, 2011 and 2010, respectively. Also included in total backlog was direct foreign government backlog and non-government foreign backlog of $6.1 billion and $0.5 billion at December 31, 2011 and $5.3 billion and $0.4 billion at December 31, 2010, respectively. Also, included in total backlog was $0.3 billion and $0.2 billion of non-U.S. government domestic backlog at December 31, 2011 and 2010, respectively. Total international backlog including foreign military sales backlog was $13.0 billion or 37% of total backlog at the end of 2011 compared with $11.3 billion or 33% of total backlog at the end of 2010. Approximately $17.5 billion of the 2011 year-end backlog is not expected to be filled during the following twelve months. These amounts include both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated or obligated to us). For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

Research and Development
We conduct extensive research and development activities to continually enhance our existing products and services, and develop new products and services to meet our customers’ changing needs and requirements, and address new market opportunities. During 2011 and 2010, we expended $625 million on research and development efforts compared with $565 million in 2009. These expenditures principally have been for product development for the U.S. Government, including bid and proposal efforts related to U.S. Government programs. We also conduct funded research and development activities under U.S. Government contracts which are included in net sales. For additional information related to our research and development activities, see “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K.

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

In recent years, our revenues in the second half of the year have generally exceeded revenues in the first half. The timing of new program awards, the availability of U.S. Government funding and product delivery schedules are among the factors affecting the periods in which revenues are recorded. We expect this trend to continue in 2012.

Competition
We directly participate in most major areas of development in the defense and government electronics, space, information technology and technical services and support markets. Technical superiority, reputation, price, past performance, delivery schedules, financing and reliability are among the principal competitive factors considered by customers in these markets. We compete worldwide with a number of U.S. and international companies in these markets, some of which may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. The on-going consolidation of the U.S. and global defense, space and aerospace industries continues to intensify competition and has reduced the number of principal prime contractors in the U.S. As a result of this consolidation, we frequently partner on various programs with our major suppliers, some of whom are, from time to time competitors on other programs. In addition, U.S. defense spending levels in the near future are increasingly difficult to predict. Changes in U.S. defense spending may potentially limit certain future market opportunities. See Item 1A “Risk Factors” and “Overview” within Item 7 of this Form 10-K for a more detailed discussion of these and other related risks.

Patents and Licenses
We own an intellectual property portfolio which includes many United States and foreign patents, as well as unpatented trade secrets and know-how, data, software, trademarks and copyrights, all of which contribute to the preservation of our competitive position in the market. In certain instances, we have augmented our technology base by licensing the proprietary intellectual property of others. We also license our intellectual property to others. While our intellectual property rights in the aggregate are important to the operation of Raytheon, we do not believe that any particular trade secret, patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business.

Employment
As of December 31, 2011, we had approximately 71,000 employees. Approximately 8% of our employees are unionized. We consider our union-management relationships to be generally satisfactory.

Environmental Regulation
Our operations are subject to and affected by a variety of international, federal, state and local environmental protection laws and regulations. We have provided for the estimated cost to complete remediation—or, in the case of multi-party sites, our reasonably expected share thereof—where we have determined that it is probable that we will incur such costs in the future in connection with (i) facilities that are now, or were previously, owned or operated by us, (ii) sites where we have been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency (EPA) or similarly designated by other environmental agencies, or (iii) sites where we have been named in a cost recovery or contribution claim by a non-governmental third party. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup, the discovery and application of innovative remediation technologies, and the status of the law, regulations and their interpretations.

In order to assess the potential impact on our consolidated financial statements, we estimate the possible remediation costs that we could reasonably incur. Such estimates take into consideration the professional judgment of our environmental professionals and, in most cases, consultations with outside environmental specialists.

If we are ultimately found to have liability at those sites where we have been designated a PRP or have been named in a cost recovery or contribution claim from a non-governmental third party, we expect that the actual costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, however, responsible parties are, in most circumstances and jurisdictions, jointly and severally liable and, therefore, potentially liable for the full cost of funding such remediation. In the unlikely event that we are required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs. The amounts we record do not reflect the unlikely event that we would be required to fund the entire cost of such remediation, nor do they reflect the possibility that we may recover some of these environmental costs from insurance policies or from other PRPs. However, a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government.

We manage various government-owned facilities on behalf of the U.S. Government. At such facilities, environmental compliance and remediation costs have historically been primarily the responsibility of the government and we relied (and continue to rely with respect to past practices) upon government funding to pay such costs. While the government remains responsible for capital and operating costs associated with environmental compliance, responsibility for fines and penalties associated with environmental noncompliance is typically borne by either the government or the contractor, depending on the contract and the relevant facts. Fines and penalties are unallowable costs under the contracts pursuant to which such facilities are managed.

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

Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against Raytheon and its operations is contained in Item 1A “Risk Factors,” “Commitments and Contingencies” within Item 7 and “Note 11: Commitments and Contingencies” within Item 8 of this Form 10-K.

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

Additionally, we also make available on or through our website copies of our key corporate governance documents, including our Governance Principles, Certificate of Incorporation, By-laws and charters for the Audit Committee, Management Development and Compensation Committee, Governance and Nominating Committee, Public Affairs Committee and Special Activities Committee of the Board of Directors and our code of ethics entitled “Code of Conduct”. Stockholders may request free copies of these documents from our Investor Relations Department by writing to Raytheon Company, Investor Relations, 870 Winter Street, Waltham, MA 02451, or by calling (781) 522-5123 or by sending an email request to invest@raytheon.com.

The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

ITEM 1A. RISK FACTORS

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance including with respect to our liquidity and capital resources, our backlog, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits and the impact and outcome of legal and administrative proceedings, claims, investigations, commitments and contingencies, as well as information regarding domestic and international defense spending and budgets. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

We depend on the U.S. Government for a substantial portion of our business and changes in government defense spending could have consequences on our financial position, results of operations and business.

In 2011, U.S. Government sales, excluding foreign military sales, accounted for approximately 74% of our total net sales. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Department of Homeland Security, the Intelligence Community and other departments and agencies. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, macroeconomic conditions, and the ability of the U.S. Government to enact relevant legislation, such as accords on the debt ceiling.

The overall level of U.S. defense spending steadily increased from fiscal year (FY) 2001 through FY 2010 for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the DoD's modernization initiatives. However, since FY 2010, funding has decreased for operations in Iraq and Afghanistan and has leveled for the DoD base budget (excluding Iraq and Afghanistan funding). Looking forward, defense spending levels are becoming increasingly difficult to predict and will be affected by numerous factors. Notably, whether sequestration currently required under the Budget Control Act of 2011 will take effect on January 2, 2013 and the actual impact of sequestration on the DoD budget and our programs are uncertain. Other factors include the external threat environment, funding for ongoing operations in Iraq and Afghanistan, priorities of the Administration and the Congress, budget deficits and national debt and the overall health of the U.S. and world economies and the state of governmental finances. Due to these and other factors, domestic defense spending levels may remain level and possibly decline in inflation adjusted terms over the next several years.

Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities, policies and requirements could impact the funding, or the timing of funding, of our programs that could negatively impact our results of operations and financial condition.

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

The funding of U.S. Government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for one of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales under such contract or subcontract. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. Government's fiscal year, Congress may pass a Continuing Resolution that authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. Appropriations can also be impacted by other budgetary considerations, such as failure to increase the statutory debt ceiling of the U.S. Government. During such period (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and these delays can affect our results of operations during the period of delay.

In addition, U.S. Government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government's convenience or for default based on performance. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

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

As a U.S. Government contractor, we are subject to extensive procurement rules and regulations and changes in such rules, regulations and business practice could negatively affect current programs and potential awards.

Government contractors must also comply with specific procurement regulations and other requirements. These requirements, although customary in government contracts, impact our performance and compliance costs. In addition, current U.S. Government budgetary constraints could lead to changes in the procurement environment, including the DoD's initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices such as changes in payment term preferences. If and to the extent such changes occur as a result of these initiatives or otherwise, they could impact our results of operations and liquidity, and could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

In addition, failure to comply with the procurement regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records and the recording of costs, and foreign corruption. The termination of a government contract as a result of any of these acts could have a negative impact on our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

Our international business is subject to geo-political and economic factors, regulatory requirements and other risks.

Our international business exposes us to geo-political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries. These risks differ from and potentially may be greater than those associated with our domestic business. In 2011, our sales to customers outside the U.S. (including foreign military sales through the U.S. Government) accounted for 25% of our total net sales. Our exposure to such risks may increase if our international business continues to grow as we anticipate.

Our international business is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. Our international sales are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR), the Foreign Corrupt Practices Act, and other export laws and regulations. Due to the nature of our products, we must first obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside of the U.S. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that certain sales will not be prevented or delayed. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations and financial condition.

Our international sales are also subject to local government laws, regulations, and procurement policies and practices which may differ from U.S. Government regulations, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings, as well as to varying currency, geo-political and economic risks. International contract laws, regulations and contractual terms differ from those of the U.S. and may be interpreted differently by foreign courts. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer's convenience or for default based on performance, and may be subject to funding risks. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors, partners and suppliers in connection with international programs.

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

To achieve our business strategies and continue to grow our revenues and operating profit, we must successfully develop new or adapt or modify our existing offerings and technologies for our current core defense markets and our future markets, including new growth and emerging markets. Accordingly, our future performance depends on a number of factors, including our ability to:

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

Generally, our customer contracts are either fixed-priced or cost reimbursable contracts. Under fixed-priced contracts, which represent approximately 60% of our backlog, we receive a fixed price irrespective of the actual costs we incur and, consequently, we must carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts, particularly fixed-price development contracts where the costs to complete the development stage of the program can be highly variable, uncertain and difficult to estimate. Under cost reimbursable contracts, subject to a contract-ceiling amount in certain cases, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. If our costs exceed the contract ceiling and are not authorized by the customer or are not allowable under the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs and our fees may be reduced or eliminated. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under both types of contracts, if we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations.

Our business could be adversely affected by a negative audit or investigatory finding by the U.S. Government.

As a government contractor, we are subject to audits and investigations by U.S. Government agencies including the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency, the Inspector General of the DoD and other departments and agencies, the Government Accountability Office, the Department of Justice (DoJ) and Congressional Committees. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor's compliance with its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

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

We must determine our pension and other benefit plans' expense or income which involves significant judgment, particularly with respect to our discount rate, long-term ROA and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative, and/or demographic experience or circumstances, our pension and other benefit plans' expense and funded status, and our cash contributions to such plans could negatively change which would negatively impact our results of operations. In addition, differences between our actual investment returns and our long-term ROA assumption would result in a change to our pension and other benefit plans' expense and funded status and our required contributions to the plans. They may also be impacted by changes in regulatory, accounting and other requirements applicable to pensions.

For a complete discussion regarding how our financial statements can be affected by pension and other benefit plan accounting policies, see “Critical Accounting Estimates” on page 31 within Item 7 of this Form 10-K.

We have made, and expect to continue to make, strategic acquisitions and investments, and these activities involve risks and uncertainties.

In pursuing our business strategies, we continually review, evaluate and consider potential investments and acquisitions. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, acquisitions and investments involve certain other risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in achieving strategic objectives and other benefits expected from acquisitions or investments, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets, and the potential loss of key employees of the acquired businesses.

We have entered, and expect to continue to enter, into joint venture, teaming and other arrangements, and these activities involve risks and uncertainties.

We have entered, and expect to continue to enter, into joint venture, teaming and other collaborative arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.

Goodwill and other intangible assets represent a significant portion of our assets and any impairment of these assets could negatively impact our results of operations.

At December 31, 2011, we had goodwill and other intangible assets of approximately $13.2 billion, net of accumulated amortization, which represented approximately 51% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues which adversely affect the value of our goodwill or the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

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

Our business could be negatively impacted by cybersecurity threats and other security threats and disruptions.

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical security. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. Cybersecurity threats, such as computer viruses, attempts to access to information, and other security breaches, are persistent, continue to evolve and require highly skilled IT resources. These types of events could disrupt our operations, require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity.

Some of our workforce is represented by labor unions so our business could be harmed in the event of a prolonged work stoppage.

Approximately 5,600 of our employees are unionized, which represents approximately 8% of our employee-base at December 31, 2011. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

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

We use and generate hazardous substances and wastes in our manufacturing operations. As a result, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures. For example, we are investigating and remediating contamination related to past practices at a number of properties and, in some cases, have been named as a defendant in related “toxic tort” claims for costs of cleanup and property damages.

We are also subject to increasingly stringent laws and regulations that impose strict requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes, restrict air and water emissions from our manufacturing operations (including government-owned facilities we manage), and require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases.

If we were convicted of a criminal violation of certain federal environmental statutes, including the Federal Clean Air Act and the Clean Water Act, the facility or facilities involved in the violation would be placed by the Environmental Protection Agency (EPA) on the “Excluded Parties List” maintained by the Government Services Administration. The listing would continue until the EPA concluded that the cause of the violation had been cured. Listed facilities cannot be used in performing any U.S. Government contract awarded during any period of listing by the EPA.

We incur, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, changes in the interpretation and enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up requirements could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

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

As of December 31, 2011, we owned, leased and/or utilized (through operating agreements) approximately 29.4 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 93% of which was located in the United States. Of such total, approximately 46% was owned (or held under a long-term ground lease with ownership of the improvements), approximately 48% was leased, and approximately 5% was made available under facilities contracts for use in the performance of United States Government contracts. Of the 29.4 million square feet of floor space owned, leased and/or utilized by us, approximately 400,000 square feet was leased or subleased to unrelated third parties. In addition to the 29.4 million square feet, we had approximately 640,000 square feet of floor space that was vacant.

There are no major encumbrances on any of our facilities other than financing arrangements, which in the aggregate, are not material. In the opinion of management, our properties have been well maintained, are suitable and adequate for us to operate at present levels, and the productive capacity and extent of utilization of the facilities are adequate for the existing real estate requirements of the Company.

As of December 31, 2011, our business segments had major operations at the following locations:

–	Integrated Defense Systems—Huntsville, AL; San Diego, CA; Andover, MA; Billerica, MA; Maple Lawn, MD; Sudbury, MA; Tewksbury, MA; Woburn, MA; Portsmouth, RI; Keyport, WA; and Kiel, Germany.

–	Intelligence and Information Systems—Aurora, CO; Riverdale, MD; Omaha, NE; State College, PA; Garland, TX; Dulles, VA; Reston, VA; and Springfield, VA.

–	Missile Systems—East Camden, AR; Tucson, AZ; Rancho Cucamonga, CA; Louisville, KY; Albuquerque, NM; and Farmington, NM.

–
Network Centric Systems—Fullerton, CA; Goleta, CA; Largo, FL; Ft. Wayne, IN; Marlboro, MA; Cambridge, MA; Dallas, TX; McKinney, TX; Plano, TX; Richardson, TX; Midland, Ontario, Canada; Waterloo, Ontario, Canada; Harlow, England; Malaga, Spain; and Glenrothes, Scotland.

–	Space and Airborne Systems—El Segundo, CA; Goleta, CA; Forest, MS; Dallas, TX; McKinney TX; and Sunnyvale, CA.

–	Technical Services—Chula Vista, CA; Orlando, FL; Indianapolis, IN; Burlington, MA; Troy, MI; Dulles, VA; Norfolk, VA; Canberra, Australia; and Christchurch, New Zealand.

–	Corporate—Billerica, MA; Waltham, MA; Garland, TX; Plano, TX; Arlington, VA; and Dulles, VA.

A summary of the space owned, leased and/or utilized by us as of December 31, 2011, by business segment is as follows:

	Leased	Owned(1)	Government Owned(2)	Total(3)
Integrated Defense Systems	1,400,293	3,929,461	109,566	5,439,320
Intelligence and Information Systems	2,296,462	783,877	—	3,080,339
Missile Systems	2,719,067	1,166,901	1,246,237	5,132,205
Network Centric Systems	2,191,510	3,381,421	—	5,572,931
Space and Airborne Systems	2,558,004	3,723,713	—	6,281,717
Technical Services	2,531,224	215,183	207,804	2,954,211
Corporate	567,756	402,494	—	970,250
Totals	14,264,316	13,603,050	1,563,607	29,430,973

(1)	Ownership may include either fee ownership of land and improvements or a long-term land lease with ownership of improvements.

(2)	“Government Owned” means space owned by the U.S. or a foreign government utilized by the Company pursuant to an operating agreement with the U.S. or a foreign government (GOCO).

(3)	Excludes approximately 639,661 square feet of vacant space, and includes 399,834 square feet of space leased or subleased to unrelated third parties.

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

We have completed a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we identified possible areas of concern involving certain practices related to operations in a foreign jurisdiction where we do business. We voluntarily disclosed and shared the results of our review with the Securities and Exchange Commission and the Department of Justice. Based on the information available to date, we do not believe that the results of this review will have a material adverse effect on our financial condition, results of operations or liquidity.

On August 18, 2010, the U.K. Border Agency (UKBA) initiated arbitration proceedings in the London Court of International

Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted claims in the arbitration for damages and clawback of previous payments of approximately £415 million (approximately $645 million based on foreign exchange rates as of December 31, 2011) excluding any credit for capability delivered or draw on the letters of credit. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $777 million based on foreign exchange rates as of December 31, 2011) against the UKBA for the collection of receivables and damages.
RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and mounting a strong defense to the UKBA's alleged claims for losses and previous payments. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.
Additional information regarding arbitration with the UKBA is contained in “Commitments and Contingencies” within Item 7 and “Note 11: Commitments and Contingencies” within Item 8 of this Form 10-K.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below. Each executive officer was elected by our Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Daniel J. Crowley
Mr. Crowley has served as Vice President of Raytheon Company and President of the Network Centric Systems (NCS) business unit since December 2010. From November 2010 to December 2010, he was President of the NCS business unit. Prior to joining Raytheon, Mr. Crowley spent 27 years in various management positions of increasing responsibility at Lockheed Martin Corporation, a global security and information technology company. From June 2010 to November 2010, Mr. Crowley served as chief operating officer of Lockheed Martin Corporation’s Aeronautics business unit and from May 2005 to June 2010, he served as executive vice president and general manager of the F-35 Joint Strike Fighter program. Age 49.

Thomas M. Culligan
Mr. Culligan has served as Senior Vice President of Business Development since March 2001. From 2000 to March 2001, he was Vice President and General Manager of Defense and Space at Honeywell International, Inc. (formerly AlliedSignal, Inc.). From 1994 to 2000, he held various positions at Allied Signal, including Vice President and General Manager, Vice President - Europe, Africa and Middle East - Marketing, Sales and Service, and President of Government Operations. Prior to joining Allied Signal, he held executive positions at McDonnell Douglas Corporation. Age 60.

Lynn A. Dugle
Ms. Dugle has served as Vice President of Raytheon Company and President of the Intelligence and Information Systems (IIS) business unit since January 2009. From June 2008 to December 2008, she was Vice President and Deputy General Manager of the IIS business unit. From April 2004 to June 2008, she served as Vice President, Engineering, Technology and Quality for the Network Centric Systems business unit. Prior to rejoining Raytheon in April 2004, Ms. Dugle held a wide range of officer-level positions with ADC Communications, Inc., a global provider of network infrastructure products and services. Age 52.

Richard A. Goglia
Mr. Goglia has served as Vice President and Treasurer since January 1999. From August 2006 to May 2009, Mr. Goglia also served as Vice President—Corporate Development. Prior to joining Raytheon in March 1997, Mr. Goglia spent 16 years in various financial and management positions at General Electric Company, a diversified technology, media and financial services company, and General Electric Capital Corporation where his last position was Senior Vice President—Corporate Finance. Age 60.

John D. Harris II
Mr. Harris has served as Vice President of Raytheon Company and President of the Technical Systems (TS) business unit since March 2010. From May 2005 to May 2010, he was Vice President—Contracts and Supply Chain. From June 2003 to May 2005, Mr. Harris was Vice President of Contracts. From September 2002 to June 2003, Mr. Harris was Vice President of Contracts for Raytheon’s government and defense businesses. From April 2001 to September 2002, he was Vice President of Operations for the former Electronic Systems business unit. Age 50.

Thomas A. Kennedy
Mr. Kennedy has served as Vice President of Raytheon Company and President of the Integrated Defense Systems (IDS) business unit since June 2010. From July 2007 to June 2010, he was Vice President of the Tactical Airborne Systems product line within the Space and Airborne Systems (SAS) business unit, and from May 2003 to July 2007 was Vice President of the Mission System Integration product line within the SAS business unit. Mr. Kennedy joined Raytheon in 1983 and has held positions of increasing responsibility as a new business leader and program manager for several radar and electronic warfare systems development programs. Age 56.

Taylor W. Lawrence
Dr. Lawrence has served as Vice President of Raytheon Company and President of the Missiles Systems (MS) business unit since July 2008. Dr. Lawrence joined Raytheon in April 2006 and until July 2008, he served as Vice President, Engineering, Technology and Mission Assurance. From August 2001 to April 2006, Dr. Lawrence was sector vice president and general manager, C4ISR & Space Sensors Division for Northrop Grumman Electronic Systems. From March 1999 to August 2001, Dr. Lawrence was vice president, Products and Technology for Northrop Grumman’s Systems Development & Technology Division. Before joining Northrop Grumman, Dr. Lawrence served as the staff director for the Select Committee on Intelligence for the U.S. Senate and, previously, as deputy director, Information Systems Office of the Defense Advanced Research Projects Agency. Age 48.

Keith J. Peden
Mr. Peden has served as Senior Vice President—Human Resources since March 2001. From November 1997 to March 2001, Mr. Peden was Vice President and Deputy Director—Human Resources. From April 1993 to November 1997, Mr. Peden was Corporate Director of Benefits and Compensation. Age 61.

Jay B. Stephens
Mr. Stephens has served as Senior Vice President and General Counsel since October 2002. In December 2006, he was also elected as Secretary of the Company. From January 2002 to October 2002, Mr. Stephens served as Associate Attorney General of the United States. From 1997 to 2002, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International, Inc. (formerly AlliedSignal, Inc.). From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury Winthrop Shaw Pittman LLP). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Mr. Stephens currently serves on the Board of the New England Legal Foundation. Age 65.

William H. Swanson
Mr. Swanson has served as Chairman since January 2004 and as Chief Executive Officer since July 2003. Mr. Swanson joined Raytheon in 1972 and has held increasingly responsible management positions, including: President from July 2002 to May 2004; Executive Vice President of Raytheon Company and President of Raytheon’s Electronic Systems business unit from January 2000 to July 2002; Executive Vice President of Raytheon Company and Chairman and CEO of Raytheon Systems Company from January 1998 to January 2000; Executive Vice President of Raytheon Company and General Manager of Raytheon’s Electronic Systems business unit from March 1995 to January 1998; and Senior Vice President and General Manager of the Missile Systems division from August 1990 to March 1995. Mr. Swanson has served on the Board of Directors of NextEra Energy, Inc., a leading clean energy company, since October 2009. Age 63.

David C. Wajsgras
Mr. Wajsgras has served as Senior Vice President and Chief Financial Officer since March 2006. From August 2005 to March 2006, Mr. Wajsgras served as Executive Vice President and Chief Financial Officer of Lear Corporation, an automotive interior systems and components supplier. From January 2002 to August 2005, he served as Senior Vice President and Chief Financial Officer of Lear. Mr. Wajsgras joined Lear in September 1999 as Vice President and Controller. Age 52.

Michael J. Wood
Mr. Wood has served as Vice President and Chief Accounting Officer since October 2006. Prior to joining Raytheon, Mr. Wood held positions of increasing responsibility over a 16-year career at KPMG LLP, an accounting firm, including most recently as an Audit Partner serving various aerospace and defense clients. Age 43.

Richard R. Yuse
Mr. Yuse has served as Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since March 2010. From May 2007 to March 2010, he was President of the TS business unit. From March 2007 to May 2007, Mr. Yuse was Vice President and Deputy General Manager of the TS business unit, and from January 2006 to March 2007, he served as Vice President of the Integrated Air Defense product line of the IDS business unit. Mr. Yuse joined Raytheon in 1976 and has held positions of increasing responsibility on a variety of programs ranging from system architecture and design to flight test director and program manager. Age 60.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At February 17, 2012, there were 31,907 record holders of our common stock. Our common stock is traded on the New York Stock Exchange under the symbol “RTN”. For information concerning stock prices and dividends paid during the past two years, see Note 17: Quarterly Operating Results (Unaudited) within Item 8 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock. This information is provided as of December 31, 2011.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(B) Weighted average exercise price of outstanding options, warrants and rights(2)	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	6,859,166	$38.98	10,778,898
Equity compensation plans not approved by stockholders	—	—	—
Total	6,859,166	$38.98	10,778,898

(1)
This amount includes 2,272,970 shares, which is the aggregate of the actual number of shares issued pursuant to the 2009 Long-Term Performance Plan (LTPP) awards and the maximum number of shares that may be issued upon settlement of outstanding 2010 and 2011 LTPP awards, including estimated dividend equivalent amounts. The shares to be issued pursuant to the 2009, 2010 and 2011 LTPP awards will be issued under the Raytheon 2010 Stock Plan (2010 Stock Plan). The material terms of the 2009, 2010 and 2011 LTPP awards are described in more detail in Note 13: Stock-based Compensation Plans within Item 8 of this Form 10-K. These awards, which are granted as restricted stock units, may be settled in cash or in stock at the discretion of the Management Development and Compensation Committee.

This amount also includes 187,958 shares that may be issued upon settlement of restricted stock units, generally issued to non-U.S. employees. The shares to be issued in settlement of the restricted stock units will be issued under the 2010 Stock Plan. The awards of restricted stock units generally vest one-third per year on the second, third and fourth anniversaries of the date of grant.

This amount also includes 3,949,508 shares issuable upon exercise of stock options granted under the Raytheon Company 2001 Stock Plan.

This amount also includes 448,730 shares issuable upon exercise of stock options granted under the Raytheon Company1995 Stock Option Plan (1995 Stock Option Plan). The 1995 Stock Option Plan expired in March 2005 and no additional options may be granted pursuant to that plan.

(2)
Since restricted stock unit awards do not have an exercise price, the weighted average exercise price does not take into account the 2009, 2010 and 2011 LTPP awards and restricted stock units generally granted to non-U.S. employees.

Stock Performance Graph
The following chart compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2006 to the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Aerospace & Defense Index.

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Years ending
Company / Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Raytheon Common Stock	17.02	(14.20)	3.62	(8.00)	9.14
S&P 500 Index	5.49	(37.00)	26.46	15.06	2.11
S&P Aerospace & Defense Index	19.32	(36.54)	24.64	15.11	5.28

	Indexed Returns Years Ending
Company / Index	Base Period 12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Raytheon Common Stock	100	117.02	100.40	104.04	95.72	104.47
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P Aerospace & Defense Index	100	119.32	75.72	94.38	108.64	114.37

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
October (October 3, 2011-October 30, 2011)	25,677	$42.61	—	$2.5 billion
November (October 31, 2011-November 28, 2011)	3,625,844	44.27	3,625,844	$2.3 billion
December (November 29, 2011-December 31, 2011)	3,400,899	44.80	3,394,041	$2.2 billion
Total	7,052,420	$44.52	7,019,885

(1)
Includes shares purchased related to treasury activity under our stock plans. Such activity during the fourth quarter of 2011 includes the surrender by employees of 32,535 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
In March 2010 our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. In September 2011, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

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

FIVE-YEAR STATISTICAL SUMMARY

(In millions, except per share amounts and total employees)	2011	2010	2009	2008	2007
Results of Operations
Total net sales	$24,857	$25,183	$24,881	$23,174	$21,301
Operating income	2,857	2,607	3,042	2,620	2,354
Interest expense, net	155	110	109	65	33
Income from continuing operations	1,897	1,843	1,977	1,698	1,719
Income (loss) from discontinued operations, net of tax	(1)	36	(1)	(2)	885
Net income	1,896	1,879	1,976	1,696	2,604
Net income attributable to Raytheon Company	1,866	1,840	1,935	1,672	2,578
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$5.28	$4.79	$4.89	$3.93	$3.78
Diluted earnings per share attributable to Raytheon Company common stockholders	$5.28	$4.88	$4.89	$3.92	$5.75
Average diluted shares outstanding	353.6	377.0	395.7	426.5	448.4
Financial Position at Year-End
Cash and cash equivalents	$4,000	$3,638	$2,642	$2,259	$2,655
Current assets	9,309	8,822	7,868	7,417	7,616
Property, plant and equipment, net	2,006	2,003	2,001	2,024	2,058
Total assets	25,854	24,422	23,607	23,134	23,152
Current liabilities	6,130	5,960	5,523	5,149	4,788
Long-term liabilities (excluding debt)	6,779	4,962	5,816	6,488	3,467
Long-term debt	4,605	3,610	2,329	2,309	2,268
Total debt	4,605	3,610	2,329	2,309	2,268
Total equity	8,340	9,890	9,939	9,188	12,629
Cash Flow and Other Information
Net cash provided by (used in) operating activities from continuing operations	$2,156	$1,931	$2,745	$2,036	$1,249
Net cash provided by (used in) investing activities from continuing operations	(1,051)	(535)	(692)	(417)	2,536
Net cash provided by (used in) financing activities from continuing operations	(694)	(411)	(1,650)	(1,994)	(3,510)
Bookings	26,555	24,449	25,058	26,820	25,498
Total backlog	35,312	34,551	36,877	38,884	36,614
Dividends declared per share	$1.72	$1.50	$1.24	$1.12	$1.02
Total employees from continuing operations	71,000	72,400	75,100	72,800	72,100

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Introduction
Raytheon Company develops technologically advanced, integrated products, services and solutions in four core defense markets, sensing, effects, command, control, communications and intelligence (C3I), and mission support, as well as the cybersecurity and homeland security markets. We serve both domestic and international customers, as both a prime and subcontractor on a broad portfolio of defense and related programs for primarily government customers.

We operate in six business segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of this Form 10-K.

In this section, we discuss our industry and how certain factors may affect our business, key elements of our strategy, and how our financial performance is assessed and measured by management. Next, we discuss our critical accounting estimates, which are those estimates that are most important to both the reporting of our financial condition and results of operations and require management's subjective judgment. We then review our results of operations for 2011, 2010 and 2009 beginning with an overview of our total company results, followed by a more detailed review of those results by business segment. We also review our financial condition and liquidity including our capital structure and resources, off-balance sheet arrangements, commitments and contingencies, and conclude with a discussion of our exposure to various market risks.

Industry Considerations

Domestic Considerations
The U.S. Government continues to focus on efforts to reduce federal budget deficits and curb the growing amount of national debt. Currently, the primary vehicle to reduce the deficit is the Budget Control Act of 2011 (BCA). Enacted into law on August 2, 2011, it aims to reduce deficits in two phases. The first phase reduces federal outlays by $917 billion over the Fiscal Year (FY) 2012–FY 2021 period, primarily by establishing specific limits on annual appropriations. Senior officials of the Department of Defense (DoD) have publicly indicated that this will reduce DoD funding by $487 billion over this period relative to the long-term DoD budget plans established in February 2011.

The second phase of the BCA established a bipartisan, bicameral select committee of Congress to identify at least an additional $1.2 trillion in deficit reduction measures by November 23, 2011. Due to the select committee's failure to identify agreed upon deficit reduction recommendations, pursuant to the terms of the BCA, a sequestration is scheduled to commence on January 2, 2013 that would result in a total of $1.2 trillion in reduced spending over the FY 2013–FY 2021 period. The BCA sequestration contemplates that the DoD would bear 50% of the cuts excluding reduced interest payments. DoD officials estimate that such sequestration would further reduce DoD spending by another $500 billion over the FY 2013–FY 2021 period relative to its previous long-term plans.

It is uncertain whether the contemplated BCA sequestration will take effect on January 2, 2013 or whether it will be averted through actions of the Congress and the Administration prior to January 2, 2013. Whether sequestration goes into effect or is avoided, the resulting impact or impact of other actions on future DoD budgets and our programs are unknown at this time.

In addition, in January 2012, the DoD issued strategic guidance on the U.S. defense priorities for the next ten years in light of the geopolitical environment and U.S. Government finances. The DoD guidance identified the primary missions of the U.S. armed forces and the capabilities expected to be critical to future success, including Intelligence, Surveillance and Reconnaissance (ISR), missile defense and cybersecurity. Although the actual impact of implementation of the strategic guidance on the DoD budget and our programs is uncertain, we believe that we are well positioned to support many of these critical capabilities.

The U.S. Government sales, excluding foreign military sales, accounted for 74% of our total net sales in 2011. Our principal U.S. Government customer is the DoD, and DoD funding has grown substantially since FY 2001, when it was approximately $300 billion. However, given the current budget environment, future defense spending levels are difficult to predict. A number of other factors potentially impacting the DoD budget include the following:

–	External threats to our national security, including potential security threats posed by terrorists, emerging nuclear states and other countries;

–	Support for on-going operations overseas, including Afghanistan, which will require funding above and beyond the DoD base budget for their duration;

–
Cost-cutting measures implemented by the DoD, such as the “Efficiencies Initiative” launched in June 2010 to ensure more efficient use of its resources in order to sufficiently fund its highest priorities;

–	Priorities of the Administration and the Congress, including deficit reduction, which could result in changes in the overall DoD budget and various allocations within the DoD budget; and

–	The overall health of the U.S. and world economies and the state of governmental finances.

The Congress approved a FY 2012 base budget of $531 billion, which approximates the funding level for FY 2011. Our DoD contracts are funded primarily through modernization funding, consisting of procurement and research and development (R&D), and Operations and Maintenance Account (O&M) funding. For FY 2012, procurement and R&D and O&M funding are $176 billion and $197 billion, respectively, consistent with FY 2011 levels.

Overseas Contingency Operations (OCO) in Afghanistan and Iraq have largely been funded apart from the DoD base budget to better maintain visibility and oversight of war costs. The Congress approved $115 billion for FY 2012 OCO funding, which is lower than the $159 billion enacted for FY 2011 OCO activities, due to reduced operations in Iraq. Looking forward, OCO funding is expected to continue to decline as troops redeploy out of Iraq and Afghanistan. The request for future OCO funding will be determined on an as-needed basis and will likely be closely correlated to the amount of troops required for each operation. OCO funding has not been a significant source of new orders for Raytheon in the last two years, and is not expected to be so in future years.

In January 2012, the Administration announced its plan for a $525 billion DoD base budget for FY 2013 with an additional $88 billion for OCO activities.

Although the uncertainty of sequestration, among other factors, makes predicting the DoD budget beyond FY 2012 difficult, we expect the DoD to prioritize and protect the key capabilities required to execute its strategy, including ISR, cybersecurity, missile defense, unmanned systems, and interoperability with allied forces. We believe those priorities are well aligned with our product offerings, technologies, services and capabilities.

With respect to other domestic customers beyond the DoD, we have contracts with a wide range of U.S. Government agencies, including the Department of Homeland Security (DHS), the Department of Justice (DoJ), the Department of State, the Department of Energy, the Intelligence Community, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA) and the National Science Foundation (NSF). Similar to the budget environment for the DoD, we expect the Administration will have to take the spending limits imposed by the first phase of the BCA into account when determining spending priorities for these agencies. Our relationship with these agencies generally is determined more by specific program requirements than by a direct correlation to the overall funding levels for these agencies; however, if sequestration under the second phase of the BCA occurs, it may adversely impact these specific programs. We also have contracts with various state and local government agencies that also are subject to budget constraints and conflicts in spending priorities.

We currently are involved in over 15,000 contracts, with no single contract accounting for more than 5% of our total net sales in 2011. Although we believe that our diverse portfolio of programs and capabilities is well suited to a changing defense environment, we face numerous challenges and risks, as discussed above. For more information on the risks and uncertainties that could impact the U.S. Government's demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

International Considerations
In 2011, our sales to customers outside of the U.S. accounted for 25% of our total net sales (including foreign military sales through the U.S. Government). Internationally, the growing threat of additional terrorist activity, emerging nuclear states, long-range missiles and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions. In North Asia, both short and long-term security concerns are increasing demand for air and missile defense, air/naval modernization, maritime security, homeland security and air traffic management. In the Middle East, threats from state and non-state actors are increasing demand for air and missile defense, air/land/naval force modernization, precision engagement, maritime security, border security, and homeland security solutions. In South America, the economic growth in some developing countries is being accompanied by an increase in defense spending. While this region has traditionally been a smaller market for U.S.-based suppliers, it is likely to see above average growth rates in the future. Global economic challenges are likely to restrain or even shrink the defense budgets of many European nations. Overall, we believe many international defense budgets have the potential to grow faster than the U.S. defense budget.

International customers are also expected to continue to adopt defense modernization initiatives similar to the DoD. We believe this trend will continue as many international customers are facing a threat environment that is similar to the U.S. and they are looking for advanced weapons and sensor systems. Alliance members also wish to assure their forces and systems will be interoperable with U.S. and North Atlantic Treaty Organization (NATO) forces. However, international demand is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. For more information on the risks and uncertainties that could impact international demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

Our Strategy and Opportunities
The following are the broad elements of our strategy:

–	Focus on key strategic pursuits, technology and Mission Assurance to protect and grow our position in four core defense markets: Sensing, Effects, C3I and Mission Support.

–	Leverage our domain knowledge in air, land, sea, space and cyber for all markets.

–	Expand international business by building on our relationships and deep market expertise.

–	Continue to be a Customer-focused company based on performance, relationships and solutions.

–	Deliver innovative supply chain solutions to accelerate growth, create competitive advantage and bring valued, global solutions to our customers.

Our Markets
We believe that our broad mix of technologies, domain expertise and key capabilities and our cost-effective, best-value solutions and their alignment with customer needs in our core defense markets, position us favorably to continue to grow and increase our market share. Our core markets also serve as a solid base from which to expand into growth areas, such as Homeland Security and Cybersecurity. We continually explore opportunities to leverage our existing capabilities, or develop or acquire additional ones, to expand into growth markets.

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

Effects—Effects achieve specific military actions or outcomes, from small-unit force protection to theater/national missile defense. The missions may be achieved by kinetic means, directed energy or information operations. Our Effects capabilities include advanced airframes, guidance and navigation systems, multiple sensor seekers, targeting, net-enabled systems, multi-dimensional effects, directed energy and cyber systems. Our Effects capabilities were enhanced in 2011 with the acquisition of the business assets of Ktech Corporation, a directed energy company.

Command, Control, Communication and Intelligence (C3I)—C3I systems provide integrated real-time support to decision-makers on and off the battlefield, transforming raw data into actionable intelligence. Our C3I capabilities include situational awareness, persistent surveillance, communications, mission planning, battle management command and control, intelligence and analysis, and integrated ground solutions. We are also continuing to grow our market presence in C3I and expand our knowledge management and discovery capabilities. In 2011, we acquired California-based Applied Signal Technology, Inc., which specializes in signals intelligence and processing of electromagnetic spectrum information to provide situational awareness to warfighters and the intelligence community.

Mission Support—We are focused on enabling customer success through total life-cycle support that predicts customer needs, senses potential problems and proactively responds with the most appropriate solutions. Our Mission Support capabilities include technical services, system engineering, product support, logistics, training, operations and maintenance. Our training business continues to expand and we now train military, civil and commercial customers in over 80 countries and in 40 different languages.

Homeland Security—We also intend to continue to grow our presence in the domestic and international homeland security markets, focusing on transportation security, immigration control/identity management, critical infrastructure protection, maritime security, energy security, intelligence program support, law enforcement solutions and emergency preparedness and response.

Cybersecurity—We continue to enhance our capabilities in the cybersecurity market as well as leverage the capabilities of the ten cyber acquisitions made since 2007. We are focused on providing cyber capabilities to the Intelligence, DoD and DHS markets as well as embedding information assurance capabilities in our products and our IT infrastructure. In 2011, we acquired Pikewerks Corporation, which specializes in cybersecurity, software protection, anti-tamper, information operations, data protection and forensics, and Henggeler Computer Consultants, Inc., which focuses on cybersecurity, enterprise architecture, analytics, software, and cloud-based solutions.

International Growth
Because of the breadth of our offerings, our systems integration capability, the value of our solutions and our strong legacy in the international marketplace, we believe that we are well positioned to continue to grow our international business. As discussed under “International Considerations,” we believe demand is growing for solutions in air and missile defense, homeland security, air traffic management, precision engagement, naval systems integration and intelligence, surveillance and reconnaissance. In addition, as coalition forces increasingly integrate military operations worldwide, we believe that our capabilities in network-enabled operations will continue to be a key discriminator in these markets.

In 2011, our international sales, including foreign military sales through the U.S. Government, were $6.2 billion compared to $5.8 billion in 2010. In 2011, our international bookings were $7.7 billion compared to $4.4 billion in 2010.

Focus on the Customer and Execution
Our customer focus continues to be a critical part of our strategy—underpinned by a focus on performance, relationships and solutions. Performance means being able to meet customer commitments which is ensured through strong processes, metrics and oversight. We maintain a “process architecture” that spans our broad programs and pursuits. It consists of processes such as Integrated Product Development System (IPDS) which assures consistency of evaluation and execution at each step in a program's life-cycle. It also includes our Achieving Process Excellence (APEX), which is our SAP business system software for accounting, finance and program management; Process Re-Invention Integrating Systems for Manufacturing (PRISM), which is our SAP software for manufacturing operations; Advanced Company Estimating System (ACES) which is our cost proposal system and Raytheon Enterprise Supplier Assessment (RESA) tool for Supply Chain Management. These processes and systems are linked to an array of front-end and back-end metrics. With this structure, we are able to track results and be alerted to potential issues through numerous oversight mechanisms, including operating reviews and annual operating plan reviews.

We are also continuing to build strong customer relationships by working with them as partners and including them on Raytheon Six SigmaTM teams to jointly improve their programs and processes. We are increasingly focused on responding to our customers' changing requirements with rapid and effective solutions to real-world problems. In recognition of our customers' constraints and priorities, we also continue to drive various cost reductions across the Company through Raytheon Six SigmaTM, lean processes, reducing cycle times and numerous other initiatives.

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

Considered together, we believe these metrics are strong indicators of our overall performance and our ability to create shareholder value. We feel these measures are balanced among long-term and short-term performance, efficiency and growth. We also use these and other performance metrics for executive compensation purposes.

In addition, we maintain a strong focus on program execution and the prudent management of capital and investments in order to maximize operating income and cash. We pursue a capital deployment strategy that balances funding for growing our business, including capital expenditures, acquisitions, and research and development; prudently managing our balance sheet, including debt repayments and pension contributions; and returning cash to our stockholders, including dividend payments and share repurchases.

Bookings were $26.6 billion, $24.4 billion and $25.1 billion in 2011, 2010 and 2009, respectively resulting in backlog of $35.3 billion, $34.6 billion and $36.9 billion at December 31, 2011, 2010 and 2009, respectively. Backlog represents the dollar value of contracts awarded for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. We therefore discuss changes in backlog, including any significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portion of our contracts. As described in Commitments and Contingencies on page 65, in the second quarter of 2010, Raytheon Systems Limited (RSL) was notified of its termination on the U.K. Border Agency program, which resulted in a net backlog adjustment of $556 million at IIS. In the second quarter of 2009, Kinetic Energy Interceptor (KEI), a developmental program with the Missile Defense Agency (MDA), was terminated for convenience, which resulted in a net backlog adjustment of approximately $2.4 billion at MS. The program was cancelled by the MDA due to a change in missile defense priorities.

Total net sales were $24.9 billion, $25.2 billion and $24.9 billion in 2011, 2010 and 2009, respectively.

Operating income was $2.9 billion, $2.6 billion and $3.0 billion in 2011, 2010 and 2009, respectively. Operating margin was 11.5%, 10.4% and 12.2% in 2011, 2010 and 2009, respectively. Included in operating income was a FAS/CAS Adjustment, described below in Critical Accounting Estimates, of $337 million of expense, $187 million of expense and $80 million of income in 2011, 2010 and 2009, respectively.

Operating cash flow from continuing operations was $2.2 billion, $1.9 billion and $2.7 billion in 2011, 2010 and 2009, respectively.

A discussion of our results of operations and financial condition follows below in Consolidated Results of Operations; Segment Results; Financial Condition and Liquidity; and Capital Resources.

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

Revenue Recognition
We determine the appropriate method by which we recognize revenue by analyzing the type, terms and conditions of each contract or arrangement entered into with our customers. The significant estimates we make in recognizing revenue for the types of revenue-generating activities in which we are involved are described below. We classify contract revenues as product or service according to the predominant attributes of the relevant underlying contracts unless the contract can clearly be split between product and service. We define service revenue as revenue from activities that are not associated with the design, development or production of tangible assets, the delivery of software code or a specific capability. Our services sales are primarily related to our TS operating segment.

Percentage-of-Completion Accounting—We account for our long-term contracts associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, such as certain cost-plus service contracts, using the percentage-of-completion accounting method. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. The selection of the method by which to measure such progress towards completion requires judgment and is based on the nature of the products or services to be provided. Our analysis of these contracts also contemplates whether contracts should be combined or segmented. The combination of two or more contracts requires significant judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Additionally, judgment is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period had consideration not been given to these factors. We combine closely related contracts when all the applicable criteria under GAAP are met. Similarly, we may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under GAAP are met.

We generally use the cost-to-cost measure of progress for all our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred-to-date to the total estimated costs at completion of the contract. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. Revenues, including estimated earned fees or profits, are recorded as costs are incurred. Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion (the process for which we describe below in more detail) is complex and subject to many variables. Incentive and award fees are generally awarded at the discretion of the customer or upon achievement of certain program milestones or cost targets. Incentive and award fees, as well as penalties or other damages related to contract performance, are considered in estimating profit rates. Estimates of award fees are based on actual awards and anticipated performance, which may include the performance of subcontractor or partners depending upon the individual contract requirements. Incentive provisions that increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Our claims on contracts are recorded only if it is probable the claim will result in additional contract revenue and the amounts can be reliably estimated.

Raytheon has a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews include, but are not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (for example, the number and type of milestone events), technical requirements (for example, a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any adjustments to net sales, costs of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance and an increase in operating profit during the performance of individual contracts if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating profit if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percent complete. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Our operating income included net EAC adjustments resulting from changes in estimates of approximately $548 million, $158 million and $442 million for the years ended December 31, 2011, 2010 and 2009, respectively. These adjustments increased our earnings from continuing operations attributable to Raytheon Company common stockholders by approximately $348 million ($0.98 per diluted share), $75 million ($0.20 per diluted share), and $287 million ($0.73 per diluted share) for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Revenue Methods—To a much lesser extent, we enter into other types of contracts such as service, commercial, or software and licensing arrangements. Revenue under service and commercial contracts generally is recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and collectability is reasonably assured. Costs on fixed-price service contracts are expensed as incurred, unless they otherwise qualify for deferral. We recognize revenue on contracts to sell software when evidence of an arrangement exists, the software has been delivered and accepted by the customer, the fee is fixed or determinable, and collection is probable. For software arrangements that include multiple elements, including perpetual software licenses and undelivered items (e.g., maintenance and/or services; subscriptions/term licenses), we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (VSOE) of the fair value of the undelivered elements, and recognize revenue on the perpetual license using the residual method. We base VSOE of each element on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, we recognize the entire arrangement fee ratably over the applicable performance period. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Royalty revenue is recognized when earned.

Revenue generated from fixed-price service contracts not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment is recognized as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and we have determined collectability is reasonably assured. Costs on these fixed-price service contracts are expensed as incurred, unless they otherwise qualify for deferral. There were no costs deferred on fixed price service contracts at December 31, 2011 and December 31, 2010.

We apply the separation guidance under GAAP for contracts with multiple deliverables. We analyze revenue arrangements with multiple deliverables to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we allocate the consideration we receive among the separate units of accounting based on their relative selling prices, which we determine based on prices of the deliverables as sold on a stand-alone basis, or if not sold on a stand-alone basis, the prices we would charge if sold on a stand-alone basis, and we recognize revenue for each deliverable based on the revenue recognition policies described above.

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

Pension and other postretirement benefit costs are allocated to our contracts as allowed costs based upon the U.S. Government Cost Accounting Standards (CAS). The CAS requirements for pension and other postretirement benefit costs differ from the Financial Accounting Standards (FAS) requirements under GAAP. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense to be recoverable under our expected future contract activity, and therefore did not defer any FAS expense for pension and other postretirement benefit plans. This resulted in $337 million of expense, $187 million of expense and $80 million of income in 2011, 2010 and 2009, respectively, reflected in our results of operations for the difference between CAS and FAS requirements for our pension and other postretirement plans in those years.

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

On December 27, 2011, the CAS Pension Harmonization Rule (CAS Harmonization) was published in the Federal Register. The new rule will impact pension costs on contracts beginning in 2013 and is effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. The new rule is intended to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. The rule shortens the CAS amortization period for gains and losses from 15 to 10 years and will result in the use of a discount rate based on high quality corporate bonds to measure liabilities in determining the CAS pension expense. While the change in amortization period is applicable in 2013, there is a transition period for the impact of the change in liability measurement method of 0% in 2013, 25% in 2014, 50% in 2015, 75% in 2016 and 100% in 2017. CAS Harmonization is currently expected to increase pension costs under CAS, primarily in 2014 and beyond due to the liability measurement transition period included in the rule. The projected increase in our future pension costs under CAS increased our estimated cost to complete existing contracts resulting in a reduction in revenue and profit in 2011, principally on our fixed price contracts in backlog. However, since the pension cost increases occur primarily in 2014 and beyond, the impact on our current contracts was deminimus. Furthermore, since CAS Harmonization is a mandatory change in cost accounting for government contractors, we may be entitled to an equitable adjustment for some portion of the increase in costs on contracts. Because CAS Harmonization increases our future CAS recovery, it is also expected to decrease our FAS/CAS expense in 2013 and beyond.

We record CAS expense in the results of our business segments. Due to the differences between FAS and CAS amounts, we also present the difference between FAS and CAS expense, referred to as our FAS/CAS Pension Adjustment, which is a component of our total FAS/CAS Adjustment disclosed as a separate line item in our segment results. This effectively increases or decreases the amount of total pension expense in our results of operations so such amount is equal to the FAS expense amount under GAAP. Due to the foregoing differences in requirements and calculation methodologies, our FAS pension expense or income is not indicative of the funding requirements or amount of government recovery.

The assumptions in the calculations of our pension FAS expense and CAS expense, which involve significant judgment, are described below.

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

The investment policy asset allocation ranges for our domestic pension plans, as set by the Company’s Investment Committee, for the year ended December 31, 2011 were as follows:

Asset Category
U.S. equities	25% - 40%
International equities	10% - 30%
Fixed-income securities	25% - 40%
Cash and cash equivalents	3% - 15%
Other (including private equity, real estate and absolute return funds)	0% - 20%

In validating the 2011 long-term ROA assumption, we reviewed our pension plan asset performance since 1986. Our average actual annual rate of return since 1986 has exceeded our estimated 8.75% assumed return. Based upon these analyses and our internal investing targets, we determined our long-term ROA assumption for our domestic pension plans in 2011 was 8.75%, consistent with our 2010 assumption. Our domestic pension plans’ actual rates of return were approximately (1)%, 11% and 17% for 2011, 2010 and 2009, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses. If we significantly change our long-term investment allocation or strategy, then our long-term ROA assumption could change.

The long-term ROA assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our Pension Benefits plans.

The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and postretirement benefit obligations. The discount rate assumption is determined by using a theoretical bond portfolio model consisting of bonds AA rated or better by Moody’s for which the timing and amount of cash flows approximate the estimated benefit payments of our pension plans. The discount rate assumption for our domestic pension plans at December 31, 2011 is 5.00%, compared to the December 31, 2010 discount rate of 5.75% as a result of the bond environment at December 31, 2011.

An increase or decrease of 25 basis points in the long-term ROA and the discount rate assumptions would have had the following approximate impacts on 2011 pension results:

(In millions)
Change in assumption used to determine net periodic benefit cost for the year ended December 31, 2011
Discount rate	$60
Long-term ROA	40
Change in assumption used to determine benefit obligations for the year ended December 31, 2011
Discount rate	$540

CAS Expense—In addition to providing the methodology for calculating pension costs, CAS also prescribes the method for assigning those costs to specific periods. While the ultimate liability for pension costs under FAS and CAS is similar, the pattern of cost recognition is different. The key drivers of CAS pension expense include the funded status and the method used to calculate CAS reimbursement for each of our plans. Under the existing CAS rules, which continue to apply through 2012, the discount rate used to measure liabilities is required to be consistent with the long-term ROA assumption, which changes infrequently given its long-term nature. In addition to certain other changes, CAS Harmonization will require contractors to compare the liability under the current CAS methodology and assumptions to a liability using a discount rate based on high quality corporate bonds and use the greater of the two liability calculations in developing CAS expense. In addition, unlike FAS, we can only allocate pension costs for a plan under CAS until such plan is fully funded as determined under CAS requirements. When the estimated future CAS pension costs increase, the estimated CAS cost to be allocated to our contracts in the future increases.

Other FAS and CAS Considerations—On an annual basis, at December 31, we update our estimate of future FAS and CAS pension expense based upon actual asset returns and other actuarial factors. Other variables that can impact the pension plans’ funded status and FAS and CAS expense include demographic experience such as the expected rates of salary increase, retirement age, turnover and mortality. In addition, certain pension plans provide a lump sum form of benefit that varies based upon externally determined interest rates. Assumptions for these variables are set at the beginning of the year, and are based on actual and projected plan experience. On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation for both FAS and CAS with final census data from the end of the prior year.

The components of the FAS/CAS Pension Adjustment were as follows:

(In millions)	2011	2010	2009
FAS expense	$(1,073)	$(896)	$(646)
CAS expense	733	666	673
FAS/CAS Pension Adjustment	$(340)	$(230)	$27

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

The change in the FAS/CAS Pension Adjustment of $110 million in 2011 compared to 2010 was driven by a $177 million increase in our FAS expense. The $177 million increase in our FAS expense was driven primarily by the continued recognition of the 2008 losses in the market related value of assets, which had an impact of approximately $200 million. Our CAS expense increased $67 million as a result of actual versus expected asset and liability experience.

The change in the FAS/CAS Pension Adjustment of $257 million in 2010 compared to 2009 was primarily driven by a $250 million increase in our FAS expense. The $250 million increase in our FAS expense was driven primarily by the continued recognition of losses in the market-related value of assets in 2008, which had an impact of approximately $260 million. Our CAS expense decreased $7 million as a result of actual versus expected asset and liability experience.

For 2012 compared to 2011, we currently expect our FAS expense will increase less than our CAS expense, which will decrease the FAS/CAS Pension Adjustment. We expect the FAS/CAS Pension Adjustment to be approximately $283 million of expense driven by the lower discount rate environment and the difference in amortization periods under FAS and CAS, described above, of the net unrecognized liability, principally due to the negative 2008 asset returns, partially offset by the expected return on our contributions. This expected decrease in FAS expense in excess of CAS expense is subject to our annual update, generally planned in the third quarter, of our actuarial estimate of the unfunded benefit obligation for both FAS and CAS for final 2011 census data. After 2012, the FAS/CAS Pension Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2011 and taking into account CAS Harmonization which increases CAS expense in 2013 and beyond, we would expect our FAS/CAS Pension Adjustment expense to decline and ultimately result in the FAS/CAS Pension Adjustment income.

The pension and other postretirement plans’ investments are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in private equity funds, hedge funds and private real estate funds are estimated at fair market value which primarily utilizes net asset values reported by the investment manager or fund administrator. The pension investment team reviews independently appraised values, audited financial statements and additional pricing information to evaluate the net asset values. For the very limited group of securities and other assets for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

In addition, we had $10.8 billion and $7.9 billion of deferred losses (pre-tax) in accumulated other comprehensive loss related to our pension and other postretirement benefit plans at December 31, 2011 and 2010, respectively, composed primarily of differences between actual and expected asset returns, changes in discount rates, changes in plan provisions and differences between actual and assumed demographic experience. The $2.9 billion increase in 2011 was driven primarily by the decrease in the discount rate from 5.75% at December 31, 2010 to 5.00% at December 31, 2011, as well as actual asset returns which were lower than our expected return and amortization of previous deferred losses in 2010 pension expense. To the extent we continue to experience such differences between these items, our funded status and related accrued retiree benefit obligation will change. Changes to our accrued retiree benefit obligation are initially reflected as a reduction to other comprehensive income. The deferred losses are amortized and included in future pension expense over the average employee service period of approximately 10 years at December 31, 2011.

Impairment of Goodwill
We evaluate goodwill for impairment annually on the first day of the fourth quarter and in any interim period in which circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business, significant decreases in federal government appropriations or funding for our contracts, or other significant adverse changes in industry or market conditions. No events occurred during the periods presented that indicated the existence of an impairment with respect to our goodwill. We estimate the fair value of our reporting units using a discounted cash flow (DCF) model based on our most recent long-range plan, and compare the estimated fair value of each reporting unit to its net book value, including goodwill. We discount the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. The weighted-average cost of capital is comprised of the estimated required rate of return on equity, based on publicly available data for peer companies, plus an equity risk premium related to specific company risk factors, and the after-tax rate of return on debt, weighted at the relative values of the estimated debt and equity for the industry. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. The combined estimated fair value of all of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe our control premium is reasonable based upon historic data of premiums paid on actual transactions within our industry. When available and as appropriate, we also use comparative market multiples to corroborate our DCF model results. There was no indication of goodwill impairment as a result of our 2011 impairment analysis. The fair values of each of our reporting units exceeded their respective net book values, including goodwill. Based upon our 2011 impairment analysis, the reporting unit that was closest to impairment had a fair value in excess of net book value, including goodwill, of more than 10%. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

CONSOLIDATED RESULTS OF OPERATIONS
Selected consolidated results were as follows:

				% of Total Net Sales
(In millions, except percentages and per share data)	2011	2010	2009	2011	2010	2009
Net sales
Products	$20,786	$21,386	$21,761	83.6%	84.9%	87.5%
Services	4,071	3,797	3,120	16.4%	15.1%	12.5%
Total net sales	24,857	25,183	24,881	100.0%	100.0%	100.0%
Operating expenses
Cost of sales
Products	16,275	17,022	17,071	65.5%	67.6%	68.6%
Services	3,422	3,281	2,676	13.8%	13.0%	10.8%
Total cost of sales	19,697	20,303	19,747	79.2%	80.6%	79.4%
Administrative and selling expenses	1,678	1,648	1,527	6.8%	6.5%	6.1%
Research and development expenses	625	625	565	2.5%	2.5%	2.3%
Total operating expenses	22,000	22,576	21,839	88.5%	89.6%	87.8%
Operating income	2,857	2,607	3,042	11.5%	10.4%	12.2%
Non-operating (income) expense
Interest expense	172	126	123	0.7%	0.5%	0.5%
Interest income	(17)	(16)	(14)	(0.1)%	(0.1)%	(0.1)%
Other (income) expense	12	65	3	—%	0.3%	—%
Non-operating (income) expense, net	167	175	112	0.7%	0.7%	0.5%
Federal and foreign income taxes	793	589	953	3.2%	2.3%	3.8%
Income from continuing operations	1,897	1,843	1,977	7.6%	7.3%	7.9%
Income (loss) from discontinued operations, net of tax	(1)	36	(1)	—%	0.1%	—%
Net income	1,896	1,879	1,976	7.6%	7.5%	7.9%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	30	39	41	0.1%	0.2%	0.2%
Net income attributable to Raytheon Company	$1,866	$1,840	$1,935	7.5%	7.3%	7.8%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$5.28	$4.79	$4.89
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders	—	0.10	—
Diluted earnings per share attributable to Raytheon Company common stockholders	5.28	4.88	4.89

Total Net Sales
The composition of external net sales by product and services for each segment in 2011 was approximately the following:

External Net Sales by Products and Services (% of segment total net external sales)
	IDS	IIS	MS	NCS	SAS	TS
Products	95%	80%	100%	90%	90%	15%
Services	5%	20%	—%	10%	10%	85%

Total Net Sales - 2011 vs. 2010—The decrease in total net sales of $326 million in 2011 compared to 2010 was primarily due to lower external net sales of $492 million at IDS, $380 million at NCS and $143 million at TS, partially offset by higher external net sales of $501 million at SAS and $259 million at IIS. The decrease in external net sales at IDS was primarily due to lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy's extension of the program schedule and lower net sales, as planned, on an international Patriot program driven by the completion of scheduled design and certain production efforts. The decrease in external net sales at NCS was primarily due to lower net sales on U.S. Army sensor programs due to a planned decline in production, lower net sales on a combat vehicle sensor program, due to a program restructuring and related termination for convenience, and lower net sales on a U.S. Army radar support program, principally due to the completion of significant upgrade efforts, partially offset by higher net sales on numerous programs, including acoustic sensor system sales and combat vehicle sensor program sales for domestic and international customers. The decrease in external net sales at TS was primarily due to lower net sales on a Defense Threat Reduction Agency (DTRA) program which completed significant efforts at the end of 2010 and lower net sales on training programs, principally domestic training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer determined activity levels, partially offset by higher net sales on various depot services operations programs, driven primarily by new contract awards. The increase in external net sales at SAS was primarily due to higher net sales related to RAST, which we acquired in the first quarter of 2011, higher volume on intelligence, surveillance and reconnaissance systems programs due to increased bookings over the last few years driven by customer demand for these capabilities, and higher volume, as production work increased, as planned, on an international airborne tactical radar program awarded in the first half of 2010. The increase in external net sales at IIS was primarily due to the difference in net sales from the U.K. Border Agency (UKBA) program on which Raytheon Systems Limited (RSL) was notified of its termination in the second quarter of 2010 (UKBA Program), as described in Commitments and Contingencies on page 65. Net sales from the UKBA Program in 2011 were higher than 2010 by $240 million, primarily driven by the adjustment recorded in the second quarter of 2010 from a change in our estimated revenue and costs (UKBA Program Adjustment), which negatively impacted sales by $316 million. Also included in the increase in external net sales at IIS was higher net sales on a GPS command, control, and mission capabilities program awarded in the first quarter of 2010, primarily as a result of scheduled design and build efforts.

Products and Services Net Sales - 2011 vs. 2010—The decrease in product net sales of $600 million in 2011 compared to 2010 was primarily due to lower external product net sales of $427 million at NCS, $391 million at IDS and $129 million at MS, partially offset by higher external product net sales of $328 million at SAS. The decrease in external product net sales at IDS and NCS and the increase in external product net sales at SAS were primarily due to the activity in the programs described above. The decrease in external product net sales at MS was primarily due to lower net sales on the Standard Missile-2 (SM-2), Evolved Seasparrow Missile (ESSM) and Standard Missile-3 (SM-3) programs, principally from lower volume driven by scheduled lower production build rates. The decrease in external product net sales at MS was partially offset by higher net sales on the Small Diameter Bomb II (SDB II) and Paveway™ programs, principally from higher volume due to scheduled increases in design and production efforts. The increase in service net sales of $274 million in 2011 compared to 2010 was primarily due to higher external service net sales of $202 million at IIS and $173 million at SAS, partially offset by lower external service net sales of $101 million at IDS. The increase in external service net sales at IIS was primarily due to higher service net sales on classified programs. The increase in external service net sales at SAS was primarily due to increased volume on intelligence, surveillance and reconnaissance systems programs and higher service net sales related to RAST. The decrease in external service net sales at IDS was spread across numerous programs with no individual or common significant driver.

Total Net Sales - 2010 vs. 2009—The increase in total net sales of $302 million in 2010 compared to 2009 was primarily due to higher external net sales of $282 million at TS, $273 million at SAS and $134 million at MS, partially offset by lower external net sales of $442 million at IIS. The increase in external net sales at TS was primarily due to higher net sales from growth on TS’ training programs, principally domestic and foreign training programs supporting the U.S. Army's Warfighter FOCUS activities due to an increase in customer determined activity levels, and higher net sales from programs with the Transportation Security Administration (TSA), driven primarily by system integration efforts on a program awarded in the first quarter of 2010. The increase in external net sales at SAS was primarily due to higher volume, as planned, as work increased on certain classified business awarded principally in the first half of 2009, higher net sales on a multi-spectral targeting system program driven by increased planned production efforts to meet the program delivery schedule and higher net sales from higher volume, as planned, as production work increased on an international airborne tactical radar program awarded in the first quarter of 2010. The increase in external net sales at SAS was partially offset by lower net sales from lower volume, as planned, as an advanced targeting program moved toward completion. The increase in external net sales at MS was primarily due to higher net sales on SM-3, principally from higher volume driven by scheduled development efforts, the Advanced Medium Range Air-to-Air Missile (AMRAAM) program, principally from higher volume driven by scheduled higher production build rates, higher net sales on the tube-launched, optically-tracked, wireless-guided (TOW) missile program, principally from higher volume driven by scheduled higher production build rates, and higher net sales on the Paveway™ program, principally from higher volume driven by scheduled production efforts on an international award. The increase in external net sales at MS was partially offset by lower net sales on a non line-of-sight missile program, principally from lower volume as the program received a stop work-order in the second quarter of 2010, and lower net sales on the KEI program, which was terminated for convenience in the second quarter of 2009. The decrease in external net sales at IIS was primarily due to $385 million of lower net sales on the UKBA Program, as described above and in Commitments and Contingencies on page 65, driven principally by the $316 million adjustment recorded in the second quarter of 2010 from a change in our estimated revenue and costs.

Products and Services Net Sales - 2010 vs. 2009—The decrease in product net sales of $375 million in 2010 compared to 2009 was primarily due to lower external product net sales of $576 million at IIS primarily due to lower net sales on the UKBA Program, described above, partially offset by higher external product net sales of $179 million at SAS and $137 million at MS, both principally due to the activity in the programs described above. The increase in service net sales of $677 million in 2010 compared to 2009 was primarily due to higher external service net sales of $312 million at TS, principally due to higher service net sales from growth on TS’ training programs described above, $144 million at NCS, principally due to higher service net sales related to command and control systems programs, and $136 million at IIS, principally due to higher service net sales on classified programs.

Sales to Major Customers—Sales to the DoD were 82%, 85% and 84% of total net sales in 2011, 2010 and 2009, respectively. Sales to the U.S. Government were 86% of total net sales in 2011, and 88% of total net sales in 2010 and 2009. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $3.0 billion, $3.3 billion and $2.8 billion in 2011, 2010 and 2009, respectively. As described above in Industry Considerations, U.S. defense spending levels are difficult to predict due to numerous factors, including U.S. Government budget appropriation decisions and geo-political events and macroeconomic conditions. Total international sales, including foreign military sales through the U.S. Government, were $6.2 billion or 25% of total net sales, $5.8 billion or 23% of total net sales and $5.3 billion or 21% of total net sales in 2011, 2010 and 2009, respectively.

Total Cost of Sales
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

Total Cost of Sales - 2011 vs. 2010—The decrease in total cost of sales of $606 million in 2011 compared to 2010 was primarily due to decreased external costs of $479 million at IDS, driven primarily by the activity on the U.S. Navy combat systems program and international Patriot program described above in Total Net Sales, $340 million at NCS, driven primarily by the activity on the U.S. Army sensor programs, combat vehicle sensor program and a U.S. Army radar support program described above in Total Net Sales, partially offset by the activity on numerous other programs, including acoustic sensor system sales and combat vehicle sensor program sales for domestic and international customers described above in Total Net Sales, and $146 million at TS driven primarily by the activity on the DTRA program and training programs described above in Total Net Sales, partially offset by the activity on depot services operation programs described above in Total Net Sales. The decreases in external costs were partially offset by increased external costs of $395 million at SAS driven primarily by the activity on RAST programs, the intelligence, surveillance and reconnaissance systems programs, and the international airborne tactical radar program described above in Total Net Sales, and $150 million of higher expense in 2011 compared to 2010 related to the FAS/CAS Adjustment described below in Segment Results. Included in cost of sales in the 2011 was $80 million related to the drawdown by the UKBA on letters of credit provided by RSL (UKBA LOC Adjustment), as described in Commitments and Contingencies on page 65. Included in cost of sales in 2010 was $79 million related to the UKBA Program Adjustment described above in Total Net Sales.

Products and Services Cost of Sales - 2011 vs. 2010—The decrease in product cost of sales of $747 million in 2011 compared to 2010 was primarily due to lower external product cost of sales of $384 million at IDS and $349 million at NCS, driven principally by the activity on the programs described above, $188 million at IIS, driven primarily by activity on the UKBA Program described above in Total Net Sales and lower external product net sales on various classified programs, and $152 million at MS, driven principally by the activity on the programs described above in Total Net Sales. The decrease in product cost of sales was partially offset by higher external product cost of sales of $266 million at SAS, driven primarily by the activity in the programs described above. The increase in service cost of sales of $141 million in 2011 compared to 2010 was primarily due to higher external service cost of sales of $129 million at SAS, driven principally by the activity on intelligence, surveillance and reconnaissance systems programs and RAST described above in Total Net Sales, and $118 million at IIS, driven principally by the activity on classified programs described above in Total Net Sales. The increase in service cost of sales was partially offset by lower external service cost of sales of $95 million at IDS, which was spread across numerous programs with no individual or common significant driver.

Total Cost of Sales - 2010 vs. 2009—The increase in total cost of sales of $556 million in 2010 compared to 2009 was primarily due to increased external costs of $219 million at SAS, driven primarily by the activity on certain classified business and the multi-spectral targeting system program described above in Total Net Sales, partially offset by the activity on the advanced targeting program described above in Total Net Sales, $194 million at TS, driven primarily by the activity on TS' training programs and the programs with the Transportation Security Administration (TSA) described above in Total Net Sales, and higher expense of $267 million related to the FAS/CAS Adjustment described below in Segment Results.

Products and Services Cost of Sales - 2010 vs. 2009—Product cost of sales in 2010 remained relatively consistent compared to 2009. The increase of $605 million in service cost of sales was primarily due to higher external service costs of sales of $229 million at TS, principally from the activity in training programs described above, $152 million at IIS, principally from the activity on classified programs described above in Total Net Sales, and $120 million at NCS, principally from the activity on command and control systems programs described above in Total Net Sales.

Administrative and Selling Expenses
The increase in administrative and selling expenses of $30 million in 2011 compared to 2010 was primarily due to $62 million of acquisition related expenses and $35 million of increased marketing and selling costs, the largest increase of which was for opportunities on electronic warfare, airborne radar programs, NASA programs and certain classified programs, partially offset by a decrease of $43 million in state income tax.

Administrative and selling expenses remained relatively consistent as a percentage of sales in 2010 compared to 2009.

The provision for state income taxes can generally be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $16 million, $59 million and $25 million in 2011, 2010, and 2009, respectively.

Research and Development Expenses
Research and development expenses remained relatively consistent as a percent of total net sales in 2011, 2010 and 2009.

Total Operating Expenses
The decrease in total operating expenses of $576 million in 2011 compared to 2010 was primarily due to the decrease in cost of sales of $606 million, the primary drivers of which are described above in Total Cost of Sales, partially offset by the increase in administrative and selling expenses of $30 million, the primary drivers of which are described above in Administrative and Selling Expenses.

The increase in total operating expenses of $737 million in 2010 compared to 2009 was primarily due to the increase in cost of sales of $556 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income
The increase in operating income of $250 million in 2011 compared to 2010 was primarily due to the decrease in operating expenses of $576 million, the primary drivers of which are described above in Total Operating Expenses.

The decrease in operating income of $435 million in 2010 compared to 2009 was primarily due to the increase in operating expenses of $737 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the increase in total net sales of $302 million, the primary drivers of which are described above in Total Net Sales.

Non-Operating (Income) Expense, Net
The decrease in non-operating (income) expense, net of $8 million in 2011 compared to 2010 was primarily due to the $73 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in the fourth quarter of 2010, partially offset by $46 million of higher interest expense, principally due to the issuance of $2.0 billion of fixed rate long-term debt in the fourth quarter of 2010, and an $18 million change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans due to a net loss of $1 million in 2011 compared to a net gain of $17 million in 2010.

The increase in non-operating (income) expense, net of $63 million in 2010 compared to 2009 was primarily due to the $73 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in the fourth quarter of 2010 compared to the $22 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in the fourth quarter of 2009, and an $11 million change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans due to a net gain of $17 million in 2010 compared to a net gain of $28 million in 2009.

Federal and Foreign Income Taxes
Our effective tax rate, which is used to determine federal and foreign income tax expense, differs from the U.S. statutory rate due to the following:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	(1.0)%	(1.1)%	(0.9)%
Tax settlements and refund claims	(2.6)%	(8.0)%	(0.9)%
Domestic manufacturing deduction benefit	(1.8)%	(1.7)%	(0.9)%
Foreign income tax rate differential	0.2%	0.8%	0.1%
Other items, net	(0.3)%	(0.8)%	0.1%
Effective tax rate	29.5%	24.2%	32.5%

Our effective tax rate reflects the 35% U.S. statutory rate adjusted for various permanent differences between book and tax reporting. As of December 31, 2011, the Internal Revenue Service (IRS) had completed their examination of our tax returns through 2008. During 2011, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of our Minimum Tax Refund claim for the 2006–2008 IRS examination cycle (2011 Tax Settlement). During 2010, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation for the 1998–2005 IRS examination cycle (2010 Tax Settlement).

The increase in our effective tax rate of 5.3% in 2011 was primarily due to the difference between the 2010 and 2011 Tax Settlement amounts, which changed the rate by approximately 5.4%. Our effective tax rate in 2010 was 8.3% lower than 2009 primarily due to the 2010 Tax Settlement, which decreased our tax expense from continuing operations by $170 million in 2010, partially offset by the change in mix of jurisdictional income, as a result of the UKBA Program termination, reflected in the table above.

Our effective tax rate in 2011 was lower than the statutory federal tax rate primarily due to the 2011 Tax Settlement, which decreased the rate by approximately 2.6%, the domestic manufacturing deduction, which decreased the rate by approximately 1.8%, and the U.S. research and development tax credit, which decreased the rate by approximately 1.0%. Our effective tax rate in 2010 was lower than the statutory federal tax rate primarily due to the 2010 Tax Settlement, which decreased the rate by approximately 8.0% and the domestic manufacturing deduction, which decreased the rate by approximately 1.7%.

Our effective tax rate in 2009 was lower than the U.S. statutory tax rate due to the U.S. research and development tax credit, which decreased the rate by approximately 0.9%, the domestic manufacturing deduction, which decreased the rate by approximately 0.9%, and the tax benefits related to certain refund claims, including $26 million of benefits primarily related to certain U.S. and foreign research tax incentives which decreased the rate by approximately 0.9%.

The increase in federal and foreign income taxes of $204 million in 2011 compared to 2010 was primarily due to the difference between the 2010 and 2011 Tax Settlement amounts described above and higher income from continuing operations before taxes. The decrease in federal and foreign income taxes of $364 million in 2010 compared to 2009 was primarily due to the 2010 Tax Settlement described above, and lower income from continuing operations before taxes.

Income from Continuing Operations
Income from continuing operations was $1,897 million, $1,843 million and $1,977 million in 2011, 2010 and 2009, respectively. The increase in income from continuing operations of $54 million in 2011 compared to 2010 was primarily due to the $250 million increase in operating income described above and the $8 million decrease in non-operating expenses, net, the primary drivers of which are described above in Non-Operating (Income) Expense, Net, partially offset by the $204 million increase in federal and foreign income taxes, the primary drivers of which are described above in Federal and Foreign Income Taxes.

The decrease in income from continuing operations of $134 million in 2010 compared to 2009 was primarily due to the $435 million decrease in operating income described above and the $63 million increase in non-operating expenses, net, the primary drivers of which are described above in Non-Operating (Income) Expenses, Net, partially offset by the $364 million decrease in federal and foreign income taxes, the primary drivers of which are described above in Federal and Foreign Income Taxes.

Income (loss) from Discontinued Operations, Net of Tax
The decrease in income (loss) from discontinued operations, net of tax, of $37 million in 2011 compared to 2010 was primarily due to the 2010 Tax Settlement, described above, which included an $89 million decrease in tax expense from discontinued operations, primarily related to our previous disposition of Raytheon Engineers and Constructors (RE&C), partially offset by a $39 million, net of the federal tax benefit, excise tax assessment in 2010 related to our previous disposition of Flight Options LLC (Flight Options), described below in Discontinued Operations.

The increase in income (loss) from discontinued operations, net of tax, of $37 million in 2010 compared to 2009 was primarily due to the 2010 Tax Settlement, described above, which included an $89 million decrease in tax expense from discontinued operations, primarily related to our previous disposition of RE&C. The increase was partially offset by a $39 million, net of the federal tax benefit, excise tax assessment in 2010 related to our previous disposition of Flight Options LLC (Flight Options), described below in Discontinued Operations.

Net Income
Net income was $1,896 million, $1,879 million and $1,976 million in 2011, 2010 and 2009, respectively. The increase in net income of $17 million in 2011 compared to 2010 was primarily due to the increase in income from continuing operations of $54 million described above, partially offset by the decrease in income (loss) from discontinued operations, net of tax, of $37 million, the primary drivers of which are described above in Income (loss) from Discontinued Operations, Net of Tax.

The decrease in net income of $97 million in 2010 compared to 2009 was primarily due to the decrease in income from continuing operations of $134 million described above, partially offset by the increase in income (loss) from discontinued operations, net of tax, of $37 million, the primary drivers of which are described above in Income (loss) from Discontinued Operations, Net of Tax.

Diluted Earnings per Share from Continuing Operations Attributable to Raytheon Company Common Stockholders
Changes in diluted earnings per share attributable to Raytheon Company common stockholders were driven by the following items:

(In millions, except per share amounts)	2011	2010	2009
Income from continuing operations attributable to Raytheon Company	$1,867	$1,804	$1,936
Diluted weighted average shares outstanding	353.6	377.0	395.7
Diluted EPS from continuing operations attributable to Raytheon Company	$5.28	$4.79	$4.89

The changes in diluted weighted average shares were driven by the common stock share activity below.

(Shares in millions)	2011	2010	2009
Beginning balance	359.4	377.9	400.1
Warrants exercised	3.3	6.7	—
Stock plan activity	3.3	3.8	3.6
Treasury stock repurchases	(27.1)	(29.0)	(25.8)
Ending balance	338.9	359.4	377.9

Warrants to purchase shares of our common stock with an exercise price of $37.50 per share, were included in our calculations of diluted EPS at December 31, 2011, 2010 and 2009. These warrants expired in June 2011.

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders was a loss of less than $0.01 in 2011, earnings of $0.10 in 2010, and a loss of less $0.01 in 2009. The decrease in diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders of $0.10 in 2011 compared to 2010 was primarily due to the activity described above in Income (loss) from Discontinued Operations, Net of Tax. The increase in diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders of $0.10 in 2010 compared to 2009 was primarily due to the activity described above in Income (loss) from Discontinued Operations, Net of Tax.

Diluted Earnings per Share Attributable to Raytheon Company Common Stockholders
Diluted earnings per share attributable to Raytheon Company common stockholders was $5.28 in 2011, $4.88 in 2010 and $4.89 in 2009. The increase in diluted earnings per share attributable to Raytheon Company common stockholders of $0.40 in 2011 compared to 2010 was primarily due to the decrease in diluted shares, partially offset by the decrease in Diluted Earnings

(Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders described above. The decrease in diluted earnings per share attributable to Raytheon Company common stockholders of $0.01 in 2010 compared to 2009 was due to the decrease in diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders, partially offset by the increase in Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders described above.

Adjusted EPS
Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the earnings per share impact of the FAS/CAS Adjustment and, from time to time, certain other items. In addition to the FAS/CAS Adjustment, our 2011 Adjusted EPS also excludes the earnings per share impact of the 2011 Tax Settlement, and the UKBA LOC Adjustment tax effected at the 2011 U.K. statutory tax rate of approximately 25%, as described in Commitments and Contingencies on page 65. In addition to the FAS/CAS Adjustment, our 2010 Adjusted EPS also excludes the earnings per share impact of the 2010 Tax Settlement, and the UKBA Program Adjustment tax effected at the 2010 U.K. statutory rate of approximately 28%, and the make-whole provision on the early repurchase of debt, all previously described, and the impact of the acceleration of deferred gains related to the terminated interest rate swaps on the retired debt. In addition to the FAS/CAS Adjustment, our 2009 Adjusted EPS also excludes the earnings per share impact of the make-whole provision on the early repurchase of debt and the impact of the acceleration of deferred gains related to the terminated interest rate swaps on the retired debt. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting the Company’s financial performance and believes that it provides additional insights into the Company’s underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding. Unless otherwise previously noted, the items in Adjusted EPS are tax effected at the U.S. statutory rate of 35%. Adjusted EPS was as follows:

	2011	2010	2009
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$5.28	$4.79	$4.89
Earnings per share impact of the FAS/CAS Adjustment	0.62	0.32	(0.13)
Earnings per share impact of the UKBA Program Adjustment	—	0.75	—
Earnings per share impact of UKBA LOC Adjustment	0.17	—	—
Earnings per share impact of the Tax Settlements	(0.17)	(0.45)	—
Earnings per share impact of the early retirement of debt charges	—	0.13	0.04
Earnings per share impact of the acceleration of deferred gains related to terminated interest rate swaps on retired debt	—	(0.03)	(0.01)
Adjusted EPS	$5.90	$5.51	$4.79

SEGMENT RESULTS
We report our results in the following segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS), and Technical Services (TS). The following provides some context for viewing our segment performance through the eyes of management.

Given the nature of our business, bookings, net sales, and operating income (including operating margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, and often these measures have significant interrelated effects as described below. In addition, we disclose and discuss backlog, which represents future sales that we expect to recognize over the contract period, which is generally the next several years. We also disclose cost of sales and the components of costs of sales within our segment disclosures.

Bookings—We disclose the amount of bookings for each segment and notable contract awards. Bookings generally represent the dollar value of new contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated. We believe bookings are an important measure of future performance and are an indicator of potential future changes in net sales, since we cannot record revenues under a new contract without first having a booking in the current or preceding period (i.e., a contract award).

Total Net Sales—We generally express changes in net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying amounts of total operating expenses, which are comprised of cost of sales, administrative and selling expenses, and research and development expenses, incurred on individual contracts (i.e., from performance against contractual commitments on our bookings related to engineering, production or service activity). Therefore, we discuss volume changes attributable principally to individual programs unless there is a discrete event (e.g., a major contract termination, natural disaster or major labor strike), or some other unusual item that has a material effect on changes in a segment's volume for a reported period. Due to the nature of our contracts, the amount of costs incurred and related revenues will naturally fluctuate over the lives of the contracts. As a result, in any reporting period, the changes in volume on numerous contracts are likely to be due to normal fluctuations in our engineering, production or service activities.

Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: 1) cost of sales-labor; 2) cost of sales-material and subcontractors; and 3) other costs of sales and other operating expenses. Included in cost of sales-labor is the incurred direct labor associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales-material and subcontractors is the incurred direct materials, subcontractor costs (which include effort performed by other Raytheon segments), and applicable overhead allocations in the current period. Included in other cost of sales and other operating expenses is other direct costs not captured in labor or material and subcontractor costs, such as precontract costs previously deferred, costs previously deferred into inventory on contracts using commercial or units of delivery accounting, applicable overhead allocations, general and administrative costs, research and development costs, (including bid and proposal costs) and adjustments for loss contracts.

Operating Income (and the related operating margin percentage)—We generally express changes in segment operating income in terms of volume, changes in net Estimate at Completion (EAC) adjustments or changes in contract mix and other program performance.

The operating income impact of changes in volume excludes the impact of net EAC adjustments and the impact of changes in contract mix and other program performance and are driven by changes in costs on individual programs at an overall margin for the segment.

Changes in net EAC adjustments typically relate to the current period impact of revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. Raytheon has a Company-wide standard and disciplined quarterly EAC process in which management reviews the progress and performance of our contracts. As part of this process, management reviews include, but are not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (for example, the number and type of milestone events), technical requirements (for example, a newly developed product versus a mature product), and other contract requirements. Management must make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any adjustments to net sales, costs of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance and an increase in operating profit during the performance of individual contracts if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating profit if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percent complete. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. Given that we have over 15,000 individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, as discussed above, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

EAC Adjustments (In millions)	2011	2010	2009
Gross favorable	$1,041	$968	$875
Gross unfavorable	(493)	(810)	(433)
Total net EAC adjustments	$548	$158	$442

There was one significant individual EAC adjustment for the UKBA LOC Adjustment of $80 million in 2011 and there were two significant individual EAC adjustments, the UKBA Program Adjustment for $395 million and an NCS EAC adjustment for $28 million in 2010 as described more fully on page 53.

The $390 million increase in net EAC adjustments in 2011 compared to 2010 was primarily due to the impact of the UKBA Program Adjustment and UKBA LOC Adjustment described above.

The $284 million decrease in net EAC adjustments in 2010 compared to 2009 was primarily due to the impact of the UKBA Program Adjustment described above.

Changes in contract mix and other program performance refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes and other drivers of program performance, including margin rate increases or decreases due to EAC adjustments in prior periods and the effect of non-revenue generating costs. A higher or lower expected fee rate at the initial award of a contract typically correlates to the contract's risk profile, which is often specifically driven by the type of customer and related procurement regulations, the type of contract (for example, fixed price vs. cost plus), the maturity of the product or service, and the scope of work.

Because each segment has thousands of contracts in any reporting period, changes in operating income and margin are likely to be due to normal changes in volume, net EAC adjustments, and contract mix and other performance on many contracts with no single change, or series of related changes, materially driving a segment's change in operating income or operating margin percentage.

Backlog—We disclose period ending backlog for each segment. Backlog represents the dollar value of contracts awarded for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. Therefore, we discuss changes in backlog, including any significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portions of our contracts.

Segment financial results were as follows:

Total Net Sales (In millions)	2011	2010	2009
Integrated Defense Systems	$4,958	$5,470	$5,525
Intelligence and Information Systems	3,015	2,757	3,204
Missile Systems	5,590	5,732	5,561
Network Centric Systems	4,497	4,918	4,822
Space and Airborne Systems	5,255	4,830	4,582
Technical Services	3,353	3,472	3,161
Corporate and Eliminations	(1,811)	(1,996)	(1,974)
Total	$24,857	$25,183	$24,881

Operating Income (In millions)	2011	2010	2009
Integrated Defense Systems	$836	$870	$847
Intelligence and Information Systems	159	(157)	252
Missile Systems	693	650	599
Network Centric Systems	667	692	663
Space and Airborne Systems	717	676	635
Technical Services	312	297	212
FAS/CAS Adjustment	(337)	(187)	80
Corporate and Eliminations	(190)	(234)	(246)
Total	$2,857	$2,607	$3,042

Bookings (In millions)	2011	2010	2009
Integrated Defense Systems	$6,392	$3,269	$5,969
Intelligence and Information Systems	3,217	3,709	2,529
Missile Systems	5,948	6,485	5,548
Network Centric Systems	3,632	4,034	3,933
Space and Airborne Systems	4,592	4,321	4,446
Technical Services	2,774	2,631	2,633
Total	$26,555	$24,449	$25,058

Included in bookings were international bookings of $7,692 million, $4,371 million and $7,634 million in 2011, 2010 and 2009, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 29%, 18% and 30% of total bookings in 2011, 2010 and 2009, respectively.

We record bookings for not-to-exceed contract awards based on reasonable estimates of expected contract definitization, which will generally not be less than 75% of the award. We subsequently adjust bookings to reflect the actual amounts definitized, or, when prior to definitization, when facts and circumstances indicate our previous estimates are no longer reasonable. The timing of awards that may cover multiple fiscal years influences the size of bookings in each year. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite delivery/indefinite quantity (IDIQ) type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs and the impact is determinable.

	Funded Backlog			Total Backlog
Backlog at December 31 (In millions)	2011	2010	2009	2011	2010	2009
Integrated Defense Systems	$7,100	$6,433	$5,595	$9,766	$8,473	$10,665
Intelligence and Information Systems	829	725	1,588	4,366	4,319	4,360
Missile Systems	6,205	6,385	6,454	8,570	8,212	7,657
Network Centric Systems	3,267	3,740	4,389	4,160	4,912	5,501
Space and Airborne Systems	3,104	3,266	3,402	5,864	5,981	5,921
Technical Services	1,957	2,083	2,051	2,586	2,654	2,773
Total	$22,462	$22,632	$23,479	$35,312	$34,551	$36,877

Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). Revenue is generally not recognized on backlog until funded. Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ). Both funded and unfunded backlog are affected by changes in foreign exchange rates. In 2010, IIS recorded a net backlog adjustment of $556 million as a result of the UKBA Program.

Integrated Defense Systems

				% Change
(In millions, except percentages)	2011	2010	2009	2011 compared to 2010	2010 compared to 2009
Total Net Sales	$4,958	$5,470	$5,525	(9.4)%	(1.0)%
Operating Expenses
Cost of sales - labor	1,813	1,910	1,887	(5.1)%	1.2%
Cost of sales - materials and subcontractors	1,613	2,006	2,127	(19.6)%	(5.7)%
Other cost of sales and other operating expenses	696	684	664	1.8%	3.0%
Total Operating Expenses	4,122	4,600	4,678	(10.4)%	(1.7)%
Operating Income	$836	$870	$847	(3.9)%	2.7%
Operating Margin	16.9%	15.9%	15.3%

Change in Operating Income		Year Ended 2011 Versus Year Ended 2010	Year Ended 2010 Versus Year Ended 2009
(In millions)		Change	Change
Volume		$(73)	$(11)
Net change in EAC adjustments		34	18
Mix and other performance		5	16
Total change in operating income		$(34)	$23

				% Change
(In millions, except percentages)	2011	2010	2009	2011 compared to 2010	2010 compared to 2009
Bookings	$6,392	$3,269	$5,969	95.5%	(45.2)%
Total Backlog	9,766	8,473	10,665	15.3%	(20.6)%

IDS is a leading provider of integrated air and missile defense, radar solutions, and naval combat and ship electronic systems. Through world class mission systems integration and technology expertise, IDS delivers combat-proven performance against the complete spectrum of airborne and ballistic missile threats and is a world leader in large-scale radar development, technology and production. Key customers include the U.S. Navy, Army, Air Force, and Missile Defense Agency (MDA) and numerous international customers.

Total Net Sales—The decrease in net sales of $512 million in 2011 compared to 2010 was primarily due to $316 million of lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy's extension of the program schedule, and $175 million of lower net sales, as planned, on an international Patriot program driven principally by lower volume due to completion of scheduled design and certain production efforts.

The decrease in net sales of $55 million in 2010 compared to 2009 was primarily due to $243 million of lower net sales on various U.S. Navy programs due to scheduled completion of design and production efforts, including $175 million from the scheduled completion of certain design phases on a U.S. Navy combat systems program, and $211 million of lower net sales on two joint battlefield sensor programs, driven principally by lower volume due to the completion of scheduled program production efforts and a scheduled decrease in design and development effort. The decrease in net sales was partially offset by $383 million of higher net sales on Patriot programs, primarily due to $288 million of higher net sales driven by scheduled design and production effort on an international Patriot program awarded in the fourth quarter of 2008.

Total Operating Expenses—The decrease in operating expenses of $478 million in 2011 compared to 2010 was primarily due to the decreased volume on a U.S. Navy combat systems program and an international Patriot program for the reasons described above in Total Net Sales. The decrease in materials and subcontractor costs of $393 million was driven primarily by the decreased volume on these programs and the types of costs incurred in the respective periods based on the program requirements and program schedules. The decrease in labor costs of $97 million in 2011 compared to 2010 was primarily due to lower net sales on numerous missile defense programs, driven principally by lower volume due to the completion of scheduled program design, development and production efforts, and decreased volume on a U.S. Navy combat systems program for the reasons described above in Total Net Sales.

The decrease in operating expenses of $78 million in 2010 compared to 2009 was primarily due to the decreased volume on various U.S. Navy programs, including a U.S. Navy combat systems program, and two joint battlefield sensor programs for the reasons described above in Total Net Sales, partially offset by activity on Patriot programs, including an international Patriot program, for the reasons described above in Total Net Sales. The decrease in materials and subcontractor costs of $121 million was driven primarily by the change in volume on these programs and the types of costs incurred in the respective periods based on the requirements and schedules for these programs.

Operating Income and Margin—The decrease in operating income of $34 million in 2011 compared to 2010 was primarily due to decreased volume of $73 million, principally driven by the programs described above in Total Net Sales, partially offset by a net change in EAC adjustments of $34 million, driven primarily by the amount of EAC adjustments on a U.S. Navy combat systems program. The increase in operating margin in 2011 compared to 2010 was primarily due to the net change in EAC adjustments described above.

The increase in operating income of $23 million in 2010 compared to 2009 was primarily due to a net change in EAC adjustments of $18 million, which was spread over numerous programs, and a change in contract mix and other performance, which had a $16 million impact on operating income, principally driven by the programs described above in Total Net Sales, partially offset by a decrease in volume, which had an impact of $11 million. The increase in operating margin in 2010 compared to 2009 was primarily due to the net change in EAC adjustments and the change in contract mix and other performance described above.

Backlog and Bookings—The increase in backlog of $1,293 million at December 31, 2011 compared to December 31, 2010 was primarily due to higher bookings in 2011 described below. The decrease in backlog of $2,192 million at December 31, 2010 compared to December 31, 2009 was primarily due to lower bookings in 2010 described below.

Bookings increased $3,123 million in 2011 compared to 2010. IDS booked $3,147 million for the Patriot Air and Missile Defense System, including $1,698 million for the Kingdom of Saudi Arabia, $560 million for Taiwan, $340 million for other international customers, and $257 million to provide engineering services support for U.S. and international customers. IDS booked $1,027 million for U.S. Army/U.S. Navy Transportable Radar Surveillance (AN/TPY-2) radars, spares and training for the UAE, MDA and U.S. Army. IDS also booked $345 million on the Zumwalt-class destroyer program for the U.S. Navy, $268 million for the production of ALFS systems and spares for the U.S. Navy and the Australian Navy, $193 million to provide Common Contractor Logistics Support (CCLS) for the MDA, and $107 million for development on the competitively awarded Space Fence program for the U.S. Air Force.

Bookings decreased $2,700 million in 2010 compared to 2009. In 2010, IDS booked $400 million to provide advanced Patriot air and missile defense capability for an international customer, $271 million on the Zumwalt-class destroyer program for the U.S. Navy, $228 million on the Aegis weapon system for the U.S. Navy, $222 million to provide engineering services support for a Patriot air and missile defense program for U.S. and international customers, $190 million for AN/TPY-2 radar for the MDA, $148 million to provide CCLS for the MDA, $131 million to provide Patriot Guidance Enhanced Missile-Tactical (GEM-T) missiles for Kuwait, and $112 million on the Air & Missile Defense Radar (AMDR) program for the U.S. Navy.

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

Intelligence and Information Systems

				% Change
(In millions, except percentages)	2011	2010	2009	2011 compared to 2010	2010 compared to 2009
Total Net Sales	$3,015	$2,757	$3,204	9.4%	(14.0)%
Operating Expenses
Cost of sales - labor	1,214	1,232	1,228	(1.5)%	0.3%
Cost of sales - materials and subcontractors	1,138	1,169	1,322	(2.7)%	(11.6)%
Other cost of sales and other operating expenses	504	513	402	(1.8)%	27.6%
Total Operating Expenses	2,856	2,914	2,952	(2.0)%	(1.3)%
Operating Income	$159	$(157)	$252	201.3%	(162.3)%
Operating Margin	5.3%	(5.7)%	7.9%

Change in Operating Income		Year Ended 2011 Versus Year Ended 2010	Year Ended 2010 Versus Year Ended 2009
(In millions)		Change	Change
Volume		$(12)	$(6)
Net change in EAC adjustments		297	(379)
Mix and other performance		31	(24)
Total change in operating income		$316	$(409)

				% Change
(In millions, except percentages)	2011	2010	2009	2011 compared to 2010	2010 compared to 2009
Bookings	$3,217	$3,709	$2,529	(13.3)%	46.7%
Total Backlog	4,366	4,319	4,360	1.1%	(0.9)%

IIS is a leader in intelligence, surveillance and reconnaissance (ISR), advanced cyber solutions, and U.S. Department of Defense (DoD) space, weather and environmental solutions. Approximately half of its business is for classified customers. Key customers include the U.S. Intelligence Community, DoD agencies, the National Oceanic and Atmospheric Administration, the Department of Homeland Security, the Federal Bureau of Investigation and the National Aeronautics and Space Administration (NASA).

Total Net Sales—The increase in net sales of $258 million in 2011 compared to 2010 was primarily due to the difference in net sales from the UKBA Program. Net sales from the UKBA Program in 2010 were lower than 2011 by $240 million, primarily due to the UKBA Program Adjustment, as described in Commitments and Contingencies on page 65, which negatively impacted 2010 net sales by $316 million. Also included in the increase in net sales was $85 million of higher net sales on a GPS command, control, and mission capabilities program awarded in the first quarter of 2010, primarily as a result of scheduled design and build efforts. The remaining change in net sales was primarily spread across numerous domestic programs.

The decrease in net sales of $447 million in 2010 compared to 2009 was primarily due to $385 million of lower net sales on the UKBA Program driven principally by the UKBA Program Adjustment, which had a $316 million impact on net sales, $68 million of lower net sales on a distributed ground systems program for the U.S. Air Force principally from lower volume as a result of the planned program schedule, and $65 million of lower net sales on certain classified programs. The decrease in net sales was partially offset by $104 million of higher net sales, as a result of scheduled design and build efforts on a GPS command, control, and mission capabilities program.

Total Operating Expenses—The decrease in operating expenses of $58 million in 2011 compared to 2010 was driven primarily by a reduction in operating expenses related to the UKBA Program. Included in other cost of sales and other operating expenses in 2011 was $80 million related to the UKBA LOC Adjustment, as described in Commitments and Contingencies on page 65. Included in other cost of sales and other operating expenses in 2010 was $79 million related to the UKBA Program Adjustment.

The decrease in operating expenses of $38 million in 2010 compared to 2009 was primarily due to lower volume on the distributed ground systems program for the U.S. Air Force and certain classified programs for the reasons described above in Total Net Sales, partially offset by higher volume on GPS command, control, and mission capabilities program for the reasons described above in Total Net Sales. The decrease of $153 million in materials and subcontractor costs in 2010 compared to 2009 was driven primarily by the net lower volume on these programs and $91 million related to lower volume on the UKBA Program. The increase of $111 million in other cost of sales and other operating expenses in 2010 compared to 2009 was primarily due to the UKBA Program Adjustment, which had a $79 million impact on operating expenses.

Operating Income and Margin—The increase in operating income of $316 million and the related increase in operating margin in 2011 compared to 2010 was primarily due to a net change in EAC adjustments of $297 million, principally driven by the UKBA Program Adjustment in 2010, which had an impact of $395 million, partially offset by the UKBA LOC Adjustment in 2011, which had an impact of $80 million. Operating income in 2011 included $21 million of legal and other period expenses in connection with the UKBA Program dispute and arbitration compared to $10 million of legal and other period costs in 2010. Operating income in 2011 included $9 million relating to an insurance recovery. IIS' operating income was also reduced by approximately $14 million in 2011 and $17 million in 2010 by certain cyber security related acquisition costs and investments.

The decrease in operating income of $409 million in 2010 compared to 2009 and the related decrease in operating margin was primarily due to a net change in EAC adjustments of $379 million, principally driven by $395 million related to the UKBA Program Adjustment recorded in the second quarter of 2010, partially offset by $16 million of favorable net change in EAC adjustments spread across numerous programs, and a change in contract mix and other performance of $24 million, principally driven by the UKBA Program. Operating income was also reduced by approximately $17 million in 2010 and 2009 by certain cybersecurity-related acquisition costs and investments.

Backlog and Bookings—Backlog remained relatively consistent and was $4,366 million, $4,319 million and $4,360 million at December 31, 2011, 2010 and 2009, respectively.

Bookings decreased $492 million in 2011 compared to 2010. In 2011, IIS booked $520 million on the JPSS program for NASA, $183 million on a contract to provide ISR support to the U.S. Air Force and $134 million for development on the Global Positioning System Advanced Control Segment (GPS-OCX) program for the U.S. Air Force. IIS also booked $1,554 million on a number of classified contracts.

Bookings increased $1,180 million in 2010 compared to 2009. In 2010, IIS booked a $901 million award on a contract to develop the next-generation GPS-OCX for the U.S. Air Force, a $167 million booking on a major U.S. Air Force program, $80 million on the Earth Observing System Data and Information System (EOSDIS) contract for NASA and $1,723 million on a number of classified contracts, including $371 million on a major classified program, compared to $1,364 million, including$148 million and $123 million on two major classified programs in 2009.

In addition to the bookings related to a number of classified contracts described above, in 2009, IIS booked $158 million on a contract to provide ISR support to the U.S. Air Force.

Missile Systems

				% Change
(In millions, except percentages)	2011	2010	2009	2011 compared to 2010	2010 compared to 2009
Total Net Sales	$5,590	$5,732	$5,561	(2.5)%	3.1%
Operating Expenses
Cost of sales - labor	1,662	1,725	1,757	(3.7)%	(1.8)%
Cost of sales - materials and subcontractors	2,579	2,682	2,575	(3.8)%	4.2%
Other cost of sales and other operating expenses	656	675	630	(2.8)%	7.1%
Total Operating Expenses	4,897	5,082	4,962	(3.6)%	2.4%
Operating Income	$693	$650	$599	6.6%	8.5%
Operating Margin	12.4%	11.3%	10.8%

Change in Operating Income		Year Ended 2011 Versus Year Ended 2010	Year Ended 2010 Versus Year Ended 2009
(In millions)		Change	Change
Volume		$(26)	$14
Net change in EAC adjustments		54	(19)
Mix and other performance		15	56
Total change in operating income		$43	$51

				% Change
(In millions, except percentages)	2011	2010	2009	2011 compared to 2010	2010 compared to 2009
Bookings	$5,948	$6,485	$5,548	(8.3)%	16.9%
Total Backlog	8,570	8,212	7,657	4.4%	7.2%

MS is a premier developer and producer of missile systems for the armed forces of the United States and other allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting, and netted systems, MS develops and supports a broad range of cutting-edge weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles and directed energy effectors. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the Missile Defense Agency (MDA) and the armed forces of more than 40 allied nations.

Total Net Sales—The decrease in net sales of $142 million in 2011 compared to 2010 was primarily due to lower net sales of $210 million on the Standard Missile-2 (SM-2) program, $90 million on the Evolved Seasparrow Missile (ESSM) program, and $70 million on the Standard Missile-3 (SM-3) program, principally from lower volume driven by scheduled lower production build rates. The decrease in net sales was partially offset by higher net sales of $92 million on the Small Diameter Bomb II (SDB II) program and $86 million on the Paveway™ program, principally from higher volume due to scheduled increases in design and production efforts.

The increase in net sales of $171 million in 2010 compared to 2009 was primarily due to $108 million of higher net sales on the SM-3 program, principally from higher volume driven by scheduled development efforts, $100 million of higher net sales on the Advanced Medium-Range Air-to-Air Missiles (AMRAAM) program, principally from higher volume driven by scheduled higher production build rates, $92 million of higher net sales on the tube-launched, optically-tracked, wireless-guided (TOW) missile program, principally from higher volume driven by scheduled higher production build rates and $84 million of higher net sales on the Paveway™ program, principally from higher volume driven by scheduled production efforts on an international award. The increase in net sales was partially offset by $96 million of lower net sales on a non line-of-sight missile program, principally from lower volume, as the program received a stop work-order in the second quarter of 2010 and $82 million of lower net sales on the KEI program, which was terminated for convenience in the second quarter of 2009 as described above.

Total Operating Expenses—The decrease in operating expenses of $185 million in 2011 compared to 2010 was primarily due to the activity on the SM-2, ESSM and SM-3 programs for the reasons described above in Total Net Sales, partially offset by the activity in the SDB-II and Paveway™ programs for the reasons described above in Total Net Sales.

The increase in operating expenses of $120 million in 2010 compared to 2009 was primarily due to the activity on the SM-3, AMRAAM, TOW missile and Paveway™ programs for the reasons described above in Total Net Sales, partially offset by the activity on the non line-of-sight missile program and the KEI program for the reasons described above in Total Net Sales. The increase in other cost of sales and other operating expenses of $45 million was primarily due to increased independent research and development costs.

Operating Income and Margin—The increase in operating income of $43 million in 2011 compared to 2010 was primarily due to a net change in EAC adjustments of $54 million, principally driven by the amount of EAC adjustments on our air warfare systems programs, partially offset by lower volume of $26 million, driven principally by the programs described above in Total Net Sales. Included in EAC adjustments in 2011 was a $21 million favorable contract resolution. Included in contract mix and other performance in 2011 was a $15 million negative adjustment related to a contract settlement. The increase in operating margin in 2011 compared to 2010 was primarily due to the net change in EAC adjustments described above.

The increase in operating income of $51 million in 2010 compared to 2009 was primarily due to a change in contract mix and other performance of $56 million, primarily in our air warfare systems product line due to the mix of contracts completing and new contract awards. The increase in operating margin in 2010 compared to 2009 was primarily due to the change in contract mix and other performance described above.

Backlog and Bookings—Backlog remained relatively consistent and was $8,570 million, $8,212 million and $7,657 million at December 31, 2011, 2010 and 2009, respectively.

Bookings decreased $537 million in 2011 compared to 2010. In 2011, MS booked $1,402 million for the development of SM-3 for the MDA, $696 million for the production of AMRAAM for the U.S. Air Force and international customers, $393 million for production of ESSM for the U.S. Navy and international customers, $374 million for Phalanx weapon systems for the U.S. Navy and international customers, $311 million for the production of Excalibur for the U.S. Army, U.S. Marines, and an international customer, $270 million for the production of Paveway™ for the U.S. Air Force and international customers, $237 million for the production of SM-2 for the U.S. Navy and international customers, $225 million for a major classified program, $210 million for production of Standard Missile-6 (SM-6) for the U.S. Navy, $191 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy and international customers, $152 million for the production of TOW missiles for the U.S. Army, and $113 million for production of Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force.

Bookings increased $937 million in 2010 compared to 2009. In 2010, MS booked $743 million for SM-3 for the MDA and an international customer, $698 million for the production of AMRAAM for the U.S. Air Force and international customers, $675 million on a classified program, $668 million for the production of Paveway™ for the Kingdom of Saudi Arabia and other international customers, $501 million for the production of Tomahawk missiles for the U.S. Navy and an international customer, $451 million for engineering and manufacturing development of SDB II for the joint U.S. Air Force and U.S Navy program, $425 million for the production of SM-2 for the U.S. Navy and international customers, $274 million for the production of Rolling Airframe Missile (RAM) for the U.S. Navy and international customers, $271 million for the Phalanx Weapons System for the U.S. Navy, Army and international customers, $262 million for development work on the Exoatmospheric Kill Vehicle program for the MDA, $209 million for the production of AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy and international customers, $198 million for the Javelin program for the U.S. Army and international customers, $168 million on the MALD for the U.S. Air Force, Army, and Navy, $147 million for ESSM for the U.S. Navy and international customers, $122 million for the production of TOW missiles for U.S. Army and international customers, and $114 million for the production of the JSOW for the U.S. Navy and international customers.

In 2009, MS booked $645 million for AMRAAM systems for international customers and the U.S. Air Force, $514 million for the TOW missile program for international customers and the U.S. Army, $508 million for ESSM for international customers and the U.S. Navy and $402 million for Phalanx Weapon Systems. MS also booked $384 million on SM-2 for international customers and the U.S. Navy, $318 million for SM-3 for the MDA, and $294 million for Tactical Tomahawk cruise missiles for the U.S. Navy.

Network Centric Systems

				% Change
(In millions, except percentages)	2011	2010	2009	2011 compared to 2010	2010 compared to 2009
Total Net Sales	$4,497	$4,918	$4,822	(8.6)%	2.0%
Operating Expenses
Cost of sales - labor	1,482	1,531	1,580	(3.2)%	(3.1)%
Cost of sales - materials and subcontractors	1,699	2,055	1,937	(17.3)%	6.1%
Other cost of sales and other operating expenses	649	640	642	1.4%	(0.3)%
Total Operating Expenses	3,830	4,226	4,159	(9.4)%	1.6%
Operating Income	$667	$692	$663	(3.6)%	4.4%
Operating Margin	14.8%	14.1%	13.7%

Change in Operating Income		Year Ended 2011 Versus Year Ended 2010	Year Ended 2010 Versus Year Ended 2009
(In millions)		Change	Change
Volume		$(59)	$13
Net change in EAC adjustments		(22)	50
Mix and other performance		56	(34)
Total change in operating income		$(25)	$29

				% Change
(In millions, except percentages)	2011	2010	2009	2011 compared to 2010	2010 compared to 2009
Bookings	$3,632	$4,034	$3,933	(10.0)%	2.6%
Total Backlog	4,160	4,912	5,501	(15.3)%	(10.7)%

NCS is a leading provider of net-centric enabled mission solutions for federal, state and local government and civil customers. NCS leverages its capabilities in networking, sensors, command and control, and communications to develop and produce solutions for customers in key markets such as U.S. Army modernization, international and domestic homeland security, civil communications, and transportation solutions. NCS customers include the Department of Defense (DoD) and other U.S. Government customers, as well as numerous international customers.

Total Net Sales—The decrease in net sales of $421 million in 2011 compared to 2010 was primarily due to $283 million of lower net sales on U.S. Army sensor programs due to a planned decline in production, $124 million of lower net sales on a combat vehicle sensor program, principally from lower volume due to a program restructuring and related termination for convenience, and $98 million of lower net sales on a U.S. Army radar support program, principally due to the completion of significant upgrade efforts, partially offset by higher net sales on numerous programs, including a combined $106 million on acoustic sensor system sales and combat vehicle sensor program sales for domestic and international customers.

The increase in net sales of $96 million in 2010 compared to 2009 was primarily due to $223 million of higher net sales related to programs associated with Raytheon BBN Technologies (Raytheon BBN), which was acquired in the fourth quarter of 2009, primarily due to increased DoD research activities and force protection awards, and $127 million of higher net sales, as planned due to a scheduled increase in design and production efforts on a classified international program awarded in the fourth quarter of 2009. The increase in net sales was partially offset by $144 million of lower net sales on a U.S. Army sensor program due to a planned decline in production and $81 million of lower net sales on a combat vehicle sensor program, principally from lower volume, due to a program restructuring.

Total Operating Expenses—The decrease in operating expenses of $396 million in 2011 compared to 2010 was driven primarily by the activity on U.S. Army sensor programs, a combat vehicle sensor program and a U.S. Army radar support program for the reasons described above in Total Net Sales, partially offset by the activity on numerous programs, including acoustic sensor systems and a combat vehicle sensor program for domestic and international customers as described above in Total Net Sales. The decrease in materials and subcontractor costs of $356 million was driven primarily by the net decreased volume on the programs described above due to a planned decline in production.

The increase in operating expenses of $67 million in 2010 compared to 2009 was driven primarily by programs associated with Raytheon BBN and a classified international program for the reasons described above in Total Net Sales, partially offset by the activity on a U.S. Army sensor program and a combat vehicle sensor program for the reasons described above in Total Net Sales. The increase in materials and subcontractor cost of $118 million was driven primarily by the net increased volume on the programs described above, as well as $105 million on two additional production programs driven by the timing of required material costs.

Operating Income and Margin—The decrease in operating income of $25 million in 2011 compared to 2010 was primarily due to decreased volume, which had an impact of $59 million, principally driven by the programs described above in Total Net Sales, and a net change in EAC adjustments of $22 million, which was spread across numerous programs with no individual or common significant driver, partially offset by a change in contract mix and other performance of $56 million, principally driven by higher domestic and international acoustic sensor systems sales. Included in operating income in 2010 was a negative EAC adjustment of $28 million relating to an infrastructure protection program as a result of a change in our estimated revenue and costs due to the termination of a subcontractor and the Company's subsequent direct assumption of that subcontractor's scope of work. The increase in operating margin in 2011 compared to 2010 was primarily due to the change in contract mix and other performance and the net change in EAC adjustments described above.

The increase in operating income of $29 million in 2010 compared to 2009 was primarily due to a net change in EAC adjustments spread across numerous programs, which had a $50 million impact on operating income, and increased volume, which had a $13 million impact on operating income, partially offset by a change in contract mix and other performance, which had a $34 million impact on operating income, driven principally by lower production volume on a U.S. Army sensor program. The increase in operating margin in 2010 compared to 2009 was primarily due to the net change in EAC adjustments and change in contract mix and other performance described above.

Backlog and Bookings—The decrease in backlog of $752 million at December 31, 2011 compared to December 31, 2010 was primarily due to external sales in excess of bookings in 2011, principally within our Combat and Sensing Systems (CSS) and C4I product lines, primarily on U.S. Army programs. The decrease in backlog of $589 million at December 31, 2010 compared to December 31, 2009 was primarily due to external sales in excess of bookings in 2010, principally within our CSS and C4I product lines, primarily on U.S. Army programs.

Bookings decreased by $402 million in 2011 compared to 2010. In 2011, NCS booked $211 million for the production of Sentinel radars, spares and services for the U.S. Army and international customers, $146 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) program for the U.S. Army, $71 million for the Thermal Weapon Sight (TWS) program for the U.S. Army and $64 million for Enhanced Position Location Reporting System (EPLRS) and MicroLight® radios from the Australian Defence Materiel Organisation (DMO)

Bookings in 2010 remained relatively consistent with bookings in 2009. In 2010, NCS booked $254 million on the Standard Terminal Automation Replacement System (STARS) program for the FAA and the DoD, $250 million for the LRAS3 program for the U.S. Army, $146 million on a command and control program for an international customer, $111 million for Horizontal Technology Integration (HTI) forward-looking infrared kits for the U.S. Army, $104 million on the Navy Multiband Terminal (NMT) program for the U.S. Navy and $96 million for Improved Thermal Sight Systems (ITSS) for an international customer.

In 2009, NCS booked $446 million on an international classified program, $163 million for Improved Target Acquisition Systems (ITAS), $146 million for HTI forward looking infrared kits, $127 million for a toll system replacement program, $117 million for Commander’s Independent Viewers (CIV) and $107 million for the Secure Mobile Anti-Jam Reliable Tactical Terminal (SMART-T) program.

Space and Airborne Systems

				% Change
(In millions, except percentages)	2011	2010	2009	2011 compared to 2010	2010 compared to 2009
Total Net Sales	$5,255	$4,830	$4,582	8.8%	5.4%
Operating Expenses
Cost of sales - labor	2,077	1,968	1,938	5.5%	1.5%
Cost of sales - materials and subcontractors	1,820	1,632	1,475	11.5%	10.6%
Other cost of sales and other operating expenses	641	554	534	15.7%	3.7%
Total Operating Expenses	4,538	4,154	3,947	9.2%	5.2%
Operating Income	$717	$676	$635	6.1%	6.5%
Operating Margin	13.6%	14.0%	13.9%

Change in Operating Income		Year Ended 2011 Versus Year Ended 2010	Year Ended 2010 Versus Year Ended 2009
(In millions)		Change	Change
Volume		$43	$28
Net change in EAC adjustments		16	10
Mix and other performance		(18)	3
Total change in operating income		$41	$41

				% Change
(In millions, except percentages)	2011	2010	2009	2011 compared to 2010	2010 compared to 2009
Bookings	$4,592	$4,321	$4,446	6.3%	(2.8)%
Total Backlog	5,864	5,981	5,921	(2.0)%	1.0%

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

Total Net Sales—The increase in net sales of $425 million in 2011 compared to 2010 was primarily due to $200 million of higher net sales related to RAST, which we acquired in the first quarter of 2011, $187 million of higher volume on ISR systems programs due to increased bookings over the last few years driven by customer demand for these capabilities, and $102 million from higher volume, as production work increased, as planned, on an international airborne tactical radar program awarded in the first half of 2010.

The increase in net sales of $248 million in 2010 compared to 2009 was primarily due to $235 million of higher net sales from higher volume, as planned, as work increased on certain classified business awarded principally in the first half of 2009, $87 million of higher net sales on a multi-spectral targeting system program driven by increased planned production efforts to meet the program delivery schedule and $75 million of higher net sales from higher volume, as planned, as production work increased on an international airborne tactical radar program awarded in the first quarter of 2010. The increase in net sales was partially offset by $111 million of lower net sales from lower volume, as planned, as an advanced targeting program moved toward completion.

Total Operating Expenses—The increase in operating expenses of $384 million in 2011 compared to 2010 was primarily due to the activity described above. The increase in materials and subcontractor costs of $188 million was driven primarily by the timing of program requirements, principally on the ISR systems production programs and on the international airborne tactical radar program for the reasons described above in Total Net Sales. The increases in labor of $109 million and in other cost of sales and other operating expenses of $87 million compared to 2010 were primarily related to RAST.

The increase in operating expenses of $207 million in 2010 compared to 2009 was primarily due to certain classified business, the multi-spectral targeting system program and the international airborne tactical radar program for the reasons described above in Total Net Sales, offset by the activity on an advanced targeting program for the reasons described above in Total Net Sales. The increase in materials and subcontractor costs of $157 million was driven primarily by the timing of program requirements, principally on classified business awarded in the first half of 2009.

Operating Income and Margin—The increase in operating income of $41 million in 2011 compared to 2010 was primarily due to higher volume of $43 million, principally driven by the activity on the programs described above in Total Net Sales and net change in EAC adjustments of $16 million, driven primarily by the amount of EAC adjustments on a international airborne tactical radar program and on an advanced targeting program, partially offset by a change in contract mix and other performance of $18 million. Included in contract mix and other performance was $41 million of acquisition-related costs for RAST, partially offset by the 2011 impact of the mix of contracts completing and new contract awards. Operating margin in 2011 remained relatively consistent with 2010.

The increase in operating income of $41 million in 2010 compared to 2009 was primarily due to higher volume, which had a $28 million impact on operating income and the net change in EAC adjustments of $10 million driven primarily by labor and material production efficiencies spread across numerous programs with no individual or common significant driver. Included in EAC adjustments in 2009 was a $19 million favorable settlement of affirmative claims and the resolution of a contract termination. Operating margin in 2010 remained relatively consistent with 2009.

Backlog and Bookings—Backlog remained relatively consistent and was $5,864 million, $5,981 million and $5,921 million at December 31, 2011, 2010 and 2009, respectively.

Bookings increased by $271 million in 2011 compared to 2010. In 2011, SAS booked $782 million on an international Active Electronically Scanned Array (AESA) program for F-15's to the Kingdom of Saudi Arabia, $291 million for the production of AESA radars for the U.S. Air Force, U.S. Navy and the Air National Guard, and $78 million on radar contracts for an international customer. SAS also booked $954 million on a number of classified contracts.

Bookings in 2010 remained relatively consistent with 2009. In 2010, SAS booked $1,106 million on a number of classified contracts, including $332 million on a major classified space program. In 2010, SAS also booked $618 million for the production of AESA radars for the U.S. Air Force, U.S. Navy, Air National Guard and international customers and $90 million for the production of Advanced Countermeasures Electronic System (ACES) for Egypt.

In 2009, SAS booked $422 million to supply APG-63 fire control radars and support equipment for the Japan Air Self-Defense Force, $295 million for the B-2 RMP and $147 million on the Integrated Sensor Is Structure (ISIS) radar program for the Defense Advanced Research Projects Agency (DARPA). SAS also booked $1,330 million on a number of classified contracts.

Technical Services

				% Change
(In millions, except percentages)	2011	2010	2009	2011 compared to 2010	2010 compared to 2009
Total Net Sales	$3,353	$3,472	$3,161	(3.4)%	9.8%
Operating Expenses
Cost of sales - labor	1,100	998	955	10.2%	4.5%
Cost of sales - materials and subcontractors	1,664	1,903	1,714	(12.6)%	11.0%
Other cost of sales and other operating expenses	277	274	280	1.1%	(2.1)%
Total Operating Expenses	3,041	3,175	2,949	(4.2)%	7.7%
Operating Income	$312	$297	$212	5.1%	40.1%
Operating Margin	9.3%	8.6%	6.7%

Change in Operating Income		Year Ended 2011 Versus Year Ended 2010	Year Ended 2010 Versus Year Ended 2009
(In millions)		Change	Change
Volume		$(9)	$18
Net change in EAC adjustments		11	36
Mix and other performance		13	31
Total change in operating income		$15	$85

				% Change
(In millions, except percentages)	2011	2010	2009	2011 compared to 2010	2010 compared to 2009
Bookings	$2,774	$2,631	$2,633	5.4%	(0.1)%
Total Backlog	2,586	2,654	2,773	(2.6)%	(4.3)%

TS provides a full spectrum of technical, scientific and professional services to defense, federal, international and commercial customers worldwide. It specializes in training, logistics, engineering services and solutions, product and operational support services for the mission support, homeland security, space, civil aviation, counter proliferation and counterterrorism markets. Key customers include all branches of the U.S. Armed Forces, as well as the Department of Homeland Security (DHS), National Aeronautics and Space Administration (NASA), Federal Aviation Administration (FAA), Department of State (DOS), Department of Energy (DOE), Defense Threat Reduction Agency (DTRA), international governments and commercial entities.

Total Net Sales—The decrease in net sales of $119 million in 2011 compared to 2010 was primarily due to $76 million of lower net sales on a DTRA program which completed significant efforts at the end of 2010 and $60 million of lower net sales on training programs, principally domestic training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer determined activity levels, partially offset by $45 million of higher net sales on various depot services operations programs, driven primarily by new contract awards.

The increase in net sales of $311 million in 2010 compared to 2009 was primarily due to $232 million of higher net sales from growth on training programs, principally domestic and foreign training programs supporting the U.S. Army’s Warfighter FOCUS activities due to an increase in customer determined activity levels, and $53 million of higher net sales from programs with the Transportation Security Administration (TSA), driven primarily by system integration efforts on a program awarded in the first quarter of 2010.

Total Operating Expenses—The decrease in operating expenses of $134 million in 2011 compared to 2010 was driven primarily by the activity on the DTRA and training programs for the reasons described above in Total Net Sales. The decrease in materials and subcontractor costs of $239 million was driven primarily by the decreased volume on these programs and the types of costs incurred in the respective periods based on the program requirements and program schedules. The decrease in materials and subcontractor costs was partially offset by higher labor of $102 million driven primarily by training programs supporting the U.S. Army's Warfighter FOCUS activities due to a change in customer determined activities.

The increase in operating expenses of $226 million in 2010 compared to 2009 was driven primarily by training programs and programs with the TSA for the reasons described above in Total Net Sales. The increase in materials and subcontractor costs of $189 million was driven primarily by the increased volume on these programs as described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $15 million 2011 compared to 2010 was primarily due to a change in contract mix and other performance of $13 million, primarily driven by cost efficiencies and higher award fees associated with various training programs, which had an impact of $8 million. Operating income also increased due to a net change in EAC adjustments of $11 million, primarily driven by cost efficiencies on a weapon production and modification program, which had a $7 million impact on operating income. The increases in operating income were partially offset by lower volume, which had a $9 million impact on operating income. The increase in operating margin in 2011 compared to 2010 was primarily due to the change in net change EAC adjustments and the contract mix and other performance described above.

The increase in operating income of $85 million in 2010 compared to 2009 was primarily due to the net change in EAC adjustments, which had a $36 million impact on operating income, and a change in contract mix and other performance, which had a $31 million impact on operating income. The net change in EAC adjustments was driven primarily by contract modifications that impacted the scope on a training program and an international mission support program, which had a $10 million positive impact on 2010 operating income, prior year EAC adjustments due to a change in estimate related to certain mission support program costs, which had a $6 million negative impact on 2009 operating income, and various other EAC adjustments, spread across numerous programs with no common driver. The increase in operating income from the change in contract mix and other performance was driven primarily by cost efficiencies associated with increased levels of program activities on various training programs, which had a $24 million positive impact on 2010 operating income, the majority of which was on programs nearing completion, and higher award fees on a fixed-price service contract, which had a $3 million positive impact on 2010 operating income. The increase in operating margin in 2010 compared to 2009 was primarily due to the net change in EAC adjustments and the change in contract mix and other performance described above.

Backlog and Bookings—Backlog remained relatively consistent and was $2,586 million, $2,654 million and $2,773 million at December 31, 2011, 2010 and 2009, respectively.

Bookings increased by $143 million in 2011 compared to 2010. In 2011, TS booked $994 million on domestic training programs and $347 million on foreign training programs in support of the Warfighter FOCUS activities, $150 million to provide operational and logistics support to the National Science Foundation (NSF) Office of Polar Programs, $120 million to design, develop and deliver technical training to a commercial customer, and $100 million with Australia for base operations, maintenance and support services at the Harold E. Holt Naval Communications station.

Bookings in 2010 remained relatively consistent with 2009. In 2010, TS booked $952 million on domestic training programs and $328 million on foreign training programs in support of the Warfighter FOCUS activities, $173 million to provide operational and logistics support to the NSF Office of Polar Programs and $88 million on the Security Equipment Integration Services (SEIS) contract for the TSA.

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

The combined FAS/CAS Adjustment at Corporate was as follows:

(In millions)	2011	2010	2009
FAS/CAS Pension Adjustment	$(340)	$(230)	$27
FAS/CAS PRB Adjustment	3	43	53
FAS/CAS Adjustment	$(337)	$(187)	$80

The components of the FAS/CAS Pension Adjustment were as follows:

(In millions)	2011	2010	2009
FAS expense	$(1,073)	$(896)	$(646)
CAS expense	733	666	673
FAS/CAS Pension Adjustment	$(340)	$(230)	$27

As described above in Critical Accounting Estimates, a key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differ from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 10 years at December 31, 2011, and are currently amortized under CAS over a 15-year period. In addition to changing the liability measurement method, CAS Harmonization reduces this amortization period from 15 to 10 years beginning in 2013. In accordance with both FAS and CAS, a “market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

The change in the FAS/CAS Pension Adjustment of $110 million in 2011 compared to 2010 was driven by a $177 million increase in our FAS expense. The $177 million increase in our FAS expense was driven primarily by the continued recognition of the 2008 losses in the market related value of assets, which had an impact of approximately $200 million. Our CAS expense increased $67 million as a result of actual versus expected asset and liability experience.

The change in the FAS/CAS Pension Adjustment of $257 million in 2010 compared to 2009 was primarily driven by a $250 million increase in our FAS expense. The $250 million increase in our FAS expense was driven primarily by the continued recognition of the 2008 losses in the market related value of assets, which had an impact of approximately $260 million. Our CAS expense decreased $7 million as a result of actual versus expected asset and liability experience.

For 2012 compared to 2011, we currently expect our FAS expense will increase less than our CAS expense, which will decrease the FAS/CAS Pension Adjustment. We expect the FAS/CAS Pension Adjustment to be approximately $283 million of expense driven by the lower discount rate environment and the difference in amortization periods under FAS and CAS, described above, of the net unrecognized liability, principally due to the negative 2008 asset returns, partially offset by the expected return on our contributions. This expected decrease in FAS expense in excess of CAS expense is subject to our annual update, generally planned in the third quarter, of our actuarial estimate of the unfunded benefit obligation for both FAS and CAS for final 2011 census data. After 2012, the FAS/CAS Pension Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2011 and taking into account CAS Harmonization which increases CAS expense in 2013 and beyond, we would expect our FAS/CAS Pension Adjustment expense to decline and ultimately result in FAS/CAS Pension Adjustment income.

The components of the FAS/CAS PRB Adjustment were as follows:

(In millions)	2011	2010	2009
FAS (expense) income	$(13)	$11	$11
CAS expense	16	32	42
FAS/CAS PRB Adjustment	$3	$43	$53

The change in the FAS/CAS PRB Adjustment of $40 million in 2011 compared to 2010 was primarily due to the expiration of historical amortization under FAS of previous benefit modifications.

The FAS/CAS PRB Adjustment in 2010 remained relatively consistent when compared to 2009.

Corporate and Eliminations

Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance, including the net costs associated with our residual commuter aircraft portfolio.

The components of total net sales related to Corporate and Eliminations were as follows:

(In millions)	2011	2010	2009
Intersegment sales eliminations	$(1,876)	$(2,023)	$(2,004)
Corporate	65	27	30
Total	$(1,811)	$(1,996)	$(1,974)

The increase in Corporate net sales of $38 million in 2011 compared to 2010 was primarily due to higher sales of residual commuter aircraft. Total net sales related to corporate in 2010 remained relatively consistent with 2009.

The components of operating income related to Corporate and Eliminations were as follows:

(In millions)	2011	2010	2009
Intersegment profit eliminations	$(177)	$(189)	$(173)
Corporate	(13)	(45)	(73)
Total	$(190)	$(234)	$(246)

Operating income in 2011 decreased $44 million when compared to 2010. Corporate operating income was positively impacted by $27 million in 2011, due to the results from our residual commuter aircraft portfolio. Total net sales and operating income related to corporate in 2010 remained relatively consistent with 2009.

In the first quarter of 2012, we completed the final wind down of our residual turbo-prop commuter aircraft portfolio (Raytheon Airline Aviation Services), including disposal or abandonment of the remaining individual assets, and all operations have ceased. As such, the results of operations will be reclassified to discontinued operations in the first quarter of 2012. The sale of the remaining operating assets in the first quarter of 2012 resulted in a gain of less than $1 million. The revenues, operating income and cash flows associated with such aircraft portfolio for the years ended December 31, 2011, 2010 and 2009 are presented in the table below.

(In millions)	2011	2010	2009
Revenue	$66	$33	$38
Operating Income	27	(6)	(13)
Cash Flow	86	39	47

Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously-disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At December 31, 2011 and December 31, 2010, we had $19 million and $41 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At December 31, 2011 and December 31, 2010, we had $44 million and $113 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities, various contract obligations and aircraft lease obligations. We also retain certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in our pension disclosures.

In the divestiture of Flight Options LLC (Flight Options), Raytheon agreed to indemnify Flight Options in the event Flight Options was assessed and paid excise taxes. In the fourth quarter of 2010, Internal Revenue Service (IRS) appeals proceedings failed to resolve the federal excise tax dispute, and as a result, the IRS assessed Flight Options for excise taxes. As a result, in the fourth quarter of 2010 we recorded a $39 million charge, net of federal tax benefit, in discontinued operations. In the first quarter of 2011, Flight Options paid the assessment. On behalf of Flight Options, we intend to vigorously contest the matter through litigation and, if successful, we would be entitled to recover substantially all of the amounts paid. We also have certain tax obligations relating to disposed businesses.

As further described in Note 15: Income Taxes, during the year ended December 31, 2010, we recorded a $281 million reduction in our unrecognized tax benefits, which included a decrease of $89 million in tax expense from discontinued operations, including interest, primarily related to our previous disposition of Raytheon Engineers and Constructors (RE&C).

FINANCIAL CONDITION AND LIQUIDITY

Overview
We pursue a capital deployment strategy that balances funding for growing our business, including working capital, capital expenditures, acquisitions and research and development; prudently managing our balance sheet, including debt repayments and pension contributions; and returning cash to our stockholders, including dividend payments and share repurchases, as outlined below. Our need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. We currently expect that cash and cash equivalents, cash flow from operations and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, investment, debt service and other financing requirements during the next twelve months and for the foreseeable future.

In addition, the following table highlights selected measures of our liquidity and capital resources at December 31, 2011 and 2010:

(In millions)	2011	2010
Cash and cash equivalents	$4,000	$3,638
Working capital	3,179	2,862
Amount available under our credit facilities	1,397	1,497

Operating Activities

(In millions)	2011	2010	2009
Net cash provided by (used in) operating activities from continuing operations	$2,156	$1,931	$2,745
Net cash provided by (used in) operating activities	2,107	1,942	2,725

The net cash provided by (used in) operating activities in 2011 compared to 2010 remained relatively consistent. The decrease of $783 million in net cash provided by (used in) operating activities in 2010 compared to 2009 was primarily due to $750 million of higher discretionary pension contributions.

Tax Payments—In 2011, we received federal tax refunds totaling $128 million, including the refund relating to the 2011 Tax Settlement, and made $553 million in federal and net foreign tax payments and $12 million in net state tax payments. In 2010, we received federal tax refunds totaling $96 million and made $433 million in federal and net foreign tax payments and $54 million in net state tax payments. In 2009, we received federal tax refunds totaling $350 million and made $558 million in federal and net foreign tax payments, net of $69 million of overpayment credits. In 2009, we received state tax refunds totaling $23 million and made $45 million in state tax payments. Federal and foreign tax payments for 2012 are expected to approximate $725 million.

Pension Plan Contributions—We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under the ERISA rules and are affected by the actual return on plan assets and plan funded status. We made the following required and discretionary contributions to our pension plans during the years ended December 31:

(In millions)	2011	2010	2009
Required contributions	$1,078	$1,152	$1,115
Discretionary contributions	750	750	—
Total	$1,828	$1,902	$1,115

Required contributions in 2011, 2010 and 2009 were relatively consistent year to year. We expect to make required contributions to our pension plans of approximately $1.2 billion in 2012. We periodically evaluate whether to make additional discretionary contributions. On January 1, 2011, we became subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended ERISA.  Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period, as determined annually based upon the funded status at the beginning of each year.  Additionally, the recognition of pension costs for government contractors under the CAS rules was impacted by CAS Harmonization. As discussed on page 33, CAS Harmonization is expected to increase our future CAS recovery, primarily in 2014 and beyond, which would positively impact our cash flows.

Other postretirement benefit payments were $18 million, $32 million and $45 million in 2011, 2010 and 2009, respectively.

We made interest payments of $167 million, $134 million and $147 million in 2011, 2010 and 2009, respectively. The increase in interest payments in 2011 compared to 2010 was primarily due to interest payments on the 1.625% notes, 3.125% notes, and 4.875% notes issued in the fourth quarter of 2010. The decrease in interest payments in 2010 compared to 2009 was primarily due to the repurchase, in the fourth quarter of 2009, of our 4.85% notes due 2011.

Investing Activities

(In millions)	2011	2010	2009
Net cash provided by (used in) investing activities	$(1,051)	$(535)	$(692)

The change of $516 million in net cash provided by (used in) investing activities in 2011 compared to 2010 was primarily due to the acquisition of Applied Signal Technology, Inc., as described below. The change of $157 million in net cash provided by (used in) investing activities in 2010 compared to 2009 was primarily due to the acquisition of BBN Technologies Corp. and related entities in the fourth quarter of 2009 in which we paid $334 million, net of cash acquired, offset by 2010 acquisitions of $152 million, net of cash acquired, described below.

Additions to property plant and equipment and capitalized internal use software—Additions to property, plant and equipment and capitalized internal use software were as follows:

(In millions)	2011	2010	2009
Additions to property, plant and equipment	$340	$319	$280
Additions to capitalized internal use software	97	67	67

We expect our property, plant and equipment and capitalized internal use software expenditures to be approximately $360 million and $95 million, respectively, in 2012, consistent with the anticipated needs of our business and for specific investments including program capital assets and facility improvements.

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate.

(In millions)	2011	2010	2009
Payments for purchases of acquired companies, net of cash acquired	$645	$152	$334

On January 31, 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST) for $500 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. RAST provides advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. The acquisition is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets. In connection with this acquisition, we recorded $387 million of goodwill, all of which was allocated to the Company's SAS segment, primarily related to expected synergies from combining operations and the value of RAST's assembled workforce, and $89 million in intangible assets, primarily related to contractual relationships, license agreements and trade names with a weighted average life of seven years.
Additionally, in 2011, we acquired Henggeler Computer Consultants Inc., Pikewerks Corporation and substantially all of the assets of Ktech Corporation for an aggregate of $145 million in cash, net of cash acquired. The Henggeler Computer Consultant Inc. and Pikewerks Corporation acquisitions enhance our cybersecurity and information assurance capabilities at Intelligence and Information Systems (IIS). The Ktech Corporation acquisition is part of our strategy to extend and enhance our Missile Systems (MS) offerings. In connection with these acquisitions, we have preliminarily recorded $112 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $26 million of intangible assets, primarily related to customer relationships, trade names and technology with an initial estimated weighted-average life of seven years. We expect to complete the purchase price allocation process for the Henggeler Computer Consultant Inc. and Pikewerks Corporation acquisitions in the first quarter of 2012 when we receive final valuation results and complete our review.

In 2010, we acquired Trusted Computer Solutions Inc., Technology Associates Inc. and substantially all of the assets of an Australian company, Compucat Research Pty. Ltd, for an aggregate of $152 million in cash, net of cash acquired. These acquisitions enhance our cybersecurity and information assurance capabilities. In connection with these acquisitions, we recorded $125 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $28 million of intangible assets, primarily related to technology, trade names and customer relationships with a weighted-average life of five years.

In 2009, we acquired BBN Technologies Corp. and related entities which enhances our advanced networking, speech and language technologies, information technologies, sensor systems and cybersecurity, for $334 million in cash, net of $22 million of cash acquired, exclusive of retention and management incentive payments. In connection with this acquisition, we recorded $254 million of goodwill, primarily related to expected synergies from combining operations and the value of the workforce, and $70 million in intangible assets, primarily related to technology, contractual backlog and trade name with a weighted-average life of eight years.

Financing Activities

(In millions)	2011	2010	2009
Net cash provided by (used in) financing activities	$(694)	$(411)	$(1,650)

We have used cash provided by operating activities, and proceeds from the issuance of new debt in 2011 and 2010 as our primary source for the repayment of debt, payment of dividends and the repurchase of our common stock. The change of $283 million in net cash provided by (used in) financing activities in 2011 compared to 2010 was primarily due to the lower net proceeds from debt issuances and debt repayments in 2011 compared to 2010, and the lower level of warrants exercised in 2011 compared to 2010. The change of $1,239 million in net cash provided by (used in) financing activities in 2010 compared to 2009 was primarily due to the issuance of $2.0 billion fixed rate long-term debt in the fourth quarter of 2010, as described below, partially offset by $250 million of higher repurchases of common stock under our share repurchase programs and $678 million related to the repurchase of long-term debt described below.

Debt—In the fourth quarter of 2011, we received proceeds of $992 million for the issuance of $1.0 billion fixed rate long-term debt.

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

Stock Repurchases—Information on repurchases of our common stock under our share repurchase programs is as follows:

(In millions)	2011	2010	2009
Amount of stock repurchased	$1,250	$1,450	$1,200
Shares of stock repurchased	27.1	29.0	25.8

In March 2010, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. In September 2011, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At December 31, 2011, we had approximately $2.2 billion remaining under these repurchase programs. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

In May 2010, our stockholders approved the Raytheon 2010 Stock Plan. Under the plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

(In millions, except per share amounts)	2011	2010	2009
Cash dividends per share	$1.72	$1.50	$1.24
Total dividends paid	588	536	473

In March 2011, our Board of Directors authorized a 15% increase to our annual dividend payout rate from $1.50 to $1.72 per share. In March 2010, our Board of Directors authorized a 21% increase in our annual dividend payout rate from $1.24 to $1.50 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $4.6 billion at December 31, 2011, $3.6 billion at December 31, 2010 and $2.3 billion at December 31, 2009. Our outstanding debt bears contractual interest at fixed interest rates ranging from 1.4% to 7.2% and matures at various dates through 2041.

Cash and Cash Equivalents—Cash and cash equivalents were $4.0 billion and $3.6 billion at December 31, 2011 and December 31, 2010, respectively. We invest cash in U.S. Treasuries; commercial paper of financial institutions and corporations with a minimum long-term debt rating of AA- or Aa3 and minimum short-term debt rating of A-1 and P-1; AAA/Aaa rated U.S. Treasury money market funds; and bank certificates of deposit and time deposits with a minimum long-term debt rating of AA- or Aa3. Cash balances held at our foreign subsidiaries were approximately $450 million and $630 million at December 31, 2011 and December 31, 2010, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors which affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016, replacing the previous $500 million and $1.0 billion credit facilities, both scheduled to mature in November 2012.

Under the $1.4 billion credit facility we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at December 31, 2011, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of December 31, 2011 and December 31, 2010, there were no borrowings outstanding under this credit facility or the previous credit facilities. However, we had $3 million of outstanding letters of credit at December 31, 2011 and 2010, which effectively reduced our borrowing capacity under this credit facility and our previous facilities by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during 2011. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility was 35.6% at December 31, 2011. We are providing this ratio, which is a financial covenant under our credit facility, as this metric is used by our lenders to monitor the Company's leverage and is also a threshold that limits our ability to utilize this facility. We were also required to comply with certain covenants in connection with our previous credit facilities and were in compliance with such covenants in 2010.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. Other uncommitted bank lines totaled approximately $2 million at December 31, 2011 and December 31, 2010. There were no amounts outstanding under these lines of credit at December 31, 2011 and December 31, 2010. Compensating balance arrangements are not material.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of December 31, 2011 to our short and long-term senior unsecured debt:

	Short-Term	Long-Term Senior
Rating Agency	Debt Rating	Debt Rating	Outlook	Date of Last Action
Fitch	F2	A-	Stable	September 2008
Moody’s	P-2	A3	Stable	October 2011
S&P	A-2	A-	Stable	September 2008

Shelf Registrations—We have an effective shelf registration with the SEC, filed in October 2010, which covers the registration of debt securities, common stock, preferred stock and warrants.

CONTRACTUAL OBLIGATIONS
The following is a schedule of our contractual obligations outstanding at December 31, 2011:

(In millions)	Total	Less than 1 year (2012)	1–3 years (2013–2014)	4–5 years (2015–2016)	After 5 years (2017 and thereafter)
Debt(1)	$4,658	$—	$575	$400	$3,683
Interest payments	2,889	197	392	370	1,930
Operating leases	1,191	229	340	236	386
Purchase obligations	8,199	6,536	1,355	247	61
Total	$16,937	$6,962	$2,662	$1,253	$6,060

(1)	Debt includes scheduled principal payments only.

Purchase obligations in the table above represent enforceable and legally binding agreements with suppliers to purchase goods or services. We enter into contracts with customers, primarily the U.S. Government, which entitles us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the amount for which we are entitled to full recourse from our customers. The table above does not include required pension and other postretirement contributions. We expect to make required pension and other postretirement contributions of $1.2 billion in 2012, exclusive of any U.S. Government recovery. Amounts beyond 2012 for required pension and other postretirement contributions depend upon actuarial assumptions, actual plan asset performance and other factors described under pension costs in Critical Accounting Estimates on page 31. However, based solely on our current assumptions, we expect our funding requirements to be approximately $1 billion in 2013 and 2014, exclusive of any U.S. Government recovery, and slowly decreasing thereafter.

Interest payments include interest on debt that is redeemable at our option.

As of December 31, 2011 and December 31, 2010, the total amount of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $178 million and $211 million, respectively, and was included in accrued retiree benefits and other long-term liabilities. These amounts were not included in the table above since we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2011, we had no significant off-balance sheet arrangements other than operating leases and guarantees to third parties on behalf of our affiliates as described below in Commitments and Contingencies. Such arrangements are not material to our overall liquidity or capital resources, market risk support or credit risk support as described below.

COMMITMENTS AND CONTINGENCIES
Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates regarding remediation costs to be incurred were as follows at December 31:

(In millions, except percentages)	2011	2010
Total remediation costs—undiscounted	$227	$225
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$152	$152
Recoverable portion	105	107

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

Environmental remediation costs expected to be incurred are:

(In millions)
2012	$48
2013	26
2014	16
2015	13
2016	12
Thereafter	112

Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2022. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following at December 31, 2011 and December 31, 2010:

(In millions)	2011	2010
Guarantees	$256	$281
Letters of Credit	1,275	1,067
Surety Bonds	233	213

Included in guarantees and letters of credit described above were $109 million and $240 million, respectively, at December 31, 2011, and $134 million and $256 million, respectively, at December 31, 2010, related to our Thales-Raytheon Systems Co. Ltd. (TRS) joint venture. We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At December 31, 2011 and December 31, 2010, we had an estimated liability of $6 million and $9 million, respectively, related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At December 31, 2011, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2011.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at December 31, 2011.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2011, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. To the extent we have entered into purchase obligations that satisfy our offset agreements, those amounts are included in the Contractual Obligations table on page 65. These agreements are designed to return economic value to the foreign country by requiring the contractor to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary country-by-country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

We have completed a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we identified possible areas of concern involving certain practices related to operations in a foreign jurisdiction where we do business. We voluntarily disclosed and shared the results of our review with the Securities and Exchange Commission and the Department of Justice. Based on the information available to date, we do not believe that the results of this review will have a material adverse effect on our financial condition, results of operations or liquidity.

On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the U.K. Border Agency (UKBA) that it had been terminated for cause on a program (UKBA Program). The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amount of revenue and costs under the program in the second quarter of 2010 (UKBA Program Adjustment). The impact of the UKBA Program Adjustment reduced IIS' total net sales and operating income by $316 million and $395 million, respectively, for the year ended December 31, 2010. The UKBA Program Adjustment also reduced total company diluted earnings per share from continuing operations by $0.75 in the year ended December 31, 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $544 million based on foreign exchange rates as of December 31, 2011) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.

As a result of the Tribunal's decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which is included in IIS' operating expenses in the first quarter of 2011.

In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $777 million based on foreign exchange rates as of December 31, 2011) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $645 million based on foreign exchange rates as of December 31, 2011). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.
The receivables and other assets remaining under the program for technology and services delivered decreased by $32 million from approximately $70 million at December 31, 2010 to approximately $38 million at December 31, 2011 which was impacted by collections on certain outstanding receivables. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

ACCOUNTING STANDARDS
In June 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard that eliminates the option to present other comprehensive income (OCI) in the statement of stockholders' equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or in two separate, but consecutive, statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements. However, in December 2011, the FASB finalized a proposal to defer the requirement to present reclassifications from OCI to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral does not change the requirement to present net income, components of OCI, and total comprehensive income in either one continuous statement or two separate but consecutive statements. This guidance is effective for the periods beginning after December 15, 2011 and early application is permitted. We have elected to adopt the requirements early with retrospective application. As of the year ending December 31, 2011, we have presented total comprehensive income in two separate, but consecutive, statements. Refer to the consolidated statements of operations and consolidated statements of comprehensive income for this revised presentation. The adoption of this standard only required a change in the presentation of OCI in our consolidated financial statements and did not have any impact on our financial position, results of operations or liquidity.

In May 2011, the FASB issued amended guidance that clarifies the application of existing fair value measurement and increases certain related disclosure requirements about measuring fair value. This guidance is effective for the periods beginning after December 15, 2011 and early application is prohibited. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or liquidity.

In September 2011, the FASB issued amended guidance on goodwill impairment testing that provides companies with the option to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine the likelihood of goodwill impairment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early application permitted. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after December 31, 2011, are not expected to have a material impact on our financial position, results of operations or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates.

We generally supplement our working capital requirements with a combination of variable-rate short-term and fixed-rate long-term financing. We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors and customer receipts. We may enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. The market-risk sensitive instruments we use for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability or transaction for which a firm commitment is in place.

The following tables provide information as of December 31, 2011 and December 31, 2010 about our market risk exposure associated with changing interest and exchange rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at December 31, 2011 and December 31, 2010.

As of December 31, 2011
Principal Payments and Interest Rate Detail by Contractual Maturity Dates
(In millions, except percentages)

Long—Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$575	$400	$—	$3,683	$4,658	$5,121
Average interest rate	—	—	1.400%	1.625%	—	4.932%	4.21%

As of December 31, 2010
Principal Payments and Interest Rate Detail by Contractual Maturity Dates
(In millions, except percentages)

Long—Term Debt	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$400	$3,258	$3,658	$3,783
Average interest rate	—	—	—	—	1.625%	4.962%	4.60%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $941 million and $1,258 million at December 31, 2011 and December 31, 2010, respectively.

Unrealized gains of $12 million and $45 million were included in non-current assets and unrealized losses of $22 million and $41 million were included in current liabilities at December 31, 2011 and December 31, 2010, respectively. For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements and our internal control over financial reporting and their report follows. Our stockholders ratified the appointment of PricewaterhouseCoopers LLP at the 2011 Annual Meeting of Stockholders.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control – Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ William H. Swanson	/s/ David C. Wajsgras
William H. Swanson	David C. Wajsgras
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raytheon Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Boston, Massachusetts
February 22, 2012
RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amount) December 31:	2011	2010
Assets
Current assets
Cash and cash equivalents	$4,000	$3,638
Contracts in process, net	4,526	4,414
Inventories	336	363
Deferred taxes	221	266
Prepaid expenses and other current assets	226	141
Total current assets	9,309	8,822
Property, plant and equipment, net	2,006	2,003
Deferred taxes	657	106
Goodwill	12,544	12,045
Other assets, net	1,338	1,446
Total assets	$25,854	$24,422
Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,542	$2,201
Accounts payable	1,507	1,538
Accrued employee compensation	941	901
Other accrued expenses	1,140	1,320
Total current liabilities	6,130	5,960
Accrued retiree benefits and other long-term liabilities	6,774	4,815
Deferred taxes	5	147
Long-term debt	4,605	3,610
Commitments and contingencies (Note 11)
Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 339 and 359 shares outstanding at 2011 and 2010, respectively after deducting 163 and 136 treasury shares at 2011 and 2010, respectively.	3	4
Additional paid-in capital	11,676	11,406
Accumulated other comprehensive loss	(7,001)	(5,146)
Treasury stock, at cost	(8,153)	(6,900)
Retained earnings	11,656	10,390
Total Raytheon Company stockholders’ equity	8,181	9,754
Noncontrolling interests in subsidiaries	159	136
Total equity	8,340	9,890
Total liabilities and equity	$25,854	$24,422

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts) Years Ended December 31:	2011	2010	2009
Net sales
Products	$20,786	$21,386	$21,761
Services	4,071	3,797	3,120
Total net sales	24,857	25,183	24,881
Operating expenses
Cost of sales—products	16,275	17,022	17,071
Cost of sales—services	3,422	3,281	2,676
Administrative and selling expenses	1,678	1,648	1,527
Research and development expenses	625	625	565
Total operating expenses	22,000	22,576	21,839
Operating income	2,857	2,607	3,042
Interest expense	172	126	123
Interest income	(17)	(16)	(14)
Other (income) expense	12	65	3
Non-operating (income) expense, net	167	175	112
Income from continuing operations before taxes	2,690	2,432	2,930
Federal and foreign income taxes	793	589	953
Income from continuing operations	1,897	1,843	1,977
Income (loss) from discontinued operations, net of tax	(1)	36	(1)
Net income	1,896	1,879	1,976
Less: Net Income (loss) attributable to noncontrolling interests in subsidiaries	30	39	41
Net income attributable to Raytheon Company	$1,866	$1,840	$1,935
Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$5.31	$4.84	$4.96
Income (loss) from discontinued operations, net of tax	—	0.10	—
Net income	5.30	4.94	4.96
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$5.28	$4.79	$4.89
Income (loss) from discontinued operations, net of tax	—	0.10	—
Net income	5.28	4.88	4.89
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$1,867	$1,804	$1,936
Income (loss) from discontinued operations, net of tax	(1)	36	(1)
Net income attributable to Raytheon Company	$1,866	$1,840	$1,935

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions) Years Ended December 31:	2011	2010	2009
Net income	$1,896	$1,879	$1,976
Other comprehensive income (loss), before tax:
Foreign exchange translation	(3)	(18)	88
Cash flow hedges and interest rate locks	(9)	(42)	62
Unrealized gains on investments and other	3	(13)	(1)
Pension and other employee benefit plans:
Net change initial net obligation	4	4	4
Prior service cost arising during period	45	(15)	(1)
Net loss arising during period	(3,688)	(968)	(26)
Amortization of prior service cost included in net periodic pension cost	1	(32)	(39)
Amortization of net actuarial loss included in net income	795	601	427
Effect of exchange rates	(2)	5	(8)
Defined benefit pension and other employee benefit plans, net	(2,845)	(405)	357
Other comprehensive income (loss), before tax	(2,854)	(478)	506
Income tax (expense) benefit related to items of other comprehensive income	999	156	(148)
Other comprehensive income (loss), net of tax	(1,855)	(322)	358
Total comprehensive income	41	1,557	2,334
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	30	39	41
Comprehensive income attributable to Raytheon Company	$11	$1,518	$2,293

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2011, 2010 and 2009 (In millions)	Common stock	Additional paid-In capital	Accumulated other comprehensive (loss)	Treasury stock	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2008	$4	$10,873	$(5,182)	$(4,254)	$7,646	$9,087	$101	$9,188
Net income					1,935	1,935	41	1,976
Other comprehensive income (loss)			358			358		358
Dividends declared					(479)	(479)		(479)
Distributions and other activity related to noncontrolling interests							(30)	(30)
Common stock plans activity		118				118		118
Treasury stock activity				(1,192)		(1,192)		(1,192)
Balance at December 31, 2009	4	10,991	(4,824)	(5,446)	9,102	9,827	112	9,939
Net income					1,840	1,840	39	1,879
Other comprehensive income (loss)			(322)			(322)		(322)
Dividends declared					(552)	(552)		(552)
Distributions and other activity related to noncontrolling interests							(15)	(15)
Common stock plans activity		165				165		165
Warrants exercised		250				250		250
Treasury stock activity				(1,454)		(1,454)		(1,454)
Balance at December 31, 2010	4	11,406	(5,146)	(6,900)	10,390	9,754	136	9,890
Net income					1,866	1,866	30	1,896
Other comprehensive income (loss)			(1,855)			(1,855)		(1,855)
Dividends declared					(600)	(600)		(600)
Distributions and other activity related to noncontrolling interests							(7)	(7)
Common stock plans activity		147				147		147
Warrants exercised		123				123		123
Treasury stock activity	(1)			(1,253)		(1,254)		(1,254)
Balance at December 31, 2011	$3	$11,676	$(7,001)	$(8,153)	$11,656	$8,181	$159	$8,340

The accompanying notes are an integral part of the consolidated financial statements.
RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2011	2010	2009
Cash flows from operating activities
Net income	$1,896	$1,879	$1,976
(Income) loss from discontinued operations, net of tax	1	(36)	1
Income from continuing operations	1,897	1,843	1,977
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	447	420	402
Stock-based compensation	102	128	127
Deferred income taxes	376	345	269
Collection of financing receivables	70	36	46
Tax benefit from stock-based awards	(14)	(21)	(13)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	293	52	(225)
Inventories	36	(10)	(6)
Prepaid expenses and other current assets	(81)	(25)	(36)
Accounts payable	(41)	139	198
Income taxes receivable/payable	(49)	419	494
Accrued employee compensation	18	27	(56)
Other accrued expenses	(152)	175	78
Other long-term liabilities	(25)	(344)	55
Pension and other postretirement benefit plans	(760)	(1,048)	(525)
Other, net	39	(205)	(40)
Net cash provided by (used in) operating activities from continuing operations	2,156	1,931	2,745
Net cash provided by (used in) operating activities from discontinued operations	(49)	11	(20)
Net cash provided by (used in) operating activities	2,107	1,942	2,725
Cash flows from investing activities
Additions to property, plant and equipment	(340)	(319)	(280)
Proceeds from sales of property, plant and equipment	32	4	1
Additions to capitalized internal use software	(97)	(67)	(67)
Change in other assets	(1)	(1)	(12)
Payments for purchases of acquired companies, net of cash received	(645)	(152)	(334)
Net cash provided by (used in) investing activities	(1,051)	(535)	(692)
Cash flows from financing activities
Dividends paid	(588)	(536)	(473)
Issuance of long-term debt, net of offering costs	992	1,975	496
Repayments of long-term debt	—	(678)	(474)
Repurchases of common stock	(1,250)	(1,450)	(1,200)
Proceeds from warrants exercised	123	250	—
Activity under common stock plans	22	22	1
Tax benefit from stock-based awards	14	21	13
Other	(7)	(15)	(13)
Net cash provided by (used in) financing activities	(694)	(411)	(1,650)
Net increase (decrease) in cash and cash equivalents	362	996	383
Cash and cash equivalents at beginning of year	3,638	2,642	2,259
Cash and cash equivalents at end of year	$4,000	$3,638	$2,642

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies

Consolidation and Classification—The consolidated financial statements include the accounts of Raytheon Company, and all wholly-owned, majority-owned and otherwise controlled domestic and foreign subsidiaries. All intercompany transactions have been eliminated. For classification of certain current assets and liabilities, we use the duration of the related contract or program as our operating cycle, which is generally longer than one year. In addition, certain prior year amounts have been reclassified to conform with the current year presentation. As used in these notes, the terms “we”, “us”, “our”, “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

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

Raytheon has a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews include, but are not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (for example, the number and type of milestone events), technical requirements (for example, a newly-developed product versus a mature product), and other contract requirements. Management must make various assumptions and estimates related to contract deliverables regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any adjustments to net sales, costs of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance and an increase in operating profit during the performance of individual contracts if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating profit if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized using a cumulative catch-up, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percent complete. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Our operating income included net EAC adjustments resulting from changes in estimates of approximately $548 million, $158 million and $442 million for the years ended December 31, 2011, 2010 and 2009, respectively. These adjustments increased our earnings from continuing operations attributable to Raytheon Company common stockholders by approximately $348 million ($0.98 per diluted share), $75 million ($0.20 per diluted share), and $287 million ($0.73 per diluted share) for the years ended December 31, 2011, 2010 and 2009, respectively.

To a much lesser extent, we enter into other types of contracts such as service, commercial, or software and licensing arrangements. Revenue under service and commercial contracts generally is recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and collectability is reasonably assured. Costs on fixed-price service contracts are expensed as incurred, unless they otherwise qualify for deferral. We recognize revenue on contracts to sell software when evidence of an arrangement exists, the software has been delivered and accepted by the customer, the fee is fixed or determinable, and collection is probable. For software arrangements that include multiple elements, including perpetual software licenses and undelivered items (e.g., maintenance and/or services; subscriptions/term licenses), we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (VSOE) of the fair value of the undelivered elements, and recognize revenue on the perpetual license using the residual method. We base VSOE of each element on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, we recognize the entire arrangement fee ratably over the applicable performance period. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Royalty revenue is recognized when earned.
We apply the separation guidance under GAAP for contracts with multiple deliverables. We analyze revenue arrangements with multiple deliverables to determine if the deliverables should be divided into more than one unit of accounting. For contracts with more than one unit of accounting, we allocate the consideration we receive among the separate units of accounting based on their relative selling prices, which we determine based on prices of the deliverables as sold on a stand-alone basis, or if not sold on a stand-alone basis, the prices we would charge if sold on a stand-alone basis, and we recognize revenue for each deliverable based on the revenue recognition policies described above.

Research and Development Expenses—Expenditures for Company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in contracts in process in our consolidated balance sheets. Bid and proposal costs were between 40% and 50% of total research and development expenses in 2011, 2010 and 2009.

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

Deferred Contract Costs—Included in contracts in process are certain costs incurred in the performance of our U.S. Government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are deferred and primarily include a portion of our environmental expenses, asset retirement obligations, certain restructuring costs, deferred state income taxes, workers’ compensation and other accruals. At December 31, 2011 and December 31, 2010, net deferred contract costs were approximately $190 million and $340 million, respectively. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. There were no costs deferred on fixed price service contracts at December 31, 2011 and December 31, 2010.

Pension and other postretirement benefit costs are allocated to our contracts as allowed costs based upon the U.S. Government cost accounting standards (CAS). The CAS requirements for pension and other postretirement benefit costs differ from the financial accounting standards (FAS) requirements under GAAP. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense to be recoverable under our expected future contract activity, and therefore did not defer any FAS expense for pension and other postretirement benefit plans in 2009–2011. This resulted in $337 million of expense, $187 million of expense, and $80 million of income in 2011, 2010 and 2009, respectively, reflected in our consolidated results of operations for the difference between CAS and FAS requirements for our pension and other postretirement plans in those years.

Inventories—Inventories are stated at cost (first-in, first-out or average cost), but not in excess of net realizable value. A write down for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

Inventories consisted of the following at December 31:

(In millions)	2011	2010
Materials and purchased parts	$60	$63
Work in process	264	278
Finished goods	12	22
Total	$336	$363

We capitalize costs incurred in advance of contract award or funding in inventories if we determine contract award or funding is probable. To the extent these are pre-contract costs, start-up costs have been excluded. We included capitalized pre-contract costs and other deferred costs of $121 million and $116 million in inventories as work in process at December 31, 2011 and December 31, 2010, respectively.

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

Years
Machinery and equipment	3–10
Equipment leased to others	5–10
Buildings	20–45

Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Impairment of Goodwill and Long-lived Assets—We evaluate our goodwill for impairment annually or whenever events or circumstances indicate the carrying value of that goodwill may not be recoverable. We perform our annual impairment test on the first day of the fourth quarter utilizing a two-step methodology that requires us to first identify potential goodwill impairment and then measure the amount of the related goodwill impairment loss, if any. We have identified our operating segments as reporting units under the impairment test assessment criteria outlined in GAAP. In performing our annual impairment test in the fourth quarter of 2011 and 2010, we did not identify any goodwill impairment.

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

Other Comprehensive Income—Other Comprehensive income (loss) includes foreign currency translation adjustments, gains and losses on derivative instruments qualified as cash flow hedges, unrealized gains (losses) on investments, and gain and losses associated with pension and other postretirement benefits. The computation of other comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income. The related gross, tax and net amounts for each component were as follows:

(In millions) Year Ended December 31, 2011	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation	$(3)	$—	$(3)
Cash flow hedges and interest rate locks	(9)	3	(6)
Unrealized gains on investments and other	3	3	6
Pension and other employee benefit plans:
Net change initial net obligation	4	(2)	2
Prior service cost arising during period	45	(17)	28
Net loss arising during period	(3,688)	1,290	(2,398)
Amortization of prior service cost included in net periodic pension cost	1	—	1
Amortization of net actuarial loss included in net income	795	(279)	516
Effect of exchange rates	(2)	1	(1)
Defined benefit pension and other employee benefit plans, net	(2,845)	993	(1,852)
Other comprehensive income (loss)	$(2,854)	$999	$(1,855)

(In millions) Year Ended December 31, 2010	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation	$(18)	$—	$(18)
Cash flow hedges and interest rate locks	(42)	15	(27)
Unrealized gains on investments and other	(13)	—	(13)
Pension and other employee benefit plans:
Net change initial net obligation	4	(1)	3
Prior service cost arising during period	(15)	5	(10)
Net loss arising during period	(968)	339	(629)
Amortization of prior service cost included in net periodic pension cost	(32)	11	(21)
Amortization of net actuarial loss included in net income	601	(211)	390
Effect of exchange rates	5	(2)	3
Defined benefit pension and other employee benefit plans, net	(405)	141	(264)
Other comprehensive income (loss)	$(478)	$156	$(322)

(In millions) Year Ended December 31, 2009	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation	$88	$—	$88
Cash flow hedges and interest rate locks	62	(22)	40
Unrealized gains on investments and other	(1)	—	(1)
Pension and other employee benefit plans:
Net change initial net obligation	4	(1)	3
Prior service cost arising during period	(1)	—	(1)
Net loss arising during period	(26)	9	(17)
Amortization of prior service cost included in net periodic pension cost	(39)	14	(25)
Amortization of net actuarial loss included in net income	427	(150)	277
Effect of exchange rates	(8)	2	(6)
Defined benefit pension and other employee benefit plans, net	357	(126)	231
Other comprehensive income (loss)	$506	$(148)	$358

Accumulated other comprehensive loss (AOCL) consisted of the following at December 31:

(In millions)	2011	2010
Defined benefit pension and other employee benefit plans	$(7,008)	$(5,156)
Foreign exchange translation	25	28
Cash flow hedges and interest rate locks	(13)	(7)
Unrealized gains on investments and other	(5)	(11)
Total	$(7,001)	$(5,146)

The defined benefit pension and other employee benefit plans is shown net of tax benefits of $3,768 million and $2,775 million at December 31, 2011 and December 31, 2010, respectively. The cash flow hedges and interest rate locks are shown net of tax benefits of $7 million and $4 million at December 31, 2011 and December 31, 2010, respectively. The unrealized gains on investments and other are shown net of tax liabilities of $3 million and less than $1 million at December 31, 2011 and December 31, 2010, respectively. We expect approximately $2 million of after-tax net unrealized gains on our cash flow hedges at December 31, 2011, to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

Translation of Foreign Currencies—Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of AOCL in stockholders’ equity. Deferred taxes are not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings are considered to be indefinitely reinvested. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in 2011, 2010 and 2009 were not material.

Treasury Stock—We account for treasury stock under the cost method. When shares are reissued or retired from treasury stock they are accounted for at average price. Upon retirement the excess over par value is charged against additional paid-in capital. The remaining treasury stock activity relates primarily to stock-based compensation awards and the related shares withheld to settle employee tax obligations.

Pension Costs—We have pension plans covering the majority of our employees, including certain employees in foreign countries. We calculate our pension costs as required under GAAP, and the calculations and assumptions utilized require judgment. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes.
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

Derivative Financial Instruments—We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments, payments, and receipts. Our foreign currency forward contracts are transaction driven and directly relate to a particular asset, liability or transaction for which commitments are in place. For foreign currency forward contracts designated and qualified for cash flow hedge accounting, we record the effective portion of the gain or loss on the derivative in AOCL, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings.

We recognize all derivative financial instruments as either assets or liabilities at fair value in our consolidated balance sheets. We measure and record the impact of counterparty credit risk into our valuation and the impact was less than $1 million as of December 31, 2011. We designate most foreign currency forward contracts as cash flow hedges of forecasted purchases and sales denominated in foreign currencies, and interest rate swaps as fair value hedges of our fixed-rate financing obligations. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in cost of sales or net sales.

We also periodically enter into pay-variable, receive-fixed interest rate swaps to manage interest rate risk associated with our fixed-rate financing obligations. We account for our interest rate swaps as fair value hedges of a portion of our fixed-rate financing obligations, and accordingly record gains and losses from changes in the fair value of these swaps in interest expense, along with the offsetting gains and losses on the fair value adjustment of the hedged portion of our fixed-rate financing obligations. We also record in interest expense the net amount paid or received under the swap for the period and the amortization of gain or loss from the early termination of interest rate swaps. For a discussion of the impacts of our hedging activities on our results, see Note 8: Derivative Financial Instruments.

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

Level 2:
Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that we corroborate with observable market data for substantially the full term of the related assets or liabilities. We did not have any Level 2 assets or liabilities at December 31, 2011 and December 31, 2010.

Level 3:
Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. We did not have any Level 3 assets or liabilities at December 31, 2011 and December 31, 2010.

Earnings per Share—We compute basic EPS attributable to Raytheon Company common stockholders by dividing income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders, and net income attributable to Raytheon Company, by our weighted-average common shares outstanding, including participating securities outstanding, as described below, during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in our earnings. We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders, net income attributable to Raytheon Company, and our actual weighted-average shares and participating securities outstanding rather than the numbers presented within our consolidated financial statements, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our consolidated financial statements. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

We include all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in our basic and diluted EPS calculations. As a result, we have included all of our outstanding unvested restricted stock and LTPP awards that meet the retirement eligible criteria in our calculation of basic and diluted EPS. We disclose EPS for common stock and unvested share-based payment awards, and separately disclose distributed and undistributed earnings. Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards of retirement eligible employees. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally.

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

Risks and Uncertainties—We provide a wide range of technologically advanced products, services and solutions for principally governmental customers in the U.S. and abroad, and are subject to certain business risks specific to that industry. Total sales to the U.S. Government, excluding foreign military sales, were 74% of total net sales in 2011, 76% of total net sales in 2010 and 77% of total net sales in 2009. Total sales to customers outside the U.S., including foreign military sales through the U.S. Government, were 25%, 23% and 21% of total net sales in 2011, 2010 and 2009, respectively. Sales to the government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors.

Note 2: Accounting Standards
In June 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard that eliminates the option to present other comprehensive income (OCI) in the statement of stockholders' equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or in two separate, but consecutive, statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements. However, in December 2011, the FASB finalized a proposal to defer the requirement to present reclassifications from OCI to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral does not change the requirement to present net income, components of OCI, and total comprehensive income in either one continuous statement or two separate but consecutive statements. This guidance is effective for the periods beginning after December 15, 2011 and early application is permitted. We have elected to adopt the requirements early with retrospective application. As of the year ending December 31, 2011, we have presented total comprehensive income in two separate, but consecutive, statements. Refer to the consolidated statements of operations and consolidated statements of comprehensive income for this revised presentation. The adoption of this standard only required a change in the presentation of OCI in our consolidated financial statements and did not have any impact on our financial position, results of operations or liquidity.

In May 2011, the FASB issued amended guidance that clarifies the application of existing fair value measurement and increases certain related disclosure requirements about measuring fair value. This guidance is effective for the periods beginning after December 15, 2011 and early application is prohibited. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or liquidity.

In September 2011, the FASB issued amended guidance on goodwill impairment testing that provides companies with the option to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine the likelihood of goodwill impairment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early application permitted. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after December 31, 2011, are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Acquisitions
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.
On January 31, 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST) for $500 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. RAST provides advanced intelligence, surveillance, and reconnaissance (ISR) solutions to enhance global security. The acquisition is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets. In connection with this acquisition, we recorded $387 million of goodwill, all of which was allocated to the Company's SAS segment, primarily related to expected synergies from combining operations and the value of RAST's assembled workforce, and $89 million in intangible assets, primarily related to contractual relationships, license agreements and trade names with a weighted average life of seven years.
We allocated the purchase price for this acquisition as follows:

(In millions)	Purchase Price Allocation
Current assets	$72
Other non-current assets	3
Property, plant and equipment, net	15
Goodwill	387
Intangible assets	89
Current liabilities	(29)
Other long-term liabilities	(37)
Fair value of net assets acquired	$500
Additionally, in 2011 we acquired Henggeler Computer Consultants Inc., Pikewerks Corporation and substantially all of the assets of Ktech Corporation for an aggregate of $145 million in cash, net of cash acquired. The Henggeler Computer Consultants Inc. and Pikewerks Corporation acquisitions enhance our cybersecurity and information assurance capabilities at Intelligence and Information Systems (IIS). The Ktech Corporation acquisition is part of our strategy to extend and enhance our Missile Systems (MS) offerings. In connection with these acquisitions, we have preliminary recorded $112 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $26 million of intangible assets, primarily related to customer relationships, trade names and technology with an initial estimated weighted-average life of seven years. We expect to complete the purchase price allocation process for the Henggeler Computer Consultants Inc. and Pikewerks Corporation acquisitions in the first quarter of 2012 when we receive final valuation results and complete our review.

In 2010, we acquired Trusted Computer Solutions Inc., Technology Associates Inc. and substantially all of the assets of an Australian company, Compucat Research Pty. Ltd, for an aggregate of $152 million in cash, net of cash acquired. These acquisitions enhance our cybersecurity and information assurance capabilities at Intelligence and Information Systems (IIS). In connection with these acquisitions, we recorded $125 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $28 million of intangible assets, primarily related to technology, trade names and customer relationships with a weighted-average life of five years.

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

Pro forma financial information and revenue from the date of acquisition has not been provided for these acquisitions as they are not material either individually or in the aggregate.

We funded each of the above acquisitions using cash on hand. The operating results of these businesses have been included in our consolidated results as of the respective closing dates of the acquisitions. The purchase price of these businesses has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. We completed these acquisitions to enhance our technology and cybersecurity portfolio.

The total amount of goodwill that is expected to be deductible for tax purposes related to these acquisitions was $143 million at December 31, 2011.

A rollforward of goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2009	$767	$1,575	$3,432	$2,616	$2,663	$869	$11,922
Increase for acquisitions	—	125	—	—	—	—	125
Effect of foreign exchange rates and other	(2)	(2)	—	—	—	2	(2)
Balance at December 31, 2010	765	1,698	3,432	2,616	2,663	871	12,045
Increase for acquisitions	—	77	35	—	387	—	499
Effect of foreign exchange rates and other	—	—	—	—	—	—	—
Balance at December 31, 2011	$765	$1,775	$3,467	$2,616	$3,050	$871	$12,544

Note 4: Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously-disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously-disposed businesses. At December 31, 2011 and December 31, 2010, we had $19 million and $41 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At December 31, 2011 and December 31, 2010, we had $44 million and $113 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities, various contract obligations and aircraft lease obligations. We also retain certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we include in out pension disclosures.

In the divestiture of Flight Options LLC (Flight Options), Raytheon agreed to indemnify Flight Options in the event Flight Options was assessed and paid excise taxes. In the fourth quarter of 2010, Internal Revenue Service (IRS) appeals proceedings failed to resolve the federal excise tax dispute, and as a result, the IRS assessed Flight Options for excise taxes. As a result, in the fourth quarter of 2010 we recorded a $39 million charge, net of federal tax benefit, in discontinued operations. In the first quarter of 2011, Flight Options paid the assessment. On behalf of Flight Options, we intend to vigorously contest the matter through litigation and, if successful, we would be entitled to recover substantially all of the amounts paid. We also have certain tax obligations relating to disposed businesses.

As further described in Note 15: Income Taxes, during the year ended December 31, 2010, we recorded a $281 million reduction in our unrecognized tax benefits, which included a decrease of $89 million in tax expense from discontinued operations, including interest, primarily related to our previous disposition of Raytheon Engineers and Constructors (RE&C).

Note 5: Contracts in Process, Net
Contracts in process, net consisted of the following at December 31:

	Cost-Type		Fixed-Price		Total
(In millions)	2011	2010	2011	2010	2011	2010
U.S. Government contracts (including foreign military sales):
Billed	$397	$428	$218	$271	$615	$699
Unbilled	865	1,050	10,185	9,074	11,050	10,124
Progress payments	—	—	(8,392)	(7,739)	(8,392)	(7,739)
	1,262	1,478	2,011	1,606	3,273	3,084
Other customers:
Billed	17	14	551	621	568	635
Unbilled	31	12	1,327	1,426	1,358	1,438
Progress payments	—	—	(666)	(735)	(666)	(735)
	48	26	1,212	1,312	1,260	1,338
Allowance for doubtful accounts	—	—	(7)	(8)	(7)	(8)
Total contracts in process, net	$1,310	$1,504	$3,216	$2,910	$4,526	$4,414

The U.S. Government has title to the assets related to unbilled amounts on contracts that provide progress payments. Unbilled amounts are recorded under the percentage-of-completion method and are recoverable from the customer upon shipment of the product, presentation of billings or completion of the contract. Included in unbilled at December 31, 2011 was $221 million which is expected to be collected outside of one year.

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2011, retentions were $83 million. We anticipate collecting $72 million of these retentions in 2012 and the balance thereafter.

Note 6: Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at December 31:

(In millions)	2011	2010
Land	$105	$93
Buildings and leasehold improvements	2,423	2,394
Machinery and equipment	3,440	3,357
	5,968	5,844
Accumulated depreciation and amortization	(3,962)	(3,841)
Total	$2,006	$2,003

Depreciation and amortization expense of property, plant and equipment, net was $314 million, $304 million and $299 million in 2011, 2010 and 2009, respectively.

Note 7: Other Assets, Net
Other assets, net consisted of the following at December 31:

(In millions)	2011	2010
Long-term receivables	$31	$67
Computer software, net	382	372
Other intangible assets, net	266	139
Marketable securities held in trust	363	344
Investments	87	82
Prepaid retiree benefits	2	103
Other noncurrent assets, net	207	339
Total	$1,338	$1,446

Computer software, net consisted of the following at December 31:

(In millions)	2011	2010
Computer software	$1,144	$1,040
Accumulated amortization	(762)	(668)
Total	$382	$372

Computer software amortization expense was $87 million in 2011, $88 million in 2010 and $86 million in 2009.

Other intangible assets, net, included in the table above in other noncurrent assets, net, consisted of the following at December 31:

(In millions)	2011	2010
Other intangible assets	$423	$247
Accumulated amortization	(157)	(108)
Total	$266	$139

Other intangible assets consisted primarily of drawings and intellectual property, which are included in other noncurrent assets, net. Other intangible assets increased $115 million, $28 million and $70 million as a result of acquired businesses in 2011, 2010 and 2009, respectively. These intangible assets are being amortized over their estimated useful lives which range from 2 to 15 years using either a straight-line or accelerated amortization method based upon the pattern of economic benefits we expect to realize from such assets. Amortization expense for these intangible assets was $46 million in 2011, $28 million in 2010 and $17 million in 2009.

Computer software and other intangible asset amortization expense is expected to approximate $125 million for each of the next five years.

Investments, which are included in other assets, net, consisted of the following at December 31:

(In millions, except percentages)	Ownership %	2011	2010
Equity method investments
Thales-Raytheon Systems Co. Ltd. (TRS)	50	$80	$69
Other investments	Various	7	13
Total		$87	$82

In 2001, we formed a joint venture, TRS, which we account for using the equity method. TRS is a system of systems integrator and provides fully customized solutions through the integration of command and control centers, radars, and communication networks. We record our share of the TRS income or loss and other comprehensive income (loss) as a component of cost of sales and AOCL, respectively. We record losses beyond the carrying amount of the investment only when we guarantee obligations of the investee or commit to provide the investee further financial support.

TRS has two major operating subsidiaries, one of which, Thales-Raytheon Systems Co. LLC (TRS LLC), we control and consolidate and is a component of our NCS segment, and the other one, Thales-Raytheon Systems Company S.A.S. (TRS SAS), which we account for using the equity method through our investment in TRS. Of the $80 million investment in TRS, $79 million represents undistributed earnings at December 31, 2011. Our consolidated statements of operations includes net income, which represents net income attributable to Raytheon Company and net income attributable to noncontrolling interests in subsidiaries. Our primary noncontrolling interest relates to TRS LLC. TRS LLC formed a joint venture with TRS SAS called Air Command Systems International S.A.S. (ACSI), for which TRS LLC performs work. TRS LLC had $70 million of receivables due from ACSI.

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

Periodically we enter into other equity method investments which are not related to our core operations. We record the income or loss from these investments as a component of other (income) expense. We record losses beyond the carrying amount of the investment only when we guarantee obligations of the investee or commit to provide the investee further financial support.

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

The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts consisted of the following at December 31:

	Asset Derivatives		Liability Derivatives
(In millions)	2011	2010	2011	2010
Derivatives designated as hedging instruments	$11	$32	$17	$28
Derivatives not designated as hedging instruments	1	13	5	13
Total	$12	$45	$22	$41

We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

(In millions)	2011	2010
Effective Portion
Gain (loss) recognized in AOCL	$—	$4
Gain (loss) reclassified from AOCL to net sales	1	1
Gain (loss) reclassified from AOCL to cost of sales	9	31
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in cost of sales	—	—

We recognized the following pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges:

(In millions)	2011	2010
Gain (loss) recognized in net sales	$—	$(1)
Gain (loss) recognized in cost of sales	—	(4)

In November 2011, we issued $1.0 billion of fixed rate long-term debt with maturities ranging from 3 to 30 years. In conjunction with the debt issuance, we entered into interest rate lock agreements with a total notional value of $575 million to manage interest rate risk, which resulted in an increase to AOCL of $5 million to be amortized over the term of the debt issued. As of December 31, 2011, the above referenced interest rate locks were closed out.

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

In the fourth quarter of 2010 we exercised our right to call and repurchased $678 million of our long-term debt due in 2012 and 2013 that was previously hedged with the interest rate swaps, described below. The remaining unamortized gain resulting from the early termination of the interest rate swaps of $15 million was recorded as a reduction to interest expense. There were no interest rate swaps outstanding at December 31, 2011 and December 31, 2010.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $941 million and $1,258 million at December 31, 2011 and December 31, 2010, respectively. The foreign currency forward contracts at December 31, 2011 have maturities at various dates through 2020 as follows: $680 million in 2012, $152 million in 2013, $47 million in 2014, $30 million in 2015, and $32 million thereafter.

Our foreign currency forward contracts contain off-set, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At December 31, 2011 and December 31, 2010, these netting provisions effectively reduced our exposure to less than $1 million and approximately $4 million, respectively, which is spread across numerous highly rated counterparties.

Note 9: Fair Value Measurements
The estimated fair value of certain financial instruments, including cash and cash equivalents, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $4,605 million and $3,610 million at December 31, 2011 and December 31, 2010, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $5,121 million and $3,783 million at December 31, 2011 and December 31, 2010, respectively, was based on quoted market prices.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2011 and December 31, 2010.

We did not have any transfers of assets and liabilities between Levels 1 and Level 2 of the fair value measurement hierarchy during the year ended December 31, 2011 and December 31, 2010.

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at December 31:

(In millions)	Level 1	Level 2	Level 3	Total 2011
Assets
Marketable securities held in trust	$363	$—	$—	$363
Foreign currency forward contracts	12	—	—	12
Liabilities
Deferred compensation	223	—	—	223
Foreign currency forward contracts	22	—	—	22

(In millions)	Level 1	Level 2	Level 3	Total 2010
Assets
Marketable securities held in trust	$344	$—	$—	$344
Foreign currency forward contracts	45	—	—	45
Liabilities
Deferred compensation	215	—	—	215
Foreign currency forward contracts	41	—	—	41

Note 10: Notes Payable and Long-term Debt
Notes payable and long-term debt consisted of the following at December 31:

(In millions, except percentages)	2011	2010
$575 notes due 2014, 1.40%	$573	$—
$400 notes due 2015, 1.625%	397	396
$251 notes due 2018, 6.75%	251	251
$340 notes due 2018, 6.40%	338	338
$500 notes due 2020, 4.40%	496	496
$1,000 notes due 2020, 3.125%	989	988
$382 notes due 2027, 7.20%	367	366
$185 notes due 2028, 7.00%	184	184
$600 notes due 2040, 4.875%	591	591
$425 notes due 2041, 4.70%	419	—
Total debt issued and outstanding	$4,605	$3,610

The notes are redeemable by the Company at any time at redemption prices based on U.S. Treasury rates.

In the fourth quarter of 2011, we received proceeds of $992 million for the issuance of $1.0 billion fixed rate long-term debt.

In the fourth quarter of 2010, we received proceeds of $1,975 million for the issuance of $2.0 billion fixed rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $678 million of our long-term debt due 2012 and 2013 at a loss of $73 million pretax, $47 million after-tax, which is included in other (income) expense.

We periodically enter into various interest rate swaps that correspond to a portion of our fixed-rate debt in order to effectively hedge interest rate risk. In the fourth quarter of 2010, as a result of the repurchase of debt described above, we recorded $15 million of income as a reduction to interest expense resulting from the accelerated amortization of interest rate swaps terminated in 2009.

The adjustments to the principal amounts of long-term debt were as follows at December 31:

(In millions)	2011	2010
Principal	$4,658	$3,658
Unamortized issue discounts	(40)	(35)
Unamortized interest rate hedging costs	(13)	(13)
Total	$4,605	$3,610

The aggregate amounts of principal payments due on long-term debt for the next five years are:

(In millions)
2012	$—
2013	—
2014	575
2015	400
2016	—

In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016, replacing the previous $500 million and $1.0 billion credit facilities, both scheduled to mature in November 2012.

Under the $1.4 billion credit facility we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at December 31, 2011, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of December 31, 2011 and December 31, 2010, there were no borrowings outstanding under this credit facility or the previous credit facilities. However, we had $3 million of outstanding letters of credit at December 31, 2011 and 2010, which effectively reduced our borrowing capacity under this credit facility and our previous facilities by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during 2011. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility was 35.6% at December 31, 2011. We are providing this ratio, which is a financial covenant under our credit facility, as this metric is used by our lenders to monitor the Company's leverage and is also a threshold that limits our ability to utilize this facility. We were also required to comply with certain covenants in connection with our previous credit facilities and were in compliance with such covenants in 2010.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. Other uncommitted bank lines totaled approximately $2 million at December 31, 2011 and December 31, 2010. There were no amounts outstanding under these lines of credit at December 31, 2011 and December 31, 2010. Compensating balance arrangements are not material.

Total cash paid for interest on notes payable and long-term debt was $167 million, $134 million and $147 million in 2011, 2010 and 2009, respectively.

Note 11: Commitments and Contingencies
At December 31, 2011, we had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2012	$229
2013	186
2014	154
2015	129
2016	107
Thereafter	386

Rent expense was $271 million, $307 million and $290 million in 2011, 2010 and 2009, respectively. In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

At December 31, 2011, we had commitments under agreements to outsource a portion of our information technology function, which have no minimum annual payments.

Insurance is purchased from third parties to cover aggregate liability exposure up to $2 billion.

Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates regarding remediation costs to be incurred were as follows at December 31:

(In millions, except percentages)	2011	2010
Total remediation costs—undiscounted	$227	$225
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$152	$152
Recoverable portion	105	107

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

Environmental remediation costs expected to be incurred are:

(In millions)
2012	$48
2013	26
2014	16
2015	13
2016	12
Thereafter	112

Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2022. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following at December 31, 2011 and December 31, 2010:

(In millions)	2011	2010
Guarantees	$256	$281
Letters of Credit	1,275	1,067
Surety Bonds	233	213

Included in guarantees and letters of credit described above were $109 million and $240 million, respectively, at December 31, 2011, and $134 million and $256 million, respectively, at December 31, 2010, related to our joint venture in TRS. We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, project performance and other contractual obligations, their failure to do so may result in a future obligation to us. At December 31, 2011 and December 31, 2010, we had an estimated liability of $6 million and $9 million, respectively, related to these guarantees and letters of credit. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At December 31, 2011, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2011.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at December 31, 2011.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2011, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring the contractor to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary country-by-country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

We have completed a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we identified possible areas of concern involving certain practices related to operations in a foreign jurisdiction where we do business. We voluntarily disclosed and shared the results of our review with the Securities and Exchange Commission and the Department of Justice. Based on the information available to date, we do not believe that the results of this review will have a material adverse effect on our financial condition, results of operations or liquidity.

On July 22, 2010, RSL was notified by the UKBA that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amount of revenue and costs under the program in the second quarter of 2010. The impact of the UKBA Program Adjustment reduced IIS' total net sales and operating income by $316 million and $395 million, respectively, for the year ended December 31, 2010. The UKBA Program Adjustment also reduced total company diluted earnings per share from continuing operations by $0.75 in the year ended December 31, 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $544 million based on foreign exchange rates as of December 31, 2011) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.

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

In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $777 million based on foreign exchange rates as of December 31, 2011) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $645 million based on foreign exchange rates as of December 31, 2011). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.

The receivables and other assets remaining under the program for technology and services delivered decreased by $32 million from approximately $70 million at December 31, 2010 to approximately $38 million at December 31, 2011 which was impacted by collections on certain outstanding receivables. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.
In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to product warranty accruals was as follows:

(In millions)
Balance at December 31, 2008	$39
Provisions for warranties	7
Warranty services provided	(7)
Balance at December 31, 2009	39
Provisions for warranties	14
Warranty services provided	(10)
Balance at December 31, 2010	43
Provisions for warranties	4
Warranty services provided	(9)
Balance at December 31, 2011	$38

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 12: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

(In millions)
Balance at December 31, 2008	400.1
Stock plans activity	3.6
Treasury stock repurchases	(25.8)
Balance at December 31, 2009	377.9
Warrants exercised	6.7
Stock plans activity	3.8
Treasury stock repurchases	(29.0)
Balance at December 31, 2010	359.4
Warrants exercised	3.3
Stock plans activity	3.3
Treasury stock repurchases	(27.1)
Balance at December 31, 2011	338.9

On May 27, 2010, our stockholders approved the Raytheon 2010 Stock Plan pursuant to which we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Our repurchases of our common stock under our stock repurchase programs were as follows:

(In millions)	2011	2010	2009
Amount of stock repurchased	$1,250	$1,450	$1,200
Shares of stock repurchased	27.1	29.0	25.8

In March 2010, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. In September 2011, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At December 31, 2011, we had approximately $2.2 billion remaining under these repurchase programs. All previous repurchase programs had been completed as of December 31, 2011. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Included in treasury shares at December 31, 2011 were 123,453 shares with a cost basis of $4.8 million which are held in a rabbi trust related to the Company’s non-qualified deferred compensation plans.

In March 2011, our Board of Directors authorized a 15% increase to our annual dividend payout rate from $1.50 to $1.72 per share. Our Board of Directors declared cash dividends of $1.72, $1.50 and $1.24 per share in 2011, 2010 and 2009, respectively.

Earnings Per Share (EPS)
EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	2011	2010	2009
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$1.71	$1.48	$1.23
Undistributed earnings	3.60	3.36	3.73
Total	$5.31	$4.84	$4.96
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$1.70	$1.47	$1.21
Undistributed earnings	3.58	3.32	3.68
Total	$5.28	$4.79	$4.89

Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was a loss of less than $0.01, earnings of $0.10 and a loss of less than $0.01 for 2011, 2010 and 2009, respectively. Earnings from discontinued operations were deemed undistributed for all periods presented.

The amount of income from continuing operations attributable to participating securities was $31 million for 2011 and $29 million for 2010 and 2009. The amount of income (loss) from discontinued operations attributable to participating securities was a loss of less than $1 million for 2011, income of $1 million for 2010, and a loss of less than $1 million for 2009. The amount of net income attributable to participating securities was $31 million for 2011 and $29 million for 2010 and 2009.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In millions)	2011	2010	2009
Shares for basic EPS (including 5.8 participating securities for 2011, and 5.9 for 2010 and 2009)	351.7	372.7	390.4
Dilutive effect of stock options and LTPP	1.4	2.4	3.1
Dilutive effect of warrants	0.5	1.9	2.2
Shares for diluted EPS	353.6	377.0	395.7

There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS in 2011, 2010 and 2009. Stock options to purchase the following number of shares of common stock had exercise prices that were less than the average market price (dilutive) of our common stock and were included in our calculations of diluted EPS:

(In millions)	2011	2010	2009
Stock options included in the calculation of EPS (dilutive)	4.4	6.5	8.7

Our Board of Directors is authorized to issue up to 200 million shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by our Board of Directors. There were no shares of preferred stock outstanding at December 31, 2011 and December 31, 2010.

Warrants to purchase shares of our common stock with an exercise price of $37.50 per share, were included in our calculations of diluted EPS at December 31, 2011, 2010 and 2009. These warrants expired in June 2011.

Note 13: Stock-based Compensation Plans
We recorded $102 million, $128 million and $127 million of expense related to stock-based compensation in 2011, 2010 and 2009, respectively. We recorded $34 million, $43 million and $42 million as a tax benefit related to stock-based compensation in 2011, 2010 and 2009, respectively.

At December 31, 2011, we had stock-based compensation awards outstanding under a number of stock plans, including our 2010 Stock Plan. Future grants of awards will be made from the 2010 Stock Plan and not from our prior plans.

Shares issued as a result of stock awards, stock option exercises or conversion of restricted stock unit awards will be funded through the issuance of new shares. Of the 41.8 million shares authorized under our stock plans, there were 10.8 million shares available for awards under such plans as of December 31, 2011.

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

Restricted stock activity was as follows:

(Share amounts in thousands)	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	4,992	$53.60
Granted	2,514	44.83
Vested	(1,666)	46.57
Forfeited	(247)	53.10
Outstanding at December 31, 2009	5,593	51.78
Granted	1,932	52.37
Vested	(1,697)	54.02
Forfeited	(385)	51.62
Outstanding at December 31, 2010	5,443	51.30
Granted	2,089	49.63
Vested	(1,701)	52.25
Forfeited	(292)	51.25
Outstanding at December 31, 2011	5,539	$50.38

At December 31, 2011, there was $154 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.6 years.

Long-Term Performance Plan (LTPP)
In 2004, we established the LTPP, which provides for restricted stock unit awards granted from our stock plans to our senior leadership. These awards vest at the end of a three-year performance cycle based upon the achievement of specific pre-established levels of performance.

The performance goals for the three outstanding performance cycles at December 31, 2011, are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%, total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow (CFCF), weighted at 25%.

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

LTPP activity related to the expected units was as follows:

(Unit amounts in thousands)	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	2,034	$55.24
Granted	495	46.04
Decrease	(21)	(11.60)
Vested	(811)	46.04
Forfeited	(36)	63.07
Outstanding at December 31, 2009	1,661	57.65
Granted	439	55.74
Decrease	(194)	56.21
Vested	(746)	53.33
Forfeited	(88)	53.39
Outstanding at December 31, 2010	1,072	50.34
Granted	458	52.33
Decrease	(66)	57.83
Vested	(473)	74.79
Outstanding at December 31, 2011	991	$50.07

The increase (decrease) above relates to changes in the amount of expected awards as achievement is measured against performance goals.

Stock Options
In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. There have been no stock options granted since 2005.

Stock option activity was as follows:

(Share amounts in thousands)	Shares	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at December 31, 2008	12,534	$41.16	2.7	$124
Exercised	(1,353)	30.21
Forfeited or expired	(2,449)	68.17
Outstanding at December 31, 2009	8,732	35.28	2.3	142
Exercised	(2,167)	30.15
Forfeited or expired	(115)	24.40
Outstanding at December 31, 2010	6,450	37.23	1.5	59
Exercised	(1,867)	33.73
Forfeited or expired	(185)	30.85
Outstanding at December 31, 2011	4,398	$38.98	0.8	$41
Exercisable at December 31, 2011	4,398	$38.98	0.8	$41

The total intrinsic value of options exercised in the years ended December 31, 2011, 2010 and 2009 was $29 million, $51 million and $24 million, respectively.

As of December 31, 2011 and December 31, 2010 all outstanding options were fully vested and exercisable. No options vested during the years ended December 31, 2011 and December 31, 2010.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

(Share amounts in thousands)	Options Outstanding and Exercisable
Exercise Price Range	Shares	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$27.29 to $31.45	1,648	1.4	$31.19
$31.55 to $41.50	241	1.7	$35.42
$43.24 to $44.45	2,509	0.4	$44.44
Total	4,398	0.8	$38.98

Shares exercisable at the corresponding weighted-average exercise price at December 31, 2011, 2010 and 2009, were 4.4 million at $38.98, 6.5 million at $37.23 and 8.7 million at $35.28, respectively.

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

The fair value of plan assets for our domestic and foreign Pension Benefit plans was $14,931 million and $621 million at December 31, 2011, respectively, and $14,502 million and $597 million at December 31, 2010, respectively.

We maintain a defined contribution plan that includes a 401(k) plan. Covered employees hired or rehired after January 1, 2007, are eligible for a Company contribution based on age and service, instead of participating in our pension plans. These and other covered employees are eligible to contribute up to a specific percentage of their pay to the 401(k) plan. The Company matches the employee’s contribution, generally up to 3% or 4% of the employee’s pay, which is invested in the same way as employee contributions. Total expense for the Company match was $273 million, $275 million and $269 million in 2011, 2010 and 2009, respectively.

At December 31, 2011 and December 31, 2010, there was $11.0 billion and $11.2 billion invested in our defined contribution plan, respectively. At December 31, 2011 and December 31, 2010, $1.1 billion of these amounts were invested in the Company stock fund.

We also maintain additional contractual pension benefits agreements for certain of our executive officers. The liability associated with such agreements was $35 million and $32 million at December 31, 2011 and December 31, 2010, respectively.

Contributions and Benefit Payments
We make required contributions and from time to time discretionary contributions to our pension plans. Required contributions were primarily determined under the ERISA, as amended by the Pension Protection Act of 2006, and are affected by the actual return on plan assets and plan funded status.

We made required contributions of $1,096 million, $1,184 million and $1,160 million in 2011, 2010 and 2009, respectively, to our pension and other postretirement benefit plans. We expect to make required contributions of $1,162 million and $21 million to our pension and other postretirement benefit plans, respectively, in 2012. We made discretionary contributions of $750 million in 2011 and 2010. We did not make any discretionary contributions in 2009. We periodically evaluate whether to make additional discretionary contributions.

The table below reflects the total Pension Benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefit payments reflect our portion only.

(In millions)	Pension Benefits	Other Benefits
2012	$1,249	$64
2013	1,296	63
2014	1,346	63
2015	1,360	62
2016	1,360	62
Thereafter	7,405	303

Defined-Benefit Retirement Plan Summary Financial Information
The tables below outline the components of net periodic benefit cost and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Components of Net Periodic Benefit Cost	Pension Benefits
(In millions)	2011	2010	2009
Service cost	$471	$442	$401
Interest cost	1,069	1,058	1,031
Expected return on plan assets	(1,272)	(1,215)	(1,221)
Amounts reflected in net funded status	268	285	211
Amortization of prior service credit	11	13	13
Recognized net actuarial loss	792	596	422
Loss due to curtailments/settlements	2	2	—
Amounts reclassified during the year	805	611	435
Net periodic benefit cost	$1,073	$896	$646

Net periodic benefit cost also includes expense from foreign Pension Benefits plans of $11 million, $21 million and $19 million in 2011, 2010 and 2009, respectively.

Components of Net Periodic Benefit Cost (Credit)	Other Benefits
(In millions)	2011	2010	2009
Service cost	$9	$9	$9
Interest cost	41	48	53
Expected return on plan assets	(34)	(32)	(30)
Amounts reflected in net funded status	16	25	32
Amortization of transition obligation	4	4	4
Amortization of prior service credit	(10)	(45)	(52)
Recognized net actuarial loss	3	5	5
Amounts reclassified during the year	(3)	(36)	(43)
Net periodic benefit cost (credit)	$13	$(11)	$(11)

Funded Status – Amounts Recognized on the Balance Sheets	Pension Benefits		Other Benefits
(In millions) December 31:	2011	2010	2011	2010
Noncurrent assets	$2	$103	$—	$—
Current liabilities	(51)	(48)	(16)	(16)
Noncurrent liabilities	(6,012)	(4,093)	(400)	(339)
Net amount recognized on the balance sheets	$(6,061)	$(4,038)	$(416)	$(355)

Reconciliation of Amounts Recognized on the Balance Sheets	Pension Benefits		Other Benefits
(In millions) December 31:	2011	2010	2011	2010
Accumulated other comprehensive loss:
Initial net obligation	$—	$—	$(1)	$(5)
Prior service (cost) credit	(31)	(85)	10	20
Net loss	(10,626)	(7,794)	(128)	(67)
Accumulated other comprehensive loss	(10,657)	(7,879)	(119)	(52)
Accumulated contributions in excess (below) net periodic benefit or cost	4,596	3,841	(297)	(303)
Net amount recognized on the balance sheets	$(6,061)	$(4,038)	$(416)	$(355)

Sources of Change in Accumulated Other Comprehensive Loss	Pension Benefits		Other Benefits
(In millions) December 31:	2011	2010	2011	2010
Amortization of initial net obligation	$—	$—	$4	$4
Net change initial net obligation	—	—	4	4
Prior service (cost) credit arising during period	45	(15)	—	—
Amortization of prior service (cost) credit included in net income	11	13	(10)	(45)
Net change in prior service (cost) credit not recognized in net income during that period	56	(2)	(10)	(45)
Actuarial gain (loss) arising during period	(3,624)	(1,044)	(64)	76
Amortization of net actuarial (gain) loss included in net income	792	596	3	5
Net change in actuarial gain (loss) not included in net income during the period	(2,832)	(448)	(61)	81
Effect of exchange rates	(2)	5	—	—
Total change in accumulated other comprehensive loss during period	$(2,778)	$(445)	$(67)	$40

The amounts in accumulated other comprehensive loss at December 31, 2011 expected to be recognized as components of net periodic benefit cost in 2012 are as follows:

Adjustment to Accumulated Other Comprehensive Loss	Pension Benefits	Other Benefits
(In millions)
Amortization of net loss	$(954)	$(4)
Amortization of transition obligation	—	(1)
Amortization of prior service (cost) credit	(10)	3
Total	$(964)	$(2)

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and asset values for our domestic qualified pension plans were $20,290 million, $18,302 million, and $14,931 million, respectively, as of December 31, 2011 and $17,847 million, $15,997 million, and $14,502 million, respectively, as of December 31, 2010. The PBO represents the present value of Pension Benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for Pension Benefits plans with PBOs in excess of plan assets were $21,592 million and $15,529 million, respectively, at December 31, 2011, and $17,897 million and $13,756 million, respectively, at December 31, 2010.

The ABO and fair value of plan assets for Pension Benefits plans with ABOs in excess of plan assets were $19,464 million and $15,481 million, respectively, at December 31, 2011 and $15,920 million and $13,710 million, respectively, at December 31, 2010. The ABO for all Pension Benefits plans was $19,532 million and $17,170 million at December 31, 2011 and December 31, 2010, respectively.

The tables below provide a reconciliation of benefit obligations, plan assets, funded status and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Change in Projected Benefit Obligation	Pension Benefits		Other Benefits
(In millions) December 31:	2011	2010	2011	2010
Projected benefit obligation at beginning of year	$19,138	$17,441	$788	$846
Service cost	471	442	9	9
Interest cost	1,069	1,058	41	48
Plan participants’ contributions	19	21	46	45
Amendments	(45)	15	—	—
Actuarial loss (gain)	2,205	1,340	26	(64)
Foreign exchange loss (gain)	1	(27)	—	—
Benefits paid	(1,245)	(1,152)	(98)	(96)
Net transfer in	—	—	—	—
Projected benefit obligation at end of year	$21,613	$19,138	$812	$788

The PBO for our domestic and foreign Pension Benefits plans was $20,905 million and $708 million, respectively at December 31, 2011 and $18,407 million and $731 million, respectively, at December 31, 2010.

Change in Plan Assets	Pension Benefits		Other Benefits
(In millions) December 31:	2011	2010	2011	2010
Fair value of plan assets at beginning of year	$15,099	$12,839	$433	$407
Actual return (loss) on plan assets	(148)	1,508	(3)	45
Company contributions	1,828	1,902	18	32
Plan participants’ contributions	19	21	46	45
Foreign exchange gain (loss)	(1)	(19)	—	—
Benefits paid	(1,245)	(1,152)	(98)	(96)
Net transfer in	—	—	—	—
Fair value of plan assets at end of year	$15,552	$15,099	$396	$433

Retirement Plan Assumptions

Weighted-Average Net Periodic Benefit Cost Assumptions	Pension Benefits
	2011	2010	2009
Discount rate	5.73%	6.23%	6.50%
Expected return on plan assets	8.68%	8.68%	8.62%
Rate of compensation increase
Range	2% -7%	2% -7%	2% -7%
Average	4.50%	4.51%	4.48%

Weighted-Average Net Periodic Benefit Cost Assumptions	Other Benefits
	2011	2010	2009
Discount rate	5.50%	6.00%	6.75%
Expected Long-term rate of return on plan assets	8.25%	8.25%	8.75%
Rate of compensation increase
Range	2% -7%	2% -7%	2% -7%
Average	4.50%	4.50%	4.50%
Health care trend rate in the next year	4.00%	7.00%	7.40%
Gradually declining to an ultimate trend rate	4.00%	4.00%	4.00%
Year that the rate reaches ultimate trend rate	*	2027	2029
 * Currently at the ultimate trend rate.

Weighted-Average Year-End Benefit Obligation Assumptions	Pension Benefits		Other Benefits
December 31:	2011	2010	2011	2010
Discount rate	5.00%	5.73%	5.00%	5.50%
Rate of compensation increase
Range	2% -7%	2% -7%	2% - 7%	2% - 7%
Average	4.40%	4.50%	4.50%	4.50%
Health care trend rate in the next year			4.00%	4.00%
Gradually declining to an ultimate trend rate of			4.00%	4.00%
Year that the rate reaches the ultimate trend rate			*	*
 * Currently at the ultimate trend rate.

The discount rate for our domestic Pension Benefits plans was 5.00% and 5.75% at December 31, 2011 and December 31, 2010, respectively. Our foreign Pension Benefits plan assumptions have been included in the Pension Benefits assumptions in the table above.

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

In validating the 2011 long-term ROA assumption, we reviewed our pension plan asset performance since 1986. Our average actual annual rate of return since 1986 has exceeded our estimated 8.75% assumed return. Based upon these analyses and our internal investing targets, we determined our long-term ROA assumption for our domestic pension plans in 2011 was 8.75%, consistent with our 2010 assumption. Our domestic pension plans’ actual rates of return were approximately (1)%, 11% and 17% for 2011, 2010 and 2009, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses. If we significantly change our long-term investment allocation or strategy, then our long-term ROA assumption could change.

The long-term ROA assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our Pension Benefits plans.

The effect of a 1% increase or (decrease) in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is $1 million or $(1) million, respectively, and for the accumulated postretirement benefit obligation is $12 million or $(11) million, respectively.

Plan Assets
Substantially all our domestic Pension Benefit Plan (Plan) assets, which consist of investments in cash and cash equivalents, publicly traded equity securities, private equity funds, fixed-income securities, private real estate funds, commingled funds and other investments such as insurance contracts, derivatives and repurchase agreements, are held in a master trust, which was established for the investment of assets of our Company sponsored retirement plans. The assets of the master trust are overseen by the Company’s Investment Committee comprised of members of senior management drawn from appropriate diversified levels of the executive management team.

The Investment Committee is responsible for setting the policy that provides the framework for management of the Plan assets. In accordance with its responsibilities and charter, the Investment Committee meets on a regular basis to review the performance of the Plan assets and compliance with the investment policy. The policy sets forth an investment structure for managing Plan assets, including setting the asset allocation ranges, which are expected to provide an appropriate level of overall diversification and total investment return over the long term while maintaining sufficient liquidity to pay the benefits of the Plan. Asset allocation ranges are set to produce the highest return on investment taking into account investment risks that are prudent and reasonable given prevailing market conditions. In developing the asset allocation ranges, third party asset allocation studies are periodically performed that consider the current and expected positions of the plan assets and funded status. Based on these studies and other appropriate information, the Investment Committee establishes asset allocation ranges taking into account acceptable risk targets and associated returns.

The investment policy asset allocation ranges for the Plan, as set by the Investment Committee, for the year ended December 31, 2011 were as follows:

Asset Category
U.S. equities	25% - 40%
International equities	10% - 30%
Fixed-income securities	25% - 40%
Cash and cash equivalents	3% - 15%
Other (including private equity, real estate and absolute return funds)	0% - 20%

The Investment Committee appoints the investment fiduciary, who is responsible for making investment decisions within the framework of the Investment Policy and for supervising the internal pension investment team. The pension investment team is comprised of experienced financial managers, who are all employees of the Company. The investment fiduciary reports back to the Investment Committee. During times of unusual market conditions, the investment fiduciary may seek authorization from the Investment Committee to change the investing allocation ranges to reasonably limit excessive volatility or other undesirable consequences.

Taking into account the asset allocation ranges, the investment fiduciary determines the specific allocation of the Plan’s investments within various asset classes. The Plan utilizes select investment strategies which are executed through separate account or fund structures with external investment managers who demonstrate experience and expertise in the appropriate asset classes and styles. The selection of investment managers is done with careful evaluation of all aspects of performance and risk, due diligence of internal operations and controls, reputation, systems evaluation and a review of investment managers' policies and processes. The Plan also utilizes funds that track an index and are highly liquid. Investment performance is monitored frequently against appropriate benchmarks and tracked to compliance guidelines with the assistance of third party performance evaluation tools and metrics.

Consistent with the objective of maximizing return while minimizing risk, multiple investment strategies are employed to diversify risk such that no single investment or manager holding presents a significant exposure to the total investment portfolio. Plan assets are invested in numerous diversified strategies with the intent to minimize correlations. This allows for diversification of returns. Plan assets can be invested in funds that track an index and are designed to achieve diversification across the related indices. The Plan had $2 billion invested in such funds across four indices as of December 31, 2011. Other than funds that track an index, no individual investment strategy represented more than 5% of the Plan as of December 31, 2011. Further, within each separate account strategy, guidelines are established which set forth the list of authorized investments, the typical portfolio characteristics and diversification required by limiting the amount that can be invested by sector, country and issuer.

The Plan’s investments are stated at fair value. Investments in publicly traded equity securities are valued at the last reported sales price. Investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in private equity funds, hedge funds and private real estate funds are estimated at fair market value which primarily utilizes net asset values reported by the investment manager or fund administrator. The pension investment team reviews independently appraised values, audited financial statements and additional pricing information to evaluate the net asset values. For the very limited group of securities and other assets for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

The fair value of the Company’s Plan assets by asset category and by level (as described in Note 1: Summary of Significant Accounting Policies) at December 31, 2011 and December 31, 2010 were as follows:

Fair Value Measurements at December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equities
All capitalization(1)	$4,590	$2,804	$1,786	$—
International equities
Developed markets(1)	1,860	1,520	340	—
Emerging markets(1)	471	410	61	—
Fixed-income securities
U.S. Government bonds or treasuries	367	367	—	—
U.S. Agency securities	173	158	15	—
Corporate bonds
Investment grade bonds(3)	1,515	69	1,446	—
Non-investment grade bonds(3)	458	—	458	—
Emerging market debt	112	—	112	—
Core fixed-income(4)	890	619	271	—
Global multi-sector fixed-income(5)	341	139	202	—
Fixed-income hedge funds(2)	589	—	536	53
Securitized(6)	307	—	307	—
Cash and cash equivalents(7)	1,093	485	608	—
Other funds
Absolute return funds(8)
Relative value(9)	369	—	346	23
Event driven(10)	275	—	218	57
Equity hedge(11)	151	—	151	—
Macro(12)	828	193	613	22
Private equity funds(13)	301	—	—	301
Private real estate funds	182	—	—	182
Insurance contracts	25	—	—	25
Payable for securities lending collateral(14)	(63)	—	(63)	—
Other(15)	97	8	—	89
Total	$14,931	$6,772	$7,407	$752

Fair Value Measurements at December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equities
All capitalization(1)	$4,520	$4,510	$10	$—
International equities
Developed markets(1)	1,837	1,687	150	—
Emerging markets(1)	1,121	889	232	—
International equity hedge funds(2)	30	—	30	—
Fixed-income securities
U.S. Government bonds or treasuries	388	388	—	—
U.S. Agency securities	16	—	16	—
Corporate bonds
Investment grade bonds(3)	1,525	24	1,501	—
Non-investment grade bonds(3)	573	212	361	—
Emerging market debt	260	20	240	—
Core fixed-income(4)	352	352	—	—
Global multi-sector fixed-income(5)	504	269	235	—
Fixed-income hedge funds(2)	420	—	367	53
Securitized(6)	103	—	103	—
Cash and cash equivalents(7)	1,102	401	701	—
Other funds
Absolute return funds(8)
Relative value(9)	137	—	137	—
Event driven(10)	264	—	225	39
Equity hedge(11)	75	—	53	22
Macro(12)	876	187	668	21
Private equity funds(13)	252	—	—	252
Private real estate funds	156	—	—	156
Insurance contracts	23	—	—	23
Payable for securities lending collateral(14)	(95)	—	(95)	—
Other(15)	63	2	—	61
Total	$14,502	$8,941	$4,934	$627

(1)	U.S. and International equities primarily include investments across the spectrum of large, medium and small market capitalization stocks.

(2)	Hedge funds can employ numerous strategies and seek to hedge some of the risk inherent in their investments by using a variety of methods, including short selling and derivative instruments.

(3)
Investment grade bonds are fixed-income securities with a rating equivalent to a Standard & Poors rating of BBB- or better. Non-investment grade bonds have a rating equivalent to a Standard & Poors rating of BB+ or less.

(4)	Core fixed-income securities are funds that invest primarily in intermediate-term high quality domestic bonds issued by various governmental or private sector entities.

(5)
Global multi-sector fixed-income investments are funds that invest globally among several sectors including governments, investment grade corporate bonds, high yield corporate bonds and emerging market bonds.

(6)
Securitized fixed-income securities pool together various cash-flow producing financial assets that are structured in a way that can achieve desired targeted credit, maturity or other characteristics and are typically collateralized by residential mortgages, commercial mortgages and other assets.

(7)
As of December 31, 2011, cash and cash equivalents were invested in highly liquid money market funds. As of December 31, 2010, cash and cash equivalents were invested in a highly liquid money market fund and other short term instruments, including treasuries, agencies, commercial paper and certificates of deposit. Included in cash and cash equivalents is excess cash in investment manager accounts. This cash is available for immediate use and is used to fund daily operations and execute the investment policy. This amount is not considered to be part of the cash target allocation set forth in the investment policy.

(8)	Absolute return funds are designed to obtain positive returns under any market condition.

(9)
Relative value fund strategies seek to capture arbitrage opportunities created by price discrepancies between related equity, debt and derivative financial instruments while minimizing or neutralizing market risk.

(10)
Event driven fund strategies seek to capture return opportunities created by special situations and corporate events tied to corporate merger and acquisition activity, restructuring, bankruptcy or financial distress.

(11)
Equity hedge fund strategies invest in global public equity securities, equity related options and derivatives and employ short selling with the objective of generating higher risk adjusted returns than traditional investments in equity.

(12)	Macro fund strategies invest in futures, broad market indices and other financial instruments and seek to generate positive returns regardless of market direction.

(13)	Private equity funds are predominantly invested in the U.S. and Western Europe.

(14)
The Plan participates in a securities lending program with the Trustee. The program allows the Trustee to loan securities, which are assets of the Plan, to approved brokers (the “Borrowers”). The Trustee requires Borrowers, pursuant to a security loan agreement, to deliver collateral to secure each loan. The Plan bears the risk of loss with respect to the unfavorable change in fair value of the invested cash collateral. The market value of securities on loan is reflected in the various asset categories above. Loaned securities were predominantly U.S. equities, International equities, corporate bonds and U.S. Government bonds or treasuries. Cash collateral obligations of $63 million and $95 million were received for securities on loan as of December 31, 2011 and December 31, 2010, respectively. Cash collateral was invested in a separately maintained and managed cash collateral investment account, which was primarily invested in investment grade bonds and is reflected in the assets above.

(15)
As of December 31, 2011 and December 31, 2010, this category included 8.0 million and 2.0 million of cash on deposit with a broker for future margin requirements and $89 million and $61 million of net receivables and payables which consisted primarily of pending trades, interest, dividends and other payable expenses.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In millions)	Beginning Balance at Dec 31, 2010	Actual return on plan assets(1)	Purchases, issuances, settlements	Transfers in and/or out of Level 3	Ending Balance at Dec 31, 2011
Fixed-income securities
Fixed-income hedge funds	$53	$3	$(3)	$—	$53
Other funds
Absolute return funds
Relative value	—	(2)	25	—	23
Event driven	39	1	17	—	57
Equity hedge	22	(1)	(21)	—	—
Macro	21	1	—	—	22
Private equity funds	252	15	34	—	301
Private real estate funds	156	28	(2)	—	182
Insurance contracts	23	1	1	—	25
Other	61	—	28	—	89
Total	$627	$46	$79	$—	$752

(In millions)	Beginning Balance at Dec 31, 2009	Actual return on plan assets(1)	Purchases, issuances, settlements	Transfers in and/or out of Level 3	Ending Balance at Dec 31, 2010
Fixed-income securities
Non-investment grade bonds	$49	$(11)	$(38)	$—	$—
Fixed-income hedge funds	171	3	(121)	—	53
Other funds
Absolute return funds
Event driven	36	4	(1)	—	39
Equity hedge	19	3	—	—	22
Macro	—	1	20	—	21
Private equity funds	242	21	(11)	—	252
Private real estate funds	125	17	14	—	156
Insurance contracts	22	—	1	—	23
Other	66	—	(5)	—	61
Total	$730	$38	$(141)	$—	$627

(1)	The actual return on plan assets for assets still held at December 31, 2011 and December 31, 2010 was $1 million and $52 million, respectively.

The Plan limits the use of derivatives through direct or separate account investments such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging purposes or to gain market exposure in a non-speculative manner. The fair market value of the Plan’s derivatives through direct or separate account investments was less than $1 million as of December 31, 2011 and December 31, 2010.

In addition, assets are held in trust for non-U.S. Pension Benefits plans, primarily in the U.K. and Canada which are governed locally in accordance with specific jurisdictional requirements. These assets are overseen by local management in Canada and by trustees with a combination of members representing plan participants and local management in the U.K. Investments in the non-U.S. Pension Benefits plans consist primarily of fixed-income securities and equity securities and had a fair market value of $621 million and $597 million at December 31, 2011 and December 31, 2010, respectively.

These investments are valued using quoted prices in active markets (Level 1) as well as significant observable inputs (Level 2). Investments with significant unobservable inputs (Level 3) are immaterial in the non-U.S. Pension Benefits plans.

The fair market value of assets related to our Other Benefits was $396 million and $433 million as of December 31, 2011 and December 31, 2010, respectively. These assets included $172 million and $186 million at December 31, 2011 and December 31, 2010, respectively, that were invested in the master trust described above and are therefore invested in the same assets described above. The remaining investments are held within Voluntary Employees’ Beneficiary Association (VEBA) trusts. The assets of the VEBAs are also overseen by the Investment Committee and managed by the same investment fiduciary that manages the master trust’s investments. These assets are generally invested in mutual funds. These investments are valued primarily using quoted prices in active markets (Level 1) as well as significant observable inputs (Level 2). There were no Level 3 investments in the VEBAs at December 31, 2011 or December 31, 2010.

The table below details assets by category for our Other Benefits plans. These assets consist primarily of publicly-traded equity securities and publicly-traded fixed-income securities.

Other Benefits Asset Information	Percent of Plan Assets at Dec 31:
Asset category	2011	2010
Fixed-income securities	47%	51%
U.S. equities	40%	32%
International equities	10%	11%
Cash and cash equivalents	3%	6%
Total	100%	100%

Note 15: Income Taxes
The provision for federal and foreign income taxes consisted of the following:

(In millions)	2011	2010	2009
Current income tax expense
Federal	$371	$205	$669
Foreign	46	39	15
Deferred income tax expense (benefit)
Federal	387	465	257
Foreign	(11)	(120)	12
Total	$793	$589	$953

The expense for income taxes differs from the U.S. statutory rate due to the following:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	(1.0)%	(1.1)%	(0.9)%
Tax settlements and refund claims	(2.6)%	(8.0)%	(0.9)%
Domestic manufacturing deduction benefit	(1.8)%	(1.7)%	(0.9)%
Foreign income tax rate differential	0.2%	0.8%	0.1%
Other, net	(0.3)%	(0.8)%	0.1%
Effective tax rate	29.5%	24.2%	32.5%
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The Internal Revenue Service (IRS) has completed their examination of our tax returns through 2008. During 2011, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of a Minimum Tax Refund claim for the 2006–2008 IRS examination cycle (2011 Tax Settlement). As a result, our unrecognized tax benefits decreased by approximately $60 million, inclusive of $14 million of interest, all of which increased our income from continuing operations. In 2010, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of a Minimum Tax Refund claim for the 1998–2005 IRS examination cycle (2010 Tax Settlement). As a result, we recorded a reduction in our unrecognized tax benefits from continuing and discontinued operations of $281 million, which decreased our tax expense by $259 million, including $170 million from continuing operations and $89 million from discontinued operations. The decrease in tax expense in 2010 included $56 million related to interest.

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

Domestic income from continuing operations before taxes was $2,604 million, $2,699 million and $2,806 million in 2011, 2010 and 2009, respectively, and foreign income (loss) from continuing operations before taxes was $86 million, $(267) million and $124 million in 2011, 2010 and 2009, respectively. At December 31, 2011, foreign earnings of approximately $300 million have been retained by foreign subsidiaries for reinvestment. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely invested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation. Total federal and foreign tax payments, net of refunds and credits, were $426 million, $337 million and $208 million in 2011, 2010 and 2009, respectively.

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

The balance of unrecognized tax benefits at December 31, 2011, exclusive of interest, was $167 million, the majority of which would affect earnings if recognized. The balance of unrecognized tax benefits at December 31, 2010, exclusive of interest, was $188 million, the majority of which would affect earnings if recognized. During 2011, the $21 million net decrease in the balance of our unrecognized tax benefits is primarily a result of the 2011 Tax Settlement. During 2010, the $281 million decrease to our unrecognized tax benefits was primarily due to the 2010 Tax Settlement.

We accrue interest related to unrecognized tax benefits in tax expense. Primarily as a result of the Tax Settlement in 2011, we recorded $14 million of income related to interest which, net of the federal tax expense, was $9 million. In the twelve months ended December 31, 2010 and December 31, 2009, respectively, we recorded $90 million of interest income and $27 million of interest expense which, net of the federal tax, was $57 million of interest income and $17 million of interest expense in 2010 and 2009, respectively. At December 31, 2011 and December 31, 2010, we had $17 million and $33 million, respectively, of interest accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $11 million and $23 million, respectively. In the ordinary course of business, we may take new tax positions that could increase or decrease our unrecognized tax benefits in future periods.

A rollforward of our unrecognized tax benefits was as follows:

(In millions)	2011	2010	2009
Unrecognized tax benefits, beginning of year	$188	$469	$415
Additions based on current year tax positions	22	14	20
Additions based on prior year tax positions	12	32	34
Reductions based on prior year tax positions	(55)	(317)	—
Settlements with taxation authorities	—	(10)	—
Unrecognized tax benefits, end of year	$167	$188	$469

It is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, may decrease by up to $60 million, the majority of which will not impact earnings, as a result of resolving issues protested to the IRS Appeals Division for the 2006–2008 tax years which were not included as part of the 2011 Tax Settlement.
We generally account for our state income tax expense as a deferred contract cost, as we can generally recover this expense through the pricing of our products and services to the U.S. Government. We include this deferred amount in contracts in process until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. Net state income tax expense allocated to our contracts was $16 million, $59 million and $25 million in 2011, 2010 and 2009, respectively. We include state income tax expense allocated to our contracts in administrative and selling expenses.

Deferred income taxes consisted of the following at December 31:

(In millions)	2011	2010
Current deferred tax assets (liabilities)
Other accrued expenses and reserves	$165	$167
Accrued employee compensation and benefits	203	241
Contracts in process and inventories	(147)	(142)
Deferred income taxes-current	$221	$266
Noncurrent deferred tax assets (liabilities)
Net operating loss and tax credit carryforwards	$163	$159
Pension benefits	1,922	1,158
Other retiree benefits	119	122
Depreciation and amortization	(1,368)	(1,337)
Other	(184)	(143)
Deferred income taxes-noncurrent	$652	$(41)

As of December 31, 2011, we had foreign net operating loss carryforwards of approximately $565 million, of which $531 million was generated in the United Kingdom. We believe that we will have sufficient taxable income to realize this deferred tax asset, as any net operating loss generated in the United Kingdom may be carried forward indefinitely.

The federal tax (benefit) expense related to discontinued operations was $2 million, $(110) million and $1 million in 2011, 2010 and 2009, respectively.

Note 16: Business Segment Reporting
Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services.

IDS is a leading provider of integrated air and missile defense, radar solutions, and naval combat and ship electronic systems. Through world class mission systems integration and technology expertise, IDS delivers combat-proven performance against the complete spectrum of airborne and ballistic missile threats and is a world leader in large-scale radar development, technology and production.

IIS is a leader in intelligence, surveillance and reconnaissance (ISR), advanced cyber solutions, and U.S. Department of Defense (DoD) space, weather and environmental solutions. Approximately half of its business is for classified customers.

MS is a premier developer and producer of missile systems for the armed forces of the United States and other allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting, and netted systems, MS develops and supports a broad range of cutting-edge weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles and directed energy effectors.

NCS is a leading provider of net-centric enabled mission solutions for federal, state and local government and civil customers. NCS leverages its capabilities in networking, sensors, command and control, and communications to develop and produce solutions for customers in key markets such as U.S. Army modernization, international and domestic homeland security, civil communications, and transportation solutions.

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

TS provides a full spectrum of technical, scientific and professional services to defense, federal, international and commercial customers worldwide. It specializes in training, logistics, engineering services and solutions, product and operational support services for the mission support, homeland security, space, civil aviation, counter proliferation and counterterrorism markets.

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

Segment financial results were as follows:

Total Net Sales (In millions)	2011	2010	2009
Integrated Defense Systems	$4,958	$5,470	$5,525
Intelligence and Information Systems	3,015	2,757	3,204
Missile Systems	5,590	5,732	5,561
Network Centric Systems	4,497	4,918	4,822
Space and Airborne Systems	5,255	4,830	4,582
Technical Services	3,353	3,472	3,161
Corporate and Eliminations	(1,811)	(1,996)	(1,974)
Total	$24,857	$25,183	$24,881

Intersegment Sales (In millions)	2011	2010	2009
Integrated Defense Systems	$68	$88	$126
Intelligence and Information Systems	13	14	19
Missile Systems	61	94	57
Network Centric Systems	461	502	481
Space and Airborne Systems	510	586	611
Technical Services	763	739	710
Total	$1,876	$2,023	$2,004

We must calculate our pension and post retirement benefit costs under both FAS requirements under GAAP and CAS. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not indicative of the funding requirements for pension and postretirement plans that we determine by other factors. CAS prescribes the allocation to and recovery of pension and other postretirement costs on U.S. Government contracts. The results of each segment only include pension and postretirement expense as determined under CAS. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both FAS and CAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension and postretirement cost. The FAS/CAS Adjustment, which is reported as a separate line in our segment results above, represents the difference between our pension and PRB expense or income under FAS requirements under GAAP and our pension and PRB expense under CAS.

Operating Income (In millions)	2011	2010	2009
Integrated Defense Systems	$836	$870	$847
Intelligence and Information Systems	159	(157)	252
Missile Systems	693	650	599
Network Centric Systems	667	692	663
Space and Airborne Systems	717	676	635
Technical Services	312	297	212
FAS/CAS Adjustment	(337)	(187)	80
Corporate and Eliminations	(190)	(234)	(246)
Total	$2,857	$2,607	$3,042

The components of operating income related to Corporate and Eliminations were as follows:

(In millions)	2011	2010	2009
Intersegment profit eliminations	$(177)	$(189)	$(173)
Corporate	(13)	(45)	(73)
Total	$(190)	$(234)	$(246)

Intersegment Operating Income (In millions)	2011	2010	2009
Integrated Defense Systems	$5	$6	$8
Intelligence and Information Systems	1	1	2
Missile Systems	8	14	7
Network Centric Systems	46	43	41
Space and Airborne Systems	47	56	52
Technical Services	70	69	63
Total	$177	$189	$173

Capital Expenditures (In millions)	2011	2010	2009
Integrated Defense Systems	$80	$61	$52
Intelligence and Information Systems	27	50	23
Missile Systems	63	41	49
Network Centric Systems	50	67	64
Space and Airborne Systems	77	78	60
Technical Services	24	11	5
Corporate	19	11	27
Total	$340	$319	$280

Depreciation and Amortization (In millions)	2011	2010	2009
Integrated Defense Systems	$78	$75	$68
Intelligence and Information Systems	47	45	43
Missile Systems	55	53	55
Network Centric Systems	84	85	77
Space and Airborne Systems	109	84	82
Technical Services	16	16	17
Corporate	58	62	60
Total	$447	$420	$402

Identifiable Assets (In millions)	2011	2010
Integrated Defense Systems	$1,909	$1,849
Intelligence and Information Systems	2,442	2,374
Missile Systems	5,214	4,921
Network Centric Systems	4,242	4,409
Space and Airborne Systems	4,700	4,232
Technical Services	1,399	1,376
Corporate	5,948	5,261
Total	$25,854	$24,422

Total Net Sales by Geographic Areas (In millions)	United States	Asia/ Pacific	MENA(1)	All Other (Principally Europe)	Total
2011	$18,690	$2,556	$2,216	$1,395	$24,857
2010	19,400	2,664	1,854	1,265	25,183
2009	19,618	2,470	1,216	1,577	24,881

(1)	MENA is defined as the Middle East and North Africa.

The country of destination was used to attribute sales to either the United States or outside the United States (including foreign military sales through the U.S. Government of $3.0 billion, $3.3 billion and $2.8 billion in 2011, 2010 and 2009, respectively). Sales to our major customer, the U.S. Government, excluding foreign military sales, were $18,360 million, $19,041 million and $19,240 million in 2011, 2010 and 2009, respectively. Included in U.S. Government sales were sales to the U.S. Department of Defense, excluding foreign military sales, of $17,309 million, $18,080 million and $18,195 million in 2011, 2010 and 2009, respectively.

Long-lived Assets by Geographic Area (In millions)	United States	All Other (Principally Europe)	Total
December 31, 2011	$1,879	$127	$2,006
December 31, 2010	1,885	118	2,003

Note 17: Quarterly Operating Results (Unaudited)

(In millions, except per share amounts, stock prices and workdays)
2011	First(3)	Second	Third(5)	Fourth
Total net sales	$6,062	$6,222	$6,132	$6,441
Gross margin	1,158	1,280	1,306	1,416
Income from continuing operations	388	445	509	555
Net income attributable to Raytheon Company	384	438	501	543
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$1.07	$1.23	$1.43	$1.58
Diluted	1.06	1.23	1.43	1.58
EPS attributable to Raytheon Company common stockholders(1)
Basic	1.07	1.23	1.43	1.58
Diluted	1.06	1.23	1.43	1.57
Cash dividends per share
Declared	0.430	0.430	0.430	0.430
Paid	0.375	0.430	0.430	0.430
Common stock prices
High	$52.51	$51.49	$49.63	$49.07
Low	46.09	47.93	38.83	39.50
Workdays(2)	64	64	63	57

2010	First	Second(4)	Third(6)	Fourth(7)
Total net sales	$6,053	$5,973	$6,272	$6,885
Gross margin	1,269	935	1,297	1,379
Income from continuing operations	461	219	649	514
Net income attributable to Raytheon Company	445	208	728	459
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$1.20	$0.56	$1.72	$1.38
Diluted	1.18	0.56	1.71	1.37
EPS attributable to Raytheon Company common stockholders(1)
Basic	1.18	0.55	1.96	1.26
Diluted	1.16	0.55	1.94	1.25
Cash dividends per share
Declared	0.375	0.375	0.375	0.375
Paid	0.310	0.375	0.375	0.375
Common stock prices
High	$57.29	$60.01	$50.59	$48.33
Low	50.73	50.38	43.21	44.45
Workdays(2)	60	64	63	62

(1)	EPS is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for each year.

(2)	Number of workdays per our fiscal calendar, which excludes holidays and weekends.

(3)
During the first quarter 2011, RSL was notified by the U.K. Border Agency that it had given notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL. The impact of the adjustment reduced IIS operating income by $80 million.

(4)
During the second quarter 2010, RSL was notified by the U.K. Border Agency that it had been terminated for default on a program. The impact of the adjustment reduced IIS total net sales and operating income by $316 million and $395 million in the second quarter and the six months ended June 27, 2010, respectively.

(5)
During the third quarter 2011, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of the 2011 Tax Settlement. As a result, our unrecognized tax benefits decreased by approximately $60 million, inclusive of $14 million of interest, all of which increased our earnings.

(6)
During the third quarter 2010, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of the 2010 Tax Settlement. As a result, we recorded a reduction in our unrecognized tax benefits from continuing and discontinued operations of $281 million, which decreased our tax expense by $259 million, including $170 million from continuing operations and $89 million from discontinued operations. The decrease in tax expense included $56 million related to interest.

(7)
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

In the first quarter of 2012, we completed the final wind down of our residual turbo-prop commuter aircraft portfolio (Raytheon Airline Aviation Services), including disposal or abandonment of the remaining individual assets, and all operations have ceased. As such, the results of operations will be reclassified to discontinued operations in the first quarter of 2012. The sale of the remaining operating assets in the first quarter of 2012 resulted in a gain of less than $1 million. The revenues, operating income and cash flows associated with such aircraft portfolio for the years ended December 31, 2011, 2010 and 2009 are presented in the table below.

(In millions)	2011	2010	2009
Revenue	$66	$33	$38
Operating Income	27	(6)	(13)
Cash Flow	86	39	47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of December 31, 2011.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 were effective.

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

Attestation Report of the Independent Registered Public Accounting Firm—The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of our Board of Directors is contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained after Part I of this Form 10-K. Information regarding Section 16(a) compliance is contained in our definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our definitive proxy statement under the caption “The Board of Directors and Board Committees” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our code of ethics is contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Corporate Governance—Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board of Directors since we described the procedures in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. Information regarding the procedures is contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Corporate Governance—Director Nomination Process.”

ITEM 11. EXECUTIVE COMPENSATION

This information is contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Director Compensation,” and “The Board of Directors and Board Committees—Compensation

Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and for directors and executive officers is contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference. Information regarding securities authorized for issuance under our executive compensation plans is contained in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the captions “Corporate Governance—Board Independence,” “Corporate Governance—Transactions with Related Persons” and “Stock Ownership—Five Percent Stockholders” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is contained in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Independent Auditors: Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	The following financial statements of Raytheon Company, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Five Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 22, 2012 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2011, 2010 and 2009 and on the Company’s internal control over financial reporting as of December 31, 2011 is included in Part II, Item 8 of this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.

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

3.5
Indenture relating to Senior Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

3.6
Indenture relating to Subordinated Debt Securities dated as of July 3, 1995 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.1
Supplemental Indenture dated as of December 17, 1997 between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

4.2
Second Supplemental Indenture, dated as of May 9, 2001, between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 10, 2001, is hereby incorporated by reference.

4.3	Form of Senior Debt Securities, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

4.4	Form of Subordinated Debt Securities, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333- 58474, is hereby incorporated by reference.

4.5	Certificate of Trust of RC Trust I, filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-58474, is hereby incorporated by reference.

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

4.7
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

4.8
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

4.9
Warrant Agreement dated May 10, 2006 between Raytheon Company and American Stock Transfer & Trust Company, as warrant agent, filed as an exhibit to the Company’s Current Report on Form 8-K filed June 9, 2006, is hereby incorporated by reference.

4.10	Form of 4.40% Notes due 2020, filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 19, 2009, is hereby incorporated by reference.

4.11	Form of 1.625% Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.12	Form of 3.125% Notes due 2020, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.13	Form of 4.875% Notes due 2040, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.14	Form of 1.40% Notes due 2014, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 6, 2011, is hereby incorporated by reference.

4.15	Form of 4.70% Notes due 2041, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 6, 2011, is hereby incorporated by reference.

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

10.18
Form of Restricted Stock Agreement under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.19
Form of Restricted Stock Unit Agreement under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.20
Form of Performance Stock Unit Award Agreement under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.21
Form of Restricted Stock Unit Agreement for U.K. employees under the Raytheon 2010 Stock Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

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

10.42
Letter Agreement dated February 21, 2006 between Raytheon Company and David C. Wajsgras, filed as an exhibit to the Company’s Current Report on Form 8-K filed February 28, 2006, is hereby incorporated by reference.

10.43
Letter Agreement dated March 2, 2006 between Raytheon Company and Taylor W. Lawrence, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 6, 2006, is hereby incorporated by reference.

10.44	Summary of the Long-Term Performance Plan dated January 24, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.45
Form of Raytheon Company Performance Share Award Agreement under the Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed May 9, 2006, is hereby incorporated by reference.

10.46	Summary of the Raytheon Company Results-Based Incentive Program, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.47	Summary of the Raytheon Company Long-Term Performance Plan, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 14, 2006, is hereby incorporated by reference.

10.48
Stock Purchase Agreement by and among, Hawker Beechcraft Corporation, Greenbulb Limited, Raytheon Company, Raytheon Aircraft Holdings, Inc. and Raytheon Aircraft Services Limited dated as of December 20, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 22, 2006, is hereby incorporated by reference.

10.49
Form of Performance Share Award with respect to the Long-Term Performance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007, is hereby incorporated by reference.

10.50
Form of Indemnification Agreement between the Company and each of its directors and executive officers, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2007, is hereby incorporated by reference.

10.51
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

10.52
Two-Year and One-Day Competitive Advance and Revolving Credit Agreement by and among Raytheon Company, as the Borrower, the Lenders named therein, and the Syndication Agent, Documentation Agents and Administrative Agent named therein, dated as of November 17, 2010, filed as an exhibit to the Company’s Current Report on Form 8-K filed November 23, 2010, is hereby incorporated by reference.

10.53	Form of Clawback Policy Acknowledgement, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, is hereby incorporated by reference.

10.54
Separation Agreement dated August 3, 2010 between Raytheon Company and Daniel L. Smith, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010, is hereby incorporated by reference.

10.55
Five-Year Competitive Advance and Revolving Credit Facility by and among Raytheon Company, as the Borrower, the Lenders named therein, Bank of America, N.A., as Syndication Agent, Citibank, N.A. and Credit Suisse AG, Cayman Islands Branch, as Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of December 13, 2011, filed as an exhibit to the Company's Current Report on Form 8-K filed December 16, 2011, is hereby incorporated by reference.

12	Statement regarding Computation of Ratio of Earnings to Fixed Charges for the year ended December 31, 2011.*

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

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

Dated: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ William H. Swanson	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2012
William H. Swanson

/s/ David C. Wajsgras	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2012
David C. Wajsgras

/s/ Michael J. Wood	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2012
Michael J. Wood

/s/ James E. Cartwright	Director	February 22, 2012
James E. Cartwright

/s/ Vernon E. Clark	Director	February 22, 2012
Vernon E. Clark

/s/ John M. Deutch	Director	February 22, 2012
John M. Deutch

/s/ Stephen J. Hadley	Director	February 22, 2012
Stephen J. Hadley

/s/ Frederic M. Poses	Director	February 22, 2012
Frederic M. Poses

/s/ Michael C. Ruettgers	Director	February 22, 2012
Michael C. Ruettgers

SIGNATURES	TITLE	DATE

/s/ Ronald L. Skates	Director	February 22, 2012
Ronald L. Skates

/s/ William R. Spivey	Director	February 22, 2012
William R. Spivey

/s/ Linda G. Stuntz	Director	February 22, 2012
Linda G. Stuntz