Form 10-Q
period 2012-04-01
RAYTHEON CO/
filed 2012-04-26
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 23, 2012 was 333,338,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance including with respect to our liquidity and capital resources, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits and the outcome of legal and administrative proceedings, claims, investigations, and commitments and contingencies. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Apr 1, 2012	Dec 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$3,541	$4,000
Contracts in process, net	4,838	4,526
Inventories	395	336
Deferred taxes	229	221
Prepaid expenses and other current assets	182	226
Total current assets	9,185	9,309
Property, plant and equipment, net	1,979	2,006
Deferred taxes	575	657
Goodwill	12,544	12,544
Other assets, net	1,344	1,338
Total assets	$25,627	$25,854
LIABILITIES AND EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$2,360	$2,542
Accounts payable	1,199	1,507
Accrued employee compensation	859	941
Other accrued expenses	1,313	1,140
Total current liabilities	5,731	6,130
Accrued retiree benefits and other long-term liabilities	6,787	6,774
Deferred taxes	4	5
Long-term debt	4,606	4,605
Commitments and contingencies (Note 9)
Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 333 and 339 shares outstanding at April 1, 2012 and December 31, 2011, respectively, after deducting 171 and 163 treasury shares at April 1, 2012 and December 31, 2011, respectively.	3	3
Additional paid-in capital	11,774	11,676
Accumulated other comprehensive loss	(6,817)	(7,001)
Treasury stock, at cost	(8,562)	(8,153)
Retained earnings	11,938	11,656
Total Raytheon Company stockholders’ equity	8,336	8,181
Noncontrolling interests in subsidiaries	163	159
Total equity	8,499	8,340
Total liabilities and equity	$25,627	$25,854
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In millions, except per share amounts)	Apr 1, 2012	Apr 3, 2011
Net sales
Products	$4,899	$5,041
Services	1,039	1,011
Total net sales	5,938	6,052
Operating expenses
Cost of sales—products	3,785	4,061
Cost of sales—services	874	837
Administrative and selling expenses	405	426
Research and development expenses	168	139
Total operating expenses	5,232	5,463
Operating income	706	589
Non-operating (income) expense
Interest expense	50	43
Interest income	(2)	(4)
Other (income) expense	(8)	—
Total non-operating (income) expense, net	40	39
Income from continuing operations before taxes	666	550
Federal and foreign income taxes	212	164
Income from continuing operations	454	386
Income (loss) from discontinued operations, net of tax	(2)	3
Net income	452	389
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	4	5
Net income attributable to Raytheon Company	$448	$384
Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.33	$1.07
Income (loss) from discontinued operations, net of tax	—	0.01
Net income	1.33	1.07
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.33	$1.06
Income (loss) from discontinued operations, net of tax	—	0.01
Net income	1.32	1.06
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$450	$381
Income (loss) from discontinued operations, net of tax	(2)	3
Net income	$448	$384
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Net income	$452	$389
Other comprehensive income (loss), before tax:
Foreign exchange translation	23	41
Cash flow hedges and interest rate locks	6	8
Pension and other employee benefit plans:
Net change in initial net obligation	—	1
Amortization of prior service cost included in net periodic expense	1	2
Amortization of net actuarial loss included in net income	240	200
Effect of exchange rates	—	(1)
Defined benefit pension and other employee benefit plans, net	241	202
Other comprehensive income (loss), before tax	270	251
Income tax (expense) benefit related to items of other comprehensive income	(86)	(70)
Other comprehensive income (loss), net of tax	184	181
Total comprehensive income (loss)	636	570
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	4	5
Comprehensive income (loss) attributable to Raytheon Company	$632	$565
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Three months ended April 1, 2012 and April 3, 2011 (In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss)	Treasury stock	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2010	$4	$11,406	$(5,146)	$(6,900)	$10,390	$9,754	$136	$9,890
Net income					384	384	5	389
Other comprehensive income (loss)			181			181		181
Dividends declared					(154)	(154)		(154)
Common stock plans activity		29				29		29
Warrants exercised		13				13		13
Treasury stock activity				(295)		(295)		(295)
Balance at April 3, 2011	$4	$11,448	$(4,965)	$(7,195)	$10,620	$9,912	$141	$10,053

Balance at December 31, 2011	$3	$11,676	$(7,001)	$(8,153)	$11,656	$8,181	$159	$8,340
Net income					448	448	4	452
Other comprehensive income (loss)			184			184		184
Dividends declared					(166)	(166)		(166)
Common stock plans activity		98				98		98
Treasury stock activity				(409)		(409)		(409)
Balance at April 1, 2012	$3	$11,774	$(6,817)	$(8,562)	$11,938	$8,336	$163	$8,499
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Cash flows from operating activities
Net income	$452	$389
(Income) loss from discontinued operations, net of tax	2	(3)
Income from continuing operations	454	386
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	112	104
Stock-based compensation	27	31
Deferred income taxes	11	(9)
Tax benefit from stock-based awards	(5)	—
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(484)	(560)
Inventories	(59)	(51)
Prepaid expenses and other current assets	67	—
Accounts payable	(307)	(223)
Income taxes receivable/payable	120	169
Accrued employee compensation	(81)	(87)
Other accrued expenses	19	29
Other long-term liabilities	2	14
Pension and other postretirement benefit plans	254	257
Other, net	(19)	—
Net cash provided by (used in) operating activities from continuing operations	111	60
Net cash provided by (used in) operating activities from discontinued operations	4	(45)
Net cash provided by (used in) operating activities	115	15
Cash flows from investing activities
Additions to property, plant and equipment	(70)	(50)
Additions to capitalized internal use software	(20)	(26)
Payments for purchases of acquired companies, net of cash received	—	(500)
Net cash provided by (used in) investing activities	(90)	(576)
Cash flows from financing activities
Dividends paid	(146)	(135)
Repurchases of common stock	(400)	(312)
Proceeds from warrants exercised	—	13
Activity under common stock plans	57	17
Tax benefit from stock-based awards	5	—
Net cash provided by (used in) financing activities	(484)	(417)
Net increase (decrease) in cash and cash equivalents	(459)	(978)
Cash and cash equivalents at beginning of the year	4,000	3,638
Cash and cash equivalents at end of period	$3,541	$2,660
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

We prepared the accompanying unaudited consolidated financial statements of Raytheon Company and all wholly-owned and majority-owned domestic and otherwise controlled foreign subsidiaries on the same basis as our annual audited financial statements.
In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and with the instructions to Form 10-Q in Article 10 of Securities and Exchange Commission (SEC) Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and any such differences may be material to our financial statements. In addition, we reclassified certain prior year amounts to conform with our current year presentation. As discussed in more detail below in Note 6: "Discontinued Operations" and elsewhere in this Quarterly Report on Form 10-Q, during the first quarter of 2012, we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, Raytheon Airline Aviation Services LLC (RAAS), and all operations have ceased. As a result, we reclassified RAAS results as a discontinued operation for all periods presented. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.
We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with GAAP. Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.
We have evaluated subsequent events through the time of filing our Quarterly Report on Form 10-Q with the SEC.

Note 2: Changes in Estimates under Percentage of Completion Contract Accounting

Raytheon has a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (for example, the number and type of milestone events), technical requirements (for example, a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any adjustments to net sales, costs of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance, and in an increase in operating profit during the performance of individual contracts if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating profit if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Our operating income included net EAC adjustments resulting from changes in estimates of approximately $140 million and $45 million for the three months ended April 1, 2012 and April 3, 2011, respectively. These adjustments increased our earnings from continuing operations attributable to Raytheon Company common stockholders by approximately $91 million ($0.27 per diluted share) and $25 million ($0.07 per diluted share) for the three months ended April 1, 2012 and April 3, 2011, respectively.

Note 3: Inventories

Inventories consisted of the following at:

(In millions)	Apr 1, 2012	Dec 31, 2011
Materials and purchased parts	$83	$60
Work in process	298	264
Finished goods	14	12
Total	$395	$336
We capitalize costs incurred in advance of contract award or funding in inventories if we determine contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $140 million and $121 million in inventories as work in process at April 1, 2012 and December 31, 2011, respectively.

Note 4: Accounting Standards

New pronouncements issued but not effective until after April 1, 2012 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 5: Acquisitions

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.
On January 31, 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST), for $500 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. RAST provides advanced intelligence, surveillance and reconnaissance solutions to enhance global security. The acquisition is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets. Pro forma financial information has not been provided for this acquisition since it is not material. In connection with this acquisition, in the three months ended April 3, 2011 we recorded $387 million of goodwill, all of which was allocated to the Company’s SAS segment, primarily related to expected synergies from combining operations and the value of RAST’s assembled workforce, and $89 million in intangible assets, primarily related to contractual relationships, license agreements and trade names with a weighted average life of 7 years.
A rollforward of our goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2011	$765	$1,775	$3,467	$2,616	$3,050	$871	$12,544
Acquisitions	—	(1)	—	—	—	—	(1)
Effect of foreign exchange rates and other	—	—	—	—	—	1	1
Balance at April 1, 2012	$765	$1,774	$3,467	$2,616	$3,050	$872	$12,544

During the first quarter of 2012, based on the final review of the valuation results, we completed the purchase price allocations for Henggeler Computer Consultants Inc. and Pikewerks Corporation, which were acquired during the fourth quarter of 2011. The analysis resulted in immaterial adjustments to goodwill totaling approximately $1 million.

Note 6: Discontinued Operations

In pursuing our business strategies, we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, during the first quarter of

2012 we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, Raytheon Airline Aviation Services LLC (RAAS), and all operations have ceased. As a result, we have reported the results of RAAS as a discontinued operation for all periods presented. The sale of the remaining operating assets in the first quarter of 2012 resulted in a gain of less than $1 million.
Income from discontinued operations included the following results of RAAS:

	Three Months Ended
	Pretax		After-tax
(In millions)	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011
Raytheon Airline Aviation Services LLC	$—	$3	$—	$2
No interest expense relating to RAAS was allocated to discontinued operations for the three months ended April 1, 2012 and April 3, 2011 because there was no debt specifically attributable to discontinued operations.
We retained certain assets and liabilities of our previously disposed businesses. At April 1, 2012 and December 31, 2011, we had $13 million and $19 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables from the previously sold Raytheon Aircraft Company (Raytheon Aircraft). At April 1, 2012 and December 31, 2011, we had $43 million and $44 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities, various contract obligations and aircraft lease obligations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we included in our pension disclosures.

Note 7: Fair Value Measurements

The estimated fair value of certain financial instruments, including cash and cash equivalents, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $4,606 million and $4,605 million at April 1, 2012 and December 31, 2011, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of $5,136 million and $5,121 million at April 1, 2012 and December 31, 2011, respectively, was based on quoted market prices in active markets, which falls within Level 1 of the fair value measurement hierarchy.
We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of April 1, 2012 and December 31, 2011. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended April 1, 2012 or the year ended December 31, 2011.
Assets and liabilities measured at fair value on a recurring basis consisted of the following:

(In millions)	Level 1	Level 2	Level 3	Balances at Apr 1, 2012
Assets
Marketable securities held in trust	$382	$—	$—	$382
Foreign currency forward contracts	14	—	—	14
Liabilities
Deferred compensation	235	—	—	235
Foreign currency forward contracts	13	—	—	13
(In millions)	Level 1	Level 2	Level 3	Balances at Dec 31, 2011
Assets
Marketable securities held in trust	$363	$—	$—	$363
Foreign currency forward contracts	12	—	—	12
Liabilities
Deferred compensation	223	—	—	223
Foreign currency forward contracts	22	—	—	22

Note 8: Derivative Financial Instruments

Our primary market exposures are to interest rates and foreign exchange rates and we use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions that we judge to be credit-

worthy, and the majority of our foreign currency forward contracts are denominated in currencies of major industrial countries. We do not hold or issue derivative financial instruments for trading or speculative purposes.
The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Apr 1, 2012	Dec 31, 2011	Apr 1, 2012	Dec 31, 2011
Derivatives designated as hedging instruments	$11	$11	$11	$17
Derivatives not designated as hedging instruments	3	1	2	5
Total	$14	$12	$13	$22
We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Effective Portion
Gain (loss) recognized in accumulated other comprehensive loss (AOCL)	$5	$12
Gain (loss) reclassified from AOCL to net sales	—	—
Gain (loss) reclassified from AOCL to cost of sales	(1)	3
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in cost of sales	—	—
We recognized the following pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Gain (loss) recognized in net sales	$(2)	$—
Gain (loss) recognized in cost of sales	(1)	7
There were no interest rate swaps outstanding at April 1, 2012 or December 31, 2011.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $890 million and $941 million at April 1, 2012 and December 31, 2011, respectively.
Our foreign currency forward contracts contain off-set, or netting provisions, to mitigate credit risk in the event of counterparty default, including payment default and cross default. At April 1, 2012, and December 31, 2011, these netting provisions effectively reduced our exposure to less than $1 million, which is spread across numerous highly rated counterparties.

Note 9: Commitments and Contingencies

Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates regarding remediation costs to be incurred were as follows:

(In millions, except percentages)	Apr 1, 2012	Dec 31, 2011
Total remediation costs—undiscounted	$224	$227
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$156	$152
Recoverable portion	108	105

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
Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2022. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at April 1, 2012 and December 31, 2011 were as follows:

(In millions)	Apr 1, 2012	Dec 31, 2011
Guarantees	$256	$256
Letters of Credit	1,242	1,275
Surety Bonds	231	233
Included in guarantees and letters of credit were $109 million and $237 million, respectively, at April 1, 2012, and $109 million and $240 million, respectively, at December 31, 2011, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, or meet project performance or other contractual obligations described above. At April 1, 2012, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at April 1, 2012. At April 1, 2012 and December 31, 2011, we had an estimated liability of $5 million and $6 million, respectively, related to guarantees and letters of credit.
In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon program. Loan repayments by the Brazilian Government were current at April 1, 2012.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At April 1, 2012, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring the contractor to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary country-by-country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.
Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. We do not expect these audits and investigations to have a material adverse effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which began live operations in May 2009 and had been operating successfully and providing actionable information through at least April 2011 when RSL's exit obligations ended. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $560 million based on foreign exchange rates as of April 1, 2012) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in IIS’ operating expenses in the first quarter of 2011.
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $800 million based on foreign exchange rates as of April 1, 2012) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $664 million based on foreign exchange rates as of April 1, 2012). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at April 1, 2012 and December 31, 2011. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.
In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.
Product Warranty—We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.
Activity related to our product warranty accruals was as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Balance at beginning of period	$38	$43
Provisions for warranties	1	2
Warranty services provided	(3)	(3)
Balance at end of period	$36	$42
We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 10: Stockholders’ Equity

Repurchases of our common stock under our share repurchase programs were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Amount of stock repurchased	$400	$312
Shares of stock repurchased	7.9	6.1
In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At April 1, 2012, we had approximately $1.8 billion available under this repurchase program. All previous programs have been completed as of April 1, 2012. Share repurchases will take place from time to time at management’s discretion depending on market conditions.
In March 2012, our Board of Directors authorized a 16% increase to our annual dividend payout rate from $1.72 to $2.00 per share. Our Board of Directors also declared a dividend of $0.50 per share during the three months ended April 1, 2012, compared to dividends of $0.43 per share during the three months ended April 3, 2011. Dividends are subject to quarterly approval by our Board of Directors.
The changes in shares of our common stock outstanding for the three months ended April 1, 2012 were as follows:

(In millions)	Shares
Balance at December 31, 2011	338.9
Stock plan activity	1.8
Treasury stock repurchases	(7.9)
Balance at April 1, 2012	332.8
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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended
	Apr 1, 2012	Apr 3, 2011
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.49	$0.43
Undistributed earnings	0.84	0.64
Total	$1.33	$1.07
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.49	$0.43
Undistributed earnings	0.84	0.63
Total	$1.33	$1.06
Basic EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was a loss of less than $0.01 and income of $0.01 for the three months ended April 1, 2012 and April 3, 2011, respectively. Diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was a loss of less than $0.01 and income of $0.01 for the three months ended April 1, 2012 and April 3, 2011, respectively.
The amount of income from continuing operations attributable to participating securities was $8 million and $6 million for the three months ended April 1, 2012 and April 3, 2011, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was a loss of less than $1 million for three months ended April 1, 2012 and income of less than $1 million for the three months ended April 3, 2011. The amount of net income attributable to participating securities was $8 million and $6 million for the three months ended April 1, 2012 and April 3, 2011, respectively.
The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Shares for basic EPS (including 5.7 and 5.5 participating securities for the three months ended April 1, 2012 and April 3, 2011, respectively.)	337.5	357.4
Dilutive effect of stock options and Long-Term Performance Plan	1.2	2.0
Dilutive effect of warrants	—	1.4
Shares for diluted EPS	338.7	360.8
There were no stock options with exercise prices greater than the average market price that were excluded from our calculation of EPS at April 1, 2012 and April 3, 2011. The following stock options with exercise prices less than the average market price, included in our calculations of EPS were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Stock options included in calculations of EPS	2.8	5.7
Warrants to purchase shares of our common stock with an exercise price of $37.50 per share were included in our calculation of diluted EPS at April 3, 2011. These warrants expired in June 2011.
Stock-based compensation plans
Restricted stock activity for the three months ended April 1, 2012 was as follows:

(In millions)	Shares
Outstanding unvested at December 31, 2011	5.5
Granted	—
Vested	—
Forfeited	(0.1)
Outstanding unvested at April 1, 2012	5.4

During each of the three months ended April 1, 2012 and April 3, 2011, we issued 0.5 million shares of our common stock in connection with the vesting of our 2009–2011 and 2008–2010 Long-Term Performance Plan (LTPP) awards. During the same periods, we also granted our 2012–2014 and 2011–2013 LTPP awards with an aggregate target award of 0.5 million shares for each period.
The performance goals for the 2012–2014 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital, weighted at 50%; total shareholder return relative to a peer group, weighted at 25%; and cumulative free cash flow, weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers.

Other Comprehensive Income
Other comprehensive income (loss) includes foreign currency translation adjustments, gains and losses on derivative instruments qualified as cash flow hedges, unrealized gains (losses) on investments, and gains and losses associated with pension and other postretirement benefits. The computation of other comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income. The related gross, tax and net amounts for each component were as follows:

Three Months Ending April 1, 2012 (In millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation	$23	$—	$23
Cash flow hedges and interest rate locks	6	(2)	4
Pension and other employee benefit plans:
Amortization of prior service cost included in net periodic expense	1	—	1
Amortization of net actuarial loss included in net income	240	(84)	156
Defined benefit pension and other employee benefit plans, net	241	(84)	157
Other comprehensive income (loss)	$270	$(86)	$184

Three Months Ending April 3, 2011 (In millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation	$41	$—	$41
Cash flow hedges and interest rate locks	8	(3)	5
Unrealized gains on investments and other	—	4	4
Pension and other employee benefit plans:
Net change in initial net obligation	1	—	1
Amortization of prior service cost included in net periodic expense	2	(1)	1
Amortization of net actuarial loss included in net income	200	(70)	130
Effect of exchange rates	(1)	—	(1)
Defined benefit pension and other employee benefit plans, net	202	(71)	131
Other comprehensive income (loss)	$251	$(70)	$181

Note 11: Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We also provide various health care and life insurance benefits to certain retired employees through other postretirement benefit plans.
The components of net periodic pension expense were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Service cost	$135	$123
Interest cost	262	266
Expected return on plan assets	(357)	(319)
Amortization of prior service cost included in net periodic pension expense	2	4
Amortization of net actuarial loss included in net income	239	199
Net periodic pension expense	$281	$273

Our net periodic pension expense included expense from foreign benefit plans of $1 million and $4 million in the three months ended April 1, 2012 and April 3, 2011, respectively.
The components of net periodic expense (income) related to our other postretirement benefit plans were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Service cost	$2	$2
Interest cost	10	10
Expected return on plan assets	(8)	(8)
Net change in initial net obligation	—	1
Amortization of prior service cost included in net periodic pension expense	(1)	(2)
Amortization of net actuarial loss included in net income	1	1
Net periodic postretirement expense (income)	$4	$4
Long-term pension and other postretirement benefit plan liabilities were $6,021 million and $401 million, respectively, at April 1, 2012, and $6,012 million and $400 million, respectively, at December 31, 2011.
We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. Effective January 1, 2011, we are subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. We made required contributions of $31 million and $20 million during the three months ended April 1, 2012 and April 3, 2011, respectively, to our pension and other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the three months ended April 1, 2012 and April 3, 2011, however, we periodically evaluate whether to make discretionary contributions.

Note 12: Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The Internal Revenue Service (IRS) has completed their examination of our tax returns through 2008 and we have protested to the IRS Appeals Division certain proposed adjustments related to the federal research tax credit and transfer pricing matters. In addition we are currently under IRS examination for the 2009 through 2012 tax years, with tax years 2011 and 2012 being examined under the Compliance Assurance Process (CAP) program. CAP is a method of identifying and resolving tax issues through open, cooperative, and transparent interaction with the IRS prior to the filing of a return. Through the CAP program, we expect to achieve tax certainty sooner and with less administrative burden than conventional post-filing examinations. This program will most likely shorten and narrow the scope of the post-filing examinations. We are also under audit by multiple state and foreign tax authorities.

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

There were no significant changes in the balance of our unrecognized tax benefits during the three months ended April 1, 2012 and April 3, 2011. The balance of our unrecognized tax benefits, exclusive of interest, was $167 million at April 1, 2012 and December 31, 2011 and $195 million at April 3, 2011 and $188 million at December 31, 2010. If recognized, the majority of our unrecognized tax benefits would affect our earnings.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. At April 1, 2012 and December 31, 2011, we had $19 million and $17 million, respectively of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $12 million and $11 million, respectively.

In the ordinary course of business, we may take new positions that could increase or decrease our unrecognized tax benefits in future periods. It is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, may decrease by up to $60 million, as a result of resolving issues protested to the IRS Appeals Division for the 2006–2008 tax years. We expect that the majority of the decrease would not impact earnings because the resolution of the issues is anticipated to be consistent with the benefit previously recognized.

Note 13: Business Segment Reporting

Our reportable segments, organized based on capabilities and technologies, are: Integrated Defense Systems, Intelligence and Information Systems, Missile Systems, Network Centric Systems, Space and Airborne Systems and Technical Services. Segment net sales and operating income generally include intersegment sales and profit recorded at cost plus a specified fee, which may differ from what the selling entity would be able to obtain on sales to external customers. Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.
As previously disclosed in the Company's 2011 Annual Report on Form 10-K, during the first quarter of 2012 we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, Raytheon Airline Aviation Services LLC (RAAS), and all operations have ceased. As a result, we have reported the results of RAAS, which were formerly included in Corporate and Eliminations, as a discontinued operation for all periods presented. The sale of the remaining operating assets in the first quarter of 2012 resulted in a gain of less than $1 million.
Revised segment sales for the fiscal quarters and year ended 2011 were as follows:

	Three Months Ended				Year Ended
(In millions)	Apr 3, 2011	Jul 3, 2011	Oct 2, 2011	Dec 31, 2011	Dec 31, 2011
Integrated Defense Systems	$1,219	$1,272	$1,176	$1,291	$4,958
Intelligence and Information Systems	750	752	760	753	3,015
Missile Systems	1,329	1,366	1,413	1,482	5,590
Network Centric Systems	1,121	1,135	1,104	1,137	4,497
Space and Airborne Systems	1,265	1,344	1,305	1,341	5,255
Technical Services	799	851	817	886	3,353
Corporate and Eliminations	(431)	(519)	(459)	(468)	(1,877)
Total	$6,052	$6,201	$6,116	$6,422	$24,791
Revised segment operating income for the fiscal quarters and year ended 2011 were as follows:

	Three Months Ended				Year Ended
(In millions)	Apr 3, 2011	Jul 3, 2011	Oct 2, 2011	Dec 31, 2011	Dec 31, 2011
Integrated Defense Systems	$193	$203	$204	$236	$836
Intelligence and Information Systems	(28)	55	58	74	159
Missile Systems	155	151	178	209	693
Network Centric Systems	160	170	162	175	667
Space and Airborne Systems	156	176	171	214	717
Technical Services	81	72	75	84	312
FAS/CAS Adjustment	(89)	(90)	(75)	(83)	(337)
Corporate and Eliminations	(39)	(67)	(51)	(60)	(217)
Total	$589	$670	$722	$849	$2,830
Revised components of operating income related to Corporate and Eliminations for the fiscal quarters and year ended 2011 were as follows:

	Three Months Ended				Year Ended
(In millions)	Apr 3, 2011	Jul 3, 2011	Oct 2, 2011	Dec 31, 2011	Dec 31, 2011
Intersegment profit eliminations	$(38)	$(53)	$(45)	$(41)	$(177)
Corporate	(1)	(14)	(6)	(19)	(40)
Total	$(39)	$(67)	$(51)	$(60)	$(217)

Segment financial results were as follows:

	Three Months Ended
Total Net Sales (In millions)	Apr 1, 2012	Apr 3, 2011
Integrated Defense Systems	$1,220	$1,219
Intelligence and Information Systems	764	750
Missile Systems	1,351	1,329
Network Centric Systems	1,000	1,121
Space and Airborne Systems	1,257	1,265
Technical Services	802	799
Corporate and Eliminations	(456)	(431)
Total	$5,938	$6,052

	Three Months Ended
Intersegment Sales (In millions)	Apr 1, 2012	Apr 3, 2011
Integrated Defense Systems	$23	$17
Intelligence and Information Systems	3	3
Missile Systems	7	15
Network Centric Systems	103	124
Space and Airborne Systems	132	121
Technical Services	188	151
Total	$456	$431

	Three Months Ended
Operating Income (In millions)	Apr 1, 2012	Apr 3, 2011
Integrated Defense Systems	$216	$193
Intelligence and Information Systems	62	(28)
Missile Systems	180	155
Network Centric Systems	116	160
Space and Airborne Systems	173	156
Technical Services	71	81
FAS/CAS Adjustment	(70)	(89)
Corporate and Eliminations	(42)	(39)
Total	$706	$589

We must calculate our pension and postretirement benefit costs under both Financial Accounting Standards (FAS) requirements under GAAP and U.S. Government cost accounting standards (CAS). GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not indicative of the funding requirements for pension and postretirement plans that we determine by other factors. CAS prescribes the allocation to and recovery of pension and other postretirement costs on U.S. Government contracts. The results of each segment only include pension and postretirement expense as determined under CAS. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both FAS and CAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension and postretirement cost. The FAS/CAS Adjustment, which is reported as a separate line in our segment results above, represents the difference between our pension and postretirement benefit (PRB) expense or income under FAS in accordance with GAAP and our pension and PRB expense under CAS.

The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
FAS/CAS Pension Adjustment	$(70)	$(90)
FAS/CAS PRB Adjustment	—	1
FAS/CAS Adjustment	$(70)	$(89)
The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Intersegment profit eliminations	$(42)	$(38)
Corporate	—	(1)
Total	$(42)	$(39)

	Three Months Ended
Intersegment Operating Income (In millions)	Apr 1, 2012	Apr 3, 2011
Integrated Defense Systems	$2	$1
Intelligence and Information Systems	—	—
Missile Systems	2	2
Network Centric Systems	9	12
Space and Airborne Systems	12	12
Technical Services	17	11
Total	$42	$38

Identifiable Assets (In millions)	Apr 1, 2012	Dec 31, 2011
Integrated Defense Systems	$1,907	$1,909
Intelligence and Information Systems	2,487	2,442
Missile Systems	5,318	5,214
Network Centric Systems	4,279	4,242
Space and Airborne Systems	4,811	4,700
Technical Services	1,408	1,399
Corporate	5,417	5,948
Total	$25,627	$25,854

With respect to the unaudited consolidated financial information of Raytheon Company for the three months ended April 1, 2012 and April 3, 2011, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated April 26, 2012, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of April 1, 2012, and the related consolidated statements of operations, comprehensive income, cash flows and equity for the three-month periods ended April 1, 2012 and April 3, 2011. This interim financial information is the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
April 26, 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We develop technologically advanced, integrated products, services and solutions in four core defense markets: sensing, effects, command, control, communications and intelligence (C3I), and mission support, as well as in the cybersecurity and homeland security markets. We serve both domestic and international customers, as both a prime and subcontractor on a broad portfolio of defense and related programs for primarily government customers.
We operate in six segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS), and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 and our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

As described in Note 1: “Basis of Presentation” within Item 1 of this Form 10-Q, we prepared the accompanying unaudited consolidated financial statements of Raytheon Company on the same basis as our annual audited consolidated financial statements. As discussed in more detail in Note 6: "Discontinued Operations" and elsewhere in this Quarterly Report on Form 10-Q, during the first quarter of 2012, we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, and all operations have ceased. As a result, we have reported the results of Raytheon Airline Aviation Services LLC (RAAS) as a discontinued operation for all periods presented.

Selected consolidated results were as follows:

			% of Total Net Sales
	Three Months Ended		Three Months Ended
(In millions, except percentages and per share data)	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011
Net sales
Products	$4,899	$5,041	82.5%	83.3%
Services	1,039	1,011	17.5%	16.7%
Total net sales	5,938	6,052	100.0%	100.0%
Operating expenses
Cost of sales
Products	3,785	4,061	63.7%	67.1%
Services	874	837	14.7%	13.8%
Total cost of sales	4,659	4,898	78.5%	80.9%
Administrative and selling expenses	405	426	6.8%	7.0%
Research and development expenses	168	139	2.8%	2.3%
Total operating expenses	5,232	5,463	88.1%	90.3%
Operating income	706	589	11.9%	9.7%
Non-operating (income) expense
Interest expense	50	43	0.8%	0.7%
Interest income	(2)	(4)	—%	(0.1)%
Other (income) expense	(8)	—	(0.1)%	—%
Non-operating (income) expense, net	40	39	0.7%	0.6%
Federal and foreign income taxes	212	164	3.6%	2.7%
Income from continuing operations	454	386	7.6%	6.4%
Income (loss) from discontinued operations, net of tax	(2)	3	—%	—%
Net income	452	389	7.6%	6.4%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	4	5	0.1%	0.1%
Net income attributable to Raytheon Company	$448	$384	7.5%	6.3%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$1.33	$1.06
Diluted earnings per share attributable to Raytheon Company common stockholders	1.32	1.06

Total Net Sales
The composition of external net sales by products and services for each segment for the first quarter of 2012 remained relatively consistent with the year ended December 31, 2011 which was approximately the following:

External Net Sales by Products and Services (% of segment total net external sales)
	IDS	IIS	MS	NCS	SAS	TS
Products	95%	80%	100%	90%	90%	15%
Services	5%	20%	—%	10%	10%	85%

Total Net Sales—The decrease in total net sales of $114 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to lower external net sales of $100 million at NCS. The decrease in external net sales at NCS was primarily due to lower net sales on U.S. Army sensor programs due to a planned decline in production and decreases in net EAC adjustments, lower net sales on radio and communication programs as a result of planned program schedules, lower net sales on precision optics production programs, principally from timing of new awards, and lower net sales on a combat vehicle sensor program as a result of lower volume due to a program restructuring and related termination for convenience. The decrease in external net sales at NCS was partially offset by higher net sales on an air traffic control program as a result of the planned program schedule.

Products and Services Net Sales—The decrease in product net sales of $142 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to lower external product net sales of $94 million at NCS and $43 million at SAS. The decrease in external product net sales at NCS was primarily due to the activity in the programs described above. The decrease in external product net sales at SAS was primarily due to lower net sales on various Tactical Airborne Systems (TAS) programs due to the program and schedule requirements with no individual or common significant driver. The increase in service net sales of $28 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to higher external service net sales of $45 million at IIS, principally due to higher service net sales on classified programs.

Sales to Major Customers—Sales to the U.S. Department of Defense (DoD) were 82% and 83% of total net sales in the first quarters of 2012 and 2011, respectively. Sales to the U.S. Government were 87% of total net sales in both the first quarters of 2012 and 2011. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $836 million and $756 million in the first quarters of 2012 and 2011, respectively. Total international sales, including foreign military sales, were $1.5 billion or 25.4% of total net sales in the first quarter of 2012 compared to $1.5 billion or 24.5% in the first quarter of 2011.

Total Cost of Sales
Cost of sales, for both products and services, consists of material, labor, and subcontract costs, as well as related allocated costs. For each of our contracts, we manage the nature and amount of direct costs at the contract level, and manage indirect costs through cost pools as required by government accounting regulations. The estimate of the actual amount of direct costs and indirect costs forms the basis for estimating our total costs at completion of the contract.

Total Cost of Sales—The decrease in total cost of sales of $239 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to decreased external costs of $83 million at IIS, $50 million at SAS and $48 million at NCS, as well as $19 million of lower expense in the first quarter of 2012 compared to the first quarter of 2011 related to the FAS/CAS Adjustment described below in Segment Results. The decrease in external costs at IIS was primarily due to the drawdown by the UKBA on letters of credit provided by RSL (UKBA LOC Adjustment) in the first quarter of 2011, as described in Commitments and Contingencies on page 42, which had an impact of $80 million. The decrease in external costs at SAS was primarily due to lower costs on various Tactical Airborne Services (TAS) programs due to the program and schedule requirements, and on numerous other programs with no individual or common significant driver. The decrease in external costs at NCS was primarily due to the activity on the programs described above in Total Net Sales.

Products and Services Cost of Sales—The decrease in product cost of sales of $276 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to lower external product cost of sales of $128 million at IIS, driven primarily by the UKBA LOC Adjustment in the first quarter of 2011 described above, which had an impact of $80 million, and lower external product cost of sales of $69 million at SAS, driven primarily by the activity on various TAS programs and numerous other programs as described above. The increase in service cost of sales of $37 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to higher external service cost of sales of $45 million at IIS, driven primarily by activity on classified programs.

Administrative and Selling Expenses
Administrative and selling expenses in the first quarter of 2012 remained relatively consistent as a percentage of total net sales compared to the first quarter of 2011.

Research and Development Expenses
The increase in research and development expenses of $29 million in the first quarter of 2012 compared to the first quarter of 2011 was related to increased bid and proposal expenses due to the timing of various pursuits.

Total Operating Expenses
The decrease in total operating expenses of $231 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the decrease in cost of sales of $239 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income
The increase in operating income of $117 million in the first quarter of 2012 compared to the first quarter of 2011 was due to the decrease in operating expenses of $231 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the decrease in total net sales of $114 million, the primary drivers of which are described above in Total Net Sales.
Non-operating (Income) Expense, Net
Non-operating (income) expense, net in the first quarter of 2012 remained relatively consistent with the first quarter of 2011. Included in non-operating (income) expense, net was $7 million of higher interest expense, principally due to the issuance of $1.0 billion of fixed rate long-term debt in the fourth quarter of 2011, offset by a $7 million change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans, due to net gains of approximately $10 million in the first quarter of 2012 compared to net gains of approximately $3 million in the first quarter of 2011.

Federal and Foreign Income Taxes
Our effective tax rate in the first quarter of 2012 was 31.8% compared to 29.8% in the first quarter of 2011. The increase of 2% was primarily due to the expiration of the U.S. research and development tax credit as of December 31, 2011, which increased the rate by approximately 1% and an interest recalculation refund claim filed in the first quarter of 2011, which increased the rate by approximately 1%. Our effective tax rate in the first quarter of 2012 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2%. The remaining decrease of approximately 1% is made up of various unrelated items which individually or collectively are not significant. Our effective tax rate in the first quarter of 2011 differed from the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2%, the U.S. research and development tax credit, which decreased the rate by approximately 1%, and the interest refund claim, which also decreased the rate by approximately 1%. The remaining decrease of approximately 1% is made up of various unrelated items which individually or collectively are not significant.

Income from Continuing Operations
The increase in income from continuing operations of $68 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the $117 million increase in operating income, the primary drivers of which are described above in Operating Income, partially offset by a $48 million increase in federal and foreign income taxes, related primarily to the higher levels of income and the change in effective tax rate described above in Federal and Foreign Income Taxes.

Net Income
The increase in net income of $63 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the increase of $68 million in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the three months ended April 1, 2012 and April 3, 2011 was as follows:

	Three Months Ended
(In millions, except per share amounts)	Apr 1, 2012	Apr 3, 2011
Income from continuing operations attributable to Raytheon Company	$450	$381
Diluted weighted average shares outstanding	338.7	360.8
Diluted EPS from continuing operations attributable to Raytheon Company	$1.33	$1.06
The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.27 in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the increase in income from continuing operations attributable to Raytheon Company common stockholders described above. In addition, diluted EPS from continuing operations attributable to Raytheon Company common stockholders was also affected by common stock share activity, including the activity for the periods shown in the table below.

	Three Months Ended
Shares of Common Stock Outstanding (Shares in millions)	Apr 1, 2012	Apr 3, 2011
Beginning balance	338.9	359.4
Warrants exercised	—	0.4
Stock plan activity	1.8	0.9
Treasury stock repurchases	(7.9)	(6.1)
Ending balance	332.8	354.6

Warrants to purchase shares of our common stock with an exercise price of $37.50 per share were included in our calculation of diluted EPS at April 3, 2011. These warrants expired in June 2011.

Diluted EPS Attributable to Raytheon Company Common Stockholders
The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.26 in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the $0.27 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

Adjusted EPS
Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the earnings per share impact of the FAS/CAS Adjustment tax effected at the federal statutory rate of 35% and, from time to time, certain other items. In addition to the FAS/CAS Adjustment, first quarter of 2011 Adjusted EPS excludes the earnings per share impact of the UKBA LOC Adjustment, as described in Commitments and Contingencies on page 42, tax effected at the blended global tax rate of approximately 30%. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting the Company’s financial performance and believes that it provides additional insights into the Company’s underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding. Adjusted EPS was as follows:

	Three Months Ended
	Apr 1, 2012	Apr 3, 2011
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.33	$1.06
Earnings per share impact of FAS/CAS Adjustment	0.14	0.16
Earnings per share impact of UKBA LOC Adjustment	—	0.16
Adjusted EPS	$1.46	$1.37

SEGMENT RESULTS
We report our results in the following segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS) and Technical Services (TS). The following provides some context for viewing our segment performance through the eyes of management.

Given the nature of our business, bookings, net sales, and operating income (including operating margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, and often these measures have significant interrelated effects as described below. In addition, we disclose and discuss backlog, which represents future sales that we expect to recognize over the remaining contract period, which is generally several years. We also disclose cost of sales and the components of costs of sales within our segment disclosures.

Bookings—We disclose the amount of bookings and notable contract awards for each segment. Bookings generally represent the dollar value of new contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated. We believe bookings are an important measure of future performance and are an indicator of potential future changes in net sales, because we cannot record revenues under a new contract without first having a booking in the current or preceding period (i.e., a contract award).

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

Total Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: 1) cost of sales—labor; 2) cost of sales—material and subcontractors; and 3) other costs of sales and other operating expenses. Included in cost of sales—labor is the incurred direct labor associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales—material and subcontractors is the incurred direct materials, subcontractor costs (which include effort performed by other Raytheon segments), and applicable overhead allocations in the current period. Included in other cost of sales and other operating expenses is other direct costs not captured in labor or material and subcontractor costs, such as precontract costs previously deferred, costs previously deferred into inventory on contracts using commercial or units of delivery accounting, applicable overhead allocations, general and administrative costs, research and development costs (including bid and proposal costs), and adjustments for loss contracts.

Operating Income (and the related operating margin percentage)—We generally express changes in segment operating income in terms of volume, net changes in Estimate at Completion (EAC) adjustments or changes in contract mix and other program performance.

The operating income impact of changes in volume excludes the impact of net EAC adjustments and the impact of changes in contract mix and other program performance and are driven by changes in costs on individual programs at an overall margin for the segment.

Changes in net EAC adjustments typically relate to the current period impact of revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. Raytheon has a Company-wide standard and disciplined quarterly EAC process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (for example, the number and type of milestone events), technical requirements (for example, a newly developed product versus a mature product), and other contract requirements. Management must make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any adjustments to net sales, costs of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance and an increase in operating profit during the performance of individual contracts if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating profit if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. Given that we have over 15,000 individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, as discussed above, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended
EAC Adjustments (In millions)	Apr 1, 2012	Apr 3, 2011
Gross favorable	$236	$222
Gross unfavorable	(96)	(177)
Total net EAC adjustments	$140	$45

There were no significant individual EAC adjustments in the first quarter of 2012. There was one significant individual EAC adjustment for the UKBA LOC Adjustment of $80 million in the first quarter of 2011. The UKBA LOC Adjustment is described in Commitments and Contingencies on page 42.

The $95 million increase in net EAC adjustments in 2012 compared to 2011 was primarily due to the impact of the UKBA LOC Adjustment in 2011 described above.

Changes in contract mix and other program performance refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes and other drivers of program performance, including margin rate increases or decreases due to EAC adjustments in prior periods. A higher or lower expected fee rate at the initial award of a contract typically correlates to the contract's risk profile, which is often specifically driven by the type of customer and related procurement regulations, the type of contract (for example, fixed price vs. cost plus), the maturity of the product or service, and the scope of work.

Because each segment has thousands of contracts in any reporting period, changes in operating income and margin are likely to be due to normal changes in volume, net EAC adjustments, and contract mix and other performance on many contracts with no single change, or series of related changes, materially driving a segment's change in operating income or operating margin percentage.

Backlog—We disclose period-ending backlog for each segment. Backlog represents the dollar value of contracts awarded for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. Therefore, we discuss changes in backlog, including any significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portions of our contracts.

Segment financial results were as follows:

	Three Months Ended
Total Net Sales (In millions)	Apr 1, 2012	Apr 3, 2011
Integrated Defense Systems	$1,220	$1,219
Intelligence and Information Systems	764	750
Missile Systems	1,351	1,329
Network Centric Systems	1,000	1,121
Space and Airborne Systems	1,257	1,265
Technical Services	802	799
Corporate and Eliminations	(456)	(431)
Total	$5,938	$6,052

	Three Months Ended
Operating Income (In millions)	Apr 1, 2012	Apr 3, 2011
Integrated Defense Systems	$216	$193
Intelligence and Information Systems	62	(28)
Missile Systems	180	155
Network Centric Systems	116	160
Space and Airborne Systems	173	156
Technical Services	71	81
FAS/CAS Adjustment	(70)	(89)
Corporate and Eliminations	(42)	(39)
Total	$706	$589

	Three Months Ended
Bookings (In millions)	Apr 1, 2012	Apr 3, 2011
Integrated Defense Systems	$736	$636
Intelligence and Information Systems	446	828
Missile Systems	1,325	894
Network Centric Systems	621	860
Space and Airborne Systems	1,653	1,350
Technical Services	381	535
Total	$5,162	$5,103
Included in bookings were international bookings of $1,368 million and $1,438 million in the first quarters of 2012 and 2011, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 27% and 28% of total bookings in the first quarters of 2012 and 2011, respectively.

We record bookings for not-to-exceed contract awards based on reasonable estimates of expected contract definitization, which will generally not be less than 75% of the award. We subsequently adjust bookings to reflect the actual amounts definitized, or, when prior to definitization, when facts and circumstances indicate that our previously estimated amounts are no longer reasonable. The timing of awards that may cover multiple fiscal years influences the size of bookings in each year. Bookings exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite delivery/indefinite quantity (IDIQ) type contracts), and are reduced for contract cancellations and terminations of bookings recognized in the current year. We reflect contract cancellations and terminations from prior year bookings, as well as the impact of changes in foreign exchange rates, directly as an adjustment to backlog in the period in which the cancellation or termination occurs and the impact is determinable.

	Funded Backlog		Total Backlog
Backlog (In millions)	Apr 1, 2012	Dec 31, 2011	Apr 1, 2012	Dec 31, 2011
Integrated Defense Systems	$7,479	$7,100	$9,335	$9,766
Intelligence and Information Systems	1,165	829	4,055	4,366
Missile Systems	6,508	6,205	8,529	8,570
Network Centric Systems	2,957	3,267	3,772	4,160
Space and Airborne Systems	3,186	3,104	6,305	5,864
Technical Services	1,675	1,957	2,307	2,586
Total	$22,970	$22,462	$34,303	$35,312

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

Integrated Defense Systems
	Three Months Ended
(In millions, except percentages)	Apr 1, 2012	Apr 3, 2011	% Change
Total Net Sales	$1,220	$1,219	0.1%
Operating Expenses
Cost of sales—labor	464	498	(6.8)%
Cost of sales—materials and subcontractors	387	379	2.1%
Other cost of sales and other operating expenses	153	149	2.7%
Total Operating Expenses	1,004	1,026	(2.1)%
Operating Income	$216	$193	11.9%
Operating Margin	17.7%	15.8%

Change in Operating Income (In millions)	Three Months Ended Apr 1, 2012 Versus Three Months Ended Apr 3, 2011
Volume	$(4)
Net change in EAC adjustments	6
Mix and other performance	21
Total change in operating income	$23

(In millions, except percentages)	Apr 1, 2012	Apr 3, 2011	% Change
Bookings	$736	$636	15.7%

Total Net Sales—Net sales in the first quarter of 2012 were relatively consistent with the first quarter of 2011. Included in total net sales in the first quarter of 2012 was $71 million of higher net sales on an international Patriot program awarded in the second quarter of 2011, partially offset by $45 million of lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program.

Total Operating Expenses—The decrease in operating expenses of $22 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to decreased costs on a U.S. Navy combat systems program for the reasons described above in Total Net Sales, and an international Patriot program awarded in the first quarter of 2008 due to the completion of scheduled design and certain production efforts, partially offset by increased costs on an international Patriot program awarded in the second quarter of 2011. The decrease in labor costs of $34 million was driven primarily by various contracts within our missile defense radar programs due to completing certain program requirements.

Operating Income and Margin—The increase in operating income of $23 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a change in contract mix and other performance, which had a $21 million impact on operating income, principally driven by the volume on certain international Patriot programs and a U.S. Navy combat systems program. The increase in operating margin in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the change in contract mix and other performance described above.

Backlog and Bookings—Backlog was $9,335 million at April 1, 2012 compared to $9,766 million at December 31, 2011. The decrease in backlog of $431 million or 4% at April 1, 2012 compared to December 31, 2011 was primarily due to sales in excess of bookings in the first quarter of 2012, principally within our air and missile defense programs. Bookings increased $100 million in the first quarter of 2012 compared to the first quarter of 2011. In the first quarter of 2012, IDS booked $182 million to provide Patriot engineering services support for U.S. and international customers. IDS also booked $90 million to provide engineering services, production and support for the Aegis weapon system for the U.S. Navy. In the first quarter of 2011, IDS booked $131 million to provide engineering services support for a Patriot air and missile defense program for U.S. and international customers as well as $107 million for development on the competitively awarded Space Fence program for the U.S. Air Force.

Intelligence and Information Systems
	Three Months Ended
(In millions, except percentages)	Apr 1, 2012	Apr 3, 2011	% Change
Total Net Sales	$764	$750	1.9%
Total Operating Expenses
Cost of sales—labor	321	317	1.3%
Cost of sales—materials and subcontractors	267	272	(1.8)%
Other cost of sales and other operating expenses	114	189	(39.7)%
Total Operating Expense	702	778	(9.8)%
Operating Income	$62	$(28)	NM*
Operating Margin	8.1%	(3.7)%
*NM- not meaningful

Change in Operating Income (In millions)	Three Months Ended Apr 1, 2012 Versus Three Months Ended Apr 3, 2011
Volume	$2
Net change in EAC adjustments	85
Mix and other performance	3
Total change in operating income	$90

(In millions, except percentages)	Apr 1, 2012	Apr 3, 2011	% Change
Bookings	$446	$828	(46.1)%

Total Net Sales—The increase in net sales of $14 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to $21 million of higher net sales of cybersecurity solutions driven by recent acquisitions.

Total Operating Expenses—The decrease in operating expenses of $76 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the UKBA LOC Adjustment in the first quarter of 2011, as described in Commitments and Contingencies on page 42, which had an impact of $80 million. The decrease in other cost of sales and other operating expenses of $75 million was primarily due to the UKBA LOC Adjustment described above.

Operating Income and Margin—The increase in operating income of $90 million and the increase in operating margin in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a net change in EAC adjustments of $85 million, driven principally by the UKBA LOC Adjustment in the first quarter of 2011, which had an impact of $80 million. Operating income in the first quarter of 2012 included $5 million of legal and other period expenses in connection with the UKBA program dispute and arbitration compared to $4 million in the first quarter of 2011. Operating income in the first quarter of 2012 also included $8 million related to an insurance recovery for legal expenses. Operating income in the first quarter of 2012 was reduced by approximately $4 million of certain cybersecurity related acquisition costs and investments compared to $5 million in the first quarter of 2011.

Backlog and Bookings—Backlog was $4,055 million at April 1, 2012 compared to $4,366 million at December 31, 2011. The decrease in backlog of $311 million or 7% at April 1, 2012 compared to December 31, 2011 was primarily due to sales in excess of bookings in the first quarter of 2012, primarily for Global Positioning System Advanced Control Segment (GPS-OCX) and Joint Polar Satellite System (JPSS) programs, as well as for certain classified programs. Bookings decreased $382 million in the first quarter of 2012 compared to the first quarter of 2011. In the first quarter of 2012, IIS booked $284 million on a number of classified contracts compared to $326 million in the first quarter of 2011. In the first quarter of 2011, IIS booked $347 million on the JPSS program for the National Aeronautics and Space Administration (NASA).

Missile Systems
	Three Months Ended
(In millions, except percentages)	Apr 1, 2012	Apr 3, 2011	% Change
Total Net Sales	$1,351	$1,329	1.7%
Total Operating Expenses
Cost of sales—labor	449	439	2.3%
Cost of sales—materials and subcontractors	547	597	(8.4)%
Other cost of sales and other operating expenses	175	138	26.8%
Total Operating Expense	1,171	1,174	(0.3)%
Operating Income	$180	$155	16.1%
Operating Margin	13.3%	11.7%

Change in Operating Income (In millions)	Three Months Ended Apr 1, 2012 Versus Three Months Ended Apr 3, 2011
Volume	$(1)
Net change in EAC adjustments	10
Mix and other performance	16
Total change in operating income	$25

(In millions, except percentages)	Apr 1, 2012	Apr 3, 2011	% Change
Bookings	$1,325	$894	48.2%

Total Net Sales—The increase in net sales of $22 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to higher net sales of $34 million on the Excalibur program due to increased customer demand and planned program schedule requirements.

Total Operating Expenses—Operating expenses in the first quarter of 2012 were relatively consistent with the first quarter of 2011. The decrease in materials and subcontractor costs of $50 million was primarily due to a planned material content volume decline on certain Tomahawk, Phalanx and Standard Missile-3 (SM-3) programs, partially offset by higher material requirements on the Excalibur program due to the reasons described above in Total Net Sales. The increase in other cost of sales and other operating expenses of $37 million was primarily driven by the timing of costs applied to contracts through rates and the recognition of previously deferred precontract costs based upon contract awards or funding.

Operating Income and Margin—The increase in operating income of $25 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a change in contract mix and other performance of $16 million, principally within certain airborne weapons and missile defense programs driven primarily by the impact of prior period EAC adjustments. The increase in operating margin in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the change in contract mix and other performance described above.

Backlog and Bookings—Backlog was $8,529 million at April 1, 2012 compared to $8,570 million at December 31, 2011. Bookings increased $431 million in the first quarter of 2012 compared to the first quarter of 2011. In the first quarter of 2012, MS booked $497 million for an Advanced Medium-Range Air-to-Air Missiles (AMRAAM) contract for the U.S. Air Force and international customers and $172 million for AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy and international customers. MS also booked $171 million for the development of SM-3 for the Missile Defense Agency (MDA) and $79 million for the development on the Accelerated Improved Intercept Initiative (AI3) program for the U.S. Army. In the first quarter of 2011, MS booked $375 million for the development and production of SM-3 for the MDA in addition to $177 million for the production of Excalibur for the U.S. Army and an international customer.

Network Centric Systems
	Three Months Ended
(In millions, except percentages)	Apr 1, 2012	Apr 3, 2011	% Change
Total Net Sales	$1,000	$1,121	(10.8)%
Total Operating Expenses
Cost of sales—labor	373	386	(3.4)%
Cost of sales—materials and subcontractors	372	441	(15.6)%
Other cost of sales and other operating expenses	139	134	3.7%
Total Operating Expense	884	961	(8.0)%
Operating Income	$116	$160	(27.5)%
Operating Margin	11.6%	14.3%

Change in Operating Income (In millions)	Three Months Ended Apr 1, 2012 Versus Three Months Ended Apr 3, 2011
Volume	$(10)
Net change in EAC adjustments	(33)
Mix and other performance	(1)
Total change in operating income	$(44)

(In millions, except percentages)	Apr 1, 2012	Apr 3, 2011	% Change
Bookings	$621	$860	(27.8)%

Total Net Sales—The decrease in net sales of $121 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to $45 million of lower net sales on U.S. Army sensor programs due to a planned decline in production and decreases in net EAC adjustments, $33 million of lower net sales on certain radio and communication programs as a result of customer program schedules, $26 million of lower net sales on precision optics production programs, principally from timing of new awards, and $21 million of lower net sales on a combat vehicle sensor program as a result of lower volume due to a program restructuring and related termination for convenience. This was partially offset by $23 million of higher net sales on an air traffic control program as a result of the planned program schedule.

Total Operating Expenses—The decrease in operating expenses of $77 million in the first quarter of 2012 compared to the first quarter of 2011 was driven primarily by the activity on the programs, and for the reasons described above in Total Net Sales. The decrease in materials and subcontractor costs of $69 million was driven primarily by the net decreased costs on the programs described above principally due to planned declines in production.

Operating Income and Margin—The decrease in operating income of $44 million in the first quarter of 2012 compared to the first quarter of 2011 was due to a net change in EAC adjustments of $33 million, principally from higher EAC adjustments in the first quarter of 2011 primarily in our Combat and Sensing Systems product line as a result of material and labor efficiencies spread across various production programs, decreased volume, which had an impact of $10 million, principally driven by the programs described above in Total Net Sales, and a $1 million change in contract mix and other performance. The decrease in operating margin in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the net change in EAC adjustments and change in contract mix and other performance.

Backlog and Bookings—Backlog was $3,772 million at April 1, 2012 compared to $4,160 million at December 31, 2011. The decrease in backlog of $388 million or 9% was primarily due to external sales in excess of bookings, primarily certain C4I systems programs, combat and sensing systems programs and certain security and transportation systems programs. Bookings decreased by $239 million in the first quarter of 2012 compared to the first quarter of 2011. In the first quarter of 2012, NCS booked $81 million for the Navy Multiband Terminal (NMT) program for the U.S. Navy.

Space and Airborne Systems
	Three Months Ended
(In millions, except percentages)	Apr 1, 2012	Apr 3, 2011	% Change
Total Net Sales	$1,257	$1,265	(0.6)%
Total Operating Expenses
Cost of sales—labor	514	525	(2.1)%
Cost of sales—materials and subcontractors	409	423	(3.3)%
Other cost of sales and other operating expenses	161	161	—%
Total Operating Expense	1,084	1,109	(2.3)%
Operating Income	$173	$156	10.9%
Operating Margin	13.8%	12.3%

Change in Operating Income (In millions)	Three Months Ended Apr 1, 2012 Versus Three Months Ended Apr 3, 2011
Volume	$(4)
Net change in EAC adjustments	34
Mix and other performance	(13)
Total change in operating income	$17

(In millions, except percentages)	Apr 1, 2012	Apr 3, 2011	% Change
Bookings	$1,653	$1,350	22.4%

Total Net Sales—Net sales in the first quarter of 2012 were relatively consistent with the first quarter of 2011.

Total Operating Expenses—The decrease in operating expenses of $25 million in the first quarter of 2012 compared to the first quarter of 2011 was driven primarily by lower costs on various tactical airborne systems programs due to the program and schedule requirements with no individual or common significant driver.

Operating Income and Margin—The increase in operating income of $17 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a net change in EAC adjustments of $34 million principally as a result of material and support efficiencies and contract modifications on an international airborne tactical radar program and certain classified programs. The increase in operating income was partially offset by a change in contract mix and other performance of $13 million, principally driven by lower volume on an international airborne tactical radar program. Included in contract mix and other performance in the first quarters of 2012 and 2011 was $9 million and $13 million, respectively, of acquisition-related costs. The increase in operating margin in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the net change in EAC adjustments, partially offset by the change in contract mix and other performance described above.

Backlog and Bookings—Backlog was $6,305 million at April 1, 2012 compared to $5,864 million at December 31, 2011. The increase in backlog of $441 million or 8% at April 1, 2012 compared to December 31, 2011 was primarily due to bookings in excess of sales in the first quarter of 2012, principally within our Intelligence, Surveillance and Reconnaissance Systems product line. Bookings increased by $303 million in the first quarter of 2012 compared to the first quarter of 2011. In the first quarter of 2012, SAS booked $159 million to supply radar spare parts on the APG–63 for an international customer, $99 million on a radar performance-based logistics (PBL) contract for international customers, and $77 million for the production of radar warning receivers for the U.S. Navy. SAS also booked $925 million on a number of classified contracts. In the first quarter of 2011, SAS booked $782 million on an international program award and $150 million on a number of classified programs.

Technical Services
	Three Months Ended
(In millions, except percentages)	Apr 1, 2012	Apr 3, 2011	% Change
Total Net Sales	$802	$799	0.4%
Total Operating Expenses
Cost of sales—labor	287	261	10.0%
Cost of sales—materials and subcontractors	381	393	(3.1)%
Other cost of sales and other operating expenses	63	64	(1.6)%
Total Operating Expense	731	718	1.8%
Operating Income	$71	$81	(12.3)%
Operating Margin	8.9%	10.1%

Change in Operating Income (In millions)	Three Months Ended Apr 1, 2012 Versus Three Months Ended Apr 3, 2011
Volume	$1
Net change in EAC adjustments	(7)
Mix and other performance	(4)
Total change in operating income	$(10)

(In millions, except percentages)	Apr 1, 2012	Apr 3, 2011	% Change
Bookings	$381	$535	(28.8)%

Total Net Sales—Net sales in the first quarter of 2012 were relatively consistent with the first quarter of 2011.

Total Operating Expenses—Operating expenses in the first quarter of 2012 remained relatively consistent with the first quarter of 2011. The increase in labor costs of $26 million was driven primarily by the labor requirements on various training and support programs based on customer-determined activity levels.

Operating Income and Margin—The decrease in operating income of $10 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a net change in EAC adjustments of $7 million spread across numerous programs. The decrease in operating margin in first quarter of 2012 compared to first quarter of 2011 was primarily due to the net change EAC adjustments.

Backlog and Bookings—Backlog was $2,307 million at April 1, 2012 compared to $2,586 million at December 31, 2011. The decrease in backlog of $279 million or 11% at April 1, 2012 compared to December 31, 2011 was primarily due to sales in excess of bookings in the first quarter of 2012, principally within Warfighter FOCUS due to the timing of when awards are received and work is performed. Bookings decreased by $154 million in the first quarter of 2012 compared to the first quarter of 2011. In the first quarter of 2012, TS booked $119 million on foreign training programs and $68 million on domestic training programs in support of Warfighter FOCUS activities. In the first quarter of 2011, TS booked $87 million on domestic training programs and $63 million on foreign training programs in support of the Warfighter FOCUS activities and $150 million to provide operational and logistics support to the National Science Foundation (NSF) Office of Polar Programs.

FAS/CAS Adjustment
The FAS/CAS Adjustment represents the difference between our pension and postretirement benefit (PRB) expense or income under Financial Accounting Standards (FAS) requirements under GAAP and our pension and PRB expense under U.S. Government cost accounting (CAS). The results of each segment only include pension and PRB expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
FAS/CAS Pension Adjustment	$(70)	$(90)
FAS/CAS PRB Adjustment	—	1
FAS/CAS Adjustment	$(70)	$(89)
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
FAS expense	$(281)	$(273)
CAS expense	211	183
FAS/CAS Pension Adjustment	$(70)	$(90)

On December 27, 2011, the CAS Pension Harmonization Rule (CAS Harmonization) was published in the Federal Register. The rule will impact pension costs on contracts beginning in 2013 and is effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. The rule is intended to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. The rule shortens the CAS amortization period for gains and losses from 15 to 10 years and requires the use of a discount rate based on high quality corporate bonds to measure liabilities in determining the CAS pension expense. While the change in amortization period is applicable in 2013, there is a transition period for the impact of the change in liability measurement method of 0% in 2013, 25% in 2014, 50% in 2015, 75% in 2016 and 100% in 2017. CAS Harmonization is currently expected to increase pension costs under CAS, primarily in 2014 and beyond due to the liability measurement transition period included in the rule.

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

The decrease in our FAS/CAS Pension Adjustment of $20 million in the first quarter of 2012 compared to the first quarter of 2011 was driven primarily by a $28 million increase in our CAS expense. The increase in the CAS expense in 2012 is primarily due to the continued recognition of the 2008 negative asset returns.

Our FAS/CAS PRB Adjustment was less than $1 million of expense in the first quarter of 2012 compared to $1 million of income in the first quarter of 2011.

Corporate and Eliminations
Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

The components of net sales related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Intersegment sales eliminations	$(456)	$(431)
Corporate	—	—
Total	$(456)	$(431)
The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Intersegment profit eliminations	$(42)	$(38)
Corporate	—	(1)
Total	$(42)	$(39)

Discontinued Operations
In pursuing our business strategies, we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.
As previously disclosed in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011, during the first quarter of 2012 we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, Raytheon Airline Aviation Services LLC (RAAS), and all operations have ceased. As a result, we have reported the results of RAAS as a discontinued operation for all periods presented. The sale of the remaining operating assets in the first quarter of 2012 resulted in a gain of less than $1 million.
Income from discontinued operations included the following results of RAAS:

	Three Months Ended
	Pretax		After-tax
(In millions)	Apr 1, 2012	Apr 3, 2011	Apr 1, 2012	Apr 3, 2011
Raytheon Airline Aviation Services LLC	$—	$3	$—	$2
No interest expense relating to RAAS was allocated to discontinued operations for the three months ended April 1, 2012 and April 3, 2011 because there was no debt specifically attributable to discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At April 1, 2012 and December 31, 2011, we had $13 million and $19 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables from the previously sold Raytheon Aircraft Company (Raytheon Aircraft). At April 1, 2012 and December 31, 2011, we had $43 million and $44 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities, various contract obligations and aircraft lease obligations. We also retained certain U.K. pension assets and obligations for a limited number of U.K. pension plan participants as part of the Raytheon Aircraft sale, which we included in our pension disclosures.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at April 1, 2012 and December 31, 2011:

(In millions)	Apr 1, 2012	Dec 31, 2011
Cash and cash equivalents	$3,541	$4,000
Working capital	3,454	3,179
Amount available under credit facilities	1,398	1,397

The decrease of $459 million in cash and cash equivalents at April 1, 2012 compared to December 31, 2011 was primarily due to repurchases of our common stock, as described below.

Operating Activities

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Net cash provided by (used in) operating activities from continuing operations	$111	$60
Net cash provided by (used in) operating activities	115	15

The increase of $51 million in net cash provided by (used in) operating activities from continuing operations in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the timing of customer collections partially offset by the timing of vendor payments. The increase in net cash provided by operating activities was also impacted by the excise taxes paid in the first quarter of 2011 relating to Flight Options.

Tax Payments—In the first quarter of 2012, we received federal tax refunds totaling $9 million and made $14 million in net foreign tax payments and $12 million in net state tax payments. In the first quarter of 2011, we made $17 million in federal and net foreign tax payments and less than $1 million in net state tax payments. We expect full year net federal and foreign tax payments to be approximately $655 million in 2012 compared to approximately $425 million in 2011.

Pension Plan Contributions—We make both required and discretionary contributions to our pension plans. Required contributions are primarily determined under the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. We made the following required contributions to our pension plans during the first quarters of 2012 and 2011:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Required contributions	$28	$16

We expect to make required contributions to our pension plans of approximately $1.2 billion in 2012. While we did not make any discretionary contributions to our pension plans during the first quarters of 2012 and 2011, we may periodically evaluate whether to make discretionary contributions. Effective January 1, 2011, we are subject to the funding requirements under the Pension Protection Act of 2006 (PPA), which amended ERISA. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period, as determined annually based upon the funded status at the beginning of each year. Due to the foregoing differences in requirements and calculation methodologies, our FAS pension expense or income is not indicative of the funding requirement or amount of government recovery. Additionally, the recognition of pension costs for government contractors under the CAS rules is required to be harmonized with the PPA.

On December 27, 2011, the CAS Pension Harmonization Rule (CAS Harmonization) was published in the Federal Register. The rule will impact pension costs on contracts beginning in 2013 and is effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. The rule is intended to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. The rule shortens the CAS amortization period for gains and losses from 15 to 10 years and requires the use of a discount rate based on high quality corporate bonds to measure liabilities in determining the CAS pension expense. While the change in amortization period is applicable in 2013, there is a transition period for the impact of the change in liability measurement method of 0% in 2013, 25% in 2014, 50% in 2015, 75% in 2016 and 100% in 2017. CAS Harmonization is currently expected to increase pension costs under CAS, primarily in 2014 and beyond due to the liability measurement transition period included in the rule.

Other postretirement benefit plan payments were $3 million and $4 million in the first quarter of 2012 and first quarter of 2011, respectively. We made interest payments of $33 million in both the first quarters of 2012 and 2011.

Investing Activities

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Net cash (used in) provided by investing activities	$(90)	$(576)

The decrease of $486 million in net cash used in investing activities in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the acquisition of Applied Signal Technology, Inc., in the first quarter of 2011, as described below.

Additions to property, plant and equipment and capitalized internal use software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Additions to property, plant and equipment	$70	$50
Additions to capitalized internal use software	20	26

We expect our property, plant and equipment and internal use software expenditures to be approximately $360 million and $95 million, respectively, in 2012, consistent with the anticipated growth of our business and for specific investments including program capital assets and facility improvements.

Acquisitions—In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. Payments for purchases of acquired companies, net of cash acquired were as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Payments for purchases of acquired companies, net of cash received	$—	$500

On January 31, 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST), for $500 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. RAST provides advanced intelligence, surveillance, and reconnaissance solutions to enhance global security. The acquisition is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets. In connection with this acquisition, in the first quarter of 2011 we recorded $387 million of goodwill, all of which was allocated to the Company's SAS segment, primarily related to expected synergies from combining operations and the value of RAST's assembled workforce, and $89 million in intangible assets, primarily related to contractual relationships, license agreements and trade names with a weighted average life of 7 years.

Financing Activities

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Net cash (used in) provided by financing activities	$(484)	$(417)

We have used cash provided by operating activities as our primary source for the payment of dividends and the repurchase of our common stock. The change in net cash used in financing activities of $67 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the level of stock repurchases described below.

Stock Repurchases—Information on repurchases of our common stock under our share repurchase programs was as follows:

	Three Months Ended
(In millions)	Apr 1, 2012	Apr 3, 2011
Amount of stock repurchased	$400	$312
Shares of stock repurchased	7.9	6.1

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At April 1, 2012, we had approximately $1.8 billion available under this repurchase program. All previous programs have been completed as of April 1, 2012. Share repurchases will take place from time to time at management's discretion depending on market conditions.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Three Months Ended
(In millions, except per share amounts)	Apr 1, 2012	Apr 3, 2011
Cash dividends per share	$0.50	$0.43
Total dividends paid	146	135
In March 2012, our Board of Directors authorized a 16% increase to our annual dividend payout rate from $1.72 to $2.00 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $4.6 billion at April 1, 2012 and December 31, 2011. Our outstanding debt bears contractual interest at fixed interest rates ranging from 1.4% to 7.2% and matures at various dates through 2041.

Cash and Cash Equivalents—Cash and cash equivalents were $3.5 billion and $4.0 billion at April 1, 2012 and December 31, 2011, respectively. We invest cash in U.S. Treasuries; commercial paper of financial institutions and corporations with a minimum long-term debt rating of AA- or Aa3 and minimum short-term debt rating of A-1 and P-1; AAA/Aaa rated money market funds; and bank certificates of deposit and time deposits with a minimum long-term debt rating of AA- or Aa3. Cash balances held at our foreign subsidiaries were approximately $430 million and $450 million at April 1, 2012 and December 31, 2011, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016, replacing the previous $500 million and $1 billion credit facilities, both scheduled to mature in November 2012.

Under the $1.4 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at April 1, 2012, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly-rated lenders, each committing no more than 10% of the facility. As of April 1, 2012 and December 31, 2011, there were no borrowings outstanding under this credit facility. However, we had $2 million and $3 million of outstanding letters of credit at April 1, 2012 and December 31, 2011, respectively, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the first quarter of 2012 and full year 2011. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility was 35.1% and 35.6% at April 1, 2012 and December 31, 2011, respectively. We are providing this ratio, which is a financial covenant under our credit facility, as this metric is used by our lenders to monitor the Company's leverage and is also a threshold that limits our ability to utilize this facility.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. Other uncommitted bank lines totaled approximately $2 million at April 1, 2012 and December 31, 2011. There were no amounts outstanding under these lines of credit at April 1, 2012 and December 31, 2011. Compensating balance arrangements are not material.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of April 1, 2012 to our short and long-term senior unsecured debt:

	Short-Term	Long-Term Senior Debt
Rating Agency	Debt	Rating	Outlook	Date of Last Action
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	A3	Stable	October 2011
S&P	A-2	A -	Stable	September 2008
Shelf Registrations—We have an effective shelf registration statement, filed in October 2010, that covers the registration of debt securities, common stock, preferred stock, and warrants.

COMMITMENTS AND CONTINGENCIES
Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates regarding remediation costs to be incurred were as follows:

(In millions, except percentages)	Apr 1, 2012	Dec 31, 2011
Total remediation costs—undiscounted	$224	$227
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$156	$152
Recoverable portion	108	105
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

Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2022. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding at April 1, 2012 and December 31, 2011 were as follows:

(In millions)	Apr 1, 2012	Dec 31, 2011
Guarantees	$256	$256
Letters of Credit	1,242	1,275
Surety Bonds	231	233

Included in guarantees and letters of credit were $109 million and $237 million, respectively, at April 1, 2012, and $109 million and $240 million, respectively, at December 31, 2011, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS).

We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, or meet project performance or other contractual obligations described above. At April 1, 2012, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at April 1, 2012. At April 1, 2012 and December 31, 2011, we had an estimated liability of $5 million and $6 million, respectively, related to guarantees and letters of credit.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems' System for the Vigilance of the Amazon program. Loan repayments by the Brazilian Government were current at April 1, 2012.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At April 1, 2012, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring the contractor to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary country-by-country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

Government contractors are subject to many levels of audit and investigation. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. The Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations and procurement policies and practices. Our compliance with such local government regulations, or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. We do not expect these audits and investigations to have a material adverse effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which began live operations in May 2009 and had been operating successfully and providing actionable information through at least April 2011 when RSL's exit obligations ended. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $560 million based on foreign exchange rates as of April 1, 2012) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in IIS’ operating expenses in the first quarter of 2011.
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $800 million based on foreign exchange rates as of April 1, 2012) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $664 million based on foreign exchange rates as of April 1, 2012). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at April 1, 2012 and December 31, 2011. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

Accounting Standards
New pronouncements issued but not effective until after April 1, 2012 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information at April 1, 2012 and December 31, 2011 about our market risk exposure associated with changing interest and exchange rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of April 1, 2012 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)
Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$575	$400	$—	$3,683	$4,658	$5,136
Average interest rate	—%	—%	1.400%	1.625%	—%	4.932%	4.21%

As of December 31, 2011 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)
Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$575	$400	$—	$3,683	$4,658	$5,121
Average interest rate	—%	—%	1.400%	1.625%	—%	4.932%	4.21%
In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $890 million and $941 million at April 1, 2012 and December 31, 2011, respectively.
For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $14 million and $12 million were included in other assets, net, and unrealized losses of $13 million and $22 million were included in other accrued expenses at April 1, 2012 and December 31, 2011, respectively.
Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of April 1, 2012.
Conclusion of Evaluation—Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of April 1, 2012 were effective.
Inherent Limitations on Effectiveness of Controls and Procedures—In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. We accrued all appropriate costs we expect to incur in connection therewith. Due to the complexity of environmental laws and regulations, the varying costs and effectiveness of alternative cleanup methods and technologies, the uncertainty of insurance coverage and the unresolved extent of our responsibility, it is difficult to determine the ultimate outcome of these matters. However, in the opinion of management, we do not expect any additional liability to have a material effect on our financial position, results of operations or liquidity. Additional information regarding the effect of compliance with environmental protection requirements and the resolution of environmental claims against us and our operations can be found in Item 1. “Business”, in “Environmental Regulation”, Item 1A. “Risk Factors”, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations“, in “Commitments and Contingencies” and Item 8. “Financial Statements and Supplementary Data”, in Note 11: “Commitments and Contingencies” of our Form 10-K for the fiscal year ended December 31, 2011.

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

On August 18, 2010, the U.K. Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted claims in the arbitration for damages and clawback of previous payments of approximately £415 million (approximately $664 million based on foreign exchange rates as of April 1, 2012) excluding any credit for capability delivered or draw on the letters of credit. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $800 million based on foreign exchange rates as of April 1, 2012) against the UKBA for the collection of receivables and damages.

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

Additional information regarding arbitration with the UKBA is contained in “Commitments and Contingencies” within Item 2 and Note 9: "Commitments and Contingencies" within Item 1 of this Form 10-Q.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
January (January 1 - January 29, 2012)	1,480	$48.80	—	$2.2	billion
February (January 30 - February 26, 2012)	3,609,209	49.29	3,609,209	$2.0	billion
March (February 27 - April 1, 2012)	4,330,552	51.34	4,325,885	$1.8	billion
Total	7,941,241	$50.41	7,935,094

(1)
Includes shares purchased related to treasury activity under our stock plans. Such activity during the first quarter of 2012 includes the surrender by employees of 6,147 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.

(2)
In September 2011, our Board of Directors authorized the repurchase of up to $2 billion of our outstanding common stock. All previous programs have been completed as of April 1, 2012. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

ITEM 6. EXHIBITS
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

10.1	Letter Agreement dated October 25, 2010 between Raytheon Company and Daniel J. Crowley.*

15	PricewaterhouseCoopers LLP Awareness Letter.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

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
April 26, 2012