Form 10-Q
period 2012-07-01
RAYTHEON CO/
filed 2012-07-26
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 23, 2012 was 332,019,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance including with respect to our liquidity and capital resources, our cash tax payments, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits and the outcome of legal and administrative proceedings, claims, investigations, and commitments and contingencies. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Jul 1, 2012	Dec 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$2,350	$4,000
Short-term investments	556	—
Contracts in process, net	5,054	4,526
Inventories	448	336
Deferred taxes	177	221
Prepaid expenses and other current assets	194	226
Total current assets	8,779	9,309
Property, plant and equipment, net	1,943	2,006
Deferred taxes	476	657
Goodwill	12,542	12,544
Other assets, net	1,338	1,338
Total assets	$25,078	$25,854
LIABILITIES AND EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$2,274	$2,542
Accounts payable	1,179	1,507
Accrued employee compensation	888	941
Other accrued expenses	1,092	1,140
Total current liabilities	5,433	6,130
Accrued retiree benefits and other long-term liabilities	6,233	6,774
Deferred taxes	6	5
Long-term debt	4,607	4,605
Commitments and contingencies (Note 9)
Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 332 and 339 shares outstanding at July 1, 2012 and December 31, 2011, respectively, after deducting 175 and 163 treasury shares at July 1, 2012 and December 31, 2011, respectively.	3	3
Additional paid-in capital	11,863	11,676
Accumulated other comprehensive loss	(6,688)	(7,001)
Treasury stock, at cost	(8,779)	(8,153)
Retained earnings	12,242	11,656
Total Raytheon Company stockholders’ equity	8,641	8,181
Noncontrolling interests in subsidiaries	158	159
Total equity	8,799	8,340
Total liabilities and equity	$25,078	$25,854
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Net sales
Products	$4,973	$5,243	$9,872	$10,284
Services	1,019	958	2,058	1,969
Total net sales	5,992	6,201	11,930	12,253
Operating expenses
Cost of sales—products	3,805	4,131	7,590	8,192
Cost of sales—services	847	802	1,721	1,639
Administrative and selling expenses	404	436	809	862
Research and development expenses	194	162	362	301
Total operating expenses	5,250	5,531	10,482	10,994
Operating income	742	670	1,448	1,259
Non-operating (income) expense
Interest expense	50	43	100	86
Interest income	(1)	(3)	(3)	(7)
Other (income) expense	3	1	(5)	1
Total non-operating (income) expense, net	52	41	92	80
Income from continuing operations before taxes	690	629	1,356	1,179
Federal and foreign income taxes	219	192	431	356
Income from continuing operations	471	437	925	823
Income (loss) from discontinued operations, net of tax	(1)	8	(3)	11
Net income	470	445	922	834
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(1)	7	3	12
Net income attributable to Raytheon Company	$471	$438	$919	$822
Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.41	$1.21	$2.75	$2.28
Income (loss) from discontinued operations, net of tax	—	0.02	(0.01)	0.03
Net income	1.41	1.23	2.74	2.31
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.41	$1.20	$2.74	$2.26
Income (loss) from discontinued operations, net of tax	—	0.02	(0.01)	0.03
Net income	1.41	1.23	2.73	2.29
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$472	$430	$922	$811
Income (loss) from discontinued operations, net of tax	(1)	8	(3)	11
Net income	$471	$438	$919	$822
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Net income	$470	$445	$922	$834
Other comprehensive income (loss), before tax:
Foreign exchange translation	(24)	5	(1)	46
Cash flow hedges and interest rate locks	(6)	2	—	10
Pension and other employee benefit plans:
Net change in initial net obligation	—	1	—	2
Prior service cost arising during period	—	45	—	45
Net loss arising during period	—	(7)	—	(7)
Amortization of prior service cost included in net periodic expense	3	—	4	2
Amortization of net actuarial loss included in net income	239	199	479	399
Effect of exchange rates	—	1	—	—
Defined benefit pension and other employee benefit plans, net	242	239	483	441
Other comprehensive income (loss), before tax	212	246	482	497
Income tax (expense) benefit related to items of other comprehensive income	(83)	(84)	(169)	(154)
Other comprehensive income (loss), net of tax	129	162	313	343
Total comprehensive income (loss)	599	607	1,235	1,177
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(1)	7	3	12
Comprehensive income (loss) attributable to Raytheon Company	$600	$600	$1,232	$1,165
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Six months ended July 1, 2012 and July 3, 2011 (In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss)	Treasury stock	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2010	$4	$11,406	$(5,146)	$(6,900)	$10,390	$9,754	$136	$9,890
Net income					822	822	12	834
Other comprehensive income (loss)			343			343		343
Dividends declared					(306)	(306)		(306)
Distributions and other activity related to noncontrolling interests							(4)	(4)
Common stock plans activity		90				90		90
Warrants exercised		123				123		123
Treasury stock activity				(631)		(631)		(631)
Balance at July 3, 2011	$4	$11,619	$(4,803)	$(7,531)	$10,906	$10,195	$144	$10,339

Balance at December 31, 2011	$3	$11,676	$(7,001)	$(8,153)	$11,656	$8,181	$159	$8,340
Net income					919	919	3	922
Other comprehensive income (loss)			313			313		313
Dividends declared					(333)	(333)		(333)
Distributions and other activity related to noncontrolling interests							(4)	(4)
Common stock plans activity		187				187		187
Treasury stock activity				(626)		(626)		(626)
Balance at July 1, 2012	$3	$11,863	$(6,688)	$(8,779)	$12,242	$8,641	$158	$8,799
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011
Cash flows from operating activities
Net income	$922	$834
(Income) loss from discontinued operations, net of tax	3	(11)
Income from continuing operations	925	823
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	228	215
Stock-based compensation	56	54
Deferred income taxes	66	(20)
Tax benefit from stock-based awards	(10)	(9)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(797)	(690)
Inventories	(112)	(56)
Prepaid expenses and other current assets	32	(24)
Accounts payable	(328)	(212)
Income taxes receivable/payable	9	(29)
Accrued employee compensation	(53)	(40)
Other accrued expenses	(46)	(100)
Other long-term liabilities	(26)	19
Pension and other postretirement benefit plans	(59)	8
Other, net	(33)	32
Net cash provided by (used in) operating activities from continuing operations	(148)	(29)
Net cash provided by (used in) operating activities from discontinued operations	6	(43)
Net cash provided by (used in) operating activities	(142)	(72)
Cash flows from investing activities
Additions to property, plant and equipment	(137)	(107)
Proceeds from sales of property, plant and equipment	44	1
Additions to capitalized internal-use software	(46)	(50)
Purchases of short-term investments	(706)	—
Sales of short-term investments	150	—
Change in other assets	(1)	—
Payments for purchases of acquired companies, net of cash received	—	(550)
Net cash provided by (used in) investing activities from continuing operations	(696)	(706)
Net cash provided by (used in) investing activities from discontinued operations	—	17
Net cash provided by (used in) investing activities	(696)	(689)
Cash flows from financing activities
Dividends paid	(313)	(288)
Repurchases of common stock	(600)	(625)
Proceeds from warrants exercised	—	123
Activity under common stock plans	94	24
Tax benefit from stock-based awards	10	9
Other	(3)	(4)
Net cash provided by (used in) financing activities	(812)	(761)
Net increase (decrease) in cash and cash equivalents	(1,650)	(1,522)
Cash and cash equivalents at beginning of the year	4,000	3,638
Cash and cash equivalents at end of period	$2,350	$2,116

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
In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and with the instructions to Form 10-Q in Article 10 of Securities and Exchange Commission (SEC) Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and any such differences may be material to our financial statements. As discussed in more detail below in Note 6: "Discontinued Operations" and elsewhere in this Quarterly Report on Form 10-Q, during the six months ended July 1, 2012, we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, Raytheon Airline Aviation Services LLC (RAAS), and all operations have ceased. As a result, we reclassified RAAS results as a discontinued operation for all periods presented. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

In the three months ended July 1, 2012, we began investing in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Unrealized gains and losses on our available-for-sale securities are recorded in accumulated other comprehensive loss, net of tax. Realized gains and losses on sales of our available-for-sale securities are recorded in other (income) expense on the statement of operations. When determined, other than temporary declines in the value of available-for-sale securities are recorded as a loss in earnings. We make such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee's business, if available. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis. There were no securities deemed to have other than temporary declines in value for the three months ended July 1, 2012. In the three months ended July 1, 2012, we recorded an unrealized gain on short-term investments of less than $1 million, net of tax, in accumulated other comprehensive loss. In the three months ended July 1, 2012, we recorded gains on sales of short-term investments of less than $1 million in other (income) expense. The amortized cost of these securities closely approximated their fair value as of July 1, 2012.
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

Our operating income included net EAC adjustments resulting from changes in estimates of approximately $175 million and $117 million for the three months ended July 1, 2012 and July 3, 2011, respectively and approximately $315 million and $162 million for the six months ended July 1, 2012 and July 3, 2011, respectively. These adjustments increased our earnings from continuing operations attributable to Raytheon Company common stockholders by approximately $114 million ($0.34 per diluted share) and $76 million ($0.21 per diluted share) for the three months ended July 1, 2012 and July 3, 2011, respectively, and approximately $205 million ($0.61 per diluted share) and $101 million ($0.28 per diluted share) for the six months ended July 1, 2012 and July 3, 2011, respectively.

Note 3: Inventories

Inventories consisted of the following at:

(In millions)	Jul 1, 2012	Dec 31, 2011
Materials and purchased parts	$88	$60
Work in process	348	264
Finished goods	12	12
Total	$448	$336
We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $149 million and $121 million in inventories as work in process at July 1, 2012 and December 31, 2011, respectively.

Note 4: Accounting Standards

New pronouncements issued but not effective until after July 1, 2012 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 5: Acquisitions

In pursuing our business strategies, we acquire and invest in certain businesses that meet strategic and financial criteria.
In the six months ended July 3, 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST), and substantially all the assets of Ktech Corporation (Ktech) for a combined $550 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. The acquisition of RAST is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets, while the acquisition of Ktech is part of our strategy to extend and enhance our Missile Systems (MS) offerings. In connection with these acquisitions, in the six months ended July 3, 2011, we recorded a combined $421 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, and a combined $97 million of intangible assets, primarily related to contractual relationships, license agreements and trade names, with a weighted average life of seven years.

A rollforward of our goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2011	$765	$1,775	$3,467	$2,616	$3,050	$871	$12,544
Acquisitions	—	(1)	—	—	—	—	(1)
Effect of foreign exchange rates and other	(1)	—	—	—	—	—	(1)
Balance at July 1, 2012	$764	$1,774	$3,467	$2,616	$3,050	$871	$12,542

Note 6: Discontinued Operations

In pursuing our business strategies, we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.
During the six months ended July 1, 2012, we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, RAAS, and all operations have ceased. As a result, we have reported the results of RAAS as a discontinued operation for all periods presented. The sale of the remaining operating assets in the six months ended July 1, 2012, resulted in a gain of less than $1 million.
Income from discontinued operations included the following results of RAAS:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Pretax	$—	$12	$—	$15
After-tax	—	8	—	10
No interest expense relating to RAAS was allocated to discontinued operations for the three or six months ended July 1, 2012 and July 3, 2011 because there was no debt specifically attributable to discontinued operations.
We retain certain assets and liabilities of our previously disposed businesses. At July 1, 2012 and December 31, 2011, we had $9 million and $19 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables from the previously sold Raytheon Aircraft Company (Raytheon Aircraft). At July 1, 2012 and December 31, 2011, we had $42 million and $44 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

Note 7: Fair Value Measurements

The estimated fair value of certain financial instruments, including cash and cash equivalents, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $4,607 million and $4,605 million at July 1, 2012 and December 31, 2011, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of $5,343 million and $5,121 million at July 1, 2012 and December 31, 2011, respectively, was based on quoted market prices in active markets, which falls within Level 1 of the fair value measurement hierarchy.

At July 1, 2012, we had short-term investments of $556 million consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of July 1, 2012 and December 31, 2011. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended July 1, 2012 or the year ended December 31, 2011.

Assets and liabilities measured at fair value on a recurring basis consisted of the following:

(In millions)	Level 1	Level 2 (A)	Level 3	Balances at Jul 1, 2012
Assets
Marketable securities held in trust	$376	$—	$—	$376
Short-term investments	—	556	—	556
Foreign currency forward contracts	9	—	—	9
Liabilities
Deferred compensation	229	—	—	229
Foreign currency forward contracts	18	—	—	18
(In millions)	Level 1	Level 2	Level 3	Balances at Dec 31, 2011
Assets
Marketable securities held in trust	$363	$—	$—	$363
Foreign currency forward contracts	12	—	—	12
Liabilities
Deferred compensation	223	—	—	223
Foreign currency forward contracts	22	—	—	22
(A) Fair value of Level 2 assets are determined by pricing vendors under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date, current commercial paper rate, current certificate of deposit rate and coupon rates.

Note 8: Derivative Financial Instruments

Our primary market exposures are to interest rates and foreign exchange rates and we use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions that we judge to be credit-worthy, and the majority of our foreign currency forward contracts are denominated in currencies of major industrial countries. We do not hold or issue derivative financial instruments for trading or speculative purposes.
The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Jul 1, 2012	Dec 31, 2011	Jul 1, 2012	Dec 31, 2011
Derivatives designated as hedging instruments	$7	$11	$15	$17
Derivatives not designated as hedging instruments	2	1	3	5
Total	$9	$12	$18	$22
We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Effective portion
Gain (loss) recognized in accumulated other comprehensive loss (AOCL)	$(7)	$(1)	$(2)	$11
Gain (loss) reclassified from AOCL to net sales	1	1	1	1
Gain (loss) reclassified from AOCL to cost of sales	—	3	(1)	6
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in cost of sales	—	—	—	—
We recognized the following pre-tax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Gain (loss) recognized in net sales	$(3)	$—	$(5)	$—
Gain (loss) recognized in cost of sales	5	—	4	7

There were no interest rate swaps outstanding at July 1, 2012 or December 31, 2011.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $821 million and $941 million at July 1, 2012 and December 31, 2011, respectively.
Our foreign currency forward contracts contain off-set, or netting, provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At July 1, 2012, and December 31, 2011, these netting provisions effectively reduced our exposure to less than $1 million, which is spread across numerous highly rated counterparties.

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

(In millions, except percentages)	Jul 1, 2012	Dec 31, 2011
Total remediation costs—undiscounted	$219	$227
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$150	$152
Recoverable portion	104	105
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
Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2022. Additional guarantees of project performance for which there are no stated values also remain outstanding. The stated values outstanding at July 1, 2012 and December 31, 2011 were as follows:

(In millions)	Jul 1, 2012	Dec 31, 2011
Guarantees	$255	$256
Letters of credit	1,242	1,275
Surety bonds	241	233
Included in guarantees and letters of credit were $108 million and $222 million, respectively, at July 1, 2012, and $109 million and $240 million, respectively, at December 31, 2011, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, or meet project performance or other contractual obligations described above. At July 1, 2012, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at July 1, 2012. At July 1, 2012 and December 31, 2011, we had an estimated liability of $4 million and $6 million, respectively, related to guarantees and letters of credit.
In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon program. Loan repayments by the Brazilian Government were current at July 1, 2012.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At July 1, 2012, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring the contractor to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary country-by-country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.
As a government contractor, we are subject to many levels of audit and investigation by the U.S. Government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

We have completed a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we identified possible areas of concern involving certain practices related to operations in a foreign jurisdiction where we do business. We voluntarily disclosed and shared the results of our review with the SEC and the Department of Justice. Based on the information available to date, we do not believe that the results of this review will have a material adverse effect on our financial condition, results of operations or liquidity.
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which began live operations in May 2009 and had been operating successfully and providing actionable information through at least April 2011 when RSL's exit obligations ended. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $546 million based on foreign exchange rates as of July 1, 2012) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in the operating expenses of our Intelligence and Information Systems segment in the six months ended July 3, 2011.
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $779 million based on foreign exchange rates as of July 1, 2012) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $647 million based on foreign exchange rates as of July 1, 2012). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at July 1, 2012 and December 31, 2011. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently believe it is not probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.

On June 29, 2012 and July 13, 2012 we received a contracting officer’s final decision (COFD) for 2005 and 2004 incurred costs at our Space and Airborne Systems (SAS) business. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position and are in the process of seeking a deferment of the payment and intend to litigate the issues. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.
In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.
Product Warranty—We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to our product warranty accruals was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Balance at beginning of period	$36	$42	$38	$43
Provisions for warranties	3	3	4	5
Warranty services provided	(3)	(2)	(6)	(5)
Balance at end of period	$36	$43	$36	$43
We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 10: Stockholders’ Equity

Repurchases of our common stock under our share repurchase programs were as follows:

	Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011
Amount of stock repurchased	$600	$625
Shares of stock repurchased	11.9	12.5
In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At July 1, 2012, we had approximately $1.6 billion available under this repurchase program. All previous programs have been completed as of July 1, 2012. Share repurchases will take place from time to time at management’s discretion depending on market conditions.
In March 2012, our Board of Directors authorized a 16% increase to our annual dividend payout rate from $1.72 to $2.00 per share. Our Board of Directors also declared dividends of $1.00 per share during the six months ended July 1, 2012, compared to dividends of $0.86 per share during the six months ended July 3, 2011. Dividends are subject to quarterly approval by our Board of Directors.
The changes in shares of our common stock outstanding for the six months ended July 1, 2012 were as follows:

Number of
(In millions)	Shares
Balance at December 31, 2011	338.9
Stock plan activity	5.1
Treasury stock repurchases	(11.9)
Balance at July 1, 2012	332.1
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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.50	$0.43	$0.99	$0.86
Undistributed earnings	0.91	0.78	1.76	1.42
Total	$1.41	$1.21	$2.75	$2.28
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.50	$0.43	$0.99	$0.85
Undistributed earnings	0.91	0.77	1.75	1.41
Total	$1.41	$1.20	$2.74	$2.26
Basic EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was a loss of less than $0.01 and income of $0.02 for the three months ended July 1, 2012 and July 3, 2011, respectively and a loss of $0.01 and income of $0.03 for the six months ended July 1, 2012 and July 3, 2011, respectively. Diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was a loss of less than $0.01 and income of $0.02 for the three months ended July 1, 2012 and July 3, 2011, respectively and a loss of $0.01 and income of $0.03 for the six months ended July 1, 2012 and July 3, 2011, respectively.
The amount of income from continuing operations attributable to participating securities was $9 million and $7 million for the three months ended July 1, 2012 and July 3, 2011, respectively and $17 million and $13 million for the six months ended July 1, 2012 and July 3, 2011, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was a loss of less than $1 million and income of less than $1 million for the three months ended July 1, 2012 and July 3, 2011, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was a loss of less than $1 million and income of less than $1 million for the six months ended July 1, 2012 and July 3, 2011, respectively. The amount of net income attributable to participating securities was $9 million and $7 million for the three months ended July 1, 2012 and July 3, 2011, respectively and was $17 million and $13 million for the six months ended July 1, 2012 and July 3, 2011, respectively.
The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Shares for basic EPS (including 6.6 and 5.9 participating securities for the three months ended July 1, 2012 and July 3, 2011, respectively, and 6.1 and 5.7 for the six months ended July 1, 2012 and July 3, 2011, respectively.)	333.4	355.0	335.4	356.2
Dilutive effect of stock options and Long-Term Performance Plan	1.0	1.5	1.1	1.7
Dilutive effect of warrants	—	0.6	—	1.0
Shares for diluted EPS	334.4	357.1	336.5	358.9
There were no stock options with exercise prices greater than the average market price that were excluded from our calculations of EPS for the three and six months ended July 1, 2012 and July 3, 2011. The following stock options with exercise prices less than the average market price included in our calculations of EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Stock options included in calculations of EPS	1.2	4.6	1.2	4.6
Warrants to purchase shares of our common stock with an exercise price of $37.50 per share were included in our calculations of diluted EPS for the three and six months ended July 3, 2011. These warrants expired in June 2011.

Stock-based compensation plans
Restricted stock activity for the six months ended July 1, 2012 was as follows:

Number of
(In millions)	Shares
Outstanding unvested at December 31, 2011	5.5
Granted	2.3
Vested	(1.6)
Forfeited	(0.1)
Outstanding unvested at July 1, 2012	6.1
During each of the six months ended July 1, 2012 and July 3, 2011, we issued 0.5 million shares of our common stock in connection with the vesting of our 2009–2011 and 2008–2010 Long-Term Performance Plan (LTPP) awards. During the same periods, we also granted our 2012–2014 and 2011–2013 LTPP awards with an aggregate target award of 0.5 million shares for each period.
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

Other Comprehensive Income
Other comprehensive income (loss) includes foreign currency translation adjustments, gains and losses on derivative instruments qualified as cash flow hedges, unrealized gains (losses) on equity investments, unrealized gains (losses) on short-term investments and gains and losses associated with pension and other postretirement benefits. The computation of other comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income. The related gross, tax and net amounts for each component were as follows:

Six Months Ending July 1, 2012 (In millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation	$(1)	$—	$(1)
Pension and other employee benefit plans:
Amortization of prior service cost included in net periodic expense	4	(1)	3
Amortization of net actuarial loss included in net income	479	(168)	311
Defined benefit pension and other employee benefit plans, net	483	(169)	314
Other comprehensive income (loss)	$482	$(169)	$313

Six Months Ending July 3, 2011 (In millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation	$46	$—	$46
Cash flow hedges and interest rate locks	10	(4)	6
Unrealized gains on investments and other	—	4	4
Pension and other employee benefit plans:
Net change in initial net obligation	2	(1)	1
Prior service cost arising during period	45	(16)	29
Net loss arising during period	(7)	3	(4)
Amortization of prior service cost included in net periodic expense	2	(1)	1
Amortization of net actuarial loss included in net income	399	(139)	260
Defined benefit pension and other employee benefit plans, net	441	(154)	287
Other comprehensive income (loss)	$497	$(154)	$343

Note 11: Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We also provide various health care and life insurance benefits to certain retired employees through other postretirement benefit plans.
The components of net periodic pension expense were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Service cost	$135	$123	$270	$246
Interest cost	262	265	524	531
Expected return on plan assets	(357)	(319)	(714)	(638)
Amortization of prior service cost included in net periodic pension expense	3	3	5	7
Amortization of net actuarial loss included in net income	238	199	477	398
Net periodic pension expense	$281	$271	$562	$544
Our net periodic pension expense included expense from foreign benefit plans of $1 million and $3 million in the three months ended July 1, 2012 and July 3, 2011, respectively and $2 million and $7 million in the six months ended July 1, 2012 and July 3, 2011, respectively.
The components of net periodic expense (income) related to our other postretirement benefit plans were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Service cost	$2	$2	$4	$4
Interest cost	10	11	20	21
Expected return on plan assets	(7)	(9)	(15)	(17)
Net change in initial net obligation	—	1	—	2
Amortization of prior service cost included in net periodic pension expense	—	(3)	(1)	(5)
Amortization of net actuarial loss included in net income	1	—	2	1
Net periodic postretirement expense	$6	$2	$10	$6
Long-term pension and other postretirement benefit plan liabilities were $5,467 million and $401 million, respectively, at July 1, 2012, and $6,012 million and $400 million, respectively, at December 31, 2011.
We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the president. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision is expected to reduce our cash funding requirements in 2012. We now expect to make total required contributions of approximately $0.7 billion–$0.8 billion to our pension and other postretirement benefit plans in 2012. The actual amount of required contributions in 2012 will be determined when the Internal Revenue Service (IRS) publishes the 25-year average interest rate prescribed under the STE Act. We made required contributions of $631 million and $542 million during the six months ended July 1, 2012 and July 3, 2011, respectively, to our pension and other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the six months ended July 1, 2012 and July 3, 2011, however, we periodically evaluate whether to make discretionary contributions.

Note 12: Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The IRS has completed their examination of our tax returns through 2008 and we have protested to the IRS Appeals Division certain proposed adjustments related to the federal research tax credit and transfer pricing matters. In addition, we are currently under IRS examination for the 2009 through 2012 tax years, with tax years 2011 and 2012 being examined under the Compliance Assurance Process (CAP) program. CAP is a method of identifying and resolving tax issues through open, cooperative, and transparent interaction with the IRS prior to the filing of a return. Through the CAP program, we expect to achieve tax certainty sooner and with less administrative burden than conventional post-filing examinations. It is expected that this program will shorten and narrow the scope of the post-filing examinations. We are also under audit by multiple state and foreign tax authorities.

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

There were no significant changes in the balance of our unrecognized tax benefits during the three and six months ended July 1, 2012 and July 3, 2011. The balance of our unrecognized tax benefits, exclusive of interest, was $168 million and $167 million at July 1, 2012 and December 31, 2011, respectively, and $196 million and $188 million at July 3, 2011 and December 31, 2010, respectively. If recognized, the majority of our unrecognized tax benefits would affect our earnings.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. At July 1, 2012 and December 31, 2011, we had $20 million and $17 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $13 million and $11 million, respectively.

In the ordinary course of business, we may take new positions that could increase or decrease our unrecognized tax benefits in future periods. It is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, may decrease by up to $60 million as a result of resolving issues protested to the IRS Appeals Division for the 2006–2008 tax years. We expect that the majority of the decrease would not impact earnings because the resolution of the issues is anticipated to be consistent with the benefit previously recognized.

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
During the six months ended July 1, 2012 we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, RAAS, and all operations have ceased. As a result, we have reported the results of RAAS, which were formerly included in Corporate and Eliminations, as a discontinued operation for all periods presented. The sale of the remaining operating assets in the six months ended July 1, 2012 resulted in a gain of less than $1 million.
Revised segment sales for the fiscal quarters and year ended 2011 were as follows:

	Three Months Ended				Year Ended
(In millions)	Apr 3, 2011	Jul 3, 2011	Oct 2, 2011	Dec 31, 2011	Dec 31, 2011
Integrated Defense Systems	$1,219	$1,272	$1,176	$1,291	$4,958
Intelligence and Information Systems	750	752	760	753	3,015
Missile Systems	1,329	1,366	1,413	1,482	5,590
Network Centric Systems	1,121	1,135	1,104	1,137	4,497
Space and Airborne Systems	1,265	1,344	1,305	1,341	5,255
Technical Services	799	851	817	886	3,353
Corporate and Eliminations	(431)	(519)	(459)	(468)	(1,877)
Total	$6,052	$6,201	$6,116	$6,422	$24,791

Revised segment operating income for the fiscal quarters and year ended 2011 were as follows:

	Three Months Ended				Year Ended
(In millions)	Apr 3, 2011	Jul 3, 2011	Oct 2, 2011	Dec 31, 2011	Dec 31, 2011
Integrated Defense Systems	$193	$203	$204	$236	$836
Intelligence and Information Systems	(28)	55	58	74	159
Missile Systems	155	151	178	209	693
Network Centric Systems	160	170	162	175	667
Space and Airborne Systems	156	176	171	214	717
Technical Services	81	72	75	84	312
FAS/CAS Adjustment	(89)	(90)	(75)	(83)	(337)
Corporate and Eliminations	(39)	(67)	(51)	(60)	(217)
Total	$589	$670	$722	$849	$2,830
Revised components of operating income related to Corporate and Eliminations for the fiscal quarters and year ended 2011 were as follows:

	Three Months Ended				Year Ended
(In millions)	Apr 3, 2011	Jul 3, 2011	Oct 2, 2011	Dec 31, 2011	Dec 31, 2011
Intersegment profit eliminations	$(38)	$(53)	$(45)	$(41)	$(177)
Corporate	(1)	(14)	(6)	(19)	(40)
Total	$(39)	$(67)	$(51)	$(60)	$(217)
Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Integrated Defense Systems	$1,221	$1,272	$2,441	$2,491
Intelligence and Information Systems	751	752	1,515	1,502
Missile Systems	1,355	1,366	2,706	2,695
Network Centric Systems	962	1,135	1,962	2,256
Space and Airborne Systems	1,377	1,344	2,634	2,609
Technical Services	821	851	1,623	1,650
Corporate and Eliminations	(495)	(519)	(951)	(950)
Total	$5,992	$6,201	$11,930	$12,253

	Three Months Ended		Six Months Ended
Intersegment Sales (In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Integrated Defense Systems	$19	$18	$42	$35
Intelligence and Information Systems	3	3	6	6
Missile Systems	5	23	12	38
Network Centric Systems	109	123	212	247
Space and Airborne Systems	161	131	293	252
Technical Services	198	221	386	372
Total	$495	$519	$951	$950

	Three Months Ended		Six Months Ended
Operating Income (In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Integrated Defense Systems	$236	$203	$452	$396
Intelligence and Information Systems	61	55	123	27
Missile Systems	169	151	349	306
Network Centric Systems	123	170	239	330
Space and Airborne Systems	204	176	377	332
Technical Services	75	72	146	153
FAS/CAS Adjustment	(71)	(90)	(141)	(179)
Corporate and Eliminations	(55)	(67)	(97)	(106)
Total	$742	$670	$1,448	$1,259

We must calculate our pension and other postretirement benefit costs under both Financial Accounting Standards (FAS) requirements under GAAP and U.S. Government cost accounting standards (CAS). GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not indicative of the funding requirements for pension and postretirement plans that we determine by other factors. CAS prescribes the allocation to and recovery of pension and other postretirement costs on U.S. Government contracts. The results of each segment only include pension and postretirement expense as determined under CAS. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both FAS and CAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension and postretirement cost. The FAS/CAS Adjustment, which is reported as a separate line in our segment results above, represents the difference between our pension and postretirement benefit (PRB) expense or income under FAS in accordance with GAAP and our pension and PRB expense under CAS.
The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
FAS/CAS Pension Adjustment	$(70)	$(89)	$(140)	$(179)
FAS/CAS PRB Adjustment	(1)	(1)	(1)	—
FAS/CAS Adjustment	$(71)	$(90)	$(141)	$(179)
The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Intersegment profit eliminations	$(49)	$(53)	$(91)	$(91)
Corporate	(6)	(14)	(6)	(15)
Total	$(55)	$(67)	$(97)	$(106)

	Three Months Ended		Six Months Ended
Intersegment Operating Income (In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Integrated Defense Systems	$2	$1	$4	$2
Intelligence and Information Systems	—	—	—	—
Missile Systems	1	2	3	4
Network Centric Systems	11	14	20	26
Space and Airborne Systems	16	11	28	23
Technical Services	19	25	36	36
Total	$49	$53	$91	$91

Identifiable Assets (In millions)	Jul 1, 2012	Dec 31, 2011
Integrated Defense Systems	$1,945	$1,909
Intelligence and Information Systems	2,485	2,442
Missile Systems	5,467	5,214
Network Centric Systems	4,340	4,242
Space and Airborne Systems	4,818	4,700
Technical Services	1,433	1,399
Corporate	4,590	5,948
Total	$25,078	$25,854

With respect to the unaudited consolidated financial information of Raytheon Company for the three and six months ended July 1, 2012 and July 3, 2011, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 26, 2012, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of July 1, 2012, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended July 1, 2012 and July 3, 2011, and the consolidated statements of equity and cash flows for the six-month periods ended July 1, 2012 and July 3, 2011. This interim financial information is the responsibility of the Company’s management.
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
July 26, 2012

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

Selected consolidated results were as follows:

			% of Total Net Sales
	Three Months Ended		Three Months Ended
(In millions, except percentages and per share data)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Net sales
Products	$4,973	$5,243	83.0%	84.6%
Services	1,019	958	17.0%	15.4%
Total net sales	5,992	6,201	100.0%	100.0%
Operating expenses
Cost of sales
Products	3,805	4,131	63.5%	66.6%
Services	847	802	14.1%	12.9%
Total cost of sales	4,652	4,933	77.6%	79.6%
Administrative and selling expenses	404	436	6.7%	7.0%
Research and development expenses	194	162	3.2%	2.6%
Total operating expenses	5,250	5,531	87.6%	89.2%
Operating income	742	670	12.4%	10.8%
Non-operating (income) expense
Interest expense	50	43	0.8%	0.7%
Interest income	(1)	(3)	—%	—%
Other (income) expense	3	1	0.1%	—%
Non-operating (income) expense, net	52	41	0.9%	0.7%
Federal and foreign income taxes	219	192	3.7%	3.1%
Income from continuing operations	471	437	7.9%	7.0%
Income (loss) from discontinued operations, net of tax	(1)	8	—%	0.1%
Net income	470	445	7.8%	7.2%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(1)	7	—%	0.1%
Net income attributable to Raytheon Company	$471	$438	7.9%	7.1%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$1.41	$1.20
Diluted earnings per share attributable to Raytheon Company common stockholders	1.41	1.23

			% of Total Net Sales
	Six Months Ended		Six Months Ended
(In millions, except percentages and per share data)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Net sales
Products	$9,872	$10,284	82.7%	83.9%
Services	2,058	1,969	17.3%	16.1%
Total net sales	11,930	12,253	100.0%	100.0%
Operating expenses
Cost of sales
Products	7,590	8,192	63.6%	66.9%
Services	1,721	1,639	14.4%	13.4%
Total cost of sales	9,311	9,831	78.0%	80.2%

Administrative and selling expenses	809	862	6.8%	7.0%
Research and development expenses	362	301	3.0%	2.5%
Total operating expenses	10,482	10,994	87.9%	89.7%
Operating income	1,448	1,259	12.1%	10.3%
Non-operating (income) expense
Interest expense	100	86	0.8%	0.7%
Interest income	(3)	(7)	—%	(0.1)%
Other (income) expense	(5)	1	—%	—%
Non-operating (income) expense, net	92	80	0.8%	0.7%
Federal and foreign income taxes	431	356	3.6%	2.9%
Income from continuing operations	925	823	7.8%	6.7%
Income (loss) from discontinued operations, net of tax	(3)	11	—%	0.1%
Net income	922	834	7.7%	6.8%
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	3	12	—%	0.1%
Net income attributable to Raytheon Company	$919	$822	7.7%	6.7%
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$2.74	$2.26
Diluted earnings per share attributable to Raytheon Company common stockholders	2.73	2.29

Total Net Sales
The composition of external net sales by products and services for each segment for the second quarter and first six months of 2012 remained relatively consistent with the year ended December 31, 2011 which was approximately the following:

External Net Sales by Products and Services (% of segment total net external sales)
	IDS	IIS	MS	NCS	SAS	TS
Products	95%	80%	100%	90%	90%	15%
Services	5%	20%	—%	10%	10%	85%

Total Net Sales - Second Quarter of 2012 vs. Second Quarter of 2011—The decrease in total net sales of $209 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to lower external net sales of $159 million at NCS. The decrease in external net sales at NCS was primarily due to lower net sales on U.S. Army sensor programs due to a planned decline in production, lower net sales of acoustic sensor systems due to higher 2011 deliveries based on customer demands and lower net sales on certain radio and communication programs as a result of customer program requirements.

Products and Services Net Sales - Second Quarter of 2012 vs. Second Quarter of 2011—The decrease in product net sales of $270 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to lower external product net sales of $146 million at NCS, $49 million at IDS and $38 million at IIS. The decrease in external product net sales at NCS was primarily due to the activity in the programs described above. The decrease in external product net sales at IDS was primarily due to the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the scheduled completion of certain design and production phases of various global integrated sensors programs, partially offset by higher net sales in various integrated air and missile defense programs principally driven by higher net sales on an international Patriot program awarded in the second quarter of 2011 partially offset by lower net sales from the completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008. The decrease in external product net sales at IIS was primarily due to lower net sales on the UKBA Program. The increase in service net sales of $61 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to higher external service net sales of $37 million at IIS, principally due to higher service net sales on classified programs and additional sales from businesses acquired in the fourth quarter of 2011.

Total Net Sales - First Six Months of 2012 vs. First Six Months of 2011—The decrease in total net sales of $323 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to lower external net sales of $259 million at NCS. The decrease in external net sales at NCS was primarily due to lower net sales on U.S. Army sensor programs due to a planned decline in production and decreases in net EAC adjustments, lower net sales on certain radio and communication programs as a result of customer program requirements, and lower net sales of acoustic sensor systems due to higher 2011 deliveries based on customer demands.

Products and Services Net Sales - First Six Months of 2012 vs. First Six Months of 2011—The decrease in product net sales of $412 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to lower external product net sales of $239 million at NCS and $69 million at IIS. The decrease in external product net sales at NCS was primarily due to the activity on the programs described above. The decrease in external product net sales at IIS was primarily due to lower net sales on the UKBA Program. The increase in service net sales of $89 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to higher external service net sales of $82 million at IIS, principally due to higher service net sales on classified programs and additional sales from businesses acquired in the fourth quarter of 2011.

Sales to Major Customers - Second Quarter of 2012 vs. Second Quarter of 2011—Sales to the U.S. Department of Defense (DoD) were 82% and 83% of total net sales in the second quarters of 2012 and 2011, respectively. Sales to the U.S. Government were 87% and 86% of total net sales in the second quarters of 2012 and 2011, respectively. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $779 million and $823 million in the second quarters of 2012 and 2011, respectively. Total international sales, including foreign military sales, were $1.5 billion or 25.3% of total net sales in the second quarter of 2012 compared to $1.6 billion or 25.9% in the second quarter of 2011.

Sales to Major Customers - First Six Months of 2012 vs. First Six Months of 2011—Sales to the DoD were 82% and 83% of total net sales in the first six months of 2012 and 2011, respectively. Sales to the U.S. Government were 87% of total net sales in the first six months of 2012 and 2011. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $1,615 million and $1,579 million in the first six months of 2012 and 2011, respectively. Total international sales, including foreign military sales, were $3.0 billion or 25.4% of total net sales in the first six months of 2012 compared to $3.1 billion or 25.2% in the first six months of 2011.

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

Total Cost of Sales - Second Quarter of 2012 vs. Second Quarter of 2011—The decrease in total cost of sales of $281 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to decreased external costs of $104 million at NCS and $94 million at IDS, as well as $19 million of lower expense in the second quarter of 2012 compared to the second quarter of 2011 related to the FAS/CAS Adjustment described below in Segment Results. The decrease in external costs at NCS was primarily due to the activity on the programs described above in Total Net Sales. The decrease in external costs at IDS was primarily due to the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the scheduled completion of certain design and production phases of various global integrated sensors programs, partially offset by higher net sales in various integrated air and missile defense programs principally driven by higher net sales on an international Patriot program awarded in the second quarter of 2011, partially offset by lower net sales from the completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008.

Products and Services Cost of Sales - Second Quarter of 2012 vs. Second Quarter of 2011—The decrease in product cost of sales of $326 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to lower external product cost of sales of $93 million at IDS, $93 million at NCS, $40 million at IIS and $40 million at SAS. The decreases in external product costs of sales at IDS, NCS and IIS were primarily due to the activity described above in Total Net Sales. The decrease in external product costs of sales at SAS was spread across numerous programs. The increase in service cost of sales of $45 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to higher external service cost of sales of $32 million at IIS, driven primarily by the activity described above in Total Net Sales.

Total Cost of Sales - First Six Months of 2012 vs. First Six Months of 2011—The decrease in total cost of sales of $520 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to decreased external costs of $152 million at NCS, $118 million at IDS, $91 million at IIS and $74 million at SAS as well as $38 million of lower expense in the first six months of 2012 compared to the first six months of 2011 related to the FAS/CAS Adjustment described below in Segment Results. The decrease in external costs at NCS was primarily due to the activity on the programs described above in

Total Net Sales. The decrease in external costs as IDS was primarily due to the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the scheduled completion of certain design and production phases of various global integrated sensors programs, partially offset by higher costs in various integrated air and missile defense programs principally driven by higher costs on an international Patriot program awarded in the second quarter of 2011 partially offset by lower costs from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008. The decrease in external costs at IIS was primarily due to the UKBA LOC Adjustment in the first quarter of 2011, as described in Commitments and Contingencies on page 50, which had an impact of $80 million. The decrease in external costs at SAS was spread across numerous programs.

Products and Services Cost of Sales - First Six Months of 2012 vs. First Six Months of 2011—The decrease in product cost of sales of $602 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to lower external product cost of sales of $168 million at IIS, at $130 million NCS, at $109 million SAS and $104 million at IDS. The decrease in external product cost of sales at IIS was primarily driven by activity on the UKBA Program, including $80 million related to the UKBA LOC Adjustment in the first six months of 2011 described above. The decreases in external product cost of sales at NCS, SAS and IDS were primarily due to the activity on the programs described above. The increase in service cost of sales of $82 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to higher external service cost of sales of $77 million at IIS, driven primarily by the activity described above in Total Net Sales.

Administrative and Selling Expenses
The decrease in administrative and selling expenses of $32 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to various cost reduction efforts and due to lower acquisition-related costs for Raytheon Applied Signal Technology, Inc. (RAST). Administrative and selling expenses in the second quarter of 2012 remained relatively consistent as a percentage of total net sales compared to the second quarter of 2011.

The decrease in administrative and selling expenses of $53 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to various cost reduction efforts and due to lower acquisition-related costs for RAST. Administrative and selling expenses in the first six months of 2012 remained relatively consistent as a percentage of total net sales compared to the first six months of 2011.

Research and Development Expenses
The increase in research and development expenses of $32 million in the second quarter of 2012 compared to the second quarter of 2011 was related to increased bid and proposal expenses due to the timing of various pursuits.

The increase in research and development expenses of $61 million in the first six months of 2012 compared to the first six months of 2011 was related to increased bid and proposal expenses due to the timing of various pursuits.

Total Operating Expenses
The decrease in total operating expenses of $281 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to the decrease in cost of sales of $281 million, the primary drivers of which are described above in Total Cost of Sales.

The decrease in total operating expenses of $512 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to the decrease in cost of sales of $520 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income
The increase in operating income of $72 million in the second quarter of 2012 compared to the second quarter of 2011 was due to the decrease in operating expenses of $281 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the decrease in total net sales of $209 million, the primary drivers of which are described above in Total Net Sales.

The increase in operating income of $189 million in the first six months of 2012 compared to the first six months of 2011 was due to the decrease in operating expenses of $512 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the decrease in total net sales of $323 million, the primary drivers of which are described above in Total Net Sales.

Non-operating (Income) Expense, Net
The increase in non-operating (income) expense, net of $11 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to $7 million of higher interest expense, principally due to the issuance of $1.0 billion of fixed rate long-term debt in the fourth quarter of 2011.

The increase in non-operating (income) expense, net of $12 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to $14 million of higher interest expense, principally due to the issuance of $1.0 billion of fixed rate long-term debt in the fourth quarter of 2011.

Federal and Foreign Income Taxes
Our effective tax rate in the second quarter of 2012 was 31.7% compared to 30.5% in the second quarter of 2011. The increase of 1.2% was primarily due to the expiration of the U.S. research and development tax credit as of December 31, 2011, which increased the rate by approximately 1%, partially offset by the foreign income tax rate differential, which decreased the rate by approximately 0.7%. The remaining increase of 0.9% is comprised of various unrelated items which individually or collectively are not significant. Our effective tax rate in the second quarter of 2012 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2%, and the foreign income tax rate differential, which decreased the rate by approximately 0.8%. The remaining decrease of 0.5% is comprised of various unrelated items which individually or collectively are not significant. Our effective tax rate in the second quarter of 2011 differed from the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.4%, and the U.S. research and development tax credit, which decreased the rate by approximately 1%. The remaining decrease of 1.1% is comprised of various unrelated items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2012 was 31.8% compared to 30.2% in the first six months of 2011. The increase of 1.6% was primarily due to the expiration of the U.S. research and development tax credit as of December 31, 2011, which increased the rate by approximately 1%, an interest recalculation refund claim filed in the first quarter of 2011, which decreased the 2011 effective tax rate by approximately 0.5%, partially offset by the foreign income tax rate differential, which decreased the rate by approximately 0.5%. The remaining increase of 0.6% is comprised of various unrelated items which individually or collectively are not significant. Our effective tax rate in the first six months of 2012 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2% and the foreign income tax rate differential, which decreased the rate by approximately 0.6%. The remaining decrease of 0.6% is comprised of various unrelated items which individually or collectively are not significant. Our effective tax rate in the first six months of 2011 differed from the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.4%, the U.S. research and development tax credit, which decreased the rate by approximately 1% and an interest recalculation refund claim filed in the first quarter of 2011, which decreased the rate by approximately 0.5%. The remaining decrease of 0.9% is comprised of various unrelated items which individually or collectively are not significant.

Income from Continuing Operations
The increase in income from continuing operations of $34 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to the $72 million increase in operating income, the primary drivers of which are described above in Operating Income, partially offset by a $27 million increase in federal and foreign income taxes, related primarily to the higher levels of income and the change in effective tax rate described above in Federal and Foreign Income Taxes.

The increase in income from continuing operations of $102 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to the $189 million increase in operating income, the primary drivers of which are described above in Operating Income, partially offset by a $75 million increase in federal and foreign income taxes, related primarily to the higher levels of income and the change in the effective tax rate described above in Federal and Foreign Income Taxes.

Net Income
The increase in net income of $25 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to the increase of $34 million in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

The increase in net income of $88 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to the increase of $102 million in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the second quarter of 2012 and 2011 was as follows:

	Three Months Ended
(In millions, except per share amounts)	Jul 1, 2012	Jul 3, 2011
Income from continuing operations attributable to Raytheon Company	$472	$430
Diluted weighted average shares outstanding	334.4	357.1
Diluted EPS from continuing operations attributable to Raytheon Company	$1.41	$1.20
The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.21 in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to the increase in income from continuing operations attributable to Raytheon Company common stockholders described above. In addition, diluted EPS from continuing operations attributable to Raytheon Company common stockholders was also affected by common stock share activity, including the activity for the periods shown in the table below.

	Three Months Ended
Shares of Common Stock Outstanding (Shares in millions)	Jul 1, 2012	Jul 3, 2011
Beginning balance	332.8	354.6
Warrants exercised	—	2.9
Stock plan activity	3.3	2.3
Treasury stock repurchases	(4.0)	(6.4)
Ending balance	332.1	353.4

Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the first six months of 2012 and 2011 was as follows:

	Six Months Ended
(In millions, except per share amounts)	Jul 1, 2012	Jul 3, 2011
Income from continuing operations attributable to Raytheon Company	$922	$811
Diluted weighted average shares outstanding	336.5	358.9
Diluted EPS from continuing operations attributable to Raytheon Company	$2.74	$2.26
The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.48 in the first six months of 2012 compared to the first six months of 2011 was primarily due to the increase in income from continuing operations attributable to Raytheon Company common stockholders described above. In addition, diluted EPS from continuing operations attributable to Raytheon Company common stockholders was also affected by common stock share activity, including the activity for the periods shown in the table below.

	Six Months Ended
Shares of Common Stock Outstanding (Shares in millions)	Jul 1, 2012	Jul 3, 2011
Beginning balance	338.9	359.4
Warrants exercised	—	3.3
Stock plan activity	5.1	3.2
Treasury stock repurchases	(11.9)	(12.5)
Ending balance	332.1	353.4

Warrants to purchase shares of our common stock with an exercise price of $37.50 per share were included in our calculations of diluted EPS for the second quarter and first six months of 2011. These warrants expired in June 2011.

Diluted EPS Attributable to Raytheon Company Common Stockholders
The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.18 in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to the $0.21 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.44 in the first six months of 2012 compared to the first six months of 2011 was primarily due to the $0.48 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

Adjusted EPS
Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the earnings per share impact of the FAS/CAS Adjustment tax effected at the federal statutory rate of 35% and, from time to time, certain other items. In addition to the FAS/CAS Adjustment, first six months of 2011 Adjusted EPS excludes the earnings per share impact of the UKBA LOC Adjustment, as described in Commitments and Contingencies on page 50, tax effected at the blended global tax rate of approximately 29%. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting the Company’s financial performance and believes that it provides additional insight into the Company’s underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding. Adjusted EPS was as follows:

	Three Months Ended		Six Months Ended
	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.41	$1.20	$2.74	$2.26
Earnings per share impact of FAS/CAS Adjustment	0.14	0.16	0.27	0.32
Earnings per share impact of UKBA LOC Adjustment	—	—	—	0.16
Adjusted EPS	$1.55	$1.37	$3.01	$2.74

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

Bookings—We disclose the amount of bookings and notable contract awards for each segment. Bookings generally represent the dollar value of new contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated. We believe bookings are an important measure of future performance and are an indicator of potential future changes in net sales, because we cannot record revenues under a new contract without first having a booking in the current or a preceding period (i.e., a contract award).

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

Total Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: 1) cost of sales—labor; 2) cost of sales—materials and subcontractors; and 3) other costs of sales and other operating expenses. Included in cost of sales—labor is the incurred direct labor associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales—materials and subcontractors is the incurred direct materials, subcontractor costs (which include effort performed by other Raytheon segments), and applicable overhead allocations in the current period. Included in other cost of sales and other operating expenses is other direct costs not captured in labor or material and subcontractor costs, such as precontract costs previously deferred, costs previously deferred into inventory on contracts using commercial or units of delivery accounting, applicable overhead allocations, general and administrative costs, research and development costs (including bid and proposal costs), and adjustments for loss contracts.

Operating Income (and the related operating margin percentage)—We generally express changes in segment operating income in terms of volume, net changes in Estimate at Completion (EAC) adjustments or changes in contract mix and other program performance.

The impact of changes in volume on operating income excludes the impact of net EAC adjustments and the impact of changes in contract mix and other program performance and is calculated based on changes in costs on individual programs at an overall margin for the segment.

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

	Three Months Ended		Six Months Ended
EAC Adjustments (In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Gross favorable	$263	$230	$499	$452
Gross unfavorable	(88)	(113)	(184)	(290)
Total net EAC adjustments	$175	$117	$315	$162

There were no significant individual EAC adjustments in the second quarters of 2012 and 2011. There were no significant individual EAC adjustments in the first six months of 2012. In the first six months of 2011, we had the UKBA LOC Adjustment of $80 million, which is described in Commitments and Contingencies on page 50.

The $58 million increase in net EAC adjustments in the second quarter of 2012 compared to the second quarter of 2011 was primarily driven by $23 million at SAS and $21 million at MS, as more fully described below in the operating income discussions for each respective segment. The $153 million increase in net EAC adjustments in the first six months of 2012 compared to the first six months of 2011 was primarily due to $85 million at IIS, $57 million at SAS and $31 million at MS, as more fully described below in the operating income discussions for each respective segment.

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

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Integrated Defense Systems	$1,221	$1,272	$2,441	$2,491
Intelligence and Information Systems	751	752	1,515	1,502
Missile Systems	1,355	1,366	2,706	2,695
Network Centric Systems	962	1,135	1,962	2,256
Space and Airborne Systems	1,377	1,344	2,634	2,609
Technical Services	821	851	1,623	1,650
Corporate and Eliminations	(495)	(519)	(951)	(950)
Total	$5,992	$6,201	$11,930	$12,253

	Three Months Ended		Six Months Ended
Operating Income (In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Integrated Defense Systems	$236	$203	$452	$396
Intelligence and Information Systems	61	55	123	27
Missile Systems	169	151	349	306
Network Centric Systems	123	170	239	330
Space and Airborne Systems	204	176	377	332
Technical Services	75	72	146	153
FAS/CAS Adjustment	(71)	(90)	(141)	(179)
Corporate and Eliminations	(55)	(67)	(97)	(106)
Total	$742	$670	$1,448	$1,259

	Three Months Ended		Six Months Ended
Bookings (In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Integrated Defense Systems	$676	$2,306	$1,412	$2,942
Intelligence and Information Systems	646	757	1,092	1,585
Missile Systems	1,757	1,315	3,082	2,209
Network Centric Systems	984	896	1,605	1,756
Space and Airborne Systems	1,240	1,039	2,893	2,389
Technical Services	854	1,108	1,235	1,643
Total	$6,157	$7,421	$11,319	$12,524
Included in bookings were international bookings of $576 million and $2,651 million in the second quarters of 2012 and 2011, respectively, and $1,944 million and $4,089 million in the first six months of 2012 and 2011, respectively which included foreign military bookings through the U.S. Government. International bookings amounted to 9% and 36% of total bookings in the second quarters of 2012 and 2011, respectively and 17% and 33% in the first six months of 2012 and 2011, respectively.

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

	Funded Backlog		Total Backlog
Backlog (In millions)	Jul 1, 2012	Dec 31, 2011	Jul 1, 2012	Dec 31, 2011
Integrated Defense Systems	$7,199	$7,100	$8,725	$9,766
Intelligence and Information Systems	1,163	829	3,924	4,366
Missile Systems	6,350	6,205	8,899	8,570
Network Centric Systems	2,989	3,267	3,819	4,160
Space and Airborne Systems	3,613	3,104	6,137	5,864
Technical Services	1,771	1,957	2,419	2,586
Total	$23,085	$22,462	$33,923	$35,312

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

Integrated Defense Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Total Net Sales	$1,221	$1,272	(4.0)%	$2,441	$2,491	(2.0)%
Operating Expenses
Cost of sales—labor	440	479	(8.1)%	904	977	(7.5)%
Cost of sales—materials and subcontractors	393	421	(6.7)%	780	800	(2.5)%
Other cost of sales and other operating expenses	152	169	(10.1)%	305	318	(4.1)%
Total Operating Expenses	985	1,069	(7.9)%	1,989	2,095	(5.1)%
Operating Income	$236	$203	16.3%	$452	$396	14.1%
Operating Margin	19.3%	16.0%		18.5%	15.9%

Change in Operating Income (In millions)	Three Months Ended Jul 1, 2012 Versus Three Months Ended Jul 3, 2011			Six Months Ended Jul 1, 2012 Versus Six Months Ended Jul 3, 2011
Volume		$(12)			$(15)
Net change in EAC adjustments		13			19
Mix and other performance		32			52
Total change in operating income		$33			$56

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Bookings	$676	$2,306	(70.7)%	$1,412	$2,942	(52.0)%

Total Net Sales—The decrease in total net sales of $51 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to $57 million of lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and $39 million of lower net sales from the scheduled completion of certain design and production phases of various global integrated sensors programs, partially offset by $47 million of higher net sales in various integrated air and missile defense programs principally driven by $100 million of higher net sales on an international Patriot program awarded in the second quarter of 2011, partially offset by $65 million of lower net sales from the completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008.

The decrease in total net sales of $50 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to $102 million of lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and $48 million from the scheduled completion of certain design and production phases of various global integrated sensors programs, partially offset by $73 million of higher net sales in various integrated air and missile defense programs principally driven by $171 million of higher net sales on an international Patriot program awarded in the second quarter of 2011, partially offset by $94 million of lower net sales from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008.

Total Operating Expenses—The decrease in operating expenses of $84 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to the activity on the programs and for the reasons described above in Total Net Sales. The decrease in labor costs of $39 million was driven primarily by decreased volume on an international Patriot program awarded in the fourth quarter of 2008 and various global integrated sensors programs, partially offset by increased volume on an international Patriot program awarded in the second quarter of 2011 and the types of costs incurred in the respective periods based on the program requirements and program schedules. The decrease in materials and subcontractors costs of $28 million was driven primarily by the net change in volume on a U.S. Navy combat systems program and an international Patriot program awarded in the first quarter of 2008, partially offset by volume on an international Patriot program awarded in the second quarter of 2011 and the types of costs incurred in the respective periods based on the program requirements and program schedules. The decrease in other cost of sales and other operating expenses of $17 million was principally driven by lower other direct costs driven by the types of costs incurred in the respective periods based on program requirements and program schedules.

The decrease in operating expenses of $106 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to the activity on the programs and for the reasons described above in Total Net Sales. The decrease in labor costs of $73 million was driven primarily by the decreased volume on various global integrated sensors programs, an international Patriot program awarded in the fourth quarter of 2008 and a U.S. Navy combat systems program, partially offset by increased volume on an international Patriot program awarded in the second quarter of 2011 and the types of costs incurred in the respective periods based on the program requirements and program schedules.

Operating Income and Margin—The increase in operating income of $33 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to a change in mix and other performance of $32 million, principally driven by higher volume on certain international Patriot programs and a net change in EAC adjustments of $13 million, driven principally by the amount of EAC adjustments on a number of international programs due to labor and material efficiencies, partially offset by decreased volume of $12 million principally driven by the programs described above in Total Net Sales. The increase in operating margin in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to the change in mix and other performance and the net change in EAC adjustments.

The increase in operating income of $56 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to a change in mix and other performance of $52 million, principally driven by higher volume on certain international Patriot programs and a net change in EAC adjustments of $19 million, principally driven by the amount of EAC adjustments on a number of international programs due to labor and material efficiencies, partially offset by decreased volume of $15 million, principally driven by the programs described above in Total Net Sales. The increase in operating margin in the first six months of 2012 compared to the first six months of 2011 was primarily due to the change in mix and other performance and the net change in EAC adjustments.

Backlog and Bookings—Backlog was $8,725 million at July 1, 2012 compared to $9,766 million at December 31, 2011. The decrease in backlog of $1,041 million or 11% at July 1, 2012 compared to December 31, 2011 was primarily due to sales in excess of bookings in the second quarter of 2012, principally across our Integrated Air & Missile Defense and Global Integrated Sensors product lines. Bookings decreased by $1,630 million in the second quarter of 2012 compared to the second quarter of 2011. In the second quarter of 2012, IDS booked $134 million to provide advanced Patriot air and missile defense capability for an international customer. In the second quarter of 2011, IDS booked $1,698 million for the Patriot Air and Missile Defense System for the Kingdom of Saudi Arabia Ministry of Defense and Aviation.

Bookings decreased $1,530 million in the first six months of 2012 compared to the first six months of 2011. In addition to the bookings noted above, in the first six months of 2012, IDS booked $182 million to provide Patriot engineering services support for U.S. and international customers. IDS also booked $90 million to provide engineering services, production and support for the Aegis weapon system for the U.S. Navy. In addition to the bookings noted above, in the first six months of 2011, IDS booked $131 million to provide engineering services support for a Patriot air and missile defense program for U.S. and international customers and $107 million for development on the competitively awarded Space Fence program for the U.S. Air Force.

Intelligence and Information Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Total Net Sales	$751	$752	(0.1)%	$1,515	$1,502	0.9%
Total Operating Expenses
Cost of sales—labor	320	313	2.2%	641	630	1.7%
Cost of sales—materials and subcontractors	262	285	(8.1)%	529	557	(5.0)%
Other cost of sales and other operating expenses	108	99	9.1%	222	288	(22.9)%
Total Operating Expenses	690	697	(1.0)%	1,392	1,475	(5.6)%
Operating Income	$61	$55	10.9%	$123	$27	*NM
Operating Margin	8.1%	7.3%		8.1%	1.8%
*NM- not meaningful

Change in Operating Income (In millions)	Three Months Ended Jul 1, 2012 Versus Three Months Ended Jul 3, 2011			Six Months Ended Jul 1, 2012 Versus Six Months Ended Jul 3, 2011
Volume		$2			$4
Net change in EAC adjustments		—			85
Mix and other performance		4			7
Total change in operating income		$6			$96

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Bookings	$646	$757	(14.7)%	$1,092	$1,585	(31.1)%

Total Net Sales—Total net sales in the second quarter of 2012 were relatively consistent with the second quarter of 2011. Included in total net sales in the second quarter of 2012 was $23 million of lower net sales on the UKBA Program, partially offset by $19 million of higher net sales of cybersecurity solutions driven by recent acquisitions and increased customer orders.

Total net sales in the first six months of 2012 were relatively consistent with the first six months of 2011. Included in total net sales in the first six months of 2012 was $40 million of higher net sales of cybersecurity solutions driven by recent acquisitions and increased customer orders, offset by $47 million of lower net sales on the UKBA Program.

Total Operating Expenses—Total operating expenses in the second quarter of 2012 were relatively consistent with the second quarter of 2011. The decrease in materials and subcontractor costs of $23 million was driven primarily by lower subcontractor costs related to the UKBA Program. The increase in other cost of sales and other operating expenses of $9 million was driven primarily by the timing of costs applied to contracts through rates.

The decrease in operating expenses of $83 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to the UKBA LOC Adjustment in the first quarter of 2011, as described in Commitments and Contingencies on page 50, which had an impact of $80 million. The decrease in materials and subcontractors costs of $28 million was primarily due to the activity on the UKBA Program described above. The decrease in other cost of sales and other operating expenses of $66 million was primarily due to the UKBA LOC Adjustment described above.

Operating Income and Margin—The increase in operating income of $6 million and the related increase in operating margin in the second quarter of 2012 compared to the second quarter of 2011 were primarily driven by an insurance recovery for legal expenses of $9 million. Operating income in the second quarter of 2012 included $9 million of legal and other period expenses in connection with the UKBA Program dispute and arbitration compared to $6 million in the second quarter of 2011. Operating income in the second quarters of 2012 and 2011 was reduced by approximately $5 million and $4 million, respectively, of certain cybersecurity-related acquisition costs and investments.

The increase in operating income of $96 million and the related increase in operating margin in the first six months of 2012 compared to the first six months of 2011 was primarily due to a net change in EAC adjustments of $85 million, driven principally by the UKBA LOC Adjustment in the first quarter of 2011, which had an impact of $80 million. Operating income in the first six months of 2012 included $14 million of legal and other period expenses in connection with the UKBA program dispute and arbitration compared to $10 million in the first six months of 2011. Operating income in the first six months of 2012 and 2011 was reduced by approximately $9 million and $8 million, respectively, of certain cybersecurity-related acquisition costs and investments.

Backlog and Bookings—Backlog was $3,924 million at July 1, 2012 compared to $4,366 million at December 31, 2011. The decrease in backlog of $442 million or 10% at July 1, 2012 compared to December 31, 2011 was primarily due to sales in excess of bookings in the second quarter of 2012, primarily for Global Positioning System Advanced Control Segment (GPS-OCX) and Joint Polar Satellite System (JPSS) programs, as well as for certain classified programs. Bookings decreased by $111 million in the second quarter of 2012 compared to the second quarter of 2011. In the second quarter of 2012, IIS booked $458 million on a number of classified contracts, compared to $481 million in the second quarter of 2011. In the second quarter of 2011, IIS booked $85 million for development on GPS-OCX for the U.S. Air Force.

Bookings decreased by $493 million in the first six months of 2012 compared to the first six months of 2011. In addition to the bookings noted above, in the first six months of 2012, IIS booked $284 million on a number of classified contracts. In addition to the bookings noted above, in the first six months of 2011, IIS booked $347 million on the JPSS program for National

Aeronautics and Space Administration (NASA), as well as $326 million on a number of classified contracts.

Missile Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Total Net Sales	$1,355	$1,366	(0.8)%	$2,706	$2,695	0.4%
Total Operating Expenses
Cost of sales—labor	431	409	5.4%	880	848	3.8%
Cost of sales—materials and subcontractors	613	591	3.7%	1,160	1,188	(2.4)%
Other cost of sales and other operating expenses	142	215	(34.0)%	317	353	(10.2)%
Total Operating Expenses	1,186	1,215	(2.4)%	2,357	2,389	(1.3)%
Operating Income	$169	$151	11.9%	$349	$306	14.1%
Operating Margin	12.5%	11.1%		12.9%	11.4%

Change in Operating Income (In millions)	Three Months Ended Jul 1, 2012 Versus Three Months Ended Jul 3, 2011			Six Months Ended Jul 1, 2012 Versus Six Months Ended Jul 3, 2011
Volume		$(3)			$(4)
Net change in EAC adjustments		21			31
Mix and other performance		—			16
Total change in operating income		$18			$43

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Bookings	$1,757	$1,315	33.6%	$3,082	$2,209	39.5%

Total Net Sales—Total net sales in the second quarter of 2012 were relatively consistent with the second quarter of 2011. Included in total net sales in the second quarter of 2012 was $64 million of higher net sales on an Advanced Medium-Range Air-to-Missiles (AMRAAM) program due to higher volume driven by scheduled increases in production efforts and $51 million of lower net sales on the Tomahawk program primarily due to lower volume driven by scheduled lower production build rates.

Total net sales in the first six months of 2012 were relatively consistent with the first six months of 2011. Included in total net sales in first six months of 2012 was $86 million of higher net sales on an AMRAAM program principally from higher volume resulting from scheduled increases in production efforts and $82 million of lower net sales on the Tomahawk program primarily due to lower volume driven by scheduled lower production build rates.

Total Operating Expenses—Operating expenses in the second quarter of 2012 were relatively consistent with the second quarter of 2011. The increase in labor costs of $22 million was primarily due to labor volume on the Standard Missile-3 (SM-3) program as a result of planned scheduled production efforts. The decrease in other cost of sales and other operating expenses of $73 million was primarily driven by a change in the amount of previously deferred precontract costs based upon contract awards or funding, which had an impact of $42 million, and the timing of costs applied to contracts through rates, which had an impact of $21 million.

Operating expenses in the first six months of 2012 were relatively consistent with the first six months of 2011. The decrease in other cost of sales and other operating expenses of $36 million was primarily driven by a change in the amount of previously deferred precontract costs based upon contract awards or funding, which had an impact of $24 million.

Operating Income and Margin—The increase in operating income of $18 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to a net change in EAC adjustments of $21 million, principally on a land combat program, driven by schedule and production requirements. Included in mix and other performance in the second quarter of 2011 was a $15 million charge related to a contract settlement. The increase in operating margin in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to the net change in EAC adjustments.

The increase in operating income of $43 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to a net change in EAC adjustments of $31 million, principally on a land combat program driven by schedule and production requirements. Included in mix and other performance in the second quarter of 2011 was a $15 million charge related to a contract settlement. The increase in operating margin in the first six months of 2012 compared to the first six months of 2011 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $8,899 million at July 1, 2012 compared to $8,570 million at December 31, 2011. The increase in backlog of $329 million or 4% at July 1, 2012 compared to December 31, 2011 was primarily due to bookings in excess of sales in the second quarter of 2012, primarily in the Air Warfare Systems and Air and Missile Defense Systems product lines. Bookings increased by $442 million in the second quarter of 2012 compared to the second quarter of 2011. In the second quarter of 2012, MS booked $687 million for an Exoatmospheric Kill Vehicle (EKV) contract for the Missile Defense Agency (MDA). MS also booked $348 million for Tomahawk for the U.S. Navy and international customers, and $302 million for the production of Standard Missile-6 (SM-6) for the U.S. Navy. In the second quarter of 2011, MS booked $315 million for the development of SM-3 for the MDA, $200 million for production of SM-6 for the U.S. Navy, $91 million for production of Miniature Air-Launched Decoy (MALD®) for the U.S. Air Force and $81 million for the production of tube-launched, optically-tracked, wireless-guided (TOW) missiles for the U.S. Army.

Bookings increased by $873 million in the first six months of 2012 compared to the first six months of 2011. In addition to the bookings noted above, in the first six months of 2012, MS booked $497 million for an AMRAAM contract for the U.S. Air Force and international customers and $172 million for AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy and international customers. MS also booked $171 million for the development of SM-3 for the MDA and $79 million for the development on the Accelerated Improved Intercept Initiative (AI3) program for the U.S. Army. In addition to the bookings noted above, in the first six months of 2011, MS booked $375 million for the development and production of SM-3 for the MDA and $177 million for the production of Excalibur for the U.S. Army and an international customer.

Network Centric Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Total Net Sales	$962	$1,135	(15.2)%	$1,962	$2,256	(13.0)%
Total Operating Expenses
Cost of sales—labor	360	387	(7.0)%	733	773	(5.2)%
Cost of sales—materials and subcontractors	360	432	(16.7)%	732	873	(16.2)%
Other cost of sales and other operating expenses	119	146	(18.5)%	258	280	(7.9)%
Total Operating Expenses	839	965	(13.1)%	1,723	1,926	(10.5)%
Operating Income	$123	$170	(27.6)%	$239	$330	(27.6)%
Operating Margin	12.8%	15.0%		12.2%	14.6%

Change in Operating Income (In millions)	Three Months Ended Jul 1, 2012 Versus Three Months Ended Jul 3, 2011			Six Months Ended Jul 1, 2012 Versus Six Months Ended Jul 3, 2011
Volume		$(16)			$(26)
Net change in EAC adjustments		5			(28)
Mix and other performance		(36)			(37)
Total change in operating income		$(47)			$(91)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Bookings	$984	$896	9.8%	$1,605	$1,756	(8.6)%

Total Net Sales—The decrease in total net sales of $173 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to $46 million of lower net sales on U.S. Army sensor programs due to a planned decline in production,

$41 million of lower net sales of acoustic sensor systems due to higher 2011 deliveries based on customer demands, and $38 million of lower net sales on certain radio and communication programs as a result of customer program requirements.

The decrease in total net sales of $294 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to $91 million of lower net sales on U.S. Army sensor programs due to a planned decline in production and decreases in net EAC adjustments, $71 million of lower net sales on certain radio and communication programs as a result of customer program requirements, and $49 million of lower net sales of acoustic sensor systems due to higher 2011 deliveries based on customer demands.

Total Operating Expenses—The decrease in operating expenses of $126 million in the second quarter of 2012 compared to the second quarter of 2011 was driven primarily by the activity on the programs, and for the reasons described above in Total Net Sales. The decrease in labor costs of $27 million was spread across numerous programs driven by the various program requirements. The decrease in materials and subcontractors costs of $72 million was driven primarily by the net decreased costs on the programs described above principally due to a planned decline in production and lower 2012 deliveries. The decrease in other costs of sales and other operating expenses of $27 million was driven primarily by lower costs on contracts using the units of delivery percentage of completion method of $9 million, the change in the amount of previously deferred precontract costs based upon contract awards or funding of $8 million, and lower general and administrative expenses of $5 million.

The decrease in operating expenses of $203 million in the first six months of 2012 compared to the first six months of 2011 was driven primarily by the activity on the programs, and for the reasons described above in Total Net Sales. The decrease in labor costs of $40 million was spread across numerous programs driven by the various program requirements. The decrease in materials and subcontractors costs of $141 million was driven primarily by the net decreased costs on the programs described above principally due to a planned decline in production and lower 2012 deliveries. The decrease in other costs of sales and other operating expenses of $22 million was driven primarily by lower general and administrative expenses driven by cost reduction efforts.

Operating Income and Margin—The decrease in operating income of $47 million in the second quarter of 2012 compared to the second quarter of 2011 was due to a change in mix and other performance of $36 million, driven primarily by reduced deliveries of acoustic sensor systems, and decreased volume of $16 million, principally driven by the programs described above in Total Net Sales. The decrease in operating margin in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to the change in mix and other performance.

The decrease in operating income of $91 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to a change in mix and other performance of $37 million, driven primarily by reduced deliveries of acoustic sensor systems, a net change in EAC adjustments of $28 million, principally from higher EAC adjustments in the first six months of 2011 primarily within our Combat and Sensing Systems product line as a result of material and labor efficiencies across various production programs, and decreased volume of $26 million, principally driven by the programs described above in Total Net Sales. The decrease in operating margin in the first six months of 2012 compared to the first six months of 2011 was primarily due to the change in mix and other performance and the net change in EAC adjustments.

Backlog and Bookings—Backlog was $3,819 million at July 1, 2012 compared to $4,160 million at December 31, 2011. The decrease in backlog of $341 million or 8% was primarily due to sales in excess of bookings, primarily within certain security and transportation solutions programs, certain combat and sensing systems programs, and certain command, control, communications, computers and intelligence (C4I) programs. Bookings increased by $88 million in the second quarter of 2012 compared to the second quarter of 2011. In the second quarter of 2012, NCS booked $90 million on the Standard Terminal Automation Replacement System (STARS) program for the Federal Aviation Administration (FAA) and $82 million on the Advanced Field Artillery Tactical Data System (AFATDS) program for the U.S. Army. In the second quarter of 2011, NCS booked $99 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) program for the U.S. Army.

Bookings decreased by $151 million in the first six months of 2012 compared to the first six months of 2011. In addition to the bookings noted above, in the first six months of 2012, NCS booked $100 million for the Navy Multiband Terminal (NMT) program for the U.S. Navy.

Space and Airborne Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Total Net Sales	$1,377	$1,344	2.5%	$2,634	$2,609	1.0%
Total Operating Expenses
Cost of sales—labor	555	536	3.5%	1,069	1,061	0.8%
Cost of sales—materials and subcontractors	457	478	(4.4)%	866	901	(3.9)%
Other cost of sales and other operating expenses	161	154	4.5%	322	315	2.2%
Total Operating Expenses	1,173	1,168	0.4%	2,257	2,277	(0.9)%
Operating Income	$204	$176	15.9%	$377	$332	13.6%
Operating Margin	14.8%	13.1%		14.3%	12.7%

Change in Operating Income (In millions)	Three Months Ended Jul 1, 2012 Versus Three Months Ended Jul 3, 2011			Six Months Ended Jul 1, 2012 Versus Six Months Ended Jul 3, 2011
Volume		$2			$(2)
Net change in EAC adjustments		23			57
Mix and other performance		3			(10)
Total change in operating income		$28			$45

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Bookings	$1,240	$1,039	19.3%	$2,893	$2,389	21.1%

Total Net Sales—The increase in total net sales of $33 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to higher net sales of $33 million as a result of increased volume on an international tactical airborne radar program due to the program and schedule requirements.

Total net sales in the first six months of 2012 were relatively consistent with the first six months of 2011.

Total Operating Expenses—Operating expenses in the second quarter and first six months of 2012 were relatively consistent with the second quarter and first six months of 2011.

Operating Income and Margin—The increase in operating income of $28 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to a net change in EAC adjustments of $23 million principally due to material cost savings and other cost reductions on certain international tactical airborne radar programs. Operating income in the second quarters of 2012 and 2011 was reduced by approximately $4 million and $10 million, respectively, of acquisition-related costs for Raytheon Applied Signal Technology, Inc. (RAST). The increase in operating margin in the second quarter of 2012 compared to the second quarter of 2011 was primarily due the net change in EAC adjustments.

The increase in operating income of $45 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to a net change in EAC adjustments of $57 million principally as a result of material and support efficiencies and contract modifications on certain international tactical airborne radar programs and certain classified programs. Operating income in the first six months of 2012 and 2011 was reduced by approximately $13 million and $23 million, respectively, of acquisition-related costs for RAST. The increase in operating margin in the first six months of 2012 compared to the first six months of 2011 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $6,137 million at July 1, 2012 compared to $5,864 million at December 31, 2011. The increase in backlog of $273 million or 5% at July 1, 2012 compared to December 31, 2011 was primarily due to bookings in excess of sales in the second quarter of 2012 principally within the Intelligence, Surveillance and Reconnaissance Systems product line. Bookings increased by $201 million in the second quarter of 2012 compared to the second quarter of 2011. In the second quarter of 2012, SAS booked $205 million to provide multi-spectral targeting systems (MTS) for Unmanned Aerial Vehicles to the U.S. Air Force and $462 million on a number of classified contracts. In the second quarter of 2011, SAS booked $160 million on a number of classified programs, $109 million on an international program award and $79 million for the production of Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and Air National Guard.

Bookings increased by $504 million in the first six months of 2012 compared to the first six months of 2011. In addition to the bookings noted above, in the first six months of 2012, SAS booked $159 million to supply radar spare parts on the APG–63 for an international customer, $99 million on a radar performance-based logistics (PBL) contract for international customers, and $77 million for the production of radar warning receivers for the U.S. Navy. Also in addition to the bookings noted above, SAS booked $925 million on a number of classified contracts. In addition to the bookings noted above, in the first six months of 2011, SAS booked $782 million on an international program award and $150 million on a number of classified programs.

Technical Services
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Total Net Sales	$821	$851	(3.5)%	$1,623	$1,650	(1.6)%
Total Operating Expenses
Cost of sales—labor	274	283	(3.2)%	561	545	2.9%
Cost of sales—materials and subcontractors	397	425	(6.6)%	778	818	(4.9)%
Other cost of sales and other operating expenses	75	71	5.6%	138	134	3.0%
Total Operating Expenses	746	779	(4.2)%	1,477	1,497	(1.3)%
Operating Income	$75	$72	4.2%	$146	$153	(4.6)%
Operating Margin	9.1%	8.5%		9.0%	9.3%

Change in Operating Income (In millions)	Three Months Ended Jul 1, 2012 Versus Three Months Ended Jul 3, 2011			Six Months Ended Jul 1, 2012 Versus Six Months Ended Jul 3, 2011
Volume		$(2)			$(1)
Net change in EAC adjustments		(4)			(11)
Mix and other performance		9			5
Total change in operating income		$3			$(7)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jul 1, 2012	Jul 3, 2011	% Change	Jul 1, 2012	Jul 3, 2011	% Change
Bookings	$854	$1,108	(22.9)%	$1,235	$1,643	(24.8)%

Total Net Sales—The decrease in net sales of $30 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to lower net sales of $29 million on a National Science Foundation (NSF) Polar contract, which was completed in the first quarter of 2012.

Net sales in the first six months of 2012 were relatively consistent with the first six months of 2011.

Total Operating Expenses—The decrease in operating expenses of $33 million in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to the activity on the NSF Polar contract, as described above in Total Net Sales. The decrease in materials and subcontractors costs of $28 million was driven primarily by the reduced activity on the NSF Polar contract described above.

Operating expenses in the first six months of 2012 were relatively consistent with the first six months of 2011.

Operating Income and Margin—Operating income in the second quarter of 2012 was relatively consistent with the second quarter of 2011. The increase in operating margin in the second quarter of 2012 was primarily due to a change in mix and other performance, principally driven by the timing of award fees on certain fixed price services contracts supporting Warfighter FOCUS activities.

Operating income and margin in the first six months of 2012 were relatively consistent with the first six months of 2011.

Backlog and Bookings—Backlog of $2,419 million at July 1, 2012 was relatively consistent with backlog of $2,586 million at December 31, 2011. Bookings decreased by $254 million in the second quarter of 2012 compared to the second quarter of 2011. In the second quarter of 2012, TS booked $568 million on domestic training programs and $90 million on foreign training programs in support of Warfighter FOCUS activities. In the second quarter of 2011, TS booked $612 million on domestic training programs and $119 million on foreign training programs in support of the Warfighter FOCUS activities. In the second quarter of 2011, TS also booked $100 million with Australia for base operations, maintenance and support services at the Harold E. Holt Naval Communications station.

Bookings decreased by $408 million in the first six months of 2012 compared to the first six months of 2011. In addition to the bookings noted above, in the first six months of 2012, TS booked $119 million on foreign training programs and $68 million on domestic training programs in support of Warfighter FOCUS activities. In addition to the bookings noted above, in the first six months of 2011, TS booked $87 million on domestic training programs and $63 million on foreign training programs in support of the Warfighter FOCUS activities and $150 million to provide operational and logistics support to the NSF Office of Polar Programs.

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
The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
FAS/CAS Pension Adjustment	$(70)	$(89)	$(140)	$(179)
FAS/CAS PRB Adjustment	(1)	(1)	(1)	—
FAS/CAS Adjustment	$(71)	$(90)	$(141)	$(179)
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
FAS expense	$(281)	$(271)	$(562)	$(544)
CAS expense	211	182	422	365
FAS/CAS Pension Adjustment	$(70)	$(89)	$(140)	$(179)

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

The decrease in our FAS/CAS Pension Adjustment of $19 million in the second quarter of 2012 compared to the second quarter of 2011 was driven primarily by a $29 million increase in our CAS expense. The decrease in our FAS/CAS Pension Adjustment of $39 million in the first six months of 2012 compared to the first six months of 2011was driven primarily by a $57 million increase in our CAS expense. The increase in the CAS expense in the second quarter and first six months of 2012 is primarily due to the continued recognition of the 2008 negative asset returns.

Our FAS/CAS PRB Adjustment was $1 million of expense in the second quarter of 2012 compared to $1 million of expense in the second quarter of 2011 and expense of $1 million in the first six months of 2012 versus expense of less than $1 million in the first six months of 2011.

In accordance with GAAP, pension and other postretirement benefit assets and liabilities are valued annually at the end of the year for purposes of determining funded status and future pension expense. The pension discount rate is determined by using a theoretical bond portfolio model consisting of bonds AA rated or better by Moody's for which the timing and amount of cash flows approximate the estimated benefit payments of our pension plans. Our long-term return on assets and discount rate assumptions are key variables in making such determinations and are discussed in more detail under "Critical Accounting Estimates" within Item 7 of our Form 10-K for the year ended December 31, 2011. We estimate that at July 1, 2012 the pension discount rate would be 10–20% below our discount rate assumption of 5.0% at December 31, 2011. If the pension discount rate on December 31, 2012 were to be lower than our discount rate assumption at December 31, 2011, it would negatively impact our funded status under FAS at year-end as well as increase our following year FAS expense. If the pension discount rate on December 31, 2012 were to be higher than our discount rate assumption at December 31, 2011, it would positively impact our funded status at year-end. The pro-rated return on assets through June 30, 2012 was consistent with our annual return assumption of 8.75% at December 31, 2011. If the actual rate of return on plan assets were to be above our assumed rate of return through December 31, 2012, it would positively impact our funded status at year-end and decrease pension expense in future years. If the actual rate of return on plan assets were to be below our assumed 8.75% rate of return through December 31, 2012, it would negatively impact our funded status at year-end and increase pension expense in future years. The ultimate impact on our future pension expense and funded status will be based upon market conditions in effect when we perform our annual valuation for the December 31, 2012 financial statements.

Corporate and Eliminations
Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.
The components of net sales related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Intersegment sales eliminations	$(495)	$(519)	$(951)	$(950)
Corporate	—	—	—	—
Total	$(495)	$(519)	$(951)	$(950)
The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Intersegment profit eliminations	$(49)	$(53)	$(91)	$(91)
Corporate	(6)	(14)	(6)	(15)
Total	$(55)	$(67)	$(97)	$(106)

Discontinued Operations
In pursuing our business strategies, we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.
During the first six months of 2012, we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, RAAS, and all operations have ceased. As a result, we have reported the results of RAAS as a discontinued operation for all periods presented. The sale of the remaining operating assets in the first six months of 2012 resulted in a gain of less than $1 million.
Income from discontinued operations included the following results of RAAS:

	Three Months Ended		Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011	Jul 1, 2012	Jul 3, 2011
Pretax	$—	$12	$—	$15
After-tax	—	8	—	10
No interest expense relating to RAAS was allocated to discontinued operations for the first quarter or first six months of July 1, 2012 and July 3, 2011 because there was no debt specifically attributable to discontinued operations.

We retain certain assets and liabilities of our previously disposed businesses. At July 1, 2012 and December 31, 2011, we had $9 million and $19 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables from the previously sold Raytheon Aircraft Company (Raytheon Aircraft). At July 1, 2012 and December 31, 2011, we had $42 million and $44 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

FINANCIAL CONDITION AND LIQUIDITY
Overview
We pursue a capital deployment strategy that balances funding for growing our business, including working capital, capital expenditures, acquisitions and research and development; prudently managing our balance sheet, including debt repayments and pension contributions; and returning cash to our stockholders, including dividend payments and share repurchases, as outlined below. Our need for, cost of and access to funds are dependent on future operating results, as well as other external conditions. We currently expect that cash and cash equivalents, available-for-sale securities, cash flow from operations and other available financing resources will be sufficient to meet anticipated operating, capital expenditure, investment, debt service and other financing requirements during the next twelve months and for the foreseeable future.

In addition, the following table highlights selected measures of our liquidity and capital resources at July 1, 2012 and December 31, 2011:

(In millions)	Jul 1, 2012	Dec 31, 2011
Cash and cash equivalents	$2,350	$4,000
Working capital	3,346	3,179
Amount available under credit facilities	1,398	1,397

The decrease of $1,650 million in cash and cash equivalents at July 1, 2012 compared to December 31, 2011 was primarily due to repurchases of our common stock, investments in marketable securities, and dividends paid during the year, as described below.

Operating Activities

	Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011
Net cash provided by (used in) operating activities from continuing operations	$(148)	$(29)
Net cash provided by (used in) operating activities	(142)	(72)

The $119 million net decrease in cash from operating activities from continuing operations in the first six months of 2012 compared to the first six months of 2011 was primarily due to the timing of vendor payments and customer collections. Included in the net decrease in cash from operating activities was the impact from the excise taxes paid in the first quarter of 2011 relating to Flight Options, LLC.

Tax Payments—In the first six months of 2012, we made $295 million in federal and net foreign tax payments and $41 million in net state tax payments. In the first six months of 2011, we made $417 million in federal and net foreign tax payments and $40 million in net state tax payments. With the passage of the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), described below, we now expect full year net federal and foreign tax payments to be approximately $810 million–$880 million in 2012 compared to approximately $425 million in 2011.

Pension Plan Contributions—We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. In July 2012, the STE Act was passed by Congress and signed by the president. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision adjusts interest rates used to determine pension funding under the PPA so that they are within a floor and cap, or "corridor," based on the 25-year average of corporate bond rates. Beginning in 2012, interest rates must be between 90% and 110% of the 25-year rate, with a 5% increase in this corridor for each year from 2013–2016, resulting in a gradual phase-out of the provision. The provision is expected to reduce our cash funding requirements in 2012 by approximately $350 million–$450 million before an estimated tax impact of $205 million–$275 million ($145 million–$175 million after tax). The actual amount of required contributions in 2012 will be determined when the IRS publishes the 25-year average interest rate prescribed under the STE Act. Funding requirements for future periods will be based on actual asset performance and future interest rates. Pension assets and liabilities are valued annually at December 31 for purposes of determining funded status and future year for FAS expense, CAS expense and cash funding requirements.

The STE Act does not change the calculation of our FAS or CAS expense. However, reductions in our required contributions could increase our FAS expense in future years by the amount of expected return that would have applied to the contributions. In addition, based upon current interest rate projections, the STE Act could have a modest impact on our CAS expense in 2014, when CAS Harmonization incorporates the PPA interest rate into CAS calculations.
The STE Act also increases the insurance premiums that we are required to pay to the Pension Benefit Guarantee Corporation (PBGC). However, we do not expect the increases to have a material effect on our financial position, results of operations or liquidity.
We made the following required contributions to our pension plans during the first six months of 2012 and 2011:

	Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011
Required contributions	$623	$534

With the passage of the STE Act, discussed above, we now expect to make required contributions to our pension and other postretirement benefit plans of approximately $0.7 billion–$0.8 billion in 2012. Although we did not make any discretionary contributions to our pension plans during the first six months of 2012 and 2011, we may periodically evaluate whether to make discretionary contributions. Effective January 1, 2011, we are subject to the funding requirements under the PPA, which requires us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. Due to the differences in requirements and calculation methodologies, our FAS pension expense or income is not indicative of the funding requirement or amount of government recovery. Additionally, the recognition of pension costs for government contractors under the CAS rules is required to be harmonized with the PPA.

Other postretirement benefit plan payments were $8 million in the first six months of 2012 and the first six months of 2011. We made interest payments of $99 million and $83 million in first six months of 2012 and first six months of 2011, respectively.

Investing Activities

	Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011
Net cash provided by (used in) investing activities from continuing operations	$(696)	$(706)
Net cash provided by (used in) investing activities	(696)	(689)

The net cash used in investing activities in the first six months of 2012 remained relatively consistent compared to the first six months of 2011.

Additions to property, plant and equipment and capitalized internal-use software—Additions to property, plant and equipment and capitalized internal-use software were as follows:

	Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011
Additions to property, plant and equipment	$137	$107
Additions to capitalized internal-use software	46	50

We expect our property, plant and equipment and internal-use software expenditures to be approximately $360 million and $95 million, respectively, in 2012, consistent with the anticipated growth of our business and for specific investments including program capital assets and facility improvements.

Short-term investments activity—Activity related to short-term investments was as follows:

	Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011
Purchases of short-term investments	$(706)	$—
Sales of short-term investments	150	—

In the second quarter of 2012, we invested in marketable securities in accordance with our short-term investment policy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. During the second quarter of 2012, we made purchases of short-term investments, comprised of highly rated bank certificates of deposit, of $706 million, while sales of short-term investments amounted to $150 million. As of July 1, 2012, our short-term investments had an average maturity of approximately six months.

Acquisitions—In pursuing our business strategies, we acquire and invest in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. Payments for purchases of acquired companies, net of cash acquired were as follows:

	Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011
Payments for purchases of acquired companies, net of cash received	$—	$550
In the first six months of 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST), and substantially all the assets of Ktech Corporation (Ktech) for a combined $550 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. The acquisition of RAST is part of our strategy to extend and enhance our SAS offerings related to certain classified and Department of Defense markets, while the acquisition of Ktech is part of our strategy to extend and enhance our MS offerings. In connection with these acquisitions, in the first six months of 2011, we recorded a combined $421 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, and a combined $97 million of intangible assets, primarily related to contractual relationships, license agreements and trade names with a weighted average life of seven years.

Financing Activities

	Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011
Net cash (used in) provided by financing activities	$(812)	$(761)

We have used cash provided by operating activities as our primary source for the payment of dividends and the repurchase of our common stock. The change in net cash used in financing activities of $51 million in the first six months of 2012 compared to the first six months of 2011 was primarily due to the increase in the amount of dividends paid described below.

Stock Repurchases—Information on repurchases of our common stock under our share repurchase programs was as follows:

	Six Months Ended
(In millions)	Jul 1, 2012	Jul 3, 2011
Amount of stock repurchased	$600	$625
Shares of stock repurchased	11.9	12.5

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At July 1, 2012, we had approximately $1.6 billion available under this repurchase program. All previous programs have been completed as of July 1, 2012. Share repurchases will take place from time to time at management's discretion depending on market conditions.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Six Months Ended
(In millions, except per share amounts)	Jul 1, 2012	Jul 3, 2011
Cash dividends per share	$1.00	$0.86
Total dividends paid	313	288
In March 2012, our Board of Directors authorized a 16% increase to our annual dividend payout rate from $1.72 to $2.00 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $4.6 billion at July 1, 2012 and December 31, 2011. Our outstanding debt bears contractual interest at fixed interest rates ranging from 1.4% to 7.2% and matures at various dates through 2041.

Cash and Cash Equivalents and Short-Term Investments—Cash and cash equivalents and short-term investments were $2.9 billion and $4.0 billion at July 1, 2012 and December 31, 2011, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1, and commercial paper of corporations with a minimum long-term debt rating of A+ or A1 and minimum short-term debt rating of A-1 and P-1. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $492 million and $450 million at July 1, 2012 and December 31, 2011, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016, replacing the previous $500 million and $1 billion credit facilities, both scheduled to mature in November 2012.

Under the $1.4 billion credit facility, we can borrow, issue letters of credit, and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at July 1, 2012, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly-rated lenders, each committing no more than 10% of the facility. As of July 1, 2012 and December 31, 2011, there were no borrowings outstanding under this credit facility. However, we had $2 million and $3 million of outstanding letters of credit at July 1, 2012 and December 31, 2011, respectively, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the six months ended July 1, 2012 and full year 2011. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility was 34.4% and 35.6% at July 1, 2012 and December 31, 2011, respectively. We are providing this ratio, which is a financial covenant under our credit facility, as this metric is used by our lenders to monitor the Company's leverage and is also a threshold that limits our ability to utilize this facility.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. Other uncommitted bank lines totaled approximately $2 million at July 1, 2012 and December 31, 2011. There were no amounts outstanding under these lines of credit at July 1, 2012 and December 31, 2011. Compensating balance arrangements are not material.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of July 1, 2012 to our short and long-term senior unsecured debt:

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

(In millions, except percentages)	Jul 1, 2012	Dec 31, 2011
Total remediation costs—undiscounted	$219	$227
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$150	$152
Recoverable portion	104	105
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

Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2022. Additional guarantees of project performance for which there are no stated values also remain outstanding. The stated values outstanding at July 1, 2012 and December 31, 2011 were as follows:

(In millions)	Jul 1, 2012	Dec 31, 2011
Guarantees	$255	$256
Letters of credit	1,242	1,275
Surety bonds	241	233

Included in guarantees and letters of credit were $108 million and $222 million, respectively, at July 1, 2012, and $109 million and $240 million, respectively, at December 31, 2011, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, or meet project performance or other contractual obligations described above. At July 1, 2012, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at July 1, 2012. At July 1, 2012 and December 31, 2011, we had an estimated liability of $4 million and $6 million, respectively, related to guarantees and letters of credit.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon program. Loan repayments by the Brazilian Government were current at July 1, 2012.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At July 1, 2012, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring the contractor to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary country-by-country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

As a government contractor, we are subject to many levels of audit and investigation by the U.S. Government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic

in Arms Regulations) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

We have completed a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we identified possible areas of concern involving certain practices related to operations in a foreign jurisdiction where we do business. We voluntarily disclosed and shared the results of our review with the SEC and the Department of Justice. Based on the information available to date, we do not believe that the results of this review will have a material adverse effect on our financial condition, results of operations or liquidity.
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which began live operations in May 2009 and had been operating successfully and providing actionable information through at least April 2011 when RSL's exit obligations ended. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $546 million based on foreign exchange rates as of July 1, 2012) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in the operating expenses of our Intelligence and Information Systems segment in the first quarter of 2011.
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $779 million based on foreign exchange rates as of July 1, 2012) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $647 million based on foreign exchange rates as of July 1, 2012). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at July 1, 2012 and December 31, 2011. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently believe it is not probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in late 2012 and we expect to have a decision in 2013.
On June 29, 2012 and July 13, 2012 we received a contracting officer’s final decision (COFD) for 2005 and 2004 incurred costs at our Space and Airborne Systems (SAS) business. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position and are in the process of seeking a deferment of the payment and intend to litigate the issues. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

Accounting Standards
New pronouncements issued but not effective until after July 1, 2012 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information at July 1, 2012 and December 31, 2011 about our market risk exposure associated with changing interest and exchange rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at July 1, 2012 and December 31, 2011.

As of July 1, 2012 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)
Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$575	$400	$—	$3,683	$4,658	$5,343
Average interest rate	—%	—%	1.400%	1.625%	—%	4.932%	4.21%

As of December 31, 2011 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)
Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$575	$400	$—	$3,683	$4,658	$5,121
Average interest rate	—%	—%	1.400%	1.625%	—%	4.932%	4.21%
In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $821 million and $941 million at July 1, 2012 and December 31, 2011, respectively.
For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $9 million and $12 million were included in other assets, net, and unrealized losses of $18 million and $22 million were included in other accrued expenses at July 1, 2012 and December 31, 2011, respectively.
Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At July 1, 2012, we had short-term investments with a fair value of $556 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is de minimis due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of July 1, 2012.
Conclusion of Evaluation—Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of July 1, 2012 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Subsequent to the second quarter of 2012, our Integrated Defense Systems segment implemented our global manufacturing planning and control software.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We primarily engage in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which the U.S. Government funds. As a government contractor, we are subject to many levels of audit and investigation by the U.S. Government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may

also be investigated or audited. Other than as specifically disclosed in this Form 10-Q, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

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

On August 18, 2010, the U.K. Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted claims in the arbitration for damages and clawback of previous payments of approximately £415 million (approximately $647 million based on foreign exchange rates as of July 1, 2012) excluding any credit for capability delivered or draw on the letters of credit. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $779 million based on foreign exchange rates as of July 1, 2012) against the UKBA for the collection of receivables and damages.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
April (April 2 - April 29, 2012)	—	$—	—	$1.8	billion
May (April 30 - May 27, 2012)	1,895,444	51.48	1,890,300	$1.7	billion
June (May 28 - July 1, 2012)	2,373,142	50.28	2,041,090	$1.6	billion
Total	4,268,586	$50.81	3,931,390

(1)
Includes shares purchased related to treasury activity under our stock plans. Such activity during the second quarter of 2012 includes the surrender by employees of 337,196 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.

(2)
In September 2011, our Board of Directors authorized the repurchase of up to $2 billion of our outstanding common stock. All previous programs have been completed as of July 1, 2012. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

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
July 26, 2012