Form 10-Q
period 2012-09-30
RAYTHEON CO/
filed 2012-10-25
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of October 22, 2012 was 329,867,000.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Sep 30, 2012	Dec 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$3,032	$4,000
Short-term investments	614	—
Contracts in process, net	4,789	4,526
Inventories	482	336
Deferred taxes	83	221
Prepaid expenses and other current assets	260	226
Total current assets	9,260	9,309
Property, plant and equipment, net	1,929	2,006
Deferred taxes	720	657
Goodwill	12,546	12,544
Other assets, net	1,242	1,338
Total assets	$25,697	$25,854
LIABILITIES AND EQUITY
Current liabilities
Advance payments and billings in excess of costs incurred	$2,169	$2,542
Accounts payable	1,190	1,507
Accrued employee compensation	1,130	941
Other accrued expenses	1,179	1,140
Total current liabilities	5,668	6,130
Accrued retiree benefits and other long-term liabilities	6,192	6,774
Deferred taxes	3	5
Long-term debt	4,609	4,605
Commitments and contingencies (Note 9)
Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 330 and 339 shares outstanding at September 30, 2012 and December 31, 2011, respectively, after deducting 178 and 163 treasury shares at September 30, 2012 and December 31, 2011, respectively.	3	3
Additional paid-in capital	11,900	11,676
Accumulated other comprehensive loss	(6,506)	(7,001)
Treasury stock, at cost	(8,913)	(8,153)
Retained earnings	12,578	11,656
Total Raytheon Company stockholders’ equity	9,062	8,181
Noncontrolling interests in subsidiaries	163	159
Total equity	9,225	8,340
Total liabilities and equity	$25,697	$25,854
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Net sales
Products	$5,065	$5,115	$14,937	$15,399
Services	980	1,001	3,038	2,970
Total net sales	6,045	6,116	17,975	18,369
Operating expenses
Cost of sales—products	3,848	3,971	11,438	12,163
Cost of sales—services	841	844	2,562	2,483
Administrative and selling expenses	389	426	1,198	1,288
Research and development expenses	181	153	543	454
Total operating expenses	5,259	5,394	15,741	16,388
Operating income	786	722	2,234	1,981
Non-operating (income) expense
Interest expense	49	41	149	127
Interest income	(3)	(5)	(6)	(12)
Other (income) expense	(5)	14	(10)	15
Total non-operating (income) expense, net	41	50	133	130
Income from continuing operations before taxes	745	672	2,101	1,851
Federal and foreign income taxes	237	165	668	521
Income from continuing operations	508	507	1,433	1,330
Income (loss) from discontinued operations, net of tax	(1)	3	(4)	14
Net income	507	510	1,429	1,344
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	7	9	10	21
Net income attributable to Raytheon Company	$500	$501	$1,419	$1,323
Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.51	$1.42	$4.26	$3.70
Income (loss) from discontinued operations, net of tax	—	0.01	(0.01)	0.04
Net income	1.51	1.43	4.25	3.73
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.51	$1.42	$4.24	$3.68
Income (loss) from discontinued operations, net of tax	—	0.01	(0.01)	0.04
Net income	1.50	1.43	4.23	3.71
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$501	$498	$1,423	$1,309
Income (loss) from discontinued operations, net of tax	(1)	3	(4)	14
Net income	$500	$501	$1,419	$1,323
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Net income	$507	$510	$1,429	$1,344
Other comprehensive income (loss), before tax:
Foreign exchange translation	44	(48)	43	(2)
Cash flow hedges and interest rate locks	7	(15)	7	(5)
Unrealized gain (loss) on short term investments and other	(2)	(2)	(2)	(2)
Pension and other employee benefit plans:
Net change in initial net obligation	—	1	—	3
Prior service cost arising during period	—	—	—	45
Net loss arising during period	(21)	(113)	(21)	(120)
Amortization of prior service cost included in net periodic expense	1	—	5	2
Amortization of net actuarial loss included in net income	227	197	706	596
Defined benefit pension and other employee benefit plans, net	207	85	690	526
Other comprehensive income (loss), before tax	256	20	738	517
Income tax (expense) benefit related to items of other comprehensive income	(74)	(25)	(243)	(179)
Other comprehensive income (loss), net of tax	182	(5)	495	338
Total comprehensive income (loss)	689	505	1,924	1,682
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	7	9	10	21
Comprehensive income (loss) attributable to Raytheon Company	$682	$496	$1,914	$1,661
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Nine months ended September 30, 2012 and October 2, 2011 (In millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive (loss)	Treasury stock	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2010	$4	$11,406	$(5,146)	$(6,900)	$10,390	$9,754	$136	$9,890
Net income					1,323	1,323	21	1,344
Other comprehensive income (loss)			338			338		338
Dividends declared					(455)	(455)		(455)
Distributions and other activity related to noncontrolling interests							(5)	(5)
Common stock plans activity	(1)	111				110		110
Warrants exercised		123				123		123
Treasury stock activity				(938)		(938)		(938)
Balance at October 2, 2011	$3	$11,640	$(4,808)	$(7,838)	$11,258	$10,255	$152	$10,407

Balance at December 31, 2011	$3	$11,676	$(7,001)	$(8,153)	$11,656	$8,181	$159	$8,340
Net income					1,419	1,419	10	1,429
Other comprehensive income (loss)			495			495		495
Dividends declared					(497)	(497)		(497)
Distributions and other activity related to noncontrolling interests							(6)	(6)
Common stock plans activity		224				224		224
Treasury stock activity				(760)		(760)		(760)
Balance at September 30, 2012	$3	$11,900	$(6,506)	$(8,913)	$12,578	$9,062	$163	$9,225
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011
Cash flows from operating activities
Net income	$1,429	$1,344
(Income) loss from discontinued operations, net of tax	4	(14)
Income from continuing operations	1,433	1,330
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	341	328
Stock-based compensation	84	72
Deferred income taxes	7	84
Tax benefit from stock-based awards	(14)	(14)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(622)	(667)
Inventories	(145)	(52)
Prepaid expenses and other current assets	37	(4)
Accounts payable	(314)	(198)
Income taxes receivable/payable	(90)	74
Accrued employee compensation	191	162
Other accrued expenses	(22)	(82)
Other long-term liabilities	(38)	(55)
Pension and other postretirement benefit plans	120	(260)
Other, net	(5)	98
Net cash provided by (used in) operating activities from continuing operations	963	816
Net cash provided by (used in) operating activities from discontinued operations	6	(27)
Net cash provided by (used in) operating activities	969	789
Cash flows from investing activities
Additions to property, plant and equipment	(204)	(197)
Proceeds from sales of property, plant and equipment	46	1
Additions to capitalized internal-use software	(60)	(74)
Purchases of short-term investments	(831)	—
Sales of short-term investments	150	—
Maturities of short-term investments	75	—
Payments for purchases of acquired companies, net of cash received	(7)	(551)
Change in other assets	(2)	—
Net cash provided by (used in) investing activities from continuing operations	(833)	(821)
Net cash provided by (used in) investing activities from discontinued operations	—	26
Net cash provided by (used in) investing activities	(833)	(795)
Cash flows from financing activities
Dividends paid	(478)	(440)
Repurchases of common stock	(725)	(937)
Proceeds from warrants exercised	—	123
Activity under common stock plans	90	20
Tax benefit from stock-based awards	14	14
Other	(5)	(7)
Net cash provided by (used in) financing activities	(1,104)	(1,227)
Net increase (decrease) in cash and cash equivalents	(968)	(1,233)
Cash and cash equivalents at beginning of the year	4,000	3,638
Cash and cash equivalents at end of period	$3,032	$2,405

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
In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and with the instructions to Form 10-Q in Article 10 of Securities and Exchange Commission (SEC) Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and any such differences may be material to our financial statements. As discussed in more detail below in Note 6: "Discontinued Operations" and elsewhere in this Quarterly Report on Form 10-Q, during the three months ended April 1, 2012, we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, Raytheon Airline Aviation Services LLC (RAAS), and all operations have ceased. As a result, we reclassified RAAS results as a discontinued operation for all periods presented. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.

In the six months ended July 1, 2012, we began investing in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Unrealized gains and losses on our available-for-sale securities are recorded in accumulated other comprehensive loss, net of tax. Realized gains and losses on sales of our available-for-sale securities are recorded in other (income) expense on the statement of operations. When determined, other than temporary declines in the value of available-for-sale securities are recorded as a loss in earnings. We make such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee's business, if available. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis. There were no securities deemed to have other than temporary declines in value for the nine months ended September 30, 2012. In the nine months ended September 30, 2012, we recorded an unrealized gain on short-term investments of less than $1 million, net of tax, in accumulated other comprehensive loss. In the nine months ended September 30, 2012, we recorded gains on sales of short-term investments of less than $1 million in other (income) expense. The amortized cost of these securities closely approximated their fair value as of September 30, 2012.
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

Note 2: Changes in Estimates under Percentage of Completion Contract Accounting

Raytheon has a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (for example, the number and type of milestone events), technical requirements (for example, a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any adjustments to net sales, costs of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating profit during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating profit if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Our operating income included net EAC adjustments resulting from changes in estimates of $157 million and $140 million for the three months ended September 30, 2012 and October 2, 2011, respectively and $472 million and $302 million for the nine months ended September 30, 2012 and October 2, 2011, respectively. These adjustments increased our earnings from continuing operations attributable to Raytheon Company common stockholders by $102 million ($0.31 per diluted share) and $89 million ($0.25 per diluted share) for the three months ended September 30, 2012 and October 2, 2011, respectively, and $307 million ($0.92 per diluted share) and $190 million ($0.53 per diluted share) for the nine months ended September 30, 2012 and October 2, 2011, respectively.

Note 3: Inventories

Inventories consisted of the following at:

(In millions)	Sep 30, 2012	Dec 31, 2011
Materials and purchased parts	$93	$60
Work in process	373	264
Finished goods	16	12
Total	$482	$336
We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $146 million and $121 million in inventories as work in process at September 30, 2012 and December 31, 2011, respectively.

Note 4: Accounting Standards

New accounting pronouncements issued but not effective until after September 30, 2012 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 5: Acquisitions

In pursuing our business strategies, we acquire and invest in certain businesses that meet strategic and financial criteria.
In the nine months ended October 2, 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST), and substantially all the assets of Ktech Corporation (Ktech) for a combined $551 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. The acquisition of RAST is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets, while the acquisition of Ktech is part of our strategy to extend and enhance our Missile Systems (MS) offerings. In connection with these acquisitions, in the nine months ended October 2, 2011, we recorded a combined $422 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, and a combined $97 million of intangible assets, primarily related to contractual relationships, license agreements and trade names, with a weighted average life of seven years.
A rollforward of our goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2011	$765	$1,775	$3,467	$2,616	$3,050	$871	$12,544
Acquisitions	2	(1)	—	—	—	—	1
Effect of foreign exchange rates and other	—	—	—	—	—	1	1
Balance at September 30, 2012	$767	$1,774	$3,467	$2,616	$3,050	$872	$12,546

Note 6: Discontinued Operations

In pursuing our business strategies, we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.
During the three months ended April 1, 2012, we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, RAAS, and all operations have ceased. As a result, we have reported the results of RAAS as a discontinued operation for all periods presented. The sale of the remaining operating assets in the nine months ended September 30, 2012, resulted in a gain of less than $1 million.
Income from discontinued operations included the following results of RAAS:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Pretax	$—	$3	$—	$18
After-tax	—	2	—	12
No interest expense relating to RAAS was allocated to discontinued operations for the three or nine months ended September 30, 2012 and October 2, 2011 because there was no debt specifically attributable to discontinued operations.
We retain certain assets and liabilities of our previously disposed businesses. At September 30, 2012 and December 31, 2011, we had $8 million and $19 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables from the previously sold Raytheon Aircraft Company (Raytheon Aircraft). At September 30, 2012 and December 31, 2011, we had $42 million and $44 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

Note 7: Fair Value Measurements

The estimated fair value of certain financial instruments, including cash and cash equivalents, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $4,609 million and $4,605 million at September 30, 2012 and December 31, 2011, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of $5,460 million and $5,121 million at September 30, 2012 and December 31, 2011, respectively, was determined based on quoted prices in inactive markets, which falls within Level 2 of the fair value measurement hierarchy.

At September 30, 2012, we had short-term investments of $614 million consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2012 or the year ended December 31, 2011.
Assets and liabilities measured at fair value on a recurring basis consisted of the following:

(In millions)	Level 1	Level 2 (A)	Level 3	Balances at September 30, 2012
Assets
Marketable securities held in trust	$394	$—	$—	$394
Short-term investments	—	614	—	614
Foreign currency forward contracts	17	—	—	17
Liabilities
Deferred compensation	241	—	—	241
Foreign currency forward contracts	16	—	—	16
(In millions)	Level 1	Level 2	Level 3	Balances at Dec 31, 2011
Assets
Marketable securities held in trust	$363	$—	$—	$363
Foreign currency forward contracts	12	—	—	12
Liabilities
Deferred compensation	223	—	—	223
Foreign currency forward contracts	22	—	—	22
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
The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Derivatives designated as hedging instruments	$11	$11	$12	$17
Derivatives not designated as hedging instruments	6	1	4	5
Total	$17	$12	$16	$22
We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Effective portion
Gain (loss) recognized in accumulated other comprehensive loss (AOCL)	$6	$(12)	$4	$(1)
Gain (loss) reclassified from AOCL to net sales	(1)	—	—	1
Gain (loss) reclassified from AOCL to cost of sales	—	4	(1)	10
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in cost of sales	—	—	—	—

We recognized the following pre-tax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Gain (loss) recognized in net sales	$—	$—	$(5)	$—
Gain (loss) recognized in cost of sales	(4)	(4)	—	3
There were no interest rate swaps outstanding at September 30, 2012 or December 31, 2011.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $822 million and $941 million at September 30, 2012 and December 31, 2011, respectively.
Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 30, 2012 and December 31, 2011, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

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

(In millions, except percentages)	Sep 30, 2012	Dec 31, 2011
Total remediation costs—undiscounted	$209	$227
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$140	$152
Recoverable portion	94	105
We also lease certain government-owned properties and generally are not liable for remediation of preexisting environmental contamination at these sites; as a result, we generally do not reflect the provision for these costs in our consolidated financial statements.
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
Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2023. Additional guarantees of project performance for which there are no stated values also remain outstanding. The stated values outstanding at September 30, 2012 and December 31, 2011 were as follows:

(In millions)	Sep 30, 2012	Dec 31, 2011
Guarantees	$253	$256
Letters of credit	1,255	1,275
Surety bonds	241	233
Included in guarantees and letters of credit were $106 million and $220 million, respectively, at September 30, 2012, and $109 million and $240 million, respectively, at December 31, 2011, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. Although we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, or meet project performance or other contractual obligations described above. At September 30, 2012, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 30, 2012. At September 30, 2012 and December 31, 2011, we had an estimated liability of $4 million and $6 million, respectively, related to guarantees and letters of credit.
In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon program. Loan repayments by the Brazilian Government were current at September 30, 2012.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 30, 2012, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring the contractor to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary country-by-country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.
As a government contractor, we are subject to many levels of audit and investigation by the U.S. Government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate. After the close of the quarter, the Company learned of allegations claiming the Company may have violated certain government procurement regulations and related statutes. We are reviewing the allegations, but at this time are unable reasonably to determine whether the allegations have any merit. However, we currently do not believe that this matter will have a material impact, and we are confident that we have appropriate processes, procedures and controls in place to comply with the government procurement regulations and related statutes.

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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which began live operations in May 2009 and had been operating successfully and providing actionable information through at least April 2011 when RSL's exit obligations ended. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $565 million based on foreign exchange rates as of September 30, 2012) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in the operating expenses of our Intelligence and Information Systems segment in the nine months ended October 2, 2011.
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $807 million based on foreign exchange rates as of September 30, 2012) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $670 million based on foreign exchange rates as of September 30, 2012). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at September 30, 2012 and December 31, 2011. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently believe it is not probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in the fourth quarter of 2012 and we expect to have a decision in 2013.

On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2005 and 2004 incurred costs at our Space and Airborne Systems (SAS) business. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and intend to litigate the issues. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.
In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.
Product Warranty—We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.
Activity related to our product warranty accruals was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Balance at beginning of period	$36	$43	$38	$43
Provisions for warranties	1	1	5	6
Warranty services provided	(2)	(3)	(8)	(8)
Balance at end of period	$35	$41	$35	$41
We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 10: Stockholders’ Equity

Repurchases of our common stock under our share repurchase programs were as follows:

	Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011
Amount of stock repurchased	$725	$937
Shares of stock repurchased	14.1	20.1
In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At September 30, 2012, we had approximately $1.4 billion available under this repurchase program. All previous programs have been completed as of September 30, 2012. Share repurchases will take place from time to time at management’s discretion depending on market conditions.
In March 2012, our Board of Directors authorized a 16% increase to our annual dividend payout rate from $1.72 to $2.00 per share. Our Board of Directors also declared dividends of $1.50 per share during the nine months ended September 30, 2012, compared to dividends of $1.29 per share during the nine months ended October 2, 2011. Dividends are subject to quarterly approval by our Board of Directors.
The changes in shares of our common stock outstanding for the nine months ended September 30, 2012 were as follows:

Number of
(In millions)	Shares
Balance at December 31, 2011	338.9
Stock plan activity	5.0
Treasury stock repurchases	(14.1)
Balance at September 30, 2012	329.8

On October 4, 2012, our Board of Directors authorized the retirement of all outstanding treasury shares directly held by the Company. As a result, all outstanding treasury shares directly held by the Company will be retired in the fourth quarter of 2012, with an offsetting reduction in common stock for the par value and the remaining amount offset in additional paid-in-capital. In addition, our Board of Directors authorized all future share repurchases to be retired immediately upon repurchase.

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
EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.50	$0.42	$1.49	$1.28
Undistributed earnings	1.01	1.00	2.77	2.42
Total	$1.51	$1.42	$4.26	$3.70
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.50	$0.42	$1.48	$1.28
Undistributed earnings	1.01	1.00	2.76	2.40
Total	$1.51	$1.42	$4.24	$3.68
Basic EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was a loss of less than $0.01 and income of $0.01 for the three months ended September 30, 2012 and October 2, 2011, respectively and a loss of $0.01 and income of $0.04 for the nine months ended September 30, 2012 and October 2, 2011, respectively. Diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was a loss of less than $0.01 and income of $0.01 for the three months ended September 30, 2012 and October 2, 2011, respectively and a loss of $0.01 and income of $0.04 for the nine months ended September 30, 2012 and October 2, 2011, respectively.
The amount of income from continuing operations attributable to participating securities was $10 million and $8 million for the three months ended September 30, 2012 and October 2, 2011, respectively and $27 million and $21 million for the nine months ended September 30, 2012 and October 2, 2011, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was a loss of less than $1 million and income of less than $1 million for the three months ended September 30, 2012 and October 2, 2011, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was a loss of less than $1 million and income of less than $1 million for the nine months ended September 30, 2012 and October 2, 2011, respectively. The amount of net income attributable to participating securities was $10 million and $8 million for the three months ended September 30, 2012 and October 2, 2011, respectively and was $27 million and $22 million for the nine months ended September 30, 2012 and October 2, 2011, respectively.
The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Shares for basic EPS (including 6.4 and 5.9 participating securities for the three months ended September 30, 2012 and October 2, 2011, respectively, and 6.2 and 5.8 for the nine months ended September 30, 2012 and October 2, 2011, respectively.)	332.0	350.5	334.3	354.3
Dilutive effect of stock options and Long-Term Performance Plan	1.0	0.9	1.1	1.4
Dilutive effect of warrants	—	—	—	0.7
Shares for diluted EPS	333.0	351.4	335.4	356.4

Stock options with exercise prices less than the average market price included in our calculations of EPS and stock options with exercise prices greater than the average market price excluded from our calculation of EPS, as the effect of including them would be anti-dilutive, were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Stock options included in calculations of EPS	1.1	2.0	1.1	4.5
Stock options excluded in calculations of EPS	—	2.5	—	—
Warrants to purchase shares of our common stock with an exercise price of $37.50 per share were included in our calculation of diluted EPS for the nine months ended October 2, 2011. These warrants expired in June 2011.
Stock-based Compensation Plans
Restricted stock activity for the nine months ended September 30, 2012 was as follows:

Number of
(In millions)	Shares
Outstanding unvested at December 31, 2011	5.5
Granted	2.4
Vested	(1.6)
Forfeited	(0.3)
Outstanding unvested at September 30, 2012	6.0
During each of the nine months ended September 30, 2012 and October 2, 2011, we issued 0.5 million shares of our common stock in connection with the vesting of our 2009–2011 and 2008–2010 Long-Term Performance Plan (LTPP) awards. During the same periods, we also granted our 2012–2014 and 2011–2013 LTPP awards with an aggregate target award of 0.5 million shares for each period.
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

Nine Months Ending September 30, 2012 (In millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation	$43	$—	$43
Cash flow hedges and interest rate locks	7	(2)	5
Unrealized gain (loss) on short term investments and other	(2)	1	(1)
Pension and other employee benefit plans:
Net loss arising during period	(21)	7	(14)
Amortization of prior service cost included in net periodic expense	5	(2)	3
Amortization of net actuarial loss included in net income	706	(247)	459
Defined benefit pension and other employee benefit plans, net	690	(242)	448
Other comprehensive income (loss)	$738	$(243)	$495

Nine Months Ending October 2, 2011 (In millions)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation	$(2)	$—	$(2)
Cash flow hedges and interest rate locks	(5)	2	(3)
Unrealized gains on investments and other	(2)	4	2
Pension and other employee benefit plans:
Net change in initial net obligation	3	(1)	2
Prior service cost arising during period	45	(16)	29
Net loss arising during period	(120)	42	(78)
Amortization of prior service cost included in net periodic expense	2	(1)	1
Amortization of net actuarial loss included in net income	596	(209)	387
Defined benefit pension and other employee benefit plans, net	526	(185)	341
Other comprehensive income (loss)	$517	$(179)	$338

Note 11: Pension and Other Employee Benefits

We have pension plans covering the majority of our employees, including certain employees in foreign countries. We also provide various health care and life insurance benefits to certain retired employees through other postretirement benefit plans.
The components of net periodic pension expense were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Service cost	$116	$107	$386	$353
Interest cost	261	270	785	801
Expected return on plan assets	(352)	(315)	(1,066)	(953)
Amortization of prior service cost included in net periodic pension expense	2	2	7	9
Amortization of net actuarial loss included in net income	227	196	704	594
Loss due to curtailments/settlements	2	—	2	—
Net periodic pension expense	$256	$260	$818	$804
Our net periodic pension expense included expense from foreign benefit plans of $2 million in the three months ended September 30, 2012 and October 2, 2011, and $4 million and $9 million in the nine months ended September 30, 2012 and October 2, 2011, respectively.
The components of net periodic expense (income) related to our other postretirement benefit plans were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Service cost	$2	$2	$6	$6
Interest cost	9	10	29	31
Expected return on plan assets	(7)	(9)	(22)	(26)
Net change in initial net obligation	—	1	—	3
Amortization of prior service cost included in net periodic pension expense	(1)	(2)	(2)	(7)
Amortization of net actuarial loss included in net income	—	1	2	2
Net periodic postretirement expense	$3	$3	$13	$9
Long-term pension and other postretirement benefit plan liabilities were $5,461 million and $381 million, respectively, at September 30, 2012, and $6,012 million and $400 million, respectively, at December 31, 2011.
On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation with final census and investment valuation data for the end of the prior year. As a result of this update, in the three months ended September 30, 2012, we recorded a $40 million increase and a $19 million decrease to the unfunded projected benefit obligation for our pension and other postretirement benefit plans, respectively, with a corresponding net after-

tax increase of $14 million to AOCL. As a result of this update, our annual expected FAS/CAS Adjustment (as described in Note 13) changed by $32 million of reduced expense, $23 million of which was recorded in the three and nine months ended September 30, 2012.
We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. Under the PPA, we are required to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision reduced our cash funding requirements in 2012. We now expect to make total required contributions of approximately $750 million to our pension and other postretirement benefit plans in 2012. We made required contributions of $711 million and $1,073 million during the nine months ended September 30, 2012 and October 2, 2011, respectively, to our pension and other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the nine months ended September 30, 2012 and October 2, 2011. However, we periodically evaluate whether to make discretionary contributions.

Note 12: Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The IRS has completed their examination of our tax returns through 2008. Reports by the IRS Appeals Division resolving issues related to the 2006-2008 tax years involving the federal research tax credit and certain transfer pricing matters are being reviewed by the Joint Committee on Taxation. In addition, we are currently under IRS examination for the 2009 through 2012 tax years, with tax years 2011 and 2012 being examined under the Compliance Assurance Process (CAP) program. It is expected that this program will shorten and narrow the scope of the post-filing examinations. We are also under audit by multiple state and foreign tax authorities.

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

The balance of our unrecognized tax benefits, exclusive of interest, was $150 million and $167 million at September 30, 2012 and December 31, 2011, respectively, and $152 million and $188 million at October 2, 2011 and December 31, 2010, respectively. If recognized, the majority of our unrecognized tax benefits would affect our earnings. The $17 million net decrease in the balance of our unrecognized tax benefits during the nine months ended September 30, 2012 was a result of the substantial completion of audits of certain years in certain jurisdictions. During the nine months ended October 2, 2011, the $36 million net decrease in the balance of our unrecognized tax benefits is primarily a result of the 2011 Tax Settlement.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. At September 30, 2012 and December 31, 2011, we had $20 million and $17 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $13 million and $11 million, respectively.

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
During the three months ended April 1, 2012 we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, RAAS, and all operations have ceased. As a result, we have reported the results of RAAS, which were formerly included in Corporate and Eliminations, as a discontinued operation for all periods presented. The sale of the remaining operating assets in the nine months ended September 30, 2012 resulted in a gain of less than $1 million.
Revised segment sales for the fiscal quarters and year ended 2011 were as follows:

	Three Months Ended				Year Ended
(In millions)	Apr 3, 2011	Jul 3, 2011	Oct 2, 2011	Dec 31, 2011	Dec 31, 2011
Integrated Defense Systems	$1,219	$1,272	$1,176	$1,291	$4,958
Intelligence and Information Systems	750	752	760	753	3,015
Missile Systems	1,329	1,366	1,413	1,482	5,590
Network Centric Systems	1,121	1,135	1,104	1,137	4,497
Space and Airborne Systems	1,265	1,344	1,305	1,341	5,255
Technical Services	799	851	817	886	3,353
Corporate and Eliminations	(431)	(519)	(459)	(468)	(1,877)
Total	$6,052	$6,201	$6,116	$6,422	$24,791
Revised segment operating income for the fiscal quarters and year ended 2011 were as follows:

	Three Months Ended				Year Ended
(In millions)	Apr 3, 2011	Jul 3, 2011	Oct 2, 2011	Dec 31, 2011	Dec 31, 2011
Integrated Defense Systems	$193	$203	$204	$236	$836
Intelligence and Information Systems	(28)	55	58	74	159
Missile Systems	155	151	178	209	693
Network Centric Systems	160	170	162	175	667
Space and Airborne Systems	156	176	171	214	717
Technical Services	81	72	75	84	312
FAS/CAS Adjustment	(89)	(90)	(75)	(83)	(337)
Corporate and Eliminations	(39)	(67)	(51)	(60)	(217)
Total	$589	$670	$722	$849	$2,830
Revised components of operating income related to Corporate and Eliminations for the fiscal quarters and year ended 2011 were as follows:

	Three Months Ended				Year Ended
(In millions)	Apr 3, 2011	Jul 3, 2011	Oct 2, 2011	Dec 31, 2011	Dec 31, 2011
Intersegment profit eliminations	$(38)	$(53)	$(45)	$(41)	$(177)
Corporate	(1)	(14)	(6)	(19)	(40)
Total	$(39)	$(67)	$(51)	$(60)	$(217)

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Integrated Defense Systems	$1,275	$1,176	$3,716	$3,667
Intelligence and Information Systems	742	760	2,257	2,262
Missile Systems	1,443	1,413	4,149	4,108
Network Centric Systems	963	1,104	2,925	3,360
Space and Airborne Systems	1,322	1,305	3,956	3,914
Technical Services	785	817	2,408	2,467
Corporate and Eliminations	(485)	(459)	(1,436)	(1,409)
Total	$6,045	$6,116	$17,975	$18,369

	Three Months Ended		Nine Months Ended
Intersegment Sales (In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Integrated Defense Systems	$18	$18	$60	$53
Intelligence and Information Systems	3	3	9	9
Missile Systems	5	12	17	50
Network Centric Systems	101	113	313	360
Space and Airborne Systems	148	125	441	377
Technical Services	210	188	596	560
Total	$485	$459	$1,436	$1,409

	Three Months Ended		Nine Months Ended
Operating Income (In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Integrated Defense Systems	$240	$204	$692	$600
Intelligence and Information Systems	60	58	183	85
Missile Systems	189	178	538	484
Network Centric Systems	131	162	370	492
Space and Airborne Systems	190	171	567	503
Technical Services	64	75	210	228
FAS/CAS Adjustment	(47)	(75)	(188)	(254)
Corporate and Eliminations	(41)	(51)	(138)	(157)
Total	$786	$722	$2,234	$1,981

We must calculate our pension and other postretirement benefit (PRB) costs under both Financial Accounting Standards (FAS) requirements under GAAP and U.S. Government cost accounting standards (CAS). GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not indicative of the funding requirements for pension and postretirement plans that we determine by other factors. CAS prescribes the allocation to and recovery of pension and other postretirement costs on U.S. Government contracts. The results of each segment only include pension and postretirement expense as determined under CAS. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both FAS and CAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension and postretirement cost. The FAS/CAS Adjustment, which is reported as a separate line in our segment results above, represents the difference between our pension and PRB expense or income under FAS in accordance with GAAP and our pension and PRB expense under CAS.

The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
FAS/CAS Pension Adjustment	$(49)	$(76)	$(189)	$(255)
FAS/CAS PRB Adjustment	2	1	1	1
FAS/CAS Adjustment	$(47)	$(75)	$(188)	$(254)
The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Intersegment profit eliminations	$(41)	$(45)	$(132)	$(136)
Corporate	—	(6)	(6)	(21)
Total	$(41)	$(51)	$(138)	$(157)

	Three Months Ended		Nine Months Ended
Intersegment Operating Income (In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Integrated Defense Systems	$1	$2	$5	$4
Intelligence and Information Systems	—	1	—	1
Missile Systems	—	4	3	8
Network Centric Systems	9	11	29	37
Space and Airborne Systems	12	10	40	33
Technical Services	19	17	55	53
Total	$41	$45	$132	$136

Identifiable Assets (In millions)	Sep 30, 2012	Dec 31, 2011
Integrated Defense Systems	$2,009	$1,909
Intelligence and Information Systems	2,442	2,442
Missile Systems	5,350	5,214
Network Centric Systems	4,251	4,242
Space and Airborne Systems	4,806	4,700
Technical Services	1,371	1,399
Corporate	5,468	5,948
Total	$25,697	$25,854

With respect to the unaudited consolidated financial information of Raytheon Company for the three and nine months ended September 30, 2012 and October 2, 2011, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 25, 2012, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of September 30, 2012, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and October 2, 2011, and the consolidated statements of equity and cash flows for the nine-month periods ended September 30, 2012 and October 2, 2011. This interim financial information is the responsibility of the Company’s management.
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
October 25, 2012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We develop technologically advanced, integrated products, services and solutions in four core defense markets: sensing; effects; command, control, communications and intelligence (C3I); and mission support; as well as in the cybersecurity and homeland security markets. We serve both domestic and international customers, as both a prime and subcontractor on a broad portfolio of defense and related programs for primarily government customers.

We operate in six segments: Integrated Defense Systems (IDS), Intelligence and Information Systems (IIS), Missile Systems (MS), Network Centric Systems (NCS), Space and Airborne Systems (SAS), and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011.

The Budget Control Act of 2011 (BCA) provides for sequestration, scheduled to commence on January 2, 2013 if an agreement on deficit reduction is not reached, that would result in a total of $1.2 trillion in reduced U.S. Government spending over the fiscal year (FY) 2013–FY 2021 period. The BCA sequestration mandates that the budget security account would bear 50% of the cuts excluding reduced interest payments, which by some estimates would further reduce Department of Defense (DoD) spending by approximately $470 billion over the FY 2013–FY 2021 period relative to its previous long-term plans.

It remains uncertain whether the contemplated BCA sequestration will take effect on January 2, 2013 or whether it will be delayed, averted or modified through actions of the Congress and the Administration prior to January 2, 2013. In addition, there are numerous variables in how sequestration could be implemented that will determine the impacts that may result. As a result, the specific impact of sequestration, if any, as well as any other potential actions on U.S. Government spending and future DoD budgets and our programs are unknown at this time and we are unable to predict the effect any of the foregoing would have on our future financial performance and outlook. However, in the event funding reductions are made at the levels provided for in the BCA sequestration, such reductions and related cancellations or delays affecting our existing contracts or programs could have a significant impact on the operating results of our business.

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

Selected consolidated results were as follows:

			% of Total Net Sales
	Three Months Ended		Three Months Ended
(In millions, except percentages and per share data)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Net sales
Products	$5,065	$5,115	83.8%	83.6%
Services	980	1,001	16.2%	16.4%
Total net sales	6,045	6,116	100.0%	100.0%
Operating expenses
Cost of sales
Products	3,848	3,971	63.7%	64.9%
Services	841	844	13.9%	13.8%
Total cost of sales	4,689	4,815	77.6%	78.7%
Administrative and selling expenses	389	426	6.4%	7.0%
Research and development expenses	181	153	3.0%	2.5%
Total operating expenses	5,259	5,394	87.0%	88.2%
Operating income	786	722	13.0%	11.8%
Non-operating (income) expense
Interest expense	49	41
Interest income	(3)	(5)
Other (income) expense	(5)	14
Non-operating (income) expense, net	41	50
Federal and foreign income taxes	237	165
Income from continuing operations	508	507
Income (loss) from discontinued operations, net of tax	(1)	3
Net income	507	510
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	7	9
Net income attributable to Raytheon Company	$500	$501
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$1.51	$1.42
Diluted earnings per share attributable to Raytheon Company common stockholders	1.50	1.43

			% of Total Net Sales
	Nine Months Ended		Nine Months Ended
(In millions, except percentages and per share data)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Net sales
Products	$14,937	$15,399	83.1%	83.8%
Services	3,038	2,970	16.9%	16.2%
Total net sales	17,975	18,369	100.0%	100.0%
Operating expenses
Cost of sales
Products	11,438	12,163	63.6%	66.2%
Services	2,562	2,483	14.3%	13.5%
Total cost of sales	14,000	14,646	77.9%	79.7%
Administrative and selling expenses	1,198	1,288	6.7%	7.0%

Research and development expenses	543	454	3.0%	2.5%
Total operating expenses	15,741	16,388	87.6%	89.2%
Operating income	2,234	1,981	12.4%	10.8%
Non-operating (income) expense
Interest expense	149	127
Interest income	(6)	(12)
Other (income) expense	(10)	15
Non-operating (income) expense, net	133	130
Federal and foreign income taxes	668	521
Income from continuing operations	1,433	1,330
Income (loss) from discontinued operations, net of tax	(4)	14
Net income	1,429	1,344
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	10	21
Net income attributable to Raytheon Company	$1,419	$1,323
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$4.24	$3.68
Diluted earnings per share attributable to Raytheon Company common stockholders	4.23	3.71

Total Net Sales
The composition of external net sales by products and services for each segment for the third quarter and first nine months of 2012 remained relatively consistent with the year ended December 31, 2011 which was approximately the following:

External Net Sales by Products and Services (% of segment total net external sales)
	IDS	IIS	MS	NCS	SAS	TS
Products	95%	80%	100%	90%	90%	15%
Services	5%	20%	—%	10%	10%	85%

Total Net Sales - Third Quarter of 2012 vs. Third Quarter of 2011—The decrease in total net sales of $71 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to lower external net sales of $129 million at NCS and $54 million at TS, partially offset by higher external net sales of $99 million at IDS. The decrease in external net sales at NCS was primarily due to lower net sales on combat and sensing systems programs, driven principally by a planned decline in production on U.S. Army sensor programs, lower net sales on integrated communications systems programs, driven principally by reduced customer program requirements on certain radio and communications programs, lower net sales on security and transportation solutions programs, spread across various programs as a result of program schedule requirements and lower net sales of acoustic sensor systems due to higher 2011 deliveries based on customer demand. The decrease in external net sales at TS was primarily due to lower net sales on the National Science Foundation (NSF) Polar contract, which was completed in the first quarter of 2012. The increase in external net sales at IDS was driven principally by higher net sales due to scheduled program production requirements on an international Patriot program awarded in the second quarter of 2011, a missile defense radar program for an international customer and various Patriot programs for an international customer.

Products and Services Net Sales - Third Quarter of 2012 vs. Third Quarter of 2011—The decrease in product net sales of $50 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to lower external product net sales of $115 million at NCS, partially offset by higher external product net sales of $95 million at IDS, both primarily for the reasons described above. The decrease in service net sales of $21 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to lower external service net sales of $39 million at TS for the reason described above.

Total Net Sales - First Nine Months of 2012 vs. First Nine Months of 2011—The decrease in total net sales of $394 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower external net sales of $388 million at NCS. The decrease in external net sales at NCS was primarily due to lower net sales on combat and sensing systems programs, driven principally by a planned decline in production on U.S. Army sensor programs partially offset by higher net sales on a close combat tactical radar program due to planned increases in production, lower net sales on integrated communications systems programs, driven principally by reduced customer program requirements on certain radio and communications programs, lower net sales of acoustic sensor systems due to higher 2011 deliveries based on customer demand, lower net sales on command, control, communications, computers and intelligence programs, driven principally by planned declines in production or program schedule requirements on certain international and combat sensor programs, and lower net sales on security and transportation solutions programs, spread across various programs as a result of program schedule requirements.

Products and Services Net Sales - First Nine Months of 2012 vs. First Nine Months of 2011—The decrease in product net sales of $462 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower external product net sales of $354 million at NCS. The decrease in external product net sales at NCS was primarily due to the activity on the programs described above. The increase in service net sales of $68 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to higher external service net sales of $104 million at IIS, principally due to higher service net sales on classified programs and higher service net sales of cybersecurity solutions driven by recent acquisitions and increased customer orders.

Sales to Major Customers - Third Quarter of 2012 vs. Third Quarter of 2011—Sales to the U.S. Department of Defense (DoD) were 83% and 82% of total net sales in the third quarters of 2012 and 2011, respectively. Sales to the U.S. Government were 86% of total net sales in the third quarters of 2012 and 2011. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $720 million and $704 million in the third quarters of 2012 and 2011, respectively. Total international sales, including foreign military sales, were $1.5 billion or 24.4% of total net sales in the third quarter of 2012 compared to $1.5 billion or 23.8% in the third quarter of 2011.

Sales to Major Customers - First Nine Months of 2012 vs. First Nine Months of 2011—Sales to the DoD were 82% and 83% of total net sales in the first nine months of 2012 and 2011, respectively. Sales to the U.S. Government were 87% of total net sales in the first nine months of 2012 and 2011. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $2,335 million and $2,283 million in the first nine months of 2012 and 2011, respectively. Total international sales, including foreign military sales, were $4.5 billion or 25.1% of total net sales in the first nine months of 2012 compared to $4.5 billion or 24.7% in the first nine months of 2011.

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

Total Cost of Sales - Third Quarter of 2012 vs. Third Quarter of 2011—The decrease in total cost of sales of $126 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to decreased external cost of sales of $87 million at NCS and $28 million of lower expense in the third quarter of 2012 compared to the third quarter of 2011 related to the FAS/CAS Adjustment described below in Segment Results. The decrease in external costs at NCS was primarily due to the activity on the programs described above in Total Net Sales.

Products and Services Cost of Sales - Third Quarter of 2012 vs. Third Quarter of 2011—The decrease in product cost of sales of $123 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to lower external product cost of sales of $77 million at NCS, primarily due to the activity on the programs described above in Total Net Sales. Service cost of sales in the third quarter of 2012 were relatively consistent with the third quarter of 2011. Included in service cost of sales in the third quarter of 2012 was lower external service cost of sales of $37 million at TS and higher external service cost of sales of $27 million at SAS and $23 million at IIS. The decrease in external service cost of sales at TS was primarily due to the activity on the programs described above in Total Net Sales. The increase in external service cost of sales at IIS was primarily due to higher service net sales on classified programs and additional sales from businesses acquired in the fourth quarter of 2011. The increase in external service cost of sales at SAS was primarily due to activity on various classified programs.

Total Cost of Sales - First Nine Months of 2012 vs. First Nine Months of 2011—The decrease in total cost of sales of $646 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to decreased external cost of sales of $239 million at NCS and $104 million at IIS, as well as $66 million of lower expense in the first nine months of 2012 compared to the first nine months of 2011 related to the FAS/CAS Adjustment described below in Segment Results. The decrease in external costs at NCS was primarily due to the activity on the programs described above in Total Net Sales. The decrease in external costs at IIS was primarily due to the UKBA LOC Adjustment in the first quarter of 2011, as described in Commitments and Contingencies beginning on page 52, which had an impact of $80 million.

Products and Services Cost of Sales - First Nine Months of 2012 vs. First Nine Months of 2011—The decrease in product cost of sales of $725 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower external product cost of sales of $207 million at NCS, $204 million at IIS and $146 million at SAS. The decrease in external product cost of sales at NCS was primarily due to the activity on the programs described above in Total Net Sales. The decrease in external product cost of sales at IIS was primarily driven by activity on the UKBA Program, including $80 million related to the UKBA LOC Adjustment in the first nine months of 2011 described above. The decrease in external product cost of sales at SAS was primarily due to activity on various advanced radar programs nearing completion and various classified programs. The increase in service cost of sales of $79 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to higher external service cost of sales of $100 million at IIS, driven primarily by the activity described above in Total Net Sales.

Administrative and Selling Expenses
The decrease in administrative and selling expenses of $37 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to decreases in marketing and selling costs and lower other administrative costs related to businesses acquired in 2011. Administrative and selling expenses in the third quarter of 2012 remained relatively consistent as a percentage of total net sales compared to the third quarter of 2011.

The decrease in administrative and selling expenses of $90 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower acquisition-related costs for Raytheon Applied Signal Technology, Inc. (RAST), decreases in marketing and selling expenses, and insurance recovery for legal expenses incurred at IIS, partially offset by increased period expenses in connection with the UKBA program dispute and arbitration. Administrative and selling expenses in the first nine months of 2012 remained relatively consistent as a percentage of total net sales compared to the first nine months of 2011.

Research and Development Expenses
The increase in research and development expenses of $28 million in the third quarter of 2012 compared to the third quarter of 2011 was related to increased bid and proposal expenses due to the timing of various radar, classified, electronic warfare and communications programs.

The increase in research and development expenses of $89 million in the first nine months of 2012 compared to the first nine months of 2011 was related to increased bid and proposal expenses due to the timing of various radar, classified, electronic warfare and communications programs.

Total Operating Expenses
The decrease in total operating expenses of $135 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to the decrease in cost of sales of $126 million, the primary drivers of which are described above in Total Cost of Sales.

The decrease in total operating expenses of $647 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the decrease in cost of sales of $646 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income
The increase in operating income of $64 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to the decrease in operating expenses of $135 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the decrease in total net sales of $71 million, the primary drivers of which are described above in Total Net Sales.

The increase in operating income of $253 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the decrease in operating expenses of $647 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the decrease in total net sales of $394 million, the primary drivers of which are described above in Total Net Sales. Included in the change in operating income were the remaining net EAC adjustments described in Segment Results beginning on page 32.

Non-operating (Income) Expense, Net
The decrease in non-operating (income) expense, net of $9 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to a $17 million change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans, due to net gains of $5 million in the third quarter of 2012 compared to net losses of $12 million in the third quarter of 2011, partially offset by $8 million of higher interest expense, principally due to the issuance of $1.0 billion of fixed rate long-term debt in the fourth quarter of 2011.

The increase in non-operating (income) expense, net of $3 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to $22 million of higher interest expense, principally due to the issuance of $1.0 billion of fixed rate long-term debt in the fourth quarter of 2011, partially offset by a $20 million change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans, due to net gains of $12 million in the first nine months of 2012 compared to net losses of $8 million in the first nine months of 2011.

Federal and Foreign Income Taxes
Our effective tax rate in the third quarter of 2012 was 31.8% compared to 24.6% in the third quarter of 2011. The increase in the rate of 7.2% is primarily due to the fact that during the third quarter of 2011, we received final approval from the Internal Revenue Service (IRS) and the U.S. Congressional Joint Committee on Taxation of our minimum Tax Refund claim for the 2006-2008 IRS examination cycle (2011 Tax Settlement), which decreased the effective tax rate in the third quarter of 2011 by approximately 8.8% compared to a decrease of approximately 0.4% in the third quarter of 2012 for other tax settlements and refunds. In addition, the rate increased by 0.9% due to the expiration of the U.S. research and development tax credit as of December 31, 2011, partially offset by the additional domestic manufacturing deduction benefit, which decreased the rate by approximately 0.3%. The remaining decrease of 1.8% is composed of various unrelated items which individually or collectively are not significant. Our effective tax rate in the third quarter of 2012 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.2%. The remaining decrease of 1.0% is composed of various unrelated items which individually or collectively are not significant. Our effective tax rate in the third quarter of 2011 differed from the statutory federal rate primarily due to the 2011 Tax Settlement described above, the domestic manufacturing deduction, which decreased the rate by approximately 1.8%, and the U.S. research and development tax credit, which decreased the rate by approximately 0.9%. The decrease was partially offset by an increase of 0.9% which is composed of various unrelated items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2012 was 31.8% compared to 28.1% in the first nine months of 2011. The increase of 3.7% was primarily due to the 2011 Tax Settlement, which decreased the effective tax rate in the first nine months of 2011 by approximately 3.2% compared to a decrease of 0.1% in the first nine months of 2012 for other tax settlements and refunds. In addition, the rate increased by approximately 1.0% due to the expiration of the U.S. research and development tax credit as of December 31, 2011. The remaining decrease of 0.3% is composed of various unrelated items which individually or collectively are not significant. Our effective tax rate in the first nine months of 2012 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.0% and the foreign income tax rate differential, which decreased the rate by approximately 0.4%. The remaining decrease of 0.8% is composed of various unrelated items which individually or collectively are not significant. Our effective tax rate in the first nine months of 2011 differed from the statutory federal rate primarily due to the 2011 Tax Settlement described above, the domestic manufacturing deduction, which decreased the rate by approximately 2.2%, and the U.S. research and development tax credit, which decreased the rate by approximately 1.0%. The remaining decrease of 0.5% is composed of various unrelated items which individually or collectively are not significant.

Income from Continuing Operations
Income from continuing operations in the third quarter of 2012 was relatively consistent with the third quarter of 2011.

The increase in income from continuing operations of $103 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the $253 million increase in operating income, the primary drivers of which are described above in Operating Income, partially offset by a $147 million increase in federal and foreign income taxes, related primarily to the higher levels of income and the change in the effective tax rate described above in Federal and Foreign Income Taxes.

Net Income
Net income in the third quarter of 2012 was relatively consistent with the third quarter of 2011.

The increase in net income of $85 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the increase of $103 million in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the third quarters of 2012 and 2011 was as follows:

	Three Months Ended
(In millions, except per share amounts)	Sep 30, 2012	Oct 2, 2011
Income from continuing operations attributable to Raytheon Company	$501	$498
Diluted weighted average shares outstanding	333.0	351.4
Diluted EPS from continuing operations attributable to Raytheon Company	$1.51	$1.42
The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.09 in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to the decrease in weighted average shares outstanding. Raytheon Company common stock share activity for the third quarters of 2012 and 2011 was as follows:

	Three Months Ended
Shares of Common Stock Outstanding (Shares in millions)	Sep 30, 2012	Oct 2, 2011
Beginning balance	332.1	353.4
Stock plan activity	(0.1)	0.1
Treasury stock repurchases	(2.2)	(7.6)
Ending balance	329.8	345.9

Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the first nine months of 2012 and 2011 was as follows:

	Nine Months Ended
(In millions, except per share amounts)	Sep 30, 2012	Oct 2, 2011
Income from continuing operations attributable to Raytheon Company	$1,423	$1,309
Diluted weighted average shares outstanding	335.4	356.4
Diluted EPS from continuing operations attributable to Raytheon Company	$4.24	$3.68
The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.56 in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the increase in income from continuing operations described above. In addition, diluted EPS from continuing operations attributable to Raytheon Company common stockholders was also affected by common stock share activity, including the activity for the periods shown in the table below.

	Nine Months Ended
Shares of Common Stock Outstanding (Shares in millions)	Sep 30, 2012	Oct 2, 2011
Beginning balance	338.9	359.4
Warrants exercised	—	3.3
Stock plan activity	5.0	3.3
Treasury stock repurchases	(14.1)	(20.1)
Ending balance	329.8	345.9

Warrants to purchase shares of our common stock with an exercise price of $37.50 per share were included in our calculation of diluted EPS for the first nine months of 2011. These warrants expired in June 2011.

Diluted EPS Attributable to Raytheon Company Common Stockholders
The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.07 in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to the $0.09 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.52 in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the $0.56 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

Adjusted EPS
Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the earnings per share impact of the FAS/CAS Adjustment, tax effected at the federal statutory rate of 35% and, from time to time, certain other items. In addition to the FAS/CAS Adjustment, third quarter and first nine months of 2011 Adjusted EPS also excludes the earnings per share impact of the 2011 Tax Settlement. The first nine months of 2011Adjusted EPS also excludes the earnings per share impact of the UKBA LOC Adjustment, as described in Commitments and Contingencies beginning on page 52, tax effected at the blended global tax rate of approximately 26.7%. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting the Company’s financial performance and believes that it provides additional insight into the Company’s underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding. Adjusted EPS was as follows:

	Three Months Ended		Nine Months Ended
	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.51	$1.42	$4.24	$3.68
Earnings per share impact of FAS/CAS Adjustment	0.09	0.14	0.36	0.46
Earnings per share impact of UKBA LOC Adjustment	—	—	—	0.17
Earnings per share impact of the Tax Settlement	—	(0.17)	—	(0.17)
Adjusted EPS	$1.60	$1.39	$4.61	$4.13

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

Total Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: 1) cost of sales—labor; 2) cost of sales—materials and subcontractors; and 3) other costs of sales and other operating expenses. Included in cost of sales—labor is the incurred direct labor associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales—materials and subcontractors is the incurred direct materials, subcontractor costs (which include effort performed by other Raytheon segments), and applicable overhead allocations in the current period. Included in other cost of sales and other operating expenses is other direct costs not captured in labor or material and subcontractor costs, such as precontract costs previously deferred, costs previously deferred into inventory on contracts using commercial or units of delivery accounting, applicable overhead allocations, general and administrative costs, research and development costs (including bid and proposal costs), other direct costs (such as ancillary services and travel expenses) and adjustments for loss contracts.

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

Changes in net EAC adjustments typically relate to the current period impact of revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. Raytheon has a Company-wide standard and disciplined quarterly EAC process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (for example, the number and type of milestone events), technical requirements (for example, a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any adjustments to net sales, costs of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating profit during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating profit if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. Given that we have over 15,000 individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, as discussed above, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended		Nine Months Ended
EAC Adjustments (In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Gross favorable	$234	$255	$733	$707
Gross unfavorable	(77)	(115)	(261)	(405)
Total net EAC adjustments	$157	$140	$472	$302

There were no significant individual EAC adjustments in the third quarters of 2012 and 2011. There were no significant individual EAC adjustments in the first nine months of 2012. In the first nine months of 2011, we had the UKBA LOC

Adjustment of $80 million, which is described in Commitments and Contingencies beginning on page 52.

The $17 million increase in net EAC adjustments in the third quarter of 2012 compared to the third quarter of 2011 was primarily driven by $23 million at NCS and $7 million at MS, partially offset by $13 million at TS, as more fully described below in the operating income discussions for each respective segment. The $170 million increase in net EAC adjustments in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to $78 million at IIS and $62 million at SAS, as more fully described below in the operating income discussions for each respective segment.

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

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Integrated Defense Systems	$1,275	$1,176	$3,716	$3,667
Intelligence and Information Systems	742	760	2,257	2,262
Missile Systems	1,443	1,413	4,149	4,108
Network Centric Systems	963	1,104	2,925	3,360
Space and Airborne Systems	1,322	1,305	3,956	3,914
Technical Services	785	817	2,408	2,467
Corporate and Eliminations	(485)	(459)	(1,436)	(1,409)
Total	$6,045	$6,116	$17,975	$18,369

	Three Months Ended		Nine Months Ended
Operating Income (In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Integrated Defense Systems	$240	$204	$692	$600
Intelligence and Information Systems	60	58	183	85
Missile Systems	189	178	538	484
Network Centric Systems	131	162	370	492
Space and Airborne Systems	190	171	567	503
Technical Services	64	75	210	228
FAS/CAS Adjustment	(47)	(75)	(188)	(254)
Corporate and Eliminations	(41)	(51)	(138)	(157)
Total	$786	$722	$2,234	$1,981

	Three Months Ended		Nine Months Ended
Bookings (In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Integrated Defense Systems	$913	$679	$2,325	$3,621
Intelligence and Information Systems	910	938	2,002	2,523
Missile Systems	2,273	2,264	5,355	4,473
Network Centric Systems	1,011	1,161	2,616	2,917
Space and Airborne Systems	1,244	1,135	4,137	3,524
Technical Services	942	707	2,177	2,350
Total	$7,293	$6,884	$18,612	$19,408
Included in bookings were international bookings of $850 million and $1,268 million in the third quarters of 2012 and 2011, respectively, and $2,794 million and $5,356 million in the first nine months of 2012 and 2011, respectively which included foreign military bookings through the U.S. Government. International bookings amounted to 12% and 18% of total bookings in the third quarters of 2012 and 2011, respectively and 15% and 28% in the first nine months of 2012 and 2011, respectively.

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

	Funded Backlog		Total Backlog
Backlog (In millions)	Sep 30, 2012	Dec 31, 2011	Sep 30, 2012	Dec 31, 2011
Integrated Defense Systems	$6,757	$7,100	$8,404	$9,766
Intelligence and Information Systems	1,051	829	4,002	4,366
Missile Systems	6,436	6,205	9,784	8,570
Network Centric Systems	3,159	3,267	3,941	4,160
Space and Airborne Systems	3,553	3,104	6,091	5,864
Technical Services	1,930	1,957	2,793	2,586
Total	$22,886	$22,462	$35,015	$35,312

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

Integrated Defense Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011	% Change
Total Net Sales	$1,275	$1,176	8.4%	$3,716	$3,667	1.3%
Operating Expenses
Cost of sales—labor	432	426	1.4%	1,336	1,403	(4.8)%
Cost of sales—materials and subcontractors	431	383	12.5%	1,211	1,183	2.4%
Other cost of sales and other operating expenses	172	163	5.5%	477	481	(0.8)%
Total Operating Expenses	1,035	972	6.5%	3,024	3,067	(1.4)%
Operating Income	$240	$204	17.6%	$692	$600	15.3%
Operating Margin	18.8%	17.3%		18.6%	16.4%

Change in Operating Income (In millions)	Three Months Ended Sep 30, 2012 Versus Three Months Ended Oct 2, 2011			Nine Months Ended Sep 30, 2012 Versus Nine Months Ended Oct 2, 2011
Volume		$11			$(6)
Net change in EAC adjustments		2			21
Mix and other performance		23			77
Total change in operating income		$36			$92

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011	% Change
Bookings	$913	$679	34.5%	$2,325	$3,621	(35.8)%

Total Net Sales—The increase in total net sales of $99 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to higher net sales of $86 million on an international Patriot program awarded in the second quarter of 2011, as the program transitioned into full production, $67 million on a missile defense radar program for an international customer as the program transitioned into full production, and $66 million on various Patriot programs for an international customer, driven principally by scheduled program production requirements. The increase was partially offset by $53 million of lower net sales from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008, and $32 million from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total net sales in the first nine months of 2012 were relatively consistent with the first nine months of 2011. Included in total net sales in the first nine months of 2012 was higher net sales of $257 million on an international Patriot program awarded in the second quarter of 2011 as the program transitioned into full production, $122 million on a missile defense radar program for an international customer as the program transitioned into full production, and $115 million on various Patriot programs for an international customer, driven principally by scheduled program production requirements. The increase was partially offset by $145 million of lower net sales from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008, and $134 million from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The increase in total operating expenses of $63 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to the activity on the programs and for the reasons described above in Total Net Sales. The increase in materials and subcontractors costs of $48 million was driven primarily by the net change in volume on a missile defense radar program for an international customer, various Patriot programs for an international customer and an international Patriot program awarded in the second quarter of 2011, partially offset by volume on a U.S. Navy combat systems program and the types of costs incurred in the respective periods based on program requirements and schedules. The increase in other costs of sales and other operating expenses of $9 million was primarily due to higher other direct costs on an international Patriot program awarded in the second quarter of 2011.

Total operating expenses in the first nine months of 2012 were relatively consistent with the first nine months of 2011. The decrease in labor costs of $67 million was driven primarily by the decreased volume on an international Patriot program awarded in the fourth quarter of 2008 and various missile defense radar programs, partially offset by increased volume on an international Patriot program awarded in the second quarter of 2011 and the types of costs incurred in the respective periods based on the program requirements and program schedules. The increase in materials and subcontractors costs of $28 million was driven by the net change in volume on an international Patriot program awarded in the second quarter of 2011 and a missile defense radar program for an international customer, partially offset by decreased volume on a U.S. Navy combat systems program and the types of costs incurred in the respective periods based on the program requirements and schedules.

Operating Income and Margin—The increase in operating income of $36 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to a change in mix and other performance of $23 million, principally driven by increased activity on certain international Patriot programs and increased volume of $11 million, principally driven by the programs described above in Total Net Sales. The increase in operating margin in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to the change in mix and other performance.

The increase in operating income of $92 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to a change in mix and other performance of $77 million, principally driven by increased activity on certain international Patriot programs and a net change in EAC adjustments of $21 million, principally driven by the amount of EAC adjustments on a number of international programs due to labor and material efficiencies. The increase in operating margin in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $8,404 million at September 30, 2012 compared to $9,766 million at December 31, 2011. The decrease in backlog of $1,362 million or 14% at September 30, 2012 compared to December 31, 2011 was primarily due to sales in excess of bookings in the third quarter of 2012, principally across our Integrated Air & Missile Defense and Global Integrated Sensors product lines. Bookings increased by $234 million in the third quarter of 2012 compared to the third quarter of 2011. In the third quarter of 2012, IDS booked $123 million for the Upgraded Early Warning Radar (UEWR) system for the Missile Defense Agency and the U.S. Air Force. IDS also booked $84 million to provide air and missile defense capability for the U.S. Army. In the third quarter of 2011, IDS booked $142 million for the production of Airborne Low Frequency Sonar (ALFS) systems and spares for the U.S. Navy. IDS also booked $93 million to provide advanced Patriot air and missile defense capability for an international customer.

Bookings decreased $1,296 million in the first nine months of 2012 compared to the first nine months of 2011, primarily due to the large 2011 Patriot air and missile defense system booking for the Kingdom of Saudi Arabia described below. In addition to the bookings noted above, in the first nine months of 2012, IDS booked $182 million to provide Patriot engineering services support for U.S. and international customers, $134 million to provide advanced Patriot air and missile defense capability for an international customer and $90 million to provide engineering services, production and support for the Aegis weapon system for the U.S. Navy. In addition to the bookings noted above, in the first nine months of 2011, IDS booked $1,698 million for a Patriot air and missile defense system for the Kingdom of Saudi Arabia, $131 million to provide engineering services support for a Patriot air and missile defense program for U.S. and international customers and $107 million for development on the competitively awarded Space Fence program for the U.S. Air Force.

Intelligence and Information Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011	% Change
Total Net Sales	$742	$760	(2.4)%	$2,257	$2,262	(0.2)%
Total Operating Expenses
Cost of sales—labor	323	308	4.9%	964	938	2.8%
Cost of sales—materials and subcontractors	261	296	(11.8)%	790	853	(7.4)%
Other cost of sales and other operating expenses	98	98	—%	320	386	(17.1)%
Total Operating Expenses	682	702	(2.8)%	2,074	2,177	(4.7)%
Operating Income	$60	$58	3.4%	$183	$85	*NM
Operating Margin	8.1%	7.6%		8.1%	3.8%
*NM- not meaningful

Change in Operating Income (In millions)	Three Months Ended Sep 30, 2012 Versus Three Months Ended Oct 2, 2011			Nine Months Ended Sep 30, 2012 Versus Nine Months Ended Oct 2, 2011
Volume		$(1)			$3
Net change in EAC adjustments		(7)			78
Mix and other performance		10			17
Total change in operating income		$2			$98

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011	% Change
Bookings	$910	$938	(3.0)%	$2,002	$2,523	(20.7)%

Total Net Sales—The decrease in total net sales of $18 million in the third quarter of 2012 compared to the third quarter of 2011 was driven primarily by $27 million of lower net sales on various classified programs, partially offset by $23 million of higher net sales of cybersecurity solutions driven by recent acquisitions and increased customer orders. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total net sales in the first nine months of 2012 were relatively consistent with the first nine months of 2011. Included in total net sales in the first nine months of 2012 was $49 million of lower net sales on the UKBA Program as a result of the program termination and $30 million of lower net sales on various classified programs, partially offset by $62 million of higher net sales of cybersecurity solutions driven by recent acquisitions and increased customer orders.

Total Operating Expenses—Total operating expenses in the third quarter of 2012 were relatively consistent with the third quarter of 2011. The increase in labor costs of $15 million was driven primarily by increased labor related to the cybersecurity solutions for the reasons described above in Total Net Sales. The decrease in materials and subcontractors costs of $35 million was driven primarily by the activity on the classified programs described above in Total Net Sales.

The decrease in total operating expenses of $103 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the UKBA LOC Adjustment in the first quarter of 2011, as described in Commitments and Contingencies beginning on page 52, which had an impact of $80 million and primarily drove the change in other cost of sales and other operating expenses. The decrease in materials and subcontractors costs of $63 million was primarily due to the activity on the UKBA Program for the reasons described above in Total Net Sales.

Operating Income and Margin—Operating income and operating margin in the third quarter of 2012 remained relatively consistent with the third quarter of 2011. Mix and other performance in the third quarter of 2012 included $7 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $3 million in the third quarter of 2011. Mix and other performance in the third quarter of 2012 also included an insurance recovery for legal expenses of $7 million, compared to none in the third quarter of 2011. Operating income in the third quarters of 2012 and 2011 was reduced by approximately $5 million and $4 million, respectively, of certain cybersecurity-related acquisition costs and investments.

The increase in operating income of $98 million and the related increase in operating margin in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to a net change in EAC adjustments of $78 million, driven principally by the UKBA LOC Adjustment in the first quarter of 2011, which had an impact of $80 million. Mix and other performance in the first nine months of 2012 included $21 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $14 million in the first nine months of 2011. Mix and other performance in the first nine months of 2012 also included an insurance recovery for legal expenses of $24 million, compared to none in the first nine months of 2011. Operating income in the first nine months of 2012 and 2011 was reduced by approximately $14 million and $11 million, respectively, of certain cybersecurity-related acquisition costs and investments.

Backlog and Bookings—Backlog was $4,002 million at September 30, 2012 compared to $4,366 million at December 31, 2011. The decrease in backlog of $364 million or 8% at September 30, 2012 compared to December 31, 2011 was primarily due to sales in excess of bookings in the third quarter of 2012, primarily for Global Positioning System Advanced Control Segment (GPS-OCX) and Joint Polar Satellite System (JPSS). Bookings decreased by $28 million in the third quarter of 2012 compared to the third quarter of 2011. In the third quarter of 2012, IIS booked $170 million on a contract to provide intelligence, surveillance and reconnaissance (ISR) support to the U.S. Air Force. IIS also booked $559 million on a number of classified contracts. In the third quarter of 2011, IIS booked $180 million on a contract to provide ISR support to the U.S. Air Force and $163 million booking on the JPSS program for the National Aeronautics and Space Administration (NASA). In the third quarter of 2011, IIS also booked $313 million on a number of classified contracts.

Bookings decreased by $521 million in the first nine months of 2012 compared to the first nine months of 2011. In addition to the bookings noted above, in the first nine months of 2012, IIS booked $742 million on a number of classified contracts. In addition to the bookings noted above, in the first nine months of 2011, IIS booked $349 million on the JPSS program for the NASA, $807 million on a number of classified contracts, as well as $93 million for development on the GPS-OCX program for the U.S. Air Force.

Missile Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011	% Change
Total Net Sales	$1,443	$1,413	2.1%	$4,149	$4,108	1.0%
Total Operating Expenses
Cost of sales—labor	445	419	6.2%	1,325	1,267	4.6%
Cost of sales—materials and subcontractors	630	558	12.9%	1,790	1,746	2.5%
Other cost of sales and other operating expenses	179	258	(30.6)%	496	611	(18.8)%
Total Operating Expenses	1,254	1,235	1.5%	3,611	3,624	(0.4)%
Operating Income	$189	$178	6.2%	$538	$484	11.2%
Operating Margin	13.1%	12.6%		13.0%	11.8%

Change in Operating Income (In millions)	Three Months Ended Sep 30, 2012 Versus Three Months Ended Oct 2, 2011			Nine Months Ended Sep 30, 2012 Versus Nine Months Ended Oct 2, 2011
Volume		$3			$(1)
Net change in EAC adjustments		7			38
Mix and other performance		1			17
Total change in operating income		$11			$54

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011	% Change
Bookings	$2,273	$2,264	0.4%	$5,355	$4,473	19.7%

Total Net Sales—The increase in total net sales of $30 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to $95 million of higher net sales on the Standard Missile 3 (SM-3) program due to higher volume driven by scheduled increases in production and development efforts and $44 million of higher net sales on the Tube-launched, Optically-tracked, Wireless-guided (TOW) missile programs due to scheduled increased production efforts, partially offset by $42 million of lower net sales on the Tomahawk program, $34 million of lower net sales on the Standard Missile 2 (SM-2) program and $34 million of lower net sales on the Phalanx program, all primarily due to lower volume driven by scheduled lower production rates.

Total net sales in the first nine months of 2012 were relatively consistent with the first nine months of 2011. Included in total net sales in the first nine months of 2012 was $123 million of higher net sales on the SM-3 program due to higher volume driven by scheduled increases in production and development efforts, $91 million of higher net sales on the Advanced Medium-Range Air-to-Air Missiles (AMRAAM) program principally from higher volume resulting from scheduled increases in production efforts, $124 million of lower net sales on the Tomahawk program and $100 million of lower net sales on the Phalanx program, both primarily due to lower volume driven by scheduled lower production rates.

Total Operating Expenses—Total operating expenses in the third quarter of 2012 were relatively consistent with the third quarter of 2011. The increase in labor costs of $26 million was primarily due to labor volume on the SM-3 program as a result of higher scheduled production rates. The increase in material costs of $72 million was primarily due to scheduled production and development efforts on the SM-3 and TOW missile program. The decrease in other cost of sales and other operating expenses of $79 million was driven primarily by a change in the amount of previously deferred precontract costs based on contract awards or funding, which had an impact of $44 million, and decreased outside service costs primarily driven by lower refurbishment costs due to scheduled lower production rates on the Phalanx program.

Total operating expenses in the first nine months of 2012 were relatively consistent with the first nine months of 2011. The decrease in other cost of sales and other operating expenses of $115 million was primarily driven by a change in the amount of previously deferred precontract costs based on contract awards or funding, which had an impact of $68 million, and decreased outside service costs primarily driven by lower refurbishment costs due to scheduled lower production rates on the Phalanx program.

Operating Income and Margin—Total operating income and margin in the third quarter of 2012 were relatively consistent with the third quarter of 2011.

The increase in total operating income of $54 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to a net change in EAC adjustments of $38 million, principally on a land combat program, driven by schedule and production efforts and a change in mix and other performance of $17 million driven by a $15 million charge related to a contract settlement in the first nine months of 2011. The increase in operating margin in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the net change in EAC adjustments and the change in mix and other performance.

Backlog and Bookings—Backlog was $9,784 million at September 30, 2012 compared to $8,570 million at December 31, 2011. The increase in backlog of $1,214 million or 14% at September 30, 2012 compared to December 31, 2011 was primarily due to the 2012 bookings described below. Bookings in the third quarter of 2012 remained relatively consistent with the third quarter of 2011. In the third quarter of 2012, MS booked $1,242 million for the production and development of SM-3 for the Missile Defense Agency (MDA). MS also booked $350 million for the production of TOW missiles for the U.S. Army and Marines, $101 million for the production of Phalanx Weapons System for the U.S. Navy and an international customer. and $87 million on Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force. In the third quarter of 2011, MS booked $584 million for the production of AMRAAM for the U.S. Air Force and international customers, $329 million for the development of SM-3 for the MDA, $221 million for production of Evolved Sea Sparrow Missile (ESSM) program for the U.S. Navy and international customers, $200 million for a major classified program, $195 million for Phalanx weapon systems for the U.S. Navy and international customers, $179 million for the production of SM-2 for the U.S. Navy and international customers, $104 million for the production of Paveway for the U.S. Air Force and international customers, and $91 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy and international customers.

Bookings increased by $882 million in the first nine months of 2012 compared to the first nine months of 2011. In addition to the bookings noted above, in the first nine months of 2012, MS booked $705 million for the production of Exoatmospheric Kill Vehicle (EKV) for the MDA, $497 million for an AMRAAM contract for the U.S. Air Force and international customers, $348 million for the production of Tomahawk for the U.S. Navy and International customers, $304 million for the production of Standard Missile 6 (SM-6) for the U.S. Navy, $185 million for AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy and international customers, $173 million for the development of SM-3 for the MDA and $79 million for the development on the Accelerated Improved Intercept Initiative (AI3) program for the U.S. Army. In addition to the bookings noted above, in the first nine months of 2011, MS booked $690 million for the development and production of SM-3 for the MDA, $200 million for production of SM-6 for the U.S. Navy, $177 million for the production of Excalibur for the U.S. Army and an international customer, $91 million for production of MALD® for the U.S. Air Force and $81 million for the production of TOW missiles for the U.S. Army.

Network Centric Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011	% Change
Total Net Sales	$963	$1,104	(12.8)%	$2,925	$3,360	(12.9)%
Total Operating Expenses
Cost of sales—labor	350	378	(7.4)%	1,083	1,151	(5.9)%
Cost of sales—materials and subcontractors	360	396	(9.1)%	1,092	1,269	(13.9)%
Other cost of sales and other operating expenses	122	168	(27.4)%	380	448	(15.2)%
Total Operating Expenses	832	942	(11.7)%	2,555	2,868	(10.9)%
Operating Income	$131	$162	(19.1)%	$370	$492	(24.8)%
Operating Margin	13.6%	14.7%		12.6%	14.6%

Change in Operating Income (In millions)	Three Months Ended Sep 30, 2012 Versus Three Months Ended Oct 2, 2011			Nine Months Ended Sep 30, 2012 Versus Nine Months Ended Oct 2, 2011
Volume		$(21)			$(47)
Net change in EAC adjustments		23			(5)
Mix and other performance		(33)			(70)
Total change in operating income		$(31)			$(122)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011	% Change
Bookings	$1,011	$1,161	(12.9)%	$2,616	$2,917	(10.3)%

Total Net Sales—The decrease in total net sales of $141 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to $64 million of lower net sales on combat and sensing systems programs, driven principally by a planned decline in production on U.S. Army sensor programs, $53 million of lower net sales on integrated communications systems programs, driven principally by reduced customer program requirements on certain radio and communications programs, $46 million of lower net sales on security and transportation solutions programs, spread across various programs as a result of program schedule requirements, and $21 million of lower net sales of acoustic sensor systems due to higher 2011 deliveries based on customer demand. The remaining change in net sales was spread across numerous programs with no individual or common significant driver.

The decrease in total net sales of $435 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to $153 million of lower net sales on combat and sensing systems programs, driven principally by a planned decline in production on U.S. Army sensor programs, partially offset by higher net sales on a close combat tactical radar program due to planned increases in production, $140 million of lower net sales on integrated communications systems programs, driven principally by reduced customer program requirements on certain radio and communications programs, $70 million of lower net sales of acoustic sensor systems due to higher 2011 deliveries based on customer demand, $55 million of lower net sales on command, control, communications, computers and intelligence programs, driven principally by planned declines in production or program schedule requirements on certain international and combat sensor programs and $54 million of lower net sales on security and transportation solutions programs, spread across various programs as a result of program schedule requirements. The remaining change in net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The decrease in total operating expenses of $110 million in the third quarter of 2012 compared to the third quarter of 2011 was driven primarily by the activity on the programs, and for the reasons described above in Total Net

Sales. The decrease in labor costs of $28 million was spread across numerous programs driven by the various reduced program requirements. The decrease in materials and subcontractors costs of $36 million was driven primarily by the net decreased costs on the programs described above in Total Net Sales principally due to planned declines in production. The decrease in other costs of sales and other operating expenses of $46 million was driven primarily by lower costs of $39 million on contracts using the units of delivery method, principally driven by higher 2011 deliveries based on customer demand.

The decrease in total operating expenses of $313 million in the first nine months of 2012 compared to the first nine months of 2011 was driven primarily by the activity on the programs, and for the reasons described above in Total Net Sales. The decrease in labor costs of $68 million was spread across numerous programs driven by the various reduced program requirements. The decrease in materials and subcontractors costs of $177 million was driven primarily by the net decreased costs on the programs described above in Total Net Sales principally due to planned declines in production. The decrease in other costs of sales and other operating expenses of $68 million was driven primarily by lower costs of $41 million on contracts using the units of delivery method, principally driven by higher 2011 deliveries based on customer demand, and $34 million of lower general and administrative expenses driven by cost reduction efforts.

Operating Income and Margin—The decrease in operating income of $31 million in the third quarter of 2012 compared to the third quarter of 2011 was due to a change in mix and other performance of $33 million, driven primarily by reduced deliveries of acoustic sensor systems, lower sales on U.S. Army sensor programs and lower sales on various production programs for the reasons described above in Total Net Sales, and decreased volume of $21 million, principally driven by the programs described above in Total Net Sales. The decrease in operating income was partially offset by a net change in EAC adjustments of $23 million, primarily on certain radio and communications programs and certain combat and sensing systems programs as a result of material and labor efficiencies across various production programs. The decrease in operating margin in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

The decrease in operating income of $122 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to a change in mix and other performance of $70 million, driven primarily by reduced deliveries of acoustic sensor systems and lower volume on U.S. Army sensor programs, and decreased volume of $47 million, principally driven by the programs described above in Total Net Sales. The decrease in operating margin in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $3,941 million at September 30, 2012 compared to $4,160 million at December 31, 2011. Bookings decreased by $150 million in the third quarter of 2012 compared to the third quarter of 2011. In the third quarter of 2011, NCS booked $187 million for the production of Sentinel radars, spares and services for the U.S. Army and international customers.

Bookings decreased by $301 million in the first nine months of 2012 compared to the first nine months of 2011. In the first nine months of 2012, NCS booked $104 million for the Navy Multiband Terminal (NMT) program for the U.S. Navy, $90 million on the Standard Terminal Automation Replacement System (STARS) program for the Federal Aviation Administration (FAA), and $82 million on the Advanced Field Artillery Tactical Data System (AFATDS) program for the U.S. Army. In addition to the bookings noted above, in the first nine months of 2011, NCS booked $129 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) program for the U.S. Army.

Space and Airborne Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011	% Change
Total Net Sales	$1,322	$1,305	1.3%	$3,956	$3,914	1.1%
Total Operating Expenses
Cost of sales—labor	502	533	(5.8)%	1,571	1,594	(1.4)%
Cost of sales—materials and subcontractors	449	441	1.8%	1,315	1,342	(2.0)%
Other cost of sales and other operating expenses	181	160	13.1%	503	475	5.9%
Total Operating Expenses	1,132	1,134	(0.2)%	3,389	3,411	(0.6)%
Operating Income	$190	$171	11.1%	$567	$503	12.7%
Operating Margin	14.4%	13.1%		14.3%	12.9%

Change in Operating Income (In millions)	Three Months Ended Sep 30, 2012 Versus Three Months Ended Oct 2, 2011			Nine Months Ended Sep 30, 2012 Versus Nine Months Ended Oct 2, 2011
Volume		$—			$(1)
Net change in EAC adjustments		5			62
Mix and other performance		14			3
Total change in operating income		$19			$64

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011	% Change
Bookings	$1,244	$1,135	9.6%	$4,137	$3,524	17.4%

Total Net Sales—Total net sales in the third quarter and first nine months of 2012 remained relatively consistent with the third quarter and first nine months of 2011.

Total Operating Expenses—Total operating expenses in the third quarter of 2012 were relatively consistent with the third quarter of 2011. The decrease in labor costs of $31 million was spread across numerous programs with no individual or common significant driver. The increase in other cost of sales and other operating expenses of $21 million was primarily due to the timing and amount of adjustments for loss contracts.

Total operating expenses in the first nine months of 2012 were relatively consistent with the first nine months of 2011. The increase in other cost of sales and other operating expenses of $28 million was primarily due to the timing and amount of adjustments for loss contracts in the second and third quarters of 2012.

Operating Income and Margin—The increase in operating income of $19 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to a change in mix and other performance of $14 million driven principally by the impact of prior period EAC adjustments from various cost efficiencies. Included in mix and other performance in the third quarters of 2012 and 2011 was $5 million and $8 million, respectively, of acquisition-related costs for Raytheon Applied Signal Technology, Inc. (RAST). The increase in operating margin in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to the change in mix and other performance.

The increase in operating income of $64 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to a net change in EAC adjustments of $62 million principally as a result of material and support efficiencies and contract modifications on an international tactical airborne radar program and certain classified programs. Included in mix and other performance in the first nine months of 2012 and 2011 was $18 million and $30 million, respectively, of acquisition-related costs for RAST. The increase in operating margin in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $6,091 million at September 30, 2012 compared to $5,864 million at December 31, 2011. The increase in backlog of $227 million or 4% at September 30, 2012 compared to December 31, 2011 was primarily due to bookings in excess of sales in the third quarter of 2012 principally within the Intelligence, Surveillance and Reconnaissance

Systems product line. Bookings increased by $109 million in the third quarter of 2012 compared to the third quarter of 2011. In the third quarter of 2012, SAS booked $105 million for an international sensor program and $382 million on a number of classified contracts. In the third quarter of 2011, SAS booked $78 million on radar contracts for an international customer and $468 million on a number of classified contracts.

Bookings increased by $613 million in the first nine months of 2012 compared to the first nine months of 2011. In addition to the bookings noted above, in the first nine months of 2012, SAS booked $205 million to provide multi-spectral targeting systems (MTS) for Unmanned Aerial Vehicles to the U.S. Air Force, $159 million to supply radar spare parts on the APG–63 for an international customer, $99 million on a radar performance-based logistics (PBL) contract for international customers, and $77 million for the production of radar warning receivers for the U.S. Navy. Also in addition to the bookings noted above, SAS booked $1,387 million on a number of classified contracts. In addition to the bookings noted above, in the first nine months of 2011, SAS booked $891 million on two international programs, $310 million on a number of classified programs and $79 million for the production of Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and Air National Guard.

Technical Services
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011	% Change
Total Net Sales	$785	$817	(3.9)%	$2,408	$2,467	(2.4)%
Total Operating Expenses
Cost of sales—labor	262	273	(4.0)%	823	818	0.6%
Cost of sales—materials and subcontractors	393	406	(3.2)%	1,171	1,224	(4.3)%
Other cost of sales and other operating expenses	66	63	4.8%	204	197	3.6%
Total Operating Expenses	721	742	(2.8)%	2,198	2,239	(1.8)%
Operating Income	$64	$75	(14.7)%	$210	$228	(7.9)%
Operating Margin	8.2%	9.2%		8.7%	9.2%

Change in Operating Income (In millions)	Three Months Ended Sep 30, 2012 Versus Three Months Ended Oct 2, 2011			Nine Months Ended Sep 30, 2012 Versus Nine Months Ended Oct 2, 2011
Volume		$(2)			$(3)
Net change in EAC adjustments		(13)			(24)
Mix and other performance		4			9
Total change in operating income		$(11)			$(18)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 30, 2012	Oct 2, 2011	% Change	Sep 30, 2012	Oct 2, 2011	% Change
Bookings	$942	$707	33.2%	$2,177	$2,350	(7.4)%

Total Net Sales—The decrease in total net sales of $32 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to lower net sales of $38 million on the National Science Foundation (NSF) Polar contract, which was completed in the first quarter of 2012.

The decrease in total net sales of $59 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower net sales of $61 million on the NSF Polar contract described above.

Total Operating Expenses—The decrease in total operating expenses of $21 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to the activity on the NSF Polar contract, as described above in Total Net Sales.

Total operating expenses in the first nine months of 2012 were relatively consistent with the first nine months of 2011.

Operating Income and Margin—The decrease in operating income of $11 million in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to a net change in EAC adjustments of $13 million driven principally by operational efficiencies in 2011 on various customized engineering and depot support programs. The decrease in operating margin in the third quarter of 2012 was primarily due to the net change in EAC adjustments.

The decrease in operating income of $18 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to a net change in EAC adjustments of $24 million driven principally by operational efficiencies in 2011 on various customized engineering and depot support programs. The decrease in operating margin in the first nine months of 2012 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $2,793 million at September 30, 2012 compared to $2,586 million at December 31, 2011. The increase in backlog of $207 million or 8% at September 30, 2012 compared to December 31, 2011 was primarily due to bookings in excess of sales in the first nine months of 2012 principally within Warfighter FOCUS and Air Traffic Control Optimum Training Solution (ATCOTS) programs. Bookings increased by $235 million in the third quarter of 2012 compared to the third quarter of 2011. In the third quarter of 2012, TS booked $252 million on domestic training programs and $137 million on foreign training programs in support of Warfighter FOCUS activities. In addition, TS booked $246 million for work on the ATCOTS contract to maintain and improve air traffic controller (ATC) training and support of the Federal Aviation Administration in meeting current and future ATC demands. In the third quarter of 2011, TS booked $256 million on domestic training programs and $67 million on foreign training programs in support of the Warfighter FOCUS activities and $120 million to design, develop and deliver technical training to a commercial customer.

Bookings decreased by $173 million in the first nine months of 2012 compared to the first nine months of 2011. In addition to the bookings noted above, in the first nine months of 2012, TS booked $636 million on domestic training programs and $209 million on foreign training programs in support of Warfighter FOCUS activities. In addition to the bookings noted above, in the first nine months of 2011, TS booked $699 million on domestic training programs and $182 million on foreign training programs in support of the Warfighter FOCUS activities, $150 million to provide operational and logistics support to the NSF Office of Polar Programs, and $100 million with Australia for base operations, maintenance and support services at the Harold E. Holt Naval Communications station.

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
The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
FAS/CAS Pension Adjustment	$(49)	$(76)	$(189)	$(255)
FAS/CAS PRB Adjustment	2	1	1	1
FAS/CAS Adjustment	$(47)	$(75)	$(188)	$(254)
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
FAS expense	$(256)	$(260)	$(818)	$(804)
CAS expense	207	184	629	549
FAS/CAS Pension Adjustment	$(49)	$(76)	$(189)	$(255)

In accordance with GAAP, pension and other postretirement benefit assets and liabilities are valued annually at the end of the year for purposes of determining funded status and future pension expense. The pension discount rate is determined by using a theoretical bond portfolio model consisting of bonds AA rated or better by Moody's for which the timing and amount of cash flows approximate the estimated benefit payments of our pension plans. Our long-term return on assets and discount rate assumptions are key variables in making such determinations and are discussed in more detail under "Critical Accounting Estimates" within Item 7 of our Form 10-K for the year ended December 31, 2011. We estimate that at September 30, 2012 the pension discount rate would be 10–20% below our discount rate assumption of 5.0% at December 31, 2011. If the pension discount rate on December 31, 2012 were to be lower than our discount rate assumption at December 31, 2011, it would negatively impact our funded status under FAS at year-end as well as increase our following year FAS expense. If the pension discount rate on December 31, 2012 were to be higher than our discount rate assumption at December 31, 2011, it would positively impact our funded status at year-end. The pro-rated return on assets through September 30, 2012 was slightly above our annual return assumption of 8.75% at December 31, 2011. If the actual rate of return on plan assets were to be above our assumed rate of return through December 31, 2012, it would positively impact our funded status at year-end and decrease pension expense in future years. If the actual rate of return on plan assets were to be below our assumed 8.75% rate of return through December 31, 2012, it would negatively impact our funded status at year-end and increase pension expense in future years. The ultimate impact on our future pension expense and funded status will be based upon market conditions in effect when we perform our annual valuation for the December 31, 2012 financial statements.

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

The decrease in our FAS/CAS Pension Adjustment of $27 million in the third quarter of 2012 compared to the third quarter of 2011 was driven primarily by a $23 million increase in our CAS expense. The decrease in our FAS/CAS Pension Adjustment of $66 million in the first nine months of 2012 compared to the first nine months of 2011was driven primarily by a $80 million increase in our CAS expense. The increase in the CAS expense in the third quarter and first nine months of 2012 is primarily due to the continued recognition of the 2008 negative asset returns.

Our FAS/CAS PRB Adjustment was $2 million of income in the third quarter of 2012 compared to $1 million of income in the third quarter of 2011 and income of $1 million in the first nine months of 2012 and first nine months of 2011.
On an annual basis, at December 31, we update our estimate of future FAS and CAS pension and other postretirement benefit expense based on actual asset returns and other actuarial factors. Other variables that can impact the pension plans' funded status and FAS and CAS expense include demographic experience such as the expected rates of salary increase, retirement age, turnover and mortality. In addition, certain pension plans provide a lump sum benefit that varies based on externally determined interest rates. Assumptions for these variables are set at the beginning of the year, and are based on actual and projected plan experience. In addition, on a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation for both FAS and CAS with final census data from the end of the prior year. As a result of this update, our annual expected FAS/CAS Adjustment changed by $32 million of reduced expense, $23 million of which was recorded in the three and nine months ended September 30, 2012.

Corporate and Eliminations
Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.
The components of net sales related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Intersegment sales eliminations	$(485)	$(459)	$(1,436)	$(1,409)
Corporate	—	—	—	—
Total	$(485)	$(459)	$(1,436)	$(1,409)
The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Intersegment profit eliminations	$(41)	$(45)	$(132)	$(136)
Corporate	—	(6)	(6)	(21)
Total	$(41)	$(51)	$(138)	$(157)

Discontinued Operations
In pursuing our business strategies, we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.
During the first three months of 2012, we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, RAAS, and all operations have ceased. As a result, we have reported the results of RAAS as a discontinued operation for all periods presented. The sale of the remaining operating assets in the first nine months of 2012 resulted in a gain of less than $1 million.
Income from discontinued operations included the following results of RAAS:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Pretax	$—	$3	$—	$18
After-tax	—	2	—	12
No interest expense relating to RAAS was allocated to discontinued operations for the third quarters or first nine months of September 30, 2012 and October 2, 2011 because there was no debt specifically attributable to discontinued operations.

We retain certain assets and liabilities of our previously disposed businesses. At September 30, 2012 and December 31, 2011, we had $8 million and $19 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables from the previously sold Raytheon Aircraft Company (Raytheon Aircraft). At September 30, 2012 and December 31, 2011, we had $42 million and $44 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at September 30, 2012 and December 31, 2011:

(In millions)	Sep 30, 2012	Dec 31, 2011
Cash and cash equivalents	$3,032	$4,000
Working capital	3,592	3,179
Amount available under credit facilities	1,398	1,397

The decrease of $968 million in cash and cash equivalents at September 30, 2012 compared to December 31, 2011 was primarily due to repurchases of our common stock, investments in marketable securities, and dividends paid during the year, as described below.

Operating Activities

	Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011
Net cash provided by (used in) operating activities from continuing operations	$963	$816
Net cash provided by (used in) operating activities	969	789

The $147 million net increase in cash from operating activities from continuing operations in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower required pension contributions, offset by the related tax impact.

Tax Payments—In the first nine months of 2012, we made $672 million in federal and net foreign tax payments and $75 million in net state tax payments. In the first nine months of 2011, we received federal tax refunds totaling $104 million, including the refund relating to the 2011 Tax Settlement, and made $485 million in federal and net foreign tax payments and $43 million in net state tax payments. With the passage of the Surface Transportation Extension Act, which is also referred to as the Moving Ahead for Progress in the 21st Century Act (STE Act), described below, we now expect full year net federal and foreign tax payments to be approximately $950 million in 2012 compared to approximately $425 million in 2011.

Pension Plan Contributions—We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. In July 2012, the STE Act was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision adjusts interest rates used to determine pension funding under the PPA so that they are within a floor and cap, or "corridor," based on the 25-year average of corporate bond rates. Beginning in 2012, interest rates must be between 90% and 110% of the 25-year rate, with a 5% increase in this corridor for each year from 2013–2016, resulting in a gradual phase-out of the provision. The provision reduced our cash funding requirements in 2012 by approximately $450 million before an estimated tax impact of $275 million ($175 million after tax). Funding requirements for future periods will be based on actual asset performance and future interest rates. Pension assets and liabilities are valued annually at December 31 for purposes of determining funded status and future year for FAS expense, CAS expense and cash funding requirements.

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
We made the following required contributions to our pension plans during the first nine months of 2012 and 2011:

	Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011
Required contributions	$698	$1,060

With the passage of the STE Act, discussed above, we now expect to make required contributions to our pension and other postretirement benefit plans of $750 million in 2012. Although we did not make any discretionary contributions to our pension plans during the first nine months of 2012 and 2011, we may periodically evaluate whether to make discretionary contributions. Effective January 1, 2011, we are subject to the funding requirements under the PPA, which requires us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. Due to the differences in requirements and calculation methodologies, our FAS pension expense or income is not indicative of the funding requirement or amount of government recovery. Additionally, the recognition of pension costs for government contractors under the CAS rules is required to be harmonized with the PPA.

Other postretirement benefit plan payments were $13 million in the first nine months of 2012 and the first nine months of 2011.

We made interest payments on our outstanding debt of $166 million and $150 million in first nine months of 2012 and first nine months of 2011, respectively.

Investing Activities

	Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011
Net cash provided by (used in) investing activities from continuing operations	$(833)	$(821)
Net cash provided by (used in) investing activities	(833)	(795)

The net cash used in investing activities in the first nine months of 2012 remained relatively consistent compared to the first nine months of 2011.

Additions to property, plant and equipment and capitalized internal-use software—Additions to property, plant and equipment and capitalized internal-use software were as follows:

	Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011
Additions to property, plant and equipment	$204	$197
Additions to capitalized internal-use software	60	74

We expect our property, plant and equipment and internal-use software expenditures to be approximately $342 million and $98 million, respectively, in 2012, consistent with the anticipated requirements of our business and for specific investments including program capital assets and facility improvements.

Short-term investments activity—Activity related to short-term investments was as follows:

	Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011
Purchases of short-term investments	$831	$—
Sales of short-term investments	150	—
Maturities of short-term investments	75	—

We invest in marketable securities in accordance with our short-term investment policy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. During the first nine months of 2012, we made purchases of short-term investments, comprised of highly rated bank certificates of deposit, of $831 million, while sales of short-term investments amounted to $150 million and maturities of short-term investments amounted to $75 million. As of September 30, 2012, our short-term investments had an average maturity of approximately six months.

Acquisitions—In pursuing our business strategies, we acquire and invest in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. Payments for purchases of acquired companies, net of cash acquired were as follows:

	Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011
Payments for purchases of acquired companies, net of cash received	$7	$551
In the first nine months of 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST), and substantially all the assets of Ktech Corporation (Ktech) for a combined $551 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. The acquisition of RAST is part of our strategy to extend and enhance our SAS offerings related to certain classified and Department of Defense markets, while the acquisition of Ktech is part of our strategy to extend and enhance our MS offerings. In connection with these acquisitions, in the first nine months of 2011, we recorded a combined $422 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, and a combined $97 million of intangible assets, primarily related to contractual relationships, license agreements and trade names with a weighted average life of seven years.

Financing Activities

	Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011
Net cash (used in) provided by financing activities	$(1,104)	$(1,227)

We have used cash provided by operating activities as our primary source for the payment of dividends and the repurchase of our common stock. The change in net cash used in financing activities of $123 million in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the change in the amount of stock repurchased described below.

Stock Repurchases—Information on repurchases of our common stock under our share repurchase programs was as follows:

	Nine Months Ended
(In millions)	Sep 30, 2012	Oct 2, 2011
Amount of stock repurchased	$725	$937
Shares of stock repurchased	14.1	20.1

In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At September 30, 2012, we had approximately $1.4 billion available under this repurchase program. All previous programs have been completed as of September 30, 2012. Share repurchases will take place from time to time at management's discretion depending on market conditions.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Nine Months Ended
(In millions, except per share amounts)	Sep 30, 2012	Oct 2, 2011
Cash dividends per share	$1.50	$1.29
Total dividends paid	478	440
In March 2012, our Board of Directors authorized a 16% increase to our annual dividend payout rate from $1.72 to $2.00 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $4.6 billion at September 30, 2012 and December 31, 2011. Our outstanding debt bears contractual interest at fixed interest rates ranging from 1.4% to 7.2% and matures at various dates from 2014 through 2041.

Cash and Cash Equivalents and Short-Term Investments—Cash and cash equivalents and short-term investments were $3.6 billion and $4.0 billion at September 30, 2012 and December 31, 2011, respectively. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1, and commercial paper of corporations with a minimum long-term debt rating of A+ or A1 and minimum short-term debt rating of A-1 and P-1. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $560 million and $450 million at September 30, 2012 and December 31, 2011, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016, replacing the previous $500 million and $1 billion credit facilities, both scheduled to mature in November 2012.

Under the $1.4 billion credit facility, we can borrow, issue letters of credit, and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at September 30, 2012, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly-rated lenders, each committing no more than 10% of the facility. As of September 30, 2012 and December 31, 2011, there were no borrowings outstanding under this credit facility. However, we had $2 million and $3 million of outstanding letters of credit at September 30, 2012 and December 31, 2011, respectively, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the nine months ended September 30, 2012 and full year 2011. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility was 33.3% and 35.6% at September 30, 2012 and December 31, 2011, respectively. We are providing this ratio, which is a financial covenant under our credit facility, as this metric is used by our lenders to monitor the Company's leverage and is also a threshold that limits our ability to utilize this facility.

Certain of our foreign subsidiaries maintain revolving bank lines of credit to provide them with a limited amount of short-term liquidity. Other uncommitted bank lines totaled approximately $2 million at September 30, 2012 and December 31, 2011. There were no amounts outstanding under these lines of credit at September 30, 2012 and December 31, 2011. Compensating balance arrangements are not material.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of September 30, 2012 to our short and long-term senior unsecured debt:

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

(In millions, except percentages)	Sep 30, 2012	Dec 31, 2011
Total remediation costs—undiscounted	$209	$227
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$140	$152
Recoverable portion	94	105
We also lease certain government-owned properties and generally are not liable for remediation of preexisting environmental contamination at these sites; as a result, we generally do not reflect the provision for these costs in our consolidated financial statements.

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

Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2023. Additional guarantees of project performance for which there are no stated values also remain outstanding. The stated values outstanding at September 30, 2012 and December 31, 2011 were as follows:

(In millions)	Sep 30, 2012	Dec 31, 2011
Guarantees	$253	$256
Letters of credit	1,255	1,275
Surety bonds	241	233

Included in guarantees and letters of credit were $106 million and $220 million, respectively, at September 30, 2012, and $109 million and $240 million, respectively, at December 31, 2011, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. Although we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, or meet project performance or other contractual obligations described above. At September 30, 2012, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 30, 2012. At September 30, 2012 and December 31, 2011, we had an estimated liability of $4 million and $6 million, respectively, related to guarantees and letters of credit.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to Network Centric Systems’ System for the Vigilance of the Amazon program. Loan repayments by the Brazilian Government were current at September 30, 2012.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 30, 2012, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring the contractor to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary country-by-country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

As a government contractor, we are subject to many levels of audit and investigation by the U.S. Government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the Department of Defense and other departments and agencies, the Government Accountability Office, the Department of Justice and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the Department of Justice has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and the International Traffic in Arms Regulations) may also be investigated or audited. Other than as specifically disclosed herein, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate. After the close of the quarter, the Company learned of allegations claiming the Company may have violated certain government procurement regulations and related statutes. We are reviewing the allegations, but at this time are unable reasonably to determine whether the allegations have any merit. However, we currently do not believe that this matter will have a material impact, and we are confident that we have appropriate processes, procedures and controls in place to comply with the government procurement regulations and related statutes.

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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which began live operations in May 2009 and had been operating successfully and providing actionable information through at least April 2011 when RSL's exit obligations ended. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $565 million based on foreign exchange rates as of September 30, 2012) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
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
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $807 million based on foreign exchange rates as of September 30, 2012) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $670 million based on foreign exchange rates as of September 30, 2012). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at September 30, 2012 and December 31, 2011. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently believe it is not probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings are scheduled to commence in the fourth quarter of 2012 and we expect to have a decision in 2013.
On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2005 and 2004 incurred costs at our Space and Airborne Systems (SAS) business. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and intend to litigate the issues. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

Accounting Standards
New pronouncements issued but not effective until after September 30, 2012 are not expected to have a material impact on our financial position, results of operations or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market exposures are to interest rates and foreign exchange rates.

We generally supplement our working capital requirements with a combination of variable-rate short-term and fixed-rate long-

term financing. We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments and payments to vendors and customer receipts. We may enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements. The market-risk sensitive instruments we use for hedging are entered into with commercial and investment banks and are directly related to a particular asset, liability or transaction for which a firm commitment is in place.

The following tables provide information at September 30, 2012 and December 31, 2011 about our market risk exposure associated with changing interest and exchange rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at September 30, 2012 and December 31, 2011.

As of September 30, 2012 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)
Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$575	$400	$—	$3,683	$4,658	$5,460
Average interest rate	—%	—%	1.400%	1.625%	—%	4.932%	4.212%

As of December 31, 2011 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)
Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$575	$400	$—	$3,683	$4,658	$5,121
Average interest rate	—%	—%	1.400%	1.625%	—%	4.932%	4.212%
In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $822 million and $941 million at September 30, 2012 and December 31, 2011, respectively.
For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $17 million and $12 million were included in other assets, net, and unrealized losses of $16 million and $22 million were included in other accrued expenses at September 30, 2012 and December 31, 2011, respectively.
Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At September 30, 2012, we had short-term investments with a fair value of $614 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is de minimis due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of September 30, 2012.
Conclusion of Evaluation—Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012 were effective.
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

Changes in Internal Control Over Financial Reporting—During the third quarter of 2012, our Integrated Defense Systems segment implemented our global manufacturing planning and control software.
There were no other changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

On August 18, 2010, the U.K. Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted claims in the arbitration for damages and clawback of previous payments of approximately £415 million (approximately $670 million based on foreign exchange rates as of September 30, 2012) excluding any credit for capability delivered or draw on the letters of credit. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $807 million based on foreign exchange rates as of September 30, 2012) against the UKBA for the collection of receivables and damages.

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

Additional information regarding arbitration with the UKBA is contained in “Commitments and Contingencies” within Part I, Item 2 and Note 9: "Commitments and Contingencies" within Part I, Item 1 of this Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
July (July 2 - July 29, 2012)	174,703	$50.29	—	$1.6	billion
August (July 30 - August 26, 2012)	796,558	55.69	791,200	$1.5	billion
September (August 27 - September 30, 2012)	1,429,283	56.92	1,422,423	$1.4	billion
Total	2,400,544	$56.03	2,213,623

(1)
Includes shares purchased related to treasury activity under our stock plans. Such activity during the third quarter of 2012 includes the surrender by employees of 186,921 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.

(2)
In September 2011, our Board of Directors authorized the repurchase of up to $2 billion of our outstanding common stock. All previous programs have been completed as of September 30, 2012. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

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
October 25, 2012