Form 10-K
period 2012-12-31
RAYTHEON CO/
filed 2013-02-13
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 2012, was approximately $18.7 billion.
The number of shares of Common Stock outstanding as of February 11, 2013 was 326,355,000.
Documents incorporated by reference and made a part of this Form 10-K:
Portions of the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General
Raytheon Company, together with its subsidiaries, is a technology and innovation leader specializing in defense and other government markets throughout the world. We provide state-of-the-art electronics, mission systems integration and other capabilities in the areas of sensing; effects; and command, control, communications and intelligence systems (C3I); as well as a wide range of mission support services. We serve both domestic and international customers, principally as a prime contractor on a broad portfolio of defense and related programs for government customers.

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

The following is a description of each of our business segments. As part of the description, we include a discussion of some of the segment’s notable initiatives and achievements in 2012, such as certain key contract awards, new product introductions and acquisitions. For a discussion of the financial performance of our business segments and other financial information, see pages 48-66 of this Form 10-K.

Integrated Defense Systems (IDS)—IDS, headquartered in Tewksbury, Massachusetts, is a leader in integrated air and missile defense, radar solutions, and naval combat and ship electronic systems. IDS delivers combat-proven performance against the complete spectrum of airborne and ballistic missile threats and is a world leader in the technology, development and production of sensors and mission systems. IDS provides solutions to the U.S. Department of Defense (DoD), its services and agencies, and numerous international customers which represent approximately half of IDS’ business.

In 2012, IDS continued to successfully deliver on orders for international Patriot Air and Missile Defense Systems (Patriot A&MD Systems) and domestic and international air and missile defense radars, and continued to serve as the prime mission systems integrator for all electronic and combat systems of the U.S. Navy's Zumwalt-class destroyer program (DDG 1000). IDS also continued to deliver on orders for airborne low frequency sonars and domestic and international torpedo programs, including maintaining its position as the U.S. Navy's sole production supplier for lightweight torpedoes. The Missile Defense Agency (MDA) and U.S. Air Force awarded IDS a contract for an updated early warning radar (UEWR) to provide targeting data, in addition to early warning of missile launches and space surveillance. IDS also received a further contract from the U.S. Army for engineering services for Patriot A&MD Systems.

IDS has the following principal product lines:

Global Integrated Sensors (GIS)—GIS provides integrated whole-life air and missile defense systems. GIS produces systems and solutions, such as the Joint Land Attack Cruise Missile Defense Elevated Netted Sensor (JLENS), which is a theater-based, advanced sensor system that provides long-endurance, over-the-horizon detection and tracking capabilities required to defeat hostile cruise missiles. GIS also produces Early Warning Radars, such as the Army Navy/Transportable Radar Surveillance-Model 2 (AN/TPY-2), the UEWR family of sensors, and the Sea-based X-band (SBX) radar, which provide threat detection, precision tracking, discrimination and classification of ballistic missile threats. In addition, GIS completed the preliminary design review contract of the Space Fence program, which is designed to detect more and smaller objects in low earth orbit to provide greater accuracy and timeliness to meet warfighter space situational awareness requirements. Key customers include the U.S. Army and Air Force, the MDA, and international customers.

Integrated Air & Missile Defense (IAMD)—IAMD provides combat-proven air and missile defense systems such as the Patriot A&MD System, which serves as the foundation for integrated air and missile defense for the U.S. Army and international partners. The National Advanced Surface-to-Air Missile System (NASAMS), also offered by IAMD, is a highly adaptable mid-range solution for any operational air defense requirement, which is deployed in the U.S. and with international partners. Additionally, IAMD provides the Hawk XXI, an advanced air defense system against low- to medium-altitude air threats with advanced fire control and battle management for the international market. Key customers include the U.S. Army and international customers.

Seapower Capability Systems (SCS)—SCS is a provider and integrator of naval combat management, airborne anti-submarine and mine warfare, and integrated ship systems, as well as sensors, maritime naval navigation systems and torpedoes for U.S. and international navies. SCS is the prime contractor of mission systems equipment for the Navy's DDG 1000 combat system and provides the Ship Self Defense System (SSDS), an open, distributed combat management system for U.S. Navy carriers and amphibious ships. In addition, SCS recently met two critical performance requirements on the Cobra Judy Replacement program, a program for which Raytheon is the prime contractor, and completed the technology demonstrator and preliminary design of the Navy's Air and Missile Defense Radar program (AMDR), a scalable and technologically advanced radar system that is expected to provide the U.S. Navy with significantly increased detection range and powerful discrimination accuracy. Key customers include the U.S. Navy and allied navies.

Intelligence and Information Systems (IIS)—IIS, headquartered in Garland, Texas, is a leader in global intelligence, surveillance and reconnaissance (ISR), advanced cyber solutions, and DoD space, weather and environmental solutions. Approximately half of its business is for classified customers. Key customers include the U.S. Intelligence Community, DoD agencies, the National Oceanic and Atmospheric Administration (NOAA), Department of Homeland Security (DHS), and the National Aeronautics and Space Administration (NASA).

In 2012, IIS was awarded a number of significant classified contracts. IIS recorded major bookings on the U.S. Air Force's Contractor Field Services (CFS) program for all sensors, data links and ground systems in support of the Air Force's U-2 reconnaissance aircraft program. Also in 2012, the Company acquired Teligy, Inc., a privately-held company headquartered in Greer, South Carolina, further extending Raytheon's cybersecurity offerings in wireless communications, vulnerability analysis, reverse engineering and custom kernel software/device driver development. These critical cybersecurity focus areas are among the top priorities of intelligence, defense and commercial organizations worldwide.

IIS has the following principal product lines:

Defense and Civil Mission Solutions (DCMS)—DCMS provides multi-INT ground systems, command and control systems for unmanned aerial vehicles (UAVs), environmental information management systems, and satellite command and control systems. Additionally, DCMS provides large-scale information processing, information integration and visualization systems for intelligence, satellite and space-based programs for DoD customers. Key programs include advanced ground solutions for strategic and tactical ISR missions, including Global Hawk, U-2, and the U.S. Air Force's CFS program. DCMS also provides and develops ground stations for the Joint Polar Satellite System (JPSS) weather observation system and the Global Positioning System Next Generation Operational Control System (GPS OCX).

Enterprise Intelligence Solutions (EIS)—EIS primarily supports classified programs in support of the U.S. Intelligence Community. EIS capabilities include ground systems for Geospatial Intelligence (GEOINT) and Signals Intelligence

(SIGINT) systems, large-scale data processing and exploitation, storage architectures and high performance data handling and processing systems.

Information Security Solutions (ISS)—ISS provides cybersecurity products and end-to-end system solutions to government and critical infrastructure customers worldwide. Through ISS, Raytheon protects mission critical systems against a wide range of internal and external threats. ISS is an industry leader in computer network operations, cross-security domain information sharing, insider threat prevention, and protection at the enterprise and end-user levels, including wireless devices. In addition to expanding within the direct cybersecurity market, Raytheon is leveraging and incorporating the cyber-capabilities within ISS broadly across the Company, embedding information assurance technologies and know-how into our internal company systems and our core solutions and products. ISS provides products, advanced research and high-level cybersecurity solutions to the U.S. Intelligence Community, the DoD, various other federal agencies and Fortune 500 companies.

Mission Operations Solutions (MOS)—MOS provides operations, maintenance, sustainment and systems engineering for civil agencies, the U.S. Intelligence Community and the DoD. MOS' innovative approaches, proven tools and advanced technologies optimize limited resources, achieve operational efficiencies, and enable customer mission success. Core competencies include IT infrastructure, mission systems, facilities management, commercial off-the-shelf (COTS) life cycle management, complex data systems, and domain-specific expertise.

Special Missions and Technologies (SMT)—SMT provides innovative solutions for special missions. It applies advanced technology and special skills to address complex problems for U.S. intelligence and operational commands. SMT solutions enable advanced technical intelligence as well as Human Intelligence (HUMINT), Open Source Intelligence (OSINT), and close access collection. These solutions enable decision makers to plan thoroughly, orchestrate multiple systems toward a single objective, collect large amounts of diverse data, create information and knowledge from that data, and increase the value of intelligence with greater efficiency and effectiveness.

Missile Systems (MS)—MS, headquartered in Tucson, Arizona, is a premier developer and producer of missile systems for the armed forces of the U.S. and other allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting, and netted systems, MS develops and supports a broad range of advanced weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles and directed energy effectors. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA and the armed forces of more than 40 allied nations.

In 2012, MS continued to capture key contract awards from a broad international customer base, including awards of more than $600 million on Paveway™ programs and over $250 million for the Advanced Medium-Range Air-to-Air Missile (AMRAAM) program. MS also secured more than $2.0 billion in Missile Defense contracts, including a $925 million contract from the MDA for the continued development of the Standard Missile-3 (SM-3) Block IIA missile, which is a co-development effort between the U.S. and Japan, and a $636 million Exoatmospheric Kill Vehicle (EKV) development and sustainment contract for the Ground-based Midcourse Defense (GMD) program. MS also completed the first successful flight test of the SM-3 Block IB, which is the cornerstone of phase two of the Administration's Phased Adaptive Approach to global missile defense, and achieved a major milestone in the Small Diameter Bomb II (SDB II) program when it successfully engaged and hit a moving target during a flight test at the White Sands Missile Range. MS also opened a new state-of-the-art all-up-round Standard Missile production facility in Huntsville, Alabama, that will provide final assembly and testing for Raytheon's SM-3 and Standard Missile-6 (SM-6) missiles.

MS has the following principal product lines:

Air Warfare Systems (AWS)—AWS products and services enable the U.S. armed forces and international customers to attack, suppress and destroy air- and ground-based targets. Products include AMRAAM, a state-of-the-art, highly dependable and battle-proven air-to-air missile that also has a surface-to-air launch application; the Tomahawk cruise missile, an advanced surface- or submarine-launched cruise missile with loitering and network communication capability; SDB II, an air-to-ground glide weapon designed to engage moving targets in adverse weather and through battlefield obscurants; Joint Standoff Weapon (JSOW), a family of air-to-ground weapons that employ an integrated GPS/inertial navigation system that guides the weapon to the target; the Paveway™ family of laser- and GPS-guided smart bombs; the AIM-9X Sidewinder short-range air-to-air missile; the Miniature Air-Launched Decoy (MALD®); the High-Speed Anti-

Radiation Missile (HARM) and the HARM Targeting System; the Maverick precision strike missile; and the Griffin, a small lightweight missile that can be employed from aircraft, UAVs, ships or ground launched against light targets.

Air and Missile Defense Systems (AMDS)—AMDS designs, develops, produces and supports air defense, and ballistic missile defense interceptor systems. AMDS' primary customers are the MDA, the U.S. Navy and various international navies around the world. The product line develops, manufactures, and supports the Standard Missile family of weapons with capabilities ranging from anti-air warfare to ballistic missile defense. AMDS is responsible for the first line of ship-defense weapons, including the Standard Missile-2 (SM-2) and the SM-6. AMDS is also responsible for multiple versions of the SM-3, which are core elements of the MDA's Phased Adaptive Approach to global missile defense. AMDS builds and supports the EKV as a sub-contractor to The Boeing Company, which is part of the U.S. ground-based midcourse defense system that defends against ballistic missile attack. The product line is also involved in a number of advanced missile defense concepts that seek to pace the evolving ballistic missile threat.

Naval and Area Mission Defense (NAMD)—NAMD offers a complete family of mission solutions for customers around the world. The NAMD portfolio of products and services provides integrated layered mission protection capability for the navies of more than 30 countries. NAMD provides highly effective layered ship defense across multiple platforms to counter the anti-ship threats of today and tomorrow. NAMD leverages its proven capabilities to provide forward-operating base defense for the U.S. Army, Air Force and Marine Corps. NAMD produces the Phalanx Close-In Weapon System (employed afloat and ashore), the Rolling Airframe Missile (RAM) and Launcher System, the SeaRAM system, and the Evolved Seasparrow/Sparrow family of missiles for layered ship mission protection against air, subsurface and surface cruise / ballistic missile threats. Additionally, NAMD continues to expand its commitment to international cooperative endeavors with strategic international partners to evolve its products and technologies to encompass the full spectrum of threats, including the protection of land bases and high-value infrastructure sites from terrorist threats.

Land Combat—Land Combat develops and provides precision missiles and projectiles to the U.S. Army and Marine Corps and more than 40 allied nations. Land Combat's major programs are the tube-launched optically-tracked wireless-guided (TOW) weapon system, a long-range precision anti-armor/anti-fortification/anti-amphibious-landing weapon system; Javelin, a shoulder-fired fire-and-forget anti-tank weapon; and Excalibur, a GPS-guided artillery round designed to provide indirect precision fire for ground forces.

Advanced Missile Systems (AMS)—AMS focuses on the development and early introduction of next-generation, end-to-end system solutions that support the AWS, NAMD, AMDS and Land Combat product lines. AMS also pursues opportunities in directed energy and adjacent markets, including the development of force protection solutions, non-kinetic weapons (offensive and defensive), high-power microwave/millimeter technologies and applications, space applications, and counterterrorism solutions.

Network Centric Systems (NCS)—NCS, headquartered in McKinney, Texas, leverages the capabilities of the network through communications, sensors, and command and control systems, to develop and produce customer solutions for land combat modernization, international and domestic Air Traffic Management (ATM) and other transportation systems, military and civil communications, and homeland security. NCS key customers include the DoD, the U.S. Federal Aviation Administration (FAA) and other U.S. Government customers, as well as numerous international customers.

In 2012, following its continuing success in providing next-generation Navy Multiband Terminal (NMT) protected satellite communications (SATCOM) systems to the U.S. Navy, NCS was selected by the U.S. Air Force as the alternative developer of the Family of Advanced Beyond-line-of-sight Terminals (FAB-T). Also in 2012, the U.S. Navy moved the NMT SATCOM system to full rate production, ordering additional terminals for ship and shore installation. The FAA awarded NCS the next generation of Wide Area Augmentation System (WAAS) geosynchronous satellite payloads and extended NCS' position in the domestic ATM space with a decision to deploy Raytheon's ATM systems up to 100 domestic airports. NCS was also awarded a contract by the U.S. Army for the development and procurement of a longer range Multi-Function Radio Frequency System (MFRFS) Ku-band Close Combat Tactical Radar sense and warn system for Forward Operating Bases following the performance of Raytheon's shorter range Ka-band systems deployed in Afghanistan. Also in 2012, the Company acquired the Government Solutions business of SafeNet, Inc., a privately-held company, increasing the Company's ability to provide advanced encryption capabilities needed by government and industry customers to protect classified data. The acquired business is headquartered in Torrance, California.

NCS has the following principal product lines:

Command, Control, Communications, Computers and Intelligence (C4I)—C4I develops, delivers and supports complex integrated, networked, actionable combat command and control (C2) solutions for air and land combatant commanders, domestic and international ATM, border, and critical infrastructure protection. C4I includes Thales-Raytheon Systems, LLC which is the U.S. operating subsidiary of the Thales-Raytheon joint venture. C4I is a key provider of ATM solutions internationally through its AutoTrac III product line and surveillance radars, as well as its Standard Terminal Automation Replacement System (STARS) to the DoD and the FAA. Other solutions include the Sentinel air defense and Firefinder weapon locating radar systems used by the U.S. Army and Marine Corps and over 20 allied nations; the Battle Control System (BCS), an air command and control system used by the U.S. Air Force and Canada; and the NATO Air Command and Control System (ACCS).

Combat and Sensing Systems (CSS)—CSS provides integrated ground-based surveillance and target engagement solutions designed to provide a significant advantage to warfighters. CSS delivers advanced combat sensor solutions to all U.S. ground and most allied international forces. CSS provides the U.S. Army with the enhanced Long Range Advanced Scout Surveillance System (eLRAS3), a third-generation, multi-sensor system which provides the ability to detect, identify and geo-locate distant targets, and networked to enable multi-sensor improved accuracy and the MFRFS, a close-combat tactical radar that provides Counter Rocket, Artillery and Mortar (CRAM) Sense and Warn capabilities. CSS is also the single provider of medium and heavy Thermal Weapon Sights (TWS) to the U.S. Army.

Integrated Communications Systems (ICS)—ICS offers wireless, high-bandwidth and secure communication solutions providing mission assurance to customers with satellite, point-to-point and networked communications services that are effective on land, sea, undersea, air and space. ICS serves DoD agencies and many international governments. Solutions include MAINGATE, an interoperable battlefield communications platform that provides a broadband gateway between separate radio systems and the NMT, a single satellite terminal for the U.S. Navy's next generation SATCOM needs and designed for a wide variety of U.S. Navy ship and shore installations.

Advanced Programs (AP)—AP provides a broad range of imaging capabilities, including next-generation X-ray, visible, infrared, and millimeter wave focal plane and scanning arrays for weapons, thermal imaging, earth remote sensing and astronomy applications. AP also includes Raytheon advanced networking and cybersecurity technologies and capabilities and products including Boomerang sniper detection system, a soldier worn sniper alert system and TransTalk, a smartphone application that automatically translates speech into another language. AP is the Defense Advanced Research Project Agency's (DARPA) largest supplier of Cooperative Research and Development. AP also develops advanced concepts for urgent operational needs incorporating next-generation communications, sensing, and command and control solutions.

Space and Airborne Systems (SAS)—SAS, headquartered in El Segundo, California, is a leader in the design and development of integrated systems and solutions for advanced missions, including traditional and non-traditional ISR, precision engagement, unmanned aerial operations, and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides electro-optical/infrared sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, signals intelligence systems, processors, electronic warfare systems and space-qualified systems for civil and military applications. Key customers include the U.S. Navy, Air Force and Army, as well as classified and international customers.

In 2012, SAS was awarded its second contract for low-rate initial production (LRIP) of Active Electronically Scanned Array (AESA) radar systems for the U.S. Air Force's F-15E radar modernization program. SAS also achieved more than one million hours of operational flight of its Advanced Targeting Forward Looking Infrared (ATFLIR) pod on the U.S. Navy's F/A-18 Super Hornet. Additionally, the U.S. Navy awarded SAS a contract to install ALR-67(V)3 radar warning receivers on F/A-18 aircrafts. In surveillance systems, SAS was awarded a Dismount Detection Radar contract to produce four radar pods with ground moving target indication and synthetic aperture technology and a contract to deliver 149 MTS-B Multi-spectral Targeting Systems both for the U.S. Air Force's MQ-9 Reaper unmanned aircraft system (UAS). SAS also successfully demonstrated its new Common Sensor Payload high definition (CSP HD) turret on a flight test on a U.S. Army Gray Eagle UAS.

SAS has the following principal product lines:

Intelligence, Surveillance and Reconnaissance Systems (ISRS)—ISRS designs and manufactures sensor, surveillance and targeting solutions that enable actionable information for strike, persistent surveillance and special mission applications. ISRS provides maritime and overland surveillance radars, terrain following/terrain avoidance radars, and electro-optical/infrared sensors to customers including the DoD, the DHS and international governments. The ISRS portfolio includes the APY-10 radar on the U.S. Navy's P-8A Poseidon, the SeaVue radar on the Predator Guardian UAS, the Multi-Platform Radar Technology Insertion Program (MP-RTIP) for the U.S. Air Force's Block 40 Global Hawk and NATO Alliance Ground Surveillance (AGS) system, the AAS-44(V) forward looking infrared sensor on the U.S. Navy's MH-60 helicopters, the Multi-spectral Targeting System on the U.S. Air Force's Reaper UAS, the DAS-2 on the Army's Gray Eagle UAS, and the ASQ-228 ATFLIR targeting pod on the F/A-18 Hornet and Super Hornets. ISRS also provides the Enhanced Integrated Sensor Suite for the Block 20/30 Global Hawk UAS, which enables the Global Hawk to scan large geographic areas and produce outstanding high-resolution reconnaissance imagery. In addition, ISRS provides integrated solutions for all tiers of airborne intelligence, surveillance and reconnaissance systems, including the dual mode Synthetic Aperture Radar/Moving Target Indicator sensor for the Airborne Standoff Radar (ASTOR) program for the U.K. Ministry of Defence, which enables high-resolution images and the monitoring of hostile forces.

Tactical Airborne Systems (TAS)—TAS designs and manufactures cost-effective, high-performance integrated sensor solutions for tactical and strategic platforms, delivering trusted, actionable information and mission assurance. TAS provides sensors and integrated sensor systems with advanced fire control radars, electronic warfare and processor technologies to customers including the U.S. Navy, Marine Corps, and Air Force and international governments. TAS produces radars using AESA antennas for the U.S. Air Force's F-15 and B-2 aircraft, the U.S. Navy and Royal Australian Air Forces' F/A-18, and the U.S. Navy's EA-18G. TAS also provides electronic warfare systems for strategic and tactical aircraft, helicopters and surface ships. The TAS electronic warfare portfolio includes towed decoys, radar warning receivers, jammers, missile warning sensors and integrated electronic warfare suites. In addition, TAS' advanced airborne processors form the basis of the secure mission computer/signal processing systems on the F-16, F-22 and F-35 aircraft.

Space Systems (SS)—SS designs and manufactures space and space-qualified sensor payloads for large national programs and develops innovative solutions for emerging intelligence, defense and civil space applications. SS provides electro-optical, infrared, radio frequency, radar and laser space-based sensors to customers including branches of the DoD, MDA, NASA, classified customers and international governments. Its major non-classified program is VIIRS, an advanced imaging and radiometric sensor for NASA/NOAA (JPSS) weather/environmental monitoring programs.

Other SAS product lines include Advanced Concepts and Technologies (ACT), Integrated Technology Programs (ITP), and Raytheon Applied Signal Technology (RAST). ACT conducts internal research and development for SAS and contract research and development for customers, including the U.S. Air Force Research Laboratory (ARFL) and DARPA. ITP develops sophisticated GPS systems and anti-jam solutions for many customers, including the U.S. Air Force and Navy, and provides a wide range of state-of-the art product families and engineering services in support of the DoD's need to respond to a dynamic threat environment. RAST provides advanced ISR solutions to enhance global security.

Technical Services (TS)—TS, headquartered in Dulles, Virginia, provides a full spectrum of technical and professional services to defense, federal, international and commercial customers worldwide. It specializes in training, logistics, engineering services and solutions, product and operational support services for the mission support, homeland security, space, civil aviation, counter proliferation and counterterrorism markets. Key customers include all branches of the U.S. Armed Forces, as well as the Department of Homeland Security (DHS), NASA, FAA, Department of State (DOS), Department of Energy (DOE), Defense Threat Reduction Agency (DTRA), international governments and commercial entities.

In 2012, TS continued to successfully deliver integrated training and training support, domestically and internationally, particularly through the U.S. Army's Warfighter Field Operations Customer Support (FOCUS) contract. In addition, the FAA exercised a three-year option to the TS-led Air Traffic Control Optimum Training Solution (ATCOTS) program to continue to maintain and improve air traffic controller training. TS won a number of task orders in support of the DoD's counter-narcoterrorism activities, including the provision of equipment, material and services to the Counter-Narcoterrorism Technology Program Office (CNTPO). TS also won a contract with the U.S. Army for the Engineering and Manufacturing Development (EMD) phase of the Personal Electronics Computer and Display System in support of the Air

Soldier System, the next generation rotary-wing air crew ensemble featuring wearable electronics that enhance life support and tactical capabilities for the dismounted soldier. Additionally, TS won a progression of contracts for engineering development and production of the F-16 Center Pedestal Display Unit and the Helmet Mounted Integrated Targeting (HMIT) System, enhancing situational awareness for the pilot in the aircraft cockpit.

TS has the following principal product lines:

Warfighter Support Services (WSS)—WSS provides training solutions, logistics and engineering support throughout the world conducting integrated operational training through the U.S. Army's Warfighter FOCUS contract with the U.S. Army as well as other customers. The TS-led Warrior Training Alliance performs comprehensive support for live, virtual and constructive training exercises and operations; maintenance for all training and range systems; curriculum development and instruction; management oversight and administration for contractor activities; and supply support for all government-owned property and material.

Mission Support Operations (MSO)—MSO supports systems and products from design to deployment, providing services to the mission support, civil aviation, homeland security and threat reduction markets. MSO offers a range of capabilities including engineering services and solutions, field support, integrated logistics support, training, maintenance, installation and integration services. Key MSO services include training for the air traffic controller community and provision of advanced training simulators, computer and web-based training for the FAA, as well as manufacture, overhaul and equipment repair services primarily for the U.S. Marine Corps Logistics Command through the Secondary Reparables program (SECREPS).

Customized Engineering & Depot Support (CEDS)—CEDS provides full life-cycle support for air, sea and land-based electronics and weapons to domestic and international government customers. Key services include support for the V-22 Osprey aircraft program and podded aircraft reconnaissance systems as well as performing upgrades and integration services and support for the AV-8B, A-10, B-52, F-15, F-16 and F-18 military jet aircrafts, and the HH-60 military helicopter. CEDS also provides computer, data processing and reconnaissance systems for a number of ground-based platforms.

Raytheon Professional Services (RPS)—RPS designs, implements and manages highly complex training solutions that align an organization's training requirements with its core business needs. Using systems engineering practices, RPS applies commercial solutions, processes, tools and training experts to make its training programs available anytime, anywhere. RPS delivers training services to various domestic and international customers including its key customer General Motors.

International Subsidiaries—We conduct the operations and activities of our business segments in certain countries through international subsidiaries, including Raytheon Systems Limited (RSL) for the United Kingdom (U.K.), Raytheon Australia and Raytheon Canada Limited (RCL). RSL designs, develops and manufactures advanced systems for defense and commercial air traffic control customers in the U.K., U.S. and around the world. Programs include ASTOR, a world-class strategic ground surveillance capability, and Shadow, a tactical surveillance platform (both with SAS), and PavewayTM IV, the precision guided bomb (with MS). Raytheon Australia provides mission support and mission systems integration to the Australian Government. Programs include designing, developing, and installing the combat system for the new Air Warfare Destroyer, and supplying in-service engineering support for the Collins Class Submarine (with IDS); providing aerospace related design, integration and lifecycle operations and maintenance services, and management of the Harold E. Holt Naval Communications Station (with TS); and maintaining the Australian Defence Air Traffic System (with NCS). RCL provides persistent surveillance radar (PSR) for air traffic management systems, as well as coastal maritime surveillance high frequency surface wave radar systems (HFSWR) (primarily with NCS).

Sales to the U.S. Government
Our total net sales to the U.S. Government, excluding foreign military sales, were $17.9 billion in 2012, $18.4 billion in 2011 and $19.0 billion in 2010, representing 73%, 74% and 76% of total net sales in 2012, 2011 and 2010, respectively. Foreign military sales through the U.S. Government were $3.2 billion, $3.0 billion and $3.3 billion in 2012, 2011 and 2010, respectively. Our principal U.S. Government customer is the DoD; other U.S. Government customers include Intelligence Community agencies, the Departments of Justice, State and Energy, NASA, Homeland Security and the FAA.

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

U.S. Government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. Government, department-specific regulations that implement or supplement FAR, such as the DoD's Defense Federal Acquisition Regulation Supplement (DFARS), and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor's failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA) and Defense Contract Management Agency (DCMA). These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor's compliance with its internal control systems and policies, including the contractor's accounting, purchasing, property, estimating, earned value management and material management accounting systems. For a discussion of certain risks associated with compliance with U.S. Government contract regulations and requirements, see Item 1A “Risk Factors” of this Form 10-K.

U.S. Government contracts include both cost reimbursement and fixed-price contracts. Cost reimbursement contracts, subject to a contract-ceiling amount in certain cases, provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost plus fixed fee contracts which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost plus incentive fee contracts which provide for increases or decreases in the fee, within specified limits, based upon actual cost results compared to contractual cost targets; and (iii) cost plus award fee contracts which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost reimbursement type contracts, the contractor is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing contracts have been made partially or wholly unallowable for reimbursement by statute, FAR or other regulation. Examples of such costs include charitable contributions, certain merger and acquisition costs, lobbying costs, interest expense and certain litigation defense costs.

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

We are also involved in U.S. Government programs, principally through our IIS and SAS business segments, that are classified by the U.S. Government and cannot be specifically described in this Form 10-K. The operating results of these classified programs are included in the applicable business segment's and our consolidated results of operations. The business risks and considerations associated with these and our international classified programs generally do not differ materially from those of our other programs and products. Total classified sales were 16%, 16% and 14% of total net sales in 2012, 2011 and 2010, respectively.

We are subject to government regulations and contract requirements that may differ from U.S. Government regulation with respect to our sales to non-U.S. customers. See “International Sales” below for more information regarding our sales outside of the U.S. and Item 1A “Risk Factors” for a discussion of the risks associated with international sales.

See “Sales to the U.S. Government” on page 7 of this Form 10-K for information regarding the percentage of our revenues generated from sales to the U.S. Government.

International Sales
Our sales to customers outside the U.S., including foreign military sales through the U.S. Government, were $6.2 billion or 26% of total net sales in 2012, $6.1 billion or 25% of total net sales in 2011, and $5.8 billion or 23% of total net sales in 2010. Foreign military sales through the U.S. Government were $3.2 billion, $3.0 billion and $3.3 billion, in 2012, 2011 and 2010, respectively. International sales were principally in the areas of air and missile defense systems, missile systems, airborne radars, naval systems, air traffic control systems, electronic equipment, computer software and systems, personnel training, equipment maintenance and microwave communications technology, and other products and services permitted under the International Traffic in Arms Regulations (ITAR). Generally, we finance our foreign subsidiary working capital requirements in the applicable countries. Sales and income from international operations and investments are subject to U.S. Government laws, regulations and policies, including the ITAR and the Foreign Corrupt Practices Act (FCPA) and the export laws and regulations described below, as well as foreign government laws, regulations and procurement policies and practices, which may differ from U.S. Government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country. In addition, embargoes, international hostilities and changes in currency values can also impact our international sales. Exchange restrictions imposed by various countries could restrict the transfer of funds between countries and between Raytheon and its subsidiaries. We have acted to protect ourselves against various risks through insurance, foreign exchange contracts, contract provisions, government guarantees and/or progress payments. See revenues derived from external customers and long-lived assets by geographical area set forth in “Note 16: Business Segment Reporting” within Item 8 of this Form 10‑K.

In connection with certain foreign sales, we utilize the services of sales representatives who are paid commissions in return for services rendered.

The export from the U.S. of many of our products may require the issuance of a license by either the U.S. Department of State under the Arms Export Control Act of 1976 (formerly the Foreign Military Sales Act) and its implementing regulations under the ITAR, the U.S. Department of Commerce under the Export Administration Act and its implementing regulations as kept in force by the International Emergency Economic Powers Act of 1977 (IEEPA), and/or the U.S. Department of the Treasury under IEEPA or the Trading with the Enemy Act of 1917. Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain exports of defense equipment and services, the Department of State must notify Congress at least 15-30 days (depending on the identity of the importing country that will utilize the equipment and services) prior to authorizing such exports. During that time, Congress may take action to block or delay a proposed export by joint resolution which is subject to Presidential veto. Additional information regarding the risks associated with our international business is contained in Item 1A “Risk Factors” of this Form 10-K.

Backlog
Our total backlog of orders was $36.2 billion at December 31, 2012 and $35.3 billion at December 31, 2011. Included in total backlog was $28.5 billion and $28.4 billion from the U.S. Government at December 31, 2012 and 2011, respectively. Included in U.S. Government backlog was foreign military sales backlog of $5.4 billion and $6.3 billion at December 31, 2012 and 2011, respectively. Also included in total backlog was direct foreign government backlog and non-government foreign backlog of $6.8 billion and $0.4 billion at December 31, 2012 and $6.1 billion and $0.5 billion at December 31, 2011, respectively. Also included in total backlog was $0.4 billion and $0.3 billion of non-U.S. government domestic backlog at December 31, 2012 and 2011, respectively. Total international backlog including foreign military sales backlog was $12.7 billion or 35% of total backlog at the end of 2012 compared with $13.0 billion or 37% of total backlog at the end of 2011. Approximately $18.1-$18.6 billion of the 2012 year-end backlog is not expected to be filled during the following twelve months. These amounts include both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated or obligated to us). For additional information related to backlog figures, see “Segment Results” within Item 7 of this Form 10-K.

Research and Development
We conduct extensive research and development activities to continually enhance our existing products and services, and develop new products and services to meet our customers’ changing needs and requirements, and address new market opportunities. During 2012 we expended $704 million on research and development efforts and $625 million in both 2011 and 2010. These expenditures principally have been for product development for the U.S. Government, including bid and proposal efforts related to U.S. Government programs. We also conduct funded research and development activities under U.S. Government contracts which are included in total net sales. For additional information related to our research and development activities, see “Note 1: Summary of Significant Accounting Policies” within Item 8 of this Form 10-K.

Raw Materials, Suppliers and Seasonality
We are dependent upon the delivery of materials by suppliers, and the assembly of major components and subsystems by subcontractors used in our products. Some products require relatively scarce raw materials. In addition, we must comply with specific procurement requirements which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, for a variety of reasons, we are dependent on sole-source suppliers. We enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems. We are also dependent on suppliers to provide genuine original equipment manufacturer parts and have a robust set of standardized policies to detect counterfeit material, especially electronic components, throughout our supply chain. We generally have not experienced material difficulties in procuring the necessary raw materials, components and other supplies for our products. We also are subject to rules promulgated by the Securities Exchange Commission (SEC) in 2012 pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act that require public companies to conduct due diligence on and disclose whether certain materials (including tantalum, tin, gold and tungsten), known as conflict minerals, that originate from mines in the Democratic Republic of the Congo or certain adjoining countries, are used in products that we manufacture. The first report is due by May 31, 2014 for the 2013 calendar year and we are implementing appropriate measures to comply with such requirements.

In recent years, our revenues in the second half of the year have generally exceeded revenues in the first half. The timing of new program awards, the availability of U.S. Government funding and product delivery schedules are among the factors affecting the periods in which revenues are recorded. We expect this trend to continue in 2013.

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

Patents and Licenses
We own an intellectual property portfolio which includes many U.S. and foreign patents, as well as unpatented trade secrets and know-how, data, software, trademarks and copyrights, all of which contribute to the preservation of our competitive position in the market. In certain instances, we have augmented our technology base by licensing the proprietary intellectual property of others. We also license our intellectual property to others, including our customers, in certain instances. The U.S. Government has licenses in our patents developed in the performance of U.S. Government contracts, and has the right to use and authorize others to use inventions covered by such patents for U.S. Government purposes. While our intellectual property rights in the aggregate are important to the operation of Raytheon, we do not believe that any particular trade secret, patent, trademark, copyright, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business.

Employment
As of December 31, 2012, we had approximately 67,800 employees. Approximately 8% of our employees are unionized. We consider our union-management relationships to be generally satisfactory.

Environmental Regulation
Our operations are subject to and affected by a variety of international, federal, state and local environmental protection laws and regulations. We have provided for the estimated cost to complete remediation—or, in the case of multi-party sites, our reasonably expected share thereof—where we have determined that it is probable that we will incur such costs in the future in connection with (i) facilities that are now, or were previously, owned or operated by us, (ii) sites where we have been named a Potentially Responsible Party (PRP) by the Environmental Protection Agency (EPA) or similarly designated by other environmental agencies, or (iii) sites where we have been named in a cost recovery or contribution claim by a non-governmental third party. It is difficult to estimate the timing and ultimate amount of environmental cleanup costs to be incurred in the future due to the uncertainties regarding the extent of the required cleanup, the discovery and application of innovative remediation technologies, and the status and interpretation of the laws and regulations.

In order to assess the potential impact on our consolidated financial statements, we estimate the possible remediation costs that we could reasonably incur. Such estimates take into consideration the professional judgment of our environmental professionals and, in most cases, consultations with outside environmental specialists.

If we are ultimately found to have liability at a multi-party site where we have been designated a PRP or have been named in a cost recovery or contribution claim from a non-governmental third party, we expect that the actual costs of remediation will be shared with other liable PRPs. Generally, PRPs that are ultimately determined to be responsible parties are strictly liable for site clean-up and usually agree among themselves to share, on an allocated basis, the costs and expenses for investigation and remediation of hazardous materials. Under existing environmental laws, however, responsible parties are, in most circumstances and jurisdictions, jointly and severally liable and, therefore, potentially liable for the full cost of funding such remediation. In the unlikely event that we are required to fund the entire cost of such remediation, the statutory framework provides that we may pursue rights of contribution from the other PRPs. The amounts we record do not reflect the unlikely event that we would be required to fund the entire cost of such remediation, nor do they reflect the possibility that we may recover some of these environmental costs from insurance policies or from other PRPs. However, a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government.

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

Available Information
Our internet address is www.raytheon.com. We use our Investor Relations website as a routine channel for distribution of important information, including news releases, analyst presentations and financial information. We make available free of charge on or through our Investor Relations website our annual reports and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC filings are also at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. In addition, the SEC also maintains an internet site at www.sec.gov that contains reports, proxy statements and other information regarding registrants that file electronically, including Raytheon.

Additionally, we also make available on or through our website, copies of our key corporate governance documents, including our Governance Principles, Certificate of Incorporation, By-laws and charters for the Audit Committee, Management Development and Compensation Committee, Governance and Nominating Committee, Public Affairs Committee and Special Activities Committee of the Board of Directors and our code of ethics entitled “Code of Conduct”. Raytheon stockholders may request free copies of these documents from our Investor Relations Department by writing to Raytheon Company, Investor Relations, 870 Winter Street, Waltham, MA 02451, or by calling (781) 522-5123 or by sending an email request to invest@raytheon.com.

The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

ITEM 1A. RISK FACTORS

This Form 10-K and the information we are incorporating by reference contain forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, products and services, trends and anticipated financial performance including with respect to our liquidity and capital resources, our backlog, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits and the impact and outcome of audits and legal and administrative proceedings, claims, investigations, commitments and contingencies, as well as information regarding domestic and international defense spending and budgets. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words, or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

We depend on the U.S. Government for a substantial portion of our business and changes in government defense spending could have consequences on our financial position, results of operations and business.

In 2012, U.S. Government sales, excluding foreign military sales, accounted for approximately 73% of our total net sales. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD), as well as a broad range of programs with the Intelligence Community and other departments and agencies. The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events, macroeconomic conditions, and the ability of the U.S. Government to enact relevant legislation, such as appropriations bills and accords on the debt ceiling.

Since fiscal year (FY) 2010, funding for the DoD base budget (excluding funds for overseas operations such as Afghanistan) has essentially flattened and has remained at approximately $530 billion. The long-range defense plans submitted with the FY 2013 budget request indicated a decrease of approximately 1% in the DoD base budget from this level in FY 2013, followed by modest increases thereafter. However, defense spending levels in the future are increasingly difficult to predict due to the overall fiscal constraints of the U.S. Government and the challenges of enacting relevant legislation. In particular, whether funding cuts required under the Budget Control Act of 2011 (BCA) are actually implemented or not will have a significant impact on DoD funding levels in FY 2013 and beyond. Currently, the cuts required by the BCA, unless amended by law, would reduce funding to the DoD by approximately $45 billion in FY 2013 and almost $500 billion over the FY 2013 - FY 2021 period. While the Congress and the Administration have until March 1, 2013 before these cuts are implemented, it is not clear whether there will be an agreement to avert, either fully or in part, these cuts.

Significant changes in defense spending could have long-term consequences for our business, and any such significant changes could have a material adverse effect on our results of operations, financial condition or liquidity. In addition, changes in government priorities, policies and requirements could impact the amount or timing of program funding, which could negatively impact our results of operations, financial condition or liquidity.

In addition, we are involved in programs that are classified by the U.S. Government, principally through our IIS and SAS business segments, which have security requirements that place limits on our ability to discuss our performance on these programs, including any risks, disputes and claims.

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

The funding of U.S. Government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. If appropriations for one of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales under such contract or subcontract. When a formal appropriation bill has not been signed into law before the end of the U.S. Government's fiscal year, which has become more frequent in recent years, Congress may pass a Continuing Resolution (CR) that authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year, but typically does not authorize new spending initiatives, during this period. Appropriations can also be impacted by other budgetary considerations, such as failure to increase the statutory debt ceiling of the U.S. Government. During such period (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and these delays can affect our results of operations during the period of delay. Currently, the U.S. Government is operating under a CR through March 27, 2013. It is unclear whether the CR will be extended or final appropriations bills will be passed by that date.

Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. Government. Examples include the BCA and its sequestration provisions which will, unless amended, significantly reduce appropriations below currently forecasted levels for most federal agencies, including the DoD, and legislation to raise the debt ceiling for the U.S. Government.

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

Government contractors must also comply with specific procurement regulations and other requirements including import and export, security, contract pricing and cost, contract termination and adjustment, audit and product integrity requirements. These requirements, although customary in government contracts, impact our performance and compliance costs. In addition, current U.S. Government budgetary constraints could lead to changes in the procurement environment, including the DoD's initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices such as changes in payment term preferences. If and to the extent such changes occur as a result of these initiatives or otherwise, they could impact our results of operations and liquidity, and could affect whether and, if so, how we pursue certain opportunities and the terms under which we are able to do so.

In addition, failure to comply with the procurement regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, cash withholds on contract payments, and the assessment of penalties and fines, which could negatively impact our results of operations, financial condition or liquidity. Our failure to comply with these regulations and requirements could also lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records and the recording of costs, and foreign corruption. The termination of a government contract as a result of any of these acts could have a negative impact on our results of operations and financial condition and could have a negative impact on our reputation and ability to procure other government contracts in the future.

Our international business is subject to geo-political and economic factors, regulatory requirements and other risks.

Our international business exposes us to geo-political and economic factors, regulatory requirements and other risks associated with doing business in foreign countries. These risks differ from and potentially may be greater than those associated with our domestic business. In 2012, our sales to customers outside the U.S. (including foreign military sales through the U.S. Government) accounted for 26% of our total net sales. Our exposure to such risks may increase if our international business continues to grow as we anticipate.

Our international business is sensitive to changes in the priorities and budgets of international customers, which may be driven by changes in threat environments, geo-political uncertainties, potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties and U.S. foreign policy. Our international sales are subject to U.S. laws, regulations and policies, including the International Traffic in Arms Regulations (ITAR), the Foreign Corrupt Practices Act, and other export laws and regulations. Due to the nature of our products, we must first obtain licenses and authorizations from various U.S. Government agencies before we are permitted to sell our products outside of the U.S. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that certain sales will not be prevented or delayed. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations, financial condition or liquidity.

Our international sales are also subject to local government laws, regulations, and procurement policies and practices which may differ from U.S. Government regulations. These include regulations relating to import-export control, technology transfer, investments, exchange controls and repatriation of earnings. We must also manage a certain degree of exposure to the risk of currency fluctuations. International contract laws, regulations and contractual terms differ from those of the U.S. and may be interpreted differently by foreign courts. Our international contracts may include industrial cooperation agreements requiring specific in-country purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. Our international contracts may also be subject to termination at the customer's convenience or for default based on performance, and may be subject to funding risks. We also are exposed to risks associated with using third party foreign representatives and consultants for international sales and operations, and teaming with international subcontractors, partners and suppliers in connection with international programs. As a result of these factors, we could experience financial penalties, award and funding delays on international programs and could incur losses on such programs which could negatively impact our results of operations, financial condition or liquidity.

Competition within our markets may reduce our revenues and market share.

We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We anticipate increasing competition in our core markets as a result of continued defense industry consolidation, including cross-border consolidation of competition, which has enabled companies to enhance their competitive position and ability to compete against us. We are also facing heightened competition in our domestic and international markets from foreign and multinational firms. In addition, as discussed in more detail above, current U.S. defense spending levels are likely to decline and future spending levels are increasingly difficult to predict. Increased pressure to limit U.S. defense spending and changes in the U.S. Government procurement environment may limit certain future market opportunities. Additionally, some customers, including the DoD, are increasingly turning to commercial contractors, rather than traditional defense contractors, for information technology and other support work. If we are unable to continue to compete successfully against our current or future competitors, we may experience declines in revenues and market share which could negatively impact our results of operations, financial condition or liquidity. In the current competitive environment there may be an increase in bid protests from unsuccessful bidders on new program awards. Generally, a bid protest will delay the start of contract activities, and could result in the award decision being overturned, requiring a re-bid of the contract.

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

To achieve our business strategies and continue to grow our revenues and operating profit, we must successfully develop new or adapt or modify our existing offerings and technologies for our current core defense markets and our future markets, including new growth and emerging markets. Accordingly, our future performance depends on a number of factors, including our ability to:

–	Identify the needs of, and growth opportunities in, new and emerging markets;

–	Identify emerging technological and other trends in our current and future markets;

–	Identify additional uses for our existing technology to address customer needs in our current and future markets;

–	Develop and maintain competitive products and services for our current and future markets;

–	Enhance our offerings by adding innovative features that differentiate our offerings from those of our competitors;

–	Develop and manufacture and bring solutions to market quickly at cost-effective prices; and

–	Effectively structure our businesses, through the use of joint ventures, collaborative agreements and other forms of alliances, to reflect the competitive environment.

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

As a government contractor, we are subject to audits and investigations by U.S. Government agencies including the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), the Inspector General of the DoD and other departments and agencies, the Government Accountability Office, the Department of Justice (DoJ) and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether a contractor’s operations are being conducted in accordance with applicable requirements. The DCAA and DCMA also review the adequacy of and a contractor's compliance with its internal control systems and policies, including the contractor's accounting, purchasing, property, estimating, earned value management and material management accounting systems. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government. In addition, the DoJ has, from time to time, convened grand juries to investigate possible irregularities by us. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

We depend on component availability, subcontractor performance and our key suppliers to manufacture and deliver our products and services.

We are dependent upon the delivery by suppliers of materials and the assembly by subcontractors of major components and subsystems used in our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. Some products require relatively scarce raw materials. We are generally subject to specific procurement requirements, including but not limited to the requirements for genuine original equipment manufacturer parts, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, we may not have readily available alternatives. While we enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. In addition, some of our suppliers or subcontractors, especially smaller entities, may continue to be impacted by volatile global economic conditions, which could impair their ability to meet their obligations to us. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations, financial condition or liquidity.

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

For a complete discussion regarding how our financial statements can be affected by pension and other benefit plan accounting policies, see “Critical Accounting Estimates” beginning on page 34 within Item 7 of this Form 10-K.

We have made, and expect to continue to make, strategic acquisitions and investments, and these activities involve risks and uncertainties.

In pursuing our business strategies, we continually review, evaluate and consider potential investments and acquisitions. In evaluating such transactions, we are required to make difficult judgments regarding the value of business opportunities, technologies and other assets, and the risks and cost of potential liabilities. Furthermore, acquisitions and investments involve certain other risks and uncertainties, including the difficulty in integrating newly-acquired businesses, the challenges in achieving strategic objectives and other benefits expected from acquisitions or investments, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets, and the potential loss of key employees and customers of the acquired businesses.

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

At December 31, 2012, we had goodwill and other intangible assets of approximately $13.4 billion, net of accumulated amortization, which represented approximately 50% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues which adversely affect the value of our goodwill or the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position or results of operations.

We are defendants in a number of litigation matters and are subject to various other claims, demands and investigations. These matters may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our financial condition, results of operations or liquidity.

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

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, threats to physical security, and possible domestic terrorism events. Our information technology networks and related systems are critical to the operation of our business and essential to our ability to successfully perform day-to-day operations. We are also involved with information technology systems for certain customers and other third parties, which generally face similar security threats. Cybersecurity threats in particular, are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches. We believe we have implemented appropriate measures and controls and we have invested in highly skilled IT resources to appropriately identify threats and mitigate potential risks, but there can be no assurance that such actions will be sufficient to prevent disruptions to mission critical systems, the unauthorized release of confidential information or corruption of data. Although we have in the past and will in the future be the subject of such cybersecurity incidents, to date none had a material impact on our financial condition, results of operations or liquidity. Nonetheless, these types of events could disrupt our operations or customer and other third party IT systems in which we are involved. They also could require significant management attention and resources, and could negatively impact our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations or liquidity.

Some of our workforce is represented by labor unions so our business could be harmed in the event of a prolonged work stoppage.

Approximately 5,300 of our employees are unionized, which represents approximately 8% of our employee-base at December 31, 2012. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our results of operations and financial condition.

We may be unable to adequately protect our intellectual property rights, which could affect our ability to compete.

We own many U.S. and foreign patents and patent applications, and have rights in unpatented know-how, data, software, trademarks and copyrights. The U.S. Government has licenses under certain of our patents and certain other intellectual property that are developed or used in performance of government contracts, and it may use or authorize others to use such patents and intellectual property for government and other purposes. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and prevent disclosure of our proprietary information. These measures may not suffice to deter misappropriation or third party development of similar technologies. Moreover, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the remedies available under U.S. law.

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

We are also subject to laws and regulations that: (i) impose requirements for the proper management, treatment, storage and disposal of hazardous substances and wastes; (ii) restrict air and water emissions from our manufacturing operations (including government-owned facilities we manage); and (iii) require maintenance of a safe workplace. These laws and regulations can impose substantial fines and criminal sanctions for violations, and may require the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases.

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

We incur, and expect to continue to incur, capital and operating costs to comply with these laws and regulations. In addition, new laws and regulations, changes in the interpretation and enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up standards could require us to incur costs in the future that would have a negative effect on our financial condition or results of operations.

We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance.

A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies may be untested or unproven. In addition, we may incur significant liabilities that are unique to our products and services, including missile systems, command and control systems, border security systems, and air traffic management systems. In some, but not all, circumstances, we may be entitled to indemnification from our customers, either through contractual provisions, qualification of our products and services by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002, or otherwise. The amount of our insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities, and it is not possible to obtain insurance or indemnification coverage to protect against all operational risks and liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations, financial condition or liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We and our subsidiaries operate in a number of plants, laboratories, warehouses and office facilities in the U.S. and abroad.

As of December 31, 2012, we owned, leased and/or utilized (through operating agreements) approximately 29 million square feet of floor space for manufacturing, engineering, research, administration, sales and warehousing, approximately 93% of which was located in the U.S. Of such total, approximately 47% was owned (or held under a long-term ground lease with ownership of the improvements), approximately 48% was leased, and approximately 5% was made available under facilities contracts for use in the performance of U. S. Government contracts. Of the 29 million square feet of floor space owned, leased and/or utilized by us, approximately 417,218 square feet was leased or subleased to unrelated third parties. In addition to the 29 million square feet, we owned or leased approximately 775,674 square feet of floor space that was vacant.

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

As of December 31, 2012, our business segments had major operations at the following locations:

–	Integrated Defense Systems—Huntsville, AL; San Diego, CA; Andover, MA; Billerica, MA; Sudbury, MA; Tewksbury, MA; Woburn, MA; Maple Lawn, MD; Portsmouth, RI; Keyport, WA; and Kiel, Germany.

–	Intelligence and Information Systems—Aurora, CO; Riverdale, MD; Omaha, NE; State College, PA; Garland, TX; Dulles, VA; Reston, VA; and Springfield, VA.

–	Missile Systems—Huntsville, AL; East Camden, AR; Tucson, AZ; Rancho Cucamonga, CA; Louisville, KY; Albuquerque, NM; and Farmington, NM.

–
Network Centric Systems—Fullerton, CA; Goleta, CA; Largo, FL; Ft. Wayne, IN; Cambridge, MA; Marlboro, MA; Dallas, TX; McKinney, TX; Plano, TX; Richardson, TX; Midland, Ontario, Canada; Waterloo, Ontario, Canada;

Harlow, England; Malaga, Spain; and Glenrothes, Scotland.

–	Space and Airborne Systems—El Segundo, CA; Goleta, CA; Sunnyvale, CA; Forest, MS; Dallas, TX; and McKinney TX.

–	Technical Services—Chula Vista, CA; Orlando, FL; Indianapolis, IN; Burlington, MA; Troy, MI; Dulles, VA; Norfolk, VA; and Canberra, Australia.

–	Corporate and Other—Billerica, MA; Waltham, MA; Garland, TX; Greenville, TX; Plano, TX; Arlington, VA; and Dulles, VA.

A summary of the space owned, leased and/or utilized by us as of December 31, 2012, by business segment is as follows:

	Leased	Owned(1)	Government Owned(2)	Total(3)
Integrated Defense Systems	1,333,934	3,836,194	109,566	5,279,694
Intelligence and Information Systems	2,144,199	776,544	—	2,920,743
Missile Systems	2,774,683	1,204,785	1,226,967	5,206,435
Network Centric Systems	2,272,592	3,337,968	—	5,610,560
Space and Airborne Systems	2,424,043	3,707,677	—	6,131,720
Technical Services	2,491,211	230,538	207,804	2,929,553
Corporate and Other(4)	478,469	441,806	—	920,275
Totals	13,919,131	13,535,512	1,544,337	28,998,980

(1)	Ownership may include either fee ownership of land and improvements or a long-term ground lease with ownership of improvements.

(2)	“Government Owned” means space owned by the U.S. or a foreign government utilized by us pursuant to an operating agreement with the U.S. or a foreign government (GOCO).

(3)	Excludes approximately 775,674 square feet of vacant space, and includes 417,218 square feet of space leased or subleased to unrelated third parties.

(4)	Includes business development, discontinued operations and Raytheon International, Inc.

ITEM 3. LEGAL PROCEEDINGS

We primarily engage in providing products and services under contracts with the U.S. Government and, to a lesser degree, under direct foreign sales contracts, some of which the U.S. Government funds. As a government contractor, we are subject to many levels of audit and investigation by the U.S. Government relating to our contract performance and compliance with applicable rules and regulations. Agencies that oversee contract performance include: the Defense Contract Audit Agency, the Defense Contract Management Agency, the Inspector General of the DoD and other departments and agencies, the Government Accountability Office, the DoJ and Congressional Committees. From time to time, these and other agencies investigate or conduct audits to determine whether our operations are being conducted in accordance with applicable requirements. Such investigations and audits could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, the suspension of government export licenses or the suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and many result in no adverse action against us. Our final allowable incurred costs for each year are also subject to audit and have from time to time resulted in disputes between us and the U.S. Government with litigation resulting at the Court of Federal Claims (COFC) or the Armed Services Board of Contract Appeals (ASBCA) or their related courts of appeals. In addition, the DoJ has, from time to time, convened grand juries to investigate possible irregularities by us. We also provide products and services to customers outside of the U.S. and those sales are subject to local government laws, regulations, and procurement policies and practices. Our compliance with such local government regulations or any applicable U.S. Government regulations (e.g., the Foreign Corrupt Practices Act and ITAR) may also be investigated or audited. Other than as specifically disclosed in this Form 10-K, we do not expect these audits, investigations or disputes to have a material effect on our financial position, results of operations or liquidity, either individually or in the aggregate.

We have completed a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we identified possible areas of concern involving certain practices related to operations in a foreign jurisdiction where we do business. We voluntarily disclosed and shared the results of our review with the SEC and the DoJ. The SEC staff and the DoJ have completed their review of this matter without recommending enforcement action.

On August 18, 2010, the U.K. Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted claims in the arbitration for damages and clawback of previous payments of approximately £415 million (approximately $670 million based on foreign exchange rates as of December 31, 2012) excluding any credit for capability delivered or draw on the letters of credit. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $808 million based on foreign exchange rates as of December 31, 2012) against the UKBA for the collection of receivables and damages.
RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination, and mounting a strong defense to the UKBA's alleged claims for losses and previous payments. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which include the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings commenced in late 2012 and we expect to have a decision in 2013.
Additional information regarding arbitration with the UKBA is contained in “Commitments and Contingencies” within Item 7 and “Note 11: Commitments and Contingencies” within Item 8 of this Form 10-K.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, in the opinion of management, any additional liability arising from them will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below. Each executive officer was elected by our Board of Directors to serve for a term of one year and until his or her successor is elected and qualified or until his or her earlier removal, resignation or death.

Daniel J. Crowley
Mr. Crowley has served as Vice President of Raytheon Company and President of the Network Centric Systems (NCS) business unit since December 2010. From November 2010 to December 2010, he was President of the NCS business unit. Prior to joining Raytheon, Mr. Crowley spent 27 years in various management positions of increasing responsibility at Lockheed Martin Corporation, a global security and information technology company. From June 2010 to November 2010, Mr. Crowley served as chief operating officer of Lockheed Martin Corporation’s Aeronautics business unit and from May 2005 to June 2010, he served as executive vice president and general manager of the F-35 Joint Strike Fighter program. Age 50.

Thomas M. Culligan
Mr. Culligan has served as Senior Vice President of Business Development since March 2001. From 2000 to March 2001, he was Vice President and General Manager of Defense and Space at Honeywell International, Inc. (formerly AlliedSignal, Inc.). From 1994 to 2000, he held various positions at Allied Signal, including Vice President and General Manager, Vice President - Europe, Africa and Middle East - Marketing, Sales and Service, and President of Government Operations. Prior to joining Allied Signal, he held executive positions at McDonnell Douglas Corporation. Age 61.

Lynn A. Dugle
Ms. Dugle has served as Vice President of Raytheon Company and President of the Intelligence and Information Systems (IIS) business unit since January 2009. From June 2008 to December 2008, she was Vice President and Deputy General Manager of the IIS business unit. From April 2004 to June 2008, she served as Vice President, Engineering, Technology and Quality for the Network Centric Systems business unit. Prior to rejoining Raytheon in April 2004, Ms. Dugle held a wide range of officer-level positions with ADC Communications, Inc., a global provider of network infrastructure products and services. Age 53.

Richard A. Goglia
Mr. Goglia has served as Vice President and Treasurer since January 1999. From August 2006 to May 2009, Mr. Goglia also served as Vice President—Corporate Development. Prior to joining Raytheon in March 1997, Mr. Goglia spent 16 years in various financial and management positions at General Electric Company, a diversified technology, media and financial services company, and General Electric Capital Corporation where his last position was Senior Vice President—Corporate Finance. Age 61.

John D. Harris II
Mr. Harris has served as Vice President of Raytheon Company and President of the Technical Services (TS) business unit since March 2010. From May 2005 to May 2010, he was Vice President—Contracts and Supply Chain. From June 2003 to May 2005, Mr. Harris was Vice President of Contracts. From September 2002 to June 2003, Mr. Harris was Vice President of Contracts for Raytheon’s government and defense businesses. From April 2001 to September 2002, he was Vice President of Operations for the former Electronic Systems business unit. Age 51.

Thomas A. Kennedy
Dr. Kennedy has served as Vice President of Raytheon Company and President of the Integrated Defense Systems (IDS) business unit since June 2010. From July 2007 to June 2010, he was Vice President of the Tactical Airborne Systems product line within the Space and Airborne Systems (SAS) business unit, and from May 2003 to July 2007 was Vice President of the Mission System Integration product line within the SAS business unit. Dr. Kennedy joined Raytheon in 1983 and has held positions of increasing responsibility as a new business leader and program manager for several radar and electronic warfare systems development programs. Age 57.

Taylor W. Lawrence
Dr. Lawrence has served as Vice President of Raytheon Company and President of the Missiles Systems (MS) business unit since July 2008. Dr. Lawrence joined Raytheon in April 2006 and until July 2008, he served as Vice President, Engineering, Technology and Mission Assurance. From August 2001 to April 2006, Dr. Lawrence was sector vice president and general manager, C4ISR & Space Sensors Division for Northrop Grumman Electronic Systems. From March 1999 to August 2001, Dr. Lawrence was vice president, Products and Technology for Northrop Grumman’s Systems Development & Technology Division. Before joining Northrop Grumman, Dr. Lawrence served as the staff director for the Select Committee on Intelligence for the U.S. Senate and, previously, as deputy director, Information Systems Office of the Defense Advanced Research Projects Agency. Age 49.

Keith J. Peden
Mr. Peden has served as Senior Vice President—Human Resources since March 2001. From November 1997 to March 2001, Mr. Peden was Vice President and Deputy Director—Human Resources. From April 1993 to November 1997, Mr. Peden was Corporate Director of Benefits and Compensation. Age 62.

Jay B. Stephens
Mr. Stephens has served as Senior Vice President and General Counsel since October 2002. In December 2006, he was also elected as Secretary of the Company. From January 2002 to October 2002, Mr. Stephens served as Associate Attorney General of the United States. From 1997 to 2002, Mr. Stephens was Corporate Vice President and Deputy General Counsel for Honeywell International, Inc. (formerly AlliedSignal, Inc.). From 1993 to 1997, he was a partner in the Washington office of the law firm of Pillsbury, Madison & Sutro (now Pillsbury Winthrop Shaw Pittman LLP). Mr. Stephens served as United States Attorney for the District of Columbia from 1988 to 1993. From 1986 to 1988, he served in the White House as Deputy Counsel to the President. Mr. Stephens currently serves on the Board of the New England Legal Foundation, the Atlantic Legal Foundation, and the National Association of Former United States Attorneys where he also serves as President. Age 66.

William H. Swanson
Mr. Swanson has served as Chairman since January 2004 and as Chief Executive Officer since July 2003. Mr. Swanson joined Raytheon in 1972 and has held increasingly responsible management positions, including: President from July 2002 to May 2004; Executive Vice President of Raytheon Company and President of Raytheon’s Electronic Systems business unit from January 2000 to July 2002; Executive Vice President of Raytheon Company and Chairman and CEO of Raytheon Systems Company from January 1998 to January 2000; Executive Vice President of Raytheon Company and General Manager of Raytheon’s Electronic Systems business unit from March 1995 to January 1998; and Senior Vice President and General Manager of the Missile Systems division from August 1990 to March 1995. Mr. Swanson has served on the Board of Directors of NextEra Energy, Inc., a leading clean energy company, since October 2009. Age 64.

David C. Wajsgras
Mr. Wajsgras has served as Senior Vice President and Chief Financial Officer since March 2006. From August 2005 to March 2006, Mr. Wajsgras served as Executive Vice President and Chief Financial Officer of Lear Corporation, an automotive interior systems and components supplier. From January 2002 to August 2005, he served as Senior Vice President and Chief Financial Officer of Lear. Mr. Wajsgras joined Lear in September 1999 as Vice President and Controller. Age 53.

Michael J. Wood
Mr. Wood has served as Vice President and Chief Accounting Officer since October 2006. Prior to joining Raytheon, Mr. Wood held positions of increasing responsibility over a 16-year career at KPMG LLP, an accounting firm, including most recently as an Audit Partner serving various aerospace and defense clients. Age 44.

Richard R. Yuse
Mr. Yuse has served as Vice President of Raytheon Company and President of the Space and Airborne Systems (SAS) business unit since March 2010. From May 2007 to March 2010, he was President of the TS business unit. From March 2007 to May 2007, Mr. Yuse was Vice President and Deputy General Manager of the TS business unit, and from January 2006 to March 2007, he served as Vice President of the Integrated Air Defense product line of the IDS business unit. Mr. Yuse joined Raytheon in 1976 and has held positions of increasing responsibility on a variety of programs ranging from system architecture and design to flight test director and program manager. Age 61.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At February 11, 2013, there were 29,709 record holders of our common stock. Our common stock is traded on the New York Stock Exchange under the symbol “RTN”. For information concerning stock prices and dividends paid during the past two years, see "Note 17: Quarterly Operating Results (Unaudited)" within Item 8 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our equity compensation plans that authorize the issuance of shares of our common stock. This information is provided as of December 31, 2012.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(B) Weighted average exercise price of outstanding options, warrants and rights(2)	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by stockholders	3,621,448	$31.56	8,304,988
Equity compensation plans not approved by stockholders	—	—	—
Total	3,621,448	$31.56	8,304,988

(1)
This amount includes 2,538,461 shares, which is the aggregate of the actual number of shares issued pursuant to the 2010 Long-Term Performance Plan (LTPP) awards and the maximum number of shares that may be issued upon settlement of outstanding 2011 and 2012 LTPP awards, including estimated dividend equivalent amounts. The shares to be issued pursuant to the 2010, 2011 and 2012 LTPP awards will be issued under the Raytheon 2010 Stock Plan (2010 Stock Plan). The material terms of the 2010, 2011 and 2012 LTPP awards are described in more detail in "Note 13: Stock-based Compensation Plans" within Item 8 of this Form 10-K. These awards, which are granted as restricted stock units, may be settled in cash or in stock at the discretion of the Management Development and Compensation Committee.

This amount also includes 194,131 shares that may be issued upon settlement of restricted stock units, generally issued to non-U.S. employees. The shares to be issued in settlement of the restricted stock units will be issued under the 2010 Stock Plan. The awards of restricted stock units generally vest one-third per year on the second, third and fourth anniversaries of the date of grant.

This amount also includes 754,678 shares issuable upon exercise of stock options granted under the Raytheon Company 2001 Stock Plan.

This amount also includes 134,178 shares issuable upon exercise of stock options granted under the Raytheon Company 1995 Stock Option Plan (1995 Stock Option Plan). The 1995 Stock Option Plan expired in March 2005 and no additional options may be granted pursuant to that plan.

(2)
Since restricted stock unit awards do not have an exercise price, the weighted average exercise price does not take into account the 2010, 2011 and 2012 LTPP awards and restricted stock units generally granted to non-U.S. employees.

Stock Performance Graph
The following chart compares the total return on a cumulative basis of $100 invested in our common stock on December 31, 2007 to the Standard & Poor’s (S&P) 500 Stock Index and the S&P Aerospace & Defense Index.

Total Return To Stockholders
(Includes reinvestment of dividends)

	Annual Return Percentage Years ending
Company / Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Raytheon Common Stock	(14.20)	3.62	(8.00)	9.14	23.29
S&P 500 Index	(37.00)	26.46	15.06	2.11	16.00
S&P Aerospace & Defense Index	(36.54)	24.64	15.11	5.28	14.56

	Indexed Returns Years Ending
Company / Index	Base Period 12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Raytheon Common Stock	100	85.80	88.91	81.80	89.27	110.06
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P Aerospace & Defense Index	100	63.46	79.10	91.05	95.85	109.81

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value (in Billions) of Shares that May Yet Be Purchased Under the Plans (2)
October (October 1, 2012-October 28, 2012)	19,099	$55.90	—	$1.4
November (October 29, 2012-November 25, 2012)	1,795,167	55.81	1,791,701	1.3
December (November 26, 2012-December 31, 2012)	7,494	57.51	—	1.3
Total	1,821,760	$55.82	1,791,701

(1)
Includes shares purchased related to activity under our stock plans. Such activity during the fourth quarter of 2012 includes the surrender by employees of 30,059 shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. All previous share repurchase programs have been completed as of December 31, 2012. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

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

FIVE-YEAR STATISTICAL SUMMARY

(In millions, except per share amounts and total employees)	2012	2011	2010	2009	2008
Results of Operations
Total net sales	$24,414	$24,791	$25,150	$24,843	$23,124
Operating income	2,989	2,830	2,613	3,055	2,644
Interest expense, net	192	158	114	115	74
Income from continuing operations	1,901	1,878	1,844	1,981	1,707
Income (loss) from discontinued operations, net of tax	(1)	18	35	(5)	(11)
Net income	1,900	1,896	1,879	1,976	1,696
Net income attributable to Raytheon Company	1,888	1,866	1,840	1,935	1,672
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$5.65	$5.22	$4.79	$4.91	$3.95
Diluted earnings per share attributable to Raytheon Company common stockholders	$5.65	$5.28	$4.88	$4.89	$3.92
Average diluted shares outstanding	334.2	353.6	377.0	395.7	426.5
Financial Position at Year-End
Cash and cash equivalents	$3,188	$4,000	$3,638	$2,642	$2,259
Short-term investments	856	—	—	—	—
Total current assets	9,246	9,309	8,822	7,868	7,417
Property, plant and equipment, net	1,986	2,006	2,003	2,001	2,024
Total assets	26,686	25,854	24,422	23,607	23,134
Total current liabilities	5,902	6,130	5,960	5,523	5,149
Long-term liabilities (excluding debt)	7,863	6,779	4,962	5,816	6,488
Long-term debt	4,731	4,605	3,610	2,329	2,309
Total debt	4,731	4,605	3,610	2,329	2,309
Total equity	8,190	8,340	9,890	9,939	9,188
Cash Flow and Other Information
Net cash provided by (used in) operating activities from continuing operations	$1,951	$2,102	$1,892	$2,699	$1,970
Net cash provided by (used in) investing activities from continuing operations	(1,523)	(1,083)	(535)	(693)	(423)
Net cash provided by (used in) financing activities	(1,246)	(694)	(411)	(1,650)	(1,994)
Bookings	26,504	26,555	24,449	25,058	26,820
Total backlog	36,181	35,312	34,551	36,877	38,884
Dividends declared per share	$2.00	$1.72	$1.50	$1.24	$1.12
Total employees from continuing operations	67,800	71,000	72,400	75,100	72,800

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations are outlined below:

OVERVIEW

Introduction
Raytheon Company develops technologically advanced, integrated products, services and solutions in four core defense markets: sensing; effects; command, control, communications and intelligence (C3I); and mission support, as well as other important markets, such as cybersecurity. We serve both domestic and international customers, as both a prime contractor and subcontractor on a broad portfolio of defense and related programs for primarily government customers.

We operate in six business segments: Integrated Defense Systems (IDS); Intelligence and Information Systems (IIS); Missile Systems (MS); Network Centric Systems (NCS); Space and Airborne Systems (SAS); and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of this Form 10-K.

In this section, we discuss our industry and how certain factors may affect our business, key elements of our strategy, and how our financial performance is assessed and measured by management. Next, we discuss our critical accounting estimates, which are those estimates that are most important to both the reporting of our financial condition and results of operations and require management's subjective judgment. We then review our results of operations for 2012, 2011 and 2010, beginning with an overview of our total company results, followed by a more detailed review of those results by business segment. We also review our financial condition and liquidity including our capital structure and resources, off-balance sheet arrangements, commitments and contingencies, as well as changes in accounting standards, and conclude with a discussion of our exposure to various market risks.

Industry Considerations

Domestic Considerations
The U.S. Government continues to focus on efforts to both stimulate the economy and reduce federal budget deficits in order to address the growing amount of national debt. The Budget Control Act of 2011 (BCA) was enacted as part of the Administration's and Congress' effort to reduce the deficit. The BCA reduces the U.S. Department of Defense's (DoD) base budget (excluding funding for operations in Afghanistan) by $487 billion over the ten-year period from fiscal year (FY)2012 - FY 2021 relative to the long-range defense plans that accompanied the FY 2012 budget request.

The BCA also required Congress to enact legislation by January 15, 2012 that would result in deficit reduction of at least $1.2 trillion, which Congress has not done. Pursuant to the terms of the BCA, as amended by the American Taxpayer Relief Act of 2012, a sequestration is scheduled to commence on March 1, 2013 that would result in a total of nearly $1.2 trillion in reduced funding over the FY 2013 - FY 2021 period. Unless Congress and the Administration agree to amend, delay, or revoke the BCA, the DoD will bear approximately 50% of the cuts, excluding reduced interest payments, under sequestration. DoD officials estimate that such sequestration would reduce funding for the DoD by approximately $45 billion in FY 2013 and nearly $500 billion over the FY 2013 - FY 2021 period, relative to long-term plans provided as part of the DoD's FY 2013 budget request.

Both Administration officials and senior congressional leaders have indicated their desire to avoid sequestration, and agreed to delay the commencement of sequestration from the originally scheduled date of January 2, 2013 until the current date of March 1, 2013. However, it remains uncertain whether sequestration will be averted fully or in part, or delayed further, due to the overall fiscal constraints of the U.S. Government and the difficulty of enacting relevant legislation. As a result, a broad range of potential outcomes for the DoD budget in FY 2013 and future years remains possible at this time, with the specific outcome depending upon decisions and legislation that will need to be agreed upon by the Administration and Congress. In addition, there are potential changes in how sequestration could be implemented that will determine the impacts that may result, and officials in both the Administration and Congress have indicated that the DoD may be given more flexibility than the BCA currently provides. As a result, the specific impact of sequestration, if any, as well as any other potential actions on U.S. Government spending and future DoD budgets and our programs are unknown at this time and we are unable to predict the effect any of the foregoing would have on our future financial performance and outlook. Nonetheless, in the event that sequestration does go into effect, or if other actions are taken to significantly reduce the DoD budget, it is possible that such reductions and related cancellations or delays affecting our existing contracts or programs could have a significant impact on the operating results of our business.

With respect to U.S. defense priorities, the DoD issued strategic guidance in January 2012 regarding its priorities for the next ten years. The DoD guidance identified the primary missions of the U.S. armed forces and the capabilities expected to be critical to future success, including intelligence, surveillance and reconnaissance (ISR), missile defense, electronic warfare, unmanned systems, special operations forces, interoperability with allied forces and cybersecurity. Although the actual impact of implementation of the strategic guidance on the DoD budget and our programs is uncertain, we believe that we continue to be well positioned to support and provide many of these critical and enduring missions and capabilities.

U.S. Government sales, excluding foreign military sales, accounted for 73% of our total net sales in 2012. Our principal U.S. Government customer is the DoD. Although DoD funding has grown substantially since FY 2001, when it was approximately $300 billion, given the current budget environment, future domestic defense spending levels are difficult to predict and may decline over the next several years. A number of additional factors potentially impacting the DoD budget include the following:

–	External threats to our national security, including potential security threats posed by terrorists, emerging nuclear states and other countries;

–	Support for on-going operations overseas, including Afghanistan, which will require funding above and beyond the DoD base budget for their duration;

–	Reductions as a result of sequestration, or lesser reductions as an alternative to sequestration;

–	Disruptions to federal appropriations from default, a government shutdown, or a year-long continuing resolution (CR);

–	Cost-cutting measures implemented by the DoD, such as the “Better Buying Power" initiative, to ensure more efficient use of its resources in order to sufficiently fund its highest priorities;

–
Priorities of the Administration and the Congress, including but not limited to deficit reduction, which could result in changes in the overall DoD budget and various allocations within the DoD budget; and

–	The overall health of the U.S. and world economies and the state of governmental finances.

Congress has not yet made a final appropriation for the DoD for FY 2013. The DoD is scheduled to operate until March 27, 2013 under the terms of a CR. The CR caps funding, on an annualized basis, for the DoD base budget at 0.6% over the FY 2012 approved base budget of $531 billion. However, since the FY 2012 base budget is greater than the Administration's request of $525 billion for FY 2013, we do not expect funding for the CR to exceed the requested amount for FY 2013. The Administration's request for the DoD FY 2013 base budget represents a reduction of 1% from the prior year's approved amount and reflects the constrained budget environment. Although the Administration's long-term plan, published in February 2011, contemplates a modest increase in DoD funding for future years, the results of deficit reduction actions or changes in priorities by the Administration and/or Congress could reduce these projections.

Overseas Contingency Operations (OCO) in Afghanistan (and before they were concluded, in Iraq), have largely been funded apart from the DoD base budget to better maintain visibility and oversight of war costs. Under the CR, OCO funding for FY 2013 is $88 billion. This is lower than the $115 billion enacted for FY 2012 OCO activities, due to reduced operations in Afghanistan and conclusion of operations in Iraq. Looking forward, OCO funding is expected to continue to decline as troops redeploy out of Afghanistan. The request for future OCO funding will be determined on an as-needed basis and will likely be closely correlated to the amount of troops required for each operation. OCO funding has not been a significant source of new orders for Raytheon in the last three years, and is not expected to be so in future years.

Although the uncertainty of funding changes that may result from the BCA, among other factors, makes predicting the DoD budget beyond FY 2013 difficult, we expect the DoD to continue to prioritize and protect the key capabilities required to execute its strategy, including ISR, cybersecurity, missile defense, electronic warfare, unmanned systems, special operations forces and interoperability with allied forces. We believe those priorities are well aligned with our product offerings, technologies, services and capabilities.

With respect to other domestic customers beyond the DoD, we have contracts with a wide range of U.S. Government agencies, including the Department of Justice (DoJ), the Department of State, the Department of Energy, the Intelligence Community, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA), the Department of Homeland Security (DHS) and the National Science Foundation (NSF). Similar to the budget environment for the DoD, we expect the Administration will have to take the spending limits imposed by the BCA into account when determining spending priorities for these agencies. Our relationship with these agencies generally is determined more by specific program requirements than by a direct correlation to the overall funding levels for these agencies; however, further changes in government spending priorities may adversely impact these specific programs. We also have contracts with various state and local government agencies that also are subject to budget constraints and conflicts in spending priorities.

We currently are involved in over 15,000 contracts, with no single contract accounting for more than 5% of our total net sales in 2012. Although we believe our diverse portfolio of programs and capabilities is well suited to a changing defense environment, we face numerous challenges and risks, as discussed above. For more information on the risks and uncertainties that could impact the U.S. Government's demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

International Considerations
In 2012, our sales to customers outside of the U.S. accounted for 26% of our total net sales (including foreign military sales through the U.S. Government). Internationally, the growing threat of additional terrorist activity, cyber threats, emerging nuclear states, long-range missiles and conventional military threats have led to an increase in demand for defense products and services and homeland security solutions. In North Asia, both short- and long-term security concerns are increasing demand for air and missile defense, air/naval modernization, maritime security, homeland security and air traffic management. In the Middle East, threats from state and non-state actors are increasing demand for air and missile defense, air/land/naval force modernization, precision engagement, maritime security, border security, and cybersecurity solutions. In South America, the economic growth in some developing countries is being accompanied by an increase in defense spending. While this region has traditionally been a smaller market for U.S.-based suppliers, it is likely to see above average growth rates in the future. In Europe, nations continue to manage downward pressure on defense spending as their governments grapple with regional economic challenges and reprioritize accordingly. Although these global economic challenges may continue to restrain and even shrink the defense budgets of certain European nations, requirements for advanced air and missile defense capabilities continue to exist in the European market. Overall, we believe many international defense budgets have the potential to grow and to do so at a faster rate than the U.S. defense budget.

International customers have and are expected to continue to adopt defense modernization initiatives similar to the DoD. We believe this trend will continue as many international customers are facing a threat environment that is similar to the U.S. and they are looking for advanced weapons and sensor systems. Alliance members also wish to assure their forces and systems will be interoperable with U.S. and North Atlantic Treaty Organization (NATO) forces. However, international demand is sensitive to changes in the priorities and budgets of international customers and geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. For more information on the risks and uncertainties that could impact international demand for our products and services, see Item 1A “Risk Factors” of this Form 10-K.

Our Strategy and Opportunities
The following are the broad elements of our strategy:

–	Focus on key strategic pursuits, Technology and Mission Assurance, to sustain and grow our position in four core defense markets: Sensing, Effects, C3I and Mission Support;

–	Leverage our domain knowledge in air, land, sea, space and cyber for all markets;

–	Expand international business by building on our relationships and deep market expertise;

–	Continue to be a customer-focused company based on performance, relationships and solutions; and

–	Deliver innovative supply chain solutions to accelerate growth, create competitive advantage and bring valued, global solutions to our customers.

Our Markets
We believe that our broad mix of technologies, domain expertise and key capabilities and our cost-effective, best-value solutions and their alignment with customer needs in our core markets, position us favorably to continue to grow and increase our market share. Our core markets also serve as a solid base from which to expand into growth areas, such as Cybersecurity and key mission areas. We continually explore opportunities to leverage our existing capabilities, or develop or acquire additional ones, to expand into growth markets.

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

Cybersecurity—We continue to enhance our capabilities in the cybersecurity market as well as leverage the capabilities of the twelve cyber acquisitions made since 2007. We are focused on providing cyber capabilities to the Intelligence, DoD and DHS markets as well as embedding information assurance capabilities in our products and our IT infrastructure. In 2012, we acquired Teligy, Inc., which specializes in wireless communications, vulnerability analysis, reverse engineering and custom kernel software/device driver development. Also in 2012, we acquired the Government Solutions business of SafeNet, Inc., which provides encryption products for integration at all levels, and targets high-speed, satellite, networking, data link, voice, key management, and wireless communication markets.

Key Mission Areas—Within our market focus areas, we emphasize our capabilities in key mission areas of enduring importance to our customers. These key mission areas include missile defense, ISR and electronic warfare. In a budget-constrained environment, customers are increasingly seeking cost-effective mission solutions. These solutions can take the form of new electronics or electronic upgrades, but draw on our market focus area capabilities, deep domain expertise and system architecture skills.

International Growth
Because of the breadth of our offerings, our systems integration capability, the value of our solutions and our strong legacy in the international marketplace, we believe that we are well positioned to continue to grow our international business. As discussed under “International Considerations,” we believe demand continues to grow for solutions in air and missile defense, air traffic management, precision engagement, homeland security, naval systems integration and ISR. In addition, as coalition forces increasingly integrate military operations worldwide, we believe that our capabilities in network-enabled operations will continue to be a key discriminator in these markets.

Our international sales, including foreign military sales through the U.S. Government, were $6.2 billion in 2012 and $6.1 billion in 2011, and our international bookings were $6.0 billion in 2012 and $7.7 billion in 2011.

Focus on the Customer and Execution
Our customer focus continues to be a critical part of our strategy—underpinned by a focus on performance, relationships and solutions. Performance means being able to meet customer commitments which is ensured through strong processes, metrics and oversight. We maintain a “process architecture” that spans our six businesses and our broad programs and pursuits. It consists of processes such as Integrated Product Development System (IPDS), which assures consistency of evaluation and execution at each step in a program's life-cycle. It also includes our Achieving Process Excellence (APEX), which is our SAP business system software for accounting, finance and program management; Process Re-Invention Integrating Systems for Manufacturing (PRISM), which is our SAP software for manufacturing operations; Advanced Company Estimating System (ACES) which is our cost proposal system; and Raytheon Enterprise Supplier Assessment (RESA) tool for Supply Chain Management. These processes and systems are linked to an array of front-end and back-end metrics. With this structure, we are able to track results and be alerted to potential issues through numerous oversight mechanisms, including operating reviews and annual operating plan reviews.

We are also continuing to build strong customer relationships by working with them as partners and including them on Raytheon Six SigmaTM teams to jointly improve their programs and processes. We are increasingly focused on responding to our customers' changing requirements with rapid and effective solutions to real-world problems. In recognition of our customers' constraints and priorities, we also continue to drive various cost reductions across the Company by continuing to focus on improving productivity and strong execution throughout our programs. We have worked to reduce costs across the Company, improve efficiencies in our production facilities, and continue to increase value through Raytheon Six SigmaTM, the implementation of lean processes, reduced cycle times and strategic supply chain initiatives in addition to other initiatives.

FINANCIAL SUMMARY
We use the following key financial performance measures to manage our business on a consolidated basis and by business segment, and to monitor and assess our results of operations:

–	Bookings—a forward-looking metric that measures the value of new contracts awarded to us during the year;

–	Net Sales—a growth metric that measures our revenue for the current year;

–	Operating Income—a measure of our profit from continuing operations for the year, before non-operating expenses, net and taxes; and

–	Operating Margin—a measure of our operating income as a percentage of total net sales.

We also focus on earnings per share (EPS), including Adjusted EPS, and measures to assess our cash generation and the efficiency and effectiveness of our use of capital, such as free cash flow (FCF) and return on invested capital (ROIC).

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

Bookings were $26.5 billion, $26.6 billion and $24.4 billion in 2012, 2011 and 2010, respectively, resulting in backlog of $36.2 billion, $35.3 billion and $34.6 billion at December 31, 2012, 2011 and 2010, respectively. Backlog represents the dollar value of contracts awarded for which work has not been performed. Backlog generally increases with bookings and generally converts into sales as we incur costs under the related contractual commitments. We therefore discuss changes in backlog, including any significant cancellations, for each of our segments, as we believe such discussion provides an understanding of the awarded but not executed portion of our contracts. As described in Commitments and Contingencies, beginning on page 72, in the second quarter of 2010, Raytheon Systems Limited (RSL) was notified of its termination on the U.K. Border Agency (UKBA) program, which resulted in a net backlog adjustment of $556 million at IIS.

Total net sales were $24.4 billion, $24.8 billion and $25.2 billion in 2012, 2011 and 2010, respectively.

Operating income was $3.0 billion, $2.8 billion and $2.6 billion in 2012, 2011 and 2010, respectively. Operating margin was 12.2%, 11.4% and 10.4% in 2012, 2011 and 2010, respectively. Included in operating income was the FAS/CAS Adjustment, described below in Critical Accounting Estimates, of $255 million, $337 million and $187 million of expense in 2012, 2011 and 2010, respectively.

Operating cash flow from continuing operations was $2.0 billion, $2.1 billion and $1.9 billion in 2012, 2011 and 2010, respectively.

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

Revenue Recognition
We determine the appropriate method by which we recognize revenue by analyzing the type, terms and conditions of each contract or arrangement entered into with our customers. The significant estimates we make in recognizing revenue for the types of revenue-generating activities in which we are involved are described below. We classify contract revenues as product or service according to the predominant attributes of the relevant underlying contracts unless the contract can clearly be split between product and service. We define service revenue as revenue from activities that are not associated with the design, development or production of tangible assets, the delivery of software code or a specific capability. Our services sales are primarily related to our TS business segment.

Percentage-of-Completion Accounting—We use the percentage-of-completion accounting method to account for our long-term contracts associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, such as certain cost-plus service contracts. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. Our analysis of these contracts also contemplates whether contracts should be combined or segmented in accordance with the applicable criteria under GAAP. We combine closely related contracts when all the applicable criteria under GAAP are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Similarly, we may segment a project, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria under GAAP are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period.

The selection of the method by which to measure progress towards completion of a contract requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our long-

term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contract. Contract costs include labor, material and subcontracting costs, as well as an allocation of indirect costs. Revenues, including estimated fees or profits, are recorded as costs are incurred. Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion (the process for which we describe below in more detail) is complex and subject to many variables. Incentive and award fees generally are awarded at the discretion of the customer or upon achievement of certain program milestones or cost targets. Incentive and award fees, as well as penalties related to contract performance, are considered in estimating profit rates. Estimates of award fees are based on actual awards and anticipated performance, which may include the performance of subcontractors or partners depending on the individual contract requirements. Incentive provisions that increase or decrease earnings based solely on a single significant event generally are not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Our claims on contracts are recorded only if it is probable that the claim will result in additional contract revenue and the amounts can be reliably estimated.

We have a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Our operating income included net EAC adjustments resulting from changes in estimates of approximately $613 million, $548 million and $158 million for the years ended December 31, 2012, 2011 and 2010, respectively. These adjustments increased our income from continuing operations attributable to Raytheon Company common stockholders by approximately $398 million ($1.19 per diluted share), $348 million ($0.98 per diluted share), and $75 million ($0.20 per diluted share) for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Revenue Methods—To a much lesser extent, we enter into other types of contracts such as service, commercial, or software and licensing arrangements. Revenue under fixed-price service contracts not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and commercial contracts generally is recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and collectability is reasonably assured. Costs on fixed-price service contracts are expensed as incurred, unless they otherwise qualify for deferral. There were no costs deferred on fixed price service contracts at December 31, 2012 and December 31, 2011. We recognize revenue on contracts to sell software when evidence of an arrangement exists, the software has been delivered and accepted by the customer, the fee is fixed or determinable, and collection is probable. For software arrangements that include multiple elements, including perpetual software licenses and undelivered items (e.g., maintenance and/or services; subscriptions/term licenses), we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (VSOE) of the fair value of the undelivered elements, and recognize revenue on the perpetual license using the residual method. We base VSOE of each element on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, we recognize the entire arrangement fee ratably over the applicable performance period. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Royalty revenue is recognized when earned.

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

Pension and other postretirement benefits costs are allocated to our contracts as allowed costs based upon the U.S. Government Cost Accounting Standards (CAS). The CAS requirements for pension and other postretirement benefit costs differ from the Financial Accounting Standards (FAS) requirements under GAAP. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense to be recoverable under our expected future contract activity, and therefore did not defer any FAS expense for pension and other postretirement benefit plans. This resulted in $255 million, $337 million and $187 million of expense in 2012, 2011 and 2010, respectively, reflected in our results of operations for the difference between CAS and FAS requirements for our pension and other postretirement plans in those years.

Pension and Other Postretirement Benefits Costs
We have pension plans covering the majority of our employees, including certain employees in foreign countries. We must calculate our pension costs under both CAS and FAS requirements under GAAP, and both calculations require judgment. CAS prescribes the allocation to and recovery of pension costs on U.S. Government contracts through the pricing of products and services and the methodology to determine such costs. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both CAS and FAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension cost. In addition, the cash funding requirements for our pension plans are determined under the Employee Retirement Income Security Act of 1974 (ERISA). ERISA funding requirements use a third and different method to determine funding requirements, which is primarily based on the year’s expected service cost and amortization of other previously unfunded liabilities.

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

On December 27, 2011, the CAS Pension Harmonization Rule (CAS Harmonization) was published in the Federal Register. The rule will impact pension costs on contracts beginning in 2013 and is effective for forward pricing purposes for contracts negotiated on or after February 27, 2012. The rule is intended to improve the alignment of the pension cost recovered through contract pricing under CAS and the pension funding requirements under the PPA. The rule shortens the CAS amortization period for gains and losses from 15 to 10 years and requires the use of a discount rate based on high quality corporate bonds to measure liabilities in determining the CAS pension expense. While the change in amortization period is applicable in 2013, there is a transition period for the impact of the change in liability measurement method of 0% in 2013, 25% in 2014, 50% in 2015, 75% in 2016 and 100% in 2017. CAS Harmonization is currently expected to increase pension costs under CAS and is also expected to decrease our FAS/CAS expense primarily in 2014 and beyond due to the liability measurement transition period included in the rule. Since the pension cost increases occur primarily in 2014 and beyond, the impact to our contracts in existence prior to February 27, 2012 was not material. Furthermore, since CAS Harmonization is a mandatory change in cost accounting for government contractors, we may be entitled to an equitable adjustment for some portion of the increase in costs on contracts.

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

The long-term ROA represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payment obligations. We employ a “building block” approach in determining the long-term ROA assumption. Historical markets are studied and long-term relationships between equities and fixed income are assessed. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term ROA assumption is also established giving consideration to investment diversification, rebalancing and active management of the investment portfolio. Also, historical returns are reviewed to assess reasonableness and appropriateness.

The investment policy asset allocation ranges for our domestic pension plans, as set by the Company’s Investment Committee, for the year ended December 31, 2012 were as follows:

Asset Category
U.S. equities	25% - 35%
International equities	15% - 25%
Fixed-income securities	25% - 40%
Cash and cash equivalents	1% - 10%
Private equity and private real estate	3% - 10%
Other (including absolute return funds)	5% - 20%

In validating the 2012 long-term ROA assumption, we reviewed our pension plan asset performance since 1986. Our average actual annual rate of return since 1986 has exceeded our estimated 8.75% assumed return. Based upon these analyses and our internal investing targets, we determined our long-term ROA assumption for our domestic pension plans in 2012 was 8.75%, consistent with our 2011 assumption. Our domestic pension plans’ actual rates of return were approximately 12%, (1)% and 11% for 2012, 2011 and 2010, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses. If we significantly change our long-term investment allocation or strategy, then our long-term ROA assumption could change.

The long-term ROA assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our Pension Benefits plans.

The discount rate represents the interest rate that should be used to determine the present value of future cash flows currently expected to be required to settle the pension and postretirement benefit obligations. The discount rate assumption is determined by using a theoretical bond portfolio model consisting of bonds AA rated or better by Moody’s for which the timing and amount of cash flows approximate the estimated benefit payments for each of our pension plans. The discount rate assumption for our domestic pension plans at December 31, 2012 is 4.15%, which represents a weighted-average discount rate across our plans, compared to the December 31, 2011 discount rate of 5.00% as a result of the bond environment at December 31, 2012.

An increase or decrease of 25 basis points in the long-term ROA and the discount rate assumptions would have had the following approximate impacts on 2012 pension results:

(In millions)
Change in assumption used to determine net periodic benefit cost for the year ended December 31, 2012
Discount rate	$60
Long-term ROA	40
Change in assumption used to determine benefit obligations for the year ended December 31, 2012
Discount rate	$645

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

Other FAS and CAS Considerations—On an annual basis, at December 31, we update our estimate of future FAS and CAS pension expense based upon actual discount rates, asset returns and other actuarial factors. Other variables that can impact the pension plans’ funded status and FAS and CAS expense include demographic experience such as the expected rates of salary increase, retirement age, turnover and mortality. In addition, certain pension plans provide a lump sum benefit that varies based on externally determined interest rates. Assumptions for these variables are set at the beginning of the year, and are based on actual and projected plan experience. In addition, on a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation for both FAS and CAS with final census data from the end of the prior year.

The components of the FAS/CAS Pension Adjustment were as follows:

(In millions)	2012	2011	2010
FAS expense	$(1,093)	$(1,073)	$(896)
CAS expense	838	733	666
FAS/CAS Pension Adjustment	$(255)	$(340)	$(230)

In accordance with both FAS and CAS, a “market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect recent asset gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

The change in the FAS/CAS Pension Adjustment of $85 million in 2012 compared to 2011 was driven by a $105 million increase in our CAS expense, primarily due to the continued recognition of the 2008 negative asset returns.

The change in the FAS/CAS Pension Adjustment of $110 million in 2011 compared to 2010 was primarily driven by a $177 million increase in our FAS expense. The $177 million increase in our FAS expense was driven primarily by the continued recognition of the 2008 losses in the market related value of assets, which had an impact of approximately $200 million. Our CAS expense increased $67 million as a result of actual versus expected asset and liability experience.

For 2013 compared to 2012, we currently expect our FAS expense will increase more than our CAS expense, which will increase the FAS/CAS Pension Adjustment. We expect the FAS/CAS Pension Adjustment to be approximately $289 million of expense driven by the lower discount rate environment and the difference in the recognition period for actual asset gains and losses under FAS and CAS, described above. This expected increase in FAS expense in excess of CAS expense is subject to our annual update, generally planned in the third quarter, of our actuarial estimate of the unfunded benefit obligation for both FAS and CAS for final 2012 census data. After 2013, the FAS/CAS Pension Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2012 and taking into account CAS Harmonization, which increases CAS expense in 2013 and beyond, we would expect after 2013 our FAS/CAS Pension Adjustment expense to decline and ultimately result in FAS/CAS Pension Adjustment income in 2015.

The pension and other postretirement benefit plans’ investments are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in private equity and private real estate funds are estimated at fair market value which primarily utilizes net asset values reported by the investment manager or fund administrator. We review independently appraised values, audited financial statements and additional pricing information to evaluate the net asset values. For the very limited group of securities and other assets for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value. The change in accumulated other comprehensive loss (AOCL) related to pension and other postretirement benefit plans is as follows:

(In millions)	2012	2011	2010
Beginning balance	$(10,776)	$(7,931)	$(7,526)
Amortization of net losses included in net income	950	800	573
Loss arising during the period	(2,225)	(3,645)	(978)
Ending balance	$(12,051)	$(10,776)	$(7,931)

The balance in AOCL related to our pension and other postretirement benefit plans is composed primarily of differences between changes in discount rates, differences between actual and expected asset returns, differences between actual and assumed demographic experience and changes in plan provisions. Changes to our pension and other postretirement benefit obligation as a result of these variables are initially reflected in other comprehensive income. The deferred gains and losses are amortized and included in future pension expense over the average employee service period of approximately 10 years at December 31, 2012. The $2,225 million in 2012 losses arising during the period were driven primarily by the decrease in the discount rate from 5.00% at December 31, 2011 to 4.15% at December 31, 2012, which had an impact of approximately $2.0 billion. The $3,645 million in 2011 losses arising during the period were driven primarily by the decrease in the discount rate from 5.75% at December 31, 2010 to 5.00% at December 31, 2011, which had an impact of approximately $1.7 billion, as well as actual asset returns which were lower than our expected return, which had an impact of approximately $1.5 billion. The $978 million in 2010 losses arising during the period were driven primarily by the decrease in the discount rate from 6.25% at December 31, 2009 to 5.75% at December 31, 2010, which had an impact of approximately $1.0 billion. The historical 25-year average high quality corporate bond rate is approximately 7%. If our pension benefit obligations were valued at the historical average rate, we would expect our pension funded status, on a projected benefit obligation basis, to approximate 100% and the corresponding AOCL to be substantially reduced.

Impairment of Goodwill
We evaluate our goodwill for impairment annually as of the first day of the fourth quarter and in any interim period in which circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business, significant decreases in federal government appropriations or funding for our contracts, or other significant adverse changes in industry or market conditions. No events occurred during the periods presented that indicated the existence of an impairment with respect to our goodwill. We estimate the fair value of our reporting units using a discounted cash flow (DCF) model based on our most recent long-range plan in place at the time of our impairment testing, and compare the estimated fair value of each reporting unit to its net book value, including goodwill. We discount the cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. The weighted-average cost of capital is comprised of the estimated required rate of return on equity, based on publicly available data for peer companies, plus an equity risk premium related to specific company risk factors, and the after-tax rate of return on debt, weighted at the relative values of the estimated debt and equity for the industry. Preparation of forecasts for use in the long-range plan and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. The combined estimated fair value of all of our reporting units from our DCF model resulted in a premium over our market capitalization, commonly referred to as a control premium. We believe our control premium is reasonable based upon historic data of premiums paid on actual transactions within our industry. When available and as appropriate, we also use comparative market multiples to corroborate our DCF model results. There was no indication of goodwill impairment as a result of our 2012 impairment analysis. The fair values of each of our reporting units exceeded their respective net book values, including goodwill. Based on our 2012 impairment analysis, the reporting unit that was closest to impairment had a fair value in excess of net book value, including goodwill, of more than 47%. All other factors being equal, a 10% decrease in expected future cash flows for that reporting unit would result in an excess of fair value over net book value of approximately 30%. Alternatively, all other factors being equal, a 100 basis points increase in the discount rate used in the calculation of the fair value of that reporting unit would result in an excess of fair value over net book value of approximately 25%. If we are required to record an impairment charge in the future, it could materially affect our results of operations.

CONSOLIDATED RESULTS OF OPERATIONS
Selected consolidated results were as follows:

				% of Total Net Sales
(In millions, except percentages and per share data)	2012	2011	2010	2012	2011	2010
Net sales
Products	$20,380	$20,725	$21,363	83.5%	83.6%	84.9%
Services	4,034	4,066	3,787	16.5%	16.4%	15.1%
Total net sales	24,414	24,791	25,150	100.0%	100.0%	100.0%
Operating expenses
Cost of sales
Products	15,712	16,245	17,000	64.4%	65.5%	67.6%
Services	3,380	3,419	3,273	13.8%	13.8%	13.0%
Total cost of sales	19,092	19,664	20,273	78.2%	79.3%	80.6%
Administrative and selling expenses	1,629	1,672	1,639	6.7%	6.7%	6.5%
Research and development expenses	704	625	625	2.9%	2.5%	2.5%
Total operating expenses	21,425	21,961	22,537	87.8%	88.6%	89.6%
Operating income	2,989	2,830	2,613	12.2%	11.4%	10.4%
Non-operating (income) expense, net
Interest expense	201	172	126
Interest income	(9)	(14)	(12)
Other expense (income), net	18	12	65
Total non-operating (income) expense, net	210	170	179
Federal and foreign income taxes	878	782	590
Income from continuing operations	1,901	1,878	1,844
Income (loss) from discontinued operations, net of tax	(1)	18	35
Net income	1,900	1,896	1,879
Less: Net income attributable to noncontrolling interests in subsidiaries	12	30	39
Net income attributable to Raytheon Company	$1,888	$1,866	$1,840
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$5.65	$5.22	$4.79
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders	—	0.05	0.09
Diluted earnings per share attributable to Raytheon Company common stockholders	5.65	5.28	4.88

Total Net Sales
The composition of external net sales by products and services for each segment in 2012 was approximately the following:

External Net Sales by Products and Services (% of segment total external net sales)
	IDS	IIS	MS	NCS	SAS	TS
Products	95%	75%	100%	90%	90%	15%
Services	5%	25%	—%	10%	10%	85%

Total Net Sales - 2012 vs. 2011—The decrease in total net sales of $377 million in 2012 compared to 2011 was primarily due to lower external net sales of $405 million at NCS. The decrease in external net sales at NCS was primarily due to lower net sales on U.S. Army sensor programs driven principally by planned declines in production, on certain radio and communications programs driven principally by reduced customer program requirements, on acoustic sensor systems due to higher 2011 deliveries based on customer demand, on various air traffic control programs due to planned declines in production and on an international command, control, communications, computers and intelligence (C4I) program driven principally by program schedule requirements. The lower net sales at NCS were partially offset by higher net sales on a close combat tactical radar program and an air traffic control program due to planned increases in production.

Products and Services Net Sales - 2012 vs. 2011—The decrease in product net sales of $345 million in 2012 compared to 2011 was primarily due to lower external product net sales of $355 million at NCS. The decrease in external product net sales at NCS was primarily due to the activity on the programs described above. Service net sales in 2012 were relatively consistent with 2011. Included in service net sales in 2012 was higher external service net sales of $115 million at IIS, partially offset by lower external service net sales of $103 million at TS. The increase in external service net sales at IIS was primarily due to higher service net sales on classified programs and on cybersecurity solutions driven by recent acquisitions and increased customer orders. The decrease in external service net sales at TS was primarily due to lower external service net sales on the NSF Polar contract, which was completed in the first quarter of 2012.

Total Net Sales - 2011 vs. 2010—The decrease in total net sales of $359 million in 2011 compared to 2010 was primarily due to lower external net sales of $492 million at IDS, $380 million at NCS and $143 million at TS, partially offset by higher external net sales of $501 million at SAS and $259 million at IIS. The decrease in external net sales at IDS was primarily due to lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy's extension of the program schedule and lower net sales, as planned, on an international Patriot program driven by the completion of scheduled design and certain production efforts. The decrease in external net sales at NCS was primarily due to lower net sales on U.S. Army sensor programs due to a planned decline in production, lower net sales on a combat vehicle sensor program, due to a program restructuring and related termination for convenience, and lower net sales on a U.S. Army radar support program, principally due to the completion of significant upgrade efforts, partially offset by higher net sales on numerous programs, including acoustic sensor system sales and combat vehicle sensor program sales for domestic and international customers. The decrease in external net sales at TS was primarily due to lower net sales on a Defense Threat Reduction Agency (DTRA) program which completed significant efforts at the end of 2010 and lower net sales on training programs, principally domestic training programs supporting the U.S. Army's Warfighter Field Operations Customer Support (FOCUS) activities due to a decrease in customer determined activity levels, partially offset by higher net sales on various depot services operations programs, driven primarily by new contract awards. The increase in external net sales at SAS was primarily due to higher net sales related to Raytheon Applied Signal Technology (RAST), which we acquired in the first quarter of 2011, higher volume on ISR systems programs due to increased bookings over the last few years driven by customer demand for these capabilities, and higher volume, as production work increased, as planned, on an international airborne tactical radar program awarded in the first half of 2010. The increase in external net sales at IIS was primarily due to the difference in net sales from the UKBA program on which RSL was notified of its termination in the second quarter of 2010 (UKBA Program), as described in Commitments and Contingencies, beginning on page 72. Net sales from the UKBA Program in 2011 were higher than 2010 by $240 million, primarily driven by the adjustment recorded in the second quarter of 2010 from a change in our estimated revenue and costs (UKBA Program Adjustment), which negatively impacted sales by $316 million. Also included in the increase in external net sales at IIS was higher net sales on a GPS command, control, and mission capabilities program awarded in the first quarter of 2010, primarily as a result of scheduled design and build efforts.

Products and Services Net Sales - 2011 vs. 2010—The decrease in product net sales of $638 million in 2011 compared to 2010 was primarily due to lower external product net sales of $427 million at NCS, $391 million at IDS and $129 million at MS, partially offset by higher external product net sales of $328 million at SAS. The decrease in external product net sales at IDS and NCS and the increase in external product net sales at SAS were primarily due to the activity in the programs described above. The decrease in external product net sales at MS was primarily due to lower net sales on the Standard Missile-2 (SM-2), Evolved Seasparrow Missile (ESSM) and Standard Missile-3 (SM-3) programs, principally from lower volume driven by scheduled lower production build rates. The decrease in external product net sales at MS was partially offset by higher net sales on the Small Diameter Bomb II (SDB II) and Paveway™ programs, principally from higher volume due to scheduled increases in design and production efforts. The increase in service net sales of $279 million in 2011 compared to 2010 was primarily due to higher external service net sales of $202 million at IIS and $173 million at SAS, partially offset by lower external service net sales of $101 million at IDS. The increase in external service net sales at IIS was primarily due to higher service net sales on classified programs. The increase in external service net sales at SAS was primarily due to increased volume on ISR systems programs and higher service net sales related to RAST. The decrease in external service net sales at IDS was spread across numerous programs with no individual or common significant driver.

Sales to Major Customers—Sales to the DoD were 82%, 82% and 85% of total net sales in 2012, 2011 and 2010, respectively. Sales to the U.S. Government were 86% of total net sales in 2012 and 2011, and 89% of total net sales in 2010. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $3.2 billion, $3.0 billion and $3.3 billion in 2012, 2011 and 2010, respectively. As described above in Industry Considerations, U.S. defense spending levels are difficult to predict due to numerous factors, including U.S. Government budget appropriation decisions and geo-political events and macroeconomic conditions. Total international sales, including foreign military sales through the U.S. Government, were $6.2 billion or 26% of total net sales, $6.1 billion or 25% of total net sales and $5.8 billion or 23% of total net sales in 2012, 2011 and 2010, respectively.

Total Cost of Sales
Cost of sales, for both products and services, consists of labor, material and subcontract costs, as well as related allocated costs. For each of our contracts, we manage the nature and amount of direct costs at the contract level, and manage indirect costs through cost pools as required by government accounting regulations. The estimate of the actual amount of direct costs and indirect costs form the basis for estimating our total costs at completion of the contract.

Total Cost of Sales - 2012 vs. 2011—The decrease in total cost of sales of $572 million in 2012 compared to 2011 was primarily due to decreased external costs of $196 million at NCS and $132 million at TS, and $82 million of lower expense in 2012 compared to 2011 related to the FAS/CAS Adjustment described below in Segment Results. The decrease in external costs at NCS was driven primarily by the activity on the programs described above in Total Net Sales. The decrease in external costs at TS was driven primarily by the activity on the NSF Polar contract described above in Total Net Sales. Included in cost of sales in 2011 was $80 million related to the drawdown by the UKBA on letters of credit provided by RSL (UKBA LOC Adjustment), as described in Commitments and Contingencies, beginning on page 72.

Products and Services Cost of Sales - 2012 vs. 2011—The decrease in products cost of sales of $533 million in 2012 compared to 2011 was primarily due to lower external product cost of sales of $188 million at IIS, $147 million at NCS, and $120 million at SAS. The decrease in external product cost of sales at IIS was driven principally by activity on the UKBA Program, including $80 million related to the UKBA LOC Adjustment in the first quarter of 2011, as described in Commitments and Contingencies beginning on page 72. The decrease in external product cost of sales at NCS was driven principally by the activity on the programs described above in Total Net Sales. The decrease in external product cost of sales at SAS was primarily due to activity on various classified programs. Service cost of sales in 2012 was relatively consistent with 2011. Included in services cost of sales in 2012 was higher external service cost of sales of $107 million at IIS, driven principally by the activity on the programs described above in Total Net Sales, partially offset by lower external service cost of sales of $101 million at TS, driven principally by the activity on the NSF Polar contract described above in Total Net Sales.

Total Cost of Sales - 2011 vs. 2010—The decrease in total cost of sales of $609 million in 2011 compared to 2010 was primarily due to decreased external costs of $479 million at IDS, driven primarily by the activity on the U.S. Navy combat systems program and international Patriot program described above in Total Net Sales, $340 million at NCS, driven primarily by the activity on the U.S. Army sensor programs, combat vehicle sensor program and a U.S. Army radar support program described above in Total Net Sales, partially offset by the activity on numerous other programs, including acoustic sensor system sales and combat vehicle sensor program sales for domestic and international customers described above in Total Net Sales, and $146 million at TS driven primarily by the activity on the DTRA program and training programs described above in Total Net Sales, partially offset by the activity on depot services operation programs described above in Total Net Sales. The decreases in external costs were partially offset by increased external costs of $395 million at SAS driven primarily by the activity on RAST programs, the ISR systems programs, and the international airborne tactical radar program described above in Total Net Sales, and $150 million of higher expense in 2011 compared to 2010 related to the FAS/CAS Adjustment described below in Segment Results. Included in cost of sales in the 2011 was $80 million related to the drawdown by the UKBA on letters of credit provided by RSL (UKBA LOC Adjustment), as described in Commitments and Contingencies, beginning on page 72. Included in cost of sales in 2010 was $79 million related to the UKBA Program Adjustment described above in Total Net Sales.

Products and Services Cost of Sales - 2011 vs. 2010—The decrease in product cost of sales of $755 million in 2011 compared to 2010 was primarily due to lower external product cost of sales of $384 million at IDS and $349 million at NCS, driven principally by the activity on the programs described above, $188 million at IIS, driven primarily by activity on the UKBA Program described above in Total Net Sales and lower external product net sales on various classified programs, and $152 million at MS, driven principally by the activity on the programs described above in Total Net Sales. The decrease in product cost of sales was partially offset by higher external product cost of sales of $266 million at SAS, driven primarily by the activity in the programs described above. The increase in service cost of sales of $146 million in 2011 compared to 2010 was primarily due to higher external service cost of sales of $129 million at SAS, driven principally by the activity on ISR systems programs and RAST described above in Total Net Sales, and $118 million at IIS, driven principally by the activity on classified programs described above in Total Net Sales. The increase in service cost of sales was partially offset by lower external service cost of sales of $95 million at IDS, which was spread across numerous programs with no individual or common significant driver.

Administrative and Selling Expenses
The decrease in administrative and selling expenses of $43 million in 2012 compared to 2011 was primarily due to decreases in marketing and selling expenses of $47 million, $27 million lower of acquisition-related costs for RAST, and a $15 million increase in insurance recovery, net of legal and period expenses, in connection with the UKBA Program dispute and arbitration at IIS, partially offset by an increase of $62 million in state taxes allocated to our contracts.

The increase in administrative and selling expenses of $33 million in 2011 compared to 2010 was primarily due to $62 million of acquisition-related expenses and $35 million of increased marketing and selling costs, the largest increase of which was for opportunities on electronic warfare, airborne radar, NASA and certain classified programs, partially offset by a decrease of $43 million in state taxes allocated to our contracts.

The provision for state income taxes can generally be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $78 million, $16 million and $59 million in 2012, 2011, and 2010, respectively.

Research and Development Expenses
The increase in research and development expenses of $79 million in 2012 compared to 2011 was primarily related to increased bid and proposal expenses due to the timing of various radar, classified, electronic warfare and communications programs.

Research and development expenses remained relatively consistent in 2011 compared to 2010.

Total Operating Expenses
The decrease in total operating expenses of $536 million in 2012 compared to 2011 was primarily due to the decrease in total cost of sales of $572 million, the primary drivers of which are described above in Total Cost of Sales.

The decrease in total operating expenses of $576 million in 2011 compared to 2010 was primarily due to the decrease in total cost of sales of $609 million, the primary drivers of which are described above in Total Cost of Sales, partially offset by the increase in administrative and selling expenses of $33 million, the primary drivers of which are described above in Administrative and Selling Expenses.

Operating Income
The increase in operating income of $159 million in 2012 compared to 2011 was primarily due to the decrease in total operating expenses of $536 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the decrease in total net sales of $377 million, the primary drivers of which are described above in Total Net Sales. Included in the change in operating income were the remaining net EAC adjustments described in Segment Results beginning on page 48.

The increase in operating income of $217 million in 2011 compared to 2010 was primarily due to the decrease in total operating expenses of $576 million, the primary drivers of which are described above in Total Operating Expenses, partially offset by the decrease in total net sales of $359 million, the primary drivers of which are described above in Total Net Sales.

Total Non-Operating (Income) Expense, Net
The increase in total non-operating (income) expense, net of $40 million in 2012 compared to 2011 was primarily due to the $29 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in the fourth quarter of 2012 and $29 million of higher interest expense, principally due to the issuance of $1.0 billion of fixed rate long-term debt in the fourth quarter of 2011, partially offset by a $15 million change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans due to a net gain of $14 million in 2012 compared to a net loss of $1 million in 2011.

The decrease in total non-operating (income) expense, net of $9 million in 2011 compared to 2010 was primarily due to the $73 million pretax charge associated with the make-whole provision on the early repurchase of long-term debt in the fourth quarter of 2010, partially offset by $46 million of higher interest expense, principally due to the issuance of $2.0 billion of fixed rate long-term debt in the fourth quarter of 2010, and an $18 million change in the fair value of investments held in rabbi trusts associated with certain of our non-qualified deferred compensation plans due to a net loss of $1 million in 2011 compared to a net gain of $17 million in 2010.

Federal and Foreign Income Taxes
Our effective tax rate, which is used to determine federal and foreign income tax expense, differs from the U.S. statutory rate due to the following:

	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
Research and development tax credit	—%	(1.0)%	(1.1)%
Tax settlements and refund claims	(0.8)%	(2.6)%	(8.0)%
Domestic manufacturing deduction benefit	(1.9)%	(1.8)%	(1.7)%
Foreign income tax rate differential	0.3%	0.2%	0.8%
Other items, net	(1.0)%	(0.4)%	(0.8)%
Effective tax rate	31.6%	29.4%	24.2%

Our effective tax rate reflects the 35% U.S. statutory rate adjusted for various permanent differences between book and tax reporting. During 2012, we received final approval from the Internal Revenue Service (IRS) and U.S. Congressional Joint Committee on Taxation of IRS Appeals Division settlement for the 2006–2008 IRS examination cycle (2012 Tax Settlement). As a result, all federal income tax audits prior to 2009 are closed. During 2011, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of our Minimum Tax Refund claim for the 2006–2008 IRS examination cycle, which related to items not included in the 2012 Tax Settlement (2011 Tax Settlement). During 2010, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation for a settlement of the 1998-2005 IRS examination cycle (2010 Tax Settlement).

The increase in our effective tax rate of 2.2% in 2012 was primarily due to the difference between the 2011 and 2012 Tax Settlement amounts, which changed the rate by approximately 1.8%. Our effective tax rate in 2011 was 5.2% higher than 2010 primarily due to the difference between the 2010 and 2011 Tax Settlement amounts, which changed the rate by approximately 5.4%.

Our effective tax rate in 2012 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction which decreased the rate by approximately 1.9%, and the 2012 Tax Settlement, which decreased the rate by approximately 0.8%. Our effective tax rate in 2011 was lower than the statutory federal tax rate primarily due to the 2011 Tax Settlement, which decreased the rate by approximately 2.6%, the domestic manufacturing deduction, which decreased the rate by approximately 1.8%, and the U.S. research and development tax credit, which decreased the rate by approximately 1.0%.

Our effective tax rate in 2010 was lower than the U.S. statutory tax rate primarily due to the 2010 Tax Settlement, which decreased the rate by approximately 8.0%, and the domestic manufacturing deduction, which decreased the rate by approximately 1.7%.

The increase in federal and foreign income taxes of $96 million in 2012 compared to 2011 was primarily due to the difference between the 2011 and 2012 Tax Settlement amounts described above and higher income from continuing operations before taxes. The increase in federal and foreign income taxes of $192 million in 2011 compared to 2010 was primarily due to the difference between the 2010 and 2011 Tax Settlement amounts described above and higher income from continuing operations before taxes.

In January 2013, legislation was enacted that included the extension of the research and development tax credit. The legislation retroactively reinstated the research and development tax credit for 2012 and extended it through December 31, 2013, resulting in a total expected benefit of $50 million, approximately $25 million of which is for 2012 and will be recognized in the first quarter of 2013. The remaining benefit relates to 2013 and will be recognized ratably during 2013.

Income from Continuing Operations
Income from continuing operations was $1,901 million, $1,878 million and $1,844 million in 2012, 2011 and 2010, respectively. The increase in income from continuing operations of $23 million in 2012 compared to 2011 was primarily due to the $159 million increase in operating income, described above in Operating Income, partially offset by the $96 million increase in federal and foreign income taxes, related primarily to higher levels of income and the change in the effective tax rate described above in Federal and Foreign Income Taxes and the $40 million increase in total non-operating expenses, net, the primary drivers of which are described above in Total Non-Operating (Income) Expense, Net.

The increase in income from continuing operations of $34 million in 2011 compared to 2010 was primarily due to the $217 million increase in operating income described above in Operating Income and the $9 million decrease in total non-operating expenses, net, the primary drivers of which are described above in Total Non-Operating (Income) Expense, Net, partially offset by the $192 million increase in federal and foreign income taxes, related primarily to higher levels of income and the change in the effective tax rate described above in Federal and Foreign Income Taxes.

Income (loss) from Discontinued Operations, Net of Tax
The decrease in income (loss) from discontinued operations, net of tax, of $19 million in 2012 compared to 2011 was primarily due to $19 million less of income, net of tax, related to our former turbo-prop commuter aircraft portfolio, Raytheon Airline Aviation Services (RAAS), in 2012 compared to 2011.

The decrease in income (loss) from discontinued operations, net of tax, of $17 million in 2011 compared to 2010 was primarily due to the 2010 Tax Settlement, described above, which included an $89 million decrease in tax expense from discontinued operations, primarily related to our previous disposition of Raytheon Engineers and Constructors (RE&C), partially offset by a $39 million, net of the federal tax benefit, excise tax assessment in 2010 related to our previous disposition of Flight Options LLC (Flight Options), described below in Discontinued Operations, and $20 million more of income, net of tax, related to RAAS in 2011 compared to 2010.

Net Income
Net income was $1,900 million, $1,896 million and $1,879 million in 2012, 2011 and 2010, respectively. The increase in net income of $4 million in 2012 compared to 2011 was primarily due to the increase in income from continuing operations of $23 million described above in Income from Continuing Operations, partially offset by the decrease in income (loss) from discontinued operations, net of tax, of $19 million, the primary drivers of which are described above in Income (loss) from Discontinued Operations, Net of Tax.

The increase in net income of $17 million in 2011 compared to 2010 was primarily due to the increase in income from continuing operations of $34 million described above in Income from Continuing Operations, partially offset by the decrease in income (loss) from discontinued operations, net of tax, of $17 million, the primary drivers of which are described above in Income (loss) from Discontinued Operations, Net of Tax.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the years ended 2012, 2011, and 2010 was as follows:

(In millions, except per share amounts)	2012	2011	2010
Income from continuing operations attributable to Raytheon Company	$1,889	$1,848	$1,805
Diluted weighted-average shares outstanding	334.2	353.6	377.0
Diluted EPS from continuing operations attributable to Raytheon Company	$5.65	$5.22	$4.79

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.43 in 2012 compared to 2011 and in 2011 compared to 2010 was primarily due to the decrease in diluted weighted average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity for the years ended 2012, 2011, and 2010 was as follows:

(Shares in millions)	2012	2011	2010
Beginning balance	338.9	359.4	377.9
Warrants exercised	—	3.3	6.7
Stock plans activity	5.8	4.0	4.6
Treasury stock repurchases	(16.6)	(27.8)	(29.8)
Ending balance	328.1	338.9	359.4

Warrants to purchase shares of our common stock, with an exercise price of $37.50 per share, were included in our calculations of diluted EPS at December 31, 2011 and 2010. These warrants expired in June 2011.

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders was a loss of less than $0.01 in 2012, earnings of $0.05 in 2011, and earnings of $0.09 in 2010. The decreases in diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders of $0.05 in 2012 compared to 2011 and $0.04 in 2011 compared to 2010 were primarily due to the activity described above in Income (loss) from Discontinued Operations, Net of Tax.

Diluted EPS Attributable to Raytheon Company Common Stockholders
Diluted EPS attributable to Raytheon Company common stockholders was $5.65 in 2012, $5.28 in 2011 and $4.88 in 2010. The increases in diluted EPS attributable to Raytheon Company common stockholders of $0.37 in 2012 compared to 2011 and $0.40 in 2011 compared to 2010 were primarily due to the decreases in diluted shares, partially offset by the decreases in Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders described above.

Adjusted EPS
Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the EPS impact of the FAS/CAS Adjustment, tax effected at the federal statutory rate of 35% and, from time to time, certain other items. In addition to the FAS/CAS Adjustment, our 2012 Adjusted EPS also excludes the EPS impact of the make-whole provision on the early retirement of debt. In addition to the FAS/CAS Adjustment, our 2011 Adjusted EPS also excludes the EPS impact of the 2011 Tax Settlement, and the UKBA LOC Adjustment tax effected at the 2011 U.K. statutory tax rate of approximately 25%, as described in Commitments and Contingencies, beginning on page 72. In addition to the FAS/CAS Adjustment, our 2010 Adjusted EPS also excludes the EPS impact of the 2010 Tax Settlement, the UKBA Program Adjustment tax effected at the 2010 U.K. statutory rate of approximately 28%, the make-whole provision on the early retirement of debt, all previously described, and the impact of the acceleration of deferred gains related to terminated interest rate swaps on the retired debt. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement benefits costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding. Adjusted EPS was as follows:

	2012	2011	2010
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$5.65	$5.22	$4.79
EPS impact of the FAS/CAS Adjustment	0.50	0.62	0.32
EPS impact of the early retirement of debt charges	0.06	—	0.13
EPS impact of UKBA LOC Adjustment	—	0.17	—
EPS impact of the 2010 and 2011 Tax Settlements	—	(0.17)	(0.45)
EPS impact of the UKBA Program Adjustment	—	—	0.75
EPS impact of the acceleration of deferred gains related to terminated interest rate swaps on retired debt	—	—	(0.03)
Adjusted EPS	$6.21	$5.85	$5.51

SEGMENT RESULTS
We report our results in the following segments: IDS; IIS; MS; NCS; SAS; and TS. The following provides some context for viewing our segment performance through the eyes of management.

Given the nature of our business, bookings, net sales, and operating income (and the related operating margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, and often these measures have significant interrelated effects, as described below. In addition, we disclose and discuss backlog, which represents future sales that we expect to recognize over the remaining contract period, which is generally several years. We also disclose cost of sales and the components of cost of sales within our segment disclosures.

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

Total Net Sales—We generally express changes in net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying amounts of total operating expenses, which are comprised of cost of sales, administrative and selling expenses, and research and development expenses, incurred on individual contracts (i.e., from performance against contractual commitments on our bookings related to engineering, production or service activity). Therefore, we discuss volume changes attributable principally to individual programs unless there is a discrete event (e.g., a major contract termination, natural disaster or major labor strike), or some other unusual item that has a material effect on changes in a segment's volume for a reported period. Due to the nature of our contracts, the amount of costs incurred and related revenues will naturally fluctuate over the lives of our contracts. As a result, in any reporting period, the changes in volume on numerous contracts are likely to be due to normal fluctuations in our engineering, production or service activities.

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

Operating Income (and the related operating margin percentage)—We generally express changes in segment operating income in terms of volume, net changes in EAC adjustments or changes in contract mix and other program performance.

The impact of changes in volume on operating income excludes the impact of net EAC adjustments and the impact of changes in contract mix and other program performance and is calculated based on changes in costs on individual programs at an overall margin for the segment.

Changes in net EAC adjustments typically relate to the current period impact of revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. We have a Company-wide standard and disciplined quarterly EAC process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. Given that we have over 15,000 individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, as discussed above, we have both favorable and unfavorable EAC adjustments. We had the following aggregate EAC adjustments for the periods presented:

EAC Adjustments (In millions)	2012	2011	2010
Gross favorable	$1,026	$1,041	$968
Gross unfavorable	(413)	(493)	(810)
Total net EAC adjustments	$613	$548	$158

There were no significant individual EAC adjustments in 2012. There was one significant individual EAC adjustment in 2011 for the UKBA LOC Adjustment of $80 million and there were two significant individual EAC adjustments in 2010, the UKBA Program Adjustment for $395 million and an NCS EAC adjustment for $28 million, as described more fully beginning on page 58.

The $65 million increase in net EAC adjustments in 2012 compared to 2011 was primarily due to the impact of the UKBA LOC Adjustment described above.

The $390 million increase in net EAC adjustments in 2011 compared to 2010 was primarily due to the impact of the UKBA Program Adjustment described above.

Changes in contract mix and other program performance refer to changes in operating margin due to a change in the relative volume of contracts with higher or lower fee rates such that the overall average margin rate for the segment changes and other drivers of program performance, including margin rate increases or decreases due to EAC adjustments in prior periods. A higher or lower expected fee rate at the initial award of a contract typically correlates to the contract's risk profile, which is often specifically driven by the type of customer and related procurement regulations, the type of contract (e.g., fixed price vs. cost plus), the maturity of the product or service, and the scope of work.

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

Segment financial results were as follows:

Total Net Sales (In millions)	2012	2011	2010
Integrated Defense Systems	$5,037	$4,958	$5,470
Intelligence and Information Systems	3,012	3,015	2,757
Missile Systems	5,693	5,590	5,732
Network Centric Systems	4,058	4,497	4,918
Space and Airborne Systems	5,333	5,255	4,830
Technical Services	3,239	3,353	3,472
Corporate and Eliminations	(1,958)	(1,877)	(2,029)
Total	$24,414	$24,791	$25,150

Operating Income (In millions)	2012	2011	2010
Integrated Defense Systems	$918	$836	$870
Intelligence and Information Systems	247	159	(157)
Missile Systems	719	693	650
Network Centric Systems	495	667	692
Space and Airborne Systems	784	717	676
Technical Services	282	312	297
FAS/CAS Adjustment	(255)	(337)	(187)
Corporate and Eliminations	(201)	(217)	(228)
Total	$2,989	$2,830	$2,613

Bookings (In millions)	2012	2011	2010
Integrated Defense Systems	$4,668	$6,392	$3,269
Intelligence and Information Systems	2,756	3,217	3,709
Missile Systems	7,135	5,948	6,485
Network Centric Systems	4,089	3,632	4,034
Space and Airborne Systems	5,305	4,592	4,321
Technical Services	2,551	2,774	2,631
Total	$26,504	$26,555	$24,449

Included in bookings were international bookings of $5,979 million, $7,692 million and $4,371 million in 2012, 2011 and 2010, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 23%, 29% and 18% of total bookings in 2012, 2011 and 2010, respectively.

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

	Funded Backlog			Total Backlog
Backlog at December 31 (In millions)	2012	2011	2010	2012	2011	2010
Integrated Defense Systems	$7,313	$7,100	$6,433	$9,431	$9,766	$8,473
Intelligence and Information Systems	1,067	829	725	3,989	4,366	4,319
Missile Systems	6,939	6,205	6,385	10,030	8,570	8,212
Network Centric Systems	3,583	3,267	3,740	4,364	4,160	4,912
Space and Airborne Systems	3,409	3,104	3,266	6,031	5,864	5,981
Technical Services	1,736	1,957	2,083	2,336	2,586	2,654
Total	$24,047	$22,462	$22,632	$36,181	$35,312	$34,551

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

Integrated Defense Systems
				% Change
(In millions, except percentages)	2012	2011	2010	2012 compared to 2011	2011 compared to 2010
Total Net Sales	$5,037	$4,958	$5,470	1.6%	(9.4)%
Total Operating Expenses
Cost of sales—labor	1,788	1,813	1,910	(1.4)%	(5.1)%
Cost of sales—materials and subcontractors	1,676	1,613	2,006	3.9%	(19.6)%
Other cost of sales and other operating expenses	655	696	684	(5.9)%	1.8%
Total Operating Expenses	4,119	4,122	4,600	(0.1)%	(10.4)%
Operating Income	$918	$836	$870	9.8%	(3.9)%
Operating Margin	18.2%	16.9%	15.9%

Change in Operating Income (in millions)		Year Ended 2012 Versus Year Ended 2011	Year Ended 2011 Versus Year Ended 2010
Volume		$1	$(73)
Net change in EAC adjustments		—	34
Mix and other performance		81	5
Total Change in Operating Income		$82	$(34)

				% Change
(In millions, except percentages)	2012	2011	2010	2012 compared to 2011	2011 compared to 2010
Bookings	$4,668	$6,392	$3,269	(27.0)%	95.5%
Total Backlog	9,431	9,766	8,473	(3.4)%	15.3%

IDS is a leader in integrated air and missile defense, radar solutions, and naval combat and ship electronic systems. IDS delivers combat-proven performance against the complete spectrum of airborne and ballistic missile threats and is a world leader in the technology, development and production of sensors and mission systems. IDS provides solutions to the U.S. Department of Defense (DoD), its services and agencies, and numerous international customers which represent approximately half of IDS’ business.

Total Net Sales—Total net sales in 2012 were relatively consistent with 2011. Included in total net sales in 2012 was higher net sales of $281 million on an international Patriot program awarded in the second quarter of 2011 as the program transitioned into full production, $194 million on a missile defense radar program for an international customer as the program transitioned into full production, and $155 million on various Patriot programs for an international customer, driven principally by scheduled program production requirements. The increase was partially offset by $210 million of lower net sales from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008, $164 million from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program, and $144 million of lower net sales on various global integrated sensors programs. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

The decrease in total net sales of $512 million in 2011 compared to 2010 was primarily due to $316 million of lower net sales from the scheduled completion of certain design and production phases on a U.S. Navy combat systems program and the deferment of certain work due to the U.S. Navy's extension of the program schedule, and $175 million of lower net sales, as planned, on an international Patriot program driven principally by lower volume due to completion of scheduled design and certain production efforts.

Total Operating Expenses—Total operating expenses in 2012 remained relatively consistent with 2011. The decrease in other cost of sales and other operating expenses of $41 million was primarily due to lower outside service costs due to the scheduled completion of an international global integrated sensors program.

The decrease in total operating expenses of $478 million in 2011 compared to 2010 was primarily due to the decreased volume on a U.S. Navy combat systems program and an international Patriot program for the reasons described above in Total Net Sales. The decrease in materials and subcontractor costs of $393 million was driven primarily by the decreased volume on these programs and the types of costs incurred in the respective periods based on the program requirements and program schedules. The decrease in labor costs of $97 million in 2011 compared to 2010 was primarily due to lower net sales on numerous missile defense programs, driven principally by lower volume due to the completion of scheduled program design, development and production efforts, and decreased volume on a U.S. Navy combat systems program for the reasons described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $82 million in 2012 compared to 2011 was primarily due to a change in mix and other performance of $81 million, principally driven by increased activity on certain international Patriot programs. The increase in operating margin in 2012 compared to 2011 was primarily due to the change in mix and other performance.

The decrease in operating income of $34 million in 2011 compared to 2010 was primarily due to decreased volume of $73 million, principally driven by the programs described above in Total Net Sales, partially offset by a net change in EAC adjustments of $34 million, driven primarily by the amount of EAC adjustments on a U.S. Navy combat systems program. The increase in operating margin in 2011 compared to 2010 was primarily due to the net change in EAC adjustments described above.

Backlog and Bookings—Backlog was $9,431 million, $9,766 million and $8,473 million at December 31, 2012, 2011 and 2010, respectively. The decrease in backlog of $335 million or 3% at December 31, 2012 compared to December 31, 2011 was primarily due to sales in excess of bookings in 2012, principally across our Integrated Air & Missile Defense product line. The increase in backlog of $1,293 million at December 31, 2011 compared to December 31, 2010 was primarily due to higher bookings in 2011 described below.

Bookings decreased by $1,724 million in 2012 compared to 2011, primarily due to the large 2011 Patriot air and missile defense system booking for the Kingdom of Saudi Arabia described below. In 2012, IDS booked $422 million for production and sustainment of U.S. Army/U.S. Navy Transportable Radar Surveillance (AN/TPY-2) radars for the Missile Defense Agency (MDA), $366 million on the Zumwalt-class destroyer program for the U.S. Navy, $301 million to provide Patriot engineering services support for U.S. and international customers, $293 million to provide technical and logistics support for a Hawk and Patriot air and missile defense program for an international customer, $293 million on an Early Warning Surveillance Radar System (EWSRS) support program for Taiwan, $240 million to provide engineering services, production and support for the Aegis weapon system for the U.S. Navy, $199 million to provide Consolidated Contractor Logistics Support (CCLS) for the MDA, $198 million for the production of Airborne Low Frequency Sonar (ALFS) systems for the U.S. Navy, $184 million to provide advanced Patriot air and missile defense capability for an international customer, $172 million for the Upgraded Early Warning Radar (UEWR) system for the MDA and the U.S. Air Force, and $126 million to provide air and missile defense capability for the U.S. Army.

Bookings increased by $3,123 million in 2011 compared to 2010. In 2011, IDS booked $3,147 million for the Patriot Air and Missile Defense System, including $1,698 million for the Kingdom of Saudi Arabia, $560 million for Taiwan, $340 million for other international customers, and $257 million to provide engineering services support for U.S. and international customers. IDS booked $1,027 million for AN/TPY-2 radars, spares and training for the United Arab Emirates (UAE), MDA and U.S. Army. IDS also booked $345 million on the Zumwalt-class destroyer program for the U.S. Navy, $268 million for the production of ALFS systems and spares for the U.S. Navy and the Australian Navy, $193 million to provide CCLS for the MDA, and $107 million for development on the competitively awarded Space Fence program for the U.S. Air Force.

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

Intelligence and Information Systems

				% Change
(In millions, except percentages)	2012	2011	2010	2012 compared to 2011	2011 compared to 2010
Total Net Sales	$3,012	$3,015	$2,757	(0.1)%	9.4%
Total Operating Expenses
Cost of sales—labor	1,264	1,214	1,232	4.1%	(1.5)%
Cost of sales—materials and subcontractors	1,078	1,138	1,169	(5.3)%	(2.7)%
Other cost of sales and other operating expenses	423	504	513	(16.1)%	(1.8)%
Total Operating Expenses	2,765	2,856	2,914	(3.2)%	(2.0)%
Operating Income	$247	$159	$(157)	55.3%	201.3%
Operating Margin	8.2%	5.3%	(5.7)%

Change in Operating Income (in millions)		Year Ended 2012 Versus Year Ended 2011	Year Ended 2011 Versus Year Ended 2010
Volume		$5	$(12)
Net change in EAC adjustments		75	297
Mix and other performance		8	31
Total Change in Operating Income		$88	$316

				% Change
(In millions, except percentages)	2012	2011	2010	2012 compared to 2011	2011 compared to 2010
Bookings	$2,756	$3,217	$3,709	(14.3)%	(13.3)%
Total Backlog	3,989	4,366	4,319	(8.6)%	1.1%

IIS is a leader in global intelligence, surveillance and reconnaissance (ISR), advanced cyber solutions, and DoD space, weather and environmental solutions. Approximately half of its business is for classified customers. Key customers include the U.S. Intelligence Community, DoD agencies, the National Oceanic and Atmospheric Administration (NOAA), Department of Homeland Security (DHS), and the National Aeronautics and Space Administration (NASA).

Total Net Sales— Total net sales in 2012 were relatively consistent with 2011. Included in total net sales in 2012 was $54 million of lower net sales on the UKBA Program as a result of the program termination. Also included in total net sales in 2012 was $75 million of higher net sales of cybersecurity solutions driven by recent acquisitions and increased customer orders and $72 million of higher net sales on the Joint Polar Satellite System (JPSS) program primarily due to scheduled design and production efforts. The remaining change in total net sales was primarily spread across numerous domestic programs with no individual or common significant driver.

The increase in total net sales of $258 million in 2011 compared to 2010 was primarily due to the difference in net sales from the UKBA Program. Net sales from the UKBA Program in 2010 were lower than 2011 by $240 million, primarily due to the UKBA Program Adjustment, as described in Commitments and Contingencies beginning on page 72, which negatively impacted 2010 net sales by $316 million. Also included in the increase in net sales was $85 million of higher net sales on a GPS command, control, and mission capabilities program awarded in the first quarter of 2010, primarily as a result of scheduled design and build efforts. The remaining change in total net sales was primarily spread across numerous domestic programs.

Total Operating Expenses—The decrease in total operating expenses of $91 million in 2012 compared to 2011 was primarily due to the UKBA LOC Adjustment in the first quarter of 2011, as described in Commitments and Contingencies beginning on page 72, which had an impact of $80 million and primarily drove the change in other cost of sales and other operating expenses. The decrease in materials and subcontractor costs of $60 million was driven primarily by the activity on the UKBA Program as described above.

The decrease in total operating expenses of $58 million in 2011 compared to 2010 was driven primarily by a reduction in operating expenses related to the UKBA Program. Included in other cost of sales and other operating expenses in 2011 was $80 million related to the UKBA LOC Adjustment, as described in Commitments and Contingencies beginning on page 72. Included in other cost of sales and other operating expenses in 2010 was $79 million related to the UKBA Program Adjustment.

Operating Income and Margin—The increase in operating income of $88 million and the related increase in operating margin in 2012 compared to 2011 was primarily due to a net change in EAC adjustments of $75 million, driven principally by the UKBA LOC Adjustment in the first quarter of 2011, which had an impact of $80 million. Mix and other performance in 2012 included $31 million of legal and other period expenses in connection with the UKBA Program dispute and arbitration, compared to $21 million in 2011. Mix and other performance in 2012 also included an insurance recovery for legal expenses of $34 million, compared to $9 million in 2011. Operating income in 2012 and 2011 was reduced by approximately $18 million and $14 million, respectively, of certain cyber security-related acquisition costs and investments.

The increase in operating income of $316 million in 2011 compared to 2010 and the related increase in operating margin was primarily due to a net change in EAC adjustments of $297 million, principally driven by the UKBA Program Adjustment in 2010, which had an impact of $395 million, partially offset by the UKBA LOC Adjustment in 2011, which had an impact of $80 million. Operating income in 2011 included $21 million of legal and other period expenses in connection with the UKBA Program dispute and arbitration compared to $10 million of legal and other period costs in 2010. Operating income in 2011 included $9 million relating to an insurance recovery. IIS' operating income was also reduced by approximately $14 million in 2011 and $17 million in 2010 by certain cyber security related acquisition costs and investments.

Backlog and Bookings—Backlog was $3,989 million, $4,366 million and $4,319 million at December 31, 2012, 2011 and 2010, respectively. The decrease in backlog of $377 million or 9% at December 31, 2012 compared to December 31, 2011 was primarily due to sales in excess of bookings in 2012, primarily for the Global Positioning System Advanced Control Segment (GPS-OCX) and JPSS programs. Backlog at December 31, 2011 was relatively consistent with December 31, 2010.

Bookings decreased by $461 million in 2012 compared to 2011. In 2012, IIS booked $172 million on a contract to provide ISR support to the U.S. Air Force. IIS also booked $1,812 million on a number of classified contracts.

Bookings decreased by $492 million in 2011 compared to 2010. In 2011, IIS booked $520 million on the JPSS program for NASA, $183 million on a contract to provide ISR support to the U.S. Air Force and $134 million for development on the GPS-OCX program for the U.S. Air Force. IIS also booked $1,554 million on a number of classified contracts.

In 2010, IIS booked a $901 million award on a contract to develop the next-generation GPS-OCX for the U.S. Air Force, a $167 million booking on a major U.S. Air Force program, $80 million on the Earth Observing System Data and Information System (EOSDIS) contract for NASA and $1,723 million on a number of classified contracts, including $371 million on a major classified program.

Missile Systems

				% Change
(In millions, except percentages)	2012	2011	2010	2012 compared to 2011	2011 compared to 2010
Total Net Sales	$5,693	$5,590	$5,732	1.8%	(2.5)%
Total Operating Expenses
Cost of sales—labor	1,756	1,662	1,725	5.7%	(3.7)%
Cost of sales—materials and subcontractors	2,520	2,579	2,682	(2.3)%	(3.8)%
Other cost of sales and other operating expenses	698	656	675	6.4%	(2.8)%
Total Operating Expenses	4,974	4,897	5,082	1.6%	(3.6)%
Operating Income	$719	$693	$650	3.8%	6.6%
Operating Margin	12.6%	12.4%	11.3%

Change in Operating Income (in millions)		Year Ended 2012 Versus Year Ended 2011	Year Ended 2011 Versus Year Ended 2010
Volume		$10	$(26)
Net change in EAC adjustments		(27)	54
Mix and other performance		43	15
Total Change in Operating Income		$26	$43

				% Change
(In millions, except percentages)	2012	2011	2010	2012 compared to 2011	2011 compared to 2010
Bookings	$7,135	$5,948	$6,485	20.0%	(8.3)%
Total Backlog	10,030	8,570	8,212	17.0%	4.4%

MS is a premier developer and producer of missile systems for the armed forces of the U.S. and other allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting, and netted systems, MS develops and supports a broad range of advanced weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles and directed energy effectors. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the MDA and the armed forces of more than 40 allied nations.

Total Net Sales—Total net sales in 2012 were relatively consistent with 2011. Included in total net sales was $170 million of higher net sales on the SM-3 program due to higher volume driven by scheduled increases in production and development efforts, partially offset by $141 million of lower net sales on the Tomahawk program due to lower volume driven by scheduled lower production rates. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

The decrease in total net sales of $142 million in 2011 compared to 2010 was primarily due to lower net sales of $210 million on the SM-2 program, $90 million on the ESSM program, and $70 million on the SM-3 program, principally from lower volume driven by scheduled lower production build rates. The decrease in net sales was partially offset by higher net sales of $92 million on the SDB II program and $86 million on the Paveway™ program, principally from higher volume due to scheduled increases in design and production efforts.

Total Operating Expenses—Total operating expenses in 2012 were relatively consistent with 2011. The increase in labor costs of $94 million was primarily due to labor volume on the SM-3 program as a result of higher scheduled production rates. The increase in other cost of sales and other operating expenses of $42 million was driven principally by a change in the amount of previously deferred precontract costs based on contract awards or funding, which had an impact of $84 million, partially offset by lower refurbishment costs due to scheduled lower production rates on the Phalanx program.

The decrease in total operating expenses of $185 million in 2011 compared to 2010 was primarily due to the activity on the SM-2, ESSM and SM-3 programs for the reasons described above in Total Net Sales, partially offset by the activity in the SDB-II and Paveway™ programs for the reasons described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $26 million in 2012 compared to 2011 was primarily due to the $43 million change in mix and other performance principally driven by a $15 million negative adjustment in 2011 related to a contract settlement, and prior period EAC adjustments on certain classified and close-in weapons systems programs, which had an impact of $20 million, partially offset by the net decrease in EAC adjustments of $27 million, which included a $21 million favorable contract resolution in 2011.

The increase in operating income of $43 million in 2011 compared to 2010 was primarily due to a net change in EAC adjustments of $54 million, principally driven by the amount of EAC adjustments on our air warfare systems programs, partially offset by lower volume of $26 million, driven principally by the programs described above in Total Net Sales. Included in EAC adjustments in 2011 was a $21 million favorable contract resolution. Included in contract mix and other performance in 2011 was a $15 million negative adjustment related to a contract settlement. The increase in operating margin in 2011 compared to 2010 was primarily due to the net change in EAC adjustments described above.

Backlog and Bookings—Backlog was $10,030 million, $8,570 million and $8,212 million at December 31, 2012, 2011 and 2010, respectively. The increase in backlog of $1,460 million or 17% at December 31, 2012 compared to December 31, 2011 was primarily due to the higher 2012 bookings described below. Backlog at December 31, 2011 was relatively consistent with December 31, 2010.

Bookings increased by $1,187 million in 2012 compared to 2011. In 2012, MS booked $1,421 million for the production and development of SM-3 and $855 million for the production of Exoatmospheric Kill Vehicle (EKV) contract for the MDA, $710 million for Tomahawk for the U.S. Navy and international customers, $689 million for the production of Paveway™ for the U.S. Air Force and international customers, $553 million for the production of Advanced Medium-Range Air-to-Air Missile (AMRAAM) for the U.S. Air Force and international customers, $364 million for the production of Rolling Airframe Missile (RAM) for the U.S. Navy and international customers, $356 million for the production of tube-launched, optically-tracked, wireless-guided (TOW) missiles for the U.S. Army, $301 million for production of ESSM for the U.S. Navy and international customers, $281 million for the production of Standard Missile-6 (SM-6) for the U.S. Navy, $216 million for AIM-9X Sidewinder short range Air-To-Air Missiles for the U.S. Navy and international customers, $190 million for Phalanx weapon systems for the U.S. Navy and international customers, and $105 million for production of Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force.

Bookings decreased by $537 million in 2011 compared to 2010. In 2011, MS booked $1,402 million for the development of SM-3 for the MDA, $696 million for the production of AMRAAM for the U.S. Air Force and international customers, $393 million for production of ESSM for the U.S. Navy and international customers, $374 million for Phalanx weapon systems for the U.S. Navy and international customers, $311 million for the production of Excalibur for the U.S. Army, U.S. Marines, and an international customer, $270 million for the production of Paveway™ for the U.S. Air Force and international customers, $237 million for the production of SM-2 for the U.S. Navy and international customers, $225 million for a major classified program, $210 million for production of SM-6 for the U.S. Navy, $191 million for the production of the Joint Stand-off Weapon (JSOW) for the U.S. Navy and international customers, $152 million for the production of TOW missiles for the U.S. Army, and $113 million for production of MALD® for the U.S. Air Force.

In 2010, MS booked $743 million for SM-3 for the MDA and an international customer, $698 million for the production of AMRAAM for the U.S. Air Force and international customers, $675 million on a classified program, $668 million for the production of Paveway™ for the Kingdom of Saudi Arabia and other international customers, $501 million for the production of Tomahawk missiles for the U.S. Navy and an international customer, $451 million for engineering and manufacturing development of SDB II for the joint U.S. Air Force and U.S Navy program, $425 million for the production of SM-2 for the U.S. Navy and international customers, $274 million for the production of Rolling Airframe Missile (RAM) for the U.S. Navy and international customers, $271 million for the Phalanx Weapons System for the U.S. Navy, Army and international customers, $262 million for development work on the EKV program for the MDA, $209 million for the production of AIM-9X Sidewinder short range Air-to-Air missiles for the U.S. Navy and international customers, $198 million for the Javelin program for the U.S. Army and international customers, $168 million on the MALD® for the

U.S. Air Force, Army, and Navy, $147 million for ESSM for the U.S. Navy and international customers, $122 million for the production of TOW missiles for U.S. Army and international customers, and $114 million for the production of the JSOW for the U.S. Navy and international customers.

Network Centric Systems

				% Change
(In millions, except percentages)	2012	2011	2010	2012 compared to 2011	2011 compared to 2010
Total Net Sales	$4,058	$4,497	$4,918	(9.8)%	(8.6)%
Total Operating Expenses
Cost of sales—labor	1,405	1,482	1,531	(5.2)%	(3.2)%
Cost of sales—materials and subcontractors	1,507	1,699	2,055	(11.3)%	(17.3)%
Other cost of sales and other operating expenses	651	649	640	0.3%	1.4%
Total Operating Expenses	3,563	3,830	4,226	(7.0)%	(9.4)%
Operating Income	$495	$667	$692	(25.8)%	(3.6)%
Operating Margin	12.2%	14.8%	14.1%

Change in Operating Income (in millions)		Year Ended 2012 Versus Year Ended 2011	Year Ended 2011 Versus Year Ended 2010
Volume		$(40)	$(59)
Net change in EAC adjustments		(1)	(22)
Mix and other performance		(131)	56
Total Change in Operating Income		$(172)	$(25)

				% Change
(In millions, except percentages)	2012	2011	2010	2012 compared to 2011	2011 compared to 2010
Bookings	$4,089	$3,632	$4,034	12.6%	(10.0)%
Total Backlog	4,364	4,160	4,912	4.9%	(15.3)%

NCS leverages the capabilities of the network through communications, sensors, and command and control systems, to develop and produce customer solutions for land combat modernization, international and domestic Air Traffic Management (ATM) and other transportation systems, military and civil communications, and homeland security. NCS key customers include the DoD, the U.S. Federal Aviation Administration (FAA) and other U.S. Government customers, as well as numerous international customers.

Total Net Sales—The decrease in total net sales of $439 million in 2012 compared to 2011 was primarily due to $188 million of lower net sales on U.S. Army sensor programs driven principally by planned declines in production, $105 million of lower net sales on certain radio and communications programs driven principally by reduced customer program requirements, $85 million of lower net sales of acoustic sensor systems due to higher 2011 deliveries based on customer demand, $74 million of lower net sales on various air traffic control programs due to planned declines in production and $61 million of lower net sales on an international command, control, communications, computers and intelligence (C4I) program driven principally by program schedule requirements. The lower net sales were partially offset by higher net sales of $109 million on a close combat tactical radar program and higher net sales of $62 million on an air traffic control program due to planned increases in production. The remaining change in net sales was spread across numerous programs with no individual or common significant driver.

The decrease in total net sales of $421 million in 2011 compared to 2010 was primarily due to $283 million of lower net sales on U.S. Army sensor programs due to a planned decline in production, $124 million of lower net sales on a combat vehicle sensor program, principally from lower volume due to a program restructuring and related termination for convenience, and $98 million of lower net sales on a U.S. Army radar support program, principally due to the completion of significant upgrade efforts, partially offset by higher net sales on numerous programs, including a combined $106 million on acoustic sensor system sales and combat vehicle sensor program sales for domestic and international customers.

Total Operating Expenses—The decrease in total operating expenses of $267 million in 2012 compared to 2011 was driven primarily by the activity on the programs, and for the reasons described above in Total Net Sales. The decrease in materials and subcontractor costs of $192 million was driven primarily by the activity on the programs, and for the reasons described above in Total Net Sales. The decrease in labor costs of $77 million was spread across numerous programs driven by the various reduced program requirements.

The decrease in total operating expenses of $396 million in 2011 compared to 2010 was driven primarily by the activity on U.S. Army sensor programs, a combat vehicle sensor program and a U.S. Army radar support program for the reasons described above in Total Net Sales, partially offset by the activity on numerous programs, including acoustic sensor systems and a combat vehicle sensor program for domestic and international customers as described above in Total Net Sales. The decrease in materials and subcontractor costs of $356 million was driven primarily by the net decreased volume on the programs described above due to a planned decline in production.

Operating Income and Margin—The decrease in operating income of $172 million in 2012 compared to 2011 was primarily due to a change in mix and other performance of $131 million, driven primarily by reduced deliveries of acoustic sensor systems, and reduced sales on U.S. Army and other production programs. Included in the change in mix and other performance are $17 million of costs related to ending a supplier agreement and $14 million for inventory valuation allowances. The decrease in operating margin in 2012 compared to 2011 was primarily due to the change in mix and other performance.

The decrease in operating income of $25 million in 2011 compared to 2010 was primarily due to decreased volume, which had an impact of $59 million, principally driven by the programs described above in Total Net Sales, and a net change in EAC adjustments of $22 million, which was spread across numerous programs with no individual or common significant driver, partially offset by a change in contract mix and other performance of $56 million, principally driven by higher domestic and international acoustic sensor systems sales. Included in operating income in 2010 was a negative EAC adjustment of $28 million relating to an infrastructure protection program as a result of a change in our estimated revenue and costs due to the termination of a subcontractor and the Company's subsequent direct assumption of that subcontractor's scope of work. The increase in operating margin in 2011 compared to 2010 was primarily due to the change in contract mix and other performance and the net change in EAC adjustments described above.

Backlog and Bookings—Backlog was $4,364 million, $4,160 million and $4,912 million at December 31, 2012, 2011 and 2010, respectively. The increase in backlog of $204 million or 5% at December 31, 2012 compared to December 31, 2011 was primarily due to bookings in excess of external sales, principally within our C4I product line, primarily on an international C4I program, partially offset by our Combat and Sensing Systems (CSS) product line, primarily on U.S. Army programs. The decrease in backlog of $752 million at December 31, 2011 compared to December 31, 2010 was primarily due to external sales in excess of bookings in 2011, principally within our Combat and Sensing Systems (CSS) and C4I product lines, primarily on U.S. Army programs.

Bookings increased by $457 million in 2012 compared to 2011. In 2012, NCS booked $650 million on an international C4I program, $187 million for the Navy Multiband Terminal (NMT) program for the U.S. Navy and $173 million on the Standard Terminal Automation Replacement System (STARS) program for the FAA.

Bookings decreased by $402 million in 2011 compared to 2010. In 2011, NCS booked $211 million for the production of Sentinel radars, spares and services for the U.S. Army and international customers, $146 million for the Long Range Advanced Scout Surveillance Systems (LRAS3) program for the U.S. Army, $71 million for the Thermal Weapon Sight (TWS) program for the U.S. Army and $64 million for Enhanced Position Location Reporting System (EPLRS) and MicroLight® radios from the Australian Defence Materiel Organisation (DMO).

In 2010, NCS booked $254 million on the STARS program for the FAA and the DoD, $250 million for the LRAS3 program for the U.S. Army, $146 million on a command and control program for an international customer, $111 million for Horizontal Technology Integration (HTI) forward-looking infrared kits for the U.S. Army, $104 million on the NMT program for the U.S. Navy and $96 million for Improved Thermal Sight Systems (ITSS) for an international customer.

Space and Airborne Systems

				% Change
(In millions, except percentages)	2012	2011	2010	2012 compared to 2011	2011 compared to 2010
Total Net Sales	$5,333	$5,255	$4,830	1.5%	8.8%
Total Operating Expenses
Cost of sales—labor	2,071	2,077	1,968	(0.3)%	5.5%
Cost of sales—materials and subcontractors	1,775	1,820	1,632	(2.5)%	11.5%
Other cost of sales and other operating expenses	703	641	554	9.7%	15.7%
Total Operating Expenses	4,549	4,538	4,154	0.2%	9.2%
Operating Income	$784	$717	$676	9.3%	6.1%
Operating Margin	14.7%	13.6%	14.0%

Change in Operating Income (in millions)		Year Ended 2012 Versus Year Ended 2011	Year Ended 2011 Versus Year Ended 2010
Volume		$5	$43
Net change in EAC adjustments		51	16
Mix and other performance		11	(18)
Total Change in Operating Income		$67	$41

				% Change
(In millions, except percentages)	2012	2011	2010	2012 compared to 2011	2011 compared to 2010
Bookings	$5,305	$4,592	$4,321	15.5%	6.3%
Total Backlog	6,031	5,864	5,981	2.8%	(2.0)%

SAS is a leader in the design and development of integrated systems and solutions for advanced missions, including traditional and non-traditional ISR, precision engagement, unmanned aerial operations, and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides electro-optical/infrared sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, signals intelligence systems, processors, electronic warfare systems and space-qualified systems for civil and military applications. Key customers include the U.S. Navy, Air Force and Army, as well as classified and international customers.

Total Net Sales—Total net sales in 2012 were relatively consistent with 2011. Included in total net sales was $100 million of higher net sales due to increased volume on an international tactical airborne radar program primarily due to program schedule requirements, partially offset by lower net sales of $97 million primarily due to lower volume on certain sensor systems programs due to program schedule requirements. The remaining change in total net sales was primarily spread across numerous domestic programs with no individual or common significant driver.

The increase in total net sales of $425 million in 2011 compared to 2010 was primarily due to $200 million of higher net sales related to RAST, which we acquired in the first quarter of 2011, $187 million of higher volume on ISR systems programs due to increased bookings over the last few years driven by customer demand for these capabilities, and $102 million from higher volume, as production work increased, as planned, on an international airborne tactical radar program awarded in the first half of 2010.

Total Operating Expenses—Total operating expenses in 2012 were relatively consistent with 2011. The increase in other cost of sales and other operating expenses of $62 million was primarily due to the timing and amount of adjustments for loss contracts.

The increase in total operating expenses of $384 million in 2011 compared to 2010 was primarily due to the activity described above. The increase in materials and subcontractor costs of $188 million was driven primarily by the timing of program requirements, principally on the ISR systems production programs and on the international airborne tactical radar program for the reasons described above in Total Net Sales. The increases in labor of $109 million and in other cost of sales and other operating expenses of $87 million compared to 2010 were primarily related to RAST.

Operating Income and Margin—The increase in operating income of $67 million in 2012 compared to 2011 was primarily due to a net change in EAC adjustments of $51 million principally as a result of material and support efficiencies and contract modifications on international tactical airborne radar programs and certain classified programs. Included in mix and other performance in 2012 and 2011 was $22 million and $41 million, respectively, of acquisition-related costs for RAST.

The increase in operating income of $41 million in 2011 compared to 2010 was primarily due to higher volume of $43 million, principally driven by the activity on the programs described above in Total Net Sales, and net change in EAC adjustments of $16 million, driven primarily by the amount of EAC adjustments on an international airborne tactical radar program and on an advanced targeting program, partially offset by a change in contract mix and other performance of $18 million. Included in contract mix and other performance was $41 million of acquisition-related costs for RAST, partially offset by the 2011 impact of the mix of contracts completing and new contract awards. Operating margin in 2011 remained relatively consistent with 2010.

Backlog and Bookings—Backlog remained relatively consistent and was $6,031 million, $5,864 million and $5,981 million at December 31, 2012, 2011 and 2010, respectively.

Bookings increased by $713 million in 2012 compared to 2011. In 2012, SAS booked $617 million on radar contracts for international customers, $205 million to provide Multi-Spectral Targeting Systems (MTS) for unmanned aerial vehicles to the U.S. Air Force, $77 million for the production of radar warning receivers for the U.S. Navy, and $76 million for the production of the Multi-Platform Radar Technology Insertion Program (MP-RTIP) surveillance system for NATO. In addition to the bookings noted above, SAS booked $1,858 million on a number of classified contracts.

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

Technical Services

				% Change
(In millions, except percentages)	2012	2011	2010	2012 compared to 2011	2011 compared to 2010
Total Net Sales	$3,239	$3,353	$3,472	(3.4)%	(3.4)%
Total Operating Expenses
Cost of sales—labor	1,076	1,100	998	(2.2)%	10.2%
Cost of sales—materials and subcontractors	1,589	1,664	1,903	(4.5)%	(12.6)%
Other cost of sales and other operating expenses	292	277	274	5.4%	1.1%
Total Operating Expenses	2,957	3,041	3,175	(2.8)%	(4.2)%
Operating Income	$282	$312	$297	(9.6)%	5.1%
Operating Margin	8.7%	9.3%	8.6%

Change in Operating Income (in millions)		Year Ended 2012 Versus Year Ended 2011	Year Ended 2011 Versus Year Ended 2010
Volume		$(6)	$(9)
Net change in EAC adjustments		(33)	11
Mix and other performance		9	13
Total Change in Operating Income		$(30)	$15

				% Change
(In millions, except percentages)	2012	2011	2010	2012 compared to 2011	2011 compared to 2010
Bookings	$2,551	$2,774	$2,631	(8.0)%	5.4%
Total Backlog	2,336	2,586	2,654	(9.7)%	(2.6)%

TS provides a full spectrum of technical and professional services to defense, federal, international and commercial customers worldwide. It specializes in training, logistics, engineering services and solutions, product and operational support services for the mission support, homeland security, space, civil aviation, counter proliferation and counterterrorism markets. Key customers include all branches of the U.S. Armed Forces, as well as the Department of Homeland Security (DHS), NASA, FAA, Department of State (DOS), Department of Energy (DOE), Defense Threat Reduction Agency (DTRA), international governments and commercial entities.

Total Net Sales—The decrease in total net sales of $114 million in 2012 compared to 2011 was due to lower net sales of $121 million on the NSF Polar contract, which was completed in the first quarter of 2012.

The decrease in total net sales of $119 million in 2011 compared to 2010 was primarily due to $76 million of lower net sales on a DTRA program which completed significant efforts at the end of 2010 and $60 million of lower net sales on training programs, principally domestic training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer determined activity levels, partially offset by $45 million of higher net sales on various depot services operations programs, driven primarily by new contract awards.

Total Operating Expenses—The decrease in total operating expenses of $84 million in 2012 compared to 2011 was primarily due to the activity on the programs and for the reasons described above in Total Net Sales. The $15 million increase in other cost of sales and other operating expenses was due primarily to an increase in administrative and selling, and bid and proposal, expenses.

The decrease in total operating expenses of $134 million in 2011 compared to 2010 was driven primarily by the activity on the DTRA and training programs for the reasons described above in Total Net Sales. The decrease in materials and subcontractor costs of $239 million was driven primarily by the decreased volume on these programs and the types of costs incurred in the respective periods based on the program requirements and program schedules. The decrease in materials and subcontractor costs was partially offset by higher labor of $102 million driven primarily by training programs supporting the U.S. Army's Warfighter FOCUS activities due to a change in customer determined activities.

Operating Income and Margin—The decrease in operating income of $30 million in 2012 compared to 2011 was primarily due to a net change in EAC adjustments of $33 million driven primarily by operational efficiencies in 2011 on various customized engineering and depot support programs. The decrease in operating margin in 2012 compared to 2011 was primarily due to the net change in EAC adjustments.

The increase in operating income of $15 million in 2011 compared to 2010 was primarily due to a change in contract mix and other performance of $13 million, primarily driven by cost efficiencies and higher award fees associated with various training programs, which had an impact of $8 million. Operating income also increased due to a net change in EAC adjustments of $11 million, primarily driven by cost efficiencies on a weapon production and modification program, which had a $7 million impact on operating income. The increases in operating income were partially offset by lower volume, which had a $9 million impact on operating income. The increase in operating margin in 2011 compared to 2010 was primarily due to the change in net change in EAC adjustments and the contract mix and other performance described above.

Backlog and Bookings—Backlog remained relatively consistent and was $2,336 million, $2,586 million and $2,654 million at December 31, 2012, 2011 and 2010, respectively.

Bookings decreased by $223 million in 2012 compared to 2011. In 2012, TS booked $900 million on domestic training programs and $394 million on foreign training programs in support of the Warfighter FOCUS activities and $246 million for work on the Air Traffic Control Optimum Training Solution (ATCOTS) contract to maintain and improve air traffic control (ATC) training and support the FAA in meeting the current and future ATC demands.

Bookings increased by $143 million in 2011 compared to 2010. In 2011, TS booked $994 million on domestic training programs and $347 million on foreign training programs in support of the Warfighter FOCUS activities, $150 million to provide operational and logistics support to the NSF Office of Polar Programs, $120 million to design, develop and deliver technical training to a commercial customer, and $100 million with Australia for base operations, maintenance and support services at the Harold E. Holt Naval Communications station.

In 2010, TS booked $952 million on domestic training programs and $328 million on foreign training programs in support of the Warfighter FOCUS activities, $173 million to provide operational and logistics support to the NSF Office of Polar Programs and $88 million on the Security Equipment Integration Services (SEIS) contract for the Transportation Security Administration (TSA).

FAS/CAS Adjustment
The FAS/CAS Adjustment represents the difference between our pension and other postretirement benefit (PRB) expense or income under Financial Accounting Standards (FAS) requirements under GAAP and our pension and PRB expense under U.S. Government cost accounting standards (CAS). The results of each segment only include pension and PRB expense under CAS that we generally recover through the pricing of our products and services to the U.S. Government.

The components of the FAS/CAS Adjustment were as follows:

(In millions)	2012	2011	2010
FAS/CAS Pension Adjustment	$(255)	$(340)	$(230)
FAS/CAS PRB Adjustment	—	3	43
FAS/CAS Adjustment	$(255)	$(337)	$(187)

The components of the FAS/CAS Pension Adjustment were as follows:

(In millions)	2012	2011	2010
FAS expense	$(1,093)	$(1,073)	$(896)
CAS expense	838	733	666
FAS/CAS Pension Adjustment	$(255)	$(340)	$(230)

As described above in Critical Accounting Estimates, a key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differ from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 10 years at December 31, 2012, and are currently amortized under CAS over a 15-year period. However, the CAS Harmonization described above will reduce this amortization period from 15 to 10 years beginning in 2013, as well as changing the liability measurement method. In accordance with both FAS and CAS, a “market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

The change in the FAS/CAS Pension Adjustment of $85 million in 2012 compared to 2011 was driven by a $105 million increase in our CAS expense, primarily due to the continued recognition of the 2008 negative asset returns.

The change in the FAS/CAS Pension Adjustment of $110 million in 2011 compared to 2010 was primarily driven by a $177 million increase in our FAS expense. The $177 million increase in our FAS expense was driven primarily by the continued recognition of the 2008 losses in the market related value of assets, which had an impact of approximately $200 million. Our CAS expense increased $67 million as a result of actual versus expected asset and liability experience.

For 2013 compared to 2012, we currently expect our FAS expense will increase more than our CAS expense, which will increase the FAS/CAS Pension Adjustment. We expect the FAS/CAS Pension Adjustment to be approximately $289 million of expense driven by the lower discount rate environment and the difference in the recognition period for actual asset gains and losses under FAS and CAS, described above. This expected increase in FAS expense in excess of CAS expense is subject to our annual update, generally planned in the third quarter, of our actuarial estimate of the unfunded benefit obligation for both FAS and CAS for final 2012 census data. After 2013, the FAS/CAS Pension Adjustment is more difficult to predict because future FAS and CAS expense is based on a number of key assumptions for future periods. Differences between those assumptions and future actual results could significantly change both FAS and CAS expense in future periods. However, based solely on our current assumptions at December 31, 2012 and taking into account CAS Harmonization, which increases CAS expense in 2013 and beyond, we would expect after 2013 our FAS/CAS Pension Adjustment expense to decline and ultimately result in FAS/CAS Pension Adjustment income in 2015.

The components of the FAS/CAS PRB Adjustment were as follows:

(In millions)	2012	2011	2010
FAS (expense) income	$(16)	$(13)	$11
CAS expense	16	16	32
FAS/CAS PRB Adjustment	$—	$3	$43

The FAS/CAS PRB Adjustment in 2012 was relatively consistent with 2011.

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

The components of total net sales and operating income related to Corporate and Eliminations were as follows:

Total Net Sales (in millions)	2012	2011	2010
Intersegment sales eliminations	$(1,958)	$(1,876)	$(2,023)
Corporate	—	(1)	(6)
Total	$(1,958)	$(1,877)	$(2,029)

Total Operating Income (in millions)	2012	2011	2010
Intersegment profit eliminations	$(191)	$(177)	$(189)
Corporate	(10)	(40)	(39)
Total	$(201)	$(217)	$(228)

Total net sales and operating income related to Corporate in 2012 remained relatively consistent with 2011 and 2010.

Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously-disposed businesses appears in discontinued operations.

During the first quarter of 2012, we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, Raytheon Airline Aviation Services (RAAS), and all operations have ceased. As a result, we have reported the results of RAAS as a discontinued operation for all periods presented. The sale of the remaining operating assets in the year ended December 31, 2012, resulted in a gain of less than $1 million.

Income (loss) from discontinued operations included the following results of RAAS at December 31:

(In millions)	2012	2011	2010
Pretax	$—	$30	(2)
After-tax	—	19	(1)
No interest expense relating to RAAS was allocated to discontinued operations for the twelve months ended December 31, 2012 and 2011 because there was no debt specifically attributable to discontinued operations.

We retained certain assets and liabilities of our previously-disposed businesses. At December 31, 2012 and December 31, 2011, we had $7 million and $19 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At December 31, 2012 and December 31, 2011, we had $36 million and $44 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations which we include in our pension disclosures.

In the divestiture of Flight Options LLC (Flight Options), we agreed to indemnify Flight Options in the event they were assessed and paid excise taxes. In the fourth quarter of 2010, Internal Revenue Service (IRS) appeals proceedings failed to resolve the federal excise tax dispute, and as a result, the IRS assessed Flight Options for excise taxes. As a result, in the fourth quarter of 2010 we recorded a $39 million charge, net of federal tax benefit, in discontinued operations. In the first quarter of 2011, Flight Options paid the assessment. On behalf of Flight Options, we intend to vigorously contest the matter through litigation and, if successful, we would be entitled to recover substantially all of the amounts paid. We also have certain tax obligations relating to disposed businesses.

As further described in "Note 15: Income Taxes" within Item 8 of this Form 10-K, during the year ended December 31, 2010, we recorded a $281 million reduction in our unrecognized tax benefits, which included a decrease of $89 million in tax expense from discontinued operations, including interest, primarily related to our previous disposition of Raytheon Engineers and Constructors (RE&C).

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

In addition, the following table highlights selected measures of our liquidity and capital resources at December 31, 2012 and 2011:

(In millions)	2012	2011
Cash and cash equivalents	$3,188	$4,000
Short-term investments	856	—
Working capital	3,344	3,179
Amount available under our credit facilities	1,398	1,397

Operating Activities

(In millions)	2012	2011	2010
Net cash provided by (used in) operating activities from continuing operations	$1,951	$2,102	$1,892
Net cash provided by (used in) operating activities	1,957	2,107	1,942

Net cash provided by (used in) operating activities in 2012 remained relatively consistent with 2011. Net cash provided by (used in) operating activities in 2011 remained relatively consistent with 2010.

Tax Payments—In 2012, we received federal tax refunds totaling $79 million, including the refund relating to the 2012 Tax Settlement, and $41 million of foreign tax refunds, and made $959 million in federal and foreign tax payments and $77 million in net state tax payments. In 2011, we received federal tax refunds totaling $128 million, including the refund relating to the 2011 Tax Settlement, and made $553 million in federal and net foreign tax payments and $12 million in net state tax payments. In 2010, we received federal tax refunds totaling $96 million and made $433 million in federal and net foreign tax payments and $54 million in net state tax payments. Federal and foreign tax payments for 2013 are expected to approximate $655 million.

Pension Plan Contributions—We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the PPA, which amended the ERISA rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the PPA calculated funded status at the beginning of the year. The PPA funded status is based on actual asset performance, averaged over three years and PPA discount rates, which are based on a 24-month average of high quality corporate bond rates, as published by the IRS. In July 2012, the Surface Transportation Extension act, which is also referred to as the Moving ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief from the current historically low interest rate environment. The provision adjusts the 24-

month average high quality bond rates used to determine the PPA funded status so that they are within a floor and cap, or "corridor," based on the 25-year average of corporate bond rates. Beginning in 2012, interest rates must be between 90% and 110% of the 25-year rate, with a 5% increase in this corridor for each year from 2013–2016, resulting in a gradual phase-out of the provision. As a result of the STE Act, the approximate PPA funding status for most of our plan increased from 80-90% funded to 90-100% funded. The provision reduced our cash funding requirements in 2012 by approximately $450 million before an estimated tax impact of $275 million ($175 million after-tax). Funding requirements for future periods will be based on actual asset performance and future interest rates. Pension assets and liabilities are valued annually at December 31 for purposes of determining funded status and future year for FAS expense, CAS expense and cash funding requirements.

The STE Act does not change the calculation of our FAS expense. However, reductions in our required contributions could increase our FAS expense in future years by the amount of expected return that would have applied to the contributions. Our $500 million discretionary pension contribution in 2012 generally offsets the impact to our future year FAS expense that would have resulted from the reduced 2012 funding requirements under the STE Act. In addition, based upon current interest rate projections, the STE Act could have a modest impact on our CAS expense in 2014, when CAS Harmonization incorporates the PPA interest rate into CAS calculations.

The STE Act also increases the insurance premiums that we are required to pay to the Pension Benefit Guarantee Corporation (PBGC). However, we do not expect these increases to have a material effect on our financial position, results of operations or liquidity.

We made the following required and discretionary contributions to our pension plans during the years ended December 31:

(In millions)	2012	2011	2010
Required contributions	$721	$1,078	$1,152
Discretionary contributions	500	750	750
Total	$1,221	$1,828	$1,902

The decrease in required contributions of $357 million in 2012 compared to 2011 was primarily due to the passage of the STE Act as discussed above. Required contributions in 2011 were relatively consistent with 2010. With the passage of the STE Act discussed above, we now expect to make required contributions to our pension and other postretirement benefit plans of approximately $800 million in 2013. The gradual phase out of the STE Act provisions is expected to result in an increase in our required pension contributions in 2014 and beyond to levels comparable to 2010 and 2011 unless interest rates significantly increase. We periodically evaluate whether to make discretionary contributions. Due to the differences in requirements and calculation methodologies, our FAS pension expense or income is not indicative of the funding requirement or amount of government recovery.

Other postretirement benefit payments were $19 million, $18 million and $32 million in 2012, 2011 and 2010, respectively.

Interest Payments—We made interest payments on our outstanding debt of $198 million, $167 million and $134 million in 2012, 2011 and 2010, respectively. The increase in interest payments in 2012 compared to 2011 was principally due to the issuance of $1.0 billion of fixed rate long-term debt in the fourth quarter of 2011. The increase in interest payments in 2011 compared to 2010 was primarily due to interest payments on the 1.625% notes, 3.125% notes, and 4.875% notes issued in the fourth quarter of 2010.

Investing Activities

(In millions)	2012	2011	2010
Net cash provided by (used in) investing activities from continuing operations	$(1,523)	$(1,083)	$(535)
Net cash provided by (used in) investing activities	(1,523)	(1,051)	(535)

The change of $472 million in net cash provided by (used in) investing activities in 2012 compared to 2011 was primarily due to purchases of short-term investments, as described below, partially offset by lower cash payments for acquisitions due to the acquisition of Applied Signal Technology, Inc. in 2011, as described below. The change of $516 million in net cash provided by (used in) investing activities in 2011 compared to 2010 was primarily due to the acquisition of Applied

Signal Technology, Inc., as described below.

Additions to property plant and equipment and capitalized internal use software—Additions to property, plant and equipment and capitalized internal use software were as follows:

(In millions)	2012	2011	2010
Additions to property, plant and equipment	$339	$340	$319
Additions to capitalized internal use software	76	97	67

We expect our property, plant and equipment and capitalized internal use software expenditures to be approximately $360 million and $70 million, respectively, in 2013, consistent with the anticipated needs of our business and for specific investments including program capital assets and facility improvements.

Short-term investments activity—We invest in marketable securities in accordance with our short-term investment policy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. During 2012, we made purchases of short-term investments, comprised of highly rated bank certificates of deposit, of $1,505 million, while sales of short-term investments amounted to $150 million and maturities of short-term investments amounted to $505 million. As of December 31, 2012, our short-term investments had an average maturity of approximately six months.

Acquisitions and Divestitures—In pursuing our business strategies, we acquire and invest in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate. Payments for purchases of acquired companies, net of cash acquired were as follows:

(In millions)	2012	2011	2010
Payments for purchases of acquired companies, net of cash acquired	$301	$645	$152
In December 2012, we acquired the Government Solutions business of SafeNet, Inc., subsequently renamed Raytheon Secure Information Systems, LLC (RSIS) for approximately $280 million in cash, net of cash acquired and exclusive of retention payments. RSIS will be integrated into our Network Centric Systems (NCS) business, within the Integrated Communication Systems product line as the Secure Information Systems product area. RSIS provides advanced encryption capabilities needed by government and industry customers to protect classified data. In connection with this transaction we have preliminarily recorded $197 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, and $75 million of intangible assets, primarily related to technology with an estimated weighted-average life of eight years. We expect to complete the purchase price allocation process in the first quarter of 2013 after the purchase price adjustment process and our final reviews are completed.
Additionally, in 2012 we acquired Teligy, Inc., subsequently renamed Raytheon Teligy, Inc., and an Australian company, Poseidon Scientific Instruments Pty Ltd., for an aggregate of $22 million in cash, net of cash acquired. Raytheon Teligy, Inc. further extends our cybersecurity offerings in wireless communications at Intelligence and Information Systems (IIS). The Poseidon Scientific Instruments Pty Ltd. acquisition is part of our strategy to extend and enhance our Integrated Defense Systems (IDS) offerings. In connection with these acquisitions we recorded $15 million of goodwill, primarily related to expected synergies from combining operations, and $5 million of intangible assets, primarily related to customer relationships and technology with a weighted-average life of six years.
In 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST) for $500 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. RAST provides advanced intelligence, surveillance and reconnaissance (ISR) solutions to enhance global security. The acquisition is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets. Pro forma financial information has not been provided for this acquisition since it is not material. In connection with this acquisition, we recorded $387 million of goodwill, all of which was allocated to our SAS segment, primarily related to expected synergies from combining operations and the value of RAST's assembled workforce, and $89 million in intangible assets, primarily related to contractual relationships, license agreements and trade names with a weighted-average life of seven years.

Additionally, in 2011 we acquired Henggeler Computer Consultants Inc., Pikewerks Corporation and substantially all of the assets of Ktech Corporation for an aggregate of $145 million in cash, net of cash acquired. The Henggeler Computer Consultants Inc. and Pikewerks Corporation acquisitions enhance our cybersecurity and information assurance capabilities at Intelligence and Information Systems (IIS). The Ktech Corporation acquisition is part of our strategy to extend and enhance our Missile Systems (MS) offerings. In connection with these acquisitions, we recorded $112 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $26 million of intangible assets, primarily related to customer relationships, trade names and technology with an initial estimated weighted-average life of seven years.

In 2010, we acquired Trusted Computer Solutions Inc., Technology Associates Inc. and substantially all of the assets of an Australian company, Compucat Research Pty. Ltd, for an aggregate of $152 million in cash, net of cash acquired. These acquisitions enhance our cybersecurity and information assurance capabilities at IIS. In connection with these acquisitions, we recorded $125 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $28 million of intangible assets, primarily related to technology, trade names and customer relationships with a weighted-average life of five years.

Financing Activities

(In millions)	2012	2011	2010
Net cash provided by (used in) financing activities	$(1,246)	$(694)	$(411)

We have used cash provided by operating activities, and proceeds from the issuance of new debt in 2012 and 2011 as our primary source for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change of $552 million in net cash provided by (used in) financing activities in 2012 compared to 2011 was primarily due to the repayments of long-term debt in 2012 offset by the change in the amount of stock repurchased described below. The change of $283 million in net cash provided by (used in) financing activities in 2011 compared to 2010 was primarily due to lower net proceeds from debt issuances and repayments in 2011 compared to 2010, and the lower level of warrants exercised in 2011 compared to 2010.

Debt—In the fourth quarter of 2012, we received proceeds of $1,092 million for the issuance of $1.1 billion fixed rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $970 million of our long-term debt due in 2014 and 2015 at a loss of $29 million pretax, $19 million after-tax, which is included in other expense (income), net.

In the fourth quarter of 2011, we received proceeds of $992 million for the issuance of $1.0 billion fixed rate long-term debt.

In the fourth quarter of 2010, we received proceeds of $1,975 million for the issuance of $2.0 billion fixed rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to U.S. Treasuries, $678 million of our long-term debt due in 2012 and 2013 at a loss of $73 million pretax, $47 million after-tax, which is included in other expense (income), net.

Stock Repurchases—In September 2011, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At December 31, 2012, we had approximately $1.3 billion remaining under this repurchase program. All previous programs have been completed as of December 31, 2012. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Stock repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards, restricted stock units and stock options issued to employees.

Our stock repurchases were as follows:

(In millions)	2012		2011		2010
	$	Shares	$	Shares	$	Shares
Stock repurchased under our stock repurchase programs	$825	15.9	$1,250	27.1	$1,450	29.0
Stock repurchased to satisfy tax withholding obligations	37	0.7	36	0.7	46	0.8
Total stock repurchases	$862	16.6	$1,286	27.8	$1,496	29.8

In May 2010, our stockholders approved the Raytheon 2010 Stock Plan. Under the plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

(In millions, except per share amounts)	2012	2011	2010
Cash dividends per share	$2.00	$1.72	$1.50
Total dividends paid	643	588	536

In March 2012, our Board of Directors authorized a 16% increase to our annual dividend payout rate from $1.72 to $2.00 per share. In March 2011, our Board of Directors authorized a 15% increase in our annual dividend payout rate from $1.50 to $1.72 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $4.7 billion at December 31, 2012, $4.6 billion at December 31, 2011 and $3.6 billion at December 31, 2010. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2041.

Cash and Cash Equivalents and Short-term Investments—Cash and cash equivalents and short-term investments were $4.0 billion at December 31, 2012 and December 31, 2011. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1, and commercial paper of corporations with a minimum long-term debt rating of A+ or A1 and minimum short-term debt rating of A-1 and P-1. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $725 million and $450 million at December 31, 2012 and December 31, 2011, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016, replacing the previous $500 million and $1.0 billion credit facilities, which were both scheduled to mature in November 2012.

Under the $1.4 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at December 31, 2012, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of December 31, 2012 and December 31, 2011, there were no borrowings outstanding under this credit facility. However, we had $2 million and $3 million of outstanding letters of credit at December 31, 2012 and December 31, 2011, respectively, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during 2012 and 2011. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 36.6% at December 31, 2012. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility. We were also required to comply with certain covenants in connection with our previous credit facilities and were in compliance with such covenants in 2011.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of December 31, 2012 to our short and long-term senior unsecured debt:

	Short-Term	Long-Term Senior
Rating Agency	Debt Rating	Debt Rating	Outlook	Date of Last Action
Fitch	F2	A-	Stable	September 2008
Moody’s	P-2	A3	Stable	October 2011
S&P	A-2	A-	Stable	September 2008

Shelf Registrations—We have an effective shelf registration with the SEC, filed in January 2013, which covers the registration of debt securities, common stock, preferred stock and warrants.

CONTRACTUAL OBLIGATIONS
The following is a schedule of our contractual obligations outstanding at December 31, 2012:

	Payment due by period
(In millions)	Total	Less than 1 year (2013)	1–3 years (2014–2015)	3–5 years (2016–2017)	After 5 years (2018 and thereafter)
Debt(1)	$4,783	$—	$—	$—	$4,783
Interest payments	2,932	209	418	418	1,887
Operating leases	962	206	307	184	265
Purchase obligations	7,650	5,985	1,332	244	89
Total	$16,327	$6,400	$2,057	$846	$7,024

(1)	Debt includes scheduled principal payments only.

Purchase obligations in the table above represent enforceable and legally binding agreements with suppliers to purchase goods or services. We enter into contracts with customers, primarily the U.S. Government, which entitle us to full recourse for costs incurred, including purchase obligations, in the event the contract is terminated by the customer for convenience. These purchase obligations are included above notwithstanding the amount for which we are entitled to full recourse from our customers. The table above does not include required pension and other postretirement benefit contributions. We expect to make required pension and other postretirement benefit contributions of approximately $800 million in 2013, exclusive of any U.S. Government recovery. Amounts beyond 2012 for required pension and other postretirement benefit contributions depend upon actuarial assumptions, actual plan asset performance and other factors described under pension costs in Critical Accounting Estimates beginning on page 34. However, based solely on our current assumptions, we expect our funding requirements to be approximately $1 billion in 2014, exclusive of any U.S. Government recovery, and slowly decreasing thereafter.

Interest payments include interest on debt that is redeemable at our option.

As of December 31, 2012 and December 31, 2011, the total amount of unrecognized tax benefits for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $141 million and $178 million, respectively, and was included in accrued retiree benefits and other long-term liabilities. These amounts were not included in the table above because we are unable to make a reasonably reliable estimate of when a cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolutions of those examinations is uncertain.

OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2012, we had no significant off-balance sheet arrangements other than operating leases and guarantees to third parties on behalf of our affiliates as described below in Commitments and Contingencies. Such arrangements are not material to our overall liquidity or capital resources, market risk support or credit risk support as described below.

COMMITMENTS AND CONTINGENCIES
Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs, and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates regarding remediation costs to be incurred were as follows at December 31:

(In millions, except percentages)	2012	2011
Total remediation costs—undiscounted	$202	$227
Weighted-average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$131	$152
Recoverable portion	86	105

We also lease certain government-owned properties and are generally not liable for remediation of preexisting environmental contamination at these sites; as a result, we generally do not provide for these costs in our consolidated financial statements.

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

Environmental remediation costs expected to be incurred are:

(In millions)
2013	$38
2014	18
2015	14
2016	12
2017	11
Thereafter	109

Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2023. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following at December 31:

(In millions)	2012	2011
Guarantees	$255	$256
Letters of Credit	1,474	1,275
Surety Bonds	239	233

Included in guarantees and letters of credit described above were $108 million and $225 million, respectively, at December 31, 2012, and $109 million and $240 million, respectively, at December 31, 2011, related to our Thales-Raytheon Systems Co. Ltd. (TRS) joint venture. We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At December 31, 2012, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2012. At December 31, 2012 and December 31, 2011, we had an estimated liability of $4 million and $6 million, respectively, related to these guarantees and letters of credit.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian Government were current at December 31, 2012.

We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2012, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. To the extent we have entered into purchase obligations that satisfy our offset agreements, those amounts are included in the Contractual Obligations table on page 71. These agreements are designed to return economic value to the foreign country by requiring the contractor to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary country-by-country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

We have completed a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we identified possible areas of concern involving certain practices related to operations in a foreign jurisdiction where we do business. We voluntarily disclosed and shared the results of our review with the SEC and the DoJ. The SEC staff and the DoJ have completed their review of this matter without recommending enforcement action.

On July 22, 2010, RSL was notified by the UKBA that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amount of revenue and costs under the program in the second quarter of 2010. The impact of the UKBA Program Adjustment reduced IIS' total net sales and operating income by $316 million and $395 million, respectively, for the year ended December 31, 2010. The UKBA Program Adjustment also reduced total company diluted earnings per share from continuing operations by $0.75 in the year ended December 31, 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $565 million based on foreign exchange rates as of December 31, 2012) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.

As a result of the Tribunal's decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which is included in the operating expenses of our Intelligence and Information Systems (IIS) segment in the first quarter of 2011.

In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $808 million based on foreign exchange rates as of December 31, 2012) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post-termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $670 million based on foreign exchange rates as of December 31, 2012). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at December 31, 2012 and 2011. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings commenced in late 2012 and we expect to have a decision in 2013.

On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2005 and 2004 incurred costs at our SAS business. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and intend to litigate the issues. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity. In connection with certain of our legal matters, we may be entitled to insurance recovery for qualified legal costs. We do not expect any insurance recovery to have a material impact on the financial exposure that could result from these matters.

ACCOUNTING STANDARDS
New pronouncements issued but not effective until after December 31, 2012, are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of December 31, 2012 and December 31, 2011 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at December 31, 2012 and December 31, 2011.

As of December 31, 2012
Principal Payments and Interest Rate Detail by Contractual Maturity Dates
(In millions, except percentages)

Long—Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$—	$4,783	$4,783	$5,483
Average interest rate	—%	—%	—%	—%	—%	4.372%	4.372%

As of December 31, 2011
Principal Payments and Interest Rate Detail by Contractual Maturity Dates
(In millions, except percentages)

Long—Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$575	$400	$—	$3,683	$4,658	$5,121
Average interest rate	—	—	1.400%	1.625%	—	4.932%	4.210%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,305 million and $941 million at December 31, 2012 and December 31, 2011, respectively.

For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $17 million and $12 million were included in non-current assets and unrealized losses of $14 million and $22 million were included in current liabilities at December 31, 2012 and December 31, 2011, respectively.

Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At December 31, 2012, we had short-term investments with a fair value of $856 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high-quality certificates of deposit).

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by our Audit Committee to audit our financial statements and our internal control over financial reporting and their report follows. Our stockholders ratified the appointment of PricewaterhouseCoopers LLP at the 2012 Annual Meeting of Stockholders.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control – Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included below.

/s/ William H. Swanson	/s/ David C. Wajsgras
William H. Swanson	David C. Wajsgras
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raytheon Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows present fairly, in all material respects, the financial position of Raytheon Company and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
Boston, Massachusetts
February 13, 2013

RAYTHEON COMPANY

CONSOLIDATED BALANCE SHEETS

(In millions, except per share amount) December 31:	2012	2011
Assets
Current assets
Cash and cash equivalents	$3,188	$4,000
Short-term investments	856	—
Contracts in process, net	4,543	4,526
Inventories	381	336
Deferred taxes	96	221
Prepaid expenses and other current assets	182	226
Total current assets	9,246	9,309
Property, plant and equipment, net	1,986	2,006
Deferred taxes	1,367	657
Goodwill	12,756	12,544
Other assets, net	1,331	1,338
Total assets	$26,686	$25,854
Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,398	$2,542
Accounts payable	1,348	1,507
Accrued employee compensation	1,014	941
Other accrued expenses	1,142	1,140
Total current liabilities	5,902	6,130
Accrued retiree benefits and other long-term liabilities	7,854	6,774
Deferred taxes	9	5
Long-term debt	4,731	4,605
Commitments and contingencies (Note 11)
Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 328 and 339 shares outstanding at 2012 and 2011, respectively.	3	3
Additional paid-in capital	2,928	3,523
Accumulated other comprehensive loss	(7,788)	(7,001)
Retained earnings	12,883	11,656
Total Raytheon Company stockholders’ equity	8,026	8,181
Noncontrolling interests in subsidiaries	164	159
Total equity	8,190	8,340
Total liabilities and equity	$26,686	$25,854

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts) Years Ended December 31:	2012	2011	2010
Net sales
Products	$20,380	$20,725	$21,363
Services	4,034	4,066	3,787
Total net sales	24,414	24,791	25,150
Operating expenses
Cost of sales—products	15,712	16,245	17,000
Cost of sales—services	3,380	3,419	3,273
Administrative and selling expenses	1,629	1,672	1,639
Research and development expenses	704	625	625
Total operating expenses	21,425	21,961	22,537
Operating income	2,989	2,830	2,613
Non-operating (income) expense, net
Interest expense	201	172	126
Interest income	(9)	(14)	(12)
Other expense (income), net	18	12	65
Total non-operating (income) expense, net	210	170	179
Income from continuing operations before taxes	2,779	2,660	2,434
Federal and foreign income taxes	878	782	590
Income from continuing operations	1,901	1,878	1,844
Income (loss) from discontinued operations, net of tax	(1)	18	35
Net income	1,900	1,896	1,879
Less: Net income attributable to noncontrolling interests in subsidiaries	12	30	39
Net income attributable to Raytheon Company	$1,888	$1,866	$1,840

Basic earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$5.67	$5.25	$4.84
Income (loss) from discontinued operations, net of tax	—	0.05	0.09
Net income	5.67	5.30	4.94
Diluted earnings per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$5.65	$5.22	$4.79
Income (loss) from discontinued operations, net of tax	—	0.05	0.09
Net income	5.65	5.28	4.88
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$1,889	$1,848	$1,805
Income (loss) from discontinued operations, net of tax	(1)	18	35
Net income attributable to Raytheon Company	$1,888	$1,866	$1,840

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions) Years Ended December 31:	2012	2011	2010
Net income	$1,900	$1,896	$1,879
Other comprehensive income (loss), before tax:
Foreign exchange translation	35	(3)	(18)
Cash flow hedges and interest rate locks	13	(9)	(42)
Unrealized gains (losses) on investments and other, net	(6)	3	(13)
Pension and other employee benefit plans:
Net change in initial net obligation	1	4	4
Prior service (cost) credit arising during period	(2)	45	(15)
Net loss arising during period	(2,217)	(3,688)	(968)
Amortization of prior service cost (credit) included in net periodic pension cost	7	1	(32)
Amortization of net actuarial loss included in net income	942	795	601
Effect of exchange rates	(6)	(2)	5
Pension and other employee benefit plans, net	(1,275)	(2,845)	(405)
Other comprehensive income (loss), before tax	(1,233)	(2,854)	(478)
Income tax (expense) benefit related to items of other comprehensive income	446	999	156
Other comprehensive income (loss), net of tax	(787)	(1,855)	(322)
Total comprehensive income	1,113	41	1,557
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	12	30	39
Comprehensive income attributable to Raytheon Company	$1,101	$11	$1,518

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2012, 2011 and 2010 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2009	$4	$5,545	$(4,824)	$9,102	$9,827	$112	$9,939
Net income				1,840	1,840	39	1,879
Other comprehensive income (loss)			(322)		(322)		(322)
Dividends declared				(552)	(552)		(552)
Distributions and other activity related to noncontrolling interests						(15)	(15)
Common stock plans activity		207			207		207
Warrants exercised		250			250		250
Share repurchases		(1,496)			(1,496)		(1,496)
Balance at December 31, 2010	4	4,506	(5,146)	10,390	9,754	136	9,890
Net income				1,866	1,866	30	1,896
Other comprehensive income (loss)			(1,855)		(1,855)		(1,855)
Dividends declared				(600)	(600)		(600)
Distributions and other activity related to noncontrolling interests						(7)	(7)
Common stock plans activity		180			180		180
Warrants exercised		123			123		123
Share repurchases	(1)	(1,286)			(1,287)		(1,287)
Balance at December 31, 2011	3	3,523	(7,001)	11,656	8,181	159	8,340
Net income				1,888	1,888	12	1,900
Other comprehensive income (loss)			(787)		(787)		(787)
Dividends declared				(661)	(661)		(661)
Distributions and other activity related to noncontrolling interests						(7)	(7)
Common stock plans activity		267			267		267
Share repurchases	—	(862)			(862)		(862)
Balance at December 31, 2012	$3	$2,928	$(7,788)	$12,883	$8,026	$164	$8,190

The accompanying notes are an integral part of the consolidated financial statements.

RAYTHEON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) Years Ended December 31:	2012	2011	2010
Cash flows from operating activities
Net income	$1,900	$1,896	$1,879
(Income) loss from discontinued operations, net of tax	1	(18)	(35)
Income from continuing operations	1,901	1,878	1,844
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	455	444	414
Stock-based compensation	122	102	128
Deferred income taxes	94	376	345
Tax benefit from stock-based awards	(13)	(14)	(21)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(145)	289	24
Inventories	(37)	29	(13)
Prepaid expenses and other current assets	44	(81)	(25)
Accounts payable	(159)	(41)	141
Income taxes receivable/payable	(219)	(49)	419
Accrued employee compensation	75	18	27
Other accrued expenses	3	(150)	175
Other long-term liabilities	(74)	(25)	(344)
Pension and other postretirement benefit plans	(131)	(760)	(1,048)
Other, net	35	86	(174)
Net cash provided by (used in) operating activities from continuing operations	1,951	2,102	1,892
Net cash provided by (used in) operating activities from discontinued operations	6	5	50
Net cash provided by (used in) operating activities	1,957	2,107	1,942
Cash flows from investing activities
Additions to property, plant and equipment	(339)	(340)	(319)
Proceeds from sales of property, plant and equipment	46	—	4
Additions to capitalized internal use software	(76)	(97)	(67)
Purchases of short-term investments	(1,505)	—	—
Sales of short-term investments	150	—	—
Maturities of short-term investments	505	—	—
Payments for purchases of acquired companies, net of cash received	(301)	(645)	(152)
Change in other assets	(3)	(1)	(1)
Net cash provided by (used in) investing activities from continuing operations	(1,523)	(1,083)	(535)
Net cash provided by (used in) investing activities from discontinued operations	—	32	—
Net cash provided by (used in) investing activities	(1,523)	(1,051)	(535)
Cash flows from financing activities
Dividends paid	(643)	(588)	(536)
Issuance of long-term debt, net of offering costs	1,092	992	1,975
Repayments of long-term debt	(970)	—	(678)
Repurchases of common stock	(825)	(1,250)	(1,450)
Proceeds from warrants exercised	—	123	250
Activity under common stock plans	94	22	22
Tax benefit from stock-based awards	13	14	21
Other	(7)	(7)	(15)
Net cash provided by (used in) financing activities	(1,246)	(694)	(411)
Net increase (decrease) in cash and cash equivalents	(812)	362	996
Cash and cash equivalents at beginning of year	4,000	3,638	2,642
Cash and cash equivalents at end of year	$3,188	$4,000	$3,638

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

Revenue Recognition—We use the percentage-of-completion accounting method to account for our long-term contracts associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and related services, such as certain cost-plus service contracts. Under this method, revenue is recognized based on the extent of progress towards completion of the long-term contract. Our analysis of these contracts also contemplates whether contracts should be combined or segmented in accordance with the applicable criteria under GAAP. We combine closely related contracts when all the applicable criteria under GAAP are met. The combination of two or more contracts requires judgment in determining whether the intent of entering into the contracts was effectively to enter into a single project, which should be combined to reflect an overall profit rate. Similarly, we may segment a project, which may consist of a single contract or group of contracts, with varying rates of profitability, only if the applicable criteria under GAAP are met. Judgment also is involved in determining whether a single contract or group of contracts may be segmented based on how the arrangement was negotiated and the performance criteria. The decision to combine a group of contracts or segment a contract could change the amount of revenue and gross profit recorded in a given period.

The selection of the method by which to measure progress towards completion of a contract requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for our long-term contracts unless we believe another method more clearly measures progress towards completion of the contract. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the contract. Contract costs include labor, material and subcontracting costs, as well as an allocation of indirect costs. Revenues, including estimated fees or profits, are recorded as costs are incurred. Due to the nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion (the process for which we describe below in more detail) is complex and subject to many variables. Incentive and award fees generally are awarded at the discretion of the customer or upon achievement of certain program milestones or cost targets. Incentive and award fees, as well as penalties related to contract performance, are considered in estimating profit rates. Estimates of award fees are based on actual awards and anticipated performance, which may include the performance of subcontractors or partners depending on the individual contract requirements. Incentive provisions that increase or decrease earnings based solely on a single significant event generally are not recognized until the event occurs. Such incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Our claims on contracts are recorded only if it is probable that the claim will result in additional contract revenue and the amounts can be reliably estimated.

We have a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

complexity of the work to be performed, the availability of materials, the length of time to complete the contract (to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, cost of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Our operating income included net EAC adjustments resulting from changes in estimates of approximately $613 million, $548 million and $158 million for the years ended December 31, 2012, 2011 and 2010, respectively. These adjustments increased our income from continuing operations attributable to Raytheon Company common stockholders by approximately $398 million ($1.19 per diluted share), $348 million ($0.98 per diluted share), and $75 million ($0.20 per diluted share) for the years ended December 31, 2012, 2011 and 2010, respectively.

To a much lesser extent, we enter into other types of contracts such as service, commercial, or software and licensing arrangements. Revenue under fixed-price service contracts not associated with the design, development, manufacture, or modification of complex aerospace or electronic equipment and commercial contracts generally is recognized upon delivery or as services are rendered once persuasive evidence of an arrangement exists, our price is fixed or determinable, and collectability is reasonably assured. Costs on fixed-price service contracts are expensed as incurred, unless they otherwise qualify for deferral. We recognize revenue on contracts to sell software when evidence of an arrangement exists, the software has been delivered and accepted by the customer, the fee is fixed or determinable, and collection is probable. For software arrangements that include multiple elements, including perpetual software licenses and undelivered items (e.g., maintenance and/or services; subscriptions/term licenses), we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (VSOE) of the fair value of the undelivered elements, and recognize revenue on the perpetual license using the residual method. We base VSOE of each element on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, we recognize the entire arrangement fee ratably over the applicable performance period. Revenue from non-software license fees is recognized over the expected life of the continued involvement with the customer. Royalty revenue is recognized when earned.
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

Research and Development Expenses—Expenditures for Company-sponsored research and development projects and bid and proposal costs are expensed as incurred. Customer-sponsored research and development projects performed under contracts are accounted for as contract costs as the work is performed and included in contracts in process, net in our consolidated balance sheets. Bid and proposal costs were between 40% and 50% of total research and development expenses in 2012, 2011 and 2010.

Federal, Foreign and State Income Taxes—The Company and its domestic subsidiaries provide for federal income taxes on pretax accounting income at rates in effect under existing tax law. Foreign subsidiaries record provisions for income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Other Expense (Income), Net—Other expense (income), net consists primarily of gains and losses from our investments held in rabbi trusts used to fund certain of our non-qualified deferred compensation plans, gains and losses on the early repurchase of long-term debt and certain financing fees.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase.

Short-term Investments—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. Unrealized gains and losses on our available-for-sale securities are recorded in accumulated other comprehensive loss, net of tax. Realized gains and losses on sales of our available-for-sale securities are recorded in other expense (income), net on our consolidated statement of operations. When determined, other than temporary declines in the value of available-for-sale securities are recorded as a loss in earnings. We make such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee's business, if available. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis. There were no securities deemed to have other than temporary improvements or declines in value for the twelve months ended December 31, 2012. In the twelve months ended December 31, 2012, we recorded an unrealized gain on short-term investments of less than $1 million, net of tax, in accumulated other comprehensive loss. In the twelve months ended December 31, 2012, we recorded gains on sales of short-term investments of less than $1 million in other expense (income), net. The amortized cost of these securities closely approximated their fair value as of December 31, 2012.

Contracts in Process, Net—Contracts in process, net are stated at cost plus estimated profit, but not in excess of estimated realizable value. Included in contracts in process are accounts receivable, which include amounts billed and due from customers. We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and collateral to the extent applicable.

Deferred Contract Costs—Included in contracts in process, net are certain costs related to the performance of our U.S. Government contracts which are required to be recorded under GAAP but are not currently allocable to contracts. Such costs are deferred and primarily include a portion of our environmental expenses, asset retirement obligations, certain restructuring costs, deferred state income taxes, workers’ compensation and certain other accruals. At December 31, 2012 and December 31, 2011, net deferred contract costs were approximately $65 million and $190 million, respectively. These costs are allocated to contracts when they are paid or otherwise agreed. We regularly assess the probability of recovery of these costs. This assessment requires us to make assumptions about the extent of cost recovery under our contracts and the amount of future contract activity. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. There were no costs deferred on fixed price service contracts at December 31, 2012 and December 31, 2011.

Pension and other postretirement benefits costs are allocated to our contracts as allowed costs based on the U.S. Government cost accounting standards (CAS). The CAS requirements for pension and other postretirement benefits costs differ from the financial accounting standards (FAS) requirements under GAAP. Given the inability to match with reasonable certainty individual expense and income items between the CAS and FAS requirements to determine specific recoverability, we have not estimated the incremental FAS income or expense to be recoverable under our expected future contract activity, and therefore did not defer any FAS expense for pension and other postretirement benefits plans in 2010–2012. This resulted in $255 million of expense, $337 million of expense, and $187 million of expense in 2012, 2011 and 2010, respectively, reflected in our consolidated results of operations for the difference between CAS and FAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

requirements for our pension and other postretirement benefits plans in those years.

Inventories—Inventories are stated at cost (first-in, first-out or average cost), but not in excess of net realizable value. An impairment for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, future sales expectations and salvage value.

Inventories consisted of the following at December 31:

(In millions)	2012	2011
Materials and purchased parts	$74	$60
Work in process	291	264
Finished goods	16	12
Total	$381	$336

We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $100 million and $121 million in inventories as work in process at December 31, 2012 and December 31, 2011, respectively.

Property, Plant and Equipment, Net—Property, plant and equipment, net are stated at cost less accumulated depreciation. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are expensed. We include gains and losses on the sales of plant and equipment that are allocable to our contracts in overhead as we generally can recover these costs through the pricing of products and services to the U.S. Government. For all other sales or asset retirements, the assets and related accumulated depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is reflected in income.

Provisions for depreciation generally are computed using a combination of accelerated and straight-line methods and are based on estimated useful lives as follows:

Years
Machinery and equipment	3–10
Equipment leased to others	5–10
Buildings	20–45

Leasehold improvements are amortized over the lesser of the remaining life of the lease or the estimated useful life of the improvement.

Impairment of Goodwill and Long-lived Assets—We evaluate our goodwill for impairment annually or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. We perform our annual impairment test as of the first day of the fourth quarter utilizing a two-step methodology that requires us to first identify potential goodwill impairment and then measure the amount of the related goodwill impairment loss, if any. We have identified our operating segments as reporting units under the impairment test assessment criteria outlined in GAAP. In performing our annual impairment test in the fourth quarter of 2012 and 2011, we did not identify any goodwill impairment.

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

Computer Software, Net—Internal use computer software, net, included in other assets, net, which consists primarily of our enterprise-wide software solutions, is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life, generally 10 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Advance Payments and Billings in Excess of Costs Incurred—We receive advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts. We classify advance payments and billings in excess of costs incurred as current liabilities. Costs incurred in excess of billings are classified as contracts in process, net.

Other Comprehensive Income (Loss)—Other comprehensive income (loss) includes foreign exchange translation adjustments, gains and losses on derivative instruments qualified as cash flow hedges, unrealized gains (losses) on investments, and gains and losses associated with pension and other postretirement benefits. The computation of other comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income. The related gross, tax and net amounts for each component were as follows:

(In millions) Year Ended December 31, 2012	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign exchange translation	$35	$—	$35
Cash flow hedges and interest rate locks	13	(5)	8
Unrealized gain (loss) on investments, and other, net	(6)	1	(5)
Pension and other employee benefit plans:
Net change in initial net obligation	1	—	1
Prior service (cost) credit arising during period	(2)	1	(1)
Net loss arising during period	(2,217)	779	(1,438)
Amortization of prior service cost (credit) included in net periodic pension expense	7	(2)	5
Amortization of net actuarial loss included in net income	942	(330)	612
Effect of exchange rates	(6)	2	(4)
Pension and other employee benefit plans, net	(1,275)	450	(825)
Other comprehensive income (loss)	$(1,233)	$446	$(787)

(In millions) Year Ended December 31, 2011	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign exchange translation	$(3)	$—	$(3)
Cash flow hedges and interest rate locks	(9)	3	(6)
Unrealized gain (loss) on investments, and other, net	3	3	6
Pension and other employee benefit plans:
Net change in initial net obligation	4	(2)	2
Prior service (cost) credit arising during period	45	(17)	28
Net loss arising during period	(3,688)	1,290	(2,398)
Amortization of prior service cost (credit) included in net periodic pension expense	1	—	1
Amortization of net actuarial loss included in net income	795	(279)	516
Effect of exchange rates	(2)	1	(1)
Pension and other employee benefit plans, net	(2,845)	993	(1,852)
Other comprehensive income (loss)	$(2,854)	$999	$(1,855)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In millions) Year Ended December 31, 2010	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign exchange translation	$(18)	$—	$(18)
Cash flow hedges and interest rate locks	(42)	15	(27)
Unrealized gain (loss) on investments, and other, net	(13)	—	(13)
Pension and other employee benefit plans:
Net change in initial net obligation	4	(1)	3
Prior service (cost) credit arising during period	(15)	5	(10)
Net loss arising during period	(968)	339	(629)
Amortization of prior service cost (credit) included in net periodic pension expense	(32)	11	(21)
Amortization of net actuarial loss included in net income	601	(211)	390
Effect of exchange rates	5	(2)	3
Pension and other employee benefit plans, net	(405)	141	(264)
Other comprehensive income (loss)	$(478)	$156	$(322)

Accumulated other comprehensive loss (AOCL) consisted of the following at December 31:

(In millions)	2012	2011
Pension and other employee benefit plans	$(7,833)	$(7,008)
Foreign exchange translation	60	25
Cash flow hedges and interest rate locks	(5)	(13)
Unrealized gain (loss) on investments, and other, net	(10)	(5)
Total	$(7,788)	$(7,001)

The defined benefit pension and other employee benefit plans is shown net of tax benefits of $4,218 million and $3,768 million at December 31, 2012 and December 31, 2011, respectively. The cash flow hedges and interest rate locks are shown net of tax benefits of $2 million and $7 million at December 31, 2012 and December 31, 2011, respectively. The unrealized gains on investments and other are shown net-of-tax benefits of $4 million and $3 million at December 31, 2012 and December 31, 2011, respectively. We expect approximately $2 million of after-tax net unrealized gains on our cash flow hedges at December 31, 2012, to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and other employee benefit plans and were $942 million, $795 million and $601 million before tax in 2012, 2011 and 2010, respectively, and $612 million, $516 million and $390 million net of tax in 2012, 2011 and 2010, respectively. This component of AOCL is included in the calculation of net periodic benefit cost (see Note 14: Pension and Other Employee Benefits for additional details).

Translation of Foreign Currencies—Assets and liabilities of foreign subsidiaries are translated at current exchange rates and the effects of these translation adjustments are reported as a component of AOCL in equity. Deferred taxes are not recognized for translation-related temporary differences of foreign subsidiaries as their undistributed earnings are considered to be indefinitely reinvested. Income and expenses in foreign currencies are translated at the average exchange rate during the period. Foreign exchange transaction gains and losses in 2012, 2011 and 2010 were not material.

Treasury Stock—During 2012, our Board of Directors authorized the retirement of all outstanding treasury shares directly held by the Company. As a result, all outstanding treasury shares directly held by the Company were retired in the fourth quarter of 2012, with an offsetting reduction in common stock for the par value and the remaining amount offset in additional paid-in-capital. In addition, our Board of Directors authorized all future share repurchases to be retired immediately upon repurchase. We account for treasury stock under the cost method. Upon retirement the excess over par value is charged against additional paid-in capital. The remaining treasury stock activity relates primarily to stock-based compensation awards and the related shares withheld to settle employee tax obligations. To conform to the current year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

presentations, all prior period amounts related to treasury stock have been reclassified into additional paid-in capital in our consolidated balance sheets and consolidated statements of equity.

Pension and Other Postretirement Benefits Costs—We have pension plans covering the majority of our employees, including certain employees in foreign countries. We calculate our pension costs as required under GAAP, and the calculations and assumptions utilized require judgment. GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes. For purposes of determining pension expense under GAAP, investment gains and losses are spread over three years to develop a market-related value of the assets.

We recognize the funded status of a postretirement benefit plan (defined benefit pension and other benefits) as an asset or liability in our consolidated balance sheets. Funded status represents the difference between the projected benefit obligation of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as demographic or asset gains or losses and the impact of historical plan changes are included in AOCL. Changes in these amounts in future years will be reflected through AOCL and amortized in future pension expense over the estimated average remaining employee service period.

Derivative Financial Instruments—We enter into foreign currency forward contracts with commercial banks to fix the foreign currency exchange rates on specific commitments, payments, and receipts. Our foreign currency forward contracts are transaction driven and relate directly to a particular asset, liability or transaction for which commitments are in place. For foreign currency forward contracts designated and qualified for cash flow hedge accounting, we record the effective portion of the gain or loss on the derivative in AOCL, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings.

We recognize all derivative financial instruments as either assets or liabilities at fair value in our consolidated balance sheets. We measure and record the impact of counterparty credit risk into our valuation and the impact was not material for the years ended December 31, 2012 and 2011. We designate most foreign currency forward contracts as cash flow hedges of forecasted purchases and sales denominated in foreign currencies, and interest rate swaps as fair value hedges of our fixed-rate financing obligations. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Realized gains and losses resulting from these cash flow hedges offset the foreign exchange gains and losses on the underlying transactions being hedged. Gains and losses on derivatives not designated for hedge accounting or representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized currently in net sales or cost of sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts. We also include foreign currency forward contracts that we trade in an active exchange market in our Level 1 assets and liabilities.

Level 2:
Observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or that we corroborate with observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets at December 31, 2012 include investments in marketable securities consisting of highly rated bank certificates of deposit. We did not have any Level 2 assets at December 31, 2011. Our Level 2 liabilities at December 31, 2012 and December 31, 2011 include long-term debt.

Level 3:
Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities. We did not have any Level 3 assets or liabilities at December 31, 2012 and December 31, 2011.

Earnings per Share (EPS)—We compute basic EPS attributable to Raytheon Company common stockholders by dividing income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders, and net income attributable to Raytheon Company, by our weighted-average common shares outstanding, including participating securities outstanding, as described below, during the period. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock, or resulted in the issuance of common stock that would have shared in our earnings. We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders, net income attributable to Raytheon Company, and our actual weighted-average shares and participating securities outstanding rather than the numbers presented within our consolidated financial statements, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our consolidated financial statements. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

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

Employee Stock Plans—Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. The expense is amortized over the service period using the graded vesting method for our restricted stock and restricted stock units and the straight-line amortization method for our LTPP. The related gross excess tax benefit received upon exercise of stock options or vesting of a stock-based award, if any, is reflected in the consolidated statements of cash flows as a financing activity rather than an operating activity.

Risks and Uncertainties—We provide a wide range of technologically advanced products, services and solutions for principally governmental customers in the U.S. and abroad, and are subject to certain business risks specific to that industry. Total sales to the U.S. Government, excluding foreign military sales, were 73%, 74%, and 76% of total net sales in 2012, 2011 and 2010, respectively. Total sales to customers outside the U.S., including foreign military sales through the U.S. Government, were 26%, 25% and 23% of total net sales in 2012, 2011 and 2010, respectively. Sales to the U.S. Government may be affected by changes in procurement policies, budget considerations, changing concepts of national defense, political developments abroad and other factors. Sales to international customers may be affected by changes in the priorities and budgets of international customers, which may be driven by changes in threat environments, geo-political uncertainties, potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties and U.S. foreign policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2: Accounting Standards
New pronouncements issued but not effective until after December 31, 2012, are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 3: Acquisitions
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

In December 2012, we acquired the Government Solutions business of SafeNet, Inc., subsequently renamed Raytheon Secure Information Systems, LLC (RSIS) for approximately $280 million in cash, net of cash acquired and exclusive of retention payments. RSIS will be integrated into our Network Centric Systems (NCS) business, within the Integrated Communication Systems product line as the Secure Information Systems product area. RSIS provides advanced encryption capabilities needed by government and industry customers to protect classified data. In connection with this transaction we have preliminarily recorded $197 million of goodwill related to expected synergies from combining operations and the value of the existing workforce, and $75 million of intangible assets, primarily related to technology with an estimated weighted-average life of eight years. We expect to complete the purchase price allocation process in the first quarter of 2013 after the purchase price adjustment process and our final reviews are completed.
Additionally, in 2012 we acquired Teligy, Inc., subsequently renamed Raytheon Teligy, Inc., and an Australian company, Poseidon Scientific Instruments Pty Ltd., for an aggregate of $22 million in cash, net of cash acquired. Raytheon Teligy, Inc. further extends our cybersecurity offerings in wireless communications at Intelligence and Information Systems (IIS). The Poseidon Scientific Instruments Pty Ltd. acquisition is part of our strategy to extend and enhance our Integrated Defense Systems (IDS) offerings. In connection with these acquisitions we recorded $15 million of goodwill, primarily related to expected synergies from combining operations, and $5 million of intangible assets, primarily related to customer relationships and technology with a weighted-average life of six years.
In 2011, we acquired Applied Signal Technology, Inc., subsequently renamed Raytheon Applied Signal Technology, Inc. (RAST) for $500 million in cash, net of $25 million of cash and cash equivalents acquired, and exclusive of retention and management incentive payments. RAST provides advanced intelligence, surveillance and reconnaissance (ISR) solutions to enhance global security. The acquisition is part of our strategy to extend and enhance our Space and Airborne Systems (SAS) offerings related to certain classified and Department of Defense markets. Pro forma financial information has not been provided for this acquisition since it is not material. In connection with this acquisition, we recorded $387 million of goodwill, all of which was allocated to our SAS segment, primarily related to expected synergies from combining operations and the value of RAST's assembled workforce, and $89 million in intangible assets, primarily related to contractual relationships, license agreements and trade names with a weighted-average life of seven years.
Additionally, in 2011 we acquired Henggeler Computer Consultants Inc., Pikewerks Corporation and substantially all of the assets of Ktech Corporation for an aggregate of $145 million in cash, net of cash acquired. The Henggeler Computer Consultants Inc. and Pikewerks Corporation acquisitions enhance our cybersecurity and information assurance capabilities at Intelligence and Information Systems (IIS). The Ktech Corporation acquisition is part of our strategy to extend and enhance our Missile Systems (MS) offerings. In connection with these acquisitions, we recorded $112 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $26 million of intangible assets, primarily related to customer relationships, trade names and technology with an initial estimated weighted-average life of seven years.

In 2010, we acquired Trusted Computer Solutions Inc., Technology Associates Inc. and substantially all of the assets of an Australian company, Compucat Research Pty. Ltd, for an aggregate of $152 million in cash, net of cash acquired. These acquisitions enhance our cybersecurity and information assurance capabilities at IIS. In connection with these acquisitions, we recorded $125 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $28 million of intangible assets, primarily related to technology, trade names and customer relationships with a weighted-average life of five years.

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

The total amount of goodwill that is expected to be deductible for tax purposes related to these acquisitions was $312 million at December 31, 2012.

A rollforward of goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2010	$765	$1,698	$3,432	$2,616	$2,663	$871	$12,045
Increase for acquisitions	—	77	35	—	387	—	499
Effect of foreign exchange rates and other	—	—	—	—	—	—	—
Balance at December 31, 2011	765	1,775	3,467	2,616	3,050	871	12,544
Increase for acquisitions	2	13	—	197	—	—	212
Effect of foreign exchange rates and other	—	—	—	—	—	—	—
Balance at December 31, 2012	$767	$1,788	$3,467	$2,813	$3,050	$871	$12,756

Note 4: Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments and assets when appropriate. All residual activity relating to our previously-disposed businesses appears in discontinued operations.

During the three months ended April 1, 2012, we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, Raytheon Airline Aviation Services (RAAS), and all operations have ceased. As a result, we have reported the results of RAAS as a discontinued operation for all periods presented. The sale of the remaining operating assets in the year ended December 31, 2012, resulted in a gain of less than $1 million.

Income (loss) from discontinued operations included the following results of RAAS at December 31:

(In millions)	2012	2011	2010
Pretax	$—	$30	$(2)
After-tax	—	19	(1)
No interest expense relating to RAAS was allocated to discontinued operations for the twelve months ended December 31, 2012 and 2011 because there was no debt specifically attributable to discontinued operations.

We retained certain assets and liabilities of our previously-disposed businesses. At December 31, 2012 and December 31, 2011, we had $7 million and $19 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables previously sold by Raytheon Aircraft Company (Raytheon Aircraft). At December 31, 2012 and December 31, 2011, we had $36 million and $44 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities, various contract obligations and aircraft lease obligations. We also retained certain pension assets and obligations which we include in our pension disclosures.

In the divestiture of Flight Options LLC (Flight Options), we agreed to indemnify Flight Options in the event they were assessed and paid excise taxes. In the fourth quarter of 2010, Internal Revenue Service (IRS) appeals proceedings failed to resolve the federal excise tax dispute, and as a result, the IRS assessed Flight Options for excise taxes. As a result, in the fourth quarter of 2010 we recorded a $39 million charge, net of federal tax benefit, in discontinued operations. In the first

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

quarter of 2011, Flight Options paid the assessment. On behalf of Flight Options, we intend to vigorously contest the matter through litigation and, if successful, we would be entitled to recover substantially all of the amounts paid. We also have certain tax obligations relating to disposed businesses.

As further described in Note 15: Income Taxes, during the year ended December 31, 2010, we recorded a $281 million reduction in our unrecognized tax benefits, which included a decrease of $89 million in tax expense from discontinued operations, including interest, primarily related to our previous disposition of Raytheon Engineers and Constructors (RE&C).

Note 5: Contracts in Process, Net
Contracts in process, net consisted of the following at December 31:

	Cost-Type		Fixed-Price		Total
(In millions)	2012	2011	2012	2011	2012	2011
U.S. Government contracts (including foreign military sales):
Billed	$363	$397	$212	$218	$575	$615
Unbilled	956	865	8,890	10,185	9,846	11,050
Progress payments	—	—	(6,870)	(8,392)	(6,870)	(8,392)
	1,319	1,262	2,232	2,011	3,551	3,273
Other customers:
Billed	11	17	545	551	556	568
Unbilled	27	31	1,072	1,327	1,099	1,358
Progress payments	—	—	(659)	(666)	(659)	(666)
	38	48	958	1,212	996	1,260
Allowance for doubtful accounts	—	—	(4)	(7)	(4)	(7)
Total contracts in process, net	$1,357	$1,310	$3,186	$3,216	$4,543	$4,526

The U.S. Government has title to the assets related to unbilled amounts on contracts that provide progress payments. Unbilled amounts are recorded under the percentage-of-completion method and are recoverable from the customer upon shipment of the product, presentation of billings or completion of the contract. Included in unbilled at December 31, 2012 was $120 million which is expected to be collected outside of one year.

Billed and unbilled contracts in process include retentions arising from contractual provisions. At December 31, 2012, retentions were $38 million. We anticipate collecting $22 million of these retentions in 2013 and the balance thereafter.

Note 6: Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following at December 31:

(In millions)	2012	2011
Land	$104	$105
Buildings and improvements	2,503	2,423
Machinery and equipment	3,533	3,440
	6,140	5,968
Accumulated depreciation and amortization	(4,154)	(3,962)
Total	$1,986	$2,006

Depreciation and amortization expense of property, plant and equipment, net was $318 million, $314 million and $304 million in 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7: Other Assets, Net
Other assets, net consisted of the following at December 31:

(In millions)	2012	2011
Marketable securities held in trust	$407	$363
Computer software, net of accumulated amortization of $840 and $762 at December 31, 2012 and 2011, respectively	371	382
Other intangible assets, net of accumulated amortization of $192 and $157 at December 31, 2012 and 2011, respectively	293	266
Other noncurrent assets, net	260	327
Total	$1,331	$1,338

Computer software amortization expense was $88 million in 2012, $87 million in 2011 and $88 million in 2010.

Other intangible assets, net consisted primarily of drawings and intellectual property, and increased $80 million, $115 million and $28 million as a result of acquired businesses in 2012, 2011 and 2010, respectively. These intangible assets are being amortized over their estimated useful lives which range from 2 to 15 years using either a straight-line or accelerated amortization method based upon the pattern of economic benefits we expect to realize from such assets. Amortization expense for other intangible assets was $49 million in 2012, $46 million in 2011 and $28 million in 2010.

Computer software and other intangible asset amortization expense is expected to approximate $143 million for each of the next five years.

Investments, which are included in other noncurrent assets, net above consisted of the following at December 31:

(In millions, except percentages)	Ownership %	2012	2011
Equity method investments
Thales-Raytheon Systems Co. Ltd. (TRS)	50	$69	$80
Other investments	Various	6	7
Total		$75	$87

In 2001, we formed the TRS joint venture. TRS is a system of systems integrator and provides fully customized solutions through the integration of command and control centers, radars, and communication networks. We record our share of the TRS income or loss and other comprehensive income (loss) as a component of cost of sales and AOCL, respectively. We record losses beyond the carrying amount of the investment only when we guarantee obligations of the investee or commit to provide the investee further financial support.

TRS has two major operating subsidiaries, one of which, Thales-Raytheon Systems Co. LLC (TRS LLC), we control and consolidate and is a component of our NCS segment, and the other one, Thales-Raytheon Systems Company S.A.S. (TRS SAS), which we account for using the equity method through our investment in TRS. Of the $69 million investment in TRS, $65 million represents undistributed earnings at December 31, 2012. Our consolidated statements of operations includes net income, which represents net income attributable to Raytheon Company and net income attributable to noncontrolling interests in subsidiaries. Our primary noncontrolling interest relates to TRS LLC. TRS LLC has a joint venture with TRS SAS called Air Command Systems International S.A.S. (ACSI), for which TRS LLC performs work. TRS LLC had $58 million of receivables due from ACSI.

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

Periodically we enter into other equity method investments which are not related to our core operations. We record the income or loss from these investments as a component of other (income) expense, net. We record losses beyond the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

carrying amount of the investment only when we guarantee obligations of the investee or commit to provide the investee further financial support.

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

The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses in our consolidated balance sheets related to foreign currency forward contracts consisted of the following at December 31:

	Asset Derivatives		Liability Derivatives
(In millions)	2012	2011	2012	2011
Derivatives designated as hedging instruments	$13	$11	$12	$17
Derivatives not designated as hedging instruments	4	1	2	5
Total	$17	$12	$14	$22

We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

(In millions)	2012	2011
Effective Portion
Gain (loss) recognized in AOCL	$8	$—
Gain (loss) reclassified from AOCL to operating income	1	10
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in operating income	—	—

Pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges were not material at December 31, 2012 and 2011.

There were no interest rate swaps outstanding for the years ended December 31, 2012 and 2011.

In December 2012, we issued $1.1 billion of fixed rate long-term debt with a maturity of 10 years. In conjunction with the debt issuance, we entered into interest rate lock agreements with a total notional value of $700 million to manage interest rate risk, which resulted in a decrease to AOCL of $3 million to be amortized over the term of the debt issued. As of December 31, 2012, the above referenced interest rate locks were closed out.

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

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,305 million and $941 million at December 31, 2012 and December 31, 2011, respectively. The foreign currency forward contracts at December 31, 2012 have maturities at various dates through 2028 as follows: $744 million in 2013; $298 million in 2014; $95 million in 2015; $92 million in 2016; and $76 million thereafter.

Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At both December 31, 2012 and December 31, 2011, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9: Fair Value Measurements
The estimated fair value of certain financial instruments, including cash and cash equivalents and short-term investments, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $4,731 million and $4,605 million at December 31, 2012 and December 31, 2011, respectively, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $5,483 million and $5,121 million at December 31, 2012 and December 31, 2011, respectively, was determined based on quoted prices in inactive markets, which falls within Level 2 of the fair value measurement hierarchy.

At December 31, 2012, we had short-term investments of $856 million consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 or P-1.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

We did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the year ended December 31, 2012 and December 31, 2011.

The following tables set forth the financial assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy. We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement.

Assets and liabilities measured at fair value on a recurring basis consisted of the following at December 31:

2012 (in millions)	Level 1	Level 2 (A)	Level 3	Total
Assets
Marketable securities held in trust	$407	$—	$—	$407
Short-term investments	—	856	—	856
Foreign currency forward contracts	17	—	—	17
Liabilities
Deferred compensation	251	—	—	251
Foreign currency forward contracts	14	—	—	14

2011 (in millions)	Level 1	Level 2 (A)	Level 3	Total
Assets
Marketable securities held in trust	$363	$—	$—	$363
Foreign currency forward contracts	12	—	—	12
Liabilities
Deferred compensation	223	—	—	223
Foreign currency forward contracts	22	—	—	22
(A) Fair value of Level 2 assets is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date, current commercial paper rate, current certificate of deposit rates and coupon rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10: Notes Payable and Long-term Debt
Notes payable and long-term debt consisted of the following at December 31:

(In millions, except percentages)	2012	2011
$575 notes due 2014, 1.40%	$—	$573
$400 notes due 2015, 1.625%	—	397
$251 notes due 2018, 6.75%	251	251
$340 notes due 2018, 6.40%	338	338
$500 notes due 2020, 4.40%	497	496
$1,000 notes due 2020, 3.125%	991	989
$1,100 notes due 2022, 2.50%	1,092	—
$382 notes due 2027, 7.20%	368	367
$185 notes due 2028, 7.00%	184	184
$600 notes due 2040, 4.875%	591	591
$425 notes due 2041, 4.70%	419	419
Total debt issued and outstanding	$4,731	$4,605

The notes are redeemable by us at any time at redemption prices based on U.S. Treasury rates.

In the fourth quarter of 2012, we received proceeds of $1,092 million for the issuance of $1.1 billion fixed rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasuries, $970 million of our long-term debt due 2014 and 2015 at a loss of $29 million pretax, $19 million after-tax, which is included in other (income) expense, net.
In the fourth quarter of 2011, we received proceeds of $992 million for the issuance of $1.0 billion fixed rate long-term debt.

We may enter into interest rate swap agreements with commercial and investment banks to manage interest rates associated with our financing arrangements.

The adjustments to the principal amounts of long-term debt were as follows at December 31:

(In millions)	2012	2011
Principal	$4,783	$4,658
Unamortized issue discounts	(40)	(40)
Unamortized interest rate hedging costs	(12)	(13)
Total	$4,731	$4,605

There are no aggregate amounts of principal payments due on long-term debt for the next five years.

In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016, replacing the previous $500 million and $1.0 billion credit facilities, both scheduled to mature in November 2012.

Under the $1.4 billion credit facility, we can borrow, issue letters of credit and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at December 31, 2012, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of December 31, 2012 and December 31, 2011, there were no borrowings outstanding under this credit facility. However, we had $2 million and $3 million of outstanding letters of credit at December 31, 2012 and December 31, 2011, respectively, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during 2012 and 2011. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility, was 36.6% at December 31, 2012. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility. We were also required to comply with certain covenants in connection with our previous credit facilities and were in compliance with such covenants in 2011.

Total cash paid for interest on notes payable and long-term debt was $198 million, $167 million and $134 million in 2012, 2011 and 2010, respectively.

Note 11: Commitments and Contingencies
Leases—At December 31, 2012, we had commitments under long-term leases requiring annual rentals on a net lease basis as follows:

(In millions)
2013	$206
2014	168
2015	139
2016	109
2017	75
Thereafter	265

Rent expense was $258 million, $271 million and $306 million in 2012, 2011 and 2010, respectively. In the normal course of business, we lease equipment, office buildings and other facilities under leases that include standard escalation clauses for adjusting rent payments to reflect changes in price indices, as well as renewal options.

At December 31, 2012, we had commitments under agreements to outsource a portion of our information technology function, which have no minimum annual payments.

Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs, and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process. Our estimates regarding remediation costs to be incurred were as follows at December 31:

(In millions, except percentages)	2012	2011
Total remediation costs—undiscounted	$202	$227
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$131	$152
Recoverable portion	86	105

We also lease certain government-owned properties and are generally not liable for remediation of preexisting environmental contamination at these sites; as a result, we generally do not provide for these costs in our consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Environmental remediation costs expected to be incurred are:

(In millions)
2013	$38
2014	18
2015	14
2016	12
2017	11
Thereafter	109

Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2023. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following at December 31:

(In millions)	2012	2011
Guarantees	$255	$256
Letters of Credit	1,474	1,275
Surety Bonds	239	233

Included in guarantees and letters of credit described above were $108 million and $225 million, respectively, at December 31, 2012, and $109 million and $240 million, respectively, at December 31, 2011, related to our joint venture in TRS. We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At December 31, 2012, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at December 31, 2012. At December 31, 2012 and December 31, 2011, we had an estimated liability of $4 million and $6 million, respectively, related to these guarantees and letters of credit.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian Government were current at December 31, 2012.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At December 31, 2012, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring the contractor to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary country-by-country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

We have completed a self-initiated internal review of certain of our international operations, focusing on compliance with the Foreign Corrupt Practices Act. In the course of the review, we identified possible areas of concern involving certain practices related to operations in a foreign jurisdiction where we do business. We voluntarily disclosed and shared the results of our review with the SEC and the DoJ. The SEC staff and the DoJ have completed their review of this matter without recommending enforcement action.

On July 22, 2010, RSL was notified by the UKBA that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amount of revenue and costs under the program in the second quarter of 2010. The impact of the UKBA Program Adjustment reduced IIS' total net sales and operating income by $316 million and $395 million, respectively, for the year ended December 31, 2010. The UKBA Program Adjustment also reduced total company diluted earnings per share from continuing operations by $0.75 in the year ended December 31, 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $565 million based on foreign exchange rates as of December 31, 2012) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a result of the Tribunal's decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which is included in the operating expenses of our Intelligence and Information Systems (IIS) segment in the first quarter of 2011.

In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $808 million based on foreign exchange rates as of December 31, 2012) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the total gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $670 million based on foreign exchange rates as of December 31, 2012). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability.

The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at December 31, 2012 and 2011. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity. Arbitration hearings commenced in late 2012 and we expect to have a decision in 2013.
On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2005 and 2004 incurred costs at our SAS business. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and intend to litigate the issues. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.
In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity. In connection with certain of our legal matters, we may be entitled to insurance recovery for qualified legal costs. We do not expect any insurance recovery to have a material impact on the financial exposure that could result from these matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Product Warranty—We provide for product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.

Activity related to product warranty accruals was as follows:

(In millions)	2012	2011	2010
Beginning balance	$38	$43	$39
Provisions for warranties	5	4	14
Warranty services provided	(10)	(9)	(10)
Ending balance	$33	$38	$43

We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 12: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

(In millions)	2012	2011	2010
Beginning balance	338.9	359.4	377.9
Warrants exercised	—	3.3	6.7
Stock plans activity	5.8	4.0	4.6
Stock repurchases	(16.6)	(27.8)	(29.8)
Ending balance	328.1	338.9	359.4

On May 27, 2010, our stockholders approved the Raytheon 2010 Stock Plan pursuant to which we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

In September 2011, our Board of Directors authorized the repurchase of up to an additional $2.0 billion of our outstanding common stock. At December 31, 2012, we had approximately $1.3 billion remaining under this repurchase program. All previous repurchase programs had been completed as of December 31, 2012. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Stock repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards, restricted stock units and stock options issued to employees.

Our stock repurchases were as follows:

(In millions)	2012		2011		2010
	$	Shares	$	Shares	$	Shares
Stock repurchased under our stock repurchase programs	$825	15.9	$1,250	27.1	$1,450	29.0
Stock repurchased to satisfy tax withholding obligations	37	0.7	36	0.7	46	0.8
Total stock repurchases	$862	16.6	$1,286	27.8	$1,496	29.8

In March 2012, our Board of Directors authorized a 16% increase to our annual dividend payout rate from $1.72 to $2.00 per share. Our Board of Directors declared cash dividends of $2.00, $1.72 and $1.50 per share in 2012, 2011 and 2010, respectively.

On October 4, 2012 our Board of Directors authorized the retirement of all outstanding treasury shares directly held by us. As a result, all outstanding treasury shares directly held by us were retired in the fourth quarter of 2012, with an offsetting reduction in common stock for the par value and the remaining amount offset in additional paid-in capital. In addition, our Board of Directors authorized all future share repurchases to be retired immediately upon repurchase. As a result, all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amounts related to treasury stock have been reclassified into additional paid-in capital on our consolidated balance sheets and consolidated statements of equity. The cumulative amounts related to prior period treasury stock that have been reclassified into additional paid-in capital were $8,153 million and $6,900 million at December 31, 2011 and 2010, respectively.

Earnings Per Share (EPS)
EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	2012	2011	2010
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$1.98	$1.71	$1.48
Undistributed earnings	3.69	3.54	3.36
Total	$5.67	$5.25	$4.84
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$1.98	$1.70	$1.47
Undistributed earnings	3.67	3.52	3.32
Total	$5.65	$5.22	$4.79

Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards were a loss of less than $0.01, earnings of $0.05 and earnings of $0.09 for 2012, 2011 and 2010, respectively.

The amount of income from continuing operations attributable to participating securities was $36 million for 2012, $31 million for 2011 and $29 million for 2010. The amount of income (loss) from discontinued operations attributable to participating securities was a loss of less than $1 million for 2012, and income of less than $1 million for 2011 and 2010. The amount of net income attributable to participating securities was $36 million for 2012, $31 million for 2011 and $29 million for 2010.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

(In millions)	2012	2011	2010
Shares for basic EPS (including 6.3 participating securities for 2012, 5.8 for 2011, and 5.9 for 2010)	333.2	351.7	372.7
Dilutive effect of stock options and LTPP	1.0	1.4	2.4
Dilutive effect of warrants	—	0.5	1.9
Shares for diluted EPS	334.2	353.6	377.0

There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS in 2012, 2011 and 2010. Stock options to purchase the following number of shares of common stock had exercise prices that were less than the average market price (dilutive) of our common stock and were included in our calculations of diluted EPS:

(In millions)	2012	2011	2010
Stock options included in the calculation of EPS (dilutive)	0.9	4.4	6.5

Our Board of Directors is authorized to issue up to 200 million shares of preferred stock, $0.01 par value per share, in multiple series with terms as determined by them. There were no shares of preferred stock outstanding at December 31, 2012 and December 31, 2011.

Warrants to purchase shares of our common stock with an exercise price of $37.50 per share, were included in our calculations of diluted EPS at December 31, 2011 and 2010. These warrants expired in June 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13: Stock-based Compensation Plans
We recorded $122 million, $102 million and $128 million of expense related to stock-based compensation in 2012, 2011 and 2010, respectively. We recorded $37 million, $34 million and $43 million as a tax benefit related to stock-based compensation in 2012, 2011 and 2010, respectively.

At December 31, 2012, there was $171 million of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over a weighted-average period of 1.6 years.

At December 31, 2012, we had stock-based compensation awards outstanding under a number of stock plans, including our 2010 Stock Plan. Future grants of awards will be made from the 2010 Stock Plan and not from our prior plans.

Shares issued as a result of stock awards, stock option exercises or conversion of restricted stock unit awards will be funded through the issuance of new shares. Of the 41.8 million shares authorized under our stock plans, there were 8.3 million shares available for awards under such plans as of December 31, 2012.

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

Restricted stock activity was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	5,593	$51.78
Granted	1,932	52.37
Vested	(1,697)	54.02
Forfeited	(385)	51.62
Outstanding at December 31, 2010	5,443	51.30
Granted	2,089	49.63
Vested	(1,701)	52.25
Forfeited	(292)	51.25
Outstanding at December 31, 2011	5,539	50.38
Granted	2,370	50.38
Vested	(1,733)	51.78
Forfeited	(338)	50.07
Outstanding at December 31, 2012	5,838	$49.98

Long-Term Performance Plan (LTPP)
In 2004, we established the LTPP, which provides for restricted stock unit awards granted from our stock plans to our senior leadership. These awards vest at the end of a three-year performance cycle based upon the achievement of specific pre-established levels of performance.

The performance goals for the three outstanding performance cycles at December 31, 2012, are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow (CFCF), weighted at 25%.

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

LTPP activity related to the expected units was as follows:

	Units (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	1,661	$57.65
Granted	439	55.74
Decrease	(194)	56.21
Vested	(746)	53.33
Forfeited	(88)	53.39
Outstanding at December 31, 2010	1,072	50.34
Granted	458	52.33
Decrease	(66)	57.83
Vested	(473)	74.79
Outstanding at December 31, 2011	991	50.07
Granted	484	50.83
Increase	407	53.32
Vested	(462)	46.04
Outstanding at December 31, 2012	1,420	$52.57

The increase (decrease) above relates to changes in the amount of expected awards as achievement is measured against performance goals.

Stock Options
In 2004, we changed the primary form of our broad-based equity compensation from stock options to restricted stock. There have been no stock options granted since 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock option activity was as follows:

	Shares (in thousands)	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	8,732	$35.28	2.3	$142
Exercised	(2,167)	30.15
Forfeited or expired	(115)	24.40
Outstanding at December 31, 2010	6,450	37.23	1.5	59
Exercised	(1,867)	33.73
Forfeited or expired	(185)	30.85
Outstanding at December 31, 2011	4,398	38.98	0.8	41
Exercised	(3,238)	40.61
Forfeited or expired	(271)	44.00
Outstanding at December 31, 2012	889	$31.56	0.5	$23
Exercisable at December 31, 2012	889	$31.56	0.5	$23

The total intrinsic value of options exercised in the years ended December 31, 2012, 2011 and 2010 was $38 million, $29 million and $51 million, respectively.

As of December 31, 2012 and December 31, 2011 all outstanding options were fully vested and exercisable. No options vested during the years ended December 31, 2012 and December 31, 2011.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

Exercise Price Range	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
27.29 to 30.50	50	0.6	$28.93
30.51 to 31.55	762	0.4	$31.44
31.56 to 41.50	77	1.6	$34.41
Total	889	0.5	$31.56

Shares exercisable at the corresponding weighted-average exercise price at December 31, 2012, 2011 and 2010, were 0.9 million at $31.56, 4.4 million at $38.98 and 6.5 million at $37.23, respectively.

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

The fair value of plan assets for our domestic and foreign Pension Benefit plans was $16,733 million and $717 million at December 31, 2012, respectively, and $14,931 million and $621 million at December 31, 2011, respectively.

We maintain a defined contribution plan that includes a 401(k) plan. Covered employees hired or rehired after January 1, 2007, are eligible for a Company contribution based on age and service, instead of participating in our pension plans. These and other covered employees are eligible to contribute up to a specific percentage of their pay to the 401(k) plan. We match the employee’s contribution, generally up to 3% or 4% of the employee’s pay, which is invested in the same way as employee contributions. Total expense for our match was $272 million, $273 million and $275 million in 2012, 2011 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2010, respectively.

At December 31, 2012 and December 31, 2011, there was $12.1 billion and $11.0 billion invested in our defined contribution plan, respectively. At December 31, 2012 and December 31, 2011, $1.0 billion and $1.1 billion of these amounts were invested in our stock fund, respectively.

We also maintain additional contractual pension benefits agreements for certain of our executive officers. The liability associated with such agreements was $36 million and $35 million at December 31, 2012 and December 31, 2011, respectively.

Contributions and Benefit Payments
We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the funded status at the beginning of the year. In July 2012, the Surface Transportation Extension act, which is also referred to as the Moving ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief due to the low interest rate environment. The provision reduced our cash funding requirements in 2012. We made required contributions of $740 million, $1,096 million and $1,184 million in 2012, 2011 and 2010, respectively, to our pension and other postretirement benefit plans. We made discretionary contributions of $500 million in 2012 and $750 million in both 2011 and 2010. We periodically evaluate whether to make additional discretionary contributions. We expect to make required contributions of approximately $775 million and $25 million to our pension and other postretirement benefit plans, respectively, in 2013.

The table below reflects the total Pension Benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other Benefit payments reflect our portion only.

(In millions)	Pension Benefits	Other Benefits
2013	$1,419	$56
2014	1,469	57
2015	1,514	57
2016	1,511	57
2017	1,504	57
Thereafter (next 5 years)	7,824	279

Defined Benefit Retirement Plan Summary Financial Information
The tables below outline the components of net periodic benefit cost and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Components of Net Periodic Benefit Cost	Pension Benefits
(In millions)	2012	2011	2010
Service cost	$516	$471	$442
Interest cost	1,047	1,069	1,058
Expected return on plan assets	(1,422)	(1,272)	(1,215)
Amounts reflected in net funded status	141	268	285
Amortization of prior service cost	10	11	13
Recognized net actuarial loss	939	792	596
Loss due to curtailments/settlements	3	2	2
Amounts reclassified during the year	952	805	611
Net periodic benefit cost	$1,093	$1,073	$896

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net periodic benefit cost also includes expense from foreign Pension Benefits plans of $7 million, $11 million and $21 million in 2012, 2011 and 2010, respectively.

Components of Net Periodic Benefit Cost (Credit)	Other Benefits
(In millions)	2012	2011	2010
Service cost	$8	$9	$9
Interest cost	38	41	48
Expected return on plan assets	(31)	(34)	(32)
Amounts reflected in net funded status	15	16	25
Amortization of transition obligation	1	4	4
Amortization of prior service credit	(3)	(10)	(45)
Recognized net actuarial loss	3	3	5
Amounts reclassified during the year	1	(3)	(36)
Net periodic benefit cost (credit)	$16	$13	$(11)

Funded Status – Amounts Recognized on our Balance Sheets	Pension Benefits		Other Benefits
(In millions) December 31:	2012	2011	2012	2011
Noncurrent assets	$—	$2	$—	$—
Current liabilities	(69)	(51)	(13)	(16)
Noncurrent liabilities	(7,138)	(6,012)	(397)	(400)
Net amount recognized on our balance sheets	$(7,207)	$(6,061)	$(410)	$(416)

Reconciliation of Amounts Recognized on our Balance Sheets	Pension Benefits		Other Benefits
(In millions) December 31:	2012	2011	2012	2011
Accumulated other comprehensive loss:
Initial net obligation	$—	$—	$—	$(1)
Prior service (cost) credit	(22)	(31)	7	10
Net loss	(11,913)	(10,626)	(123)	(128)
Accumulated other comprehensive loss	(11,935)	(10,657)	(116)	(119)
Accumulated contributions in excess (below) net periodic benefit or cost	4,728	4,596	(294)	(297)
Net amount recognized on our balance sheets	$(7,207)	$(6,061)	$(410)	$(416)

Sources of Change in Accumulated Other Comprehensive Loss	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Amortization of initial net obligation	$—	$—	$1	$4
Net change initial net obligation	—	—	1	4
Prior service (cost) credit arising during period	(2)	45	—	—
Amortization of prior service cost (credit) included in net income	10	11	(3)	(10)
Net change in prior service (cost) credit not recognized in net income during that period	8	56	(3)	(10)
Actuarial gain (loss) arising during period	(2,219)	(3,624)	2	(64)
Amortization of net actuarial (gain) loss included in net income	939	792	3	3
Net change in actuarial gain (loss) not included in net income during the period	(1,280)	(2,832)	5	(61)
Effect of exchange rates	(6)	(2)	—	—
Total change in accumulated other comprehensive loss during period	$(1,278)	$(2,778)	$3	$(67)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amounts in accumulated other comprehensive loss at December 31, 2012 expected to be recognized as components of net periodic benefit cost in 2013 are as follows:

Adjustments to Accumulated Other Comprehensive Loss (in millions)	Pension Benefits	Other Benefits
Amortization of net loss	$(1,169)	$(4)
Amortization of transition obligation	—	—
Amortization of prior service (cost) credit	(9)	3
Total	$(1,178)	$(1)

The projected benefit obligation (PBO), accumulated benefit obligation (ABO) and asset values for our domestic qualified pension plans were $23,082 million, $20,828 million, and $16,733 million, respectively, as of December 31, 2012 and $20,290 million, $18,302 million, and $14,931 million, respectively, as of December 31, 2011. The PBO represents the present value of Pension Benefits earned through the end of the year, with allowance for future salary increases. The ABO is similar to the PBO, but does not provide for future salary increases.

The PBO and fair value of plan assets for Pension Benefits plans with PBOs in excess of plan assets were $24,657 million and $17,450 million, respectively, at December 31, 2012, and $21,592 million and $15,529 million, respectively, at December 31, 2011.

The ABO and fair value of plan assets for Pension Benefits plans with ABOs in excess of plan assets were $22,252 million and $17,411 million, respectively, at December 31, 2012 and $19,464 million and $15,481 million, respectively, at December 31, 2011. The ABO for all Pension Benefits plans was $22,288 million and $19,532 million at December 31, 2012 and December 31, 2011, respectively.

The tables below provide a reconciliation of benefit obligations, plan assets, funded status and related actuarial assumptions of our domestic and foreign Pension Benefits and Other Benefits plans.

Change in Projected Benefit Obligation	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Projected benefit obligation at beginning of year	$21,613	$19,138	$812	$788
Service cost	516	471	8	9
Interest cost	1,047	1,069	38	41
Plan participants’ contributions	18	19	44	46
Amendments	2	(45)	—	—
Plan curtailments/settlements	(5)	—	—	—
Actuarial loss (gain)	2,670	2,205	13	26
Foreign exchange loss (gain)	29	1	—	—
Benefits paid	(1,233)	(1,245)	(97)	(98)
Net transfer in	—	—	—	—
Projected benefit obligation at end of year	$24,657	$21,613	$818	$812

The PBO for our domestic and foreign Pension Benefits plans was $23,836 million and $821 million, respectively at December 31, 2012 and $20,905 million and $708 million, respectively, at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Change in Plan Assets	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$15,552	$15,099	$396	$433
Actual return (loss) on plan assets	1,868	(148)	46	(3)
Company contributions	1,221	1,828	19	18
Plan participants’ contributions	18	19	44	46
Plan settlements	(3)	—	—	—
Foreign exchange gain (loss)	27	(1)	—	—
Benefits paid	(1,233)	(1,245)	(97)	(98)
Net transfer in	—	—	—	—
Fair value of plan assets at end of year	$17,450	$15,552	$408	$396

Retirement Plan Assumptions

Weighted-Average Net Periodic Benefit Cost Assumptions	Pension Benefits
	2012	2011	2010
Discount rate	5.00%	5.73%	6.23%
Expected long-term rate of return on plan assets	8.68%	8.68%	8.68%
Rate of compensation increase
Range	2% -7%	2% -7%	2% -7%
Average	4.40%	4.50%	4.51%

Weighted-Average Net Periodic Benefit Cost Assumptions	Other Benefits
	2012	2011	2010
Discount rate	5.00%	5.50%	6.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase
Range	2% -7%	2% -7%	2% -7%
Average	4.50%	4.50%	4.50%
Health care trend rate in the next year	4.00%	4.00%	7.00%
Gradually declining to an ultimate trend rate	4.00%	4.00%	4.00%
Year that the rate reaches ultimate trend rate	*	*	2027
 * Currently at the ultimate trend rate.

Weighted-Average Year-End Benefit Obligation Assumptions	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.15%	5.00%	4.00%	5.00%
Rate of compensation increase
Range	2% -7%	2% -7%	2% -7%	2% - 7%
Average	4.40%	4.40%	4.50%	4.50%
Health care trend rate in the next year			4.00%	4.00%
Gradually declining to an ultimate trend rate of			4.00%	4.00%
Year that the rate reaches the ultimate trend rate			*	*
 * Currently at the ultimate trend rate.

The weighted-average discount rate for our domestic Pension Benefits plans was 4.15% and 5.00% at December 31, 2012 and December 31, 2011, respectively. Our foreign Pension Benefits plan assumptions have been included in the Pension Benefits assumptions in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The long-term rate of return on plan assets (ROA) represents the average rate of earnings expected over the long term on the assets invested to provide for anticipated future benefit payment obligations. We employ a “building block” approach in determining the long-term ROA assumption. Historical markets are studied and long-term relationships between equities and fixed income are assessed. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term ROA assumption is also established giving consideration to investment diversification, rebalancing and active management of the investment portfolio. Also, historical returns are reviewed to assess reasonableness and appropriateness.

In validating the 2012 long-term ROA assumption, we reviewed our pension plan asset performance since 1986. Our average actual annual rate of return since 1986 has exceeded our estimated 8.75% assumed return. Based upon these analyses and our internal investing targets, we determined our long-term ROA assumption for our domestic pension plans in 2012 was 8.75%, consistent with our 2011 assumption. Our domestic pension plans’ actual rates of return were approximately 12%, (1)% and 11% for 2012, 2011 and 2010, respectively. The difference between the actual rate of return and our long-term ROA assumption is included in deferred losses. If we significantly change our long-term investment allocation or strategy, then our long-term ROA assumption could change.

The long-term ROA assumptions for foreign Pension Benefits plans are based on the asset allocations and the economic environment prevailing in the locations where the Pension Benefits plans reside. Foreign pension assets do not make up a significant portion of the total assets for all of our Pension Benefits plans.

The effect of a 1% increase or (decrease) in the assumed health care trend rate for each future year for the aggregate of service cost and interest cost is less than $1 million and for the accumulated postretirement benefit obligation is $10 million or $(9) million, respectively.

Plan Assets
Substantially all our domestic Pension Benefit Plan (Plan) assets, which consist of investments in cash and cash equivalents, publicly traded U.S. and international equity securities, private equity funds, private real estate funds, fixed-income securities, commingled funds and other investments such as insurance contracts, derivatives and repurchase agreements, are held in a master trust, which was established for the investment of assets of our Company-sponsored retirement plans. The assets of the master trust are overseen by our Investment Committee comprised of members of senior management drawn from appropriate diversified levels of the executive management team.

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

The investment policy asset allocation ranges for the Plan, as set by the Investment Committee, for the year ended December 31, 2012 were as follows:

Asset Category
U.S. equities	25% - 35%
International equities	15% - 25%
Fixed-income securities	25% - 40%
Cash and cash equivalents	1% - 10%
Private equity and private real estate	3% - 10%
Other (including absolute return funds)	5% - 20%

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

Consistent with the objective of maximizing return while minimizing risk, multiple investment strategies are employed to diversify risk such that no single investment or manager holding presents a significant exposure to the total investment portfolio. Plan assets are invested in numerous diversified strategies with the intent to minimize correlations. This allows for diversification of returns. Plan assets can be invested in funds that track an index and are designed to achieve diversification across the related indices. The Plan had $3 billion invested in such funds across 3 indices as of December 31, 2012. Other than funds that track an index, no individual investment strategy represented more than 10% of the Plan as of December 31, 2012. Further, within each separate account strategy, guidelines are established which set forth the list of authorized investments, the typical portfolio characteristics and diversification required by limiting the amount that can be invested by sector, country and issuer.

The Plan’s investments are stated at fair value. Investments in equity securities (common and preferred) are valued at the last reported sales price when an active market exists. Investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in private equity funds and private real estate funds are estimated at fair market value which primarily utilizes net asset values reported by the investment manager or fund administrator. We review independently appraised values, audited financial statements and additional pricing information to evaluate the net asset values. For the very limited group of securities and other assets for which market quotations are not readily available or for which the above valuation procedures are deemed not to reflect fair value, additional information is obtained from the investment manager and evaluated internally to determine whether any adjustments are required to reflect fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of our Plan assets by asset category and by level (as described in Note 1: Summary of Significant Accounting Policies) at December 31, 2012 and December 31, 2011 were as follows:

Fair Value Measurements at December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equities
All capitalization(1)	$4,626	$1,817	$2,809	$—
International equities
Developed markets(1)	2,350	1,834	516	—
Emerging markets(1)	658	553	105	—
Fixed-income securities
U.S. Government and agency securities	69	69	—	—
Corporate debt securities/instruments
Investment grade bonds(2)	1,989	—	1,989	—
Non-investment grade bonds(2)	336	—	336	—
Emerging market debt	181	181	—	—
Core fixed-income(3)	1,519	1,281	238	—
Global multi-sector fixed-income(4)	202	—	202	—
Fixed-income hedge funds(5)	297	—	230	67
Securitized(6)	480	—	480	—
Cash and cash equivalents(7)	868	333	535	—
Other funds
Absolute return funds(8)
Relative value(9)	358	—	358	—
Event driven(10)	203	—	131	72
Equity hedge(11)	118	—	113	5
Macro(12)	1,065	—	962	103
Multi-strategy funds(13)	501	501	—	—
Private equity funds(14)	406	—	—	406
Private real estate funds	299	—	—	299
Insurance contracts	25	—	—	25
Payable for securities lending collateral(15)	(15)	—	(15)	—
Other(16)	198	6	—	192
Total	$16,733	$6,575	$8,989	$1,169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value Measurements at December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3
U.S. equities
All capitalization(1)	$4,590	$2,804	$1,786	$—
International equities
Developed markets(1)	1,860	1,520	340	—
Emerging markets(1)	471	410	61	—
Fixed-income securities
U.S. Government and agency securities	540	525	15	—
Corporate debt securities/instruments
Investment grade bonds(2)	1,515	69	1,446	—
Non-investment grade bonds(2)	458	—	458	—
Emerging market debt	112	—	112	—
Core fixed-income(3)	890	619	271	—
Global multi-sector fixed-income(4)	341	139	202	—
Fixed-income hedge funds(5)	502	—	449	53
Securitized(6)	307	—	307	—
Cash and cash equivalents(7)	1,093	485	608	—
Other funds
Absolute return funds(8)
Relative value(9)	306	—	283	23
Event driven(10)	275	—	218	57
Equity hedge(11)	151	—	151	—
Macro(12)	785	—	763	22
Multi-strategy funds(13)	193	193	—	—
Private equity funds(14)	301	—	—	301
Private real estate funds	182	—	—	182
Insurance contracts	25	—	—	25
Payable for securities lending collateral(15)	(63)	—	(63)	—
Other(16)	97	8	—	89
Total	$14,931	$6,772	$7,407	$752

(1)	U.S. and International equities primarily include investments across the spectrum of large, medium and small market capitalization stocks.

(2)
Investment grade bonds are fixed-income securities with a rating equivalent to a Standard & Poors rating of BBB- or better. Non-investment grade bonds have a rating equivalent to a Standard & Poors rating of BB+ or less.

(3)	Core fixed-income securities are funds that invest primarily in intermediate-term high quality domestic bonds issued by various governmental or private sector entities.

(4)
Global multi-sector fixed-income investments are funds that invest globally among several sectors including governments, investment grade corporate bonds, high yield corporate bonds and emerging market bonds.

(5)
Fixed-income hedge funds can employ numerous strategies and seek to hedge some of the risk inherent in their investments by using a variety of methods, including short selling and derivative instruments.

(6)
Securitized fixed-income securities pool together various cash flow producing financial assets that are structured in a way that can achieve desired targeted credit, maturity or other characteristics and are typically collateralized by residential mortgages, commercial mortgages and other assets.

(7)
Cash and cash equivalents are invested in highly liquid money market funds. Included in cash and cash equivalents is excess cash in investment manager accounts. This cash is available for immediate use and is used to fund daily operations and execute the investment policy. This amount is not considered to be part of the cash target allocation set forth in the investment policy.

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

(11)
Equity hedge fund strategies invest in global public equity securities, equity related options and derivatives and employ short selling with the objective of generating higher risk-adjusted returns than traditional investments in equity.

(12)	Macro fund strategies invest in futures, broad market indices and other financial instruments and seek to either generate positive returns regardless of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

market conditions or take advantage of global capital flows.

(13)	Multi-strategy funds allocate investments tactically across all asset classes globally based upon relative valuations to achieve maximum returns.

(14)	Private equity funds are predominantly invested in the U.S. and Western Europe.

(15)
The Plan participates in a securities lending program with the Trustee that is limited to a maximum of $15 million as of December 31, 2012. The program allows the Trustee to loan securities, which are assets of the Plan, to approved brokers (Borrowers). The Trustee requires Borrowers, pursuant to a security loan agreement, to deliver collateral to secure each loan. The Plan bears the risk of loss with respect to the unfavorable change in fair value of the invested cash collateral. The market value of securities on loan is reflected in the various asset categories above. Loaned securities were predominantly U.S. equities, International equities, corporate bonds and U.S. Government bonds or treasuries. Cash collateral obligations of $15 million and $63 million were received for securities on loan as of December 31, 2012 and December 31, 2011, respectively. The cash collateral obligations have decreased and will continue to decrease until the Plan exits the program. Cash collateral was invested in a separately maintained and managed cash collateral investment account.

(16)
As of December 31, 2012 and December 31, 2011, this category included $6 million and $8 million of cash on deposit with a broker for future margin requirements and $192 million and $89 million of net receivables and payables which consisted primarily of pending trades, interest, dividends and other payable expenses.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In millions)	Beginning Balance at Dec 31, 2011	Actual return on plan assets(1)	Purchases, issuances, settlements	Transfers in and/or out of Level 3	Ending Balance at Dec 31, 2012
Fixed-income securities
Fixed-income hedge funds	$53	$28	$(14)	$—	$67
Other funds
Absolute return funds
Relative value	23	—	(23)	—	—
Event driven	57	9	6	—	72
Equity hedge	—	—	5	—	5
Macro	22	3	78	—	103
Private equity funds	301	45	60	—	406
Private real estate funds	182	18	99	—	299
Insurance contracts	25	—	—	—	25
Other	89	—	103	—	192
Total	$752	$103	$314	$—	$1,169

(In millions)	Beginning Balance at Dec 31, 2010	Actual return on plan assets(1)	Purchases, issuances, settlements	Transfers in and/or out of Level 3	Ending Balance at Dec 31, 2011
Fixed-income securities
Fixed-income hedge funds	$53	$3	$(3)	$—	$53
Other funds
Absolute return funds
Relative value	—	(2)	25	—	23
Event driven	39	1	17	—	57
Equity hedge	22	(1)	(21)	—	—
Macro	21	1	—	—	22
Private equity funds	252	15	34	—	301
Private real estate funds	156	28	(2)	—	182
Insurance contracts	23	1	1	—	25
Other	61	—	28	—	89
Total	$627	$46	$79	$—	$752

(1)	The actual return on plan assets for assets still held at December 31, 2012 and December 31, 2011 was $(32) million and $1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Plan limits the use of derivatives through direct or separate account investments such that the derivatives used are liquid and able to be readily valued in the market. Derivative usage in separate account structures is limited to hedging purposes or to gain market exposure in a non-speculative manner. The fair market value of the Plan’s derivatives through direct or separate account investments was less than $1 million as of December 31, 2012 and December 31, 2011.

In addition, assets are held in trust for non-U.S. Pension Benefits plans, primarily in the U.K. and Canada, which are governed locally in accordance with specific jurisdictional requirements. These assets are overseen by local management in Canada and by trustees with a combination of members representing plan participants and local management in the U.K. Investments in the non-U.S. Pension Benefits plans consist primarily of fixed-income securities and equity securities and had a fair market value of $717 million and $621 million at December 31, 2012 and December 31, 2011, respectively.

These investments are valued using quoted prices in active markets (Level 1) as well as significant observable inputs (Level 2). Investments with significant unobservable inputs (Level 3) are immaterial in the non-U.S. Pension Benefits plans.

The fair market value of assets related to our Other Benefits was $408 million and $396 million as of December 31, 2012 and December 31, 2011, respectively. These assets included $179 million and $172 million at December 31, 2012 and December 31, 2011, respectively, that were invested in the master trust described above and are therefore invested in the same assets described above. The remaining investments are held within Voluntary Employees’ Beneficiary Association (VEBA) trusts. The assets of the VEBA trusts are also overseen by the Investment Committee and managed by the same investment fiduciary that manages the master trust’s investments. These assets are generally invested in mutual funds, and are valued primarily using quoted prices in active markets (Level 1) as well as significant observable inputs (Level 2). There were no Level 3 investments in the VEBA trusts at December 31, 2012 or December 31, 2011.

The table below details assets by category for our VEBA trusts. These assets consist primarily of publicly-traded equity securities and publicly-traded fixed-income securities.

VEBA Trust Asset Information	Percent of Plan Assets at Dec 31:
Asset category	2012	2011
Fixed-income securities	35%	47%
U.S. equities	41%	40%
International equities	20%	10%
Cash and cash equivalents	4%	3%
Total	100%	100%

Note 15: Income Taxes
The provision for federal and foreign income taxes consisted of the following:

(In millions)	2012	2011	2010
Current income tax expense
Federal	$753	$360	$206
Foreign	32	46	39
Deferred income tax expense (benefit)
Federal	74	387	465
Foreign	19	(11)	(120)
Total	$878	$782	$590

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The expense for income taxes differs from the U.S. statutory rate due to the following:

	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
Research and development (R&D) tax credit	—%	(1.0)%	(1.1)%
Tax settlements and refund claims	(0.8)%	(2.6)%	(8.0)%
Domestic manufacturing deduction benefit	(1.9)%	(1.8)%	(1.7)%
Foreign income tax rate differential	0.3%	0.2%	0.8%
Other, net	(1.0)%	(0.4)%	(0.8)%
Effective tax rate	31.6%	29.4%	24.2%

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. During 2012, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of an IRS Appeals Division settlement for the 2006–2008 IRS examination cycle (2012 Tax Settlement). As a result, our unrecognized tax benefits decreased by approximately $24 million, inclusive of $2 million of interest, all of which increased our income from continuing operations. In 2011, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of a Minimum Tax Refund claim for the 2006–2008 IRS examination cycle, which related to items not included in the 2012 Tax Settlement (2011 Tax Settlement). As a result, our unrecognized tax benefits decreased by approximately $60 million, inclusive of $14 million of interest, all of which increased our income from continuing operations. In 2010, we received final approval from the IRS and the U.S. Congressional Joint Committee on Taxation of a Minimum Tax Refund claim for the 1998–2005 IRS examination cycle (2010 Tax Settlement). As a result, our unrecognized tax benefits from continuing and discontinued operations decreased by approximately $281 million, which decreased our tax expense by $259 million, including $170 million from continuing operations and $89 million from discontinued operations. The decrease in tax expense in 2010 included $56 million related to interest.

We are currently under IRS examination for the 2009 and 2010 tax years. The issues under audit include the R&D tax credit and the timing and amount of certain deductions. We expect to receive the IRS Revenue Agent's report for the 2009 and 2010 cycles in the first quarter of 2013. The IRS selected us to participate in the Compliance Assurance Process (CAP) program for 2011–2013. We are also under audit by multiple state and foreign tax authorities.

Domestic income from continuing operations before taxes was $2,630 million, $2,574 million and $2,701 million in 2012, 2011 and 2010, respectively, and foreign income (loss) from continuing operations before taxes was $149 million, $86 million and $(267) million in 2012, 2011 and 2010, respectively. At December 31, 2012, foreign earnings of approximately $420 million have been retained by foreign subsidiaries for reinvestment. No provision has been made for deferred taxes on undistributed earnings of non-U.S. subsidiaries as these earnings have been indefinitely invested. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable because of the complexity of laws and regulations, the varying tax treatment of alternative repatriation scenarios, and the variation due to multiple potential assumptions relating to the timing of any future repatriation. Total federal and foreign tax payments, net of refunds and credits, were $839 million, $426 million and $337 million in 2012, 2011 and 2010, respectively.

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

The balance of unrecognized tax benefits at December 31, 2012, exclusive of interest, was $129 million, the majority of which would affect earnings if recognized. The balance of unrecognized tax benefits at December 31, 2011, exclusive of interest, was $167 million, the majority of which would affect earnings if recognized. During 2012, the $38 million net decrease in the balance of our unrecognized tax benefits is primarily a result of substantial completion of audits of certain years in certain jurisdictions and the 2012 Tax Settlement. During 2011, the $21 million decrease to our unrecognized tax benefits was primarily due to the 2011 Tax Settlement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We accrue interest related to unrecognized tax benefits in tax expense. During 2012, primarily as a result of the 2012 Tax Settlement, we recorded $2 million of income related to interest which, net of the federal tax expense, was $1 million. In the twelve months ended December 31, 2011 and December 31, 2010, respectively, we recorded $14 million of interest income and $90 million of interest income which, net of the federal tax, was $9 million and $57 million of interest income in 2011 and 2010, respectively. At December 31, 2012 and December 31, 2011, we had $17 million of interest accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $11 million. In the ordinary course of business, we may take new tax positions that could increase or decrease our unrecognized tax benefits in future periods.

A rollforward of our unrecognized tax benefits was as follows:

(In millions)	2012	2011	2010
Unrecognized tax benefits, beginning of year	$167	$188	$469
Additions based on current year tax positions	1	22	14
Additions based on prior year tax positions	—	12	32
Reductions and settlements based on prior year tax positions	(39)	(55)	(327)
Unrecognized tax benefits, end of year	$129	$167	$188

It is reasonably possible that within the next 12 months our unrecognized tax benefits, exclusive of interest, may decrease by up to $75 million, as a result of resolving various issues in the currently open cycles, including the R&D tax credit. We expect that the majority of the decrease would not impact earnings because the resolution on the issues is anticipated to be consistent with the benefit previously recognized.
We generally account for our state income tax expense as a deferred contract cost, as we can generally recover this expense through the pricing of our products and services to the U.S. Government. We include this deferred amount in contracts in process, net until allocated to our contracts, which generally occurs upon payment or when otherwise agreed as allocable with the U.S. Government. Net state income tax expense allocated to our contracts was $78 million, $16 million and $59 million in 2012, 2011 and 2010, respectively. We include state income tax expense allocated to our contracts in administrative and selling expenses.

Deferred income taxes consisted of the following at December 31:

(In millions)	2012	2011
Current deferred tax assets (liabilities)
Other accrued expenses and reserves	$181	$165
Accrued employee compensation and benefits	226	203
Contracts in process and inventories	(311)	(147)
Deferred income taxes-current	$96	$221
Noncurrent deferred tax assets (liabilities)
Net operating loss and tax credit carryforwards	$148	$163
Pension benefits	2,490	1,922
Other retiree benefits	118	119
Depreciation and amortization	(1,312)	(1,368)
Other	(86)	(184)
Deferred income taxes-noncurrent	$1,358	$652

As of December 31, 2012, we had foreign net operating loss carryforwards of approximately $530 million, of which $496 million was generated in the U.K. We believe that we will have sufficient taxable income to realize this deferred tax asset, as any net operating loss generated in the U.K. may be carried forward indefinitely.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The federal tax expense (benefit) related to discontinued operations was $1 million, $2 million and $(110) million in 2012, 2011 and 2010, respectively.

Note 16: Business Segment Reporting
Our reportable segments, organized based on capabilities and technologies, are: IDS; IIS; MS; NCS; SAS; and TS.

IDS is a leader in integrated air and missile defense, radar solutions, and naval combat and ship electronic systems. IDS delivers combat-proven performance against the complete spectrum of airborne and ballistic missile threats and is a world leader in the technology, development and production of sensors and mission systems.

IIS is a leader in global intelligence, surveillance and reconnaissance (ISR), advanced cyber solutions, and DoD space, weather and environmental solutions.

MS is a premier developer and producer of missile systems for the armed forces of the U.S. and other allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, targeting, and netted systems, MS develops and supports a broad range of advanced weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles and directed energy effectors.

NCS leverages the capabilities of the network through communications, sensors, and command and control systems, to develop and produce customer solutions for land combat modernization, international and domestic Air Traffic Management (ATM) and other transportation systems, military and civil communications, and homeland security.

SAS is a leader in the design and development of integrated systems and solutions for advanced missions, including traditional and non-traditional ISR, precision engagement, unmanned aerial operations, and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides electro-optical/infrared sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, signals intelligence systems, processors, electronic warfare systems and space-qualified systems for civil and military applications.

TS provides a full spectrum of technical and professional services to defense, federal, international and commercial customers worldwide. It specializes in training, logistics, engineering services and solutions, product and operational support services for the mission support, homeland security, space, civil aviation, counter proliferation and counterterrorism markets.

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

During the three months ended April 1, 2012, we completed the disposal or abandonment of the remaining individual assets of our former turbo-prop commuter aircraft portfolio, Raytheon Airline Aviation Services (RAAS), and all operations have ceased. As a result, we have reported the results of RAAS, which were formerly included in Corporate and Eliminations, as a discontinued operation for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment financial results were as follows:

Total Net Sales (in millions)	2012	2011	2010
Integrated Defense Systems	$5,037	$4,958	$5,470
Intelligence and Information Systems	3,012	3,015	2,757
Missile Systems	5,693	5,590	5,732
Network Centric Systems	4,058	4,497	4,918
Space and Airborne Systems	5,333	5,255	4,830
Technical Services	3,239	3,353	3,472
Corporate and Eliminations	(1,958)	(1,877)	(2,029)
Total	$24,414	$24,791	$25,150

Intersegment Sales (in millions)	2012	2011	2010
Integrated Defense Systems	$79	$68	$88
Intelligence and Information Systems	13	13	14
Missile Systems	37	61	94
Network Centric Systems	427	461	502
Space and Airborne Systems	601	510	586
Technical Services	801	763	739
Total	$1,958	$1,876	$2,023

Operating Income (in millions)	2012	2011	2010
Integrated Defense Systems	$918	$836	$870
Intelligence and Information Systems	247	159	(157)
Missile Systems	719	693	650
Network Centric Systems	495	667	692
Space and Airborne Systems	784	717	676
Technical Services	282	312	297
FAS/CAS Adjustment	(255)	(337)	(187)
Corporate and Eliminations	(201)	(217)	(228)
Total	$2,989	$2,830	$2,613

We must calculate our pension and other postretirement benefits (PRB) costs under both Financial Accounting Standards (FAS) requirements under GAAP and U.S. Government cost accounting standards (CAS). GAAP outlines the methodology used to determine pension expense or income for financial reporting purposes, which is not indicative of the funding requirements for pension and PRB plans that we determine by other factors. CAS prescribes the allocation to and recovery of pension and other PRB costs on U.S. Government contracts. The results of each segment only include pension and PRB expense as determined under CAS. The CAS requirements for pension costs and its calculation methodology differ from the FAS requirements and calculation methodology. As a result, while both FAS and CAS use long-term assumptions in their calculation methodologies, each method results in different calculated amounts of pension and PRB cost. The FAS/CAS Adjustment, which is reported as a separate line in our segment results above, represents the difference between our pension and PRB expense or income under FAS in accordance with GAAP and our pension and PRB expense under CAS.

The components of operating income related to Corporate and Eliminations were as follows:

(In millions)	2012	2011	2010
Intersegment profit eliminations	$(191)	$(177)	$(189)
Corporate	(10)	(40)	(39)
Total	$(201)	$(217)	$(228)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intersegment Operating Income (in millions)	2012	2011	2010
Integrated Defense Systems	$7	$5	$6
Intelligence and Information Systems	1	1	1
Missile Systems	9	8	14
Network Centric Systems	45	46	43
Space and Airborne Systems	55	47	56
Technical Services	74	70	69
Total	$191	$177	$189

Capital Expenditures (in millions)	2012	2011	2010
Integrated Defense Systems	$60	$80	$61
Intelligence and Information Systems	24	27	50
Missile Systems	53	63	41
Network Centric Systems	62	50	67
Space and Airborne Systems	90	77	78
Technical Services	10	24	11
Corporate	40	19	11
Total	$339	$340	$319

Depreciation and Amortization (in millions)	2012	2011	2010
Integrated Defense Systems	$80	$78	$75
Intelligence and Information Systems	49	47	45
Missile Systems	58	55	53
Network Centric Systems	83	84	85
Space and Airborne Systems	109	109	84
Technical Services	16	16	16
Corporate	60	55	56
Total	$455	$444	$414

Total Assets (in millions)	2012	2011
Integrated Defense Systems	$1,983	$1,909
Intelligence and Information Systems	2,396	2,442
Missile Systems	5,293	5,214
Network Centric Systems	4,514	4,242
Space and Airborne Systems	4,781	4,700
Technical Services	1,363	1,399
Corporate	6,356	5,948
Total	$26,686	$25,854

Total Net Sales by Geographic Areas (in millions)	United States	Asia/ Pacific	MENA(1)	All Other (Principally Europe)	Total
2012	$18,182	$2,510	$2,470	$1,252	$24,414
2011	18,652	2,556	2,216	1,367	24,791
2010	19,386	2,664	1,854	1,246	25,150

(1)	MENA is defined as the Middle East and North Africa.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The country of destination was used to attribute sales to either the U.S. or outside the U.S. (including foreign military sales through the U.S. Government of $3.2 billion, $3.0 billion and $3.3 billion in 2012, 2011 and 2010, respectively). Sales to our major customer, the U.S. Government, excluding foreign military sales, were $17,861 million, $18,360 million and $19,041 million in 2012, 2011 and 2010, respectively. Included in U.S. Government sales were sales to the U.S. DoD, excluding foreign military sales, of $16,818 million, $17,309 million and $18,080 million in 2012, 2011 and 2010, respectively.

Long-lived Assets by Geographic Area (in millions)	United States	All Other (Principally Europe)	Total
December 31, 2012	$1,878	$108	$1,986
December 31, 2011	1,879	127	2,006

Note 17: Quarterly Operating Results (Unaudited)

(In millions, except per share amounts, stock prices and workdays)
2012	First	Second	Third	Fourth(3)
Total net sales	$5,938	$5,992	$6,045	$6,439
Gross margin	1,279	1,340	1,356	1,347
Income from continuing operations	454	471	508	468
Net income attributable to Raytheon Company	448	471	500	469
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$1.33	$1.41	$1.51	$1.41
Diluted	1.33	1.41	1.51	1.41
EPS attributable to Raytheon Company common stockholders(1)
Basic	1.33	1.41	1.51	1.42
Diluted	1.32	1.41	1.50	1.42
Cash dividends per share
Declared	0.500	0.500	0.500	0.500
Paid	0.430	0.500	0.500	0.500
Common stock prices
High	$52.96	$56.59	$58.40	$59.28
Low	47.99	49.30	54.28	54.00
Workdays(2)	64	64	63	58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2011	First(4)	Second	Third(5)	Fourth
Total net sales	$6,052	$6,201	$6,116	$6,422
Gross margin	1,154	1,268	1,301	1,404
Income from continuing operations	386	437	507	548
Net income attributable to Raytheon Company	384	438	501	543
EPS from continuing operations attributable to Raytheon Company common stockholders(1)
Basic	$1.07	$1.21	$1.42	$1.56
Diluted	1.06	1.20	1.42	1.56
EPS attributable to Raytheon Company common stockholders(1)
Basic	1.07	1.23	1.43	1.58
Diluted	1.06	1.23	1.43	1.57
Cash dividends per share
Declared	0.430	0.430	0.430	0.430
Paid	0.375	0.430	0.430	0.430
Common stock prices
High	$52.51	$51.49	$49.63	$49.07
Low	46.09	47.93	38.83	39.50
Workdays(2)	64	64	63	57

(1)	EPS is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for each year.

(2)	Number of workdays per our fiscal calendar, which excludes holidays and weekends.

(3)
During the fourth quarter of 2012, we received proceeds of $1,092 million for the issuance of $1.1 billion fixed rate long-term debt and exercised our call rights to repurchase, at prices based on fixed spreads to the U.S. Treasuries, $970 million of our long-term debt due 2014 and 2015 at a loss of $29 million pretax, $19 million after-tax, which is included in other expense (income), net.

(4)
During the first quarter of 2011, RSL was notified by the U.K. Border Agency that it had given notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL. The impact of the adjustment reduced IIS operating income by $80 million.

(5)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of December 31, 2012.

Conclusion of Evaluation—Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012 were effective.

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

Attestation Report of the Independent Registered Public Accounting Firm—The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of our Board of Directors is contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding our executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant". Information regarding Section 16(a) compliance is contained in our definitive proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding our Audit Committee and our Audit Committee Financial Expert is contained in our definitive proxy statement under the caption “The Board of Directors and Board Committees” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers, employees and representatives. Information regarding our code of ethics is contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Corporate Governance—Code of Ethics and Conflicts of Interest” and is incorporated herein by reference.

No material changes have been made to the procedures by which our stockholders may recommend nominees to our Board of Directors since we described the procedures in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. Information regarding the procedures is contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Corporate Governance—Director Nomination Process.”

ITEM 11. EXECUTIVE COMPENSATION

This information is contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Director Compensation,” and “The Board of Directors and Board Committees—Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and for directors and executive officers is contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Stock Ownership” and is incorporated herein by reference. Information regarding securities authorized for issuance under our executive compensation plans is contained in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the captions “Corporate Governance—Board Independence,” “Corporate Governance—Transactions with Related Persons” and “Stock Ownership—Five Percent Stockholders” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Independent Auditors: Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

(1)	The following financial statements of Raytheon Company, supplemental information and report of independent registered public accounting firm are included in this Form 10-K:

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Five Year Statistical Summary (Unaudited)

Report of PricewaterhouseCoopers LLP dated February 13, 2013 on the Company’s financial statements filed as a part hereof for the fiscal years ended December 31, 2012, 2011 and 2010 and on the Company’s internal control over financial reporting as of December 31, 2012 is included in Part II, Item 8 of this Annual Report on Form 10-K. The independent registered public accounting firm’s consent with respect to this report appears in Exhibit 23 of this Annual Report on Form 10-K.

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

3.5
Indenture relating to Senior Debt Securities dated as of July 3, 1995, between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

3.6
Indenture relating to Subordinated Debt Securities dated as of July 3, 1995, between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the former Company’s Registration Statement on Form S-3, File No. 33-59241, is hereby incorporated by reference.

4.1
Supplemental Indenture dated as of December 17, 1997, between Raytheon Company and The Bank of New York, Trustee, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

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

4.10	Form of 4.40% Notes due 2020, filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 19, 2009, is hereby incorporated by reference.

4.11	Form of 1.625% Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.12	Form of 3.125% Notes due 2020, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.13	Form of 4.875% Notes due 2040, filed as an exhibit to the Company’s Current Report on Form 8-K filed October 20, 2010, is hereby incorporated by reference.

4.14	Form of 1.40% Notes due 2014, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 6, 2011, is hereby incorporated by reference.

4.15	Form of 4.70% Notes due 2041, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 6, 2011, is hereby incorporated by reference.

4.16	Form of 2.50% Notes due 2022, filed as an exhibit to the Company’s Current Report on Form 8-K filed December 4, 2012, is hereby incorporated by reference.

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

10.56
Letter Agreement dated October 25, 2010 between Raytheon Company and Daniel J. Crowley, filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2012, is hereby incorporated by reference.

12	Statement regarding Computation of Ratio of Earnings to Fixed Charges for the year ended December 31, 2012.*

21	Subsidiaries of Raytheon Company.*

23	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of William H. Swanson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of David C. Wajsgras pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of William H. Swanson pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of David C. Wajsgras pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Raytheon Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

(Exhibits marked with an asterisk (*) are filed electronically herewith.)

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

Dated: February 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ William H. Swanson	Chairman and Chief Executive Officer (Principal Executive Officer)	February 13, 2013
William H. Swanson

/s/ David C. Wajsgras	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2013
David C. Wajsgras

/s/ Michael J. Wood	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2013
Michael J. Wood

/s/ James E. Cartwright	Director	February 13, 2013
James E. Cartwright

/s/ Vernon E. Clark	Director	February 13, 2013
Vernon E. Clark

/s/ John M. Deutch	Director	February 13, 2013
John M. Deutch

/s/ Stephen J. Hadley	Director	February 13, 2013
Stephen J. Hadley

/s/ Frederic M. Poses	Director	February 13, 2013
Frederic M. Poses

/s/ Michael C. Ruettgers	Director	February 13, 2013
Michael C. Ruettgers

/s/ Ronald L. Skates	Director	February 13, 2013
Ronald L. Skates

/s/ William R. Spivey	Director	February 13, 2013
William R. Spivey

/s/ Linda G. Stuntz	Director	February 13, 2013
Linda G. Stuntz