Form 10-Q
period 2013-03-31
RAYTHEON CO/
filed 2013-04-25
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of April 22, 2013 was 324,614,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance including with respect to our liquidity and capital resources, the impact and potential reductions of sequestration, our cash tax payments, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits and the outcome of legal and administrative proceedings, claims, investigations, and commitments and contingencies. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Mar 31, 2013	Dec 31, 2012
Assets
Current assets
Cash and cash equivalents	$3,125	$3,188
Short-term investments	887	856
Contracts in process, net	4,808	4,543
Inventories	442	381
Deferred taxes	102	96
Prepaid expenses and other current assets	94	182
Total current assets	9,458	9,246
Property, plant and equipment, net	1,954	1,986
Deferred taxes	1,245	1,367
Goodwill	12,757	12,756
Other assets, net	1,273	1,331
Total assets	$26,687	$26,686

Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,187	$2,398
Accounts payable	1,221	1,348
Accrued employee compensation	865	1,014
Other accrued expenses	1,416	1,142
Total current liabilities	5,689	5,902
Accrued retiree benefits and other long-term liabilities	7,797	7,854
Deferred taxes	10	9
Long-term debt	4,731	4,731
Commitments and contingencies (Note 9)

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 324 and 328 shares outstanding at March 31, 2013 and December 31, 2012, respectively.	3	3
Additional paid-in capital	2,740	2,928
Accumulated other comprehensive loss	(7,646)	(7,788)
Retained earnings	13,193	12,883
Total Raytheon Company stockholders’ equity	8,290	8,026
Noncontrolling interests in subsidiaries	170	164
Total equity	8,460	8,190
Total liabilities and equity	$26,687	$26,686

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
(In millions, except per share amounts)	Mar 31, 2013	Apr 1, 2012
Net sales
Products	$4,906	$4,899
Services	973	1,039
Total net sales	5,879	5,938
Operating expenses
Cost of sales—products	3,800	3,785
Cost of sales—services	805	874
Administrative and selling expenses	408	405
Research and development expenses	160	168
Total operating expenses	5,173	5,232
Operating income	706	706
Non-operating (income) expense, net
Interest expense	53	50
Interest income	(3)	(2)
Other (income) expense, net	(7)	(8)
Total non-operating (income) expense, net	43	40
Income from continuing operations before taxes	663	666
Federal and foreign income taxes	167	212
Income from continuing operations	496	454
Income (loss) from discontinued operations, net of tax	(2)	(2)
Net income	494	452
Less: Net income attributable to noncontrolling interests in subsidiaries	6	4
Net income attributable to Raytheon Company	$488	$448

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.50	$1.33
Income (loss) from discontinued operations, net of tax	(0.01)	—
Net income	1.49	1.33
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.49	$1.33
Income (loss) from discontinued operations, net of tax	(0.01)	—
Net income	1.49	1.32
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$490	$450
Income (loss) from discontinued operations, net of tax	(2)	(2)
Net income	$488	$448
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Net income	$494	$452
Other comprehensive income (loss), before tax:
Foreign exchange translation	(45)	23
Cash flow hedges and interest rate locks	(4)	6
Unrealized gains (losses) on investments and other, net	(2)	—
Pension and other employee benefit plans, net:
Amortization of prior service cost (credit) included in net periodic cost	1	1
Amortization of net actuarial loss included in net income	294	240
Pension and other employee benefit plans, net	295	241
Other comprehensive income (loss), before tax	244	270
Income tax (expense) benefit related to items of other comprehensive income (loss)	(102)	(86)
Other comprehensive income (loss), net of tax	142	184
Total comprehensive income	636	636
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	6	4
Comprehensive income attributable to Raytheon Company	$630	$632
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Three months ended March 31, 2013 and April 1, 2012 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2012	$3	$2,928	$(7,788)	$12,883	$8,026	$164	$8,190
Net income				488	488	6	494
Other comprehensive income (loss)			142		142		142
Dividends declared				(178)	(178)		(178)
Common stock plans activity		46			46		46
Share repurchases		(234)			(234)		(234)
Balance at March 31, 2013	$3	$2,740	$(7,646)	$13,193	$8,290	$170	$8,460

Balance at December 31, 2011	$3	$3,523	$(7,001)	$11,656	$8,181	$159	$8,340
Net income				448	448	4	452
Other comprehensive income (loss)			184		184		184
Dividends declared				(166)	(166)		(166)
Common stock plans activity		98			98		98
Share repurchases		(409)			(409)		(409)
Balance at April 1, 2012	$3	$3,212	$(6,817)	$11,938	$8,336	$163	$8,499
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Cash flows from operating activities
Net income	$494	$452
(Income) loss from discontinued operations, net of tax	2	2
Income from continuing operations	496	454
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	108	112
Stock-based compensation	31	27
Deferred income taxes	2	11
Tax benefit from stock-based awards	(3)	(5)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(493)	(484)
Inventories	(62)	(59)
Prepaid expenses and other current assets	88	67
Accounts payable	(129)	(307)
Income taxes receivable/payable	243	120
Accrued employee compensation	(150)	(81)
Other accrued expenses	23	19
Other long-term liabilities	(15)	2
Pension and other postretirement benefit plans	291	254
Other, net	(8)	(19)
Net cash provided by (used in) operating activities from continuing operations	422	111
Net cash provided by (used in) operating activities from discontinued operations	1	4
Net cash provided by (used in) operating activities	423	115
Cash flows from investing activities
Additions to property, plant and equipment	(49)	(70)
Proceeds from sales of property, plant and equipment	1	—
Additions to capitalized internal use software	(9)	(20)
Purchases of short-term investments	(201)	—
Maturities of short-term investments	153	—
Net cash provided by (used in) investing activities	(105)	(90)
Cash flows from financing activities
Dividends paid	(164)	(146)
Repurchases of common stock	(225)	(400)
Activity under common stock plans	5	57
Tax benefit from stock-based awards	3	5
Net cash provided by (used in) financing activities	(381)	(484)
Net increase (decrease) in cash and cash equivalents	(63)	(459)
Cash and cash equivalents at beginning of the year	3,188	4,000
Cash and cash equivalents at end of period	$3,125	$3,541

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation
We prepared the accompanying unaudited consolidated financial statements of Raytheon Company and all wholly-owned and majority-owned domestic and otherwise controlled foreign subsidiaries on the same basis as our annual audited financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. As used in this report, the terms “we,” “us,” “our,” “Raytheon” and the “Company” mean Raytheon Company and its subsidiaries, unless the context indicates another meaning.
In the opinion of management, our financial statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of financial statements for interim periods in accordance with GAAP and with the instructions to Form 10-Q in Article 10 of Securities and Exchange Commission (SEC) Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates, and any such differences may be material to our financial statements.
As previously announced, effective April 1, 2013, in order to streamline operations, increase productivity and achieve stronger alignment with our customers' priorities, we consolidated our structure. The new structure consists of the following four businesses: Intelligence, Information and Services, resulting from the combination of the former Intelligence and Information Systems and former Technical Services; and Integrated Defense Systems, Missile Systems, and Space and Airborne Systems, each of which will be expanded by the realignment of the former Network Centric Systems. These changes are not reflected in the amounts, discussion or presentation of our business segments as set forth in this Form 10-Q because they were not effective until the second quarter of 2013. We will begin to report our segment financial results consistent with this new structure beginning with our Form 10-Q for the period ending June 30, 2013.

Note 2: Changes in Estimates under Percentage of Completion Contract Accounting
We have a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g., to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recorded in the period the loss is determined.

Net EAC adjustments had the following favorable impact on our operating results:

(In millions, except per share amounts)	Mar 31, 2013	Apr 1, 2012
Operating income	$139	$140
Income from continuing operations attributable to Raytheon Company	90	91
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	0.27	0.27

Note 3: Inventories
Inventories consisted of the following:

(In millions)	Mar 31, 2013	Dec 31, 2012
Materials and purchased parts	$78	$74
Work in process	351	291
Finished goods	13	16
Total	$442	$381
We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $139 million and $100 million in inventories as work in process at March 31, 2013 and December 31, 2012, respectively.

Note 4: Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued a new accounting standard requiring disclosure of items reclassified from other comprehensive income (loss) to net income. This guidance is effective for periods beginning after December 15, 2012 and early application is permitted. We disclosed this information in our 2012 Annual Report on Form 10-K. Refer to "Note 10: Stockholders' Equity" of this Form 10-Q for further information.
Other new pronouncements issued but not effective until after March 31, 2013 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 5: Acquisitions
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

We did not have any acquisitions in the first quarter of 2013.

In the fourth quarter of 2012, we acquired the Government Solutions business of SafeNet, Inc., subsequently renamed Raytheon Secure Information Systems, LLC (RSIS). We now expect to complete the final purchase price allocation process in the second quarter of 2013 after the purchase price adjustment process has been finalized.
A rollforward of our goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence and Information Systems	Missile Systems	Network Centric Systems	Space and Airborne Systems	Technical Services	Total
Balance at December 31, 2012	$767	$1,788	$3,467	$2,813	$3,050	$871	$12,756
Acquisitions	—	—	—	1	—	—	1
Effect of foreign exchange rates and other	—	—	—	—	—	—	—
Balance at March 31, 2013	$767	$1,788	$3,467	$2,814	$3,050	$871	$12,757

Note 6: Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At March 31, 2013 and December 31, 2012, we had $5 million and $7 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables from the previously sold Raytheon Aircraft Company. At March 31, 2013 and December 31, 2012, we had $38 million and $36 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities and various contract obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

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
The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses on our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Derivatives designated as hedging instruments	$17	$13	$19	$12
Derivatives not designated as hedging instruments	3	4	3	2
Total	$20	$17	$22	$14
We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Effective portion
Gain (loss) recognized in accumulated other comprehensive loss (AOCL)	$(1)	$5
Gain (loss) reclassified from AOCL to operating income	2	(1)
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in operating income	—	—

Pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges were not material at March 31, 2013 and December 31, 2012.

There were no interest rate swaps outstanding at March 31, 2013 or December 31, 2012.

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

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,157 million and $1,305 million at March 31, 2013 and December 31, 2012, respectively.

Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At March 31, 2013 and December 31, 2012, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

Note 8: Fair Value Measurements
The estimated fair value of certain financial instruments, including cash and cash equivalents and short-term investments, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $4,731 million at March 31, 2013 and December 31, 2012, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $5,376 million and $5,483 million at March 31, 2013 and December 31, 2012, respectively, was determined based on quoted prices in inactive markets, which falls within Level 2 of the fair value measurement hierarchy.

We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. At March 31, 2013, we had short-term investments of $887 million consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. The amortized cost of these securities closely approximated their fair value as of March 31, 2013. Unrealized gains and losses on our available-for-sale securities are recorded in AOCL, net of tax. Realized gains and losses on sales of our available-for-sale securities are recorded in other expense (income), net on our consolidated statements of operations. When determined, other than temporary declines in the value of available-for-sale securities are recorded as a loss in earnings. We make such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee's business, if available. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis. There were no securities deemed to have other than temporary declines in value for the first quarter of 2013. In the first quarter of 2013, we recorded an unrealized gain on short-term investments of less than $1 million, net of tax, in AOCL. In the first quarter of 2013, there were no sales of short-term investments.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the first quarter of 2013 or the year ended December 31, 2012.
Assets and liabilities measured at fair value on a recurring basis consisted of the following:

March 31, 2013 (in millions)	Level 1	Level 2 (A)	Level 3	Total
Assets
Marketable securities held in trust	$425	$—	$—	$425
Short-term investments	—	887	—	887
Foreign currency forward contracts	20	—	—	20
Liabilities
Deferred compensation	260	—	—	260
Foreign currency forward contracts	22	—	—	22
December 31, 2012 (in millions)	Level 1	Level 2 (A)	Level 3	Total
Assets
Marketable securities held in trust	$407	$—	$—	$407
Short-term investments	—	856	—	856
Foreign currency forward contracts	17	—	—	17
Liabilities
Deferred compensation	251	—	—	251
Foreign currency forward contracts	14	—	—	14
(A) Fair value of Level 2 short-term investments is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date, current commercial paper rate, current certificate of deposit rate and coupon rates.

Note 9: Commitments and Contingencies
Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs, and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process, net. Our estimates regarding remediation costs to be incurred were as follows:

(In millions, except percentages)	Mar 31, 2013	Dec 31, 2012
Total remediation costs—undiscounted	$206	$202
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$143	$131
Recoverable portion	95	86

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
Financing Arrangements and Other—We issue guarantees and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2021. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following:

(In millions)	Mar 31, 2013	Dec 31, 2012
Guarantees	$250	$255
Letters of credit	1,442	1,474
Surety bonds	239	239

Included in guarantees and letters of credit described above were $103 million and $221 million, respectively, at March 31, 2013, and $108 million and $225 million, respectively, at December 31, 2012, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At March 31, 2013, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at March 31, 2013. At March 31, 2013 and December 31, 2012, we had an estimated liability of $4 million related to these guarantees and letters of credit.
In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian Government were current at March 31, 2013.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 31, 2013, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.
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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $532 million based on foreign exchange rates as of March 31, 2013) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in the operating expenses of our Intelligence and Information Systems (IIS) segment in the first quarter of 2011.
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $759 million based on foreign exchange rates as of March 31, 2013) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $630 million based on foreign exchange rates as of March 31, 2013). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $459 million based on foreign exchange rates as of March 31, 2013) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and we expect to have a decision in 2013.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at March 31, 2013 and December 31, 2012. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.

On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2004 and 2005 incurred costs at our Space and Airborne Systems (SAS) business. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and on February 1, 2013, we filed a complaint in the U.S. Court of Federal Claims challenging the 2004 COFDs. We also expect to challenge the 2005 COFDs. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.
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
Product Warranty—We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.
Activity related to our product warranty accruals was as follows:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Beginning balance	$33	$38
Provisions for warranties	3	1
Warranty services provided	(2)	(3)
Ending balance	$34	$36
We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.

Note 10: Stockholders’ Equity
The changes in shares of our common stock outstanding for the first quarter of 2013 were as follows:

(In millions)	Shares
Balance at December 31, 2012	328.1
Stock plans activity	0.7
Stock repurchases	(4.4)
Balance at March 31, 2013	324.4
In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At March 31, 2013, we had approximately $1.1 billion available under this repurchase program. All previous programs were completed in the first quarter of 2012. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Stock repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards, restricted stock units and stock options issued to employees.

Our stock repurchases were as follows:

	Three Months Ended
(In millions)	Mar 31, 2013		Apr 1, 2012
	$	Shares	$	Shares
Stock repurchased under our stock repurchase program	$225	4.2	$400	7.9
Stock repurchased to satisfy tax withholding obligations	9	0.2	9	0.2
Total stock repurchases	$234	4.4	$409	8.1

In the fourth quarter of 2012, all outstanding treasury shares directly held by us were retired, with an offsetting reduction in common stock for the par value and the remaining amount offset in additional paid-in-capital. In addition, our Board of Directors authorized all future share repurchases, including those to satisfy tax withholding obligations, to be retired immediately upon repurchase.
In March 2013, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.00 to $2.20 per share. Our Board of Directors also declared dividends of $0.55 per share during the first quarter of 2013, compared to dividends of $0.50 per share during the first quarter of 2012. Dividends are subject to quarterly approval by our Board of Directors.
Earnings Per Share (EPS)
We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations attributable to Raytheon Company common stockholders, net income attributable to Raytheon Company, and our actual weighted-average shares and participating securities outstanding rather than the numbers presented within our unaudited consolidated financial statements, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our unaudited consolidated financial statements. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended
	Mar 31, 2013	Apr 1, 2012
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.55	$0.49
Undistributed earnings	0.95	0.84
Total	$1.50	$1.33
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.54	$0.49
Undistributed earnings	0.95	0.84
Total	$1.49	$1.33
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was a loss of $0.01 and a loss of less than $0.01 for the first quarters of 2013 and 2012, respectively.
The amount of income from continuing operations attributable to participating securities was $9 million and $8 million for the first quarters of 2013 and 2012, respectively. The amount of income (loss) from discontinued operations attributable to participating securities was a loss of less than $1 million for the first quarters of 2013 and 2012. The amount of net income attributable to participating securities was $9 million and $8 million for the first quarters of 2013 and 2012, respectively.
The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Shares for basic EPS (including 6.3 and 5.7 participating securities for the three months ended March 31, 2013 and April 1, 2012, respectively).	327.4	337.5
Dilutive effect of stock options and LTPP	0.8	1.2
Shares for diluted EPS	328.2	338.7
There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS for the first quarters of 2013 and 2012. Stock options to purchase the following number of shares of common stock had exercise prices that were less than the average market price (dilutive) of our common stock and were included in our calculations of diluted EPS:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Stock options included in calculations of EPS (dilutive)	0.5	2.8
Stock-based Compensation Plans
Restricted stock activity for the first quarter of 2013 was as follows:

(In millions)	Number of Shares
Outstanding unvested at December 31, 2012	5.8
Forfeited	(0.1)
Outstanding unvested at March 31, 2013	5.7
During each of the first quarters of 2013 and 2012, we issued 0.4 million and 0.5 million shares, respectively, of our common stock in connection with the vesting of our 2010–2012 and 2009–2011 Long-Term Performance Plan (LTPP) awards. During the same periods, we also granted our 2013–2015 and 2012–2014 LTPP awards with an aggregate target award of 0.4 million and 0.5 million shares, respectively, for each period.
The performance goals for the 2013–2015 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes foreign exchange translation adjustments, gains and losses on derivative instruments qualified as cash flow hedges, unrealized gains (losses) on investments, and gains and losses associated with pension and other postretirement benefits. The computation of other comprehensive income (loss) and its components are presented in the consolidated statements of comprehensive income.

The related gross, tax and net amounts for each component of other comprehensive income (loss) were as follows:

(In millions) Three Months Ending March 31, 2013	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation	$(45)	$—	$(45)
Cash flow hedges and interest rate locks	(4)	2	(2)
Unrealized gains (losses) on investments and other, net	(2)	—	(2)
Pension and other employee benefit plans, net:
Amortization of prior service cost (credit) included in net periodic expense	1	—	1
Amortization of net actuarial loss included in net income	294	(104)	190
Pension and other employee benefit plans, net	295	(104)	191
Other comprehensive income (loss)	$244	$(102)	$142

(In millions) Three Months Ending April 1, 2012	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation	$23	$—	$23
Cash flow hedges and interest rate locks	6	(2)	4
Pension and other employee benefit plans, net:
Amortization of prior service cost (credit) included in net periodic expense	1	—	1
Amortization of net actuarial loss included in net income	240	(84)	156
Pension and other employee benefit plans, net	241	(84)	157
Other comprehensive income (loss)	$270	$(86)	$184

AOCL consisted of the following:

(In millions)	Mar 31, 2013	Dec 31, 2012
Pension and other employee benefit plans, net	$(7,642)	$(7,833)
Foreign exchange translation	15	60
Cash flow hedges and interest rate locks	(7)	(5)
Unrealized gains (losses) on investments and other, net	(12)	(10)
Total	$(7,646)	$(7,788)

The defined benefit pension and other employee benefit plans is shown net of tax benefits of $4,114 million and $4,218 million at March 31, 2013 and December 31, 2012, respectively. The cash flow hedges and interest rate locks are shown net of tax benefits of $4 million and $2 million at March 31, 2013 and December 31, 2012, respectively. The unrealized gains on investments and other are shown net-of-tax benefits of $4 million at March 31, 2013 and December 31, 2012. We expect approximately $1 million of after-tax net unrealized losses on our cash flow hedges at March 31, 2013 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and other employee benefit plans and were $294 million and $240 million before tax in the first quarters of 2013 and 2012, respectively, and $190 million and $156 million net of tax in the first quarters of 2013 and 2012, respectively. This component of AOCL is included in the calculation of net periodic benefit cost (see Note 11: Pension and Other Employee Benefits for additional details).

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

The components of net periodic pension expense (income) were as follows:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Service cost	$150	$135
Interest cost	249	262
Expected return on plan assets	(376)	(357)
Amortization of prior service cost included in net periodic pension expense	2	2
Amortization of net actuarial loss included in net income	293	239
Net periodic pension expense	$318	$281
Net periodic pension benefit cost includes expense from foreign Pension Benefit plans of $1 million in the first quarters of 2013 and 2012.
The components of net periodic expense (income) related to our Other Benefits were as follows:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Service cost	$2	$2
Interest cost	8	10
Expected return on plan assets	(8)	(8)
Amortization of prior service cost included in net periodic pension expense	(1)	(1)
Amortization of net actuarial loss included in net income	1	1
Net periodic postretirement expense	$2	$4
Long-term pension and other postretirement benefit plan liabilities were $7,141 million and $395 million respectively, at March 31, 2013, and $7,138 million and $397 million, respectively, at December 31, 2012.
We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act of 2006 (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the PPA calculated funded status at the beginning of the year. The PPA funded status is based on actual asset performance, averaged over three years and PPA discount rates, which are based on a 24-month average of high quality corporate bond rates, as published by the IRS. In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief from the current historically low interest rate environment. The provision adjusts the 24-month average high quality bond rates used to determine the PPA funded status so that they are within a floor and cap, or "corridor," based on the 25-year average of corporate bond rates. Beginning in 2012, interest rates must be between 90% and 110% of the 25-year rate, with a 5% increase in this corridor for each year from 2013–2016, resulting in a gradual phase-out of the provision. We made required contributions of $29 million and $31 million during the first quarters of 2013 and 2012, respectively, to our pension and other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the first quarters of 2013 and 2012; however, we periodically evaluate whether to make discretionary contributions.

Note 12: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. During the first quarter of 2013, the IRS completed the examination of our 2009 and 2010 tax years. We are participating in the Compliance Assurance Process (CAP) program for the 2011–2013 tax years. We are also under audit by multiple state and foreign tax authorities.

In January 2013, Congress approved legislation that retroactively reinstated the research and development (R&D) credit for 2012 and extended it through December 31, 2013. In the first quarter of 2013, we recorded a benefit of approximately $25 million related to the 2012 R&D credit and we will recognize the benefit of approximately $25 million related to the 2013 R&D credit ratably throughout the year.

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

The balance of our unrecognized tax benefits, exclusive of interest, was $119 million and $129 million at March 31, 2013 and December 31, 2012, respectively, and $167 million at April 1, 2012 and December 31, 2011, the majority of which would affect our earnings if recognized. The decrease in the balance of our unrecognized tax benefits of $10 million in the first quarter of 2013 was primarily due to the resolution of federal income tax matters related to the completion of the 2009 and 2010 IRS audit examination. The majority of this decrease did not impact earnings as the resolution of the matters was consistent with the benefit previously recognized. There were no significant changes in the balance of our unrecognized tax benefits during the first quarter of 2012.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. At March 31, 2013 and December 31, 2012, we had $14 million and $17 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $10 million and $11 million, respectively.

Note 13: Business Segment Reporting
As previously announced, effective April 1, 2013, in order to streamline operations, increase productivity and achieve stronger alignment with our customers' priorities, we consolidated our structure. The new structure consists of the following four businesses: Intelligence, Information and Services, resulting from the combination of the former Intelligence and Information Systems and former Technical Services; and Integrated Defense Systems, Missile Systems, and Space and Airborne Systems, each of which will be expanded by the realignment of the former Network Centric Systems. These changes are not reflected in the amounts, discussion or presentation of our business segments as set forth in this Form 10-Q because they were not effective until the second quarter of 2013. We will begin to report our segment financial results consistent with this new structure beginning with our Form 10-Q for the period ending June 30, 2013.

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

Segment financial results were as follows:

	Three Months Ended
Total Net Sales (in millions)	Mar 31, 2013	Apr 1, 2012
Integrated Defense Systems	$1,263	$1,220
Intelligence and Information Systems	743	764
Missile Systems	1,453	1,351
Network Centric Systems	931	1,000
Space and Airborne Systems	1,205	1,257
Technical Services	755	802
Corporate and Eliminations	(471)	(456)
Total	$5,879	$5,938

	Three Months Ended
Intersegment Sales (in millions)	Mar 31, 2013	Apr 1, 2012
Integrated Defense Systems	$20	$23
Intelligence and Information Systems	6	3
Missile Systems	11	7
Network Centric Systems	101	103
Space and Airborne Systems	139	132
Technical Services	194	188
Total	$471	$456

	Three Months Ended
Operating Income (in millions)	Mar 31, 2013	Apr 1, 2012
Integrated Defense Systems	$244	$216
Intelligence and Information Systems	59	62
Missile Systems	193	180
Network Centric Systems	89	116
Space and Airborne Systems	181	173
Technical Services	63	71
FAS/CAS Adjustment	(71)	(70)
Corporate and Eliminations	(52)	(42)
Total	$706	$706

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
The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
FAS/CAS Pension Adjustment	$(72)	$(70)
FAS/CAS PRB Adjustment	1	—
FAS/CAS Adjustment	$(71)	$(70)
The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Intersegment profit eliminations	$(45)	$(42)
Corporate	(7)	—
Total	$(52)	$(42)

	Three Months Ended
Intersegment Operating Income (in millions)	Mar 31, 2013	Apr 1, 2012
Integrated Defense Systems	$2	$2
Intelligence and Information Systems	—	—
Missile Systems	3	2
Network Centric Systems	12	9
Space and Airborne Systems	12	12
Technical Services	16	17
Total	$45	$42

Total Assets (in millions)	Mar 31, 2013	Dec 31, 2012
Integrated Defense Systems	$2,082	$1,983
Intelligence and Information Systems	2,450	2,396
Missile Systems	5,391	5,293
Network Centric Systems	4,556	4,514
Space and Airborne Systems	4,714	4,781
Technical Services	1,376	1,363
Corporate	6,118	6,356
Total	$26,687	$26,686

With respect to the unaudited consolidated financial information of Raytheon Company for the three months ended March 31, 2013 and April 1, 2012, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated April 25, 2013, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of March 31, 2013, and the related consolidated statements of operations, comprehensive income, and equity for the three-month periods ended March 31, 2013 and April 1, 2012, and the consolidated statement of cash flows for the three-month periods ended March 31, 2013 and April 1, 2012. This interim financial information is the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, statements of comprehensive income, and statements of equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 13, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
April 25, 2013

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

As previously announced, effective April 1, 2013, in order to streamline operations, increase productivity and achieve stronger alignment with our customers' priorities, we consolidated our structure. The new structure consists of the following four businesses: Intelligence, Information and Services, resulting from the combination of the former Intelligence and Information Systems and former Technical Services; and Integrated Defense Systems, Missile Systems, and Space and Airborne Systems, each of which will be expanded by the realignment of the former Network Centric Systems. These changes are not reflected in the amounts, discussion or presentation of our business segments as set forth in this Form 10-Q because they were not effective until the second quarter of 2013. We will begin to report our segment financial results consistent with this new structure beginning with our Form 10-Q for the period ending June 30, 2013.

We operate in six segments: Integrated Defense Systems (IDS); Intelligence and Information Systems (IIS); Missile Systems (MS); Network Centric Systems (NCS); Space and Airborne Systems (SAS); and Technical Services (TS). For a more detailed description of our segments, see “Business Segments” within Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Pursuant to the terms of the Budget Control Act of 2011 (BCA), as amended by the American Taxpayer Relief Act of 2012, a sequestration went into effect on March 1, 2013 resulting in a 7.8% reduction to the U.S. Department of Defense (DoD) base budget for FY 2013, excluding funding for military personnel. Both Administration officials and senior congressional leaders continue to indicate their desire to come to a budgetary agreement that reduces federal deficits and the national debt in FY 2013. Any such agreement would likely modify the BCA required reductions. Even if such reductions are not modified, officials have indicated that the DoD may be given more flexibility in implementing the reductions than the BCA currently provides. Currently, the DoD is working to apply the required FY 2013 reductions to its programs and other activities. Although the DoD has not completed its process of identifying the impact of the reductions on specific programs, we believe our international business, combined with our efforts to align our businesses and capabilities with what we understand to be the most critical national priorities and mission areas, will help mitigate the potential impact of the reductions on our results of operations, financial condition and liquidity.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 and our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

As described in "Note 1: Basis of Presentation” within Item 1 of this Form 10-Q, we prepared the accompanying unaudited consolidated financial statements of Raytheon Company on the same basis as our annual audited consolidated financial statements.

Selected consolidated results were as follows:

	Three Months Ended		% of Total Net Sales
(In millions, except percentages and per share data)	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
Net sales
Products	$4,906	$4,899	83.4%	82.5%
Services	973	1,039	16.6%	17.5%
Total net sales	5,879	5,938	100.0%	100.0%
Operating expenses
Cost of sales
Products	3,800	3,785	64.6%	63.7%
Services	805	874	13.7%	14.7%
Total cost of sales	4,605	4,659	78.3%	78.5%
Administrative and selling expenses	408	405	6.9%	6.8%
Research and development expenses	160	168	2.7%	2.8%
Total operating expenses	5,173	5,232	88.0%	88.1%
Operating income	706	706	12.0%	11.9%
Non-operating (income) expense, net
Interest expense	53	50
Interest income	(3)	(2)
Other (income) expense, net	(7)	(8)
Total non-operating (income) expense, net	43	40
Federal and foreign income taxes	167	212
Income from continuing operations	496	454
Income (loss) from discontinued operations, net of tax	(2)	(2)
Net income	494	452
Less: Net income attributable to noncontrolling interests in subsidiaries	6	4
Net income attributable to Raytheon Company	$488	$448
Diluted earnings (loss) per share from continuing operations attributable to Raytheon Company common stockholders	$1.49	$1.33
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders	(0.01)	—
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders	1.49	1.32

Total Net Sales
The composition of external net sales by products and services for each segment for the first quarter of 2013 remained relatively consistent with the year ended December 31, 2012, which was approximately the following:

External Net Sales by Products and Services (% of segment total net external sales)
	IDS	IIS	MS	NCS	SAS	TS
Products	95%	75%	100%	90%	90%	15%
Services	5%	25%	—%	10%	10%	85%

Total Net Sales - First Quarter of 2013 vs. First Quarter of 2012—The decrease in total net sales of $59 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to lower external net sales of $67 million at NCS, $59 million at SAS and $53 million at TS, partially offset by higher external net sales of $98 million at MS. The decrease in external net sales at NCS was primarily due to lower net sales on combat and sensing systems programs driven by planned declines in production on certain U.S. Army programs and lower net sales on command, control, communications, computers and intelligence programs driven primarily by the schedule and timing on an international program and planned declines in production on various air traffic control programs for various customers. The decrease in external net sales at SAS was primarily due to lower net sales on certain classified programs. The decrease in external net sales at TS was primarily due to lower net sales on the National Science Foundation (NSF) Polar contract, which was completed in the first quarter of 2012. The increase in external net sales at MS was driven principally by higher net sales on the Standard Missile 3 (SM-3) program due to increased volume driven by higher scheduled production and development efforts and higher net sales on the Rolling Airframe Missile (RAM) program due to a scheduled increase in production efforts.

Products and Services Net Sales - First Quarter of 2013 vs. First Quarter of 2012—Product net sales in the first quarter of 2013 were relatively consistent with the first quarter of 2012. Included in product net sales in the first quarter of 2013 was higher external product net sales of $91 million at MS and lower external product net sales of $88 million at SAS, both primarily for the reasons described above. The decrease in service net sales of $66 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to lower service net sales of $46 million at TS, driven principally by the NSF Polar contract described above.

Sales to Major Customers - First Quarter of 2013 vs. First Quarter of 2012—Sales to the U.S. Department of Defense (DoD) were 81% and 82% of total net sales in the first quarters of 2013 and 2012, respectively. Sales to the U.S. Government were 86% and 87% of total net sales in the first quarters of 2013 and 2012. Included in both DoD and U.S. Government sales were foreign military sales through the U.S. Government of $753 million and $836 million in the first quarters of 2013 and 2012, respectively. Total international sales, including foreign military sales, were $1,536 million or 26.1% of total net sales in the first quarter of 2013 compared to $1,511 million or 25.4% in the first quarter of 2012.

Total Cost of Sales
Cost of sales, for both products and services, consists of labor, material, and subcontract costs, as well as related allocated costs. For each of our contracts, we manage the nature and amount of direct costs at the contract level, and manage indirect costs through cost pools as required by government accounting regulations. The estimate of the actual amount of direct costs and indirect costs form the basis for estimating our total costs at completion of the contract.

Total Cost of Sales - First Quarter of 2013 vs. First Quarter of 2012—The decrease in total cost of sales of $54 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to decreased external cost of sales of $66 million at SAS, $44 million at TS and $30 million at NCS, partially offset by increased external cost of sales of $87 million at MS. The changes in external cost of sales at SAS, TS, NCS and MS were primarily due to the activity described above in Total Net Sales.

Products and Services Cost of Sales - First Quarter of 2013 vs. First Quarter of 2012—Product cost of sales in the first quarter of 2013 were relatively consistent with the first quarter of 2012. Included in product cost of sales in the first quarter of 2013 was higher external product cost of sales of $84 million at MS and lower external product cost of sales of $84 million at SAS, both primarily for the reasons described above in Total Net Sales. The decrease in service cost of sales of $69 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to lower external service cost of sales of $46 million at TS, primarily due to the NSF Polar contract described above in Total Net Sales.

Administrative and Selling Expenses
Administrative and selling expenses in the first quarter of 2013 were relatively consistent with the first quarter of 2012.

The provision for state income taxes can generally be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $30 million and $18 million as of March 31, 2013 and April 1, 2012, respectively.

Research and Development Expenses
The decrease in research and development expenses of $8 million in the first quarter of 2013 compared to the first quarter of 2012 was related to the timing of bid and proposal expenses on various contract pursuits.

Total Operating Expenses
The decrease in total operating expenses of $59 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the decrease in cost of sales of $54 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income
Operating income in the first quarter of 2013 was consistent with the first quarter of 2012.
Total Non-Operating (Income) Expense, Net
Total non-operating (income) expense, net in the first quarter of 2013 was relatively consistent with the first quarter of 2012.

Federal and Foreign Income Taxes
Our effective tax rate in the first quarter of 2013 was 25.2% compared to 31.8% in the first quarter of 2012. The decrease of 6.6% was primarily due to the January 2013 retroactive reinstatement of the research and development (R&D) credit for the 2012 and 2013 tax years, which decreased the rate by approximately 4.7%, and a 2011 R&D refund claim filed in the first quarter of 2013, which decreased the rate by approximately 1.7%. The remaining variance of 0.2% is composed of various unrelated items which individually or collectively are not significant.

Our effective tax rate in the first quarter of 2013 was lower than the statutory federal tax rate primarily due to the reinstatement of the R&D tax credit which reduced our effective tax rate by 4.7%. The remaining decrease is due to the domestic manufacturing deduction, which decreased the rate by approximately 2.4%, and the 2011 R&D refund claim described above, which decreased our rate by 1.7%. The remaining variance of 1.0% is composed of various unrelated items which individually or collectively are not significant.

Income from Continuing Operations
The increase in income from continuing operations of $42 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the $45 million decrease in federal and foreign income taxes, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes.

Net Income
The increase in net income of $42 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the $45 million decrease in federal and foreign income taxes, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the first quarters of 2013 and 2012 was as follows:

	Three Months Ended
(In millions, except per share amounts)	Mar 31, 2013	Apr 1, 2012
Income from continuing operations attributable to Raytheon Company	$490	$450
Diluted weighted-average shares outstanding	328.2	338.7
Diluted EPS from continuing operations attributable to Raytheon Company	$1.49	$1.33
The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.16 in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the increase in continuing operations described above and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.
Our common stock share activity for the first quarters of 2013 and 2012 was as follows:

	Three Months Ended
Shares of Common Stock Outstanding (in millions)	Mar 31, 2013	Apr 1, 2012
Beginning balance	328.1	338.9
Stock plans activity	0.7	1.8
Treasury stock repurchases	(4.4)	(7.9)
Ending balance	324.4	332.8

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders was a loss of $0.01 in the first quarter of 2013 and a loss of less than $0.01 in the first quarter of 2012.

Diluted EPS Attributable to Raytheon Company Common Stockholders
The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.17 in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the $0.16 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

Adjusted EPS
Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the EPS impact of the FAS/CAS Adjustment, tax effected at the federal statutory rate of 35%, and from time to time, certain other items. In addition to the FAS/CAS Adjustment, the first quarter of 2013 Adjusted EPS also excludes the EPS impact of an R&D tax credit that relates to 2012. In January 2013, Congress approved legislation that included the extension of the R&D tax credit. The legislation retroactively reinstated the R&D tax credit for 2012 and extended it through December 31, 2013. As a result, we recorded the 2012 benefit in the first quarter of 2013. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement benefit costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding.

Adjusted EPS was as follows:

	Three Months Ended
	Mar 31, 2013	Apr 1, 2012
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.49	$1.33
Per share impact of FAS/CAS Adjustment	0.14	0.14
Per share impact of 2012 R&D tax credit	(0.08)	0.02
Adjusted EPS	$1.56	$1.48

In addition, we have revised our 2012 Adjusted EPS to include the favorable impact from the $25 million ($0.07 per diluted share) 2012 R&D tax credit that was recorded for GAAP reporting in the first quarter of 2013. We are revising 2012 Adjusted EPS in order to provide a more meaningful comparison between periods. The difference between the first quarter of 2013 ($0.08 per share) and full-year 2012 ($0.07 per share) impact of the 2012 R&D tax credit is due to a higher number of diluted shares for the full-year 2012 as compared to the first quarter of 2013. The amounts presented may not recalculate directly due to rounding.
The revised Adjusted EPS amounts for each of the four quarters and full-year 2012 was as follows:

					Twelve
	Three Months Ended				Months Ended
	Apr 1, 2012	Jul 1, 2012	Sep 30, 2012	Dec 31, 2012	Dec 31, 2012
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.33	$1.41	$1.51	$1.41	$5.65
Per share impact of FAS/CAS Adjustment	0.14	0.14	0.09	0.13	0.50
Per share impact of the early debt retirement make- whole provision	—	—	—	0.06	0.06
Per share impact of 2012 R&D tax credit	0.02	0.02	0.02	0.02	0.07
Adjusted EPS	$1.48	$1.57	$1.62	$1.62	$6.28

SEGMENT RESULTS
As previously announced, effective April 1, 2013, in order to streamline operations, increase productivity and achieve stronger alignment with our customers' priorities, we consolidated our structure. The new structure consists of the following four businesses: Intelligence, Information and Services, resulting from the combination of the former Intelligence and Information Systems and former Technical Services; and Integrated Defense Systems, Missile Systems, and Space and Airborne Systems, each of which will be expanded by the realignment of the former Network Centric Systems. These changes are not reflected in the amounts, discussion or presentation of our business segments as set forth in this Form 10-Q because they were not effective until the second quarter of 2013. We will begin to report our segment financial results consistent with this new structure beginning with our Form 10-Q for the period ending June 30, 2013.

We reported our results in the following segments: IDS, IIS, MS, NCS, SAS and TS. The following provides some context for viewing our segment performance through the eyes of management.

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

Bookings—We disclose the amount of bookings and notable contract awards for each segment. Bookings generally represent the dollar value of new contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated. We believe bookings are an important measure of future performance and are an indicator of potential future changes in net sales, because we cannot record revenues under a new contract without first having a booking in the current or a preceding period (i.e. a contract award).

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

Total Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: 1) cost of sales—labor; 2) cost of sales—materials and subcontractors; and 3) other costs of sales and other operating expenses. Included in cost of sales—labor is the incurred direct labor costs associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales—materials and subcontractors is the incurred direct materials costs, subcontractor costs (which include effort performed by other Raytheon segments), and applicable overhead allocations in the current period. Included in other cost of sales and other operating expenses is other direct costs not captured in labor or material and subcontractor costs, such as precontract costs previously deferred, costs previously deferred into inventory on contracts using commercial or units of delivery accounting, applicable overhead allocations, general and administrative costs, research and development costs (including bid and proposal costs), other direct costs (such as ancillary services and travel expenses) and adjustments for loss contracts.

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

Changes in net EAC adjustments typically relate to the current period impact of revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. We have a Company-wide standard and disciplined quarterly EAC process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g., to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recorded as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. Given that we have over 15,000 individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, as discussed above, we have both favorable and unfavorable EAC adjustments.

We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended
EAC Adjustments (in millions)	Mar 31, 2013	Apr 1, 2012
Gross favorable	$273	$236
Gross unfavorable	(134)	(96)
Total net EAC adjustments	$139	$140

There were no significant individual EAC adjustments in the first quarters of 2013 and 2012.

Total net EAC adjustments in the first quarter of 2013 were relatively consistent with the first quarter of 2012.

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

Segment financial results were as follows:

	Three Months Ended
Total Net Sales (in millions)	Mar 31, 2013	Apr 1, 2012
Integrated Defense Systems	$1,263	$1,220
Intelligence and Information Systems	743	764
Missile Systems	1,453	1,351
Network Centric Systems	931	1,000
Space and Airborne Systems	1,205	1,257
Technical Services	755	802
Corporate and Eliminations	(471)	(456)
Total	$5,879	$5,938

	Three Months Ended
Operating Income (in millions)	Mar 31, 2013	Apr 1, 2012
Integrated Defense Systems	$244	$216
Intelligence and Information Systems	59	62
Missile Systems	193	180
Network Centric Systems	89	116
Space and Airborne Systems	181	173
Technical Services	63	71
FAS/CAS Adjustment	(71)	(70)
Corporate and Eliminations	(52)	(42)
Total	$706	$706

	Three Months Ended
Bookings (in millions)	Mar 31, 2013	Apr 1, 2012
Integrated Defense Systems	$656	$736
Intelligence and Information Systems	456	446
Missile Systems	755	1,325
Network Centric Systems	574	621
Space and Airborne Systems	802	1,653
Technical Services	363	381
Total	$3,606	$5,162

Included in bookings were international bookings of $1,183 million and $1,368 million in the first quarters of 2013 and 2012, respectively, which included foreign military bookings through the U.S. Government. International bookings amounted to 33% and 27% of total bookings in the first quarters of 2013 and 2012, respectively.

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

	Funded Backlog		Total Backlog
Backlog (in millions)	Mar 31, 2013	Dec 31, 2012	Mar 31, 2013	Dec 31, 2012
Integrated Defense Systems	$7,167	$7,313	$8,796	$9,431
Intelligence and Information Systems	888	1,067	3,661	3,989
Missile Systems	6,158	6,939	9,109	10,030
Network Centric Systems	3,226	3,583	4,081	4,364
Space and Airborne Systems	3,543	3,409	5,790	6,031
Technical Services	1,541	1,736	2,109	2,336
Total	$22,523	$24,047	$33,546	$36,181

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

Integrated Defense Systems
	Three Months Ended
(In millions, except percentages)	Mar 31, 2013	Apr 1, 2012	% Change
Total Net Sales	$1,263	$1,220	3.5%
Total Operating Expenses
Cost of sales—labor	471	464	1.5%
Cost of sales—materials and subcontractors	378	387	(2.3)%
Other cost of sales and other operating expenses	170	153	11.1%
Total Operating Expenses	1,019	1,004	1.5%
Operating Income	$244	$216	13.0%
Operating Margin	19.3%	17.7%

Change in Operating Income (in millions)	Three Months Ended Mar 31, 2013 Versus Three Months Ended Apr 1, 2012
Volume		$3
Net change in EAC adjustments		3
Mix and other performance		22
Total Change in Operating Income		$28

	Three Months Ended
(In millions, except percentages)	Mar 31, 2013	Apr 1, 2012	% Change
Bookings	$656	$736	(10.9)%

Total Net Sales—The increase in total net sales of $43 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to higher net sales of $74 million on a missile defense radar program for an international customer as the program transitioned into full production, $62 million on an international Patriot program awarded in the second quarter of 2011, driven principally by scheduled program production requirements, and $52 million on various Patriot programs for an international customer, driven principally by scheduled program production requirements. The increase was partially offset by $83 million of lower net sales from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008. The remaining change in total net sales was spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The increase in total operating expenses of $15 million in the first quarter of 2013 compared to the first quarter of 2013 was primarily due to an increase in other cost of sales and other operating expenses of $17 million. The increase in other cost of sales and other operating expenses was primarily driven by the timing of independent research and development spending and the timing of outside service costs on an international global integrated sensors program.

Operating Income and Margin—The increase in operating income of $28 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a change in mix and other performance of $22 million, principally driven by increased activity on certain international Patriot programs. The increase in operating margin in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $8,796 million at March 31, 2013 compared to $9,431 million at December 31, 2012. The decrease in backlog of $635 million or 7% at March 31, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first quarter of 2013, principally across our Global Integrated Sensors and Seapower Capability Systems product lines. Bookings decreased by $80 million in the first quarter of 2013 compared to the first quarter of 2012. In the first quarter of 2013, IDS booked $208 million to provide advanced Patriot air and missile defense capability for an international customer and $160 million to provide Patriot engineering services support for U.S. and international customers. In the first quarter of 2012, IDS booked $182 million to provide Patriot engineering services support for U.S. and international customers. IDS also booked $90 million to provide engineering services, production and support for the Aegis weapon system for the U.S. Navy.

Intelligence and Information Systems
	Three Months Ended
(In millions, except percentages)	Mar 31, 2013	Apr 1, 2012	% Change
Total Net Sales	$743	$764	(2.7)%
Total Operating Expenses
Cost of sales—labor	336	321	4.7%
Cost of sales—materials and subcontractors	245	267	(8.2)%
Other cost of sales and other operating expenses	103	114	(9.6)%
Total Operating Expenses	684	702	(2.6)%
Operating Income	$59	$62	(4.8)%
Operating Margin	7.9%	8.1%

Change in Operating Income (in millions)	Three Months Ended Mar 31, 2013 Versus Three Months Ended Apr 1, 2012
Volume		$(2)
Net change in EAC adjustments		—
Mix and other performance		(1)
Total Change in Operating Income		$(3)

	Three Months Ended
(In millions, except percentages)	Mar 31, 2013	Apr 1, 2012	% Change
Bookings	$456	$446	2.2%

Total Net Sales—The decrease in total net sales of $21 million in the first quarter of 2013 compared to the first quarter of 2012 was driven primarily by $16 million of lower net sales on various classified programs with the remaining change spread across numerous programs with no individual or common significant driver.

Total Operating Expenses—The decrease in total operating expenses of $18 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a decrease in materials and subcontractors costs of $22 million and in other cost of sales and other operating expenses of $11 million. The decrease in materials and subcontractors costs was driven primarily by activities and requirements on the programs in Total Net Sales. The decrease in other cost of sales and other operating expenses was primarily due to the timing of costs applied to contracts through rates.

Operating Income and Margin—Operating income and operating margin in the first quarter of 2013 remained relatively consistent with the first quarter of 2012. Mix and other performance in the first quarter of 2013 included $7 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $5 million in the first quarter of 2012. Mix and other performance in the first quarter of 2013 also included an insurance recovery for legal expenses of $7 million, compared to $8 million in the first quarter of 2012. Operating income in the first quarters of 2013 and 2012 was reduced by approximately $4 million of certain cybersecurity-related acquisition costs and investments.

Backlog and Bookings—Backlog was $3,661 million at March 31, 2013 compared to $3,989 million at December 31, 2012. The decrease in backlog of $328 million or 8% at March 31, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first quarter of 2013, driven primarily by numerous classified contracts, the Global Positioning System Advanced Control Segment (GPS-OCX) program and the Joint Polar Satellite System (JPSS) program. Bookings increased by $10 million in the first quarter of 2013 compared to the first quarter of 2012. In the first quarter of 2013, IIS booked $266 million on a number of classified contracts compared to $284 million in the first quarter of 2012.

Missile Systems
	Three Months Ended
(In millions, except percentages)	Mar 31, 2013	Apr 1, 2012	% Change
Total Net Sales	$1,453	$1,351	7.5%
Total Operating Expenses
Cost of sales—labor	445	449	(0.9)%
Cost of sales—materials and subcontractors	643	547	17.6%
Other cost of sales and other operating expenses	172	175	(1.7)%
Total Operating Expenses	1,260	1,171	7.6%
Operating Income	$193	$180	7.2%
Operating Margin	13.3%	13.3%

Change in Operating Income (in millions)	Three Months Ended Mar 31, 2013 Versus Three Months Ended Apr 1, 2012
Volume		$13
Net change in EAC adjustments		11
Mix and other performance		(11)
Total Change in Operating Income		$13

	Three Months Ended
(In millions, except percentages)	Mar 31, 2013	Apr 1, 2012	% Change
Bookings	$755	$1,325	(43.0)%

Total Net Sales—The increase in total net sales of $102 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to $49 million of higher net sales on the Standard Missile 3 (SM-3) program due to increased volume driven by higher scheduled production and development efforts and $31 million of higher net sales on the Rolling Airframe Missile (RAM) program due to a scheduled increase in production efforts.

Total Operating Expenses—The increase in total operating expenses of $89 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to an increase in materials and subcontractor costs of $96 million, principally driven by the activity on the programs and for the reasons described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $13 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to increased volume of $13 million, principally driven by the programs described above in Total Net Sales, and a net change in EAC adjustments of $11 million spread across various programs with no individual or common significant driver. The increase in operating income was partially offset by a change in mix and other performance of $11 million, which was spread across numerous programs with no individual or common significant driver. Operating margin in the first quarter of 2013 was consistent with the first quarter of 2012.

Backlog and Bookings—Backlog was $9,109 million at March 31, 2013 compared to $10,030 million at December 31, 2012. The decrease in backlog of $921 million or 9% at March 31, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first quarter of 2013, principally within our Air Warfare Systems and Air and Missile Defense Systems product lines. Bookings in the first quarter of 2013 decreased by $570 million compared to the first quarter of 2012. In the first quarter of 2013, MS booked $156 million for the production of RAM for the German Navy and $85 million on Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force. In the first quarter of 2012, MS booked $497 million for an Advanced Medium-Range Air-to-Air Missiles (AMRAAM) contract for the U.S. Air Force and international customers and $172 million for the AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy and international customers. MS also booked $171 million for the development of SM-3 for the Missile Defense Agency (MDA) and $79 million for the development on the Accelerated Improved Intercept Initiative (AI3) program for the U.S. Army.

Network Centric Systems
	Three Months Ended
(In millions, except percentages)	Mar 31, 2013	Apr 1, 2012	% Change
Total Net Sales	$931	$1,000	(6.9)%
Total Operating Expenses
Cost of sales—labor	350	373	(6.2)%
Cost of sales—materials and subcontractors	349	372	(6.2)%
Other cost of sales and other operating expenses	143	139	2.9%
Total Operating Expenses	842	884	(4.8)%
Operating Income	$89	$116	(23.3)%
Operating Margin	9.6%	11.6%

Change in Operating Income (in millions)	Three Months Ended Mar 31, 2013 Versus Three Months Ended Apr 1, 2012
Volume		$(5)
Net change in EAC adjustments		(14)
Mix and other performance		(8)
Total Change in Operating Income		$(27)

	Three Months Ended
(In millions, except percentages)	Mar 31, 2013	Apr 1, 2012	% Change
Bookings	$574	$621	(7.6)%

Total Net Sales—The decrease in total net sales of $69 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to $46 million of lower net sales on combat and sensing systems programs driven by planned declines in production on certain U.S. Army programs, and $44 million of lower net sales on command, control, communications, computers and intelligence programs driven primarily by the schedule and timing on an international program and planned declines in production on various air traffic control programs for various customers.

Total Operating Expenses—The decrease in total operating expenses of $42 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to decreases in labor costs of $23 million and in materials and subcontractors costs of $23 million, which were driven primarily by the net decreased costs on the programs and for the reasons described above in Total Net Sales.

Operating Income and Margin—The decrease in operating income of $27 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a net change in EAC adjustments of $14 million, which was spread across numerous programs with no individual or common significant driver, and a change in mix and other performance of $8 million, driven primarily by lower sales on combat and sensing systems programs as described above in Total Net Sales. Included in mix and other performance was approximately $5 million of acquisition-related costs for Raytheon Secure Information Systems, LLC (RSIS) in the first quarter of 2013. The decrease in operating margin in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the net change in EAC adjustments and the change in mix and other performance.

Backlog and Bookings—Backlog was $4,081 million at March 31, 2013 compared to $4,364 million at December 31, 2012. The decrease in backlog of $283 million or 6% was primarily due to sales in excess of bookings, principally within our Combat and Sensing Systems and Integrated Communications Systems product lines. Bookings decreased by $47 million in the first quarter of 2013 compared to the first quarter of 2012. In the first quarter of 2013, NCS booked $126 million for the Wide Area Augmentation System - Geostationary Earth Orbit program for the Federal Aviation Administration (FAA). In the first quarter of 2012, NCS booked $81 million for the Navy Multiband Terminal (NMT) program for the U.S. Navy.

Space and Airborne Systems
	Three Months Ended
(In millions, except percentages)	Mar 31, 2013	Apr 1, 2012	% Change
Total Net Sales	$1,205	$1,257	(4.1)%
Total Operating Expenses
Cost of sales—labor	511	514	(0.6)%
Cost of sales—materials and subcontractors	372	409	(9.0)%
Other cost of sales and other operating expenses	141	161	(12.4)%
Total Operating Expenses	1,024	1,084	(5.5)%
Operating Income	$181	$173	4.6%
Operating Margin	15.0%	13.8%

Change in Operating Income (in millions)	Three Months Ended Mar 31, 2013 Versus Three Months Ended Apr 1, 2012
Volume		$(7)
Net change in EAC adjustments		3
Mix and other performance		12
Total Change in Operating Income		$8

	Three Months Ended
(In millions, except percentages)	Mar 31, 2013	Apr 1, 2012	% Change
Bookings	$802	$1,653	(51.5)%

Total Net Sales—The decrease in total net sales of $52 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to lower net sales of $76 million on certain classified programs.

Total Operating Expenses—The decrease in total operating expenses of $60 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to decreases in materials and subcontractor costs of $37 million and in other cost of sales and other operating expenses of $20 million. The decrease in materials and subcontractor costs was primarily due to the activity on the programs described above in Total Net Sales. The decrease in other cost of sales and other operating expenses was driven principally by the timing of costs applied to contracts through rates.

Operating Income and Margin—The increase in operating income of $8 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a change in mix and other performance of $12 million spread across numerous programs with no individual or common significant driver. Included in mix and other performance was $4 million and $9 million of acquisition-related costs for Raytheon Applied Signal Technology, Inc. (RAST) in the first quarters of 2013 and 2012, respectively. The increase in operating margin in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $5,790 million at March 31, 2013 compared to $6,031 million at December 31, 2012. The decrease in backlog of $241 million or 4% at March 31, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first quarter of 2013 principally within the Intelligence, Surveillance and Reconnaissance Systems product line. Bookings decreased by $851 million in the first quarter of 2013 compared to the first quarter of 2012. In the first quarter of 2013, SAS booked $90 million for the production of Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and $184 million on a number of classified contracts. In the first quarter of 2012, SAS booked $159 million to supply radar spare parts on the APG-63 for an international customer, $99 million on a radar performance-based logistics (PBL) contract for international customers, and $77 million for the production of radar warning receivers for the U.S. Navy. SAS also booked $925 million on a number of classified contracts in the first quarter of 2012.

Technical Services
	Three Months Ended
(In millions, except percentages)	Mar 31, 2013	Apr 1, 2012	% Change
Total Net Sales	$755	$802	(5.9)%
Total Operating Expenses
Cost of sales—labor	270	287	(5.9)%
Cost of sales—materials and subcontractors	356	381	(6.6)%
Other cost of sales and other operating expenses	66	63	4.8%
Total Operating Expenses	692	731	(5.3)%
Operating Income	$63	$71	(11.3)%
Operating Margin	8.3%	8.9%

Change in Operating Income (in millions)	Three Months Ended Mar 31, 2013 Versus Three Months Ended Apr 1, 2012
Volume		$(3)
Net change in EAC adjustments		(4)
Mix and other performance		(1)
Total Change in Operating Income		$(8)

	Three Months Ended
(In millions, except percentages)	Mar 31, 2013	Apr 1, 2012	% Change
Bookings	$363	$381	(4.7)%

Total Net Sales—The decrease in total net sales of $47 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to lower net sales of $49 million on the National Science Foundation (NSF) Polar contract, which was completed in the first quarter of 2012.

Total Operating Expenses—The decrease in total operating expenses of $39 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to decreases in materials and subcontractor costs of $25 million and in labor costs of $17 million, which were driven principally by the activity on the NSF Polar contract.

Operating Income and Margin—The decrease in operating income of $8 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a net change in EAC adjustments of $4 million and a decrease in volume of $3 million driven principally by the NSF Polar contract, as described above in Total Net Sales. The decrease in operating margin in the first quarter of 2013 was primarily due to the net change in EAC adjustments.

Backlog and Bookings—Backlog was $2,109 million at March 31, 2013 compared to $2,336 million at December 31, 2012. The decrease in backlog of $227 million or 10% at March 31, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first quarter of 2013 principally within Warfighter FOCUS due to the timing of when awards are received and work is performed. Bookings decreased by $18 million in the first quarter of 2013 compared to the first quarter of 2012. In the first quarter of 2013, TS booked $135 million on foreign training programs and $64 million on domestic training programs in support of Warfighter FOCUS activities. In the first quarter of 2012, TS booked $119 million on foreign training programs and $68 million on domestic training programs in support of Warfighter FOCUS activities.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
FAS/CAS Pension Adjustment	$(72)	$(70)
FAS/CAS PRB Adjustment	1	—
FAS/CAS Adjustment	$(71)	$(70)
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
FAS expense	$(318)	$(281)
CAS expense	246	211
FAS/CAS Pension Adjustment	$(72)	$(70)

A key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differ from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 10 years at March 31, 2013 and December 31, 2012, and are currently amortized under CAS over a 15-year period. However, the CAS Harmonization will reduce this amortization period from 15 to 10 years beginning in 2013, as well as changing the liability measurement method. In accordance with both FAS and CAS, a “market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

Corporate and Eliminations
Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

The components of total net sales and operating income related to Corporate and Eliminations were as follows:

	Three Months Ended
Total Net Sales (in millions)	Mar 31, 2013	Apr 1, 2012
Intersegment sales eliminations	$(471)	$(456)
Corporate	—	—
Total	$(471)	$(456)

	Three Months Ended
Operating Income (in millions)	Mar 31, 2013	Apr 1, 2012
Intersegment profit eliminations	$(45)	$(42)
Corporate	(7)	—
Total	$(52)	$(42)

Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At March 31, 2013 and December 31, 2012, we had $5 million and $7 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables from the previously sold Raytheon Aircraft Company. At March 31, 2013 and December 31, 2012, we had $38 million and $36 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities and various contract obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at March 31, 2013 and December 31, 2012:

(In millions)	Mar 31, 2013	Dec 31, 2012
Cash and cash equivalents	$3,125	$3,188
Short-term investments	887	856
Working capital	3,769	3,344
Amount available under credit facilities	1,398	1,398

Operating Activities

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Net cash provided by (used in) operating activities from continuing operations	$422	$111
Net cash provided by (used in) operating activities	423	115

The $311 million net increase in cash from operating activities from continuing operations in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the timing of accounts payable and the increase in net federal tax refunds described below.

Tax Payments and Refunds—In the first quarters of 2013 and 2012, we received net federal tax refunds of $98 million and $9 million, respectively. In the first quarter of 2013 we received net state refunds of $2 million, and in the first quarter of 2012 we paid net state taxes of $12 million. We expect full-year net federal and foreign tax payments to be approximately $655 million in 2013 compared to $959 million in 2012.

Pension Plan Contributions—We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act of 2006 (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the PPA calculated funded status at the beginning of the year. The PPA funded status is based on actual asset performance, averaged over three years and PPA discount rates, which are based on a 24-month average of high quality corporate bond rates, as published by the IRS. In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief from the current historically low interest rate environment. The provision adjusts the 24-month average high quality bond rates used to determine the PPA funded status so that they are within a floor and cap, or "corridor," based on the 25-year average of corporate bond rates. Beginning in 2012, interest rates must be between 90% and 110% of the 25-year rate, with a 5% increase in this corridor for each year from 2013–

2016, resulting in a gradual phase-out of the provision. Funding requirements for future periods will be based on actual asset performance and future interest rates. Pension assets and liabilities are valued annually at December 31 for purposes of determining funded status and future year for FAS expense, CAS expense and cash funding requirements.

We made the following required contributions to our pension plans during the first quarters of 2013 and 2012:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Required contributions	$25	$28

PRB plan payments were $4 million and $3 million in the first quarter of 2013 and the first quarter of 2012, respectively.

Interest Payments—We made interest payments on our outstanding debt of $63 million and $33 million in the first quarter of 2013 and first quarter of 2012, respectively. The increase in interest payments in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the timing of payments.

Investing Activities

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Net cash provided by (used in) investing activities	$(105)	$(90)

The change in net cash used in investing activities of $15 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the short-term investments activity and additions to property, plant and equipment and capitalized internal use software as described below.

Additions to property, plant and equipment and capitalized internal use software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Additions to property, plant and equipment	$49	$70
Additions to capitalized internal use software	9	20

We expect our property, plant and equipment and internal use software expenditures to be approximately $360 million and $70 million, respectively, in 2013, consistent with the anticipated needs of our business and for specific investments including program capital assets and facility improvements.

Short-term investments activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets.

Activity related to short-term investments was as follows:

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012 (1)
Purchases of short-term investments	$(201)	$—
Maturities of short-term investments	153	—
(1) We began investing in marketable securities in accordance with our short-term investment policy and cash management strategy in the second quarter of 2012.

Acquisitions—In pursuing our business strategies, we acquire and invest in certain businesses that meet strategic and financial criteria, and divesting of certain non-core businesses, investments and assets when appropriate. We did not have any acquisitions in the first quarter of 2013.

Financing Activities

	Three Months Ended
(In millions)	Mar 31, 2013	Apr 1, 2012
Net cash provided by (used in) financing activities	$(381)	$(484)

We have used cash provided by operating activities and proceeds from the issuance of new debt as our primary sources for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash used in financing activities of $103 million in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the change in the amount of stock repurchased as described below.

Stock Repurchases—In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At March 31, 2013, we had approximately $1.1 billion available under this repurchase program. All previous programs were completed in the first quarter of 2012. Share repurchases will take place from time to time at management's discretion depending on market conditions.

Stock repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards, restricted stock units and stock options issued to employees.

Our stock repurchases were as follows:

	Three Months Ended
(In millions)	Mar 31, 2013		Apr 1, 2012
	$	Shares	$	Shares
Stock repurchased under our stock repurchase program	$225	4.2	$400	7.9
Stock repurchased to satisfy tax withholding obligations	9	0.2	9	0.2
Total stock repurchases	$234	4.4	$409	8.1

In May 2010, our stockholders approved the Raytheon 2010 Stock Plan. Under the plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Three Months Ended
(In millions, except per share amounts)	Mar 31, 2013	Apr 1, 2012
Cash dividends declared per share	$0.55	$0.50
Total dividends paid	164	146
In March 2013, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.00 to $2.20 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $4.7 billion at March 31, 2013 and December 31, 2012. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2041.

Cash and Cash Equivalents and Short-Term Investments—Cash and cash equivalents and short-term investments were approximately $4.0 billion at March 31, 2013 and December 31, 2012. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1, and commercial paper of corporations with a minimum long-term debt rating of A+ or A1 and minimum short-term debt rating of A-1 and P-1. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $736 million and $725 million at March 31, 2013 and December 31, 2012, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016, replacing the previous $500 million and $1.0 billion credit facilities, which were both scheduled to mature in November 2012.

Under the $1.4 billion credit facility, we can borrow, issue letters of credit, and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at March 31, 2013, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of March 31, 2013 and December 31, 2012, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at March 31, 2013 and December 31, 2012, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the first quarter of 2013 and full-year 2012. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility was 35.9% and 36.6% at March 31, 2013 and December 31, 2012, respectively. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of March 31, 2013 to our short and long-term senior unsecured debt:

	Short-Term	Long-Term Senior Debt
Rating Agency	Debt Rating	Rating	Outlook	Date of Last Action
Fitch	F2	A -	Stable	September 2008
Moody’s	P-2	A3	Stable	October 2011
S&P	A-2	A -	Stable	September 2008
Shelf Registrations—We have an effective shelf registration with the SEC, filed in January 2013, which covers the registration of debt securities, common stock, preferred stock and warrants.

COMMITMENTS AND CONTINGENCIES
Environmental Matters—We are involved in various stages of investigation and cleanup related to remediation of various environmental sites. Our estimate of the liability of total environmental remediation costs includes the use of a discount rate and takes into account that a portion of these costs is eligible for future recovery through the pricing of our products and services to the U.S. Government. We consider such recovery probable based on government contracting regulations and our long history of receiving reimbursement for such costs, and accordingly have recorded the estimated future recovery of these costs from the U.S. Government within contracts in process, net. Our estimates regarding remediation costs to be incurred were as follows:

(In millions, except percentages)	Mar 31, 2013	Dec 31, 2012
Total remediation costs—undiscounted	$206	$202
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$143	$131
Recoverable portion	95	86
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

These instruments expire on various dates through 2021. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following:

(In millions)	Mar 31, 2013	Dec 31, 2012
Guarantees	$250	$255
Letters of credit	1,442	1,474
Surety bonds	239	239

Included in guarantees and letters of credit were $103 million and $221 million, respectively, at March 31, 2013, and $108 million and $225 million, respectively, at December 31, 2012, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At March 31, 2013, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at March 31, 2013. At March 31, 2013 and December 31, 2012, we had an estimated liability of $4 million, related to guarantees and letters of credit.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to the System for the Vigilance of the Amazon (SIVAM) program being performed by Network Centric Systems. Loan repayments by the Brazilian Government were current at March 31, 2013.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At March 31, 2013, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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

On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $532 million based on foreign exchange rates as of March 31, 2013) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in the operating expenses of our Intelligence and Information Systems (IIS) segment in the first quarter of 2011.
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $759 million based on foreign exchange rates as of March 31, 2013) against the UKBA for the collection of receivables and damages. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $630 million based on foreign exchange rates as of March 31, 2013). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $459 million based on foreign exchange rates as of March 31, 2013) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and we expect to have a decision in 2013.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at March 31, 2013 and December 31, 2012. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.
On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2004 and 2005 incurred costs at our Space and Airborne Systems (SAS) business. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and on February 1, 2013, we filed a complaint in the U.S. Court of Federal Claims challenging the 2004 COFDs. We also expect to challenge the 2005 COFDs. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.

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

Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued a new accounting standard requiring disclosure of items reclassified from other comprehensive income (loss) to net income. This guidance is effective for periods beginning after December 15, 2012 and early application is permitted. We disclosed this information in our 2012 Annual Report on Form 10-K. Refer to "Note 10: Stockholders' Equity" of this Form 10-Q for further information.

Other new pronouncements issued but not effective until after March 31, 2013 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of March 31, 2013 and December 31, 2012 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at March 31, 2013 and December 31, 2012.

As of March 31, 2013 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$—	$4,783	$4,783	$5,376
Average interest rate	—%	—%	—%	—%	—%	4.372%	4.372%

As of December 31, 2012 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$—	$4,783	$4,783	$5,483
Average interest rate	—%	—%	—%	—%	—%	4.372%	4.372%

In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,157 million and $1,305 million at March 31, 2013 and December 31, 2012, respectively.
For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $20 million and $17 million were included in other assets, net, and unrealized losses of $22 million and $14 million were included in other accrued expenses at March 31, 2013 and December 31, 2012, respectively.
Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At March 31, 2013, we had short-term investments with a fair value of $887 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of March 31, 2013.
Conclusion of Evaluation—Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2013 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

On August 18, 2010, the UK Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted total net claims in the arbitration of approximately £302 million (approximately $459 million based on foreign exchange rates as of March 31, 2013) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $759 million based on foreign exchange rates as of March 31, 2013) against the UKBA for the collection of receivables, damages and interest. Arbitration hearings commenced in late 2012 and we expect to have a decision in 2013.

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

Additional information regarding arbitration with the UKBA is contained in "Note 9: Commitments and Contingencies" within Part I, Item 1 and “Commitments and Contingencies” within Part I, Item 2 of this Form 10-Q.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect any additional liability from these proceedings to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan(2)
January (January 1, 2013-January 27, 2013)	452	$56.39	—	$1.3
February (January 28, 2013-February 24, 2013)	3,004,681	53.86	3,004,120	1.2
March (February 25, 2013-March 31, 2013)	1,162,087	54.59	1,158,695	1.1
Total	4,167,220	$54.06	4,162,815

(1)
Includes shares purchased related to treasury activity under our stock plans. Such activity during the first quarter of 2013 includes the surrender by employees of 4,405 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

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
April 25, 2013