Form 10-Q/A
period 2013-03-31
RAYTHEON CO/
filed 2013-05-23
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

We are filing this amendment (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the period ended March 31, 2013, originally filed with the Securities and Exchange Commission (the "SEC") on April 25, 2013 (the "Form 10-Q") for the sole purpose of filing amended Exhibits 31.1 and 31.2, Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as originally filed with our Form 10-Q. As a result of a technical error, the second paragraph was erroneously repeated in the third paragraph in both the certification of the principal executive officer and principal financial officer, and the certification of the principal financial officer was inadvertently labeled "Certification of Chief Executive Officer." Because this Form 10-Q/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Other than as described above, this Form 10-Q/A does not amend, update or restate any information included in the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related or other disclosures, including forward-looking statements, made in the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

ITEM 6. EXHIBITS
The following list of exhibits includes exhibits submitted with this Form 10-Q/A as filed with the Securities and Exchange Commission and those incorporated by reference to other filings.

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
May 23, 2013