Form 10-Q
period 2013-06-30
RAYTHEON CO/
filed 2013-07-25
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of July 22, 2013 was 322,491,000.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Jun 30, 2013	Dec 31, 2012
Assets
Current assets
Cash and cash equivalents	$2,467	$3,188
Short-term investments	995	856
Contracts in process, net	5,156	4,543
Inventories	454	381
Deferred taxes	90	96
Prepaid expenses and other current assets	114	182
Total current assets	9,276	9,246
Property, plant and equipment, net	1,924	1,986
Deferred taxes	1,140	1,367
Goodwill	12,764	12,756
Other assets, net	1,272	1,331
Total assets	$26,376	$26,686

Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,140	$2,398
Accounts payable	1,164	1,348
Accrued employee compensation	927	1,014
Other accrued expenses	1,223	1,142
Total current liabilities	5,454	5,902
Accrued retiree benefits and other long-term liabilities	7,443	7,854
Deferred taxes	10	9
Long-term debt	4,732	4,731
Commitments and contingencies (Note 9)

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 322 and 328 shares outstanding at June 30, 2013 and December 31, 2012, respectively.	3	3
Additional paid-in capital	2,526	2,928
Accumulated other comprehensive loss	(7,464)	(7,788)
Retained earnings	13,503	12,883
Total Raytheon Company stockholders’ equity	8,568	8,026
Noncontrolling interests in subsidiaries	169	164
Total equity	8,737	8,190
Total liabilities and equity	$26,376	$26,686

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Net sales
Products	$5,091	$4,973	$10,034	$9,872
Services	1,024	1,019	1,960	2,058
Total net sales	6,115	5,992	11,994	11,930
Operating expenses
Cost of sales—products	3,904	3,805	7,729	7,590
Cost of sales—services	849	847	1,629	1,721
Administrative and selling expenses	420	404	828	809
Research and development expenses	176	194	336	362
Total operating expenses	5,349	5,250	10,522	10,482
Operating income	766	742	1,472	1,448
Non-operating (income) expense, net
Interest expense	53	50	106	100
Interest income	(3)	(1)	(6)	(3)
Other (income) expense, net	3	3	(4)	(5)
Total non-operating (income) expense, net	53	52	96	92
Income from continuing operations before taxes	713	690	1,376	1,356
Federal and foreign income taxes	220	219	387	431
Income from continuing operations	493	471	989	925
Income (loss) from discontinued operations, net of tax	—	(1)	(2)	(3)
Net income	493	470	987	922
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	5	(1)	11	3
Net income attributable to Raytheon Company	$488	$471	$976	$919

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.50	$1.41	$3.00	$2.75
Income (loss) from discontinued operations, net of tax	—	—	(0.01)	(0.01)
Net income	1.50	1.41	2.99	2.74
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.50	$1.41	$2.99	$2.74
Income (loss) from discontinued operations, net of tax	—	—	(0.01)	(0.01)
Net income	1.50	1.41	2.99	2.73
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$488	$472	$978	$922
Income (loss) from discontinued operations, net of tax	—	(1)	(2)	(3)
Net income	$488	$471	$976	$919
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Net income	$493	$470	$987	$922
Other comprehensive income (loss), before tax:
Foreign exchange translation	(6)	(24)	(51)	(1)
Cash flow hedges and interest rate locks	(6)	(6)	(10)	—
Unrealized gains (losses) on investments, and other, net	—	—	(2)	—
Pension and other employee benefit plans, net:
Amortization of prior service cost (credit) included in net periodic cost	2	3	3	4
Amortization of net actuarial loss included in net income	293	239	587	479
Pension and other employee benefit plans, net	295	242	590	483
Other comprehensive income (loss), before tax	283	212	527	482
Income tax (expense) benefit related to items of other comprehensive income (loss)	(101)	(83)	(203)	(169)
Other comprehensive income (loss), net of tax	182	129	324	313
Total comprehensive income	675	599	1,311	1,235
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	5	(1)	11	3
Comprehensive income attributable to Raytheon Company	$670	$600	$1,300	$1,232
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Six months ended June 30, 2013 and July 1, 2012 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2012	$3	$2,928	$(7,788)	$12,883	$8,026	$164	$8,190
Net income				976	976	11	987
Other comprehensive income (loss), net of tax			324		324		324
Dividends declared				(356)	(356)		(356)
Distributions and other activity related to noncontrolling interests					—	(6)	(6)
Common stock plans activity		94			94		94
Share repurchases		(496)			(496)		(496)
Balance at June 30, 2013	$3	$2,526	$(7,464)	$13,503	$8,568	$169	$8,737

Balance at December 31, 2011	$3	$3,523	$(7,001)	$11,656	$8,181	$159	$8,340
Net income				919	919	3	922
Other comprehensive income (loss), net of tax			313		313		313
Dividends declared				(333)	(333)		(333)
Distributions and other activity related to noncontrolling interests					—	(4)	(4)
Common stock plans activity		187			187		187
Share repurchases		(626)			(626)		(626)
Balance at July 1, 2012	$3	$3,084	$(6,688)	$12,242	$8,641	$158	$8,799
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012
Cash flows from operating activities
Net income	$987	$922
(Income) loss from discontinued operations, net of tax	2	3
Income from continuing operations	989	925
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	221	228
Stock-based compensation	64	56
Deferred income taxes	(78)	66
Tax benefit from stock-based awards	(10)	(10)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(891)	(797)
Inventories	(74)	(112)
Prepaid expenses and other current assets	68	32
Accounts payable	(187)	(328)
Income taxes receivable/payable	183	9
Accrued employee compensation	(89)	(53)
Other accrued expenses	(27)	(46)
Other long-term liabilities	(11)	(26)
Pension and other postretirement benefit plans	246	(59)
Other, net	(23)	(33)
Net cash provided by (used in) operating activities from continuing operations	381	(148)
Net cash provided by (used in) operating activities from discontinued operations	—	6
Net cash provided by (used in) operating activities	381	(142)
Cash flows from investing activities
Additions to property, plant and equipment	(105)	(137)
Proceeds from sales of property, plant and equipment	1	44
Additions to capitalized internal use software	(21)	(46)
Purchases of short-term investments	(839)	(706)
Sales of short-term investments	325	150
Maturities of short-term investments	362	—
Payments for purchases of acquired companies, net of cash received	(14)	—
Other	—	(1)
Net cash provided by (used in) investing activities	(291)	(696)
Cash flows from financing activities
Dividends paid	(343)	(313)
Repurchases of common stock	(450)	(600)
Activity under common stock plans	(23)	94
Tax benefit from stock-based awards	10	10
Other	(5)	(3)
Net cash provided by (used in) financing activities	(811)	(812)
Net increase (decrease) in cash and cash equivalents	(721)	(1,650)
Cash and cash equivalents at beginning of the year	3,188	4,000
Cash and cash equivalents at end of period	$2,467	$2,350

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
As previously announced, effective April 1, 2013, we consolidated our structure. Our new structure consists of the following four businesses: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); and Space and Airborne Systems (SAS).
The amounts, discussion and presentation of our business segments, including eliminations for intersegment activity, as set forth in this Form 10-Q, reflect our new structure. None of the changes impact our previously reported consolidated financial statements. See "Note 13: Segment Reporting" for additional information including revised historical segment results under our new structure. In connection with our business consolidation, goodwill was allocated to our reporting units (our four business segments) on a relative fair value basis. We performed an interim goodwill impairment test and there was no indication of goodwill impairment.

Note 2: Changes in Estimates under Percentage of Completion Contract Accounting
We have a Company-wide standard and disciplined quarterly Estimate at Completion (EAC) process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g., to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. When estimates of total costs to be incurred on a contract exceed total estimates of revenue to be earned, a provision for the entire loss on the contract is recognized in the period the loss is determined.

Net EAC adjustments had the following favorable impact on our operating results:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Operating income	$156	$175	$295	$315
Income from continuing operations attributable to Raytheon Company	101	114	192	205
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.31	$0.34	$0.59	$0.61

Note 3: Inventories
Inventories consisted of the following:

(In millions)	Jun 30, 2013	Dec 31, 2012
Materials and purchased parts	$78	$74
Work in process	359	291
Finished goods	17	16
Total	$454	$381
We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $150 million and $100 million in inventories as work in process at June 30, 2013 and December 31, 2012, respectively.

Note 4: Accounting Standards
New pronouncements issued but not effective until after June 30, 2013 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 5: Acquisitions
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

During the second quarter of 2013, we acquired Visual Analytics, Incorporated, subsequently renamed Raytheon Visual Analytics, Incorporated (RVAI), for $14 million in cash, net of cash acquired, and exclusive of retention payments. RVAI further extends our capabilities to meet the data analytics, data visualization and information sharing needs of our customers, and this acquisition is part of our strategy to enhance our Intelligence, Information and Services (IIS) offerings. In connection with this acquisition, we have preliminarily recorded $12 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $3 million of intangible assets. We expect to complete the purchase price allocation process in the third quarter of 2013. Pro-forma financial information has not been provided for this acquisition because it is not material.

Additionally, during the second quarter of 2013, based on the finalization of the purchase price adjustment process, we completed the purchase price allocations for Raytheon Secure Information Systems, LLC (RSIS), which was acquired during the fourth quarter of 2012. The analysis resulted in an adjustment to goodwill of approximately $2 million.
A rollforward of our goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Total
Balance at December 31, 2012 (1)	$1,799	$2,699	$4,150	$4,108	$12,756
Acquisitions	—	12	—	(2)	10
Effect of foreign exchange rates and other	—	(2)	—	—	(2)
Balance at June 30, 2013	$1,799	$2,709	$4,150	$4,106	$12,764
(1) The December 31, 2012 balances were revised to reflect the new Raytheon structure as described in "Note 1: Basis of Presentation".

Note 6: Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.
We retained certain assets and liabilities of our previously disposed businesses. At June 30, 2013 and December 31, 2012, we had $4 million and $7 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables from the previously sold Raytheon Aircraft Company. At June 30, 2013 and December 31, 2012, we had $35 million and $36 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities and various contract obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

Note 7: Derivative Financial Instruments
Our primary market exposures are to foreign exchange rates and interest rates, and we use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions that we judge to be credit-worthy, and the majority of our foreign currency forward contracts are denominated in currencies of major industrial countries. We do not hold or issue derivative financial instruments for trading or speculative purposes.
The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses on our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Derivatives designated as hedging instruments	$15	$13	$24	$12
Derivatives not designated as hedging instruments	2	4	3	2
Total	$17	$17	$27	$14
We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Effective portion
Gain (loss) recognized in accumulated other comprehensive loss (AOCL)	$(5)	$(7)	$(6)	$(2)
Gain (loss) reclassified from AOCL to operating income	2	1	4	—
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in operating income	—	—	—	—

Pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges were not material at June 30, 2013 and December 31, 2012.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,622 million and $1,305 million at June 30, 2013 and December 31, 2012, respectively.

Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At June 30, 2013 and December 31, 2012, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at June 30, 2013 or December 31, 2012.

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

Note 8: Fair Value Measurements
The estimated fair value of certain financial instruments, including cash and cash equivalents and short-term investments, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $4,732 million at June 30, 2013 and $4,731 million at December 31, 2012, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $5,091 million and $5,483 million at June 30, 2013 and December 31, 2012, respectively, was determined based on quoted prices in inactive markets, which falls within Level 2 of the fair value measurement hierarchy.

We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. At June 30, 2013, we had short-term investments of $995 million consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. The amortized cost of these securities closely approximated their fair value as of June 30, 2013. Unrealized gains and losses on our available-for-sale securities are recorded in AOCL, net of tax. Realized gains and losses on sales of our available-for-sale securities are recorded in other (income) expense, net on our consolidated statements of operations. When determined, other than temporary declines in the value of available-for-sale securities are recorded as a loss in earnings. We make such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee's business, if available. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis. There were no securities deemed to have other than temporary declines in value for the second quarter of 2013. In the second quarter of 2013, we recorded an unrealized loss on short-term investments of less than $1 million, net of tax, in AOCL. In the first six months of 2013, we recorded sales of short-term investments of $325 million.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the second quarter of 2013 or the year ended December 31, 2012.
Assets and liabilities measured at fair value on a recurring basis consisted of the following:

June 30, 2013 (in millions)	Level 1	Level 2 (A)	Level 3	Total
Assets
Marketable securities held in trust	$434	$—	$—	$434
Short-term investments	—	995	—	995
Foreign currency forward contracts	17	—	—	17
Liabilities
Deferred compensation	271	—	—	271
Foreign currency forward contracts	27	—	—	27
December 31, 2012 (in millions)	Level 1	Level 2 (A)	Level 3	Total
Assets
Marketable securities held in trust	$407	$—	$—	$407
Short-term investments	—	856	—	856
Foreign currency forward contracts	17	—	—	17
Liabilities
Deferred compensation	251	—	—	251
Foreign currency forward contracts	14	—	—	14
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

(In millions, except percentages)	Jun 30, 2013	Dec 31, 2012
Total remediation costs—undiscounted	$209	$202
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$146	$131
Recoverable portion	98	86
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

(In millions)	Jun 30, 2013	Dec 31, 2012
Guarantees	$366	$255
Letters of credit	1,376	1,474
Surety bonds	238	239

Included in guarantees and letters of credit described above were $219 million and $223 million, respectively, at June 30, 2013, and $108 million and $225 million, respectively, at December 31, 2012, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At June 30, 2013, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at June 30, 2013. At June 30, 2013 and December 31, 2012, we had an estimated liability of $6 million and $4 million, respectively, related to these guarantees and letters of credit.
In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at June 30, 2013.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 30, 2013, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.
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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $532 million based on foreign exchange rates as of June 30, 2013) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in the operating expenses of our IIS segment in the first quarter of 2011.
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $759 million based on foreign exchange rates as of June 30, 2013) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $630 million based on foreign exchange rates as of June 30, 2013). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $459 million based on foreign exchange rates as of June 30, 2013) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and we expect to have a decision in 2013.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at June 30, 2013 and December 31, 2012. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.

On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2004 and 2005 incurred costs at SAS. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and in February and May 2013, we filed complaints in the U.S. Court of Federal Claims challenging the 2004 and 2005 COFDs, respectively. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against, or initiated by, us. We do not expect these proceedings to result in any additional liability or gains that would materially affect our financial position, results of operations or liquidity. In connection with certain of our legal matters, we may be entitled to insurance recovery for qualified legal costs. We do not expect any insurance recovery to have a material impact on the financial exposure that could result from these matters.
Product Warranty—We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.
Activity related to our product warranty accruals was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Beginning balance	$34	$36	$33	$38
Provisions for warranties	1	3	4	4
Warranty services provided	(4)	(3)	(6)	(6)
Ending balance	$31	$36	$31	$36
We account for warranty provision costs incurred under our long-term contracts using the cost-to-cost measure of progress as contracts costs, as the estimation of these costs is integral in determining the price of the related long-term contracts. The table above excludes these costs.
As part of the business consolidation disclosed in "Note 1: Basis of Presentation", the total costs of the severance benefits to terminated employees are not expected to be material, and almost all of the costs are incurred in accordance with existing termination benefit plans and not as one-time termination benefits. Additionally, relocation and other costs associated with the business consolidation are not material. Although not material, the majority of these costs will be recovered in our overhead rates.

Note 10: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Six Months Ended
Shares of Common Stock Outstanding (in millions)	Jun 30, 2013	Jul 1, 2012
Beginning balance	328.1	338.9
Stock plans activity	2.6	5.6
Stock repurchases	(8.3)	(12.4)
Ending balance	322.4	332.1
In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At June 30, 2013, we had approximately $895 million available under this repurchase program. All previous programs were completed by the first quarter of 2012. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Stock repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards, restricted stock units and stock options issued to employees.

Our stock repurchases were as follows:

	Six Months Ended
(In millions)	Jun 30, 2013		Jul 1, 2012
	$	Shares	$	Shares
Stock repurchased under our stock repurchase program	$450	7.6	$600	11.9
Stock repurchased to satisfy tax withholding obligations	46	0.7	26	0.5
Total stock repurchases	$496	8.3	$626	12.4

In the fourth quarter of 2012, all outstanding treasury shares directly held by us were retired, with an offsetting reduction in common stock for the par value and the remaining amount offset in additional paid-in-capital. In addition, our Board of Directors authorized all future share repurchases, including those to satisfy tax withholding obligations, to be retired immediately upon repurchase.
In March 2013, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.00 to $2.20 per share. Our Board of Directors also declared dividends of $1.10 per share during the first six months of 2013, compared to dividends of $1.00 per share during the first six months of 2012. Dividends are subject to quarterly approval by our Board of Directors.
Earnings Per Share (EPS)
We compute basic and diluted EPS using actual income from continuing operations attributable to Raytheon Company common stockholders, income (loss) from discontinued operations net of tax attributable to Raytheon Company common stockholders, net income attributable to Raytheon Company, and our actual weighted-average shares and participating securities outstanding rather than the numbers presented within our unaudited consolidated financial statements, which are rounded to the nearest million. As a result, it may not be possible to recalculate EPS as presented in our unaudited consolidated financial statements. Furthermore, it may not be possible to recalculate EPS attributable to Raytheon Company common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations.

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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Six Months Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.55	$0.50	$1.09	$0.99
Undistributed earnings	0.95	0.91	1.91	1.76
Total	$1.50	$1.41	$3.00	$2.75
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.55	$0.50	$1.09	$0.99
Undistributed earnings	0.95	0.91	1.90	1.75
Total	$1.50	$1.41	$2.99	$2.74
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was a loss of less than $0.01 for the second quarters of 2013 and 2012 and a loss of $0.01 for the first six months of 2013 and 2012.
The income attributable to participating securities was as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Income from continuing operations attributable to participating securities	$10	$9	$19	$17
Income (loss) from discontinued operations, net of tax attributable to participating securities (1)	—	—	—	—
Net income attributable to participating securities	$10	$9	$19	$17
(1) Income (loss) from discontinued operations, net of tax attributable to participating securities was a loss of less than $1 million for the second quarters of 2013 and 2012, and for the first six months ended 2013 and 2012.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Shares for basic EPS (including 6.5 and 6.6 participating securities for the three months ended June 30, 2013 and July 1, 2012, respectively and 6.4 and 6.1 for the six months ended June 30, 2013 and July 1, 2012, respectively).	324.9	333.4	326.1	335.4
Dilutive effect of stock options and LTPP	0.7	1.0	0.8	1.1
Shares for diluted EPS	325.6	334.4	326.9	336.5
There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS for the second quarters of 2013 and 2012 and for the first six months of 2013 and 2012. Stock options to purchase the following number of shares of common stock had exercise prices that were less than the average market price (dilutive) of our common stock and were included in our calculations of diluted EPS:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Stock options included in calculations of EPS (dilutive)	0.1	1.2	0.1	1.2

Stock-based Compensation Plans
Restricted stock activity for the first six months of 2013 was as follows:

(In millions)	Number of Shares
Outstanding unvested at December 31, 2012	5.8
Granted	1.8
Vested	(1.6)
Forfeited	(0.3)
Outstanding unvested at June 30, 2013	5.7
During each of the first six months of 2013 and 2012, we issued 0.4 million and 0.5 million shares, respectively, of our common stock in connection with the vesting of our 2010–2012 and 2009–2011 LTPP awards. During the same periods, we also granted our 2013–2015 and 2012–2014 LTPP awards with an aggregate target award of 0.4 million and 0.5 million shares, respectively, for each period.
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

Other comprehensive income (loss) consisted of the following:

	Foreign exchange translation	Cash flow hedges and interest rate locks	Unrealized gains (losses) on investments and other, net	Pension and other employee benefit plans, net	Total

(In millions)
Balance at December 31, 2012	$60	$(5)	$(10)	$(7,833)	$(7,788)
Before-Tax Amount	(51)	(10)	(2)	590	527
Tax (Expense) or Benefit	—	4	—	(207)	(203)
Net-of-Tax Amount	(51)	(6)	(2)	383	324
Balance at June 30, 2013	$9	$(11)	$(12)	$(7,450)	$(7,464)

Balance at December 31, 2011	$25	$(13)	$(5)	$(7,008)	$(7,001)
Before-Tax Amount	(1)	—	—	483	482
Tax (Expense) or Benefit	—	—	—	(169)	(169)
Net-of-Tax Amount	(1)	—	—	314	313
Balance at July 1, 2012	$24	$(13)	$(5)	$(6,694)	$(6,688)

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and other employee benefit plans, and were $587 million and $479 million before-tax in the first six months of 2013 and 2012, respectively. This component of AOCL is included in the calculation of net periodic benefit cost (see "Note 11: Pension and Other Employee Benefits" for additional details).

The defined benefit pension and other employee benefit plans is shown net-of-tax benefits of $4,011 million and $4,218 million at June 30, 2013 and December 31, 2012, respectively. The cash flow hedges and interest rate locks are shown net-of-tax benefits of $6 million and $2 million at June 30, 2013 and December 31, 2012, respectively. The unrealized gains on investments and other are shown net-of-tax benefits of $4 million at June 30, 2013 and December 31, 2012. We expect approximately $5 million of after-tax net unrealized losses on our cash flow hedges at June 30, 2013 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

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
The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Service cost	$152	$135	$302	$270
Interest cost	249	262	498	524
Expected return on plan assets	(376)	(357)	(752)	(714)
Amortization of prior service cost included in net periodic pension expense	2	3	4	5
Amortization of net actuarial loss included in net income	292	238	585	477
Net periodic pension expense	$319	$281	$637	$562
Net periodic pension benefit cost includes expense from foreign Pension Benefit plans of $1 million in the second quarters of 2013 and 2012 and $2 million in the first six months of 2013 and 2012.
The components of net periodic expense (income) related to our Other Benefits were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Service cost	$2	$2	$4	$4
Interest cost	8	10	16	20
Expected return on plan assets	(8)	(7)	(16)	(15)
Amortization of prior service cost included in net periodic pension expense	—	—	(1)	(1)
Amortization of net actuarial loss included in net income	1	1	2	2
Net periodic postretirement expense	$3	$6	$5	$10
Long-term pension and other postretirement benefit plan liabilities were as follows:

(In millions)	Jun 30, 2013	Dec 31, 2012
Long-term pension liabilities	$6,801	$7,138
Other postretirement benefit plan liabilities	391	397
Total long-term pension and other postretirement benefit plan liabilities	$7,192	$7,535
We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act of 2006 (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the PPA calculated funded status at the beginning of the year. The PPA funded status is based on actual asset performance, averaged over three years and PPA discount rates, which are based on a 24-month average of high quality corporate bond rates, as published by the IRS. In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief from the current historically low interest rate environment. The provision adjusts the 24-month average high quality bond rates used to determine the PPA funded status so that they are within a floor and cap, or "corridor," based on the 25-year average of corporate bond rates. Beginning in 2012, interest rates must be between 90% and 110% of the 25-year rate, with a 5% increase in this corridor for each year from 2013–2016, resulting in a gradual phase-out of the provision. We made required contributions of $396 million and $631 million during the first six months of 2013 and 2012, respectively, to our pension and other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the first six months of 2013 and 2012; however, we periodically evaluate whether to make discretionary contributions.

Note 12: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. The IRS has completed its examination of our tax returns through 2010. We are participating in the Compliance Assurance Process (CAP) program for the 2011–2013 tax years. In the second quarter of 2013, the IRS submitted a report to the U.S. Congressional Joint Committee on Taxation (JCT) for review and approval of a refund claim related to the 2011 tax year. The completion of this review will result in the final closure and settlement of the tax year. We are also under audit by multiple state and foreign tax authorities.

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

There were no significant changes in the balance of our unrecognized tax benefits during the three and six months ended June 30, 2013 and July 1, 2012. The balance of our unrecognized tax benefits, exclusive of interest, was $121 million and $129 million at June 30, 2013 and December 31, 2012, respectively, and $168 million and $167 million at July 1, 2012 and December 31, 2011, the majority of which would affect our earnings if recognized.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. At June 30, 2013 and December 31, 2012, we had $13 million and $17 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $8 million and $11 million, respectively.

Note 13: Business Segment Reporting
As previously announced, effective April 1, 2013, we consolidated our structure. Our new structure consists of the following four businesses:

Integrated Defense Systems (IDS)—IDS, headquartered in Tewksbury, Massachusetts, is a leader in integrated air and missile defense; radar solutions; naval combat and ship electronic systems; and command, control, communications, computers and intelligence (C4I) solutions. IDS provides solutions to the U.S. Department of Defense (DoD), its services and agencies, and numerous international customers.

Intelligence, Information and Services (IIS)—IIS, headquartered in Dulles, Virginia, provides a full range of technical and professional services to defense, federal, international and commercial customers worldwide. IIS specializes in intelligence, surveillance and reconnaissance (ISR), navigation, weather, cyber security, training, logistics, mission support and engineering solutions primarily for the intelligence community and government customers.

Missile Systems (MS)—MS, headquartered in Tucson, Arizona, is a premier developer and producer of missile and combat systems for the armed forces of the U.S. and other allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, surveillance, targeting, and netted systems, MS develops and supports a broad range of advanced weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles, directed energy effectors and advanced combat sensor solutions. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the Missile Defense Agency (MDA) and the armed forces of more than 40 allied nations.

Space and Airborne Systems (SAS)—SAS, headquartered in McKinney, Texas, is a leader in the design and development of integrated systems and solutions for advanced missions, including traditional and non-traditional ISR, precision engagement, unmanned aerial operations, communications, and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides electro-optical/infrared sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, signals intelligence systems, processors, electronic warfare systems, communication systems, and space-qualified systems for civil and military applications. Key customers include the U.S. Navy, Air Force and Army, as well as classified and international customers.
The amounts, discussion and presentation of our business segments, including eliminations for intersegment activity, as set forth in this Form 10-Q, reflect our new structure. None of the changes impact our previously reported consolidated financial statements.

Revised segment sales for the year ended 2011, fiscal quarters within and year ended 2012 and the first quarter of 2013 were as follows:

	Three Months Ended					Twelve Months Ended
(In millions)	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jul 1, 2012	Apr 1, 2012	Dec 31, 2012	Dec 31, 2011
Integrated Defense Systems	$1,596	$1,730	$1,610	$1,574	$1,578	$6,492	$6,441
Intelligence, Information and Services	1,521	1,603	1,547	1,597	1,588	6,335	6,470
Missile Systems	1,636	1,781	1,677	1,580	1,601	6,639	6,801
Space and Airborne Systems	1,582	1,820	1,678	1,709	1,616	6,823	6,818
Corporate and Eliminations	(456)	(495)	(467)	(468)	(445)	(1,875)	(1,739)
Total	$5,879	$6,439	$6,045	$5,992	$5,938	$24,414	$24,791
Revised intersegment sales for the year ended 2011, fiscal quarters within and year ended 2012 and the first quarter of 2013 were as follows:

	Three Months Ended					Twelve Months Ended
(In millions)	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jul 1, 2012	Apr 1, 2012	Dec 31, 2012	Dec 31, 2011
Integrated Defense Systems	$24	$21	$21	$23	$26	$91	$83
Intelligence, Information and Services	191	200	206	194	184	784	741
Missile Systems	39	46	37	37	41	161	182
Space and Airborne Systems	202	228	203	214	194	839	733
Total	$456	$495	$467	$468	$445	$1,875	$1,739

Revised segment operating income for the year ended 2011, fiscal quarters within and year ended 2012 and the first quarter of 2013 were as follows:

	Three Months Ended					Twelve Months Ended
(In millions)	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jul 1, 2012	Apr 1, 2012	Dec 31, 2012	Dec 31, 2011
Integrated Defense Systems	$262	$262	$278	$269	$238	$1,047	$998
Intelligence, Information and Services	124	136	126	138	136	536	480
Missile Systems	214	198	233	209	221	861	939
Space and Airborne Systems	227	283	236	246	223	988	951
FAS/CAS Adjustment	(71)	(67)	(47)	(71)	(70)	(255)	(337)
Corporate and Eliminations	(50)	(57)	(40)	(49)	(42)	(188)	(201)
Total	$706	$755	$786	$742	$706	$2,989	$2,830

Revised components of operating income related to Corporate and Eliminations for the year ended 2011, fiscal quarters within and year ended 2012 and the first quarter of 2013 were as follows:

	Three Months Ended					Twelve Months Ended
(In millions)	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jul 1, 2012	Apr 1, 2012	Dec 31, 2012	Dec 31, 2011
Intersegment profit eliminations	$(42)	$(50)	$(41)	$(46)	$(40)	$(177)	$(161)
Corporate	(8)	(7)	1	(3)	(2)	(11)	(40)
Total	$(50)	$(57)	$(40)	$(49)	$(42)	$(188)	$(201)

Revised intersegment operating income for the year ended 2011, fiscal quarters within and year ended 2012 and the first quarter of 2013 were as follows:

	Three Months Ended					Twelve Months Ended
(In millions)	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jul 1, 2012	Apr 1, 2012	Dec 31, 2012	Dec 31, 2011
Integrated Defense Systems	$2	$2	$2	$2	$2	$8	$7
Intelligence, Information and Services	16	18	18	19	17	72	68
Missile Systems	6	9	4	6	5	24	20
Space and Airborne Systems	18	21	17	19	16	73	66
Total	$42	$50	$41	$46	$40	$177	$161

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

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Integrated Defense Systems	$1,721	$1,574	$3,317	$3,152
Intelligence, Information and Services	1,570	1,597	3,091	3,185
Missile Systems	1,690	1,580	3,326	3,181
Space and Airborne Systems	1,620	1,709	3,202	3,325
Corporate and Eliminations	(486)	(468)	(942)	(913)
Total	$6,115	$5,992	$11,994	$11,930

	Three Months Ended		Six Months Ended
Intersegment Sales (in millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Integrated Defense Systems	$28	$23	$52	$49
Intelligence, Information and Services	224	194	415	378
Missile Systems	42	37	81	78
Space and Airborne Systems	192	214	394	408
Total	$486	$468	$942	$913

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Integrated Defense Systems	$326	$269	$588	$507
Intelligence, Information and Services	131	138	255	274
Missile Systems	213	209	427	430
Space and Airborne Systems	216	246	443	469
FAS/CAS Adjustment	(72)	(71)	(143)	(141)
Corporate and Eliminations	(48)	(49)	(98)	(91)
Total	$766	$742	$1,472	$1,448

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
The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
FAS/CAS Pension Adjustment	$(73)	$(70)	$(145)	$(140)
FAS/CAS PRB Adjustment	1	(1)	2	(1)
FAS/CAS Adjustment	$(72)	$(71)	$(143)	$(141)
The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Intersegment profit eliminations	$(44)	$(46)	$(86)	$(86)
Corporate	(4)	(3)	(12)	(5)
Total	$(48)	$(49)	$(98)	$(91)

	Three Months Ended		Six Months Ended
Intersegment Operating Income (in millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Integrated Defense Systems	$3	$2	$5	$4
Intelligence, Information and Services	20	19	36	36
Missile Systems	4	6	10	11
Space and Airborne Systems	17	19	35	35
Total	$44	$46	$86	$86

Total Assets (in millions)	Jun 30, 2013	Dec 31, 2012
Integrated Defense Systems	$3,945	$3,710
Intelligence, Information and Services	3,906	3,827
Missile Systems	6,514	6,319
Space and Airborne Systems	6,486	6,470
Corporate	5,525	6,360
Total	$26,376	$26,686

With respect to the unaudited consolidated financial information of Raytheon Company for the six months ended June 30, 2013 and July 1, 2012, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated July 25, 2013, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of June 30, 2013, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2013 and July 1, 2012 and the consolidated statements of equity and of cash flows for the six-month periods ended June 30, 2013 and July 1, 2012. This interim financial information is the responsibility of the Company’s management.
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
We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 13, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
July 25, 2013

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

As previously announced, effective April 1, 2013, we consolidated our structure. Our new structure consists of the following four businesses:

Integrated Defense Systems (IDS)—IDS, headquartered in Tewksbury, Massachusetts, is a leader in integrated air and missile defense; radar solutions; naval combat and ship electronic systems; and command, control, communications, computers and intelligence (C4I) solutions. IDS provides solutions to the U.S. Department of Defense (DoD), its services and agencies, and numerous international customers.
Intelligence, Information and Services (IIS)—IIS, headquartered in Dulles, Virginia, provides a full range of technical and professional services to defense, federal, international and commercial customers worldwide. IIS specializes in intelligence, surveillance and reconnaissance (ISR), navigation, weather, cyber security, training, logistics, mission support and engineering solutions primarily for the intelligence community and government customers.
Missile Systems (MS)—MS, headquartered in Tucson, Arizona, is a premier developer and producer of missile and combat systems for the armed forces of the U.S. and other allied nations. Leveraging its capabilities in advanced airframes, guidance and navigation systems, high-resolution sensors, surveillance, targeting, and netted systems, MS develops and supports a broad range of advanced weapon systems, including missiles, smart munitions, close-in weapon systems, projectiles, kinetic kill vehicles, directed energy effectors and advanced combat sensor solutions. Key customers include the U.S. Navy, Army, Air Force and Marine Corps, the Missile Defense Agency (MDA) and the armed forces of more than 40 allied nations.
Space and Airborne Systems (SAS)—SAS, headquartered in McKinney, Texas, is a leader in the design and development of integrated systems and solutions for advanced missions, including traditional and non-traditional ISR, precision engagement, unmanned aerial operations, communications, and space. Leveraging advanced concepts, state-of-the-art technologies and mission systems knowledge, SAS provides electro-optical/infrared sensors, airborne radars for surveillance and fire control applications, lasers, precision guidance systems, signals intelligence systems, processors, electronic warfare systems, communication systems, and space-qualified systems for civil and military applications. Key customers include the U.S. Navy, Air Force and Army, as well as classified and international customers.
The amounts, discussion and presentation of our business segments, including eliminations for intersegment activity, as set forth in this Form 10-Q, reflect our new structure. None of the changes impact our previously reported consolidated financial statements. In connection with our business consolidation, goodwill was allocated to our reporting units (our four business segments) on a relative fair value basis. We performed an interim goodwill impairment test and there was no indication of goodwill impairment. The reporting unit that was closest to impairment had a fair value in excess of net book value of more than 50%. See Note 5: Acquisitions for a rollforward of our goodwill by segment.

Pursuant to the terms of the Budget Control Act of 2011 (BCA), as amended by the American Taxpayer Relief Act of 2012, a sequestration went into effect on March 1, 2013 resulting in a 7.8% reduction to the U.S. Department of Defense (DoD) budget for FY 2013, excluding funding for military personnel. Under the BCA, sequestration would result in a total of approximately $500 billion in reduced DoD funding over the FY 2013-FY 2021 period. As a result, unless Congress and the Administration agree to amend or revoke the BCA, the DoD will be required to operate under the BCA sequestration levels for the foreseeable future, including into FY 2014, when a reduction of approximately $50 billion, relative to the Administration's FY 2014 budget request, is expected.

The DoD issued a report in June 2013 identifying programs and activities that received reduced funding levels for FY 2013 as a result of sequestration. Although we expect that the resulting reductions, cancellations or delays to our existing contracts will have an impact on our FY 2013 total net sales, we believe that the impact on our total net sales in FY 2013 will be less than the 7.8% reduction noted above due to our international business and our position relative to critical DoD priorities and mission areas, and the length of time that it will take for sequestration reductions to impact future contracts. We further expect the impact of sequestration to continue into FY 2014 and possibly beyond and that the impact will increase as the DoD implements the cuts through future contracts. We believe that our international business, combined with our efforts to align our businesses and capabilities with what we understand to be the most critical DoD priorities and mission areas, will partially mitigate the potential impact of the reductions on our results of operations, financial condition and liquidity.

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

Selected consolidated results were as follows:

	Three Months Ended		% of Total Net Sales
(In millions, except percentages and per share data)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Net sales
Products	$5,091	$4,973	83.3%	83.0%
Services	1,024	1,019	16.7%	17.0%
Total net sales	6,115	5,992	100.0%	100.0%
Operating expenses
Cost of sales
Products	3,904	3,805	63.8%	63.5%
Services	849	847	13.9%	14.1%
Total cost of sales	4,753	4,652	77.7%	77.6%
Administrative and selling expenses	420	404	6.9%	6.7%
Research and development expenses	176	194	2.9%	3.2%
Total operating expenses	5,349	5,250	87.5%	87.6%
Operating income	766	742	12.5%	12.4%
Non-operating (income) expense, net
Interest expense	53	50
Interest income	(3)	(1)
Other (income) expense, net	3	3
Total non-operating (income) expense, net	53	52
Federal and foreign income taxes	220	219
Income from continuing operations	493	471
Income (loss) from discontinued operations, net of tax	—	(1)
Net income	493	470
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	5	(1)
Net income attributable to Raytheon Company	$488	$471
Diluted earnings (loss) per share from continuing operations attributable to Raytheon Company common stockholders	$1.50	$1.41
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders	—	—
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders	1.50	1.41

	Six Months Ended		% of Total Net Sales
(In millions, except percentages and per share data)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Net sales
Products	$10,034	$9,872	83.7%	82.7%
Services	1,960	2,058	16.3%	17.3%
Total net sales	11,994	11,930	100.0%	100.0%
Operating expenses
Cost of sales
Products	7,729	7,590	64.4%	63.6%
Services	1,629	1,721	13.6%	14.4%
Total cost of sales	9,358	9,311	78.0%	78.0%
Administrative and selling expenses	828	809	6.9%	6.8%
Research and development expenses	336	362	2.8%	3.0%
Total operating expenses	10,522	10,482	87.7%	87.9%
Operating income	1,472	1,448	12.3%	12.1%
Non-operating (income) expense
Interest expense	106	100
Interest income	(6)	(3)
Other (income) expense, net	(4)	(5)
Non-operating (income) expense, net	96	92
Federal and foreign income taxes	387	431
Income from continuing operations	989	925
Income (loss) from discontinued operations, net of tax	(2)	(3)
Net income	987	922
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	11	3
Net income attributable to Raytheon Company	$976	$919
Diluted earnings per share from continuing operations attributable to Raytheon Company common stockholders	$2.99	$2.74
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders	(0.01)	(0.01)
Diluted earnings per share attributable to Raytheon Company common stockholders	2.99	2.73

Total Net Sales
The composition of external net sales by products and services for each recast segment for the second quarter and first six months of 2013 remained relatively consistent with the year ended December 31, 2012, which was approximately the following:

External Net Sales by Products and Services (% of segment total net external sales)
	IDS	IIS	MS	SAS
Products	95%	45%	100%	90%
Services	5%	55%	—%	10%

Total Net Sales - Second Quarter of 2013 vs. Second Quarter of 2012—The increase in total net sales of $123 million in the second quarter of 2013 compared to the second quarter of 2012 was due to higher external net sales of $142 million at IDS and $105 million at MS, offset by lower external net sales of $67 million at SAS and $57 million at IIS. The increase in external net sales at IDS was primarily due to higher net sales on a missile defense radar program for an international customer as the program transitioned into full production and on various international air and missile defense programs, driven principally by scheduled program production requirements and timing of new awards. The increase at IDS was partially offset by lower net sales from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008. The increase in external net sales at MS was primarily due to higher net sales on the Standard Missile 3 (SM-3) program due to increased volume driven by higher scheduled production and development efforts, higher net sales on an international Paveway program due to planned production increases and higher net sales on the Tomahawk program driven by higher scheduled production. The increase at MS was partially offset by lower net sales on U.S. Army sensor programs driven principally by planned declines in production due to the U.S. Army budget environment. The decrease in external net sales at SAS was primarily due to lower net sales on certain classified programs and lower net sales on certain intelligence, surveillance and reconnaissance systems programs due to programs nearing completion. The decrease in external net sales at IIS was primarily due to lower net sales on certain classified programs and a ground control system program.

Products and Services Net Sales - Second Quarter of 2013 vs. Second Quarter of 2012—The increase in products net sales of $118 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to higher external products net sales of $133 million at IDS and $95 million at MS, both driven principally by the programs described above, partially offset by lower external products net sales of $68 million at SAS, driven principally by the programs described above. Services net sales in the second quarter of 2013 were relatively consistent with the second quarter of 2012.

Total Net Sales - First Six Months of 2013 vs. First Six Months of 2012—The increase in total net sales of $64 million in the first six months of 2013 compared to the first six months of 2012 was due to higher external net sales of $162 million at IDS and $142 million at MS, offset by lower external net sales of $131 million at IIS and $109 million at SAS. The increase in external net sales at IDS was primarily due to higher net sales on a missile defense radar program for an international customer as the program transitioned into full production and on various international air and missile defense programs, driven principally by scheduled program production requirements and timing of new awards. The increase at IDS was partially offset by lower net sales from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008. The increase in external net sales at MS was primarily due to higher net sales on the SM-3 program due to increased volume driven by higher scheduled production, higher net sales on an international Paveway program due to planned production increases and development efforts and higher net sales on the Rolling Airframe Missile (RAM) program due to a scheduled increase in production efforts. The increase at MS was partially offset by lower net sales on U.S. Army sensor programs driven principally by planned declines in production due to the U.S. Army budget environment. The decrease in external net sales at IIS was primarily due to lower net sales on the National Science Foundation (NSF) Polar program, which was completed in the first quarter of 2012, and lower net sales on certain classified programs. The decrease in external net sales at SAS was primarily due to lower net sales on certain classified programs.

Products and Services Net Sales - First Six Months of 2013 vs. First Six Months of 2012—The increase in products net sales of $162 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to higher external products net sales of $175 million at IDS and $128 million at MS, both driven principally by the programs described above, partially offset by lower external products net sales of $103 million at SAS, driven principally by the programs described above. The decrease in services net sales of $98 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to lower external services net sales of $93 million at IIS principally driven by the NSF Polar program described above.

Sales to Major Customers - Second Quarter of 2013 vs. Second Quarter of 2012 and First Six Months of 2013 vs. First Six Months of 2012—The following is a breakdown of net sales to major customers:

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Sales to the U.S. Department of Defense (1)	$4,851	$4,940	79%	82%
Sales to the U.S. Government (1)	5,154	5,195	84%	87%
Foreign military sales through the U.S. Government	783	779	13%	13%
Total international sales (1)	1,660	1,516	27%	25%
(1) Includes foreign military sales through the U.S. Government.

	Six Months Ended		% of Total Net Sales
(In millions, except percentages)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Sales to the U.S. Department of Defense (1)	$9,598	$9,826	80%	82%
Sales to the U.S. Government (1)	10,184	10,378	85%	87%
Foreign military sales through the U.S. Government	1,536	1,615	13%	14%
Total international sales (1)	3,196	3,027	27%	25%
(1) Includes foreign military sales through the U.S. Government.

Total Cost of Sales
Cost of sales, for both products and services, consists of labor, materials and subcontractors costs, as well as related allocated costs. For each of our contracts, we manage the nature and amount of direct costs at the contract level, and manage indirect costs through cost pools as required by government accounting regulations. The estimate of the actual amount of direct costs and indirect costs form the basis for estimating our total costs at completion of the contract.

Total Cost of Sales - Second Quarter of 2013 vs. Second Quarter of 2012—The increase in total cost of sales of $101 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to higher external cost of sales of $97 million at MS and $85 million at IDS, partially offset by lower external cost of sales of $46 million at IIS and $37 million at SAS. The increases in external cost of sales at MS and IDS were driven principally by the activity on the programs described above in Total Net Sales. The decrease in external cost of sales at IIS was primarily due to activity on certain classified programs with the remainder of the change spread across numerous programs with no individual or common significant driver. The decrease in external cost of sales at SAS was primarily due to the activity on the programs described above in Total Net Sales, with the remainder of the change spread across numerous programs with no individual or common significant driver.

Products and Services Cost of Sales - Second Quarter of 2013 vs. Second Quarter of 2012—The increase in products cost of sales of $99 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to higher external products cost of sales of $90 million at MS and $79 million at IDS, both principally driven by the activity on the programs described above in Total Net Sales, partially offset by lower external products cost of sales of $39 million at SAS, principally driven by the activity on the programs described above in Total Net Sales. Services cost of sales in the second quarter of 2013 was relatively consistent with the second quarter of 2012.

Total Cost of Sales - First Six Months of 2013 vs. First Six Months of 2012—The increase in total cost of sales of $47 million in the first six months of 2013 compared to the first six months of 2012 was due to higher external cost of sales of $146 million at MS and $71 million at IDS, partially offset by lower external cost of sales of $101 million at IIS and $80 million at SAS. The changes in external sales at MS, IIS and SAS were driven principally by the activity on the programs described above in Total Net Sales. The increase in external cost of sales at IDS was primarily due to the activity on the programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or significant common driver.

Products and Services Cost of Sales - First Six Months of 2013 vs. First Six Months of 2012—The increase in products cost of sales of $139 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to higher external product cost of sales of $138 million at MS and $81 million at IDS, both principally driven by the activity in the programs described above in Total Net Sales, partially offset by lower external product cost of sales of $75 million at SAS principally driven by the activity in the programs described above in Total Net Sales. The decrease in services cost of sales of $92 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to lower external service costs of sales of $86 million at IIS principally driven by the NSF Polar program described above in Total Net Sales.

Administrative and Selling Expenses
The increase in administrative and selling expenses of $16 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to an increase in net state taxes allocated to our contracts of $20 million.

The increase in administrative and selling expenses of $19 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to an increase in net state taxes allocated to our contracts of $30 million.

The provision for state income taxes generally can be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $28 million and $8 million in the second quarters of 2013 and 2012, respectively, and $56 million and $26 million for the first six months of 2013 and 2012, respectively.

Research and Development Expenses
The decrease in research and development expenses of $18 million in the second quarter of 2013 compared to the second quarter of 2012 was related to the timing of bid and proposal expenses on various contract pursuits.

The decrease in research and development expenses of $26 million in the first six months of 2013 compared to the first six months of 2012 was related to timing of bid and proposal expenses on various contract pursuits.

Total Operating Expenses
The increase in total operating expenses of $99 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to the increase in cost of sales of $101 million, the primary drivers of which are described above in Total Cost of Sales.

The increase in total operating expenses of $40 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to the increase in cost of sales of $47 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income
The increase in operating income of $24 million in the second quarter of 2013 compared to the second quarter of 2012 was due to the increase in total net sales of $123 million, the primary drivers of which are described above in Total Net Sales, offset by the increase in total operating expenses of $99 million, the primary drivers of which are described above in Total Operating Expenses.

The increase in operating income of $24 million in the first six months of 2013 compared to the first six months of 2012 was due to the increase in total net sales of $64 million, the primary drivers of which are described above in Total Net Sales, offset by the increase in total operating expenses of $40 million, the primary drivers of which are described above in Total Operating Expenses.
Total Non-Operating (Income) Expense, Net
Total non-operating (income) expense, net in the second quarter and first six months of 2013 was relatively consistent with the second quarter and first six months of 2012.

Federal and Foreign Income Taxes
Our effective tax rate in the second quarter of 2013 was 30.9% compared to 31.7% in the second quarter of 2012. The decrease of 0.8% was primarily due to the U.S. research and development (R&D) credit, which decreased the rate by approximately 0.9%, and the domestic manufacturing deduction, which decreased the rate by approximately 0.3%, partially offset by the foreign income tax rate differential, which increased the rate by 0.3%. The remaining increase of 0.1% is composed of various unrelated items which individually or collectively are not significant. Our effective tax rate in the second quarter of 2013 was lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 2.3%, the U.S. R&D credit, which decreased the rate by approximately 0.9% and the foreign income tax rate differential, which decreased the rate by 0.5%. The remaining decrease of 0.4% is composed of various unrelated items which individually or collectively are not significant. Our effective tax rate in the second quarter of 2012 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.0%, and the foreign income tax rate differential, which decreased the rate by approximately 0.8%. The remaining decrease of 0.5% is comprised of various unrelated items which individually or collectively are not significant.

Our effective tax rate in the first six months of 2013 was 28.1% compared to 31.8% in the first six months of 2012. The decrease of 3.7% was primarily due to the January 2013 retroactive reinstatement of the U.S. R&D credit for the 2012 and 2013 tax years, which decreased the rate by approximately 2.8%, a 2011 R&D refund claim filed in the first quarter of 2013, which decreased the effective tax rate by approximately 0.8%, and the domestic manufacturing deduction, which decreased the rate by approximately 0.4%. The remaining increase of 0.3% is comprised of various unrelated items which individually or collectively are not significant. Our effective tax rate in the first six months of 2013 was lower than the statutory federal tax rate primarily due to the reinstatement of R&D tax credit, which decreased the rate by 2.8%, the domestic manufacturing deduction, which decreased the rate by approximately 2.4%, a 2011 R&D refund claim filed in first quarter of 2013, which decreased the rate by 0.8%, and the foreign rate differential, which decreased the rate by 0.5%. The remaining decrease of approximately 0.4% is made up of various unrelated items which individually or collectively are not significant. Our effective tax rate in the first six months of 2012 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.0% and the foreign income tax rate differential, which decreased the rate by approximately 0.6%. The remaining decrease of 0.6% is comprised of various unrelated items which individually or collectively are not significant.

Income from Continuing Operations
The increase in income from continuing operations of $22 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to the $24 million increase in operating income, the primary drivers of which are described above in Operating Income.

The increase in income from continuing operations of $64 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to the $44 million decrease in federal and foreign income taxes, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes, and the increase in operating income of $24 million, the primary drivers of which are described above in Operating Income.

Net Income
The increase in net income of $23 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to the $24 million increase in operating income, the primary drivers of which are described above in Operating Income.

The increase in net income of $65 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to the $44 million decrease in federal and foreign income taxes, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes, and the increase in operating income of $24 million, the primary drivers of which are described above in Operating Income.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the second quarters of 2013 and 2012 was as follows:

	Three Months Ended
(In millions, except per share amounts)	Jun 30, 2013	Jul 1, 2012
Income from continuing operations attributable to Raytheon Company	$488	$472
Diluted weighted-average shares outstanding	325.6	334.4
Diluted EPS from continuing operations attributable to Raytheon Company	$1.50	$1.41
The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.09 in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to the increase in income from continuing operations described above and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.
Our common stock share activity for the second quarters of 2013 and 2012 was as follows:

	Three Months Ended
Shares of Common Stock Outstanding (in millions)	Jun 30, 2013	Jul 1, 2012
Beginning balance	324.4	332.8
Stock plans activity	1.9	3.6
Treasury stock repurchases	(3.9)	(4.3)
Ending balance	322.4	332.1

Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the first six months of 2013 and 2012 was as follows:

	Six Months Ended
(In millions, except per share amounts)	Jun 30, 2013	Jul 1, 2012
Income from continuing operations attributable to Raytheon Company	$978	$922
Diluted weighted-average shares outstanding	326.9	336.5
Diluted EPS from continuing operations attributable to Raytheon Company	$2.99	$2.74

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.25 in the first six months of 2013 compared to the first six months of 2012 was primarily due to the increase in income from continuing operations described above and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.
Our common stock share activity for the first six months of 2013 and 2012 was as follows:

	Six Months Ended
Shares of Common Stock Outstanding (in millions)	Jun 30, 2013	Jul 1, 2012
Beginning balance	328.1	338.9
Stock plans activity	2.6	5.6
Treasury stock repurchases	(8.3)	(12.4)
Ending balance	322.4	332.1

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders
Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders was a loss of less than $0.01 in the second quarters of 2013 and 2012 and a loss of $0.01 in the first six months of 2013 and 2012.

Diluted EPS Attributable to Raytheon Company Common Stockholders
The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.09 in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to the $0.09 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.26 in the first six months of 2013 compared to the first six months of 2012 was primarily due to the $0.25 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

Adjusted EPS
Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the EPS impact of the FAS/CAS Adjustment, tax effected at the federal statutory rate of 35%, and from time to time, certain other items. In addition to the FAS/CAS Adjustment, the first six months of 2013 Adjusted EPS also excludes the EPS impact of the R&D tax credit that relates to 2012. In January 2013, Congress approved legislation that included the extension of the R&D tax credit. The legislation retroactively reinstated the R&D tax credit for 2012 and extended it through December 31, 2013. As a result, we recorded the 2012 benefit in the first quarter of 2013. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement benefit costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding.

Adjusted EPS was as follows:

	Three Months Ended		Six Months Ended
	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.50	$1.41	$2.99	$2.74
Per share impact of FAS/CAS Adjustment	0.14	0.14	0.28	0.27
Per share impact of 2012 R&D tax credit	—	0.02	(0.08)	0.04
Adjusted EPS	$1.64	$1.57	$3.20	$3.05

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
SEGMENT RESULTS
As previously announced, effective April 1, 2013, we consolidated our structure. Our new structure consists of the following four businesses: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); and Space and Airborne Systems (SAS).

The amounts, discussion and presentation of our business segments, including eliminations for intersegment activity, as set forth in this Form 10-Q, reflect our new structure. None of the changes impact our previously reported consolidated financial statements. See "Note 13: Segment Reporting" for additional information including revised historical segment results under our new structure. In connection with our business consolidation, goodwill was allocated to our reporting units (our four business segments) on a relative fair value basis. We performed an interim goodwill impairment test and there was no indication of goodwill impairment.

Revised segment financial results were as follows:

	Three Months Ended					Twelve Months Ended
Total Net Sales (in millions)	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jul 1, 2012	Apr 1, 2012	Dec 31, 2012	Dec 31, 2011
Integrated Defense Systems	$1,596	$1,730	$1,610	$1,574	$1,578	$6,492	$6,441
Intelligence, Information and Services	1,521	1,603	1,547	1,597	1,588	6,335	6,470
Missile Systems	1,636	1,781	1,677	1,580	1,601	6,639	6,801
Space and Airborne Systems	1,582	1,820	1,678	1,709	1,616	6,823	6,818
Corporate and Eliminations	(456)	(495)	(467)	(468)	(445)	(1,875)	(1,739)
Total	$5,879	$6,439	$6,045	$5,992	$5,938	$24,414	$24,791

	Three Months Ended					Twelve Months Ended
Operating Income (in millions)	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jul 1, 2012	Apr 1, 2012	Dec 31, 2012	Dec 31, 2011
Integrated Defense Systems	$262	$262	$278	$269	$238	$1,047	$998
Intelligence, Information and Services	124	136	126	138	136	536	480
Missile Systems	214	198	233	209	221	861	939
Space and Airborne Systems	227	283	236	246	223	988	951
FAS/CAS Adjustment	(71)	(67)	(47)	(71)	(70)	(255)	(337)
Corporate and Eliminations	(50)	(57)	(40)	(49)	(42)	(188)	(201)
Total	$706	$755	$786	$742	$706	$2,989	$2,830

	Three Months Ended					Twelve Months Ended
Bookings (in millions)	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jul 1, 2012	Apr 1, 2012	Dec 31, 2012	Dec 31, 2011
Integrated Defense Systems	$926	$3,229	$1,361	$1,148	$895	$6,633	$7,605
Intelligence, Information and Services	830	1,189	1,870	1,520	891	5,470	6,158
Missile Systems	811	1,947	2,418	1,977	1,452	7,794	6,747
Space and Airborne Systems	1,039	1,527	1,644	1,512	1,924	6,607	6,045
Total	$3,606	$7,892	$7,293	$6,157	$5,162	$26,504	$26,555

Funded Backlog (in millions)	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jul 1, 2012	Apr 1, 2012	Dec 31, 2011
Integrated Defense Systems	$8,841	$9,188	$8,171	$8,530	$8,714	$8,512
Intelligence, Information and Services	2,459	2,848	3,029	2,991	2,878	2,821
Missile Systems	6,656	7,535	7,069	7,037	7,171	6,957
Space and Airborne Systems	4,567	4,476	4,617	4,527	4,207	4,172
Total	$22,523	$24,047	$22,886	$23,085	$22,970	$22,462

Total Backlog (in millions)	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jul 1, 2012	Apr 1, 2012	Dec 31, 2011
Integrated Defense Systems	$10,924	$11,656	$10,150	$10,358	$10,863	$11,547
Intelligence, Information and Services	5,831	6,409	6,853	6,413	6,441	7,027
Missile Systems	9,648	10,676	10,476	9,655	9,300	9,446
Space and Airborne Systems	7,143	7,440	7,536	7,497	7,699	7,292
Total	$33,546	$36,181	$35,015	$33,923	$34,303	$35,312

The following provides some context for viewing our segment performance through the eyes of management.

Given the nature of our business, bookings, total net sales, and operating income (and the related operating margin percentage), which we disclose and discuss at the segment level, are most relevant to an understanding of management’s view of our segment performance, and often these measures have significant interrelated effects, as described below. In addition, we disclose and discuss backlog, which represents future sales that we expect to recognize over the remaining contract period, which is generally several years. We also disclose cost of sales and the components of cost of sales within our segment disclosures.

Bookings—We disclose the amount of bookings and notable contract awards for each segment. Bookings generally represent the dollar value of new contracts awarded to us during the reporting period and include firm orders for which funding has not been appropriated. We believe bookings are an important measure of future performance and are an indicator of potential future changes in total net sales, because we cannot record revenues under a new contract without first having a booking in the current or a preceding period (i.e., a contract award).

Bookings are impacted by the timing and amounts of awards in a given period, which are subject to numerous factors, including the desired capability by the customer and urgency of customer needs; fiscal constraints placed on customer budgets; political uncertainty; the timing of customer negotiations; and the timing of option exercises or increases in scope. In addition, due to these factors, quarterly bookings tend to fluctuate from period to period, particularly on a segment basis. As a result, we believe comparing bookings on a quarterly basis or periods less than one year is less meaningful than for longer periods and that shorter term changes in bookings may not necessarily indicate a material trend.

Total Net Sales—We generally express changes in total net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying amounts of total operating expenses, which are comprised of cost of sales, administrative and selling expenses, and research and development expenses, incurred on individual contracts (i.e., from performance against contractual commitments on our bookings related to engineering, production or service activity).

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

Total Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: 1) cost of sales—labor; 2) cost of sales—materials and subcontractors; and 3) other costs of sales and other operating expenses. Included in cost of sales—labor is the incurred direct labor costs associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales—materials and subcontractors is the incurred direct materials costs, subcontractors costs (which include effort performed by other Raytheon businesses), and applicable overhead allocations in the current period. Included in other cost of sales and other operating expenses is other direct costs not captured in labor or material and subcontractors costs, such as precontract costs previously deferred, costs previously deferred into inventory on contracts using commercial or units of delivery accounting, applicable overhead allocations, general and administrative costs, research and development costs (including bid and proposal costs), settlements and interest on contract disputes, other direct costs (such as ancillary services and travel expenses) and adjustments for loss contracts.

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

Changes in net EAC adjustments typically relate to the current period impact of revisions to total estimated revenues and costs at completion. These changes reflect improved or deteriorated operating performance or award fee rates. We have a Company-wide standard and disciplined quarterly EAC process in which management reviews the progress and performance of our contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities, and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product), and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the contract (e.g., to estimate increases in wages and prices for materials and related support cost allocations), performance by our subcontractors, the availability and timing of funding from our customer, and overhead cost rates, among other variables. These estimates also include the estimated cost of satisfying our industrial cooperation agreements, sometimes referred to as offset obligations required under certain contracts. Based on this analysis, any quarterly adjustments to net sales, cost of sales, and the related impact to operating income are recognized as necessary in the period they become known. These adjustments may result from positive program performance, and may result in an increase in operating income during the performance of individual contracts, if we determine we will be successful in mitigating risks surrounding the technical, schedule, and cost aspects of those contracts or realizing related opportunities. Likewise, these adjustments may result in a decrease in operating income if we determine we will not be successful in mitigating these risks or realizing related opportunities. Changes in estimates of net sales, costs of sales, and the related impact to operating income are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract's percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. Given that we have over 15,000 individual contracts and the types and complexity of the assumptions and estimates we must make on an on-going basis, as discussed above, we have both favorable and unfavorable EAC adjustments.

We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended		Six Months Ended
EAC Adjustments (in millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Gross favorable	$277	$263	$550	$499
Gross unfavorable	(121)	(88)	(255)	(184)
Total net EAC adjustments	$156	$175	$295	$315

There were no significant individual EAC adjustments in the second quarters of 2013 and 2012 nor in the first six months of 2013 and 2012.

The net decrease in EAC adjustments in the second quarter of 2013 compared to the second quarter of 2012, and the first six months of 2013 compared to the first six months of 2012 was primarily due to IIS, MS and SAS, offset by IDS. Refer to the individual segment results for further information.

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

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Integrated Defense Systems	$1,721	$1,574	$3,317	$3,152
Intelligence, Information and Services	1,570	1,597	3,091	3,185
Missile Systems	1,690	1,580	3,326	3,181
Space and Airborne Systems	1,620	1,709	3,202	3,325
Corporate and Eliminations	(486)	(468)	(942)	(913)
Total	$6,115	$5,992	$11,994	$11,930

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Integrated Defense Systems	$326	$269	$588	$507
Intelligence, Information and Services	131	138	255	274
Missile Systems	213	209	427	430
Space and Airborne Systems	216	246	443	469
FAS/CAS Adjustment	(72)	(71)	(143)	(141)
Corporate and Eliminations	(48)	(49)	(98)	(91)
Total	$766	$742	$1,472	$1,448

	Three Months Ended		Six Months Ended
Bookings (in millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Integrated Defense Systems	$802	$1,148	$1,728	$2,043
Intelligence, Information and Services	1,396	1,520	2,226	2,411
Missile Systems	1,739	1,977	2,550	3,429
Space and Airborne Systems	1,387	1,512	2,426	3,436
Total	$5,324	$6,157	$8,930	$11,319

Included in bookings were international bookings of $1,374 million and $576 million in the second quarters of 2013 and 2012, respectively, and $2,557 million and $1,944 million in the first six months of 2013 and 2012, respectively which included foreign military bookings through the U.S. Government. International bookings amounted to 26% and 9% of total bookings in the second quarters of 2013 and 2012, respectively and 29% and 17% in the first six months of 2013 and 2012, respectively.

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

	Funded Backlog		Total Backlog
Backlog (in millions)	Jun 30, 2013	Dec 31, 2012	Jun 30, 2013	Dec 31, 2012
Integrated Defense Systems	$8,295	$9,188	$9,913	$11,656
Intelligence, Information and Services	2,531	2,848	5,754	6,409
Missile Systems	6,789	7,535	9,695	10,676
Space and Airborne Systems	4,554	4,476	7,073	7,440
Total	$22,169	$24,047	$32,435	$36,181

Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). Revenue is generally not recognized on backlog until funded. Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ). Both funded and unfunded backlog are affected by changes in foreign exchange rates. Approximately 37% of our total backlog at June 30, 2013 is from international programs, compared to 35% at December 31, 2012.

Integrated Defense Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2013	Jul 1, 2012	% Change	Jun 30, 2013	Jul 1, 2012	% Change
Total Net Sales	$1,721	$1,574	9.3%	$3,317	$3,152	5.2%
Total Operating Expenses
Cost of sales—labor	592	562	5.3%	1,175	1,164	0.9%
Cost of sales—materials and subcontractors	568	531	7.0%	1,094	1,038	5.4%
Other cost of sales and other operating expenses	235	212	10.8%	460	443	3.8%
Total Operating Expenses	1,395	1,305	6.9%	2,729	2,645	3.2%
Operating Income	$326	$269	21.2%	$588	$507	16.0%
Operating Margin	18.9%	17.1%		17.7%	16.1%

Change in Operating Income (in millions)	Three Months Ended Jun 30, 2013 Versus Three Months Ended Jul 1, 2012			Six Months Ended Jun 30, 2013 Versus Six Months Ended Jul 1, 2012
Volume		$14			$13
Net change in EAC adjustments		24			19
Mix and other performance		19			49
Total Change in Operating Income		$57			$81

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2013	Jul 1, 2012	% Change	Jun 30, 2013	Jul 1, 2012	% Change
Bookings	$802	$1,148	(30.1)%	$1,728	$2,043	(15.4)%

Total Net Sales—The increase in total net sales of $147 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to higher net sales of $47 million on a missile defense radar program for an international customer as the program transitioned into full production and $116 million on various international air and missile defense programs, driven principally by scheduled program production requirements and timing of new awards. The increase was partially offset by $74 million of lower net sales from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008.

The increase in total net sales of $165 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to higher net sales of $121 million on a missile defense radar program for an international customer as the program transitioned into full production and $233 million on various international air and missile defense programs, driven principally by scheduled program production requirements and timing of new awards. The increase was partially offset by $157 of lower net sales from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008.

Total Operating Expenses—The increase in total operating expenses of $90 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to an increase in materials and subcontractors costs of $37 million, an increase in labor costs of $30 million and an increase in other cost of sales and other operating expenses of $23 million. The increase in materials and subcontractors costs was primarily driven by the various international air and missile defense programs discussed above in Total Net Sales, increased efforts on a close combat tactical radar program due to schedule requirements, and the international missile defense radar program discussed above in Total Net Sales, partially offset by lower costs from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008. The increase in labor costs was primarily driven by the various international air and missile defense programs discussed above in Total Net Sales, increased efforts on the international missile defense radar program discussed above in Total Net Sales and the timing of costs applied to contracts through rates. The increases were partially offset by decreased labor costs from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008. The increase in other cost of sales and other operating expenses was spread across numerous programs with no individual or common significant driver.

The increase in total operating expenses of $84 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to an increase in materials and subcontractors costs of $56 million, primarily driven by the various international air and missile defense programs discussed above in Total Net Sales, the international missile defense radar program discussed above in Total Net Sales and increased efforts on a close combat tactical radar program due to schedule requirements. The increase was partially offset by lower costs from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008.

Operating Income and Margin—The increase in operating income of $57 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to a net change in EAC adjustments of $24 million and a change in mix and other performance of $19 million. The net change in EAC adjustments was principally driven by a contract modification, as well as improved performance on various Patriot programs for international and domestic customers due to labor and material efficiencies. The change in mix and other performance was primarily due to increased activity on certain international Patriot programs. The increase in operating margin in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to the net change in EAC adjustments and the change in mix and other performance.

The increase in operating income of $81 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to a change in mix and other performance of $49 million, principally driven by increased activity on certain international Patriot programs. The increase in operating margin in the first six months of 2013 compared to the first six months of 2012 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $9,913 million at June 30, 2013 compared to $11,656 million at December 31, 2012. The decrease in backlog of $1,743 million or 15% at June 30, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first six months of 2013, principally across our Integrated Air & Missile Defense, Global Integrated Sensors and Seapower Capability Systems product lines. Bookings decreased by $346 million in the second quarter of 2013 compared to the second quarter of 2012. In the second quarter of 2013, IDS booked $93 million for in-service support for the Collins class submarine for the Royal Australian Navy and $85 million on the Standard Terminal Automation Replacement System (STARS) program for the Federal Aviation Administration (FAA). In the second quarter of 2012, IDS booked $134 million to provide advanced Patriot air and missile defense capability for an international customer, $90 million on the Standard Terminal Automation Replacement System (STARS) program for the Federal Aviation Administration (FAA) and $82 million on the Advanced Field Artillery Tactical Data System (AFATDS) program for the U.S. Army.

Bookings decreased by $315 million in the first six months of 2013 compared to the first six months of 2012. In addition to the bookings noted above, in the first six months of 2013, IDS booked $208 million to provide advanced Patriot air and missile defense capability for an international customer, $160 million to provide Patriot engineering services support for U.S. and international customers and $126 million for the Wide Area Augmentation System - Geostationary Earth Orbit program for the FAA. In addition to the bookings noted above, in the first six months of 2012, IDS booked $182 million to provide Patriot engineering services support for U.S. and international customers. IDS also booked $90 million to provide engineering services, production and support for the Aegis weapon system for the U.S. Navy.

Intelligence, Information and Services
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2013	Jul 1, 2012	% Change	Jun 30, 2013	Jul 1, 2012	% Change
Total Net Sales	$1,570	$1,597	(1.7)%	$3,091	$3,185	(3.0)%
Total Operating Expenses
Cost of sales—labor	590	605	(2.5)%	1,206	1,227	(1.7)%
Cost of sales—materials and subcontractors	655	667	(1.8)%	1,261	1,319	(4.4)%
Other cost of sales and other operating expenses	194	187	3.7%	369	365	1.1%
Total Operating Expenses	1,439	1,459	(1.4)%	2,836	2,911	(2.6)%
Operating Income	$131	$138	(5.1)%	$255	$274	(6.9)%
Operating Margin	8.3%	8.6%		8.2%	8.6%

Change in Operating Income (in millions)	Three Months Ended Jun 30, 2013 Versus Three Months Ended Jul 1, 2012			Six Months Ended Jun 30, 2013 Versus Six Months Ended Jul 1, 2012
Volume		$(1)			$(7)
Net change in EAC adjustments		(12)			(17)
Mix and other performance		6			5
Total Change in Operating Income		$(7)			$(19)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2013	Jul 1, 2012	% Change	Jun 30, 2013	Jul 1, 2012	% Change
Bookings	$1,396	$1,520	(8.2)%	$2,226	$2,411	(7.7)%

Total Net Sales—Total net sales in the second quarter of 2013 were relatively consistent with the second quarter of 2012.

The decrease in total net sales of $94 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to lower net sales of $55 million on the National Science Foundation (NSF) Polar program, which was completed in the first quarter of 2012.

Total Operating Expenses—Total operating expenses in the second quarter of 2013 were relatively consistent with the second quarter of 2012.

The decrease in total operating expenses of $75 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to the activity on the NSF Polar program described above in Total Net Sales.

Operating Income and Margin—The decrease in operating income of $7 million and the related decrease in operating margin in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to a net change in EAC adjustments of $12 million, driven principally by increased estimated costs to complete a ground control system program. Mix and other performance in the second quarter of 2013 included $1 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $9 million in the second quarter of 2012. Mix and other performance in the second quarter of 2013 also included an insurance recovery for legal expenses of $2 million, compared to $9 million in the second quarter of 2012. Operating income in the second quarter of 2013 was reduced by approximately $4 million of certain cybersecurity-related acquisition costs and investments compared to $5 million in the second quarter of 2012.

The decrease in operating income of $19 million and the related decrease in operating margin in the first six months of 2013 compared to the first six months of 2012 was primarily due to a net change in EAC adjustments of $17 million, driven principally by increased estimated costs to complete the ground control system program. Mix and other performance in the first six months of 2013 included $8 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $14 million in the first six months of 2012. Mix and other performance in the first six months of 2013 also included an insurance recovery for legal expenses of $9 million, compared to $17 million in the first six months of 2012. Operating income in the first six months of 2013 was reduced by approximately $8 million of certain cybersecurity-related acquisition costs and investments compared to $9 million in the first six months of 2012.

Backlog and Bookings—Backlog was $5,754 million at June 30, 2013 compared to $6,409 million at December 31, 2012. The decrease in backlog of $655 million or 10% at June 30, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first six months of 2013, driven primarily by numerous classified contracts and the Global Positioning System Next Generation Operational Control System (GPS-OCX) program. Bookings decreased by $124 million in the second quarter of 2013 compared to the second quarter of 2012. In the second quarter of 2013, IIS booked $582 million on domestic training programs and $117 million on foreign training programs in support of Warfighter FOCUS activities, and $252 million on a number of classified contracts. In the second quarter of 2012, IIS booked $568 million on domestic training programs and $90 million on foreign training programs in support of Warfighter FOCUS activities, and $477 million on a number of classified contracts.

Bookings decreased by $185 million in the first six months of 2013 compared to the first six months of 2012. In addition to the bookings noted above, in the first six months of 2013, IIS booked $276 million on a number of classified contracts, and $135 million on foreign training programs and $64 million on domestic training programs in support of Warfighter FOCUS activities. In addition to the bookings noted above, in the first six months of 2012, IIS booked $310 million on a number of classified contracts, and $119 million on foreign training programs and $68 million on domestic training programs in support of Warfighter FOCUS activities.

Missile Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2013	Jul 1, 2012	% Change	Jun 30, 2013	Jul 1, 2012	% Change
Total Net Sales	$1,690	$1,580	7.0%	$3,326	$3,181	4.6%
Total Operating Expenses
Cost of sales—labor	535	502	6.6%	1,049	1,021	2.7%
Cost of sales—materials and subcontractors	696	708	(1.7)%	1,396	1,357	2.9%
Other cost of sales and other operating expenses	246	161	52.8%	454	373	21.7%
Total Operating Expenses	1,477	1,371	7.7%	2,899	2,751	5.4%
Operating Income	$213	$209	1.9%	$427	$430	(0.7)%
Operating Margin	12.6%	13.2%		12.8%	13.5%

Change in Operating Income (in millions)	Three Months Ended Jun 30, 2013 Versus Three Months Ended Jul 1, 2012			Six Months Ended Jun 30, 2013 Versus Six Months Ended Jul 1, 2012
Volume		$14			$20
Net change in EAC adjustments		(17)			(5)
Mix and other performance		7			(18)
Total Change in Operating Income		$4			$(3)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2013	Jul 1, 2012	% Change	Jun 30, 2013	Jul 1, 2012	% Change
Bookings	$1,739	$1,977	(12.0)%	$2,550	$3,429	(25.6)%

Total Net Sales—The increase in total net sales of $110 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to $51 million of higher net sales on the Standard Missile 3 (SM-3) program due to increased volume driven by higher scheduled production and development efforts, $48 million of higher net sales on an international Paveway program due to planned production increases and $32 million of higher net sales on the Tomahawk program driven by higher scheduled production. The increase was partially offset by lower net sales of $50 million on U.S. Army sensor programs driven principally by planned declines in production due to the U.S. Army budget environment.

The increase in total net sales of $145 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to $101 million of higher net sales on the SM-3 program due to increased volume driven by higher scheduled production, $76 million of higher net sales on an international Paveway program due to planned production increases and development efforts and $46 million of higher net sales on the Rolling Airframe Missile (RAM) program due to a scheduled increase in production efforts. The increase was partially offset by lower net sales of $119 million on U.S. Army sensor programs driven principally by planned declines in production due to the U.S. Army budget environment.

Total Operating Expenses—The increase in total operating expenses of $106 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to an increase in other cost of sales and other operating expenses of $85 million and an increase in labor costs of $33 million. The increase in other costs of sales and other operating expenses was primarily due to a change in the amount of previously deferred precontract costs based on contract awards or funding, which had an impact of $48 million. The increase in labor costs was principally driven by the timing of costs applied to contracts through rates.

The increase in total operating expenses of $148 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to an increase in other cost of sales and other operating expenses of $81 million and an increase in materials and subcontractors costs of $39 million. The increase in other costs of sales and other operating expenses was primarily due to higher outside service costs spread across numerous programs with no individual or common significant driver, and a change in the amount of previously deferred precontract costs based on contract awards or funding, which had an impact of $34 million. The increase in materials and subcontractors costs was primarily due to activity on the Tomahawk program driven by higher scheduled production and the activity on the RAM and international Paveway programs described above in Total Net Sales. The increase in materials and subcontractors costs was partially offset by the activity on the U.S. Army sensor programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or common significant driver.

Operating Income and Margin—The increase in operating income of $4 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to increased volume of $14 million, principally driven by activity on the SM-3, international Paveway and Tomahawk programs as described above in Total Net Sales, partially offset by activity on the U.S. Army sensor programs driven as described above in Total Net Sales. The increase in operating income was also due to a change in mix and other performance of $7 million, which was spread across numerous programs with no individual or common significant driver. The increase was partially offset by a net change in EAC adjustments of $17 million driven principally on an air and missile defense program driven primarily by material efficiencies in the second quarter of 2012. The decrease in operating margin in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to the net change in EAC adjustments.

Operating income in the first six months of 2013 was relatively consistent with the first six months of 2012. The change in mix and other performance of $18 million was primarily driven by activity on the U.S. Army sensor programs as described above in Total Net Sales. The increase in volume of $20 million was principally driven by activity on the SM-3 program, an international Paveway program and the RAM program described above in Total Net Sales, partially offset by activity on the

U.S. Army sensor programs as described above in Total Net Sales. The decrease in operating margin in the first six months of 2013 compared to the first six months of 2012 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $9,695 million at June 30, 2013 compared to $10,676 million at December 31, 2012. The decrease in backlog of $981 million or 9% at June 30, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first six months of 2013, principally within our Air and Missile Defense Systems, Land Combat, and Combat and Sensing Systems product lines. Bookings decreased by $238 million in the second quarter of 2013 compared to the second quarter of 2012. In the second quarter of 2013, MS booked $543 million for Advanced Medium-Range Air-to-Air Missiles (AMRAAM) for the U.S. Air Force, the U.S. Navy and international customers, $228 million for SM-3 for the MDA, $224 million for the Exoatmospheric Kill Vehicle (EKV) for the MDA, $132 million for Paveway™ for international customers, and $98 million for the Joint Stand-off Weapon (JSOW) for the U.S. Navy and international customers. In the second quarter of 2012, MS booked $687 million for an EKV contract for the MDA. MS also booked $348 million for Tomahawk for the U.S. Navy and international customers, and $302 million for the production of Standard Missile-6 (SM-6) for the U.S. Navy.

Bookings decreased by $879 million in the first six months of 2013 compared to the first six months of 2012. In addition to the bookings noted above, the first six months of 2013, MS booked $156 million for the production of RAM for the German Navy and $85 million on Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force. In addition to the bookings noted above, in the first six months of 2012, MS booked $497 million for an AMRAAM contract for the U.S. Air Force and international customers and $172 million for AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy and international customers. MS also booked $171 million for the development of SM-3 for the MDA and $79 million for the development on the Accelerated Improved Intercept Initiative (AI3) program for the U.S. Army.

Space and Airborne Systems
	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2013	Jul 1, 2012	% Change	Jun 30, 2013	Jul 1, 2012	% Change
Total Net Sales	$1,620	$1,709	(5.2)%	$3,202	$3,325	(3.7)%
Total Operating Expenses
Cost of sales—labor	689	696	(1.0)%	1,343	1,346	(0.2)%
Cost of sales—materials and subcontractors	493	576	(14.4)%	1,002	1,127	(11.1)%
Other cost of sales and other operating expenses	222	191	16.2%	414	383	8.1%
Total Operating Expenses	1,404	1,463	(4.0)%	2,759	2,856	(3.4)%
Operating Income	$216	$246	(12.2)%	$443	$469	(5.5)%
Operating Margin	13.3%	14.4%		13.8%	14.1%

Change in Operating Income (in millions)	Three Months Ended Jun 30, 2013 Versus Three Months Ended Jul 1, 2012			Six Months Ended Jun 30, 2013 Versus Six Months Ended Jul 1, 2012
Volume		$(8)			$(14)
Net change in EAC adjustments		(14)			(17)
Mix and other performance		(8)			5
Total Change in Operating Income		$(30)			$(26)

	Three Months Ended			Six Months Ended
(In millions, except percentages)	Jun 30, 2013	Jul 1, 2012	% Change	Jun 30, 2013	Jul 1, 2012	% Change
Bookings	$1,387	$1,512	(8.3)%	$2,426	$3,436	(29.4)%

Total Net Sales—The decrease in total net sales of $89 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to lower net sales of $44 million on certain classified programs and lower net sales of $36 million on certain intelligence, surveillance and reconnaissance systems programs due to programs nearing completion.

The decrease in total net sales of $123 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to lower net sales of $119 million on certain classified programs.

Total Operating Expenses—The decrease in total operating expenses of $59 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to decreases in materials and subcontractors costs of $83 million, partially offset by an increase in other cost of sales and other operating expenses of $31 million. The decrease in materials and subcontractors costs was primarily due to the activity on the programs described above in Total Net Sales and on certain intelligence, surveillance and reconnaissance programs due to programs nearing completion. The increase in other cost of sales and other operating expenses was driven principally by the timing of costs applied to contracts through rates.

The decrease in total operating expenses of $97 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to a decrease in materials and subcontractors costs of $125 million, partially offset by an increase in other cost of sales and other operating expenses of $31 million. The decrease in materials and subcontractors costs was primarily due to the activity on the programs described above in Total Net Sales and on certain intelligence, surveillance and reconnaissance programs due to programs nearing completion. The increase in other cost of sales and other operating expenses was driven principally by the timing of deliveries on radios accounted for using the units of delivery method.

Operating Income and Margin—The decrease in operating income of $30 million in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to a net change in EAC adjustments of $14 million, primarily on an international tactical radar program, a decrease in volume of $8 million, primarily due to the programs described above in Total Net Sales, and a change in mix and other performance of $8 million primarily due to decreased activity on an international tactical radar program. Included in mix and other performance was $3 million and $4 million of acquisition-related costs for Raytheon Applied Signal Technology, Inc. (RAST) in the second quarters of 2013 and 2012, respectively. The decrease in operating margin in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to the net change in EAC adjustments and change in mix and other performance.

The decrease in operating income of $26 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to a net change in EAC adjustments of $17 million, primarily on an international tactical radar program, and a decrease in volume of $14 million, primarily due to the programs described above in Total Net Sales. Included in mix and other performance was $7 million and $13 million of acquisition-related costs for RAST in the first six months of 2013 and 2012, respectively. The decrease in operating margin in the first six months of 2013 compared to the first six months of 2012 was primarily due to the net change in EAC adjustments and change in mix and other performance.

Backlog and Bookings—Backlog was $7,073 million at June 30, 2013 compared to $7,440 million at December 31, 2012. The decrease in backlog of $367 million or 5% at June 30, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first six months of 2013 principally within the Intelligence, Surveillance and Reconnaissance Systems product line. Bookings decreased by $125 million in the second quarter of 2013 compared to the second quarter of 2012. In the second quarter of 2013, SAS booked $78 million for the production of Electronic Warfare Systems for an international customer and $351 million on a number of classified contracts. In the second quarter of 2012, SAS booked $205 million to provide multi-spectral targeting systems (MTS) for Unmanned Aerial Vehicles to the U.S. Air Force and $455 million on a number of classified contracts.

Bookings decreased by $1,010 million in the first six months of 2013 compared to the first six months of 2012. In addition to the bookings noted above, in the first six months of 2013, SAS booked $90 million for the production of Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and $184 million on a number of classified contracts. In addition to the bookings noted above, in the first six months of 2012 SAS booked $159 million to supply radar spare parts on the APG–63 for an international customer, $100 million for the Navy Multiband Terminal (NMT) program for the U.S. Navy, $99 million on a radar performance-based logistics (PBL) contract for international customers, and $77 million for the production of radar warning receivers for the U.S. Navy. Also in addition to the bookings noted above, SAS booked $912 million on a number of classified contracts.

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

The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
FAS/CAS Pension Adjustment	$(73)	$(70)	$(145)	$(140)
FAS/CAS PRB Adjustment	1	(1)	2	(1)
FAS/CAS Adjustment	$(72)	$(71)	$(143)	$(141)
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
FAS expense	$(319)	$(281)	$(637)	$(562)
CAS expense	246	211	492	422
FAS/CAS Pension Adjustment	$(73)	$(70)	$(145)	$(140)

A key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differ from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 10 years at June 30, 2013 and December 31, 2012, and are currently amortized under CAS over a 15-year period. However, the CAS Harmonization will reduce this amortization period from 15 to 10 years beginning in 2013, as well as changing the liability measurement method. We do not utilize a "corridor" method under FAS to determine the deferred actuarial losses that are subject to amortization for our U.S. pension plans. In accordance with both FAS and CAS, a “calculated market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

The increase in our FAS/CAS Pension Adjustment of $3 million in the second quarter of 2013 compared to the second quarter of 2012 was driven by a $38 million increase in our FAS expense offset by a $35 million increase in our CAS expense. The increase in our FAS/CAS Pension Adjustment of $5 million in the first six months of 2013 compared to the first six months of 2012 was driven by a $75 million increase in our FAS expense offset by a $70 million increase in our CAS expense. The increase in our FAS expense in the second quarter and first six months of 2013 was due primarily to the increase in the amortization of deferred actuarial losses as a result of the decrease in the discount rate. The increase in the CAS expense in the second quarter and first six months of 2013 was primarily due to the continued recognition of the 2008 negative asset returns.

Our FAS/CAS PRB Adjustment was $1 million of income in the second quarter of 2013 compared to $1 million of expense in the second quarter of 2012 and income of $2 million in the first six months of 2013 versus expense of $1 million in the first six months of 2012.

Corporate and Eliminations
Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

The components of total net sales and operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Six Months Ended
Total Net Sales (in millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Intersegment sales eliminations	$486	$468	$942	$913
Corporate	—	—	—	—
Total	$486	$468	$942	$913

	Three Months Ended		Six Months Ended
Operating Income (in millions)	Jun 30, 2013	Jul 1, 2012	Jun 30, 2013	Jul 1, 2012
Intersegment profit eliminations	$(44)	$(46)	$(86)	$(86)
Corporate	(4)	(3)	(12)	(5)
Total	$(48)	$(49)	$(98)	$(91)

Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At June 30, 2013 and December 31, 2012, we had $4 million and $7 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables from the previously sold Raytheon Aircraft Company. At June 30, 2013 and December 31, 2012, we had $35 million and $36 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities and various contract obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at June 30, 2013 and December 31, 2012:

(In millions)	Jun 30, 2013	Dec 31, 2012
Cash and cash equivalents	$2,467	$3,188
Short-term investments	995	856
Working capital	3,822	3,344
Amount available under credit facilities	1,398	1,398

Operating Activities

	Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012
Net cash provided by (used in) operating activities from continuing operations	$381	$(148)
Net cash provided by (used in) operating activities	381	(142)

The $529 million net increase in cash from operating activities from continuing operations in the first six months of 2013 compared to the first six months of 2012 was primarily due to the timing of pension contributions and the timing of accounts payable.

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

We made the following required contributions to our pension plans during the first six months of 2013 and 2012:

	Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012
Required contributions	$386	$623

PRB plan payments were $10 million and $8 million in the first six months of 2013 and the first six months of 2012, respectively.

Tax Payments and Refunds—In the first six months of 2013, we made net federal, foreign and state tax payments of $253 million, $16 million and $18 million, respectively. In the first six months of 2012, we made net federal, foreign and state tax payments of $261 million, $34 million and $41 million, respectively. We expect full-year net federal, foreign and state tax payments to be approximately $750 million in 2013 compared to $916 million in 2012.

Interest Payments—We made interest payments on our outstanding debt of $105 million and $99 million in the first six months of 2013 and first six months of 2012, respectively. The increase in interest payments in the first six months of 2013 compared to the first six months of 2012 was primarily due to the timing of payments.

Investing Activities

	Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012
Net cash provided by (used in) investing activities	$(291)	$(696)

The change in net cash used in investing activities of $405 million in the first six months of 2013 compared to the first six months of 2012 was primarily due to the short-term investments activity as described below.

Additions to property, plant and equipment and capitalized internal use software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012
Additions to property, plant and equipment	$105	$137
Additions to capitalized internal use software	21	46

We expect our property, plant and equipment and internal use software expenditures to be approximately $340 million and $70 million, respectively, in 2013, consistent with the anticipated needs of our business and for specific investments including program capital assets and facility improvements.

Short-term investments activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets.

Activity related to short-term investments was as follows:

	Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012
Purchases of short-term investments	$(839)	$(706)
Sales of short-term investments	325	150
Maturities of short-term investments	362	—

Acquisitions and Divestitures—In pursuing our business strategies, we acquire and invest in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate.

During the second quarter of 2013, we acquired Visual Analytics, Incorporated, subsequently renamed Raytheon Visual Analytics, Incorporated (RVAI), for $14 million in cash, net of cash acquired, and exclusive of retention payments. RVAI further extends our capabilities to meet the data analytics, data visualization and information sharing needs of our customers, and this acquisition is part of our strategy to enhance our Intelligence, Information and Services (IIS) offerings. In connection with this acquisition, we have preliminarily recorded $12 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $3 million of intangible assets. We expect to complete the purchase price allocation process in the third quarter of 2013. Pro-forma financial information has not been provided for this acquisition because it is not material.

Additionally, during the second quarter of 2013, based on the finalization of the purchase price adjustment process, we completed the purchase price allocations for Raytheon Secure Information Systems, LLC (RSIS), which was acquired during the fourth quarter of 2012. The analysis resulted in an adjustment to goodwill of approximately $2 million.

Financing Activities

	Six Months Ended
(In millions)	Jun 30, 2013	Jul 1, 2012
Net cash provided by (used in) financing activities	$(811)	$(812)

We have used cash provided by operating activities and proceeds from the issuance of new debt as our primary sources for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash used in financing activities in the first six months of 2013 compared to the first six months of 2012 was primarily due to the repurchases of our common stock, partially offset by activity under our common stock plans.

Stock Repurchases—In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At June 30, 2013, we had approximately $895 million available under this repurchase program. All previous programs were completed by the first quarter of 2012. Share repurchases will take place from time to time at management’s discretion depending on market conditions.

Stock repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards, restricted stock units and stock options issued to employees.

Our stock repurchases were as follows:

	Six Months Ended
(In millions)	Jun 30, 2013		Jul 1, 2012
	$	Shares	$	Shares
Stock repurchased under our stock repurchase program	$450	7.6	$600	11.9
Stock repurchased to satisfy tax withholding obligations	46	0.7	26	0.5
Total stock repurchases	$496	8.3	$626	12.4

In May 2010, our stockholders approved the Raytheon 2010 Stock Plan. Under the plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Six Months Ended
(In millions, except per share amounts)	Jun 30, 2013	Jul 1, 2012
Cash dividends declared per share	$1.10	$1.00
Total dividends paid	343	313
In March 2013, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.00 to $2.20 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $4.7 billion at June 30, 2013 and December 31, 2012. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2041.

Cash and Cash Equivalents and Short-Term Investments—Cash and cash equivalents and short-term investments were approximately $3.5 billion at June 30, 2013 and $4.0 billion at December 31, 2012. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1, and commercial paper of corporations with a minimum long-term debt rating of A+ or A1 and minimum short-term debt rating of A-1 and P-1. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $713 million and $725 million at June 30, 2013 and December 31, 2012, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016, replacing the previous $500 million and $1.0 billion credit facilities, which were both scheduled to mature in November 2012.

Under the $1.4 billion credit facility, we can borrow, issue letters of credit, and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at June 30, 2013, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of June 30, 2013 and December 31, 2012, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at June 30, 2013 and December 31, 2012, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the six months ended June 30, 2013 and full-year 2012. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility was 35.1% and 36.6% at June 30, 2013 and December 31, 2012, respectively. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of June 30, 2013 to our short and long-term senior unsecured debt:

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

(In millions, except percentages)	Jun 30, 2013	Dec 31, 2012
Total remediation costs—undiscounted	$209	$202
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$146	$131
Recoverable portion	98	86
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

(In millions)	Jun 30, 2013	Dec 31, 2012
Guarantees	$366	$255
Letters of credit	1,376	1,474
Surety bonds	238	239

Included in guarantees and letters of credit described above were $219 million and $223 million, respectively, at June 30, 2013, and $108 million and $225 million, respectively, at December 31, 2012, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At June 30, 2013, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at June 30, 2013. At June 30, 2013 and December 31, 2012, we had an estimated liability of $6 million and $4 million, respectively, related to these guarantees and letters of credit.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at June 30, 2013.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At June 30, 2013, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $532 million based on foreign exchange rates as of June 30, 2013) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in the operating expenses of our IIS segment in the first quarter of 2011.
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $759 million based on foreign exchange rates as of June 30, 2013) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $630 million based on foreign exchange rates as of June 30, 2013). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $459 million based on foreign exchange rates as of June 30, 2013) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and we expect to have a decision in 2013.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at June 30, 2013 and December 31, 2012. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.
On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2004 and 2005 incurred costs at SAS. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and in February and May 2013, we filed complaints in the U.S. Court of Federal Claims challenging the 2004 and 2005 COFDs, respectively. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against, or initiated by, us. We do not expect these proceedings to result in any additional liability or gains that would materially affect our financial position, results of operations or liquidity. In connection with certain of our legal matters, we may be entitled to insurance recovery for qualified legal costs. We do not expect any insurance recovery to have a material impact on the financial exposure that could result from these matters.

As part of the business consolidation disclosed in "Note 1: Basis of Presentation", the total costs of the severance benefits to terminated employees are not expected to be material, and almost all of the costs are incurred in accordance with existing termination benefit plans and not as one-time termination benefits. Additionally, relocation and other costs associated with the business consolidation are not material. Although not material, the majority of these costs will be recovered in our overhead rates.

Accounting Standards
New pronouncements issued but not effective until after June 30, 2013 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of June 30, 2013 and December 31, 2012 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at June 30, 2013 or December 31, 2012.

As of June 30, 2013 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$—	$4,783	$4,783	$5,091
Average interest rate	—%	—%	—%	—%	—%	4.372%	4.372%

As of December 31, 2012 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$—	$4,783	$4,783	$5,483
Average interest rate	—%	—%	—%	—%	—%	4.372%	4.372%
In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,622 million and $1,305 million at June 30, 2013 and December 31, 2012, respectively.
For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $17 million and $17 million were included in other assets, net, and unrealized losses of $27 million and $14 million were included in other accrued expenses at June 30, 2013 and December 31, 2012, respectively.
Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At June 30, 2013, we had short-term investments with a fair value of $995 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of June 30, 2013.
Conclusion of Evaluation—Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2013 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

On August 18, 2010, the UK Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted total net claims in the arbitration of approximately £302 million (approximately $459 million based on foreign exchange rates as of June 30, 2013) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately

$759 million based on foreign exchange rates as of June 30, 2013) against the UKBA for the collection of receivables, damages and interest. Arbitration hearings commenced in late 2012 and we expect to have a decision in 2013.

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

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against us. We do not expect these proceedings to result in any additional liability that would materially affect on our financial position, results of operations or liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
April (April 1, 2013 - April 28, 2013)	1,404	$58.22	—	$1.1
May (April 29, 2013 - May 26, 2013)	946,151	64.73	750,000	1.1
June (May 27, 2013 - June 30, 2013)	2,999,230	66.82	2,653,641	0.9
Total	3,946,785	$66.32	3,403,641

(1)
Includes shares purchased related to treasury activity under our stock plans. Such activity during the second quarter of 2013 includes the surrender by employees of 543,144 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

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
July 25, 2013