Form 10-Q
period 2013-09-29
RAYTHEON CO/
filed 2013-10-24
CIK 1047122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of October 21, 2013 was 319,472,000.

RAYTHEON COMPANY

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of federal securities laws, including information regarding our financial outlook, future plans, objectives, business prospects, trends and anticipated financial performance including with respect to our liquidity and capital resources, the impact and potential reductions of sequestration, the impact of a government shutdown, our cash tax payments, our pension expense and funding, the impact of new accounting pronouncements, our unrecognized tax benefits and the outcome of legal and administrative proceedings, claims, investigations, and commitments and contingencies. You can identify these statements by the fact that they include words such as “will,” “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” or variations of these words or similar expressions. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission (SEC). Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
RAYTHEON COMPANY
CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)	(Unaudited) Sep 29, 2013	Dec 31, 2012
Assets
Current assets
Cash and cash equivalents	$2,942	$3,188
Short-term investments	955	856
Contracts in process, net	5,248	4,543
Inventories	405	381
Deferred taxes	75	96
Prepaid expenses and other current assets	127	182
Total current assets	9,752	9,246
Property, plant and equipment, net	1,907	1,986
Deferred taxes	1,106	1,367
Goodwill	12,765	12,756
Other assets, net	1,248	1,331
Total assets	$26,778	$26,686

Liabilities and Equity
Current liabilities
Advance payments and billings in excess of costs incurred	$2,232	$2,398
Accounts payable	1,143	1,348
Accrued employee compensation	1,153	1,014
Other accrued expenses	1,311	1,142
Total current liabilities	5,839	5,902
Accrued retiree benefits and other long-term liabilities	7,194	7,854
Deferred taxes	1	9
Long-term debt	4,733	4,731
Commitments and contingencies (Note 9)

Equity
Raytheon Company stockholders’ equity
Common stock, par value, $0.01 per share, 1,450 shares authorized, 319 and 328 shares outstanding at September 29, 2013 and December 31, 2012, respectively.	3	3
Additional paid-in capital	2,335	2,928
Accumulated other comprehensive loss	(7,314)	(7,788)
Retained earnings	13,817	12,883
Total Raytheon Company stockholders’ equity	8,841	8,026
Noncontrolling interests in subsidiaries	170	164
Total equity	9,011	8,190
Total liabilities and equity	$26,778	$26,686

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Net sales
Products	$4,882	$5,065	$14,916	$14,937
Services	960	980	2,920	3,038
Total net sales	5,842	6,045	17,836	17,975
Operating expenses
Cost of sales—products	3,718	3,848	11,447	11,438
Cost of sales—services	816	841	2,445	2,562
Administrative and selling expenses	387	389	1,215	1,198
Research and development expenses	164	181	500	543
Total operating expenses	5,085	5,259	15,607	15,741
Operating income	757	786	2,229	2,234
Non-operating (income) expense, net
Interest expense	53	49	159	149
Interest income	(3)	(3)	(9)	(6)
Other (income) expense, net	(5)	(5)	(9)	(10)
Total non-operating (income) expense, net	45	41	141	133
Income from continuing operations before taxes	712	745	2,088	2,101
Federal and foreign income taxes	221	237	608	668
Income from continuing operations	491	508	1,480	1,433
Income (loss) from discontinued operations, net of tax	2	(1)	—	(4)
Net income	493	507	1,480	1,429
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	4	7	15	10
Net income attributable to Raytheon Company	$489	$500	$1,465	$1,419

Basic earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.51	$1.51	$4.51	$4.26
Income (loss) from discontinued operations, net of tax	—	—	—	(0.01)
Net income	1.52	1.51	4.51	4.25
Diluted earnings (loss) per share attributable to Raytheon Company common stockholders:
Income from continuing operations	$1.51	$1.51	$4.50	$4.24
Income (loss) from discontinued operations, net of tax	—	—	—	(0.01)
Net income	1.51	1.50	4.50	4.23
Amounts attributable to Raytheon Company common stockholders:
Income from continuing operations	$487	$501	$1,465	$1,423
Income (loss) from discontinued operations, net of tax	2	(1)	—	(4)
Net income	$489	$500	$1,465	$1,419
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Net income	$493	$507	$1,480	$1,429
Other comprehensive income (loss), before tax:
Foreign exchange translation	33	44	(18)	43
Cash flow hedges and interest rate locks	8	7	(2)	7
Unrealized gains (losses) on investments, and other, net	1	(2)	(1)	(2)
Pension and other employee benefit plans, net:
Net loss arising during period	(110)	(21)	(110)	(21)
Amortization of prior service cost (credit) included in net periodic cost	2	1	5	5
Amortization of net actuarial loss included in net income	279	227	866	706
Pension and other employee benefit plans, net	171	207	761	690
Other comprehensive income (loss), before tax	213	256	740	738
Income tax (expense) benefit related to items of other comprehensive income (loss)	(63)	(74)	(266)	(243)
Other comprehensive income (loss), net of tax	150	182	474	495
Total comprehensive income	643	689	1,954	1,924
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	4	7	15	10
Comprehensive income attributable to Raytheon Company	$639	$682	$1,939	$1,914
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

Nine months ended September 29, 2013 and September 30, 2012 (in millions)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total Raytheon Company stockholders’ equity	Noncontrolling interests in subsidiaries	Total equity
Balance at December 31, 2012	$3	$2,928	$(7,788)	$12,883	$8,026	$164	$8,190
Net income				1,465	1,465	15	1,480
Other comprehensive income (loss), net of tax			474		474		474
Dividends declared				(531)	(531)		(531)
Distributions and other activity related to noncontrolling interests					—	(9)	(9)
Common stock plans activity		129			129		129
Share repurchases		(722)			(722)		(722)
Balance at September 29, 2013	$3	$2,335	$(7,314)	$13,817	$8,841	$170	$9,011

Balance at December 31, 2011	$3	$3,523	$(7,001)	$11,656	$8,181	$159	$8,340
Net income				1,419	1,419	10	1,429
Other comprehensive income (loss), net of tax			495		495		495
Dividends declared				(497)	(497)		(497)
Distributions and other activity related to noncontrolling interests					—	(6)	(6)
Common stock plans activity		224			224		224
Share repurchases		(760)			(760)		(760)
Balance at September 30, 2012	$3	$2,987	$(6,506)	$12,578	$9,062	$163	$9,225
The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAYTHEON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012
Cash flows from operating activities
Net income	$1,480	$1,429
(Income) loss from discontinued operations, net of tax	—	4
Income from continuing operations	1,480	1,433
Adjustments to reconcile to net cash provided by (used in) operating activities from continuing operations, net of the effect of acquisitions and divestitures
Depreciation and amortization	332	341
Stock-based compensation	96	84
Deferred income taxes	(134)	7
Tax benefit from stock-based awards	(11)	(14)
Changes in assets and liabilities
Contracts in process, net and advance payments and billings in excess of costs incurred	(883)	(622)
Inventories	(24)	(145)
Prepaid expenses and other current assets	70	37
Accounts payable	(206)	(314)
Income taxes receivable/payable	287	(90)
Accrued employee compensation	138	191
Other accrued expenses	(13)	(22)
Other long-term liabilities	(16)	(38)
Pension and other postretirement benefit plans	175	120
Other, net	(15)	(5)
Net cash provided by (used in) operating activities from continuing operations	1,276	963
Net cash provided by (used in) operating activities from discontinued operations	1	6
Net cash provided by (used in) operating activities	1,277	969
Cash flows from investing activities
Additions to property, plant and equipment	(165)	(204)
Proceeds from sales of property, plant and equipment	1	46
Additions to capitalized internal use software	(34)	(60)
Purchases of short-term investments	(939)	(831)
Sales of short-term investments	325	150
Maturities of short-term investments	518	75
Payments for purchases of acquired companies, net of cash received	(14)	(7)
Other	—	(2)
Net cash provided by (used in) investing activities	(308)	(833)
Cash flows from financing activities
Dividends paid	(520)	(478)
Repurchases of common stock	(675)	(725)
Activity under common stock plans	(23)	90
Tax benefit from stock-based awards	11	14
Other	(8)	(5)
Net cash provided by (used in) financing activities	(1,215)	(1,104)
Net increase (decrease) in cash and cash equivalents	(246)	(968)
Cash and cash equivalents at beginning of the year	3,188	4,000
Cash and cash equivalents at end of period	$2,942	$3,032

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
As previously announced, effective April 1, 2013, we consolidated our structure into the following four businesses: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); and Space and Airborne Systems (SAS).
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

Net EAC adjustments had the following favorable impact on our operating results:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Operating income	$143	$157	$438	$472
Income from continuing operations attributable to Raytheon Company	93	102	285	307
Diluted earnings per share (EPS) from continuing operations attributable to Raytheon Company	$0.29	$0.31	$0.88	$0.92

Note 3: Inventories
Inventories consisted of the following:

(In millions)	Sep 29, 2013	Dec 31, 2012
Materials and purchased parts	$81	$74
Work in process	315	291
Finished goods	9	16
Total	$405	$381
We capitalize costs incurred in advance of contract award or funding in inventories if we determine that contract award or funding is probable. To the extent these are precontract costs, start-up costs have been excluded. We included capitalized precontract costs and other deferred costs of $129 million and $100 million in inventories as work in process at September 29, 2013 and December 31, 2012, respectively.

Note 4: Accounting Standards
New pronouncements issued but not effective until after September 29, 2013 are not expected to have a material impact on our financial position, results of operations or liquidity.

Note 5: Acquisitions
In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

During the first nine months of 2013, we acquired Visual Analytics, Incorporated, subsequently renamed Raytheon Visual Analytics, Incorporated (RVAI), for $14 million in cash, net of cash acquired, and exclusive of retention payments. RVAI further extends our capabilities to meet the data analytics, data visualization and information sharing needs of our customers, and this acquisition is part of our strategy to enhance our Intelligence, Information and Services (IIS) offerings. In connection with this acquisition, we have recorded $12 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $3 million of intangible assets. We completed the purchase price allocation process in the third quarter of 2013. Pro-forma financial information has not been provided for this acquisition because it is not material.
A rollforward of our goodwill by segment is as follows:

(In millions)	Integrated Defense Systems	Intelligence, Information and Services	Missile Systems	Space and Airborne Systems	Total
Balance at December 31, 2012 (1)	$1,799	$2,699	$4,150	$4,108	$12,756
Acquisitions	—	12	—	(2)	10
Effect of foreign exchange rates and other	1	(2)	—	—	(1)
Balance at September 29, 2013	$1,800	$2,709	$4,150	$4,106	$12,765
(1) The December 31, 2012 balances were revised to reflect the new Raytheon structure as described in "Note 1: Basis of Presentation".

Note 6: Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.
We retained certain assets and liabilities of our previously disposed businesses. At September 29, 2013 and December 31, 2012, we had $3 million and $7 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables from the previously sold Raytheon Aircraft Company. At September 29, 2013 and December 31, 2012, we had $33 million and $36 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities and various contract obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

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
The fair value amounts of asset derivatives included in other assets, net and liability derivatives included in other accrued expenses on our consolidated balance sheets related to foreign currency forward contracts were as follows:

	Asset Derivatives		Liability Derivatives
(In millions)	Sep 29, 2013	Dec 31, 2012	Sep 29, 2013	Dec 31, 2012
Derivatives designated as hedging instruments	$15	$13	$15	$12
Derivatives not designated as hedging instruments	3	4	2	2
Total	$18	$17	$17	$14
We recognized the following pretax gains (losses) related to foreign currency forward contracts designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Effective portion
Gain (loss) recognized in accumulated other comprehensive loss (AOCL)	$6	$6	$—	$4
Gain (loss) reclassified from AOCL to operating income	(3)	(1)	1	(1)
Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in operating income	—	—	—	—

Pretax gains (losses) related to foreign currency forward contracts not designated as cash flow hedges were not material at September 29, 2013 and December 31, 2012.

We use foreign currency forward contracts to fix the functional currency value of specific commitments, payments and receipts. The aggregate notional amount of the outstanding foreign currency forward contracts was $1,510 million and $1,305 million at September 29, 2013 and December 31, 2012, respectively.

Our foreign currency forward contracts contain off-set or netting provisions to mitigate credit risk in the event of counterparty default, including payment default and cross default. At September 29, 2013 and December 31, 2012, the fair value of our counterparty default exposure was less than $1 million and spread across numerous highly rated counterparties.

There were no interest rate swaps outstanding at September 29, 2013 or December 31, 2012.

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

Note 8: Fair Value Measurements
The estimated fair value of certain financial instruments, including cash and cash equivalents and short-term investments, approximates the carrying value due to their short maturities. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. The carrying value of long-term debt of $4,733 million at September 29, 2013 and $4,731 million at December 31, 2012, was recorded at amortized cost. The estimated fair value of long-term debt of approximately $5,046 million and $5,483 million at September 29, 2013 and December 31, 2012, respectively, was determined based on quoted prices in inactive markets, which falls within Level 2 of the fair value measurement hierarchy.

We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets. At September 29, 2013, we had short-term investments of $955 million consisting of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. The amortized cost of these securities closely approximated their fair value as of September 29, 2013. Unrealized gains and losses on our available-for-sale securities are recorded in AOCL, net of tax. Realized gains and losses on sales of our available-for-sale securities are recorded in other (income) expense, net on our consolidated statements of operations. When determined, other than temporary declines in the value of available-for-sale securities are recorded as a loss in earnings. We make such determinations by considering, among other factors, the length of time the fair value of the investment has been less than the carrying value, future business prospects for the investee, and information regarding market and industry trends for the investee's business, if available. For purposes of computing realized gains and losses on available-for-sale securities, we determine cost on a specific identification basis. There were no securities deemed to have other than temporary declines in value for the third quarter of 2013. In the third quarter of 2013, we recorded an unrealized gain on short-term investments of less than $1 million, net of tax, in AOCL. In the first nine months of 2013, we recorded sales of short-term investments of $325 million.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of September 29, 2013 and December 31, 2012. In addition, we did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the third quarter of 2013 or the year ended December 31, 2012.
Assets and liabilities measured at fair value on a recurring basis consisted of the following:

September 29, 2013 (in millions)	Level 1	Level 2 (1)	Level 3	Total
Assets
Marketable securities held in trust	$445	$—	$—	$445
Short-term investments	—	955	—	955
Foreign currency forward contracts	18	—	—	18
Liabilities
Deferred compensation	274	—	—	274
Foreign currency forward contracts	17	—	—	17
December 31, 2012 (in millions)	Level 1	Level 2 (1)	Level 3	Total
Assets
Marketable securities held in trust	$407	$—	$—	$407
Short-term investments	—	856	—	856
Foreign currency forward contracts	17	—	—	17
Liabilities
Deferred compensation	251	—	—	251
Foreign currency forward contracts	14	—	—	14
(1) Fair value of Level 2 short-term investments is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlement date, current commercial paper rate, current certificate of deposit rate and coupon rates.

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

(In millions, except percentages)	Sep 29, 2013	Dec 31, 2012
Total remediation costs—undiscounted	$203	$202
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$139	$131
Recoverable portion	94	86
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
Financing Arrangements and Other—We issue guarantees, and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2023. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following:

(In millions)	Sep 29, 2013	Dec 31, 2012
Guarantees	$378	$255
Letters of credit	1,313	1,474
Surety bonds	238	239

Included in guarantees and letters of credit described above were $233 million and $216 million, respectively, at September 29, 2013, and $108 million and $225 million, respectively, at December 31, 2012, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At September 29, 2013, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 29, 2013. At September 29, 2013 and December 31, 2012, we had an estimated liability of $7 million and $4 million, respectively, related to these guarantees and letters of credit.
In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at September 29, 2013.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 29, 2013, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.
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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $565 million based on foreign exchange rates as of September 29, 2013) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in the operating expenses of our Intelligence, Information and Services segment in the first quarter of 2011.
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $807 million based on foreign exchange rates as of September 29, 2013) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $670 million based on foreign exchange rates as of September 29, 2013). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $487 million based on foreign exchange rates as of September 29, 2013) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and we expect to have a decision in 2013.

The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at September 29, 2013 and December 31, 2012. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.

On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2004 and 2005 incurred costs at SAS. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and in February and May 2013, we filed complaints in the U.S. COFC challenging the 2004 and 2005 COFDs, respectively. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against, or initiated by, us. We do not expect any of these proceedings to result in any additional liability or gains that would materially affect our financial position, results of operations or liquidity. In connection with certain of our legal matters, we may be entitled to insurance recovery for qualified legal costs. We do not expect any insurance recovery to have a material impact on the financial exposure that could result from these matters.
Product Warranty—We provide product warranties in conjunction with certain product sales for which we recognize revenue upon delivery.
Activity related to our product warranty accruals was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Beginning balance	$31	$36	$33	$38
Provisions for warranties	2	1	6	5
Warranty services provided	(1)	(2)	(7)	(8)
Ending balance	$32	$35	$32	$35
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

Note 10: Stockholders’ Equity
The changes in shares of our common stock outstanding were as follows:

	Nine Months Ended
Shares of Common Stock Outstanding (in millions)	Sep 29, 2013	Sep 30, 2012
Beginning balance	328.1	338.9
Stock plans activity	2.6	5.7
Stock repurchases	(11.3)	(14.8)
Ending balance	319.4	329.8
In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At September 29, 2013, we had approximately $670 million available under this repurchase program. All previous programs were completed by the first quarter of 2012. Stock repurchases will take place from time to time at management’s discretion depending on market conditions.

Stock repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards, restricted stock units and stock options issued to employees.

Our stock repurchases were as follows:

	Nine Months Ended
(In millions)	Sep 29, 2013		Sep 30, 2012
	$	Shares	$	Shares
Stock repurchased under our stock repurchase program	$675	10.5	$725	14.1
Stock repurchased to satisfy tax withholding obligations	47	0.8	35	0.7
Total stock repurchases	$722	11.3	$760	14.8

In the fourth quarter of 2012, all outstanding treasury shares directly held by us were retired, with an offsetting reduction in common stock for the par value and the remaining amount offset in additional paid-in-capital. In addition, our Board of Directors authorized all future share repurchases, including those to satisfy tax withholding obligations, to be retired immediately upon repurchase.
In March 2013, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.00 to $2.20 per share. Our Board of Directors also declared dividends of $1.65 per share during the first nine months of 2013, compared to dividends of $1.50 per share during the first nine months of 2012. Dividends are subject to quarterly approval by our Board of Directors.
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

EPS from continuing operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was as follows:

	Three Months Ended		Nine Months Ended
	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Basic EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.55	$0.50	$1.64	$1.49
Undistributed earnings	0.96	1.01	2.87	2.77
Total	$1.51	$1.51	$4.51	$4.26
Diluted EPS attributable to Raytheon Company common stockholders:
Distributed earnings	$0.54	$0.50	$1.64	$1.48
Undistributed earnings	0.97	1.01	2.86	2.76
Total	$1.51	$1.51	$4.50	$4.24
Basic and diluted EPS from discontinued operations attributable to Raytheon Company common stockholders and unvested share-based payment awards was income of less than $0.01 and a loss of less than $0.01 for the third quarters of 2013 and 2012, respectively and a loss of less than $0.01 and a loss of $0.01 for the first nine months of 2013 and 2012, respectively.
The income attributable to participating securities was as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Income from continuing operations attributable to participating securities	$10	$10	$29	$27
Income (loss) from discontinued operations, net of tax attributable to participating securities (1)	—	—	—	—
Net income attributable to participating securities	$10	$10	$29	$27
(1) Income (loss) from discontinued operations, net of tax attributable to participating securities was income of less than $1 million and a loss of less than $1 million for the third quarters of 2013 and 2012, respectively and a loss of less than $1 million for the first nine months ended 2013 and 2012.

The weighted-average shares outstanding for basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Shares for basic EPS (including 6.4 participating securities for the three months ended September 29, 2013 and September 30, 2012, and 6.4 and 6.2 for the nine months ended September 29, 2013 and September 30, 2012, respectively).	322.5	332.0	324.9	334.3
Dilutive effect of stock options and LTPP	0.8	1.0	0.8	1.1
Shares for diluted EPS	323.3	333.0	325.7	335.4
There were no stock options with exercise prices greater than the average market price (anti-dilutive) that were excluded from our calculation of diluted EPS for the third quarters of 2013 and 2012 and for the first nine months of 2013 and 2012. Stock options to purchase the following number of shares of common stock had exercise prices that were less than the average market price (dilutive) of our common stock and were included in our calculations of diluted EPS:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Stock options included in calculations of EPS (dilutive)	0.1	1.1	0.1	1.1

Stock-based Compensation Plans
Restricted stock activity for the first nine months of 2013 was as follows:

(In millions)	Number of Shares
Outstanding unvested at December 31, 2012	5.8
Granted	1.8
Vested	(1.7)
Forfeited	(0.4)
Outstanding unvested at September 29, 2013	5.5
During the first nine months of 2013 and 2012, we issued 0.4 million and 0.5 million shares, respectively, of our common stock in connection with the vesting of our 2010–2012 and 2009–2011 LTPP awards. During the same periods, we also granted our 2013–2015 and 2012–2014 LTPP awards with an aggregate target award of 0.4 million and 0.5 million shares, respectively, for each period.
The performance goals for the 2013–2015 LTPP award are independent of each other and based on three metrics, as defined in the award agreements: return on invested capital (ROIC), weighted at 50%; total shareholder return (TSR) relative to a peer group, weighted at 25%; and cumulative free cash flow from continuing operations (CFCF), weighted at 25%. The ultimate award, which is determined at the end of the three-year cycle, can range from zero to 200% of the target award and includes dividend equivalents, which are not included in the aggregate target award numbers.

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

Other comprehensive income (loss) consisted of the following activity during the first nine months of 2013 and 2012:

	Foreign exchange translation	Cash flow hedges and interest rate locks	Unrealized gains (losses) on investments and other, net	Pension and other employee benefit plans, net	Total

(In millions)
Balance at December 31, 2012	$60	$(5)	$(10)	$(7,833)	$(7,788)
Before-Tax Amount	(18)	(2)	(1)	761	740
Tax (Expense) or Benefit	—	1	—	(267)	(266)
Net-of-Tax Amount	(18)	(1)	(1)	494	474
Balance at September 29, 2013	$42	$(6)	$(11)	$(7,339)	$(7,314)

Balance at December 31, 2011	$25	$(13)	$(5)	$(7,008)	$(7,001)
Before-Tax Amount	43	7	(2)	690	738
Tax (Expense) or Benefit	—	(2)	1	(242)	(243)
Net-of-Tax Amount	43	5	(1)	448	495
Balance at September 30, 2012	$68	$(8)	$(6)	$(6,560)	$(6,506)

Material amounts reclassified out of AOCL were related to amortization of net actuarial loss associated with our pension and other employee benefit plans, and were $866 million and $706 million before-tax in the first nine months of 2013 and 2012, respectively. This component of AOCL is included in the calculation of net periodic pension expense (income) (see "Note 11: Pension and Other Employee Benefits" for additional details).

The defined benefit pension and other employee benefit plans is shown net-of-tax benefits of $3,951 million and $4,218 million at September 29, 2013 and December 31, 2012, respectively. The cash flow hedges and interest rate locks are shown net-of-tax benefits of $3 million and $2 million at September 29, 2013 and December 31, 2012, respectively. The unrealized gains on investments and other are shown net-of-tax benefits of $4 million at September 29, 2013 and December 31, 2012.

We expect less than $1 million of after-tax net unrealized losses on our cash flow hedges at September 29, 2013 to be reclassified into earnings at then-current values over the next twelve months as the underlying hedged transactions occur.

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
The components of net periodic pension expense (income) were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Service cost	$132	$116	$434	$386
Interest cost	250	261	748	785
Expected return on plan assets	(370)	(352)	(1,122)	(1,066)
Amortization of prior service cost included in net periodic pension expense	3	2	7	7
Amortization of net actuarial loss included in net income	278	227	863	704
Loss due to curtailments/settlements	1	2	1	2
Net periodic pension expense (income)	$294	$256	$931	$818
Net periodic pension expense (income) includes expense from foreign Pension Benefit plans of $1 million and $2 million in the third quarters of 2013 and 2012, respectively, and $3 million and $4 million in the first nine months of 2013 and 2012, respectively.
The components of net periodic expense (income) related to our Other Benefits were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Service cost	$2	$2	$6	$6
Interest cost	8	9	24	29
Expected return on plan assets	(8)	(7)	(24)	(22)
Amortization of prior service cost included in net periodic postretirement expense	(1)	(1)	(2)	(2)
Amortization of net actuarial loss included in net income	1	—	3	2
Net periodic postretirement expense (income)	$2	$3	$7	$13
Long-term pension and other postretirement benefit plan liabilities were as follows:

(In millions)	Sep 29, 2013	Dec 31, 2012
Long-term pension liabilities	$6,556	$7,138
Other postretirement benefit plan liabilities	390	397
Total long-term pension and other postretirement benefit plan liabilities	$6,946	$7,535
On a periodic basis, generally planned annually in the third quarter, we update our actuarial estimate of the unfunded projected benefit obligation with final census and investment valuation data for the end of the prior year. As a result of this update, in the third quarter of 2013, we recorded an increase to the unfunded projected benefit obligation for our pension and other postretirement benefit plans of $107 million and $3 million, respectively, with a corresponding net after-tax increase of $71 million to AOCL. As a result of this update, our annual expected FAS/CAS Adjustment (as described in "Note 13: Business Segment Reporting") changed by $31 million of reduced expense, $25 million of which was recorded in the third quarter and first nine months of 2013.
We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act of 2006 (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the PPA calculated funded status at the beginning of the year. The PPA funded status is based on actual asset performance, averaged over three years, and PPA discount rates, which are based on a 24-month average of high quality corporate bond rates, as published by the IRS. In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief from the current historically low interest rate environment. The provision adjusts the 24-month average high quality bond rates used to determine the PPA funded status so that they are within a floor and cap, or "corridor," based on the 25-year average of corporate bond rates. Beginning in 2012, interest rates must be between 90% and 110% of the 25-year rate, with a 5% increase in this corridor for each year from 2013–2016, resulting in a gradual phase-out of the provision. We made required contributions of $763 million and $711 million during the first nine months of 2013 and 2012, respectively, to our pension and other postretirement benefit plans. We did not make any discretionary contributions to our pension plans during the first nine months of 2013 and 2012; however, we periodically evaluate whether to make discretionary contributions.

Note 12: Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. During the third quarter of 2013, we received final approval from the U.S. Congressional Joint Committee on Taxation (JCT) on a refund claim related to the 2011 tax year, which completed IRS examinations through 2011. We are participating in the IRS Compliance Assurance Process (CAP) program for the 2012 and 2013 tax years. We are also under audit by multiple state and foreign tax authorities.

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

The balance of our unrecognized tax benefits, exclusive of interest, was $71 million and $129 million at September 29, 2013 and December 31, 2012, respectively, and $150 million and $167 million at September 30, 2012 and December 31, 2011, the majority of which would affect our earnings if recognized. The $58 million net decrease in the balance of our unrecognized tax benefits during the first nine months of 2013 was a result of the completion of IRS examinations through 2011. The $17 million net decrease in the balance of our unrecognized tax benefits during the first nine months of 2012 was a result of the substantial completion of audits of certain years in certain jurisdictions. The majority of these decreases did not impact earnings as the resolution of the matters was consistent with the benefits previously recognized.

We accrue interest and penalties related to unrecognized tax benefits in tax expense. At September 29, 2013 and December 31, 2012, we had $13 million and $17 million, respectively, of interest and penalties accrued related to unrecognized tax benefits, which, net of the federal tax benefit, was approximately $8 million and $11 million, respectively.

Note 13: Business Segment Reporting
As previously announced, effective April 1, 2013, we consolidated our structure into the following four businesses:

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

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions) (1)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Integrated Defense Systems	$1,603	$1,610	$4,920	$4,762
Intelligence, Information and Services	1,496	1,547	4,587	4,732
Missile Systems	1,635	1,677	4,961	4,858
Space and Airborne Systems	1,556	1,678	4,758	5,003
Corporate and Eliminations	(448)	(467)	(1,390)	(1,380)
Total	$5,842	$6,045	$17,836	$17,975
(1) All periods prior to the April 1, 2013 business consolidation have been revised to reflect the new Raytheon structure as described in "Note 1: Basis of Presentation."

	Three Months Ended		Nine Months Ended
Intersegment Sales (in millions) (1)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Integrated Defense Systems	$28	$21	$80	$70
Intelligence, Information and Services	207	206	622	584
Missile Systems	39	37	120	115
Space and Airborne Systems	174	203	568	611
Total	$448	$467	$1,390	$1,380
(1) All periods prior to the April 1, 2013 business consolidation have been revised to reflect the new Raytheon structure as described in "Note 1: Basis of Presentation."

	Three Months Ended		Nine Months Ended
Operating Income (in millions) (1)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Integrated Defense Systems	$286	$278	$874	$785
Intelligence, Information and Services	134	126	389	400
Missile Systems	202	233	629	663
Space and Airborne Systems	224	236	667	705
FAS/CAS Adjustment	(46)	(47)	(189)	(188)
Corporate and Eliminations	(43)	(40)	(141)	(131)
Total	$757	$786	$2,229	$2,234
(1) All periods prior to the April 1, 2013 business consolidation have been revised to reflect the new Raytheon structure as described in "Note 1: Basis of Presentation."

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
The components of our FAS/CAS Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
FAS/CAS Pension Adjustment	$(47)	$(49)	$(192)	$(189)
FAS/CAS PRB Adjustment	1	2	3	1
FAS/CAS Adjustment	$(46)	$(47)	$(189)	$(188)
The components of operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Intersegment profit eliminations (1)	$(39)	$(41)	$(125)	$(127)
Corporate (1)	(4)	1	(16)	(4)
Total	$(43)	$(40)	$(141)	$(131)
(1) All periods prior to the April 1, 2013 business consolidation have been revised to reflect the new Raytheon structure as described in "Note 1: Basis of Presentation."

	Three Months Ended		Nine Months Ended
Intersegment Operating Income (in millions) (1)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Integrated Defense Systems	$2	$2	$7	$6
Intelligence, Information and Services	19	18	55	54
Missile Systems	3	4	13	15
Space and Airborne Systems	15	17	50	52
Total	$39	$41	$125	$127
(1) All periods prior to the April 1, 2013 business consolidation have been revised to reflect the new Raytheon structure as described in "Note 1: Basis of Presentation."

Total Assets (in millions) (1)	Sep 29, 2013	Dec 31, 2012
Integrated Defense Systems	$4,046	$3,710
Intelligence, Information and Services	3,871	3,827
Missile Systems	6,435	6,319
Space and Airborne Systems	6,495	6,470
Corporate	5,931	6,360
Total	$26,778	$26,686
(1) All periods prior to the April 1, 2013 business consolidation have been revised to reflect the new Raytheon structure as described in "Note 1: Basis of Presentation."

With respect to the unaudited consolidated financial information of Raytheon Company for the nine months ended September 29, 2013 and September 30, 2012, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. Its report dated October 24, 2013, appearing below, states that the firm did not audit and does not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (Securities Act) for its report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Raytheon Company:
We have reviewed the accompanying consolidated balance sheet of Raytheon Company and its subsidiaries as of September 29, 2013, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 29, 2013 and September 30, 2012 and the consolidated statements of equity and of cash flows for the nine-month periods ended September 29, 2013 and September 30, 2012. This interim financial information is the responsibility of the Company’s management.
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
October 24, 2013

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

As previously announced, effective April 1, 2013, we consolidated our structure into the following four businesses:

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

Pursuant to the terms of the Budget Control Act of 2011 (BCA), as amended by the American Taxpayer Relief Act of 2012, a sequestration went into effect on March 1, 2013 resulting in a 7.8% reduction to the U.S. Department of Defense (DoD) budget for FY 2013, excluding funding for military personnel. Under the BCA, sequestration would result in a total of approximately $500 billion in reduced DoD funding over the FY 2013-FY 2021 period. As a result, unless Congress and the Administration agree to amend or revoke the BCA, the DoD will be required to operate under the BCA sequestration levels for the foreseeable future, including into FY 2014, when a reduction of approximately $50 billion, relative to the Administration's FY 2014 budget request, is expected. We continue to expect the impact of sequestration on our FY 2013 total net sales will be less than the 7.8% reduction noted above due to our international business and our position relative to critical DoD priorities and mission areas, and the length of time that it will take for sequestration reductions to impact future contracts.

The temporary shutdown of the U.S. Government earlier this month had a limited impact on our business and operations. Administration officials and senior congressional leaders have agreed to work together to reach a broader, longer-term agreement on U.S. Government fiscal issues beyond the agreement reached on October 16, 2013 to fund the government through January 15, 2014 and raise the federal debt ceiling to permit the U.S. Government to borrow funds through February 7, 2014. Although these discussions are on-going, we cannot predict the outcome of these issues nor the timing or specifics of a resolution, if any. If the Congress and the Administration are unable to reach an agreement that resolves the funding of the U.S. Government and raises the debt ceiling beyond the dates noted above, then the resulting U.S. Government shutdown and default may have a material adverse impact on our business and operations.

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

Total Net Sales
The composition of external net sales by products and services for each recast segment for the third quarter and first nine months of 2013 was relatively consistent with the year ended December 31, 2012, which was approximately the following:

External Net Sales by Products and Services (% of segment total net external sales)
	IDS	IIS	MS	SAS
Products	95%	45%	100%	90%
Services	5%	55%	—%	10%

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Net sales
Products	$4,882	$5,065	83.6%	83.8%
Services	960	980	16.4%	16.2%
Total net sales	$5,842	$6,045	100.0%	100.0%

Total Net Sales - Third Quarter of 2013 vs. Third Quarter of 2012—The decrease in total net sales of $203 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to lower external net sales of $93 million at SAS, $52 million at IIS and $44 million at MS. The decrease in external net sales at SAS was primarily due to lower net sales on certain intelligence, surveillance and reconnaissance systems programs due to reduced program requirements and lower net sales on certain classified programs. The decrease in external net sales at IIS was primarily due to lower net sales on various classified programs and lower net sales on training programs, principally domestic training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer determined activity levels. The decrease in external net sales at MS was primarily due to lower net sales on U.S. Army sensor programs driven principally by planned declines in production due to the U.S. Army budget environment.

Products and Services Net Sales - Third Quarter of 2013 vs. Third Quarter of 2012—The decrease in products net sales of $183 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to lower external products net sales of $96 million at SAS and $58 million at MS, both driven principally by the programs for the reasons described above. Services net sales in the third quarter of 2013 were relatively consistent with the third quarter of 2012. Included in the change in services net sales was lower external services net sales of $49 million at IIS, principally driven by the domestic training programs for the reasons described above.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Net sales
Products	$14,916	$14,937	83.6%	83.1%
Services	2,920	3,038	16.4%	16.9%
Total net sales	$17,836	$17,975	100.0%	100.0%

Total Net Sales - First Nine Months of 2013 vs. First Nine Months of 2012—The decrease in total net sales of $139 million in the first nine months of 2013 compared to the first nine months of 2012 was due to lower external net sales of $202 million at

SAS and $183 million at IIS, offset by higher external net sales of $148 million at IDS and $98 million at MS. The decrease in external net sales at SAS was primarily due to lower net sales on certain classified programs and lower net sales on certain intelligence, surveillance and reconnaissance systems programs due to reduced program requirements. The decrease in external net sales at IIS was primarily due to lower net sales on various classified programs and lower net sales on the National Science Foundation (NSF) Polar program, which was completed in the first quarter of 2012. The increase in external net sales at IDS was primarily due to higher net sales on a missile defense radar program for an international customer as the program transitioned into full production and on various international and domestic Patriot programs, driven principally by scheduled program production requirements and timing of new awards. The increase at IDS was partially offset by lower net sales from the scheduled completion of certain production phases on an international Patriot program awarded in the first quarter of 2008. The increase in external net sales at MS was primarily due to higher net sales on an international Paveway™ program due to planned production increases and development efforts, higher net sales on the Standard Missile-3 (SM-3) program due to increased volume driven by higher scheduled production, and higher net sales on an air warfare systems program due to a scheduled increase in production efforts. The increase at MS was partially offset by lower net sales on U.S. Army sensor programs driven principally by planned declines in production due to the U.S. Army budget environment.

Products and Services Net Sales - First Nine Months of 2013 vs. First Nine Months of 2012—Products net sales in the first nine months of 2013 were relatively consistent with the first nine months of 2012. Included in the change in products net sales was lower external products net sales of $199 million at SAS, partially offset by higher external products net sales of $149 million at IDS, both driven principally by the programs and for the reasons described above. The decrease in services net sales of $118 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to lower external services net sales of $142 million at IIS principally driven by the activity on the programs and for the reasons described above.

Sales to Major Customers - Third Quarter of 2013 vs. Third Quarter of 2012 and First Nine Months of 2013 vs. First Nine Months of 2012—The following is a breakdown of net sales to major customers:

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Sales to the U.S. Department of Defense (1)	$4,634	$5,003	79%	83%
Sales to the U.S. Government (1)	4,955	5,221	85%	86%
Foreign military sales through the U.S. Government	755	720	13%	12%
Total international sales (1)	1,564	1,476	27%	24%
(1) Includes foreign military sales through the U.S. Government.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Sales to the U.S. Department of Defense (1)	$14,232	$14,829	80%	82%
Sales to the U.S. Government (1)	15,139	15,599	85%	87%
Foreign military sales through the U.S. Government	2,291	2,335	13%	13%
Total international sales (1)	4,760	4,503	27%	25%
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

	Three Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Cost of Sales
Products	$3,718	$3,848	63.6%	63.7%
Services	816	841	14.0%	13.9%
Total cost of sales	$4,534	$4,689	77.6%	77.6%

Total Cost of Sales - Third Quarter of 2013 vs. Third Quarter of 2012—The decrease in total cost of sales of $155 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to lower external cost of sales of $78 million at SAS and $60 million at IIS, principally driven by the activity on the programs and for the reasons described above in Total Net Sales.

Products and Services Cost of Sales - Third Quarter of 2013 vs. Third Quarter of 2012—The decrease in products cost of sales of $130 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to lower external products cost of sales of $53 million at SAS, principally driven by the activity on the programs and for the reasons described above in Total Net Sales, and lower external products costs of sales of $50 million at IDS. The decrease in external products cost of sales at IDS was primarily from the scheduled completion of certain production phases on an international Patriot program awarded in the first quarter of 2008. Services cost of sales in the third quarter of 2013 were relatively consistent with the third quarter of 2012. Included in the change in services costs of sales was lower external services cost of sales of $44 million at IIS primarily due to the activity on the domestic training programs described above in Total Net Sales.

	Nine Months Ended		% of Total Net Sales
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Cost of Sales
Products	$11,447	$11,438	64.2%	63.6%
Services	2,445	2,562	13.7%	14.3%
Total cost of sales	$13,892	$14,000	77.9%	77.9%

Total Cost of Sales - First Nine Months of 2013 vs. First Nine Months of 2012—The decrease in total cost of sales of $108 million in the first nine months of 2013 compared to the first nine months of 2012 was due to lower external cost of sales of $161 million at IIS and $158 million at SAS, offset by higher external cost of sales of $140 million at MS and $57 million at IDS. The changes in external sales at IIS, SAS and MS were driven principally by the activity on the programs and for the reasons described above in Total Net Sales. The increase in external cost of sales at IDS was primarily due to the activity on the programs described above in Total Net Sales, with the remaining change spread across numerous programs with no individual or significant common driver.

Products and Services Cost of Sales - First Nine Months of 2013 vs. First Nine Months of 2012—Products cost of sales in the first nine months of 2013 was relatively consistent with the first nine months of 2012. Included in the change in products cost of sales was higher external product cost of sales of $124 million at MS and lower external product cost of sales of $128 million at SAS, both principally driven by the activity in the programs and for the reasons described above in Total Net Sales. The decrease in services cost of sales of $117 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to lower external service costs of sales of $130 million at IIS principally driven by the activity on the programs and for the reasons described above in Total Net Sales.

Administrative and Selling Expenses

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Administrative and selling expenses	$387	$389	$1,215	1,198
% of total net sales	6.6%	6.4%	6.8%	6.7%

Administrative and selling expenses in the third quarter of 2013 were relatively consistent with the third quarter of 2012.

The increase in administrative and selling expenses of $17 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to an increase in net state taxes allocated to our contracts of $44 million.

The provision for state income taxes generally can be recovered through the pricing of products and services to the U.S. Government. Net state income taxes allocated to our contracts were $21 million and $13 million in the third quarters of 2013 and 2012, respectively, and $82 million and $38 million in the first nine months of 2013 and 2012, respectively.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Research and development expenses	$164	$181	$500	$543
% of total net sales	2.8%	3.0%	2.8%	3.0%

The decreases in research and development expenses of $17 million in the third quarter of 2013 compared to the third quarter of 2012 and $43 million in the first nine months of 2013 compared to the first nine months of 2012 were related to the timing of bid and proposal expenses on various contract pursuits.

Total Operating Expenses

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Total operating expenses	$5,085	$5,259	$15,607	$15,741
% of total net sales	87.0%	87.0%	87.5%	87.6%

The decrease in total operating expenses of $174 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to the decrease in cost of sales of $155 million, the primary drivers of which are described above in Total Cost of Sales.

The decrease in total operating expenses of $134 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the decrease in cost of sales of $108 million, the primary drivers of which are described above in Total Cost of Sales.

Operating Income

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Operating income	$757	$786	$2,229	$2,234
% of total net sales	13.0%	13.0%	12.5%	12.4%

The decrease in operating income of $29 million in the third quarter of 2013 compared to the third quarter of 2012 was due to the decrease in total net sales of $203 million, the primary drivers of which are described above in Total Net Sales, offset by the decrease in total operating expenses of $174 million, the primary drivers of which are described above in Total Operating Expenses.

Operating income in the first nine months of 2013 was relatively consistent with the first nine months of 2012.

Total Non-Operating (Income) Expense, Net

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Non-operating (income) expense, net
Interest expense	$53	$49	$159	$149
Interest income	(3)	(3)	(9)	(6)
Other (income) expense, net	(5)	(5)	(9)	(10)
Total non-operating (income) expense, net	$45	$41	$141	$133

Total non-operating (income) expense, net in the third quarter and first nine months of 2013 was relatively consistent with the third quarter and first nine months of 2012.

Federal and Foreign Income Taxes

	Three Months Ended		Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Federal and foreign income taxes	$221	$237	$608	$668
Effective tax rate	31.0%	31.8%	29.1%	31.8%

Our effective tax rate in the third quarter of 2013 was 31.0% compared to 31.8% in the third quarter of 2012. The decrease of 0.8% was primarily due to tax settlements, which decreased the rate by 1.1%, and the U.S. research and development (R&D) credit, which decreased the rate by approximately 0.9%, partially offset by the foreign rate differential, which increased the rate by 1.7%. The remaining net decrease of 0.5% is composed of various unrelated items which individually or collectively are not significant.

Our effective tax rate in the third quarter of 2013 was lower than the statutory federal rate primarily due to the domestic manufacturing deduction, which decreased the rate by 2.6%, tax settlements, which decreased the rate by 1.3%, the U.S. R&D credit, which decreased the rate by approximately 0.9%, partially offset by the foreign rate differential, which increased the rate by 1.2%. The remaining net decrease of 0.4% is composed of various unrelated items which individually or collectively are not significant. Our effective tax rate in the third quarter of 2012 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.2%. The remaining net decrease of 1.0% is composed of various unrelated items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2013 was 29.1% compared to 31.8% in the first nine months of 2012. The decrease of 2.7% was primarily due to the January 2013 retroactive reinstatement of the U.S. R&D credit for the 2012 and 2013 tax years, which decreased the rate by approximately 2.1%. The remaining net decrease of 0.6% is composed of various unrelated items which individually or collectively are not significant.

Our effective tax rate in the first nine months of 2013 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.5%, and the reinstatement of the R&D tax credit, which decreased the rate by 2.1%. The remaining net decrease of approximately 1.3% is made up of various unrelated items which individually or collectively are not significant. Our effective tax rate in the first nine months of 2012 was lower than the statutory federal tax rate primarily due to the domestic manufacturing deduction, which decreased the rate by approximately 2.0%. The remaining net decrease of 1.2% is composed of various unrelated items which individually or collectively are not significant.

Income from Continuing Operations

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Income from continuing operations	$491	$508	$1,480	$1,433

The decrease in income from continuing operations of $17 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to the $29 million decrease in operating income, the primary drivers of which are described above in Operating Income, partially offset by the $16 million decrease in federal and foreign income taxes, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes.

The increase in income from continuing operations of $47 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the $60 million decrease in federal and foreign income taxes, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes.

Net Income

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Net income	$493	$507	$1,480	$1,429

The decrease in net income of $14 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to the $29 million decrease in operating income, the primary drivers of which are described above in Operating Income, partially offset by the $16 million decrease in federal and foreign income taxes, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes.

The increase in net income of $51 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the $60 million decrease in federal and foreign income taxes, related primarily to the change in the effective tax rate described above in Federal and Foreign Income Taxes.

Diluted Earnings per Share (EPS) from Continuing Operations Attributable to Raytheon Company Common Stockholders
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders for the third quarters of 2013 and 2012 and first nine months of 2013 and 2012 was as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Income from continuing operations attributable to Raytheon Company	$487	$501	$1,465	$1,423
Diluted weighted-average shares outstanding	323.3	333.0	325.7	335.4
Diluted EPS from continuing operations attributable to Raytheon Company	$1.51	$1.51	$4.50	$4.24

Diluted EPS from continuing operations attributable to Raytheon Company common stockholders in the third quarter of 2013 was consistent with the third quarter of 2012.

The increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders of $0.26 in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the increase in income from continuing operations, the primary drivers of which are described above in Income from Continuing Operations, and a decrease in weighted-average shares outstanding, which was affected by the common stock share activity shown in the table below.

Our common stock share activity was as follows:

	Three Months Ended		Nine Months Ended
Shares of Common Stock Outstanding (in millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Beginning balance	322.4	332.1	328.1	338.9
Stock plans activity	—	(0.1)	2.6	5.7
Treasury stock repurchases	(3.0)	(2.2)	(11.3)	(14.8)
Ending balance	319.4	329.8	319.4	329.8

Diluted Earnings (Loss) per Share from Discontinued Operations Attributable to Raytheon Company Common Stockholders

Diluted earnings (loss) per share from discontinued operations attributable to Raytheon Company common stockholders was income of less than $0.01 and and a loss of less than $0.01 for the third quarters of 2013 and 2012, respectively, and a loss of less than $0.01 and a loss of $0.01 for the first nine months of 2013 and 2012, respectively.

Diluted EPS Attributable to Raytheon Company Common Stockholders

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Net income attributable to Raytheon Company	$489	$500	$1,465	$1,419
Diluted weighted-average shares outstanding	323.3	333.0	325.7	335.4
Diluted EPS attributable to Raytheon Company	$1.51	$1.50	$4.50	$4.23

Diluted EPS attributable to Raytheon Company common stockholders in the third quarter of 2013 was relatively consistent with the third quarter of 2012.

The increase in diluted EPS attributable to Raytheon Company common stockholders of $0.27 in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the $0.26 increase in diluted EPS from continuing operations attributable to Raytheon Company common stockholders described above.

Adjusted EPS
Adjusted EPS is diluted EPS from continuing operations attributable to Raytheon Company common stockholders excluding the EPS impact of the FAS/CAS Adjustment, tax effected at the federal statutory rate of 35%, and from time to time, certain other items. In addition to the FAS/CAS Adjustment, the first nine months of 2013 Adjusted EPS also excludes the EPS impact of the R&D tax credit that relates to 2012. In January 2013, Congress approved legislation that included the extension of the R&D tax credit. The legislation retroactively reinstated the R&D tax credit for 2012 and extended it through December 31, 2013. As a result, we recorded the 2012 benefit in the first quarter of 2013. We are providing Adjusted EPS because management uses it for the purpose of evaluating and forecasting our financial performance and believes that it provides additional insight into our underlying business performance. We believe it allows investors to benefit from being able to assess our operating performance in the context of how our principal customer, the U.S. Government, allows us to recover pension and other postretirement benefit costs and to better compare our operating performance to others in the industry on that same basis. Adjusted EPS is not a measure of financial performance under GAAP and should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. Adjusted EPS may not be defined and calculated by other companies in the same manner and the amounts presented may not recalculate directly due to rounding.

Adjusted EPS was as follows:

	Three Months Ended		Nine Months Ended
	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Diluted EPS from continuing operations attributable to Raytheon Company common stockholders	$1.51	$1.51	$4.50	$4.24
Per share impact of FAS/CAS Adjustment	0.09	0.09	0.38	0.36
Per share impact of 2012 R&D tax credit	—	0.02	(0.08)	0.05
Adjusted EPS	$1.60	$1.62	$4.80	$4.66

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
SEGMENT RESULTS
As previously announced, effective April 1, 2013, we consolidated our structure into the following four businesses: Integrated Defense Systems (IDS); Intelligence, Information and Services (IIS); Missile Systems (MS); and Space and Airborne Systems (SAS).

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

Bookings are impacted by the timing and amounts of awards in a given period, which are subject to numerous factors, including the desired capability by the customer and urgency of customer needs; fiscal constraints placed on customer budgets; political uncertainty; the timing of customer negotiations; the timing of governmental approvals and notifications; and the timing of option exercises or increases in scope. In addition, due to these factors, quarterly bookings tend to fluctuate from period to period, particularly on a segment basis. As a result, we believe comparing bookings on a quarterly basis or periods less than one year is less meaningful than for longer periods and that shorter term changes in bookings may not necessarily indicate a material trend.

Total Net Sales—We generally express changes in total net sales in terms of volume. Volume generally refers to increases or decreases in revenues related to varying amounts of total operating expenses, which are composed of cost of sales, administrative and selling expenses, and research and development expenses, incurred on individual contracts (i.e., from performance against contractual commitments on our bookings related to engineering, production or service activity). Therefore, we discuss volume changes attributable principally to individual programs unless there is a discrete event (e.g., a major contract termination, natural disaster or major labor strike), or some other unusual item that has a material effect on changes in a segment's volume for a reported period. Due to the nature of our contracts, the amount of costs incurred and related revenues will naturally fluctuate over the lives of the contracts. As a result, in any reporting period, the changes in volume on numerous contracts are likely to be due to normal fluctuations in our engineering, production or service activities.

Total Operating Expenses—We generally disclose operating expenses for each segment in terms of the following: 1) cost of sales—labor; 2) cost of sales—materials and subcontractors; and 3) other cost of sales and other operating expenses. Included in cost of sales—labor is the incurred direct labor costs associated with the performance of contracts in the current period and any applicable overhead and fringe costs. Included in cost of sales—materials and subcontractors is the incurred direct materials costs, subcontractors costs (which include effort performed by other Raytheon businesses), and applicable overhead allocations in the current period. Included in other cost of sales and other operating expenses is other direct costs not captured in labor or material and subcontractors costs, such as precontract costs previously deferred, costs previously deferred into inventory on contracts using commercial or units of delivery accounting, applicable overhead allocations, general and administrative costs, research and development costs (including bid and proposal costs), settlements and interest on contract disputes, other direct costs (such as ancillary services and travel expenses) and adjustments for loss contracts.

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

We had the following aggregate EAC adjustments for the periods presented:

	Three Months Ended		Nine Months Ended
EAC Adjustments (in millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Gross favorable	$237	$234	$787	$733
Gross unfavorable	(94)	(77)	(349)	(261)
Total net EAC adjustments	$143	$157	$438	$472

There were no significant individual EAC adjustments in the third quarters of 2013 and 2012 nor in the first nine months of 2013 and 2012.

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

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Integrated Defense Systems	$1,603	$1,610	$4,920	$4,762
Intelligence, Information and Services	1,496	1,547	4,587	4,732
Missile Systems	1,635	1,677	4,961	4,858
Space and Airborne Systems	1,556	1,678	4,758	5,003
Corporate and Eliminations	(448)	(467)	(1,390)	(1,380)
Total	$5,842	$6,045	$17,836	$17,975

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Integrated Defense Systems	$286	$278	$874	$785
Intelligence, Information and Services	134	126	389	400
Missile Systems	202	233	629	663
Space and Airborne Systems	224	236	667	705
FAS/CAS Adjustment	(46)	(47)	(189)	(188)
Corporate and Eliminations	(43)	(40)	(141)	(131)
Total	$757	$786	$2,229	$2,234

	Three Months Ended		Nine Months Ended
Bookings (in millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Integrated Defense Systems	$1,234	$1,361	$2,962	$3,404
Intelligence, Information and Services	1,471	1,870	3,697	4,281
Missile Systems	1,517	2,418	4,067	5,847
Space and Airborne Systems	1,463	1,644	3,889	5,080
Total	$5,685	$7,293	$14,615	$18,612

Included in bookings were international bookings of $843 million and $850 million in the third quarters of 2013 and 2012, respectively, and $3,400 million and $2,794 million in the first nine months of 2013 and 2012, respectively which included foreign military bookings through the U.S. Government. International bookings amounted to 15% and 12% of total bookings in the third quarters of 2013 and 2012, respectively and 23% and 15% in the first nine months of 2013 and 2012, respectively.

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

	Funded Backlog		Total Backlog
Backlog (in millions)	Sep 29, 2013	Dec 31, 2012	Sep 29, 2013	Dec 31, 2012
Integrated Defense Systems	$7,985	$9,188	$9,573	$11,656
Intelligence, Information and Services	2,689	2,848	5,888	6,409
Missile Systems	7,119	7,535	9,619	10,676
Space and Airborne Systems	4,351	4,476	7,155	7,440
Total	$22,144	$24,047	$32,235	$36,181

Total backlog includes both funded backlog (unfilled orders for which funding is authorized, appropriated and contractually obligated by the customer) and unfunded backlog (firm orders for which funding has not been appropriated and/or contractually obligated by the customer). Revenue is generally not recognized on backlog until funded. Backlog excludes unexercised contract options and potential orders under ordering-type contracts (e.g., IDIQ). Both funded and unfunded backlog are affected by changes in foreign exchange rates. Approximately 34% of our total backlog at September 29, 2013 is from international programs, compared to 35% at December 31, 2012.

Integrated Defense Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	% Change	Sep 29, 2013	Sep 30, 2012	% Change
Total Net Sales	$1,603	$1,610	(0.4)%	$4,920	$4,762	3.3%
Total Operating Expenses
Cost of sales—labor	547	561	(2.5)%	1,722	1,725	(0.2)%
Cost of sales—materials and subcontractors	525	538	(2.4)%	1,619	1,576	2.7%
Other cost of sales and other operating expenses	245	233	5.2%	705	676	4.3%
Total Operating Expenses	1,317	1,332	(1.1)%	4,046	3,977	1.7%
Operating Income	$286	$278	2.9%	$874	$785	11.3%
Operating Margin	17.8%	17.3%		17.8%	16.5%

Change in Operating Income (in millions)	Three Months Ended Sep 29, 2013 Versus Three Months Ended Sep 30, 2012			Nine Months Ended Sep 29, 2013 Versus Nine Months Ended Sep 30, 2012
Volume		$(2)			$11
Net change in EAC adjustments		(17)			2
Mix and other performance		27			76
Total Change in Operating Income		$8			$89

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	% Change	Sep 29, 2013	Sep 30, 2012	% Change
Bookings	$1,234	$1,361	(9.3)%	$2,962	$3,404	(13.0)%

Total Net Sales—Total net sales in the third quarter of 2013 were relatively consistent with the third quarter of 2012.

The increase in total net sales of $158 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to higher net sales of $132 million on a missile defense radar program for an international customer as the program transitioned into full production and $303 million on various international and domestic Patriot programs, driven principally by scheduled program production requirements and timing of new awards. The increase was partially offset by $216 million of lower net sales from the scheduled completion of certain production phases on an international Patriot program awarded in the first quarter of 2008.

Total Operating Expenses—Total operating expenses in the third quarter of 2013 were relatively consistent with the third quarter of 2012. The increase in other cost of sales and other operating expenses of $12 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to the change in previously deferred precontract costs based on contract awards or funding.

Total operating expenses in the first nine months of 2013 were relatively consistent with the first nine months of 2012. Included in total operating expenses was an increase in materials and subcontractors costs of $43 million, primarily driven by the various international and domestic Patriot programs discussed above in Total Net Sales, the international missile defense radar program discussed above in Total Net Sales and increased efforts on a close combat tactical radar program due to schedule requirements. The increase was partially offset by lower costs from the scheduled completion of certain design and production phases on an international Patriot program awarded in the first quarter of 2008.

Operating Income and Margin—The increase in operating income of $8 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to a change in mix and other performance of $27 million, partially offset by a net change in EAC adjustments of $17 million. The change in mix and other performance was primarily due to increased activity on certain international Patriot programs. The net change in EAC adjustments was spread across numerous programs with no individual or common significant driver. The increase in operating margin in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to the change in mix and other performance, partially offset by the net change in EAC adjustments.

The increase in operating income of $89 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to a change in mix and other performance of $76 million, principally driven by increased activity on certain international Patriot programs. The increase in operating margin in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $9,573 million at September 29, 2013 compared to $11,656 million at December 31, 2012. The decrease in backlog of $2,083 million or 18% at September 29, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first nine months of 2013, principally across our Integrated Air & Missile Defense and Global Integrated Sensors product lines. Bookings decreased by $127 million in the third quarter of 2013 compared to the third quarter of 2012. In the third quarter of 2013, IDS booked $353 million on the Aegis weapon system for the U.S. Navy and $84 million on an international radar contract. In the third quarter of 2012, IDS booked $123 million for the Upgraded Early Warning Radar (UEWR) system for the Missile Defense Agency and the U.S. Air Force and $84 million to provide air and missile defense capability for the U.S. Army.

Bookings decreased by $442 million in the first nine months of 2013 compared to the first nine months of 2012. In addition to the bookings noted above, in the first nine months of 2013, IDS booked $208 million to provide advanced Patriot air and missile defense capability for an international customer, $160 million to provide Patriot engineering services support for U.S. and international customers, $126 million for the Wide Area Augmentation System - Geostationary Earth Orbit program for the Federal Aviation Administration (FAA), $93 million for in-service support for the Collins class submarine for the Royal Australian Navy, and $85 million on the Standard Terminal Automation Replacement System (STARS) program for the FAA. In addition to the bookings noted above, in the first nine months of 2012, IDS booked $182 million to provide Patriot engineering services support for U.S. and international customers, $134 million to provide advanced Patriot air and missile defense capability for an international customer, $90 million to provide engineering services, production and support for the Aegis weapon system for the U.S. Navy, $90 million on the STARS program for the FAA, and $82 million on the Advanced Field Artillery Tactical Data System (AFATDS) program for the U.S. Army.

Intelligence, Information and Services
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	% Change	Sep 29, 2013	Sep 30, 2012	% Change
Total Net Sales	$1,496	$1,547	(3.3)%	$4,587	$4,732	(3.1)%
Total Operating Expenses
Cost of sales—labor	572	599	(4.5)%	1,778	1,826	(2.6)%
Cost of sales—materials and subcontractors	629	657	(4.3)%	1,890	1,976	(4.4)%
Other cost of sales and other operating expenses	161	165	(2.4)%	530	530	—%
Total Operating Expenses	1,362	1,421	(4.2)%	4,198	4,332	(3.1)%
Operating Income	$134	$126	6.3%	$389	$400	(2.8)%
Operating Margin	9.0%	8.1%		8.5%	8.5%

Change in Operating Income (in millions)	Three Months Ended Sep 29, 2013 Versus Three Months Ended Sep 30, 2012			Nine Months Ended Sep 29, 2013 Versus Nine Months Ended Sep 30, 2012
Volume		$(5)			$(12)
Net change in EAC adjustments		14			(3)
Mix and other performance		(1)			4
Total Change in Operating Income		$8			$(11)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	% Change	Sep 29, 2013	Sep 30, 2012	% Change
Bookings	$1,471	$1,870	(21.3)%	$3,697	$4,281	(13.6)%

Total Net Sales—The decrease in total net sales of $51 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to lower net sales of $35 million on various classified programs and lower net sales of $22 million on training programs, principally domestic training programs supporting the U.S. Army's Warfighter FOCUS activities due to a decrease in customer determined activity levels.

The decrease in total net sales of $145 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to lower net sales of $61 million on various classified programs and lower net sales of $55 million on the National Science Foundation (NSF) Polar program, which was completed in the first quarter of 2012.

Total Operating Expenses—The decrease in total operating expenses of $59 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to the activity on the programs described above in Total Net Sales.

The decrease in total operating expenses of $134 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the activity on the programs described above in Total Net Sales.

Operating Income and Margin—The increase in operating income of $8 million and the related increase in operating margin in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to a net change in EAC adjustments of $14 million, which was spread across numerous programs with no individual or significant common driver. Mix and other performance in the third quarter of 2013 included less than $1 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $7 million in the third quarter of 2012. Mix and other performance in the third quarter of 2013 also included an insurance recovery for legal expenses of $3 million, compared to $7 million in the third quarter of 2012. Operating income in the third quarter of 2013 was reduced by approximately $6 million of certain cybersecurity-related acquisition costs and investments compared to $5 million in the third quarter of 2012.

The decrease in operating income of $11 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to a decrease in volume of $12 million, driven principally by the activity on the programs described above in Total Net Sales. Mix and other performance in the first nine months of 2013 included $8 million of legal and other period expenses in connection with the UKBA program dispute and arbitration, compared to $21 million in the first nine months of 2012. Mix and other performance in the first nine months of 2013 also included an insurance recovery for legal expenses of

$12 million, compared to $24 million in the first nine months of 2012. Operating income in the first nine months of 2013 and first nine months of 2012 was reduced by approximately $14 million of certain cybersecurity-related acquisition costs and investments. Operating margin in the first nine months of 2013 was consistent with the first nine months of 2012.

Backlog and Bookings—Backlog was $5,888 million at September 29, 2013 compared to $6,409 million at December 31, 2012. The decrease in backlog of $521 million or 8% at September 29, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first nine months of 2013, driven primarily by numerous classified contracts and the Global Positioning System Next Generation Operational Control System (GPS-OCX) program. Bookings decreased by $399 million in the third quarter of 2013 compared to the third quarter of 2012. In the third quarter of 2013, IIS booked $253 million to design, develop and deliver technical training for a commercial customer, $162 million on a contract to provide ISR support to the U.S. Air Force, $145 million on domestic training programs and $85 million on foreign training programs in support of Warfighter FOCUS activities, and $87 million for a ground control system program for the U.S. Air Force. IIS also booked $417 million on a number of classified contracts. In the third quarter of 2012, IIS booked $252 million on domestic training programs and $137 million on foreign training programs in support of Warfighter FOCUS activities, $246 million for work on the Air Traffic Control Optimum Training Solution (ATCOTS) contract to maintain and improve air traffic controller (ATC) training and support of the FAA in meeting current and future ATC demands and $170 million on a contract to provide ISR support to the U.S. Air Force. IIS also booked $563 million on a number of classified contracts.

Bookings decreased by $584 million in the first nine months of 2013 compared to the first nine months of 2012. In addition to the bookings noted above, in the first nine months of 2013, IIS booked $528 million on a number of classified contracts, and $646 million on domestic training programs and $252 million on foreign training programs in support of Warfighter FOCUS activities. In addition to the bookings noted above, in the first nine months of 2012, IIS booked $636 million on domestic training programs and $209 million on foreign training programs in support of Warfighter FOCUS activities. IIS also booked $787 million on a number of classified contracts.

Missile Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	% Change	Sep 29, 2013	Sep 30, 2012	% Change
Total Net Sales	$1,635	$1,677	(2.5)%	$4,961	$4,858	2.1%
Total Operating Expenses
Cost of sales—labor	510	509	0.2%	1,559	1,530	1.9%
Cost of sales—materials and subcontractors	675	713	(5.3)%	2,071	2,070	—%
Other cost of sales and other operating expenses	248	222	11.7%	702	595	18.0%
Total Operating Expenses	1,433	1,444	(0.8)%	4,332	4,195	3.3%
Operating Income	$202	$233	(13.3)%	$629	$663	(5.1)%
Operating Margin	12.4%	13.9%		12.7%	13.6%

Change in Operating Income (in millions)	Three Months Ended Sep 29, 2013 Versus Three Months Ended Sep 30, 2012			Nine Months Ended Sep 29, 2013 Versus Nine Months Ended Sep 30, 2012
Volume		$—			$19
Net change in EAC adjustments		(11)			(16)
Mix and other performance		(20)			(37)
Total Change in Operating Income		$(31)			$(34)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	% Change	Sep 29, 2013	Sep 30, 2012	% Change
Bookings	$1,517	$2,418	(37.3)%	$4,067	$5,847	(30.4)%

Total Net Sales—The decrease in total net sales of $42 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to lower net sales of $57 million on U.S. Army sensor programs driven principally by planned declines in production due to the U.S. Army budget environment.

The increase in total net sales of $103 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to higher net sales of $142 million on an international Paveway™ program due to planned production increases and development efforts, $94 million of higher net sales on the Standard Missile-3 (SM-3) program due to increased volume driven by higher scheduled production, and $87 million of higher net sales on an air warfare systems program due to a scheduled increase in production efforts. The increase was partially offset by lower net sales of $176 million on U.S. Army sensor programs driven principally by planned declines in production due to the U.S. Army budget environment.

Total Operating Expenses—The decrease in total operating expenses of $11 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to a decrease in materials and subcontractors costs of $38 million, partially offset by an increase in other cost of sales and other operating expenses of $26 million. The decrease in materials and subcontractors costs was principally driven by the programs and for the reasons described above in Total Net Sales. Included in the change in other cost of sales and other operating expenses was previously deferred precontract costs based on contract awards or funding, which had an impact of $11 million.

The increase in total operating expenses of $137 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to an increase in other cost of sales and other operating expenses of $107 million. The increase in other cost of sales and other operating expenses was primarily due to a change in the amount of previously deferred precontract costs based on contract awards or funding, which had an impact of $45 million, and higher other direct costs spread across numerous programs with no individual or common significant driver. Included in the change in materials and subcontractors costs were lower costs on U.S. Army sensor programs, partially offset by higher costs on an air warfare systems program and an international Paveway™ program for the reasons described above in Total Net Sales.

Operating Income and Margin—The decrease in operating income of $31 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to a change in mix and other performance of $20 million, primarily on an international airborne weapons systems contract nearing completion. The decrease in operating margin in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to the change in mix and other performance.

The decrease in operating income of $34 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to a change in mix and other performance of $37 million, primarily driven by lower planned activity on the U.S. Army sensor programs for the reasons described above in Total Net Sales, and an international airborne weapons systems contract nearing completion. The decrease was partially offset by an increase in volume of $19 million principally driven by activity on an international Paveway™ program, the SM-3 program and an air warfare systems program for the reasons described above in Total Net Sales, partially offset by activity on the U.S. Army sensor programs for the reasons described above in Total Net Sales. The decrease in operating margin in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the change in mix and other performance.

Backlog and Bookings—Backlog was $9,619 million at September 29, 2013 compared to $10,676 million at December 31, 2012. The decrease in backlog of $1,057 million or 10% at September 29, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first nine months of 2013, principally within our Land Warfare Systems and Air Warfare Systems product lines. Bookings decreased by $901 million in the third quarter of 2013 compared to the third quarter of 2012. In the third quarter of 2013, MS booked $312 million for SM-3 for the MDA, $232 million for AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy, U.S. Air Force and international customers, $222 million for Standard Missile-6 (SM-6) for the U.S. Navy, and $177 million for the production of Phalanx Weapon Systems for the U.S. Navy and international customers. In the third quarter of 2012, MS booked $1,242 million for the production and development of SM-3 for the MDA. MS also booked $350 million for the production of tube-launched, optically-tracked, wireless-guided (TOW) missiles for the U.S. Army and Marines, $101 million for the production of Phalanx Weapon Systems for the U.S. Navy and an international customer, and $87 million on Miniature Air-Launch Decoy (MALD®) for the U.S. Air Force.

Bookings decreased by $1,780 million in the first nine months of 2013 compared to the first nine months of 2012. In addition to the bookings noted above, the first nine months of 2013, MS booked $543 million for Advanced Medium-Range Air to Air Missiles (AMRAAM) for the U.S. Air Force, the U.S. Navy and international customers, $297 million for SM-3 for the MDA, $244 million for the Exoatmospheric Kill Vehicle (EKV) for the MDA, $204 million for Paveway™ for international customers, $156 million for the production of Rolling Airframe Missile (RAM) for the German Navy, $99 million for the Joint Stand-off Weapon (JSOW) for the U.S. Navy and international customers, and $87 million on MALD® for the U.S. Air Force. In addition to the bookings noted above, in the first nine months of 2012, MS booked $705 million for the production of EKV for the MDA, $497 million for an AMRAAM contract for the U.S. Air Force and international customers, $348 million for the production of Tomahawk for the U.S. Navy and International customers, $304 million for the production of SM-6 for the U.S. Navy, $185 million for AIM-9X Sidewinder short range air-to-air missiles for the U.S. Navy and international customers, $173 million for the development of SM-3 for the MDA and $79 million for the development on the Accelerated Improved Intercept Initiative (AI3) program for the U.S. Army.

Space and Airborne Systems
	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	% Change	Sep 29, 2013	Sep 30, 2012	% Change
Total Net Sales	$1,556	$1,678	(7.3)%	$4,758	$5,003	(4.9)%
Total Operating Expenses
Cost of sales—labor	647	631	2.5%	1,983	1,977	0.3%
Cost of sales—materials and subcontractors	467	593	(21.2)%	1,449	1,720	(15.8)%
Other cost of sales and other operating expenses	218	218	—%	659	601	9.7%
Total Operating Expenses	1,332	1,442	(7.6)%	4,091	4,298	(4.8)%
Operating Income	$224	$236	(5.1)%	$667	$705	(5.4)%
Operating Margin	14.4%	14.1%		14.0%	14.1%

Change in Operating Income (in millions)	Three Months Ended Sep 29, 2013 Versus Three Months Ended Sep 30, 2012			Nine Months Ended Sep 29, 2013 Versus Nine Months Ended Sep 30, 2012
Volume		$(16)			$(30)
Net change in EAC adjustments		—			(17)
Mix and other performance		4			9
Total Change in Operating Income		$(12)			$(38)

	Three Months Ended			Nine Months Ended
(In millions, except percentages)	Sep 29, 2013	Sep 30, 2012	% Change	Sep 29, 2013	Sep 30, 2012	% Change
Bookings	$1,463	$1,644	(11.0)%	$3,889	$5,080	(23.4)%

Total Net Sales—The decrease in total net sales of $122 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to lower net sales of $60 million on certain intelligence, surveillance and reconnaissance systems programs due to reduced program requirements and lower net sales of $39 million on certain classified programs.

The decrease in total net sales of $245 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to lower net sales of $158 million on certain classified programs and lower net sales of $112 million on certain intelligence, surveillance and reconnaissance systems programs due to reduced program requirements.

Total Operating Expenses—The decrease in total operating expenses of $110 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to a decrease in materials and subcontractors costs of $126 million. The decrease in materials and subcontractors costs was primarily due to the activity on the programs described above in Total Net Sales.

The decrease in total operating expenses of $207 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to a decrease in materials and subcontractors costs of $271 million, partially offset by an increase in other cost of sales and other operating expenses of $58 million. The decrease in materials and subcontractors costs was primarily due to the activity on the programs and for the reasons described above in Total Net Sales. The increase in other cost of sales and other operating expenses was driven principally by lower deliveries on radios accounted for using the units of delivery method.

Operating Income and Margin—The decrease in operating income of $12 million in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to a decrease in volume of $16 million, primarily due to the programs and for the reasons described above in Total Net Sales. Included in mix and other performance was $11 million and $7 million of acquisition-related costs in the third quarters of 2013 and 2012, respectively. Operating margin in the third quarter of 2013 was relatively consistent with the third quarter of 2012.

The decrease in operating income of $38 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to a decrease in volume of $30 million, primarily due to the programs and for the reasons described above in Total Net Sales. Included in mix and other performance was $34 million and $26 million of acquisition-related costs in the first nine months of 2013 and 2012, respectively. Operating margin in the first nine months of 2013 was relatively consistent with the first nine months of 2012.

Backlog and Bookings—Backlog was $7,155 million at September 29, 2013 compared to $7,440 million at December 31, 2012. The decrease in backlog of $285 million or 4% at September 29, 2013 compared to December 31, 2012 was primarily due to sales in excess of bookings in the first nine months of 2013 principally within the Intelligence, Surveillance and Reconnaissance Systems product line. Bookings decreased by $181 million in the third quarter of 2013 compared to the third quarter of 2012. In the third quarter of 2013, SAS booked $271 million to develop the Next Generation Jammer (NGJ) for the U.S. Navy, an award which is currently under protest. SAS also booked $170 million on the Joint Polar Satellite System (JPSS) program for NASA and $164 million on a number of classified contracts. In the third quarter of 2012, SAS booked $105 million for an international sensor program. SAS also booked $419 million on a number of classified contracts.

Bookings decreased by $1,191 million in the first nine months of 2013 compared to the first nine months of 2012. In addition to the bookings noted above, in the first nine months of 2013, SAS booked $90 million for the production of Active Electronically Scanned Array (AESA) radars for the U.S. Air Force and $699 million on a number of classified contracts. In addition to the bookings noted above, in the first nine months of 2012, SAS booked $205 million to provide multi-spectral targeting systems (MTS) for Unmanned Aerial Vehicles to the U.S. Air Force, $159 million to supply radar spare parts on the APG–63 for an international customer, $104 million for the Navy Multiband Terminal (NMT) program for the U.S. Navy, $99 million on a radar performance-based logistics (PBL) contract for international customers, and $77 million for the production of radar warning receivers for the U.S. Navy. SAS also booked $1,367 million on a number of classified contracts.

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
The components of the FAS/CAS Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
FAS/CAS Pension Adjustment	$(47)	$(49)	$(192)	$(189)
FAS/CAS PRB Adjustment	1	2	3	1
FAS/CAS Adjustment	$(46)	$(47)	$(189)	$(188)
The components of the FAS/CAS Pension Adjustment were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
FAS expense	$(294)	$(256)	$(931)	$(818)
CAS expense	247	207	739	629
FAS/CAS Pension Adjustment	$(47)	$(49)	$(192)	$(189)

A key driver of the difference between FAS and CAS expense (and consequently, the FAS/CAS Pension Adjustment) is the pattern of earnings and expense recognition for gains and losses that arise when our asset and liability experience differ from our assumptions under each set of requirements. Generally, such gains or losses are amortized under FAS over the average future working lifetime of the eligible employee population of approximately 10 years at September 29, 2013 and December 31, 2012, and are currently amortized under CAS over a 15-year period. However, CAS Harmonization reduced this amortization period from 15 to 10 years beginning in 2013, as well as changed the liability measurement method. We do not utilize a "corridor" method under FAS to determine the deferred actuarial losses that are subject to amortization for our U.S. pension plans. In accordance with both FAS and CAS, a “calculated market-related value” of our plan assets is used to calculate the amount of deferred asset gains or losses to be amortized. The market-related value of assets is determined using actual asset gains or losses over a certain prior period (three years for FAS and five years for CAS, subject to certain limitations under CAS on the difference between the market-related value and actual market value of assets). Because of this difference in the number of years over which actual asset gains or losses are recognized and subsequently amortized, FAS expense generally tends to reflect recent gains or losses faster than CAS. Another driver of CAS expense (but not FAS expense) is the funded status of our pension plans under CAS. As noted above, CAS expense is only recognized for plans that are not fully funded; consequently, if plans become or cease to be fully funded under CAS due to our asset or liability experience, our CAS expense will change accordingly.

The decrease in our FAS/CAS Pension Adjustment of $2 million in the third quarter of 2013 compared to the third quarter of 2012 was driven by a $38 million increase in our FAS expense offset by a $40 million increase in our CAS expense. The increase in our FAS/CAS Pension Adjustment of $3 million in the first nine months of 2013 compared to the first nine months of 2012 was driven by a $113 million increase in our FAS expense offset by a $110 million increase in our CAS expense. The increase in our FAS expense in the third quarter and first nine months of 2013 was due primarily to the increase in the amortization of deferred actuarial losses as a result of the decrease in the discount rate. The increase in the CAS expense in the third quarter and first nine months of 2013 was primarily due to the continued recognition of the 2008 negative asset returns.

Our FAS/CAS PRB Adjustment was $1 million of income in the third quarter of 2013 compared to $2 million of income in the third quarter of 2012 and income of $3 million in the first nine months of 2013 versus income of $1 million in the first nine months of 2012.

Corporate and Eliminations
Corporate and Eliminations includes corporate expenses and intersegment sales and profit eliminations. Corporate expenses represent unallocated costs and certain other corporate costs not considered part of management’s evaluation of reportable segment operating performance.

The components of total net sales and operating income related to Corporate and Eliminations were as follows:

	Three Months Ended		Nine Months Ended
Total Net Sales (in millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Intersegment sales eliminations	$448	$467	$1,390	$1,380
Corporate	—	—	—	—
Total	$448	$467	$1,390	$1,380

	Three Months Ended		Nine Months Ended
Operating Income (in millions)	Sep 29, 2013	Sep 30, 2012	Sep 29, 2013	Sep 30, 2012
Intersegment profit eliminations	$(39)	$(41)	$(125)	$(127)
Corporate	(4)	1	(16)	(4)
Total	$(43)	$(40)	$(141)	$(131)

Discontinued Operations
In pursuing our business strategies we have divested certain non-core businesses, investments, and assets when appropriate. All residual activity relating to our previously disposed businesses appears in discontinued operations.

We retained certain assets and liabilities of our previously disposed businesses. At September 29, 2013 and December 31, 2012, we had $3 million and $7 million, respectively, of assets primarily related to our retained interest in general aviation finance receivables from the previously sold Raytheon Aircraft Company. At September 29, 2013 and December 31, 2012, we had $33 million and $36 million, respectively, of liabilities primarily related to non-income tax obligations, certain environmental and product liabilities and various contract obligations. We also retained certain pension assets and obligations, which we include in our pension disclosures.

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

In addition, the following table highlights selected measures of our liquidity and capital resources at September 29, 2013 and December 31, 2012:

(In millions)	Sep 29, 2013	Dec 31, 2012
Cash and cash equivalents	$2,942	$3,188
Short-term investments	955	856
Working capital	3,913	3,344
Amount available under credit facilities	1,398	1,398

Operating Activities

	Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012
Net cash provided by (used in) operating activities from continuing operations	$1,276	$963
Net cash provided by (used in) operating activities	1,277	969

The $313 million net increase in cash from operating activities from continuing operations in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to a decrease in net tax payments.

Pension Plan Contributions—We may make both required and discretionary contributions to our pension plans. Required contributions are primarily determined in accordance with the Pension Protection Act of 2006 (PPA), which amended the Employee Retirement Income Security Act of 1974 (ERISA) rules and are affected by the actual return on plan assets and plan funded status. The funding requirements under the PPA require us to fully fund our pension plans over a rolling seven-year period as determined annually based upon the PPA calculated funded status at the beginning of the year. The PPA funded status is based on actual asset performance, averaged over three years, and PPA discount rates, which are based on a 24-month average of high quality corporate bond rates, as published by the IRS. In July 2012, the Surface Transportation Extension Act, which is also referred to as the Moving ahead for Progress in the 21st Century Act (STE Act), was passed by Congress and signed by the President. The STE Act includes a provision for temporary pension funding relief from the current historically low interest rate environment. The provision adjusts the 24-month average high quality bond rates used to determine the PPA funded status so that they are within a floor and cap, or "corridor," based on the 25-year average of corporate bond rates. Beginning in 2012, interest rates must be between 90% and 110% of the 25-year rate, with a 5% increase in this corridor for each year from 2013–2016, resulting in a gradual phase-out of the provision. Funding requirements for future periods will be based on actual asset performance and future interest rates. Pension assets and liabilities are valued annually at December 31 for purposes of determining funded status and future year for FAS expense, CAS expense and cash funding requirements.

We made the following contributions to our pension and PRB plans during the first nine months of 2013 and 2012:

	Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012
Required pension contributions	$747	$698
PRB contributions	16	13

Tax Payments and Refunds—We made the following net tax payments during the first nine months of 2013 and 2012:

	Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012
Federal	$433	$641
Foreign	13	31
State	34	75

We expect full-year net federal, foreign and state tax payments to be approximately $747 million in 2013 compared to $916 million in 2012.

Interest Payments—We made interest payments on our outstanding debt of $139 million and $132 million in the first nine months of 2013 and 2012, respectively.

Investing Activities

	Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012
Net cash provided by (used in) investing activities	$(308)	$(833)

The change in net cash used in investing activities of $525 million in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the short-term investments activity as described below.

Additions to property, plant and equipment and capitalized internal use software—Additions to property, plant and equipment and capitalized internal use software were as follows:

	Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012
Additions to property, plant and equipment	$165	$204
Additions to capitalized internal use software	34	60

We expect our property, plant and equipment and internal use software expenditures to be approximately $320 million and $60 million, respectively, in 2013, consistent with the anticipated needs of our business and for specific investments including program capital assets and facility improvements.

Short-term investments activity—We invest in marketable securities in accordance with our short-term investment policy and cash management strategy. These marketable securities are classified as available-for-sale and are recorded at fair value as short-term investments in our consolidated balance sheets.

Activity related to short-term investments was as follows:

	Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012
Purchases of short-term investments	$(939)	$(831)
Sales of short-term investments	325	150
Maturities of short-term investments	518	75

Acquisitions and Divestitures—In pursuing our business strategies, we acquire and invest in certain businesses that meet strategic and financial criteria, and divest of certain non-core businesses, investments and assets when appropriate.

During the first nine months of 2013, we acquired Visual Analytics, Incorporated, subsequently renamed Raytheon Visual Analytics, Incorporated (RVAI), for $14 million in cash, net of cash acquired, and exclusive of retention payments. RVAI further extends our capabilities to meet the data analytics, data visualization and information sharing needs of our customers, and this acquisition is part of our strategy to enhance our Intelligence, Information and Services (IIS) offerings. In connection with this acquisition, we have recorded $12 million of goodwill, primarily related to expected synergies from combining operations and the value of the existing workforce, and $3 million of intangible assets. We completed the purchase price allocation process in the third quarter of 2013. Pro-forma financial information has not been provided for this acquisition because it is not material.

Financing Activities

	Nine Months Ended
(In millions)	Sep 29, 2013	Sep 30, 2012
Net cash provided by (used in) financing activities	$(1,215)	$(1,104)

We have used cash provided by operating activities and proceeds from the issuance of new debt as our primary sources for the repayment of debt, payment of dividends, pension contributions and the repurchase of our common stock. The change in net cash used in financing activities in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to the activity under our common stock plans.

Stock Repurchases—In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. At September 29, 2013, we had approximately $670 million available under this repurchase program. All previous programs were completed by the first quarter of 2012. Stock repurchases will take place from time to time at management’s discretion depending on market conditions.

Stock repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with restricted stock awards, restricted stock units and stock options issued to employees.

Our stock repurchases were as follows:

	Nine Months Ended
(In millions)	Sep 29, 2013		Sep 30, 2012
	$	Shares	$	Shares
Stock repurchased under our stock repurchase program	$675	10.5	$725	14.1
Stock repurchased to satisfy tax withholding obligations	47	0.8	35	0.7
Total stock repurchases	$722	11.3	$760	14.8

In May 2010, our stockholders approved the Raytheon 2010 Stock Plan. Under the plan, we may grant restricted stock awards, restricted stock units, stock grants, stock options and stock appreciation rights.

Cash Dividends—Our Board of Directors authorized the following cash dividends:

	Nine Months Ended
(In millions, except per share amounts)	Sep 29, 2013	Sep 30, 2012
Cash dividends declared per share	$1.65	$1.50
Total dividends paid	520	478
In March 2013, our Board of Directors authorized a 10% increase to our annual dividend payout rate from $2.00 to $2.20 per share. Dividends are subject to quarterly approval by our Board of Directors.

CAPITAL RESOURCES
Total debt was $4.7 billion at September 29, 2013 and December 31, 2012. Our outstanding debt bears contractual interest at fixed interest rates ranging from 2.5% to 7.2% and matures at various dates from 2018 through 2041.

Cash and Cash Equivalents and Short-Term Investments—Cash and cash equivalents and short-term investments were approximately $3.9 billion at September 29, 2013 and $4.0 billion at December 31, 2012. We may invest in U.S. Treasuries; AAA/Aaa rated money market funds; certificates of deposit, time deposits and commercial paper of banks with a minimum long-term debt rating of A or A2 and minimum short-term debt rating of A-1 and P-1, and commercial paper of corporations with a minimum long-term debt rating of A+ or A1 and minimum short-term debt rating of A-1 and P-1. Cash and cash equivalents and short-term investments balances held at our foreign subsidiaries were approximately $743 million and $725 million at September 29, 2013 and December 31, 2012, respectively. Earnings from our foreign subsidiaries are currently deemed to be indefinitely reinvested. We do not expect such reinvestment to affect our liquidity and capital resources, and we continuously evaluate our liquidity needs and ability to meet global cash requirements as a part of our overall capital deployment strategy. Factors that affect our global capital deployment strategy include anticipated cash flows, the ability to repatriate cash in a tax efficient manner, funding requirements for operations and investment activities, acquisitions and divestitures, and capital market conditions.

Credit Facilities—In December 2011, we entered into a $1.4 billion revolving credit facility maturing in 2016, replacing the previous $500 million and $1.0 billion credit facilities, which were both scheduled to mature in November 2012.

Under the $1.4 billion credit facility, we can borrow, issue letters of credit, and backstop commercial paper. Borrowings under this facility bear interest at various rate options, including LIBOR plus a margin based on our credit ratings. Based on our credit ratings at September 29, 2013, borrowings would generally bear interest at LIBOR plus 90 basis points. The credit facility is comprised of commitments from approximately 25 separate highly rated lenders, each committing no more than 10% of the facility. As of September 29, 2013 and December 31, 2012, there were no borrowings outstanding under this credit facility. However, we had $2 million of outstanding letters of credit at September 29, 2013 and December 31, 2012, which effectively reduced our borrowing capacity under this credit facility by those same amounts.

Under the $1.4 billion credit facility we must comply with certain covenants, including a ratio of total debt to total capitalization of no more than 60%. We were in compliance with the credit facility covenants during the first nine months of 2013 and full-year 2012. Our ratio of total debt to total capitalization, as those terms are defined in the credit facility was 34.9% at September 29, 2013. We are providing this ratio as this metric is used by our lenders to monitor our leverage and is also a threshold that limits our ability to utilize this facility.

Credit Ratings—Three major corporate debt rating organizations, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by each of these agencies as of September 29, 2013 to our short-term and long-term senior unsecured debt:

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

(In millions, except percentages)	Sep 29, 2013	Dec 31, 2012
Total remediation costs—undiscounted	$203	$202
Weighted average risk-free rate	5.6%	5.6%
Total remediation costs—discounted	$139	$131
Recoverable portion	94	86
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

Financing Arrangements and Other—We issue guarantees, and banks and surety companies issue, on our behalf, letters of credit and surety bonds to meet various bid, performance, warranty, retention and advance payment obligations of us or our affiliates. These instruments expire on various dates through 2023. Additional guarantees of project performance for which there is no stated value also remain outstanding. The stated values outstanding consisted of the following:

(In millions)	Sep 29, 2013	Dec 31, 2012
Guarantees	$378	$255
Letters of credit	1,313	1,474
Surety bonds	238	239

Included in guarantees and letters of credit described above were $233 million and $216 million, respectively, at September 29, 2013, and $108 million and $225 million, respectively, at December 31, 2012, related to our joint venture in Thales-Raytheon Systems Co. Ltd. (TRS). We provide these guarantees and letters of credit to TRS and other affiliates to assist these entities in obtaining financing on more favorable terms, making bids on contracts and performing their contractual obligations. While we expect these entities to satisfy their loans, and meet their project performance and other contractual obligations, their failure to do so may result in a future obligation to us. We periodically evaluate the risk of TRS and other affiliates failing to satisfy their loans, project performance and meet other contractual obligations described above. At September 29, 2013, we believe the risk that TRS and other affiliates will not be able to perform or meet their obligations is minimal for the foreseeable future based on their current financial condition. All obligations were current at September 29, 2013. At September 29, 2013 and December 31, 2012, we had an estimated liability of $7 million and $4 million, respectively, related to these guarantees and letters of credit.

In 1997, we provided a first loss guarantee of $133 million on $1.3 billion of U.S. Export-Import Bank loans (maturing in 2015) to the Brazilian Government related to IDS' System for the Vigilance of the Amazon (SIVAM) program. Loan repayments by the Brazilian Government were current at September 29, 2013.
We have entered into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. At September 29, 2013, the aggregate amount of our offset agreements had an outstanding notional value of approximately $5 billion. These agreements are designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities, or addressing other local development priorities. Offset agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects, and the purchase by third parties (e.g., our vendors) of supplies from in-country vendors. These agreements may also be satisfied through our use of cash for activities such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects, and making investments in local ventures. Such activities may also vary by country depending upon requirements as dictated by their governments. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customers and typically require cash outlays that represent only a fraction of the notional value in the offset agreements. Offset programs usually extend over several or more years and may provide for penalties in the event we fail to perform in accordance with offset requirements. We have historically not been required to pay any such penalties.

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
On July 22, 2010, Raytheon Systems Limited (RSL) was notified by the UK Border Agency (UKBA) that it had been terminated for cause on a program. The termination notice included allegations that RSL had failed to perform on certain key milestones and other matters in addition to claiming entitlement to recovery of certain losses incurred and previous payments made to RSL. We believe that RSL performed well and delivered substantial capabilities to the UKBA under the program, which has been operating successfully and providing actionable information since live operations began in May 2009. As a result of the termination notice, we adjusted our estimated amounts of revenue and cost under the program in the second quarter of 2010. On July 29, 2010, RSL filed a dispute notice on the grounds that the termination by the UKBA was not valid. On August 18, 2010, the UKBA initiated arbitration proceedings on this issue. On March 22, 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. On March 23, 2011, the UKBA submitted a detailed claim in the arbitration of approximately £350 million (approximately $565 million based on foreign exchange rates as of September 29, 2013) for damages and clawback of previous payments, plus interest and arbitration costs, excluding any credit for capability delivered or draw on the letters of credit. The UKBA also asserted that additional amounts may be detailed in the claim in the future if estimates of its damages change, and for continuing post-termination losses and any re-procurement costs, which have not been quantified. At RSL's request, on March 29, 2011, the Arbitration Tribunal issued an interim order restraining the UKBA from drawing down on the letters of credit pending a hearing on the issue. Following the hearing, the Tribunal lifted the restraint on the basis that, at this early stage of the proceedings, the Tribunal had not heard the evidence needed to decide the merits of whether the contractual conditions for a drawdown had been established. The Tribunal also concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. As a result, on April 6, 2011, the UKBA drew the $80 million on the letters of credit.
As a result of the Tribunal’s decision that the letters of credit are inextricably intertwined with the ultimate decision on the merits in the arbitration, we were no longer able to evaluate, independently from the overall claim, the probability of recovery of any amounts drawn on the letters of credit. We therefore recorded $80 million of costs related to the UKBA drawdown (UKBA LOC Adjustment), which was included in the operating expenses of our Intelligence, Information and Services segment in the first quarter of 2011.
In June 2011, RSL submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $807 million based on foreign exchange rates as of September 29, 2013) against the UKBA for the collection of receivables, damages and interest. On October 3, 2011, the UKBA filed its reply to RSL's counterclaims, and increased its claim amount by approximately £32 million, to include additional civil service and post termination costs, and approximately £33 million for interest, raising the gross amount of the UKBA claim for damages and clawback of previous payments to approximately £415 million (approximately $670 million based on foreign exchange rates as of September 29, 2013). On January 6, 2012, RSL filed its response to the UKBA's reply. RSL is pursuing vigorously the collection of all receivables for the program and damages in connection with the wrongful termination and is mounting a strong defense to the UKBA's alleged claims for losses and previous payments. RSL has also settled substantially all subcontractor claims, novated all key subcontracts to the UKBA and agreed with the UKBA that RSL's exit obligations to operate the previously delivered capability ended in April 2011. Effective April 15, 2011, the UKBA took over responsibility for operating the previously delivered capability. In March 2013, the UKBA updated the total net amount of its claims to approximately £302 million (approximately $487 million based on foreign exchange rates as of September 29, 2013) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. Arbitration hearings commenced in late 2012 and we expect to have a decision in 2013.
The receivables and other assets remaining under the program for technology and services delivered were approximately $40 million at September 29, 2013 and December 31, 2012. We believe the remaining receivables and other assets are probable of recovery in litigation or arbitration. We currently do not believe it is probable that RSL is liable for losses, previous payments (which includes the $80 million related to the drawdown on the letters of credit), clawback or other claims asserted by the UKBA either in its March 2011 arbitration filing or its October 2011 reply. Due to the inherent uncertainties in litigation and arbitration, and the complexity and technical nature of actual and potential claims and counterclaims, it is reasonably possible that the ultimate amount of any resolution of the termination could be less or greater than the amounts we have recorded. For the same reasons, at this time, we are unable to estimate a range of the possible loss or recovery, if any, beyond the claim and counterclaim amounts. If we fail to collect the receivable balances or are required to make payments against claims or other losses asserted by the UKBA in excess of the amounts we have recorded, it could have a material adverse effect on our financial position, results of operations or liquidity.

On June 29, 2012 and July 13, 2012, we received a contracting officer’s final decision (COFD) for 2004 and 2005 incurred costs at SAS. The COFDs demand a total payment of $241 million for costs, interest and penalties associated with several issues, the largest of which relates to specific research and development and capital projects undertaken by SAS between 2000 and 2005. To date, no COFDs have been provided for 2000 to 2003 periods at SAS on these issues. The Government alleges that the costs incurred on the projects should have been charged directly to U.S. Government contracts rather than through indirect rates and that these costs should not be recoverable. We strongly disagree with the Government's position. We have requested a deferment of the payment and in February and May 2013, we filed complaints in the U.S. COFC challenging the 2004 and 2005 COFDs, respectively. Due to the inherent uncertainties of litigation, we cannot estimate a range of potential loss. We believe that we appropriately charged the disputed costs based on government accounting standards and applicable precedent and properly disclosed our approach to the Government. We also believe that in many cases, the statute of limitations has run on the issues. Based upon the foregoing, we do not expect the results of the COFDs to have a material impact on our financial position, results of operations or liquidity.

In addition, various other claims and legal proceedings generally incidental to the normal course of business are pending or threatened against, or initiated by, us. We do not expect any of these proceedings to result in any additional liability or gains that would materially affect our financial position, results of operations or liquidity. In connection with certain of our legal matters, we may be entitled to insurance recovery for qualified legal costs. We do not expect any insurance recovery to have a material impact on the financial exposure that could result from these matters.

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

Accounting Standards
New pronouncements issued but not effective until after September 29, 2013 are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The following tables provide information as of September 29, 2013 and December 31, 2012 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. There were no interest rate swaps outstanding at September 29, 2013 or December 31, 2012.

As of September 29, 2013 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$—	$4,783	$4,783	$5,046
Average interest rate	—%	—%	—%	—%	—%	4.372%	4.372%

As of December 31, 2012 Principal Payments and Interest Rate Detail by Contractual Maturity Dates (In millions, except percentages)

Long-Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$—	$—	$4,783	$4,783	$5,483
Average interest rate	—%	—%	—%	—%	—%	4.372%	4.372%
In addition, the aggregate notional amount of the outstanding foreign currency forward contracts was $1,510 million and $1,305 million at September 29, 2013 and December 31, 2012, respectively.
For foreign currency forward contracts designated and qualifying for hedge accounting, we record the effective portion of the gain or loss on the derivative in accumulated other comprehensive loss, net of tax, and reclassify it into earnings in the same period or periods during which the hedged revenue or cost of sales transaction affects earnings. Unrealized gains of $18 million and $17 million were included in other assets, net, and unrealized losses of $17 million and $14 million were included in other accrued expenses at September 29, 2013 and December 31, 2012, respectively.
Realized gains and losses resulting from these cash flow hedges offset the foreign currency exchange gains and losses on the underlying assets or liabilities being hedged. We believe our exposure due to changes in foreign currency rates is not material due to our hedging policy.

At September 29, 2013, we had short-term investments with a fair value of $955 million, which are classified as available-for-sale and consist of highly rated bank certificates of deposit with a minimum long-term debt rating of A or A2 and a minimum short-term debt rating of A-1 and P-1. Our exposure due to changes in interest rates is not material due to the nature and amount of our short-term investments (i.e., high quality certificates of deposit).

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of September 29, 2013.
Conclusion of Evaluation—Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 29, 2013 were effective.
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
Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

On August 18, 2010, the UK Border Agency (UKBA) initiated arbitration proceedings in the London Court of International Arbitration against Raytheon Systems Limited (RSL) in connection with the parties' dispute with respect to the UKBA's termination of RSL for cause on a program. The UKBA claimed that RSL had failed to perform on certain key milestones and other matters and that the UKBA was entitled to recovery of certain losses incurred and previous payments made to RSL. In March 2011, the UKBA gave notice that it had presented a demand to draw on the approximately $80 million of letters of credit provided by RSL upon the signing of the contract with the UKBA in 2007. At RSL's request, the Arbitration Tribunal initially issued an interim order restraining the drawdown but, following a hearing on the issue, lifted the restraint and concluded that any decision on the UKBA's right to call on the letters of credit is inextricably intertwined with the ultimate decision on the merits in the arbitration. The Tribunal also preserved RSL's right to claim damages should RSL later establish that the drawdown was not valid. To date, the UKBA has submitted total net claims in the arbitration of approximately £302 million (approximately $487 million based on foreign exchange rates as of September 29, 2013) for damages, clawback of previous payments and interest, and inclusive of a credit for capability delivered by RSL. RSL has submitted in the arbitration its defenses to the UKBA claim as well as substantial counterclaims in the amount of approximately £500 million (approximately $807 million based on foreign exchange rates as of September 29, 2013) against the UKBA for the collection of receivables, damages and interest. Arbitration hearings commenced in late 2012 and we expect to have a decision in 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value (in billions) of Shares that May Yet Be Purchased Under the Plan (2)
July (July 1, 2013 - July 28, 2013)	1,008	$69.75	—	$0.9
August (July 29, 2013 - August 25, 2013)	1,304,012	75.17	1,299,786	0.8
September (August 26, 2013 - September 29, 2013)	1,670,857	76.35	1,666,740	0.7
Total	2,975,877	$75.83	2,966,526

(1)
Includes shares purchased related to treasury activity under our stock plans. Such activity during the third quarter of 2013 includes the surrender by employees of 9,351 shares to satisfy income tax withholding obligations in connection with the vesting of restricted stock previously issued to employees.

(2)
In September 2011, our Board of Directors authorized the repurchase of up to $2.0 billion of our outstanding common stock. All previous programs have been completed as of April 1, 2012. Stock repurchases will take place from time to time at management’s discretion depending on market conditions.

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

101
The following materials from Raytheon Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

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
October 24, 2013